Form 10-K
period 1993-12-31
BOEING CO
filed 1994-03-17
CIK 12927

................................................................................
................................................................................

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                          Commission file number 1-442

                              THE BOEING COMPANY

                          7755 East Marginal Way South
                           Seattle, Washington 98108
                          Telephone:  (206) 655-2121
                      State of incorporation:   Delaware
                    IRS identification number:  91-0425694

          Securities registered pursuant to Section 12(b) of the Act:

             Class of Security:                Registered on
         --------------------------        ------------------------------
         Common Stock, $5 par value        New York Stock Exchange
                                           The Stock Exchange, London
                                           The Swiss Stock Exchanges
                                            of Zurich, Basle and Geneva
                                           Amsterdam Stock Exchange, N.V.
                                           Tokyo Stock Exchange

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

A disclosure of one delinquent filer pursuant to Item 405 of Regulation S-K will be contained in the registrant's definitive proxy statement incorporated by reference in Part III of this Form 10-K.

As of January 31, 1994, there were 340,235,981 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $14.7 billion.

Part I and Part II incorporate information by reference from certain portions of the Company's 1993 Annual Report to Shareholders. Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
...........................................................................
...........................................................................

                                1 of 109   Exhibit index is on page 22

                                    PART I
Item 1. Business

  The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates primarily in two industry segments: Commercial Aircraft, and Defense and Space. Commercial Aircraft operations - conducted principally through Boeing Commercial Airplane Group - involve development, production and marketing of commercial jet transports and providing related support services, principally to commercial customers. Defense and Space operations - conducted principally through Boeing Defense & Space Group - involve research, development, production, modification and support of military aircraft and helicopters and related systems, space systems and missile systems. Defense and Space operations are principally with the U.S. Government.
  With respect to the Commercial Aircraft segment, the Company is a leading producer of commercial transport aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of jet transport aircraft currently includes the 737 and 757 standard-body models series and the 747 and 767 wide-body models series. In early 1992, the Company sold the de Havilland division of Boeing of Canada, which produced turboprop commuter aircraft.
  The Company continues development of the 777 twinjet, a new jet transport which will seat from 375 to 400 passengers in two classes and will fill a market segment between the 767-300 and 747-400 models. It will feature a new wing, wide-body fuselage and the latest high-efficiency turbofan engines. This new twinjet will continue to require substantial investments in development, tooling and inventory, leading up to initial deliveries in mid-1995.
  Principal ongoing activities in the Defense and Space segment include Space Station development and other space related activities, production and remanufacturing of CH-47 helicopters, F-22 fighter aircraft engineering and manufacturing development activities, B-2 bomber subcontract work, V-22 Osprey tiltrotor transport development and test activities, E-3
Airborne Warning and Control System (AWACS) updates and the new 767-based
AWACS, RAH-66 Comanche helicopter development activities, Avenger air defense system deliveries, updating and modifying various military aircraft and systems, and classified projects. The Space Station, F-22 fighter, RAH-66 Comanche helicopter, and V-22 Osprey tiltrotor transport are developmental programs currently being conducted primarily under cost-reimbursement-type contracts. The Company's activities on the F-22, RAH-66, and V-22 programs are under joint venture teaming arrangements with other companies.
  The Company conducts various other activities representing only a small portion of the Company's total activities, primarily developing large-scale information systems and conducting management services, principally for government agencies. In 1993, the Company discontinued its involvement with the U.S. Government's strategic petroleum reserve.
  Commercial jet transports are normally sold on a firm fixed-price basis with an indexed price escalation clause. Defense and space developmental programs are normally performed under cost-reimbursement-type contracts, but certain developmental programs have been under fixed-price arrangements in the recent past. Developmental contracts often contain incentives related to cost performance and/or awards for other contract milestone accomplishments.
Defense and space production programs are generally performed under firm fixed-price contracts or fixed-price contracts containing incentive provisions related to costs.



                                2 of 109

  Revenues, operating profits and other financial data of the Company's major industry segments for the three years ended December 31, 1993, are set forth on pages 51 and 52 of the Company's 1993 Annual Report to Shareholders and are incorporated herein by reference.
  The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors in long-term traffic growth are sustained economic growth in developed and emerging markets and political stability. Demand for the Company's products is further influenced by profitability of the airline industry, the globalization and consolidation of the industry, airport and air traffic control infrastructure, noise regulations, product development and strategy, and price and other competitive factors.
  The Company's ability to deliver jet transports on schedule is dependent upon a variety of factors, including availability of raw materials, performance of suppliers and subcontractors, and certifications by the Federal Aviation Administration. The introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.
  The Company experienced no significant shortages of raw materials essential to its business during 1993 and does not anticipate any shortages of critical commodities over the longer term, although this is difficult to assess because many factors causing such possible shortages are outside its control.
  The Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers. Many major components and equipment items for the Company's products are procured from or subcontracted to various domestic and foreign companies. Although the Company has periodically experienced certain problems with supplier and subcontractor performance, these situations have been manageable.
  While the Company owns numerous patents and has licenses under patents owned by others relating to its products and their manufacture, it does not believe that its business would be materially affected by the expiration of any patents or termination of any patent license agreements. The Company has no trademarks, franchises or concessions that are considered to be of material importance to the conduct of its business.
  The Company is a major supplier to U.S. Government agencies, principally the Department of Defense (DoD) and the National Aeronautics and Space Administration (NASA). This portion of the Company's business is highly sen-sitive to shifts in the national economy, changing national priorities, fluc-tuations in the defense and space budgets, and Government procurement policies.
  The Company's backlog of firm contractual orders (in billions) at December 31 follows:
                                      1993      1992
                                      ----      ----
  Commercial Aircraft                $69.0     $82.0
  Defense and Space                    4.2       5.6
  Other industries                      .3        .3
                                     -----     -----
   Total                             $73.5     $87.9
                                     =====     =====








                                3 of 109

  Not included in firm contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated U.S. Government contract values not included in backlog totaled $6.9 billion and $7.6 billion as of December 31, 1993 and 1992.
  In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Many of the orders extend out several years, with approximately 60% of the contractual backlog for commercial jet airplanes scheduled to be delivered after 1995. Changes in the economic environment and the financial condition of airlines can result in customer requests for rescheduling or cancellation of contractual orders.
  Contracts with the U.S. Government are subject to termination for default or for convenience by the Government if deemed in its best interests. Contracts which are terminated for convenience generally provide for payments to a contractor for its costs and a proportionate share of profit for work accomplished through the date of termination. Contracts which are terminated for default generally provide that the Government pays only for the work it has accepted, can require the contractor to pay the difference between the original contract price and the cost to reprocure the contract items net of the value of the work accepted from the original contractor, and can hold a contractor liable for damages. (See Item 3 - Legal Proceedings regarding the Government's partial termination of the Peace Shield program for alleged default.) A termination for default, if upheld, also may adversely affect a contractor's ability to compete successfully for other Government contracts.
  The Commercial Aircraft segment is highly competitive. The Company's commercial aircraft sales are subject to intense competition from aircraft manufactured by other companies, both foreign and domestic, including foreign companies which are nationally owned or subsidized. To meet competition, the Company maintains a continuous program directed toward enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality within and across the Boeing family of airplanes. The major focus of development activities over the past three years has been the 777 wide-body twinjet which is scheduled to enter airline service in mid-1995. The 777 is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and intra-regional markets. A long-range version of the 777 is being offered for delivery in late 1996, and the aircraft could be further developed for greater capability including additional range and a stretched fuselage. During 1993 the Company began development activities on the next generation of the 737 family of short-to-medium-range jetliners that will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The first next-generation 737, designated the 737-700, is the middle-sized member of the 737 family. Customer orders will determine the sequence and timing of the introduction of the smaller 737-600 and the larger 737-800.
  The Company continues to assess the market potential for new or derivative aircraft that are larger and have more range than the 747-400. Because of a relatively limited market and the heavy resource investment levels required, the Company signed an agreement with four European aerospace companies in 1993 to study the feasibility of developing a new aircraft capable of carrying between 550 and 800 passengers.
                                4 of 109
  While product development activities are principally oriented toward maintaining and enhancing the competitiveness of the Boeing subsonic fleet, the Company is also involved in studies to understand the technological and economic issues associated with development of commercial supersonic aircraft.
  During 1993, announced new orders for the Company's commercial jet transports totaled 247 aircraft, which represented approximately 75% of the dollar value of total new announced orders during the year. In terms of revenue, the Company's commercial jet transport deliveries represented approximately 60% of total market deliveries during the five-year period ended December 31, 1993.
  The U.S. Government defense market environment is one in which continued intense competition among defense contractors can be expected, especially in light of the shrinking defense budget. The Company's ability to successfully retain and compete for such business is highly dependent on its technical excellence, demonstrated management proficiency, strategic alliances, and cost-effective performance.
  Company-sponsored research and development not recoverable under contracts and charged directly to earnings as incurred amounted to $1,661 million, $1,846 million, and $1,417 million in 1993, 1992 and 1991, respectively. In 1994, research and development expense is projected to increase somewhat relative to 1993, principally in support of the 777, the 737-700, and other commercial jet transport programs and research.
  The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company.
  The Company had approximately 123,000 employees at January 31, 1994, including approximately 1,600 in Canada.
  Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 51 of the Company's
1993 Annual Report to Shareholders and incorporated herein by reference.
Less than 3% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1993. Approximately 62% of the Company's contractual backlog at December 31, 1993, in terms of dollar value was with non-U.S. customers. Sales outside the United States are influenced by international relationships and U.S.
Government foreign policy. Relative profitability is not significantly different from that experienced in the domestic market.
  Approximately 18% of accounts receivable and customer financing combined consisted of amounts due from customers outside the United States. These amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.







                                5 of 109

Item 2. Properties

  The locations and approximate floor areas of the Company's principal operating properties at year end 1993, are indicated in the following table. The table also indicates the approximate portions which are Company-owned or leased from others.

                                    Floor area
                             (thousands of square feet)
                             --------------------------
                                 Company-
                                   owned     Leased
                               ---------     ------
     United States:
      Seattle, Washington, and
         surrounding area         44,811     8,742
      Wichita, Kansas             11,669     1,144
      Philadelphia, Pennsylvania   3,166       497
      Portland, Oregon             1,007        70
      Huntsville, Alabama            641       157
      Oakridge, Tennessee            490         0
      Sunnyvale, California          461       357
      Corinth & Irving, Texas        433        33
      Macon, Georgia                 399         0
      Spokane, Washington            394         0
      Vienna, Virginia               335        99
      Moses Lake, Washington         252       484
      Glasgow, Montana               180         0
     Canada:
      Winnipeg, Manitoba             522        40
      Arnprior, Ontario              162        57


  With the exception of the Glasgow Industrial Airport located in Glasgow, Montana, which is Company-owned, runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company's rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various activities.
  Facilities at the principal locations support both major industry segments. Work related to a given program may be assigned to various locations, based upon periodic review of shop loads and production capability.
  During 1993, net additions to property, plant and equipment totaled $1,317 million. Annual plant and equipment additions over the next two years are projected to be substantially below the 1993 expenditure level.
  The Company's properties are generally well maintained and in good operating condition. There are no significant unused facilities. Existing facilities are sufficient to meet the Company's near-term operating requirements.







                                6 of 109

Item 3. Legal Proceedings
  Various legal proceedings, claims and investigations are pending against the Company related to products, contracts and other matters. Except for the items discussed below, most of these legal proceedings are related to matters covered by insurance.
  In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required un-der contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. The Government has filed with the Company a demand for repayment of $605 million of Peace Shield unliquidated progress pay-ments plus interest commencing January 25, 1991. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 million of unliquidated progress payments until the conclusion of the appeal process. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which was originally scheduled for late 1995.
  Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company has filed its complaint in the United States Claims Court to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently litigating jurisdictional issues related to the complaint, and are engaged in discovery. Trial is currently scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will prevail on the Contract Claim.
  The Company's financial statements have been prepared on the basis of a conservative estimate of the revised values of the Peace Shield contracts including the Contract Claim and the Company's position that the termination was for the convenience of the Government. At this time, the Company cannot reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.











                                7 of 109

  The Company is subject to several U.S. Government investigations of business and cost classification practices. One investigation involves a grand jury proceeding as to whether or not certain costs were charged to the proper overhead accounts. No charges have been filed in this matter, and based on the facts known to it, the Company believes it would have defenses if any were filed. The investigations could result in civil, criminal or administrative proceedings. Such proceedings, if any, could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or for-feitures. Based upon Government procurement regulations, a contractor, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from Government contracts if proceedings result from the inves-tigations. The Company believes, based upon all available information, that the outcome of Government investigations will not have a materially adverse effect on its financial position or results of operations.
  The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations over the past 10 years.
  The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred.
  The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1993, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.
  Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a materially adverse impact to the Company's financial position or operating results and cash flow trends.


Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 1993.












                                8 of 109

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Information required by this item is included on page 56 and the inside back cover of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.


Item 6. Selected Financial Data

  Information required by this item is included on page 55 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Information required by this item is included on pages 25-36 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

  The following consolidated financial statements and supplementary data, included in the Company's 1993 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

     Consolidated Statements of Net Earnings - years ended December 31, 1993, 1992 and 1991: Page 38.

     Consolidated Statements of Financial Position - December 31, 1993 and 1992: Page 39.

     Consolidated Statements of Cash Flows - years ended December 31, 1993, 1992 and 1991: Page 40.

     Notes to Consolidated Financial Statements: Pages 41-53.

     Independent Auditors' Report: Page 37.

     Supplementary data regarding quarterly results of operations: Page 54.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.









                                9 of 109

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers

  No family relationships exist between any of the executive officers listed below, or directors or director nominees.

                  Age
   Name       (at 2/28/94)   Positions and offices held and business experience
   ----       ------------   -------------------------------------------------

F. A. Shrontz       62       Chairman of the Board since 1988. Chief Executive
                             Officer since 1986; Director since 1985. President from 1985 until 1988.

P. M. Condit        52       President since 1992. Prior thereto Executive Vice
                             President and General Manager - 777 Division,
                             Boeing Commercial Airplane Group from 1989. Prior thereto Executive Vice President of Boeing
                             Commercial Airplane Group from 1986.

D. P. Beighle       61       Senior Vice President since 1986. Secretary from
                             1981 until 1991.

L. W. Clarkson      55       Corporate Vice President - Planning &
                             International Development since 1992. Prior thereto Senior Vice President - Government &
                             International Affairs of Boeing Commercial
                             Airplane Group from 1988.

D. D. Cruze         63       Senior Vice President - Operations since 1990.
                             Prior thereto Vice President - Operations from
                             1985.

B. E. Givan         57       Senior Vice President and Chief Financial Officer
                             since 1990. Prior thereto Vice President -
                             Finance from 1988. Prior thereto Vice President -
                             Financial Operations and Treasurer from 1986.

C. G. King          59       President - Boeing Defense & Space Group since
                             May 1993. Prior thereto Executive Vice President -
                             Boeing Defense & Space Group since 1991. Prior thereto Executive Vice President - Military
                             Airplane Division of Boeing Defense & Space Group since April 1990. Prior thereto President - Boeing
                             Advanced Systems since January 1990. Prior thereto
                             Executive Vice President - Boeing Advanced Systems since 1987.







                               10 of 109

                  Age
   Name       (at 2/28/94)   Positions and offices held and business experience
   ----       ------------   -------------------------------------------------

L. G. McKean        58       Vice President - Human Resources since 1990. Prior
                             thereto Staff Vice President - Human Resources from 1989. Prior thereto Staff Vice President -
                             Labor Relations from 1988. Prior thereto
                             Director - Labor Relations from 1987.

J. D. Warner        54       President - Boeing Computer Services since July
                             1993. Prior thereto Executive Vice President -
                             Boeing Computer Services since March 1993. Prior thereto Vice President, Computing - Boeing
                             Commercial Airplane Group since 1991. Prior thereto Vice President - Engineering Division of
                             Boeing Commercial Airplane Group since 1989.
                             Prior thereto Program Manager - B-2 Program of
                             Boeing Advanced Systems since 1987.

A. D. Welliver      60       Senior Vice President - Engineering and Technology
                             since 1990. Prior thereto Vice President -
                             Engineering and Technology from 1986.

R. B. Woodard       51       President - Boeing Commercial Airplane Group since
                             December 1993.  Prior thereto Executive Vice
                             President - Boeing Commercial Airplane Group since
                             March 1993.  Prior thereto Vice President and
                             General Manager - Renton Division of Boeing
                             Commercial Airplane Group since 1991. Prior thereto President - de Havilland division of Boeing of Canada since 1987.

  Other information required by Item 10 involving the identification and election of directors and Section 16(a) compliance is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.


Item 11.  Executive Compensation *


Item 12.  Security Ownership of Certain Beneficial Owners and Management *


Item 13.  Certain Relationships and Related Transactions *

 * Information required by Items 11, 12, and 13 is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.







                               11 of 109

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed as part of this report:

    1.    Financial Statements

          All consolidated financial statements of the Company as set forth under Item 8 of this report on Form l0-K.

    2.    Financial Statement Schedules

          Schedule    Description                                Page
          --------    -----------                                ----
          V           Property, Plant and Equipment               17
          VI          Accumulated Depreciation of Property,
                       Plant and Equipment                        18
          VIII        Valuation and Qualifying Accounts           19
          X           Supplementary Income Statement Information  20

          The auditors' report with respect to the above-listed financial statement schedules appears on page 16 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.































                               12 of 109

    3.    Exhibits

      (3) Articles of Incorporation and By-Laws.
           (i) Restated Certificate of Incorporation. (Exhibit (3) of the Form 10-K of the Company for the year ended December 31, 1991 (herein referred to as "1991 Form 10-K").)
          (ii) By-Laws, as amended and restated on October 25, 1993. Filed herewith.

      (4) Instruments Defining the Rights of Security Holders, Including Indentures.
           (i) Indenture, dated as of March 1, 1986, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) of the 1991 Form 10-K.)
          (ii) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K dated August 27, 1991.)
         (iii) Rights Agreement, dated as of July 27, 1987, between the Company and The First National Bank of Boston, Rights Agent. Incorporated by reference to the Company's Registration Statement on Form 8-A filed July 20, 1987. (File No. 1-442.)

      (10) Material Contracts.
         o  The Boeing Company Bank Credit Agreement.
           (i) Agreement Amended and Restated as of June 30, 1993. (Exhibit
               (10) of the Form 10-Q of the Company for the quarter ended September 30, 1993.)
         o  Management Contracts and Compensatory Plans.
          (ii) 1984 Stock Option Plan.
               (a)  Plan, as amended. (Exhibit (19) of the Form l0-Q of the
                    Company for the quarter ended September 30, 1989.)
               (b)  Forms of stock option agreements. (Exhibit (10)(vi)(b)
                    of the 1992 Form 10-K.)
         (iii) 1988 Stock Option Plan.
               (a)  Plan, as amended on December 14, 1992. (Exhibit
                    (10)(vii)(a) of the 1992 Form 10-K.)
               (b)  Form of Notice of Terms of Stock Option Grant. (Exhibit
                    (10)(vii)(b) of the 1992 Form 10-K.)
          (iv) 1992 Stock Option Plan for Nonemployee Directors.
               (a) Plan. (Exhibit (19) of the Form 10-Q of the Company for the quarter ended March 31, 1992.)
               (b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
           (v) Supplemental Benefit Plan for Employees of the Company.
               Plan, as amended. (Exhibit (10)(iii)(d) of the 1991 Form 10-K.)
          (vi) Supplemental Retirement Plan for Executives of the Company. Plan, as amended. (Exhibit (10)(iii)(e) of the 1990 Form 10-K.)









                               13 of 109

         (vii) Deferred Compensation Plan for Employees of The Boeing Company. Plan, as amended on October 25, 1993. Filed herewith.
        (viii) Deferred Compensation Plan for Directors of The Boeing Company. Plan, as amended on October 25, 1993. Filed herewith.
          (ix) 1993 Incentive Stock Plan for Employees
               (a) Plan, as amended on December 13, 1993. Filed herewith.
               (b) Form of Notice of Stock Option Grant.
                   (i) Regular Annual Grant. Filed herewith.
                  (ii) Supplemental Grant. Filed herewith.
           (x) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries. Plan, as amended. (Exhibit (19) of the Form l0-Q of the Company for the quarter ended
               September 30, 1990.)
          (xi) SAR Deferral Arrangements of the Company.
               (a) Form of SAR Deferral Agreement. (Exhibit (10)(iii)(i) of the 1990 Form 10-K.)
               (b) Plan for Employees, as amended. (Exhibit (19) of the Form 10-Q of the Company for the quarter ended September 30, 1989.)
               (c) Form of SAR deferral election notice. (Exhibit (10)(xiv)(c) of the 1992 Form 10-K.)


      (12) Computation of  Ratio of  Earnings  to  Fixed Charges. Page 21.

      (13) Portions of the 1993 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

      (22) List of Company Subsidiaries. Filed herewith.

      (24) Independent Auditors' Consent and Report on Schedules for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 16.

(b) Reports on Form 8-K filed during quarter ended December 31, 1993:

      On November 2, 1993, the Company filed a Current Report on Form 8-K, including as an exhibit under Item 7, the Terms Agreement dated
      October 12, 1993, among The Boeing Company, CS First Boston Corporation, Merrill Lynch, Pierce, Fenner & Smith and Salomon Brothers Inc, as Representatives of the Underwriters, in connection with the issuance of $125,000,000 aggregate principal amount of 6-7/8% Debentures Due 2043.















                               14 of 109

                                 Signatures

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


By: /s/ Frank Shrontz                 By: /s/ B. E. Givan
    -------------------------------       ------------------------------
    Frank Shrontz - Chairman of the       B. E. Givan - Senior Vice
    Board, Chief Executive Officer        President and Chief Financial
    and Director                          Officer



By: /s/ T. M. Budinich
    -------------------------------
    T. M. Budinich - Vice President
    and Controller

Date: February 28, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Robert A. Beck                           /s/ Stanley Hiller, Jr.
- ---------------------------                  ---------------------------------
Robert A. Beck - Director                    Stanley Hiller, Jr. - Director

/s/ Philip M. Condit                         /s/ George M. Keller
- ---------------------------                  ---------------------------------
Philip M. Condit - Director and President    George M. Keller - Director

/s/ John B. Fery                             /s/ Donald E. Petersen
- ---------------------------                  ---------------------------------
John B. Fery - Director                      Donald E. Petersen - Director

/s/ Paul E. Gray                             /s/ Charles M. Pigott
- ---------------------------                  ---------------------------------
Paul E. Gray - Director                      Charles M. Pigott - Director

/s/ Harold J. Haynes                         /s/ Rozanne L. Ridgway
- ---------------------------                  ---------------------------------
Harold J. Haynes - Director                  Rozanne L. Ridgway - Director


                                             ---------------------------------
Date:  February 28, 1994                     George H. Weyerhaeuser - Director




                               15 of 109

             Independent Auditors' Consent and Report on Schedules


Board of Directors and Shareholders
The Boeing Company:


  We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8
of our report dated January 24, 1994, on the consolidated financial statements of The Boeing Company and subsidiaries, in The Boeing Company's 1993 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1993. We also consent to the incorporation of the following report on schedules and the reference to us appearing under the heading "Experts" in the Registration Statements.

  Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedules of The Boeing Company, listed in Item 14 (a) 2 in this Annual Report on Form 10-K for the year ended December 31, 1993. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche
Deloitte & Touche
Seattle, Washington

March 10, 1994

























                               16 of 109

                 SCHEDULE V - Property, Plant and Equipment
                   The Boeing Company and Subsidiaries

                Years ended December 31, 1993, 1992 and 1991

                          (Dollars in millions)

   Column A            Column B    Column C    Column D   Column E    Column F
- --------------        ----------  ---------  -----------  --------   -----------
                      Balance at  Additions                 Other     Balance at
Classification         January 1    at Cost  Retirements  Changes*   December 31
- --------------        ----------  ---------  -----------  --------   -----------
1993
- ----
Land                     $   399     $    3      $  (5)     $   -      $   397
Buildings and fixtures     4,192      1,125        (31)         -        5,286
Machinery and equipment    6,085        788       (373)         -        6,500
Construction in progress   1,617       (568)         -          -        1,049
                         -------     ------      ------     -----      -------
                         $12,293     $1,348      $(409)     $   -      $13,232
                         =======     ======      =====      =====      =======

1992
- ----
Land                     $   415     $    2      $   -      $ (18)     $   399
Buildings and fixtures     3,487        798        (29)       (64)       4,192
Machinery and equipment    5,533        960       (345)       (63)       6,085
Construction in progress   1,165        452          -          -        1,617
                         -------     ------      -----      -----      -------
                         $10,600     $2,212      $(374)     $(145)     $12,293
                         =======     ======      =====      =====      =======

1991
- ----
Land                     $   380     $   35      $   -      $   -      $   415
Buildings and fixtures     3,147        376        (36)         -        3,487
Machinery and equipment    4,817        949       (233)         -        5,533
Construction in progress     647        518          -          -        1,165
                         -------     ------      -----      -----      -------
                         $ 8,991     $1,878      $(269)     $   -      $10,600
                         =======     ======      =====      =====      =======


*Sale of the de Havilland division of Boeing of Canada.


DEPRECIATION

  Property, plant and equipment are recorded at cost and depreciated over useful lives, principally on accelerated methods. Amortization of leasehold improvements is based on the shorter of the physical life of the improvements or the period of the lease. The asset lives used for depreciation computation are as follows:

                 Buildings and fixtures      5 to 45 years
                 Machinery and equipment     3 to 11 years

                               17 of 109

      SCHEDULE VI - Accumulated Depreciation of Property, Plant and Equipment
                   The Boeing Company and Subsidiaries

                Years ended December 31, 1993, 1992 and 1991

                          (Dollars in millions)


   Column A            Column B   Column C     Column D   Column E    Column F
- --------------        ---------- ----------  -----------  --------   -----------
                                  Additions
                                 charged to
                      Balance at  costs and                 Other     Balance at
Classification         January 1   expenses  Retirements  Changes*   December 31
- --------------        ---------- ----------  -----------  --------   -----------

1993
- ----
Buildings and fixtures    $1,455       $224      $ (21)     $   -       $1,658
Machinery and equipment    4,114        729       (357)         -        4,486
                          ------       ----      -----      -----       ------
                          $5,569       $953      $(378)     $   -       $6,144
                          ======       ====      =====      =====       ======

1992
- ----
Buildings and fixtures    $1,326       $162      $ (16)     $ (17)      $1,455
Machinery and equipment    3,744        708       (306)       (32)       4,114
                          ------       ----      -----      -----       ------
                          $5,070       $870      $(322)     $ (49)      $5,569
                          ======       ====      =====      =====       ======


1991
- ----
Buildings and fixtures    $1,206       $149      $ (29)     $   -       $1,326
Machinery and equipment    3,337        619       (212)         -        3,744
                          ------       ----      -----      -----       ------
                          $4,543       $768      $(241)     $   -       $5,070
                          ======       ====      =====      =====       ======




*Sale of the de Havilland division of Boeing of Canada.












                               18 of 109

               SCHEDULE VIII - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

            Allowance for Doubtful Accounts and Customer Financing
                  (Deducted from assets to which they apply)

                 Years ended December 31, 1993, 1992 and 1991

                           (Dollars in millions)



  Column A     Column B           Column C              Column D      Column E
- -----------   ----------   ------------------------   -----------   -----------
                                  Additions
                           ------------------------
                              (1)           (2)        Deductions
                                         Collection          from
                           Charged to   of accounts      reserves
              Balance at    costs and    previously     (accounts    Balance at
Description    January 1     expenses   charged off   charged off)  December 31
- -----------   ----------   ----------   -----------   -----------   -----------
1993             $103          $31         $ -            $ 8          $126

1992               83           30           -             10           103

1991               52           38           -              7            83






























                               19 of 109

           SCHEDULE X - Supplementary Income Statement Information The Boeing Company and Subsidiaries

                Years ended December 31, 1993, 1992 and 1991

                          (Dollars in millions)



   Column A                           Column B
   --------                           --------
     Item                   Charged to costs and expenses
     ----                   -----------------------------

                              1993      1992      1991
                              ----      ----      ----
1. Maintenance and repairs    $513      $583      $658

3. Taxes, other than payroll
      and income taxes         414       374       386


Items omitted are less than 1% of total sales.


































                               20 of 109

EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                   The Boeing Company and Subsidiaries

                          (Dollars in millions)

                                         Year ended December 31,
                               --------------------------------------------
                               1993      1992      1991      1990       1989
                              ------    ------    ------    ------      ----
Earnings before
 federal taxes on income      $1,821    $2,256    $2,204    $1,972      $922

Fixed charges excluding
 capitalized interest             75        62        66        58        49

Amortization of previously
 capitalized interest             31        22        13        13        12

Less undistributed earnings
 of affiliates                     1         1        (1)       (5)      (15)

Plus distributed earnings
 of affiliates                     -         -         -         5        21
                              ------    ------    ------    ------      ----
Earnings available for
 fixed charges                $1,928    $2,341    $2,282    $2,043      $989
                              ======    ======    ======    ======      ====

Fixed charges:

 Interest expense             $   39    $   14    $   13    $    6      $  6

 Interest capitalized during
  the period                     150       119        44        22        18

 Rentals deemed
  representative of an
  interest factor                 36        48        53        52        43
                              ------    ------    ------    ------      ----
Total fixed charges           $  225    $  181    $  110    $   80      $ 67
                              ======    ======    ======    ======      ====


Ratio of earnings to fixed
  charges                        8.6      12.9      20.8      25.5      14.8
                              ======    ======    ======    ======      ====











                               21 of 109

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-K

                        Commission File Number 1-442

                             THE BOEING COMPANY
                                Exhibit Index                      Annual
                                                                   Report
                                                                     to
                                                                   Share-   Form
                                                                   holders  10-K
Exhibit         Description                                         Page    Page
- --------------  -------------------------------------------------  -------  ----
 (3)(ii)        By-Laws, as amended and restated October 25, 1993            63

(10)(vii)       Deferred Compensation Plan for Employees of
                The Boeing Company, as amended October 25, 1993              82
(10)(viii)      Deferred Compensation Plan for Directors of
                The Boeing Company, as amended October 25, 1993              88
(10)(ix)(a)     1993 Incentive Stock Plan for Employees, as
                amended on December 13, 1993                                 93
(10)(ix)(b)(i)  1993 Incentive Stock Plan for Employees - Notice
                of Stock Option Grant for Regular Annual Grant               99
(10)(ix)(b)(ii) 1993 Incentive Stock Plan for Employees - Notice
                of Stock Option Grant for Supplemental Grant                102

(12)            Computation of Ratio of Earnings to Fixed Charges            21

(13) Portions of the 1993 Annual Report to Shareholders incorporated by reference in Part I and Part II

                  Market for Registrant's Common Equity and
                   Related Stockholder Matters                        *      62
                  Selected Financial Data                            55      61
                  Management's Discussion and Analysis of
                   Financial Position and Results of Operations      25      23
                  Consolidated Statements of Net Earnings            38      39
                  Consolidated Statements of Financial Position      39      40
                  Consolidated Statements of Cash Flows              40      41
                  Notes to Consolidated Financial Statements         41      42
                  Independent Auditors' Report                       37      38
                  Supplementary Data Regarding Quarterly Results
                   of Operations                                     54      60

(22)            List of Company Subsidiaries                                105

(24)            Independent Auditors' Consent and Report on
                Schedules for use in connection with Filings of
                Form S-8 under the Securities Act of 1933.                   16

                Appendix of graphic and image material pursuant
                to Rule 304(a) of Regulation S-T                            107

                *Listed on inside back cover of annual report




                               22 of 109

                                 Exhibit (13)

              Portions of the 1993 Annual Report to Shareholders
               incorporated by reference in Part I and Part II











































                               23 of 109

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
REVENUES
  Operating revenues for 1993 were $25.4 billion compared to $30.2 billion and $29.3 billion for 1992 and 1991. Commercial aircraft products and services accounted for 81%, 80% and 78% of total operating revenues for the years 1993, 1992 and 1991. The Company's commercial jet transport market share was approximately 60% in terms of sales value for each of the three years.

Commercial jet transport deliveries by model:

                     1993        1992        1991
- -------------------------------------------------
737                   152         218         215
747                    56          61          64
757                    71          99          80
767                    51          63          62
- -------------------------------------------------
Total                 330         441         421
=================================================

  Commercial production rates were at 32 1/2 aircraft per month at the beginning of 1993 and ended the year at 23 per month. In early 1994, the 747 production rate was reduced from 5 to 3 per month. Based on current production schedules, the 737 rate will be reduced from 10 to 8 1/2 per month in the fourth quarter of 1994, the 757 rate will be reduced from 5 to 4 per month in the first quarter of 1995, the 767 rate will be increased from 3 to 4 per month in the first quarter of 1995, and the 747 rate will be reduced from 3 to 2 per month in January 1995. Planned production rates will continue to be adjusted as necessary to match customer orders. Production of the new 777 model is on schedule to support the flight test program starting in mid-1994, and production activity will continue to build until initial deliveries begin in mid-1995. Commercial jet transport deliveries for 1994 are currently projected to be in the 260 range. Commercial transportation sales trends are discussed further in the Commercial Aircraft Market Environment section on pages 29-32.

Sales by industry segment:
[Graphic and image material item Number 1
 See appendix on page 107 for description.]

Sales by type of customer:
[Graphic and image material item Number 2
 See appendix on page 107 for description.]










                               24 of 109

  Defense and space segment revenues were $4.4 billion for 1993, down from $5.4 billion and $5.8 billion for 1992 and 1991, respectively. Reduced B-2 bomber subcontract work was the major contributor to the lower sales in 1993. Several program terminations that occurred in 1991 and 1992 contributed to the decline in sales in 1992 compared with 1991, partially offset by increased sales in the B-2 program and the F-22 fighter aircraft program. The Company's defense and space business is broadly diversified, and no program other than B-2 accounted for more than 10% of total 1991-1993 defense and space revenues.
B-2 bomber subcontract work, which accounted for less than 20% of total 1991-1993 defense and space business revenues, will continue to decline over the next few years.

  The principal contributors to 1993 defense and space sales included B-2 bomber subcontract work, production and remanufacturing of CH-47 helicopters, F-22 fighter aircraft engineering and manufacturing development activities, Space Station work packages, E-3 Airborne Warning and Control System (AWACS) updates, A-6 composite wing production (terminated for convenience by the Government during 1993), RAH-66 Comanche helicopter development activities, KC-135 tanker update modifications, V-22 Osprey tiltrotor transport development and test activities, Avenger air-defense system deliveries, and B-1B bomber avionics. U.S. Government classified projects also continued to contribute to defense and space segment revenues. The Company's activities on the F-22, RAH-66 and V-22 programs are under joint venture teaming arrangements with other companies.

  NASA's selection of Boeing Defense & Space Group as the prime contractor for the restructured Space Station program will result in an increase of approximately 10% in defense and space segment sales in 1994 compared with 1993, based on current programs and schedules. However, U.S. Government defense and space programs continue to be subject to funding constraints, and further program stretch-outs or curtailments are possible. Defense and space sales trends are discussed further in the Defense and Space Market Environment section on page 32.

  Based on current programs and schedules, the Company projects total 1994 sales to be in the $21 billion range.



EARNINGS
Net earnings for 1993 on a comparable basis with the prior two years were as follows:

(dollars in millions)                        1993        1992        1991
- -------------------------------------------------------------------------
Net earnings as reported                   $1,244        $552      $1,567

Effect of SFAS No. 106 accounting change
for retiree health care:
 - Cumulative adjustment for transition
   obligation                                           1,002
 - Pro-forma current period cost                                      (70)
- -------------------------------------------------------------------------
Net earnings on a comparable basis         $1,244      $1,554      $1,497
=========================================================================

                               25 of 109

  The Company elected to implement Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in the fourth quarter of 1992, resulting in the accrual of a cumulative adjustment for retiree health care costs for active employees. The Company's previous practice was to accrue retiree health care liability upon an employee's retirement. Although the new accounting standard results in a higher level of retiree health care costs being recognized, there is no impact on the Company's cash flow requirements as there are no current plans to fund the accrued obligation.

  The $310 million decrease in net earnings for 1993 compared to 1992, excluding the cumulative effect of the SFAS No. 106 accounting change, was primarily due to lower commercial aircraft sales, together with lower corporate investment income and continued high levels of research and development expenditures, principally for the new 777 jet transport program. These factors were partially offset by improved defense and space earnings despite lower sales, and increased income from customer financing.

  The $57 million increase in net earnings for 1992 compared to 1991, on a comparable basis adjusted for the SFAS No. 106 accounting change, was primarily due to increased commercial aircraft sales and improved cost performance, particularly in the defense and space segment. These factors were partially offset by higher research and development expense (principally increased 777 program expenditures), lower corporate investment income and a higher effective federal income tax rate.

  Net earnings for 1991 were $182 million higher than 1990 earnings, primarily due to increased commercial aircraft sales, a lower defense and space segment operating loss and a lower effective federal income tax rate. These factors were partially offset by higher research and development expense (principally increased 777 program expenditures) and lower corporate investment income.

  The effective federal income tax rates were 31.7%, 31.1% and 28.9% for 1993, 1992 and 1991, respectively. Relative to the statutory rates, the lower effective tax rates for the three years were due primarily to tax-exempt income benefits from export sales, and research and development benefits in 1991.
(See Note 6 to the Consolidated Financial Statements.)

  Essentially all of the Company's business is performed under contract, and therefore operating results trends are not significantly influenced by the effect of changing prices. Additional information relating to sales and earnings contributions by business segment can be found in Note 14 to the Consolidated Financial Statements.

  Although 1994 sales are projected to be lower than 1993 sales, operating profit margins, exclusive of research and development expenditures for new and derivative jet transport models, are expected to be substantially maintained through the efficiencies gained by process improvements in all aspects of the Company's operations. However, because of the impact of commercial aircraft research and development expenditures discussed below together with the lower sales level, there will be a significant decline in net earnings as a percent of sales for 1994.





                               26 of 109

RESEARCH AND DEVELOPMENT ACTIVITIES
  Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet transports, other company-sponsored product development, and basic defense and space research and development not recoverable under U.S. Government flexibly priced contracts.

Research and development expensed:
[Graphic and image material item Number 3
 See appendix on page 107 for description.]

  The principal commercial developmental program during the 1991-1993 time period has been the new 777 wide-body twinjet. Structural design activities on the 777 program peaked in 1992, resulting in the lower level of research and development charges in 1993 compared to 1992. The 777 development program has now transitioned from primarily structural and systems design activities to primarily systems integration and test activities. Flight testing will begin in mid-1994, leading to initial deliveries in mid-1995. The principal commercial developmental projects with significant expenditures in 1994 include the 777 base model, the extended-range version of the 777 for which deliveries begin in late 1996, initial structural design activities on the 737-700 for which deliveries begin in late 1997, and the freighter version of the 767 to be delivered in the fourth quarter of 1995. The first freighter version of the 747-400, in development since 1989, was delivered in the fourth quarter of 1993.

  The major developmental programs in the defense and space segment, funded principally under cost-reimbursement-type contracts, include Space Station work packages, F-22 fighter aircraft, V-22 Osprey tiltrotor transport and RAH-66 Comanche helicopter.

  The total amount of research and development expenditures charged to expense is projected to increase somewhat in 1994 from the $1.7 billion level in 1993.



CONTINUOUS QUALITY IMPROVEMENT
  The Company remains strongly committed to continuous quality improvement in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued as substantial resources have been and will continue to be invested in training, restructuring of processes, technology, and organizational realignment.















                               27 of 109

  In connection with the 777 developmental program, such measures have included early application of substantial resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes, less rework, and improved quality of internally manufactured and supplier parts. Major process improvements and promising pilot projects are also being pursued on other commercial and military programs to improve quality, reduce inventory and shorten cycle times.


BACKLOG
Contractual backlog:
[Graphic and image material item Number 4
 See appendix on page 107 for description.]

  Total contractual backlog of unfilled orders at December 31, 1993, was $73.5 billion, compared with $87.9 billion at the end of 1992. Of the total 1993 backlog, $70.5 billion or 96% was for commercial customers (including foreign governments) and $3.0 billion or 4% was for the U.S. Government. Comparable figures at the end of 1992 were $82.6 billion or 94% commercial, and $5.3 billion or 6% U.S. Government. Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection.

  U.S. Government and foreign military backlog is limited to amounts obligated to contracts. Unobligated U.S. Government contract values not included in backlog at December 31, 1993 and 1992, totaled $6.9 billion and $7.6 billion.

  In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Many of the orders extend out several years, with approximately 60% of the contractual backlog for commercial jet airplanes scheduled to be delivered after 1995. Continuation of the weak economic environment in many areas of the world could result in additional customer requests for rescheduling or possible cancellation of contractual orders.


COMMERCIAL AIRCRAFT MARKET ENVIRONMENT
- --------------------------------------
  The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors in long-term traffic growth are sustained economic growth in developed and emerging markets and political stability. Demand for the Company's products is further influenced by profitability of the airline industry, the globalization and consolidation of the industry, limitations of airport and air traffic control infrastructure, noise regulations, product development and strategy, and price and other competitive factors.






                               28 of 109

PASSENGER TRAFFIC TRENDS
  Worldwide airline passenger traffic declined in 1991 - the first annual decline since the start of the jet era - due principally to the economic and political impacts of the Persian Gulf conflict. Passenger traffic in 1992 was approximately 8% higher than the depressed levels of 1991 for the airline industry worldwide, excluding Aeroflot of the Commonwealth of Independent
States (CIS). Relative to 1990 levels, 1992 worldwide airline passenger traffic represented an increase of approximately 5%. The growth in worldwide airline passenger traffic in 1993 over 1992 was approximately 3 1/2%. For the three-year period 1991-1993, the average annual growth rate for worldwide passenger traffic was approximately 3%, significantly below the long-term historical growth rate. Worldwide economic growth rates in general were similarly below long-term historical averages during this period.

  Passenger traffic gains by U.S. airlines in 1992 were approximately 6 1/2%, largely due to aggressive price discounting that resulted in no revenue growth and significant operating losses in the aggregate. In 1993 passenger traffic of U.S. carriers increased approximately 3 1/2%; however, revenue was up approximately 7%. As a result, U.S. airlines realized an operating profit in the aggregate for 1993, in contrast to their significant operating losses in 1992 and 1991.

  European airline passenger traffic increased approximately 8% in 1993, but revenue yields remained weak, reflecting current economic conditions. With the exception of Japan, which experienced no growth in airline passenger traffic in 1993, Asia continues to experience high traffic growth. Passenger traffic growth in Asian countries other than Japan grew approximately 7% in 1993.

World air travel:
[Graphic and image material item Number 5
 See appendix on page 108 for description.]


  The above graph shows the growth in world air travel, excluding traffic of former Soviet Union airlines, as measured by revenue passenger miles from 1970 through 1993, and the Company's forecast of world air travel through the year 2010. The forecasted revenue passenger miles represent an average annual growth rate of somewhat over 5%, compared with the long-term historical annual growth rate of nearly 7% through 1993. The forecasted average annual growth rate, although lower than the historical rate, results in greater annual increases in the absolute number of revenue passenger miles because of the growing volume to which the annual growth rates apply.

  Based on this long-term forecast of air traffic growth - taking into consideration increasing utilization levels of the worldwide fleet and requirements to replace older aircraft - the Company estimates the total commercial jet transport market through the year 2010, including existing aircraft orders, at approximately $800 billion in 1994 dollars. However, the realization of this market forecast under economically rational circumstances depends on the customer airlines' ability to achieve and sustain reasonable levels of profits over the long term.






                               29 of 109

AIRLINE PROFITABILITY
  The domestic and international airline industry in aggregate achieved a general long-term growth trend of positive operating profits from 1970 through 1989, although with significantly reduced operating profits or operating losses during the 1979-1983 period. That long-term profitability trend has again been seriously disrupted, especially with respect to the major U.S. airlines. From 1990-1992, the U.S. airline industry incurred very substantial losses. Additionally, the major non-U.S. airlines experienced operating losses in the aggregate during 1992. Through a combination of passenger traffic growth, improved revenue yields, lower fuel costs, aggressive cost reduction measures and other productivity improvements, both U.S. and non-U.S. airlines realized positive operating profits in 1993 in the aggregate. Net profits, which include interest expense on debt obligations, however, were negative for the fourth consecutive year for the U.S. airline industry.

  Until the airline industry can achieve sustained levels of acceptable profitability, future orders of the Company's commercial jet transports will be restricted. Many airlines have taken aggressive cost reduction measures, and the airline industry has continued to move toward more consolidation and integration of operations. These actions, coupled with rational fare structures and continued passenger traffic growth, are important factors in returning the airline industry to profitability and improved financial health.

Airline industry profits - for core airline operations:
[Graphic and image material item Number 6
 See appendix on page 108 for description.]


INDUSTRY COMPETITIVENESS
  As all jet transport manufacturers face declining production rates, competitive pressures for new orders continue to be intense in terms of pricing and other conditions. With respect to pricing pressures, the Company's continuous quality improvement and cost reduction efforts are intended to enable the Company to maintain market share at satisfactory margins.

  In July 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement limits direct European government development support subsidies to 33% and prohibits government production loans and government-subsidized sales arrangements. While Boeing would have preferred a ban on all government subsidies for commercial airplane programs, the controls embodied in the 1992 agreement were considered important in limiting future government support to the Company's European competitor.
A new multi-lateral subsidies code was incorporated in the GATT agreement reached in December 1993 limiting government subsidies by all countries covered by the GATT. The more restrictive 1992 bilateral agreement remains in effect for the European Community. Further limiting of government subsidies to foreign aircraft manufacturing companies remains a primary goal of Boeing to ensure fair competition.








                               30 of 109

  The aircraft manufacturing industry in the former Soviet Union (FSU) can be expected to capture the predominant share of the future FSU market, although current instability makes that market environment unpredictable. However, the Company believes the FSU market is large and diverse, and presents significant sales opportunities over the longer term. With regard to the commercial jet transport market outside the FSU, the FSU aircraft manufacturing industry, as well as those in certain Asian countries, has the potential of increasing competition, either independently or through alliances. Although this represents an added degree of uncertainty, the Company believes it will be able to maintain its long-term favorable market share through its wide range of product offerings and technological improvements, its broad-based network of domestic and international suppliers and program participants, its extensive customer service system, opportunities for strategic alliances, and continued emphasis on quality and continuous process improvements.


WORLD AIRCRAFT FLEET
  Excess capacity in the worldwide aircraft fleet has contributed to the decline in sales and backlog. Approximately 800 commercial jet transports on average were in storage status during 1993. However, due to noise constraints and the inferior operating economics of older aircraft, only about one-half of the stored aircraft are expected to be put back into commercial service. More than 70% of the inactive aircraft do not meet the Federal Aviation Administration's more stringent Stage III noise requirements and have an average age of well over 20 years. The average age of the inactive aircraft meeting Stage III noise requirements is approximately 10 years.

  Nearly 40% of the 10,500 jet aircraft in the non-FSU worldwide commercial fleet do not meet noise requirements scheduled to come into effect by the end of the decade. Compliance with the new requirements, where feasible, requires modifications to older aircraft. The costs of these modifications, coupled with increasing maintenance costs and inferior operating economics associated with older aircraft, are projected to result in the retirement of up to 3,500 commercial jet transports by the year 2010 and therefore create substantial new aircraft demand.


PRODUCT OFFERINGS
  The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality within and across the Boeing family of airplanes. The Company expects to continue leading the industry in customer satisfaction by offering products that exhibit the highest standards of quality, safety, technical excellence, economic performance, and in-service support.

  The major focus of development activities over the past three years has been the 777 wide-body twinjet which is scheduled to enter airline service in mid-1995. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and intra-regional markets. An extended-range version of the 777 is being offered for delivery in late 1996, and the aircraft could be further developed for greater capability, including additional range and a stretched fuselage. Orders for 147 and options for 108 777s had been announced by 16 customers as of year end 1993.
                               31 of 109

  During 1993 the Company began development activities on the next generation of the 737 family of short-to-medium-range jetliners that will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The first next-generation 737, designated the 737-700, is the middle-sized member of the 737 family. Customer orders will determine the sequence and timing of the introduction of the smaller 737-600 and the larger
737-800.   Approximately 40% of the dollar value of the projected commercial jet transport deliveries through the year 2010 is expected to be in the size category that includes the 737 family. The improved operational capabilities and commonality benefits should give the new 737s significant competitive advantages. Initial 737-700 deliveries are scheduled for late 1997.

  Other derivatives recently developed or presently in development include the freighter version of the 747-400, in development since 1989 and first delivered in 1993, and the freighter version of the 767 for which deliveries begin in 1995.

  The Company continues to assess the market potential for new or derivative aircraft that are larger and have more range than the 747-400. Because of a relatively limited market and the heavy resource investment levels required, the Company signed an agreement with four European aerospace companies in 1993 to study the feasibility of developing a new aircraft capable of carrying between 550 and 800 passengers.

  While product development activities are principally oriented toward maintaining and enhancing the competitiveness of the Boeing subsonic fleet, the Company is also involved in studies to understand the technological and economic issues associated with development of commercial supersonic aircraft. At this time, environmental issues such as takeoff noise and emissions at high altitude appear manageable.


SUMMARY
  Although significant market uncertainties exist - especially with respect to near-term economic conditions, the airline industry's profitability and financial health, and the intense competitive environment - the long-term market outlook remains favorable. The Company is well positioned in all segments of the commercial jet transport market, and intends to remain the airline industry's preferred supplier through emphasis on quality processes, customer satisfaction and product offerings.


DEFENSE AND SPACE MARKET ENVIRONMENT
- ------------------------------------
  Changing defense priorities and severe federal government budget pressures have significantly changed the market environment for the defense and space segment. Over the three-year period 1991-1993, total U.S. Government defense and space funding declined approximately 20% in inflation-adjusted dollars, and further declines are projected over the next few years. As a consequence, some of the Company's programs have been subject to stretch-out, curtailment or termination. Although a number of programs remain subject to future stretch-out and curtailment, the Company's defense and space business is broadly diversified and includes a number of priority developmental programs and candidate programs for system upgrade or modification. Internationally, defense budgets have also moderated; however, there continue to be opportunities for the sale of Boeing systems to foreign governments.

                               32 of 109

  Major defense and space contract awards during 1993 included NASA's selection of Boeing as the prime contractor for the restructured Space Station program, and the initial contract for two 767 Airborne Warning and Control Systems (AWACS) for the government of Japan. The selection as prime contractor for the Space Station program is an acknowledgment of Boeing Defense & Space Group's ability to effectively manage large, complex integration projects, and represents an assignment of great importance to both the Company and the country's manned space program. Boeing will be responsible for the design, development, physical integration, test and launch preparation of the Space Station, as well as completing the original work package to build the habitat and laboratory modules. The 767 AWACS program is expected to provide substantial business opportunities over the long term. Japanese officials have indicated they intend to seek funding for two additional 767 AWACS in 1994, and the Company continues to discuss 767 AWACS requirements with other countries. In addition to the 767 AWACS, other longer-term defense and space business opportunities associated with the Company's commercial aircraft include U.S. military airlift and tankers. The Pentagon's Defense Acquisition Board is presently evaluating potential future acquisition of commercial wide-body aircraft such as the 747 and 767 to supplement the military airlift fleet.

  A larger percentage of the Company's defense and space business was under cost-reimbursement-type contracts in 1993 compared to 1991 and 1992. The current major developmental programs, principally the Space Station, F-22 fighter, RAH-66 Comanche helicopter and V-22 Osprey tiltrotor aircraft, primarily involve cost-reimbursement-type contracts.

  In addition to the developmental programs mentioned above, the major revenue-producing programs for 1994 include production and remanufacturing of CH-47 helicopters, continuing B-2 bomber subcontract work, production of the Avenger air-defense system, updating and modifying various military aircraft and systems, 767 AWACS, other program support and classified project activities.

  The current defense and space market is characterized by aggressive competition for the fewer opportunities that remain and significant restructuring throughout the industry in the form of consolidations, acquisitions, relocations and organizational realignment. The Company continues to examine whether its long-term strategy is best pursued through internal means or through acquisitions, dispositions or alliances. During 1991 and 1992, a major organizational consolidation and restructuring of the Company's various defense and space divisions was accomplished, positioning the new Defense & Space Group to effectively compete in this new market environment. Joint venture arrangements with other companies are expected to continue to be common for major developmental programs and the follow-on production activities. Currently, the Company's activities in the F-22, V-22 and RAH-66 developmental programs are under joint venture arrangements.


OTHER BUSINESS ACTIVITIES
- -------------------------
  Other business activities include developing large-scale information systems and conducting management services through Boeing Computer Services, principally for government agencies. An information systems contract to enhance the readiness of the Army Reserve and National Guard units is projected to be the single largest contributor to other business sales for the next few years. In early 1993, the Company elected to discontinue its involvement with the U.S. Government's strategic petroleum reserve program.
                               33 of 109

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
  The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative commercial jet transport programs which require both high developmental expenditures and initial inventory buildup; cyclical growth and expansion requirements; requirements to provide customer financing assistance; and the timing of federal income tax payments.


CASH FLOW SUMMARY
Following is a summary of cash flow (based on changes in cash and short-term investments) to highlight and facilitate discussion of the principal cash flow elements.

(dollars in billions)                            1993      1992      1991
- -------------------------------------------------------------------------
Cash flow from earnings (a)                     $ 2.4     $ 2.7     $ 2.4

Facilities and equipment expenditures (b)        (1.3)     (2.2)     (1.9)

Net decrease in gross inventory                   0.6       2.0       1.0
Reductions in customer advances                  (1.3)     (2.1)     (0.6)
                                                -------------------------
Net inventory change (c)                         (0.7)     (0.1)      0.4

Net changes in receivables, liabilities,
 and deferred income taxes (d)                   (0.4)      1.0      (0.9)

Pension funding in excess of expense             (0.1)     (0.2)     (0.4)

Net increase in customer financing (e)           (0.9)     (1.1)     (0.1)

Disbursement for cash dividends and
 treasury stock acquisition                      (0.3)     (0.4)     (0.4)
- -------------------------------------------------------------------------
Net cash flow before new debt                    (1.3)     (0.3)     (0.9)

Long-term debt issued                             0.8       0.5       1.0
- -------------------------------------------------------------------------
(Decrease) Increase in cash and
 short-term investments                          (0.5)      0.2       0.1
=========================================================================
Cash and short-term investments at end of year  $ 3.1     $ 3.6     $ 3.4
=========================================================================


(a) Cash flows from earnings as presented here are adjusted for non-cash charges for depreciation and retiree health care accruals. The Company has not funded Statement of Financial Accounting Standards No. 106 retiree health care accruals and at this time has no plan to fund these accruals in the future.




                               34 of 109

(b) Facilities and equipment expenditures were at historic highs during 1991 and 1992, primarily in support of the new 777 program. Additionally, productivity investments and facilities expansions in support of the record commercial production rate levels in the 1991-1992 time period contributed substantially to these capital asset expenditures. Expenditures in 1993 were down sharply as the 777 program facilities expansions were substantially completed. Facilities and equipment expenditures are projected to continue to decline over the next two years.

(c) The reduction in gross inventory in 1991 was primarily attributable to defense and space activities. During both 1992 and 1993, inventory balances on the 737, 747, 757 and 767 commercial jet transport programs declined substan-tially due to production rate reductions and improvements in production inven-tory flow times, offset by substantial inventory and tooling buildup on the new 777 program. Defense and space segment inventories also declined in 1993. Pri-marily because of declining delivery rates, slower order activity, and program buildup on the 777 program during 1992 and 1993, the ratio of commercial cus-tomer advances to commercial gross inventory declined. Consequently, the reduc-tions in commercial gross inventory were more than offset by reductions in cus-tomer advances, resulting in a net cash requirement. With regard to defense and space contract activity, the ratio of progress billings to gross inventory did not significantly change during this period. Inventory buildup for the 777 pro-gram is projected to continue through mid-1995 when deliveries of the new 777 begin, partially offset by further reductions on the other commercial programs.

(d) Over the three-year period 1991-1993, changes in accounts receivable, accounts payable, other liabilities and deferred taxes required $0.3 billion in cash flows in the aggregate. Reductions in customer advances in excess of related costs of $0.9 billion over that three-year period represented the largest individual negative cash flow factor. As of year end 1990, excess customer advances totaled $1.1 billion, primarily associated with commercial aircraft order activity, and have been declining since that time. Offsetting this principal negative cash flow factor were the effects of reductions in accounts receivable and increases in accounts payable and other liabilities. Cash generated from reductions in accounts receivable totaled $0.4 billion, principally associated with U.S. Government contract activity in 1992. Increases in accounts payable and other liabilities provided $0.7 billion over the three-year period, primarily due to increased levels of lease and other deposits from customers.

Federal income tax payments over the past several years have substantially exceeded the tax provisions on book income, due principally to certain tax law changes previously enacted, resulting in the acceleration of the recognition of taxable income related to long-term contracts and inventory
costing.   Federal income tax payments for the 1994-1995 time period are projected to exceed income tax expense by approximately $1 billion as remaining contracts executed under prior tax regulations are completed.

(e) The increase in customer financing has been largely driven by the commercial aircraft market conditions discussed above. The Company has outstanding commitments of approximately $4.0 billion to arrange or provide financing related to aircraft on order or under option. However, not all these commitments are likely to be utilized. The Company will sell a portion of customer financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are secured by the underlying aircraft.
                               35 of 109

Property, plant and equipment - net additions:
[Graphic and image material item Number 7
 See appendix on page 109 for description.]

Customer financing - net additions:
[Graphic and image material item Number 8
 See appendix on page 109 for description.]


LIQUIDITY AND CAPITAL RESOURCES SUMMARY
  The $2.3 billion of long-term debt added over the prior three years is unsecured, with maturities ranging from 10 to 50 years. Total borrowings as of year end 1993 amounted to 23% of total book capital (shareholders' equity plus borrowings), and the Company believes that it has substantial additional long-term borrowing capability. A $3.0 billion revolving credit line agreement with a group of major banks remains available, but unused.

  In aggregate, cash and short-term investments are projected to decrease through mid-1995 due principally to the inventory buildup on the new 777 jet transport, customer financing commitments, and federal income tax payments. No additional debt issuances are anticipated at this time.

  The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

                            _______

CONTINGENT ITEMS
  As discussed in Note 13 to the Consolidated Financial Statements, the U.S. Government has terminated for alleged default most of the work required under contracts for a new Saudi Arabia air defense system known as the Peace Shield program. The Government has demanded that the Company repay $605 million of Peace Shield unliquidated progress payments and has selected another contractor to perform the terminated work. Management believes that the Government's grounds for default are not legally supportable, and on appeal the Government's position will be overturned. The Company has filed its complaint in the United States Claims Court to overturn the default termination, submitted a Contract Claim for equitable adjustment to the contract prices and schedules, and requested that repayment of $605 million of unliquidated progress payments be deferred. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. If the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.

  The Company continues to be subject to ongoing U.S. Government investigations of business practices and cost classifications. These proceedings could involve claims by the Government for damages, and under certain circumstances a contractor can be suspended or debarred from Government contracts. The Company believes, based upon all available information, that the outcome of the Government investigations will not have a materially adverse effect on its financial position or results of operations.


                               36 of 109

  The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations over the past 10 years. The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings, and have not exceeded 3 1/2% in any given year.

  The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments to clean up sites, including assessments of the probability of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately recognize identified exposures related to environmental cleanup sites based on conservative estimates of investigation, cleanup, and monitoring costs to be incurred.

  Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in a materially adverse impact on the Company's financial position or operating results and cash flow trends.

































                               37 of 109

                 INDEPENDENT AUDITORS' REPORT

                 January 24, 1994

                 Board of Directors
                  and Shareholders
                 The Boeing Company
                 Seattle, Washington


                 We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1993 and 1992, and the related statements of net earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
                 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                 As discussed in Note 1 to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


                 /s/ Deloitte & Touche

                 Deloitte & Touche
                 Seattle, Washington



                               38 of 109

                THE BOEING COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET EARNINGS
            (Dollars in millions except per share data)





Year ended December 31,                              1993      1992      1991
- ------------------------------------------------------------------------------
Sales and other operating revenues                 $25,438   $30,184   $29,314
Costs and expenses                                  23,747    28,144    27,360
- ------------------------------------------------------------------------------
Earnings from operations                             1,691     2,040     1,954
Other income, principally interest                     169       230       263
Interest and debt expense                              (39)      (14)      (13)
- ------------------------------------------------------------------------------
Earnings before federal taxes on income and
 cumulative effect of change in accounting           1,821     2,256     2,204
Federal taxes on income                                577       702       637
- ------------------------------------------------------------------------------
Earnings before cumulative effect of change
 in accounting                                       1,244     1,554     1,567
Cumulative effect to January 1, 1992, of
 change in accounting for postretirement
 benefits other than pensions                                 (1,002)
- ------------------------------------------------------------------------------
Net earnings                                       $ 1,244   $   552   $ 1,567
==============================================================================

Earnings per share:
    Before cumulative effect of change
     in accounting                                   $3.66    $ 4.57     $4.56
    Cumulative effect to January 1, 1992, of
     change in accounting for postretirement
     benefits other than pensions                              (2.95)
- ------------------------------------------------------------------------------
                                                     $3.66    $ 1.62     $4.56
==============================================================================
Cash dividends per share                             $1.00    $ 1.00     $1.00
==============================================================================

See notes to consolidated financial statements.













                               39 of 109

                THE BOEING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
            (Dollars in millions except per share data)


December 31,                                                  1993        1992
- ------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $ 2,342     $ 2,711
Short-term investments                                         766         903
Accounts receivable                                          1,615       1,428
Current portion of customer financing                          218         229
Deferred income taxes                                          800         115
Inventories                                                 10,485      11,073
  Less advances and progress billings                       (7,051)     (8,372)
- ------------------------------------------------------------------------------
    Total current assets                                     9,175       8,087
Customer financing                                           2,959       2,066
Property, plant and equipment, at cost                      13,232      12,293
  Less accumulated depreciation                             (6,144)     (5,569)
Deferred income taxes                                           63         212
Other assets                                                 1,165       1,058
- ------------------------------------------------------------------------------
                                                           $20,450     $18,147
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                     $ 5,854     $ 5,248
Advances in excess of related costs                            226         639
Income taxes payable                                           434         232
Current portion of long-term debt                               17          21
- ------------------------------------------------------------------------------
    Total current liabilities                                6,531       6,140
Accrued retiree health care                                  2,148       2,004
Long-term debt                                               2,613       1,772
Contingent stock repurchase commitment                         175         175
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                                 1,746       1,746
  Additional paid-in capital                                   413         418
  Retained earnings                                          7,180       6,276
  Less treasury shares, at cost -
   1993 - 9,118,995; 1992 - 9,836,313                         (356)       (384)
- ------------------------------------------------------------------------------
    Total Shareholders' equity                               8,983       8,056
- ------------------------------------------------------------------------------
                                                           $20,450     $18,147
==============================================================================

See notes to consolidated financial statements.






                               40 of 109

                THE BOEING COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in millions)

Year ended December 31,                              1993      1992      1991
- ------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                     $ 1,244    $  552   $ 1,567
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Effect of cumulative change in accounting
     for postretirement benefits other
     than pensions                                             1,002
    Depreciation and amortization -
     Plant and equipment                               953       870       768
     Leased aircraft, other                             72        91        58
    Deferred income taxes                             (536)      (26)       95
    Gain/undistributed earnings - affiliates            (1)      (13)        1
    Changes in operating assets and liabilities -
      Accounts receivable                             (187)       635      (41)
      Inventories, net of advances and progress
       billings                                       (733)      (138)     458
      Accounts payable and other liabilities           606        229     (140)
      Advances in excess of related costs             (413)       (28)    (416)
      Federal taxes on income                          202        206     (453)
    Change in prepaid pension expense                 (134)      (202)    (403)
    Change in accrued retiree health care              144        184       40
- ------------------------------------------------------------------------------
        Net cash provided by operating activities    1,217      3,362    1,534
- ------------------------------------------------------------------------------
Cash flows - investing activities:
  Short-term investments                               137      (388)      623
  Customer financing additions                      (1,560)   (1,156)     (223)
  Customer financing reductions                        626        16       123
  Plant and equipment, net additions                (1,317)   (2,160)   (1,850)
  Proceeds from sale of affiliate                                 50
  Other                                                  8       (19)       (3)
- ------------------------------------------------------------------------------
        Net cash used by investing activities       (2,106)   (3,657)   (1,330)
- ------------------------------------------------------------------------------
Cash flows - financing activities:
  Debt financing                                       837       482       993
  Shareholders' equity -
    Cash dividends paid                               (340)     (340)     (343)
    Treasury shares acquired                                    (109)     (127)
    Stock options exercised, other                      23        35        23
- ------------------------------------------------------------------------------
        Net cash provided by financing activities      520        68       546
- ------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents  (369)     (227)      750

Cash and cash equivalents at beginning of year       2,711     2,938     2,188
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 2,342   $ 2,711   $ 2,938
==============================================================================

See notes to consolidated financial statements.
                               41 of 109

               THE BOEING COMPANY AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 1993, 1992 and 1991
           (Dollars in millions except per share data)



Note 1 - Summary of Significant Accounting Policies

Principles of consolidation

  The consolidated financial statements include the accounts of all sub-sidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.


Sales and other operating revenues

  Sales under commercial programs and U.S. Government and foreign military fixed-price contracts are generally recorded as deliveries are made. For certain fixed-price contracts that require substantial performance over a long time period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Certain U.S. Government contracts contain profit incentives based upon performance as compared to predetermined targets. Incentives based on cost are recorded currently. Other incentives are included in revenues when awards or penalties are established, or when amounts can reasonably be determined. Income associated with customer financing activities is included in sales and other operating revenues.


Inventories and cost of deliveries

  Inventoried costs on long-term commercial programs and U.S. Government and foreign military contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, for U.S. Government fixed-price-incentive contracts, inventoried costs include research and development and general and administrative expenses estimated to be recoverable. Inventoried costs are generally reduced by the estimated average cost of deliveries.

  For mature commercial programs, average cost of deliveries is based on the estimated total cost of units committed to production. For commercial programs in the early production stages, average cost of deliveries is based on the estimated total cost of units representing what is believed to be a conservative market projection. For U.S. Government and foreign military contracts, average cost of deliveries is based on the estimated total cost of contractual units. To the extent the total of such costs is expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated realizable value.

  In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.



                               42 of 109

  Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.


Research and development, general and administrative expenses

  Research and development (including the Company-sponsored share of research and development activity conducted in connection with cost-share contracts) and general and administrative expenses are charged directly to earnings as incurred except to the extent estimated to be directly recoverable under U.S. Government flexibly priced contracts.


Interest expense

  Interest and debt expense is presented net of amounts capitalized. Interest expense is subject to capitalization as a construction-period cost of property, plant and equipment and major commercial program tooling.


Postretirement benefits

  The Company's funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are generally based on years of credited service, age at retirement and average of last five years' earnings. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

  In the fourth quarter of 1992, the Company adopted retroactive to January 1, 1992, the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," using the immediate recognition transition option. SFAS No. 106 requires accrual of these benefits during an employee's service period. Prior to 1992, post-retirement benefits consisting of retiree health care were accrued for eligible retirees and qualifying dependents. The effect of the immediate recognition of the transition obligation was a decrease to 1992 earnings on an after-tax basis of $1,002, or $2.95 per share based on the annual average shares outstanding. This accounting change increased 1992 pre-tax costs by $123. The retiree health care obligation is unfunded.


Taxes on income

  In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Because the Company had previously adopted SFAS No. 96, the adoption of SFAS No. 109 does not have a material effect on the Consolidated Statements of Net Earnings.

  State taxes on income, which are relatively minor in amount, are included in general and administrative expense.



                               43 of 109

Cash and short-term investments

  Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months. Short-term investments are carried at cost, which approximates market value.


Capital assets

  Property, plant and equipment are recorded at cost and depreciated over useful lives, principally by accelerated methods. Applicable interest costs are capitalized with respect to plant and equipment additions.


Contingent stock repurchase commitment

  The Company has issued put options on 5,000,000 shares of its stock, exercisable on specific dates in 1994, giving another party the right to sell shares of Boeing stock to the Company at contractually specified prices. The balance of the temporary equity account is the amount the Company would be obligated to pay if all the put options were exercised. The proceeds from the issuance of the put options were accounted for as paid-in capital.


Per share data

  Net earnings per share are computed based on the weighted average number of shares outstanding of 339,736,640, 340,217,888 and 343,355,917 for the years ended December 31, 1993, 1992 and 1991, respectively. There is no material dilutive effect on net earnings per share due to common stock equivalents.


Note 2 - Accounts Receivable

Accounts receivable at December 31 consisted of the following:

                                                              1993        1992
- ------------------------------------------------------------------------------
Amounts receivable under U.S. Government contracts          $1,182      $1,035

Accounts receivable from commercial and foreign
 military customers                                            433         393
- ------------------------------------------------------------------------------
                                                            $1,615      $1,428
==============================================================================

  Accounts receivable included the following as of December 31, 1993 and 1992, respectively: amounts not currently billable of $325 and $209 ($192 and $132 not expected to be collected in one year) relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts; $271 and $241 ($240 and $192 not expected to be collected in one year) relating to claims and other amounts on U.S. Government contracts subject to future settlement; and $57 and $33 of other receivables not expected to be collected in one year.


                               44 of 109

Note 3 - Inventories

  Inventories at December 31, 1993 and 1992, consisted of $9,557 and $10,141 relating to long-term commercial programs and U.S. Government and foreign military contracts, and $928 and $932 relating to commercial spare parts, general stock materials and other inventories. General and administrative and research and development expenses included in inventories represented approximately 1% of total inventories.

  All commercial jet transport programs except the 777 are being accounted for as mature programs as described in Note 1. As of December 31, 1993, there were no significant deferred production costs not recoverable from existing firm orders. Inventory costs relating to long-term commercial jet transport programs included net unamortized tooling of $2,887 and $1,646 at December 31, 1993 and 1992; of these amounts, $2,299 and $867 related to the 777 program. For mature commercial programs, substantially all of such costs will be amortized over existing firm orders. For the 777 program, the number of units for determining production costs in excess of aggregate estimated average cost and over which total tooling costs will be amortized and absorbed in cost of sales will be established when deliveries commence. As of January 24, 1994, 134 777s were under firm contract.

  Additionally, as of December 31, 1993 and 1992, inventory balances included $457 and $581 subject to claims or other uncertainties related to U.S. Government contracts, principally for the Peace Shield program. (See Note 13.)

  Interest capitalized as construction-period tooling costs amounted to $50 and $53 in 1993 and 1992.


Note 4 - Customer Financing

Long-term customer financing, less current portion, at December 31 consisted of the following:

                                                              1993        1992
- ------------------------------------------------------------------------------
Notes receivable                                            $1,396      $1,305
Investment in sales-type/financing leases                      768         111
Operating lease aircraft, at cost, less accumulated
 depreciation of $220 and $168                                 895         720
- ------------------------------------------------------------------------------
                                                             3,059       2,136
Less valuation allowance                                      (100)        (70)
- ------------------------------------------------------------------------------
                                                            $2,959      $2,066
==============================================================================

  Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.





                               45 of 109

Principal payments from notes receivable and sales-type/financing leases for the next five years are as follows:

                 1994    1995    1996    1997    1998
                 ------------------------------------
                 $218    $377     $86     $46     $55
                 ====================================

  Certain notes currently bear interest at fixed rates of 7.9% to 10.3%, while the remainder are at variable interest rates up to 1.75% above the prime rate.

  Sales and other operating revenues included interest income associated with notes receivable and sales-type/financing leases of $153, $57 and $46 for 1993, 1992 and 1991, respectively.


Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

                                                              1993        1992
- ------------------------------------------------------------------------------
Land                                                       $   397     $   399
Buildings                                                    5,286       4,193
Machinery and equipment                                      6,500       6,084
Construction in progress                                     1,049       1,617
- ------------------------------------------------------------------------------
                                                           $13,232     $12,293
==============================================================================

 Interest capitalized as construction-period property, plant and equipment costs amounted to $100, $66 and $44 in 1993, 1992 and 1991, respectively.


Note 6 - Taxes on Income

  In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." State taxes on income, which are relatively minor in amount, are included in general and administrative expense.

The provision for federal taxes on income consisted of the following:

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Taxes paid or currently payable                     $1,113      $728      $542

Change in deferred taxes other than SFAS No. 106
 cumulative transition effect                         (536)      (26)      109
Amortization of investment credit                                          (14)
- ------------------------------------------------------------------------------
                                                    $  577       $702     $637
==============================================================================




                               46 of 109

The provisions for federal taxes on income were less than those which result from application of the statutory corporate tax rates due to the following:

                                                      1993      1992      1991
- ------------------------------------------------------------------------------
Statutory tax rate                                    35.0 %    34.0 %    34.0 %
Foreign Sales Corporation tax benefit                 (3.3)     (3.8)     (3.2)
Rate change impact on deferred balances               (0.5)
Research benefit                                                          (1.8)
Amortization of investment credit                                         (0.6)
Other                                                  0.5       0.9       0.5
- ------------------------------------------------------------------------------
Effective tax rate                                    31.7 %    31.1 %    28.9 %
==============================================================================

  The research benefit recognized in 1991 related to benefits earned in prior years.

The net deferred tax assets (liabilities) resulted from temporary tax differences associated with the following:

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Inventory and long-term contract methods of
 income recognition                                  $ 381     $(182)    $(199)
Postretirement benefits accruals                       429       393      (118)
Employee benefits accruals                             223       215       203
Customer financing                                    (158)      (76)      (67)
Domestic International Sales Corporation               (12)      (23)      (34)
- ------------------------------------------------------------------------------
                                                     $ 863      $ 327    $(215)
==============================================================================

  The temporary tax difference associated with inventory and long-term contract methods of income recognition encompasses related costing differences, including timing and depreciation differences.

  A valuation allowance was not required due to the nature of and circumstances associated with the temporary tax differences.

  Income taxes have been settled with the Internal Revenue Service for all years through 1978. It is the Company's position that adequate provision has been made for all amounts due for the years 1979 through 1993. Federal income tax payments and transfers were $908, $518 and $993 in 1993, 1992 and 1991, respectively.


Note 7 - Other Assets

Other assets at December 31 consisted of the following:
                                                              1993        1992
- ------------------------------------------------------------------------------
Prepaid pension expense                                     $  981      $  847
Investments and other assets                                   184         211
- ------------------------------------------------------------------------------
                                                            $1,165      $1,058
==============================================================================
                               47 of 109

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:
                                                              1993        1992
- ------------------------------------------------------------------------------
Accounts payable                                            $2,731      $2,869
Employee compensation and benefits                           1,005         997
Lease and other deposits                                       708         275
Other                                                        1,410       1,107
- ------------------------------------------------------------------------------
                                                            $5,854      $5,248
==============================================================================

Note 9 - Long-Term Debt

Long-term debt at December 31 consisted of the following:
                                                              1993        1992
- ------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                                   $  249      $  249
  6.35% due Jun. 15, 2003                                      299
  8 1/10% due Nov. 15, 2006                                    175         175
  8 3/4% due Aug. 15, 2021                                     398         398
  7.95% due Aug. 15, 2024                                      300         300
  7 1/4% due Jun. 15, 2025                                     247
  8 3/4% due Sep. 15, 2031                                     248         248
  8 5/8% due Nov. 15, 2031                                     173         173
  7.865% due Aug. 15, 2042                                     100         100
  7 7/8% due Apr. 15, 2043                                     173
  6 7/8% due Oct. 15, 2043                                     125
Other notes                                                    143         150
Less current portion                                           (17)        (21)
- ------------------------------------------------------------------------------
                                                            $2,613      $1,772
==============================================================================

  The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. The $100 notes due August 15, 2042, were issued to a private investor, and the interest rate of 7.865% is a synthetic rate reflecting the effect of interest rate swaps simultaneously entered into with the private investor. Maturities of long-term debt for the next five years are as follows:

                 1994    1995    1996    1997    1998
                 ------------------------------------
                  $17     $13    $269      $9     $11
                 ====================================

  Interest payments were $175, $120 and $32 in 1993, 1992 and 1991, respectively.

  The Company has a $3,000 credit line currently available under an agreement with a group of commercial banks. Under this agreement, there are compensating balance arrangements, and retained earnings totaling $1,186 are free from dividend restrictions. The Company has complied with restrictive covenants contained in the various debt agreements.
                               48 of 109

Note 10 - Postretirement Plans

Pensions

  The Company has various noncontributory plans covering substantially all employees. All major plans are funded and have plan assets that exceed accumulated benefit obligations. The following table reconciles the plans' funded status to the prepaid expense balance at December 31.

                                                              1993        1992
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                                   $(7,196)    $(6,081)
  Nonvested                                                   (547)       (436)
- ------------------------------------------------------------------------------
  Accumulated benefit obligation                            (7,743)     (6,517)
  Effect of projected future salary increases               (1,299)     (1,397)
- ------------------------------------------------------------------------------
  Projected benefit obligation                              (9,042)     (7,914)
Plan assets at fair value - primarily equities, fixed
 income obligations and cash equivalents                     9,180       8,326
- ------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation          138         412
Unrecognized net actuarial loss                                467         139
Unrecognized prior service cost                                476         410
Unrecognized net asset at January 1, 1987, being recognized
 over the plans' average remaining service lives              (100)       (114)
- ------------------------------------------------------------------------------
Prepaid pension expense recognized in the Consolidated
 Statements of Financial Position                           $  981      $  847
==============================================================================

The pension provision included the following components:

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Service cost (current period attribution)            $ 307     $ 293     $ 299
Interest accretion on projected benefit obligation     632       594       561
Actual return on plan assets                          (923)     (483)     (972)
Net deferral and amortization of actuarial
 losses (gains)                                        257      (140)      427
- ------------------------------------------------------------------------------
Net pension provision                                $ 273     $ 264     $ 315
==============================================================================

  The actuarial present value of the projected benefit obligation at December 31, 1993, 1992 and 1991, respectively, was determined using a weighted average discount rate of 7.25%, 8.25% and 8.25%, and a rate of increase in future compensation levels of 5.0%, 6.0% and 6.0%. The expected long-term rate of return on plan assets was 8.5% at December 31, 1993, 1992 and 1991.







                               49 of 109

  The pension plans have been amended to provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plans first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the post-retirement medical and life insurance benefits in the Company's group insurance programs.

  Although the Company has no intention of doing so, should it terminate certain of its pension plans under conditions where the plan's assets exceed the plan's obligations, the Company has an agreement with the Government whereby the Government is entitled to a fair allocation of any of the plan's reverted assets based on plan contributions that were reimbursed under Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% non-deductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

  The Company has certain unfunded and partially funded plans with a projected benefit obligation of $169 and $109; plan assets of $23 and $0; and unrecog-nized prior service costs and actuarial losses of $70 and $46 as of December 31, 1993 and 1992, respectively, based on actuarial assumptions consistent with the funded plans. The net provision for the unfunded plans was $22 and $15 for 1993 and 1992.

  The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. Under the terms of the Company-sponsored 401(k) plans, eligible employees are allowed to contribute up to 12% of their base pay. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 4% of the employee's pay, subject to statutory limitations. The provision for these defined contribution plans in 1993, 1992 and 1991 was $213, $221 and $205, respectively.


Other postretirement benefits

  In the fourth quarter of 1992, the Company adopted retroactive to January 1, 1992, the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," using the immediate recognition transition option. SFAS No. 106 requires accrual of these benefits during an employee's service period. Prior to 1992, postretirement benefits were accrued for eligible retirees upon retirement. The Company's postretirement benefits other than pensions consist of health care coverage for eligible retirees and qualifying dependents. Except for employees covered by the United Auto Workers bargaining agreement for whom lifetime benefits are provided, retiree health care is provided principally until age
65. At January 1, 1992, the accumulated postretirement benefit obligation was $1,819; however, $301 of this obligation had been previously accrued, resulting in a pre-tax transition obligation adjustment of $1,518. The effect of the immediate recognition of the transition obligation was a decrease to first quarter 1992 net earnings of $1,002 and a deferred tax benefit of $516.




                               50 of 109

The retiree health care cost provision was $230, $257 and $105 for 1993, 1992 and 1991, respectively. The components of expense for 1993 and 1992 were as follows:

Year ended December 31,                                         1993      1992
- ------------------------------------------------------------------------------
Service cost (current period attribution)                      $  92      $110
Interest accretion on accumulated postretirement benefit
 obligation                                                      144       147
Net deferral and amortization of actuarial gains                  (6)
- ------------------------------------------------------------------------------
Net provision for retiree health care                           $230      $257
==============================================================================

  Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 12.0% annual rate for 1994, decreasing to a 5.25% annual growth rate by the year 2003. A 1% increase or decrease in the assumed annual trend rates would increase or decrease the accumulated postretirement benefit ob-ligation by $218 and $227 as of December 31, 1993 and 1992, with a corresponding effect on the postretirement benefit expense of $39 and $43 for 1993 and 1992. The accumulated postretirement benefit obligation at December 31, 1993 and 1992, was determined using a weighted average discount rate of 7.25% and 8.25%.

The accumulated postretirement benefit obligation at December 31 consisted of the following components:

                                                              1993        1992
- ------------------------------------------------------------------------------
Retirees and dependents                                     $  534      $  485
Fully eligible active plan participants                        364         358
Other active plan participants                                 923         872
- ------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation          1,821       1,715
Unrecognized net actuarial gain                                327         289
- ------------------------------------------------------------------------------
Accrued postretirement benefit obligation                   $2,148      $2,004
==============================================================================


Note 11 - Research and Development, General and Administrative Expenses

Expenses charged directly to earnings as incurred included the following:

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Research and development                            $1,661    $1,846    $1,417
General and administrative                           1,102     1,232     1,291
==============================================================================









                               51 of 109

Note 12 - Shareholders' Equity


Changes in shareholders' equity consisted of the following:
                                                      Common Stock
                                                    ----------------  Additional                   Treasury Stock
                                                                 Par     Paid-In    Retained      ----------------
(Shares in thousands)                               Shares     Value     Capital    Earnings      Shares    Amount
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                         349,257    $1,746        $581      $4,840       5,683     $(194)
==================================================================================================================
Net earnings                                                                           1,567
Cash dividends paid                                                                     (343)
Treasury shares acquired                                                                           2,915      (127)
Treasury shares issued for stock options                                      (5)                   (629)       21
Tax benefit related to stock options                                           3
Stock appreciation rights expired or surrendered                               4
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                         349,257    $1,746        $583      $6,064       7,969     $(300)
==================================================================================================================
Net earnings                                                                             552
Cash dividends paid                                                                     (340)
Treasury shares acquired                                                                           2,497      (109)
Treasury shares issued for stock options                                     (10)                   (630)       25
Tax benefit related to stock options                                           4
Cash received on put options                                                  15
Transfer to contingent stock repurchase provision                           (175)
Stock appreciation rights expired or surrendered                               1
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                         349,257    $1,746        $418      $6,276       9,836     $(384)
==================================================================================================================
Net earnings                                                                           1,244
Cash dividends paid                                                                     (340)
Treasury shares issued for stock options                                     (11)                   (717)       28
Tax benefit related to stock options                                           3
Stock appreciation rights expired or surrendered                               3
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                         349,257    $1,746        $413      $7,180       9,119     $(356)
==================================================================================================================

 In July 1987, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of common stock; following the commencement of a tender or exchange offer for 30% or more of such outstanding shares of





                               52 of 109
common stock; or after the Board of Directors of the Company declares any person, alone or together with affiliates and associates, to be an Adverse Person. If the Board of Directors declares an Adverse Person, or a person or group acquires more than 30% of the then outstanding shares of common stock (except pursuant to an offer which the independent Directors determine to be fair to and otherwise in the best interests of the Company and its share-holders), each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. The Company will be entitled to redeem the Rights at 5 cents per Right at any time prior to the earlier of the expiration of the Rights in August 1997 or ten days following the time that a person has acquired or obtained the right to acquire a 20% position. The Company may not redeem the Rights if the Board of Directors has previously declared a person to be an Adverse Person. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.

  Changes in stock options and stock appreciation rights (SARs), issued to officers and other employees at exercise prices equal to market value of the stock at grant date, consisted of the following:

(Shares in thousands)
Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Number of shares under option:
  Outstanding at beginning of year                  12,001     8,123     7,526
  Granted                                            2,531     4,748     1,597
  Exercised                                           (743)     (630)     (630)
  Cancelled or expired                                (278)      (98)      (69)
  Exercised as SARs                                   (246)     (142)     (301)
- ------------------------------------------------------------------------------
  Outstanding at end of year                        13,265    12,001     8,123
==============================================================================
  Exercisable at end of year                         5,715     4,985     4,488
==============================================================================
Stock appreciation rights:
  Outstanding at end of year                         1,703     2,174     2,398
  Exercisable at end of year                         1,480     1,658     1,660
==============================================================================
Number of shares authorized for future
  stock option grants at end of year                16,695     5,513    10,166
==============================================================================

The ranges of exercise prices per share for options outstanding were as follows:

December 31,                                          1993      1992      1991
- ------------------------------------------------------------------------------
High                                                $60.06      $60.06  $60.06
Low                                                 $12.63      $10.70  $ 5.56
==============================================================================

  The Company has authorized 10,000,000 shares of $1 par preferred stock, none of which has been issued.




                               53 of 109

Note 13 - Contingencies

  Various legal proceedings, claims and investigations are pending against the Company related to products, contracts and other matters. Except for the items discussed below, most of these legal proceedings are related to matters covered by insurance.

  In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. The Government has filed with the Company a demand for repayment of $605 of Peace Shield unliquidated progress payments plus interest commencing January 25, 1991. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 of unliquidated progress payments until the conclusion of the appeal process.
In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement.
The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which was originally scheduled for late 1995.

  Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company has filed its complaint in the United States Claims Court to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently litigating jurisdictional issues related to the complaint, and are engaged in discovery. Trial is currently scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will prevail on the Contract Claim.

  The Company's financial statements have been prepared on the basis of a conservative estimate of the revised values of the Peace Shield contracts including the Contract Claim and the Company's position that the termination was for the convenience of the Government. At this time, the Company cannot reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.






                               54 of 109

  The Company is subject to several U.S. Government investigations of business and cost classification practices. One investigation involves a grand jury proceeding as to whether or not certain costs were charged to the proper overhead accounts. No charges have been filed in this matter, and based on the facts known to it, the Company believes it would have defenses if any were filed. The investigations could result in civil, criminal or administrative proceedings. Such proceedings, if any, could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Based upon Government procurement regulations, a contractor, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from Government contracts if proceedings result from the inves-tigations. The Company believes, based upon all available information, that the outcome of Government investigations will not have a materially adverse effect on its financial position or results of operations.

  The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and per-vasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations over the past 10 years.

  The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remedi-ation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on conservative estimates of inves-tigation, cleanup and monitoring costs to be incurred.

  The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1993, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

  Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a materially adverse impact to the Company's financial position or operating results and cash flow trends.















                               55 of 109

Note 14 - Industry Segment Information


  The Company operates in two principal industries: Commercial Aircraft, and Defense and Space. Commercial Aircraft operations principally involve develop-ment, production and marketing of commercial jet transports and providing related support services, principally to the commercial airline industry. Defense and Space operations involve research, development, production, mod-ification and support of military aircraft and related systems, space systems and missile systems. No single product line in the Defense and Space segment represented more than 10% of consolidated revenues, operating profits or identifiable assets.

Foreign sales by geographic area consisted of the following:

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Asia                                               $ 8,870   $ 7,108   $ 5,458
Europe                                               4,698     7,165     8,745
Oceania                                                635     1,911     1,659
Africa                                                 264       430       558
Western Hemisphere                                     149       872     1,436
- ------------------------------------------------------------------------------
                                                   $14,616   $17,486   $17,856
==============================================================================


  Defense sales were approximately 6%, 3% and 5% of total sales in Europe for 1993, 1992 and 1991, respectively. Defense sales were approximately 2%, 5% and 5% of total sales in Asia for 1993, 1992 and 1991, respectively. Exclusive of these amounts, Defense and Space sales were principally to the U.S. Government.

  Financial information by segment for the three years ended December 31, 1993, is summarized on page 57. Corporate income consists principally of interest income from corporate investments. Corporate expense consists of noncapitalized interest on debt and other general corporate expenses. Corporate assets consist principally of cash, cash equivalents, short-term investments and deferred income taxes.



















                               56 of 109

Year ended December 31,                               1993      1992      1991
- ------------------------------------------------------------------------------
Revenues
Commercial Aircraft                                $20,568   $24,133   $22,970
Defense and Space                                    4,407     5,429     5,846
Other industries                                       463       622       498
- ------------------------------------------------------------------------------
Operating revenues                                  25,438    30,184    29,314
Corporate income                                       169       230       263
- ------------------------------------------------------------------------------
  Total revenues                                   $25,607   $30,414   $29,577
==============================================================================

Operating profit
Commercial Aircraft                                $ 1,646   $ 1,990   $ 2,246
Defense and Space                                      219       204      (102)
Other industries                                        16        27        (2)
- ------------------------------------------------------------------------------
Operating profit                                     1,881     2,221     2,142
Corporate income                                       169       230       263
Corporate expense                                     (229)     (195)     (201)
- ------------------------------------------------------------------------------
  Earnings before taxes                            $ 1,821   $ 2,256   $ 2,204
==============================================================================

Identifiable assets at December 31
Commercial Aircraft                                $12,686   $10,178   $ 7,806
Defense and Space                                    3,525     3,687     4,262
Other industries                                       202       264       196
- ------------------------------------------------------------------------------
                                                    16,413    14,129    12,264
Corporate                                            4,037     4,018     3,660
- ------------------------------------------------------------------------------
  Consolidated assets                              $20,450   $18,147   $15,924
==============================================================================

Depreciation
Commercial Aircraft                                $   710   $   598   $   484
Defense and Space                                      230       241       269
Other industries                                        67        73        51
- ------------------------------------------------------------------------------
  Total depreciation                               $ 1,007   $   912   $   804
==============================================================================

Capital expenditures, net
Commercial Aircraft                                $ 1,120   $ 1,890   $ 1,445
Defense and Space                                      164       212       317
Other industries                                        33        58        88
- ------------------------------------------------------------------------------
  Total capital expenditures, net                  $ 1,317   $ 2,160   $ 1,850
==============================================================================






                               57 of 109

Note 15 - Financial Instruments with Off-Balance-Sheet Risk


  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Off-balance-sheet risk items include financing commitments, extensions of credit, credit guarantees, tax benefit transfers, foreign govern-ment expropriation guarantees, interest rate swaps, and agreements with other financing parties to participate in long-term receivables with interest rate terms different from those of the related receivable.

  Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2002 totaled $3,963 as of December 31, 1993. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

  The Company's exposure to credit and market-related losses related to credit guarantees, tax benefit transfers, and foreign government expropriation guarantees totaled $28 as of December 31, 1993.

  The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from those of the original receivable. These interest rate swaps related to $458 of customer financing receivables as of December 31, 1993. In addition, participation in customer financing receivables by third-party investors with interest rate terms different from the original receivable totaled $83.


Note 16 - Significant Group Concentrations of Credit Risk


  Substantially all financial instruments are with commercial airline customers and the U.S. Government. As of December 31, 1993, virtually all off-balance-sheet financial instruments described in Note 15 related to commercial aircraft customers. Of the $3,897 in accounts receivable and customer financing receivables included in the Consolidated Statements of Financial Position, $2,583 related to commercial aircraft customers and $1,182 related to the U.S. Government. Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral.
















                               58 of 109

Note 17 - Disclosures about Fair Value of Financial Instruments


  The carrying values of cash equivalents and short-term investments are representative of fair value because of the short maturity of those instruments.

  Certain receivable balances will be collected over an extended period; consequently, the fair value of accounts receivable is estimated to be lower than the carrying value by $60 and $50 as of December 31, 1993 and 1992, reflecting a discounted value due to deferred collection. The carrying value of accounts payable is estimated to approximate fair value.

  There are generally no quoted market prices available for customer financing notes receivable. The net fair value of such notes is estimated to approximate the net carrying value based upon interest rates and risk-related rate spreads as of December 31, 1993.

  The carrying amount of long-term debt was $2,630 and $1,793 as of December 31, 1993 and 1992. The fair value of long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $2,870 and $1,880 as of December 31, 1993 and 1992. The Company's long-term debt, however, is generally not callable until maturity.

  With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1993.




























                               59 of 109

Quarterly Financial Data
(Unaudited)
(Dollars in millions except per share data)

                                                               1993                                1992
- ----------------------------------------------------------------------------------------------------------------------
Quarter                                            4th      3rd      2nd      1st      4th      3rd      2nd      1st
- ----------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues               $5,656   $5,153   $7,985   $6,644   $7,497   $6,897   $7,823   $7,967

Earnings from operations                            434      246      581      430      476      440      573      551

Net earnings (loss):
  Before cumulative effect of accounting change     304      189      426      325      357      345      432      420
  Cumulative effect of accounting change                                                                        (1,002)
- ----------------------------------------------------------------------------------------------------------------------
                                                    304      189      426      325      357      345      432     (582)

Net earnings (loss) per share:
  Before cumulative effect of accounting change     .89      .56     1.25      .96     1.05     1.02     1.27     1.23
  Cumulative effect of accounting change                                                                         (2.94)
- ----------------------------------------------------------------------------------------------------------------------
                                                    .89      .56     1.25      .96     1.05     1.02     1.27    (1.71)

Cash dividends per share                            .25      .25      .25      .25      .25      .25      .25      .25

Market price:
   High                                           44.75    40.75    41.00    40.88    40.25    42.13    47.50    54.63
   Low                                            35.50    36.25    34.25    33.38    33.13    34.13    38.63    43.38
   Quarter end                                    43.25    38.38    37.00    35.00    40.13    36.75    39.88    43.88
======================================================================================================================






















                               60 of 109

Five Year Summary
(Dollars in millions except per share data)
(Share data restated for applicable stock splits)

OPERATIONS                             1993    1992    1991    1990    1989
Sales and other operating revenues
  Commercial Aircraft               $20,568 $24,133 $22,970 $21,230 $14,305
  Defense and Space                   4,407   5,429   5,846   5,862   5,429
  Other industries                      463     622     498     503     542
- ---------------------------------------------------------------------------
    Total                            25,438  30,184  29,314  27,595  20,276
- ---------------------------------------------------------------------------
Net earnings                          1,244   1,554** 1,567   1,385     675*
  Per share                            3.66    4.57**  4.56    4.01    1.96*
  Percent of sales                      4.9%    5.2%    5.3%    5.0%    3.3%
- ---------------------------------------------------------------------------
Cash dividends paid                 $   340 $   340  $  343  $  328  $  269
  Per share                            1.00    1.00    1.00     .95     .77 7/9
- ---------------------------------------------------------------------------
Other income, principally interest      169     230     263     448     347
- ---------------------------------------------------------------------------
Research and development expensed     1,661   1,846   1,417     827     754
General and administrative expensed   1,102   1,232   1,291   1,246   1,066
- ---------------------------------------------------------------------------
Additions to plant and equipment      1,317   2,160   1,850   1,586   1,362
Depreciation of plant and equipment     953     870     768     636     584
- ---------------------------------------------------------------------------
Salaries and wages                    5,766   6,318   6,502   6,487   6,082
Average employment                  134,400 148,600 159,100 161,700 159,200
===========================================================================
FINANCIAL POSITION AT DECEMBER 31
Total assets                        $20,450 $18,147 $15,924 $14,591 $13,278
Working capital                       2,601   1,947   2,462   1,396   1,689
Net plant and equipment               7,088   6,724   5,530   4,448   3,481
- ---------------------------------------------------------------------------
Cash and short-term investments       3,108   3,614   3,453   3,326   1,863
Total debt                            2,630   1,793   1,317     315     280
Customer financing                    3,177   2,295   1,197   1,133     868
- ---------------------------------------------------------------------------
Shareholders' equity                  8,983   8,056   8,093   6,973   6,131
  Per share                           26.41   23.74   23.71   20.30   17.73
Common shares outstanding in millions 340.1   339.4   341.3   343.6   345.8
===========================================================================
CONTRACTUAL BACKLOG
Commercial                          $70,497 $82,649 $92,826 $91,475 $73,974
U.S. Government                       3,031   5,281   5,090   5,719   6,589
- ---------------------------------------------------------------------------
  Total                             $73,528 $87,930 $97,916 $97,194 $80,563
===========================================================================
* Exclusive of the cumulative effect of adopting Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." Net earnings including the effect were $973 or $2.82 per share.
** Exclusive of the cumulative effect of adopting Statement of Financial
   Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Net earnings including the effect were $552 or $1.62 per share.
Cash dividends have been paid on common stock every year since 1942.
                               61 of 109

   Market for Registrant's Common Equity and Related Stockholder Matters


Shareholder & Investor Information

The Boeing Company General Offices
7755 East Marginal Way South
Seattle, Washington 98108
(206) 655-2121

Shareholder Inquires Transfer Agent and Registrar
The First National Bank of Boston

Our transfer agent is responsible for our shareholder records, issuance of stock certificates, and distribution of our dividends and IRS Form 1099. Requests concerning these matters are most efficiently answered by corresponding directly with The First National Bank of Boston at the following address:

The Boeing Company
c/o The First National Bank of Boston
Mail Stop 45-02-09
P.O. Box 644
Boston, Massachusetts 02102-0644
Telephone:(617) 575-2900 or (800) 442-2001

Pre-recorded information concerning various shareholder account matters is available toll-free from Boeing Shareholder Services at (800) 457-7723.

Written inquiries may be sent to
The Boeing Company
Shareholder Services
Mrs. Michelle Hayes
P.O. Box 3707, Mail Stop 10-13
Seattle, Washington 98124-2207

Annual Meeting
The annual meeting of Boeing shareholders will be held in the auditorium of the Company's 2-22 building, located at 7755 East Marginal Way South, Seattle, Washington, on April 25, 1994. Formal notice of the meeting, proxy statement, form of proxy and annual report were mailed to shareholders starting about March 15, 1994.

Stock Exchange Listings
The company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges. Ad-ditionally, the stock is traded on the Boston, Cincinnati, Midwest and Philadelphia exchanges. The number of shareholders of record as of January 31, 1994, was 101,219.

General Auditors
Deloitte and Touche
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

                               62 of 109

                                 Exhibit (3)

                 By-Laws, as amended and restated October 25, 1993












































                               63 of 109

                                BY-LAWS OF
                             THE BOEING COMPANY

ARTICLE I   Stockholders' Meetings

SECTION 1.  Annual Meetings.

The Annual Meeting of the stockholders shall be held on the last Monday in the month of April in each year, or, if that day be a legal holiday, on the next succeeding day not a legal holiday, at 11:00 a.m., for the election of directors and the transaction of such other business as may come before the meeting.

SECTION 2.  Special Meetings.

A special meeting of the stockholders may be called at any time by the Board of Directors, or by stockholders holding together at least twenty-five percent of the outstanding shares of stock entitled to vote, except as otherwise provided by statute or by the Certificate of Incorporation or any amendment thereto.

SECTION 3.  Place of Meeting.

All meetings of the stockholders of the Corporation shall be held at such place or places within or without the State of Delaware as may from time to time be fixed by the Board of Directors or as shall be specified or fixed in the respective notices or waivers of notice thereof.

SECTION 4.  Notice of Meetings.

Except as otherwise required by statute and as set forth below, notice of each annual or special meeting of stockholders shall be given to each stockholder of record entitled to vote at such meeting not less than thirty nor more than sixty (or the maximum number permitted by applicable law) days before the meeting date. If the Corporation has an Interested Stockholder as defined in Article EIGHTH of the Certificate of Incorporation, notice of each special meeting of stockholders shall be given to each stockholder of record entitled to vote at such meeting not less than fifty-five nor more than sixty (or the maximum number permitted by applicable law) days before the meeting date, unless the calling of such meeting is ratified by the affirmative vote of a majority of the Continuing Directors as defined in Article EIGHTH of the Certificate of Incorporation, in which case notice of such special meeting shall be given to each stockholder of record entitled to vote at such meeting not less than thirty nor more than sixty (or the maximum number permitted by applicable law) days before the meeting date. Such notice shall be given by delivering to each stockholder a written or printed notice thereof either personally or by mailing such notice in a postage-prepaid envelope addressed to the stockholder's address as it appears on the stock books of the Corporation. Except as otherwise required by statute, no publication of any notice of a meeting of stockholders shall be required. Every notice of a meeting of stockholders shall state the place, date, and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called.




                               64 of 109

SECTION 5.  Waivers of Notice.

Whenever any notice is required to be given to any stockholder under the provisions of these By-Laws, the Certificate of Incorporation, or the Delaware General Corporation Law, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.
The attendance of a stockholder at a meeting, in person or by proxy, shall constitute a waiver of notice of such meeting, except when a stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

SECTION 6.  Quorum.

At all meetings of stockholders, except when otherwise provided by statute or by the Certificate of Incorporation or any amendment thereto, or by the By-Laws, the presence, in person or by proxy duly authorized, of the holders of one-third of the outstanding shares of stock entitled to vote shall constitute a quorum for the transaction of business; and except as otherwise provided by statute or rule of law, or by the Certificate of Incorporation or any amendment thereto, or by the By-Laws, the vote, in person or by proxy, of the holders of a majority of the shares constituting such quorum shall be binding upon all stockholders of the Corporation. In the absence of a quorum, a majority of the shares present in person or by proxy and entitled to vote may adjourn any meeting, from time to time but not for a period of more than thirty days at any one time, until a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally called. Unless otherwise provided by statute, no notice of an adjourned meeting need be given.

SECTION 7.  Proxies.

7.1 Appointment. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for such stockholder by proxy. Such authorization may be accomplished by (a) the stockholder or such stockholder's authorized officer, director, employee, or agent executing a writing or causing his or her signature to be affixed to such writing by any reasonable means, including facsimile signature, or (b) by transmitting or authorizing the transmission of a telegram, cablegram, or other means of electronic transmission to the intended holder of the proxy or to a proxy solicitation firm, proxy support service, or similar agent duly authorized by the intended proxy holder to receive such transmission; provided, that any such telegram, cablegram, or other electronic transmission must either set forth or be accompanied by information from which it can be determined that the telegram, cablegram, or other electronic transmission was authorized by the stockholder. Any copy, facsimile telecommunication, or other reliable reproduction of the writing or transmission by which a stockholder has authorized another person to act as proxy for such stockholder may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication, or other reproduction shall be a complete reproduction of the entire original writing or transmission.

                               65 of 109

7.2 Delivery to Corporation; Duration. A proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting or the delivery to the Corporation of the consent to corporate action in writing.
A proxy shall become invalid three years after the date of its execution, unless otherwise provided in the proxy. A proxy with respect to a specified meeting shall entitle the holder thereof to vote at any reconvened meeting following adjournment of such meeting but shall not be valid after the final adjournment thereof.

SECTION 8.  Inspectors of Election.

8.1 Appointment. In advance of any meeting of stockholders, the Board of Directors of the Corporation shall appoint one or more persons to act as inspectors of election at such meeting and to make a written report thereof. The Board of Directors may designate one or more persons to serve as alternate inspectors to serve in place of any inspector who is unable or fails to act. If no inspector or alternate is able to act at a meeting of stockholders, the chairman of such meeting shall appoint one or more persons to act as inspector of elections at such meeting.

8.2 Duties. The inspectors shall: (a) ascertain the number of shares of the Corporation outstanding and the voting power of each such share; (b) determine the shares represented at the meeting and the validity of proxies and ballots; (c) count all votes and ballots; (d) determine and retain for a reasonable period of time a record of the disposition of any challenges made to any determination by them; and (e) certify their determination of the number of shares represented at the meeting and their count of the votes and ballots. Each inspector of election shall, before entering upon the discharge of his or her duties, take and sign an oath to faithfully execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspectors of election may appoint or retain other persons or entities to assist them in the performance of their duties.

8.3 Determination of Proxy Validity. The validity of any proxy or ballot executed for a meeting of stockholders shall be determined by the inspectors of election in accordance with the applicable provisions of the Delaware General Corporation Law as then in effect. In determining the validity of any proxy transmitted by telegram, cablegram, or other electronic transmission, the inspectors shall record in writing the information upon which they relied in making such determination.

SECTION 9.  Fixing the Record Date.

9.1 Meetings. For the purpose of determining stockholders entitled to notice of and to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall be not fewer than thirty nor more than sixty (or the maximum number permitted by applicable law) days before the date of such meeting. If the corporation has an Interested Stockholder as defined in Article EIGHTH of the Certificate of Incorporation, the record date for each special meeting of stockholders shall be not fewer than fifty-five nor more than sixty (or the




                               66 of 109
maximum number permitted by applicable law) days before the meeting date, unless the calling of such meeting is ratified by the affirmative vote of a majority of the Continuing Directors, as defined in Article EIGHTH of the Certificate of Incorporation. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of and to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of and to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

9.2 Consent to Corporate Action Without a Meeting. For the purpose of determining the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten (or the maximum number permitted by applicable law) days after the date on which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by Chapter 1 of the Delaware General Corporation Law as now or hereafter amended, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the records of proceedings of meetings of stockholders. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by Chapter 1 of the Delaware General Corporation Law as now or hereafter amended, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

9.3 Dividends, Distributions, and Other Rights. For the purpose of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (or the maximum number permitted by applicable law) days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.






                               67 of 109

9.4. Voting List. At least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting shall be made, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. This list shall be open to examination by any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at such meeting for inspection by any stockholder who is present.

SECTION 10.  Action by Stockholders Without a Meeting.

Subject to the provisions of Article NINTH of the Certificate of Incorporation, any action which could be taken at any annual or special meeting of stockholders may be taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action so taken, are (a) signed by the holders of outstanding stock having not fewer than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and (b) delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the records of proceedings of meetings of stockholders. Delivery made to the Corporation's registered office shall be by hand or by certified mail or registered mail, return receipt requested. Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless written consents signed by a sufficient number of stockholders to take such action are delivered to the Corporation, in the manner required by this section, within sixty (or the maximum number permitted by applicable law) days of the date of the earliest dated consent delivered to the Corporation in the manner required by this section. The validity of any consent executed by a proxy for a stockholder pursuant to a telegram, cablegram, or other means of electronic transmission transmitted to such proxy holder by or upon the authorization of the stockholder shall be determined by or at the direction of the Secretary of the Corporation. A written record of the information upon which the person making such determination relied shall be made and kept in the records of the proceedings of the stockholders. Any such consent shall be inserted in the minute book as if it were the minutes of a meeting of the stockholders. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

SECTION 11.  Business for Stockholders' Meetings.

11.1 Business at Annual Meetings. In addition to the election of directors, other proper business may be transacted at the annual meeting of stockholders, provided that such business is properly brought before such meeting. To be properly brought before an annual meeting, business must be
(a) brought by or at the direction of the Board of Directors, or (b) brought before the meeting by a stockholder pursuant to written notice thereof, in accordance with Section 12 of this Article I, and received by the Secretary


                               68 of 109
not fewer than sixty nor more than ninety days prior to the date specified in Section 1 of this Article I for such annual meeting. Any such stockholder notice shall set forth (i) the name and address of the stockholder proposing such business; (ii) a representation that the stockholder is entitled to vote at such meeting and a statement of the number of shares of the Corporation which are beneficially owned by the stockholder; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to propose such business; and (iv) as to each matter the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting, the language of the business matter (if appropriate), and any material interest of the stockholder in such business. No business shall be conducted at any annual meeting of stockholders except in accordance with this Section 11.1. If the facts warrant, the Board of Directors, or the chairman of an annual meeting of stockholders, shall determine and declare (a) that a proposal does not constitute proper business to be transacted at the meeting or (b) that business was not properly brought before the meeting in accordance with the provisions of this Section 11.1 and, if, in either case, it is so determined, any such business shall not be transacted. The procedures set forth in this Section 11.1 for business to be properly brought before an annual meeting by a stockholder are in addition to, and not in lieu of, the requirements set forth in Rule 14a-8 under Section 14 of the Securities Exchange Act of 1934, or any successor provision.

11.2 Business at Special Meetings. At any special meeting of the stockholders, only such business as is specified in the notice of such special meeting given by or at the direction of the person or persons calling such meeting, in accordance with Section 2 of this Article I, shall come before such meeting.

SECTION 12.  Notice to Corporation.

Any written notice required to be delivered by a stockholder to the Corporation pursuant to Section 11.1 of this Article I or Section 2.1 of
Article II must be given, either by personal delivery or by registered or certified mail, postage prepaid, to the Secretary at the Corporation's executive offices in the City of Seattle, State of Washington.

ARTICLE II   Board of Directors

SECTION 1.  Number and Term of Office.

 The number of directors shall be thirteen, but the number may be increased, or decreased to not less than three, from time to time, either by the directors by adoption of a resolution to such effect or by the stockholders by amendment of the By-Laws in accordance with Article VIII hereof. The directors shall be divided into three classes, each of which shall be composed as nearly as possible of one-third of the directors. Each director shall serve for the term to which the director was elected, and until a successor shall have been elected and qualified or until the director's prior death, resignation, or removal. At each annual election, directors shall be chosen for a full three-year term to succeed those whose terms expire.



                               69 of 109

SECTION 2.  Nomination and Election.

2.1 Nomination. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors. Nominations for the election of directors may be made (a) by or at the direction of the Board of Directors, or (b) by any stockholder of record entitled to vote for the election of directors at such meeting; provided, however, that a stockholder may nominate persons for election as directors only if written notice (in accordance with Section 12 of Article I) of such stockholder's intention to make such nominations is received by the Secretary not later than (i) with respect to an election to be held at an annual meeting of the stockholders, not fewer than sixty nor more than ninety days prior to the date specified in Section 1 of Article I for such annual meeting, and (ii) with respect to an election to be held at a special meeting of the stockholders for the election of directors, the close of business on the seventh business day following the date on which notice of such meeting is first given to stockholders. Any such stockholders' notice shall set forth (a) the name and address of the stockholder who intends to make a nomination; (b) a representation that the stockholder is entitled to vote at such meeting and a statement of the number of shares of the Corporation which are beneficially owned by the stockholder; (c) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
(d) as to each person the stockholder proposes to nominate for election or re-election as a director, the name and address of such person and such other information regarding such nominee as would be required in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had such nominee been nominated by the Board of Directors, and a description of any arrangements or understandings, between the stockholder and such nominee and any other persons (including their names), pursuant to which the nomination is to be made; and (e) the consent of each such nominee to serve as a director if elected. If the facts warrant, the Board of Directors, or the chairman of a stockholders meeting at which directors are to be elected, shall determine and declare that a nomination was not made in accordance with the foregoing procedure and, if it is so determined, the defective nomination shall be disregarded. The right of stockholders to make nominations pursuant to the foregoing procedure is subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation. The procedures set forth in this Section 2.1 for nomination for the election of directors by stockholders are in addition to, and not in lieu or limitation of, (a) any procedures now in effect or hereafter adopted by or at the direction of the Board of Directors or any committee thereof and (b) the requirements set forth in Rule 14a-11 under Section 14 of the Securities Exchange Act of 1934, or any successor provision.

2.2 Election. At each election of directors, the persons receiving the greatest number of votes shall be the directors.

SECTION 3.  Place of Meeting.

Meetings of the Board of Directors, or of any committee thereof, may be held either within or without the State of Delaware.




                               70 of 109

SECTION 4.  Annual Meeting.

Each year the Board of Directors shall meet in connection with the annual meeting of stockholders for the purpose of electing officers and for the transaction of other business. No notice of such meeting is required. Such annual meeting may be held at any other time or place which shall be specified in a notice given as hereinafter provided for special meetings of the Board, or in a consent and waiver of notice thereof, signed by all the directors.

SECTION 5.  Stated Meetings.

The Board of Directors may, by resolution adopted by affirmative vote of a majority of the whole Board, from time to time appoint the time and place for holding stated meetings of the Board, if by it deemed advisable; and such stated meetings shall thereupon be held at the time and place so appointed, without the giving of any special notice with regard thereto. In case the day appointed for a stated meeting shall fall upon a legal holiday, such meeting shall be held on the next following day, not a legal holiday, at the regularly appointed hour. Except as otherwise provided in the By-Laws, any and all business may be transacted at any stated meeting.

SECTION 6.  Special Meetings.

6.1 Convenors and Notice. Special meetings of the Board of Directors may be called by or at the request of the Chairman of the Board or any two directors. Notice of a special meeting of the Board of Directors, stating the place, day, and hour of the meeting, shall be given to each director in writing (by mail, wire, facsimile, or personal delivery) or orally (by telephone or in person).

6.2 Waiver of Notice. With respect to a special meeting of the Board of Directors, a written waiver, signed by a director, shall be deemed equivalent to notice to that director. A director's attendance at a meeting shall constitute that director's waiver of notice of such meeting, except when the director attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting was not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the waiver of notice of such meeting.

SECTION 7.  Quorum and Manner of Acting.

Except as herein otherwise provided, forty percent of the total number of directors fixed by or in the manner provided in these By-Laws at the time of any stated or special meeting of the Board or, if vacancies exist on the Board of Directors, forty percent of such number of directors then in office, provided, however, that such number may not be less than one-third of the total number of directors fixed by or in the manner provided in these By-Laws, shall constitute a quorum for the transaction of business; and, except as otherwise required by statute or by the Certificate of Incorporation or any amendment thereto, or by the By-Laws, the act of a majority of the directors present at any such meeting at which a quorum is present shall be the act of the Board of Directors. In the absence of a quorum, a majority of the directors present may adjourn any meeting, from time to time, until a quorum is present. No notice of any adjourned meeting need be given.
                               71 of 109

SECTION 8.  Chairman of the Board.

The Chairman of the Board shall preside, when present, at all meetings of the Board, except as otherwise provided by law.

SECTION 9.  Resignations.

Any director of the Corporation may resign at any time by giving written notice thereof to the Secretary. Such resignation shall take effect at the time specified therefor or if the time is not specified, upon delivery thereof; and, unless otherwise specified with respect thereto, the acceptance of such resignation shall not be necessary to make it effective.

SECTION 10.  Removal of Directors.

Any director may be removed solely for cause by the affirmative vote of the holders of record of a majority of the outstanding shares of stock entitled to vote, at a meeting of the stockholders called for the purpose; and the vacancy on the Board caused by any such removal may be filled by the stockholders at such meeting or at any subsequent meeting.

SECTION 11.  Filling of Vacancies Not Caused by Removal.

In case of any increase in the number of directors, or of any vacancy created by death or resignation, the additional director or directors may be elected or, as the case may be, the vacancy or vacancies may be filled, either (a) by the Board of Directors at any meeting, (i) if the Corporation has an Interested Stockholder as defined in Article EIGHTH of the Certificate of Incorporation, by the affirmative vote of a majority of the Continuing Directors, as defined in Article EIGHTH, or (ii) if the Corporation does not have an Interested Stockholder, by the affirmative vote of a majority of the remaining directors, though less than a quorum; or (b) by the stockholders entitled to vote, either at an annual meeting or at a special meeting thereof called for the purpose, by the affirmative vote of a majority of the outstanding shares entitled to vote at such meeting.

SECTION 12.  Directors' Fees.

The Board of Directors shall have authority to determine from time to time the amount of compensation which shall be paid to its members for attendance at meetings of the Board or of any committee of the Board.

SECTION 13.  Action Without a Meeting.  Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.









                               72 of 109

ARTICLE III   Board Committees

SECTION 1.  Audit Committee.

In addition to any committees appointed pursuant to Section 2 of this Article, there shall be an Audit Committee, appointed annually by the Board of Directors, consisting of at least three directors who are not members of management. It shall be the responsibility of the Audit Committee to review the scope and results of the annual independent audit of books and records of the Corporation and its subsidiaries, to review compliance with all corporate policies which have been approved by the Board of Directors, and to discharge such other responsibilities as may from time to time be assigned to it by the Board of Directors. The Audit Committee shall meet at such times and places as the members deem advisable, and shall make such recommendations to the Board of Directors as they consider appropriate.

SECTION 2.  Other Committees.

The Board of Directors may appoint standing or temporary committees and invest such committees with such powers as it may see fit, with power to subdelegate such powers if deemed desirable by the Board of Directors; but no such committee shall have the power or authority of the Board of Directors to
       (a)  amend the Certificate of Incorporation,
       (b)  adopt a plan of merger or consolidation,
       (c) recommend to the stockholders the sale, lease, or exchange or other disposition of all or substantially all of the property and assets of the Corporation other than in the usual and regular course of business,
       (d) recommend to the stockholders a voluntary dissolution or a revocation thereof,
       (e)  amend these By-Laws,
       (f)  declare a dividend, or
       (g)  authorize the issuance of stock.
The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

SECTION 3.  Quorum and Manner of Acting.

A majority of the number of directors composing any committee of the Board of Directors, as established and fixed by resolution of the Board of Directors, shall constitute a quorum for the transaction of business at any meeting of such committee but, if less than a majority are present at a meeting, a majority of such directors present may adjourn the meeting from time to time without further notice. The act of a majority of the members of a committee present at a meeting at which a quorum is present shall be the act of such committee.




                               73 of 109

ARTICLE IV   Officers and Agents: Terms, Compensation, Removal, Vacancies

SECTION 1.  Officers.

The elected officers of the Corporation shall be a Chairman of the Board (who shall be a director), a President (who shall be a director), and one or more Vice Presidents (each of whom may be assigned by the Board of Directors or the Chief Executive Officer an additional title descriptive of the functions assigned to such officer and one or more of whom may be designated Executive or Senior Vice President). The Board may also elect one or more Vice Chairmen. The Board of Directors shall also designate either the Chairman of the Board or the President as the Chief Executive Officer of the Corporation. The Board of Directors shall appoint a Controller, a Secretary, and a Treasurer. Any number of offices, whether elective or appointive, may be held by the same person. The Chief Executive Officer may, by a writing filed with the Secretary, designate titles as officers for employees and agents and appoint Assistant Secretaries and Assistant Treasurers, as, from time to time, may appear to be necessary or advisable in the conduct of the affairs of the Corporation and may, in the same manner, terminate or change such titles.

SECTION 2.  Term of Office.

So far as practicable, all elected officers shall be elected at the annual meeting of the Board in each year, and shall hold office until the annual meeting of the Board in the next subsequent year and until their respective successors are chosen. The Controller, Secretary, and Treasurer shall hold office at the pleasure of the Board.

SECTION 3.  Salaries of Elected Officers.

The salaries paid to the elected officers of the Corporation shall be authorized or approved by the Board of Directors.

SECTION 4.  Bonuses.

None of the officers, directors, or employees of the Corporation or any of its subsidiary corporations shall at any time be paid any bonus or share in the earnings or profits of the Corporation or any of its subsidiary corporations except pursuant to a plan approved by affirmative vote of two-thirds of the members of the Board of Directors.

SECTION 5.  Removal of Elected and Appointed Officers.

Any elected or appointed officer may be removed at any time, either for or without cause, by affirmative vote of a majority of the whole Board of Directors, at any meeting called for the purpose.

SECTION 6.  Vacancies.

If any vacancy occurs in any office, the Board of Directors may elect or appoint a successor to fill such vacancy for the remainder of the term.





                               74 of 109

ARTICLE V   Officers' Duties and Powers

SECTION 1.  Chairman of the Board.

The Chairman of the Board shall preside, when present, at all meetings of the stockholders (except as otherwise provided by statute) and at all meetings of the Board of Directors. The Chairman shall have general power to execute bonds, deeds, and contracts in the name of the Corporation; to affix the corporate seal; to sign stock certificates; and to perform such other duties and services as shall be assigned to or required of the Chairman by the Board of Directors.

SECTION 2.  President.

The President shall have general power to execute bonds, deeds, and contracts in the name of the Corporation and to affix the corporate seal; to sign stock certificates; during the absence or disability of the Chairman of the Board to exercise the Chairman's powers and to perform the Chairman's duties; and to per-form such other duties and services as shall be assigned to or required of the President by the Board of Directors; provided, that if the office of President is vacant, the Chairman shall exercise the duties ordinarily exercised by the President until such time as a President is elected or appointed.

SECTION 3.  Chief Executive Officer.

The officer designated by the Board of Directors as the Chief Executive Officer of the Corporation shall have general and active control of its business and affairs. The Chief Executive Officer shall have general power to appoint or designate all employees and agents of the Corporation whose appointment or designation is not otherwise provided for and to fix the compensation thereof, subject to the provisions of these By-Laws; to remove or suspend any employee or agent who shall not have been elected or appointed by the Board of Directors or other body; to suspend for cause any employee, agent, or officer, other than an elected officer, pending final action by the body which shall have appointed such employee, agent, or officer; and to exercise all the powers usually pertaining to the office held by the Chief Executive Officer of a corporation.

SECTION 4.  Vice Presidents and Controller.

The several Vice Presidents and the Controller shall perform all such duties and services as shall be assigned to or required of them, from time to time, by the Board of Directors or the Chief Executive Officer, respectively.

SECTION 5.  Secretary.

The Secretary shall attend to the giving of notice of all meetings of stock-holders and of the Board of Directors and shall keep and attest true records of all proceedings thereat. The Secretary shall have charge of the corporate seal and have authority to attest any and all instruments or writings to which the same may be affixed and shall keep and account for all books, documents, papers, and records of the Corporation relating to its corporate organization. The Secretary shall have authority to sign stock certificates and shall generally perform all the duties usually appertaining to the office of secretary of a corporation. In the absence of the Secretary, an Assistant Secretary or Secretary pro tempore shall perform the duties of the Secretary.

                               75 of 109

SECTION 6.  Treasurer.

The Treasurer shall have the care and custody of all moneys, funds, and securities of the Corporation, and shall deposit or cause to be deposited all funds of the Corporation in accordance with directions or authorizations of the Board of Directors or the Chief Executive Officer. The Treasurer shall have power to sign stock certificates, to indorse for deposit or collection, or otherwise, all checks, drafts, notes, bills of exchange, or other commercial paper payable to the Corporation, and to give proper receipts or discharges therefor. In the absence of the Treasurer, an Assistant Treasurer shall perform the duties of the Treasurer.

SECTION 7.  Additional Powers and Duties.

In addition to the foregoing especially enumerated duties and powers, the several officers of the Corporation shall perform such other duties and exercise such further powers as may be provided in these By-Laws or as the Board of Directors may from time to time determine, or as may be assigned to them by any superior officer.

SECTION 8.  Disaster Emergency Powers of Acting Officers.

If, as a result of a disaster or other state of emergency, the Chief Executive Officer is unable to perform the duties of that office, (a) the powers and duties of the Chief Executive Officer shall be performed by the employee with the highest base salary who shall be available and capable of performing such powers and duties and, if more than one such employee has the same base salary, by the employee whose surname begins with the earliest letter of the alphabet among the group of those employees with the same base salary; and (b) the officer performing such duties shall continue to perform such powers and duties until the Chief Executive Officer becomes capable of performing those duties or until the Board of Directors shall have elected a new Chief Executive Officer or designated another individual as Acting Chief Executive Officer; and (c) such officer shall have the power in addition to all other powers granted to the Chief Executive Officer by these By-Laws and by the Board of Directors to appoint an acting President, acting Vice President - Finance, acting Controller, acting Secretary, and acting Treasurer, if any of the persons duly elected to any such office is not by reason of such disaster or emergency able to perform the duties of such office, each of such acting appointees to serve in such capacities until the officer for whom the appointee is acting becomes capable of performing the duties of such office or until the Board of Directors shall have designated another individual to perform such duties or have elected another person to fill such office; and (d) any such acting officer so appointed shall be entitled to exercise all powers vested by the By-Laws or the Board of Directors in the duly elected officer for whom the acting officer is acting; and (e) anyone transacting business with this Corporation may rely upon a certification by any two officers of the Corporation that a specified individual has succeeded to the powers of the Chief Executive Officer and that such person has appointed other acting officers as herein provided and any person, firm, corporation, or other entity to which such certification has been delivered by such officers may continue to rely upon it until notified of a change in writing signed by two officers of this Corporation.




                               76 of 109

ARTICLE VI   Stock and Transfers of Stock

SECTION 1.  Stock Certificates.

Every stockholder shall be entitled to a certificate, signed by the Chairman of the Board or the President or a Vice President and the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, certifying the number of shares owned by the stockholder in the Corporation. Any and all of the signatures on a certificate may be a facsimile. If any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he or she were such officer, transfer agent, or registrar at the date of issue.

SECTION 2.  Transfer Agents and Registrars.

The Board of Directors may, in its discretion, appoint responsible banks or trust companies in the Borough of Manhattan, in the City of New York, State of New York, and in such other city or cities as the Board may deem advisable, from time to time, to act as transfer agents and registrars of the stock of the Corporation; and, when such appointments shall have been made, no stock certificate shall be valid until countersigned by one of such transfer agents and registered by one of such registrars.

SECTION 3.  Transfers of Stock.

Shares of stock may be transferred by delivery of the certificates therefor, accompanied either by an assignment in writing on the back of the certificates or by written power of attorney to sell, assign, and transfer the same, signed by the record holder thereof; but no transfer shall affect the right of the Corporation to pay any dividend upon the stock to the holder of record thereof, or to treat the holder of record as the holder in fact thereof for all purposes, and no transfer shall be valid, except between the parties thereto, until such transfer shall have been made upon the books of the Corporation.

SECTION 4.  Lost Certificates.

The Board of Directors may provide for the issuance of new certificates of stock to replace certificates of stock lost, stolen, mutilated, or destroyed, or alleged to be lost, stolen, mutilated, or destroyed, upon such terms and in accordance with such procedures as the Board of Directors shall deem proper and prescribe.

ARTICLE VII

Miscellaneous

SECTION 1.  Fiscal Year.

The fiscal year of the Corporation shall be the calendar year.

SECTION 2.  (Repealed in its entirety by vote of the stockholders, May 5, 1975.)



                               77 of 109

SECTION 3.  Signing of Negotiable Instruments.

All bills, notes, checks, or other instruments for the payment of money shall be signed or countersigned by such officer or officers and in such manner as from time to time may be prescribed by resolution (whether general or special) of the Board of Directors.

SECTION 4.  Indemnification of Directors and Officers.

4.1 Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any actual or threatened action, suit, or proceeding, whether civil, criminal, administrative, or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the Corporation or that, being or having been such a director or officer or an employee of the Corporation, he or she is or was serving at the request of an executive officer of the Corporation as a director, officer, employee, or agent of another corporation or of a partnership, joint venture, trust, or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as such a director, officer, employee, or agent or in any other capacity while serving as such a director, officer, employee, or agent, shall be indemnified and held harmless by the Corporation to the full extent permitted by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than permitted prior thereto), or by other applicable law as then in effect, against all expense, liability, and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the indemnitee's heirs, executors, and administrators; provided, however, that except as provided in
Section 4.2 with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized or ratified by the Board of Directors of the Corporation. The right to indemnification conferred in this Section 4.1 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that an advancement of expenses incurred by an indemnitee in his her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this Section 4.1 or otherwise; and provided, further, that an advancement of expenses shall not be made if the Corporation's Board of Directors makes a good faith determination that such payment would violate law or public policy.

                               78 of 109

4.2 Right of Indemnitee to Bring Suit. If a claim under Section 4.1 is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall also be entitled to be paid the expense of prosecuting or defending such suit. The indemnitee shall be presumed to be entitled to indemnification under this Section 4 upon submission of a written claim (and, in an action brought to enforce a claim for an advancement of expenses, where the required undertaking has been tendered to the Corporation), and thereafter the Corporation shall have the burden of proof to overcome the presumption that the indemnitee is not so entitled. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the indemnitee is not entitled to indemnification shall be a defense to the suit or create a presumption that the indemnitee is not so entitled.

4.3 Nonexclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section 4 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provisions of the Certificate of Incorporation, By-Laws, agreement, vote of stockholders or disinterested directors, or otherwise. Notwithstanding any amendment to or repeal of this Section 4, or of any of the procedures established by the Board of Directors pursuant to Section 4.7, any indemnitee shall be entitled to indemnification in accordance with the provisions hereof and thereof with respect to any acts or omissions of such indemnitee occurring prior to such amendment or repeal.

4.4  Insurance, Contracts, and Funding.
The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee, or agent of the Corporation or another corporation, partnership, joint venture, trust, or other enterprise against any expense, liability, or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability, or loss under the Delaware General Corporation Law. The Corporation may, without further stockholder approval, enter into contracts with any indemnitee in furtherance of the provisions of this Section 4 and may create a trust fund, grant a security interest, or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Section 4.

4.5 Persons Serving Other Entities. Any person who is or was a director, of-ficer, or employee of the Corporation who is or was serving (i) as a director or officer of another corporation of which a majority of the shares entitled to vote in the election of its directors is held by the Corporation or (ii) in an executive or management capacity in a partnership, joint venture, trust, or other enterprise of which the Corporation or a wholly owned subsidiary of the Corporation is a general partner or has a majority ownership shall be deemed to be so serving at the request of an executive officer of the Corporation and entitled to indemnification and advancement of expenses under Section 4.1.
                               79 of 109

4.6 Indemnification of Employees and Agents of the Corporation. The Corporation may, by action of its Board of Directors, authorize one or more executive officers to grant rights to advancement of expenses to employees or agents of the Corporation on such terms and conditions as such officer or officers deem appropriate under the circumstances. The Corporation may, by action of its Board of Directors, grant rights to indemnification and advancement of expenses to employees or agents or groups of employees or agents of the Corporation with the same scope and effect as the provisions of this Section 4 with respect to the indemnification and advancement of expenses of directors and officers of the Corporation; provided, however, that an undertaking shall be made by an employee or agent only if required by the Board of Directors.

4.7 Procedures for the Submission of Claims. The Board of Directors may establish reasonable procedures for the submission of claims for indemnification pursuant to this Section 4, determination of the entitlement of any person thereto, and review of any such determination. Such procedures shall be set forth in an appendix to these By-Laws and shall be deemed for all purposes to be a part hereof.

ARTICLE VIII   Amendments

SECTION 1.  Amendment of the By-Laws:  General.

Except as herein otherwise expressly provided, the By-Laws of the Corporation may be altered or repealed in any particular and new By-Laws, not inconsistent with any provision of the Certificate of Incorporation or any provision of law, may be adopted, either by the affirmative vote of the holders of record of a majority in number of the shares present in person or by proxy and entitled to vote at an annual meeting of stockholders or at a special meeting thereof, the notice of which special meeting shall include the form of the proposed alteration or repeal or of the proposed new By-Laws, or a summary thereof; or either

       (a) by the affirmative vote of a majority of the whole Board of Directors at any meeting thereof, or

       (b) by the affirmative vote of all the directors present at any meeting at which a quorum, less than a majority, is present;

provided, in either of the latter cases, that the notice of such meeting shall include the form of the proposed alteration or repeal or of the proposed new By-Laws, or a summary thereof.

SECTION 2.  Amendments as to Compensation and Removal of Officers.

Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of record of a majority of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, at a meeting of the stockholders called for the purpose, shall be required to alter, amend, repeal, or adopt any provision inconsistent with Sections 3,. 4 and 5 of Article IV hereof, notice of which meeting shall include the form of the proposed amendment, or a summary thereof.




                               80 of 109

SECTION 3.  Amendments as to Shareholder Meetings, Directors.

Notwithstanding anything contained in these By-Laws to the contrary, either
(a) the affirmative vote of a majority of the Continuing Directors, as defined in Article EIGHTH of the Certificate of Incorporation, or (b) the affirmative vote of the holders of record of at least seventy-five percent of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, shall be required to alter, amend, repeal, or adopt any provision inconsistent with Sections 1, 2, and 4 of Article I and Sections 1, 10, and 11 of Article II.

SECTION 4.  Amendment of this Article VIII.

Notwithstanding anything contained in these By-Laws to the contrary, either
(a) the recommendation of a majority of the Continuing Directors, as defined in Article EIGHTH of the Certificate of Incorporation, together with the affirmative vote of the holders of record of a majority of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, or (b) the affirmative vote of the holders of record of at least seventy-five percent of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, shall be required to alter, amend, repeal, or adopt any provision inconsistent with this Article VIII.



































                               81 of 109

                                 Exhibit (10)(vii)

                     Deferred Compensation Plan for Employees
                 of The Boeing Company as amended October 25, 1993











































                               82 of 109

                    DEFERRED COMPENSATION PLAN FOR
                    EMPLOYEES OF THE BOEING COMPANY

1. Purpose. The purpose of the Deferred Compensation Plan for Employees of The Boeing Company (the "Plan") is to provide for deferment of payment of all or a portion of awards made to an employee under the Company's Incentive Compensation and Performance Award Plans.

2. Eligibility. Any employee eligible to receive an award under the Incentive Compensation Plan or the Performance Award Plan is eligible to elect to participate in this Plan.

3. Election to Participate. An eligible employee may elect to defer awards made thereafter, by executing and delivering to the Company a notice which shall state the percentage of the award to be deferred, and the method for crediting investment earnings on deferred amounts.
An election to participate will remain in effect until participation in the Plan terminates, or until the election is changed by a notice to the Company increasing or decreasing the percentage of future awards to be deferred, or changing the method for crediting investment earnings on future deferrals.

An election or change in election must be made by December 1 to be effective for an award made under the Incentive Compensation Plan in the following year, and by on or before December 1 of the year preceding the year in which the service is performed for which a Participant may earn an award under the Performance Award Plan.

If a Participant terminates participation in this Plan, all amounts accumulated in the Participant's account prior to termination will continue to be held subject to the Plan.

For purposes of the Plan, a "Participant" means an employee or former employee having an account under the Plan.

4. Earnings Credits on Deferred Amounts. All amounts deferred under the Plan shall be credited to the Participant's Plan account at the time an award is made.

Each account shall be credited with earnings thereon, under the Interest Credit method or the Stock Unit method, at the election of the Participant, such election to be irrevocable once made. In the absence of an election, the Interest Credit method shall be used.

Interest Credit Method. As of March 31, June 30, September 30, and December 31 each year, a Participant's account shall be credited with interest on all amounts in that account during the preceding quarter. Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated Industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate.

                               83 of 109

Stock Unit Method. At the time an award is made, the Participant's Stock Unit account shall be credited with the number of shares of the Company's common stock that could be purchased with the award, based on the Fair Market Value of such stock on the day of the award (or on the next business day on which the Exchange is open, if the Exchange is closed on the day of the award) excluding commissions, taxes, and other charges; and such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock Exchange - Composite Transactions" for a single trading day. The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

Each Participant's Stock Unit account periodically shall be credited with the number of shares of the Company's common stock that could be purchased, as set forth in the preceding paragraph, by an amount equal to the cash dividends that would be payable on the number of shares of the Company's common stock that equals the number of stock units in a Participant's Stock Unit account. The Company will notify Participants annually of the number of stock units, and the dividend equivalents, credited to their Stock Unit account.

The Committee may authorize an irrevocable one-time election by Participants, to elect the Stock Unit method for Plan balances as of December 31, 1993.

5. Payment. The timing and manner of distribution of amounts held under the Plan shall be determined by the Committee in its sole discretion, but distributions shall commence no later than the January 15 immediately following the year in which the Participant reaches age 70-1/2. For Participants subject to Section 16 of the Securities
Exchange Act of 1934 and the rules and regulations thereunder ("Section 16"), distributions shall commence no earlier than as set forth in this section. A Participant may submit an election to the Committee, stating the number of years over which the Participant requests that payment be made (which shall be between 1 and 15 years), the initial year of payment , and the payment option (in the case of payments to be made over 2 or more years). The election shall be submitted to the Committee by not later than December 1 of the year following the year of termination of the Participant's employment by the Company.
Distributions shall be made in accordance with the election unless the Committee determines that the distribution should be made at some different time or in some different manner.

The payment options (in the case of payments to be made over 2 or more years) shall be as follows:

    Approximately Equal Option. The amount payable to the Participant each year shall be computed by the Company so that the aggregate amount of cash or stock in a Participant's account under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made; or


                               84 of 109

    Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account on January 1 of such year.
Under either option, the Participant's account shall be debited at the time of payment, which shall be on or before January 15 of each year.
An approved payment period and payment option shall be applicable to the Participant's total aggregate deferred compensation accounts under the Plan, including any accounts previously maintained that have been combined into an account under this Plan. Participants who have filed elections prior to January 1, 1993, may by December 1, 1993, revise such elections (subject to Committee approval) to reflect the payment periods and payment options permitted by the foregoing provisions, or may cancel such elections and defer making an election until such time as is permitted by the foregoing provisions.

Distributions from a Participant's Stock Unit account shall be paid in cash. Following a Participant's termination of employment (or for Participants subject to Section 16 , following the period the Participant is so subject and for any required Section 16 reporting period thereafter), distributions may be made in stock at the written
election of the Participant, subject to Committee approval.   The cash
distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the first business day in January unless some other date is prescribed by the Committee), of the number of whole shares of Company common stock then distributable to such Participant, based on the Fair Market Value of such stock on that date, or the next day on which the Exchange is open, if the Exchange is closed on the date the distribution is calculated. Any distribution in stock shall be in whole shares of the Company's common stock equal in number to the whole number of stock units credited to the Participant's account under the Stock Unit method. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

Except as provided below with respect to the Stock Unit accounts of Participants subject to Section 16, a Participant may request that amounts credited to his account under the Plan be distributed prior to the termination of his employment with the Company, or that an approved method of payment of his Plan account be changed. Any such request shall set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. Any request for a distribution prior to termination of employment must be submitted to the Committee by no later than December 1 of the year prior to the year in which the distribution is requested to be made. No request for distribution prior to termination of employment will be approved if the Participant also has elected to defer any portion of an award under the Company's Incentive Compensation or Performance Award Plans to be made in the calendar year in which the requested distribution is to be made. A Participant may request that any or all amounts accumulated under this Plan be distributed except for any amounts, and any interest or dividend equivalents credited thereon, which were deferred in the calendar year




                               85 of 109
in which the request for distribution is submitted. To the extent required for exemption from Section 16, distributions prior to termination of employment shall not be permitted under this Plan from amounts deferred to a Stock Unit account by a Participant who is subject to Section 16, except in the case of the Participant's disability. Disability, for these purposes, shall mean a condition entitling the Participant to Disability Retirement under the Company's Retirement Plan. For Participants subject to Section 16, no change to the timing of or payment option for payments from a Stock Unit account shall be considered or allowed during the period the Participant is subject to
Section 16 and for any required Section 16 reporting period thereafter. The Committee may establish guidelines for its own use in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

Distributions under the Plan shall be subject to withholding for taxes and other charges, as required by law, and the Company shall deduct from any such distribution any amounts owed by the Participant to the Company. For those distributions in stock, required withholding will be taken from the common stock which would have been received.

6. Beneficiaries. A Participant may designate one or more beneficiaries to receive distributions from the Plan, upon the death of the Participant.
If no beneficiary has been designated, all such amounts shall be paid to the personal representative of the Participant. Except as provided in the following paragraph, the death of a Participant shall not affect the timing or manner of distributions from the Participant's account.
A Participant may elect that one or more fixed payments be made from his account under the Plan, to his personal representative or designated beneficiary, following his death. Such payments, if approved by the Committee, shall be made within 15 months after the Participant's death.
Any amounts thereafter remaining in the account will be distributed at the time and in the manner approved by the Committee.

7. Termination or Amendment of the Plan. This Plan may be terminated, modified, or amended from time to time by resolution of the Board of Directors. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.
















                               86 of 109

8. Participant's Rights. Amounts deferred and accumulated under the Plan remain the property of the Company, and no Participant or other person shall acquire any property interest in the account or any other assets of the Company on account of participation in the Plan, the Participant's rights being limited to receiving from the Company the payments provided for in the Plan. The Plan is unfunded, and to the extent that any Participant acquires a right to receive payments from the Plan, such right shall be no greater than the right of an unsecured creditor of the Company.

Except to the extent provided in the final paragraph of Section 5 of the Plan, the right of a Participant, his legal representative or beneficiary to receive payments from the Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge, nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant, his legal representative or beneficiaries.

9. Powers of Compensation Committee. The Compensation Committee of the Board of Directors (the "Committee") shall have full power and authority to construe and interpret this Plan. Decisions of the Committee shall be final and binding upon the Participants, their legal representatives and beneficiaries. Approval by the Committee of any election or request made by a Participant pursuant to the Plan shall be subject to the sole discretion of the Committee.

































                               87 of 109

                                 Exhibit (10)(viii)

                     Deferred Compensation Plan for Directors
                 of The Boeing Company as amended October 25, 1993











































                               88 of 109

                         DEFERRED COMPENSATION PLAN FOR
                         DIRECTORS OF THE BOEING COMPANY

1. Purpose. The purpose of the Deferred Compensation Plan for Directors of The Boeing Company (the "Plan") is to provide for deferral of payment of all or a portion of any annual fees, meeting fees, or both, payable to members of the Board of Directors of The Boeing Company (the "Company").

2. Eligibility. Any member of the Company's Board of Directors entitled to compensation as a director is eligible to elect to participate in the Plan.

3. Election to Participate. A director may elect to defer all or a specified percentage of annual fees, meeting fees, or both, that may thereafter become payable, by executing and delivering to the Company a notice which states the percentage of the fees to be deferred and the deferral account to which the fees are to be credited. An election or change in election must be made by December 1 to be effective for fees to be paid in the following year.

An election to participate will remain in effect until participation in the Plan terminates, or until the election is changed by a notice to the Company increasing or decreasing the percentage of fees to be deferred, or changing the account for future deferrals. If a Director or former Director having an account under the Plan (a "Participant") terminates participation in the Plan, all amounts accumulated in the Participant's account(s) prior to termination will continue to be held subject to the Plan.

4. Deferral Accounts. All fees deferred under the Plan shall be credited to the Participant either in an Interest Credit deferral account or in a Stock Unit deferral account, at the election of the Participant, such election to be irrevocable once made. In the absence of an election, the Interest Credit deferral account shall be credited. Fees shall be credited at the time the fees otherwise are payable.
Each Participant's account(s) shall be credited with earnings thereon as follows:

Interest Credit Deferral Account.  As of March 31, June 30,
September 30, and December 31 each year, a Participant's Interest Credit deferral account shall be credited with interest on all amounts in that account during the preceding quarter.

Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated Industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate.
Stock Unit Deferral Account. At the time the fee is credited, the Participant's Stock Unit deferral account shall be credited with the number of shares of the Company's common stock that could be purchased with the fee, based on the Fair Market Value of such stock on the day the fee is credited (or on the next business day on which the Exchange



                               89 of 109
is open, if the Exchange is closed on the day the fee is credited), excluding commissions, taxes, and other charges; and such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock Exchange - Composite Transactions" for a single trading day. The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock. Each Participant's Stock Unit deferral account periodically shall be credited with the number of shares of the Company's common stock that could be purchased, as set forth in the preceding paragraph, by an amount equal to the cash dividends that would be payable on the number of shares of the Company's common stock that equals the number of stock units in a Participant's Stock Unit deferral account. The Company will notify Participants annually of the number of stock units, and the dividend equivalents, credited to their Stock Unit deferral account.
The Committee may authorize an irrevocable one-time election by Participants to elect the Stock Unit deferral account for Plan balances as of December 31, 1993.

5. Payment. The timing and manner of distribution of amounts held under the Plan shall be determined by the Committee in its sole discretion, but distributions shall commence no earlier than as set forth in this section. Distributions must commence no later than the January 15 immediately following: (a) the year in which the Participant reaches age 70-1/2 or, (b) if the Participant continues service on the Board beyond such age, the year the Participant retires from the Board or otherwise terminates service from the Board. A Participant may submit an election to the Committee, stating the number of years over which the Participant requests that payment be made (which shall be between 1 and 15 years), the initial year of payment, and the payment option (in the case of payments to be made over 2 or more years). The election shall be submitted to the Committee by not later than December 1 of the year in which the Participant retires from the Board or otherwise terminates service from the Board. The distribution shall be made in accordance with the election unless the Committee determines that the distribution should be made at some different time or in some different manner.

The payment options (in the case of payments to be made over 2 or more years) shall be as follows:

    Approximately Equal Option. The amount payable to the Participant each year shall be computed so that the aggregate amount of cash or stock in a Participant's account(s) under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made; or
    Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account(s) on January 1 of such year.



                               90 of 109

Under either option, the Participant's account(s) shall be debited at the time of payment, which shall be on or before January 15 of each year.

An approved payment period and payment option shall be applicable to the Participant's total aggregate deferred compensation accounts under the Plan, including any accounts previously maintained that have been combined into an account under this Plan. Participants who have filed elections prior to January 1, 1993, may by December 1, 1993, revise such elections (subject to Committee approval) to reflect the payment periods and payment options permitted by the foregoing provisions, or may cancel such elections and defer making an election until such time as is permitted by the foregoing provisions.

Distributions of amounts from a Stock Unit deferral account shall be paid in cash during any period in which the Participant is subject to
Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder ("Section 16"), and for any required Section 16 reporting period thereafter. Following such period, distributions from the Stock Unit deferral account may be made in stock at the written election of the Participant, subject to Committee approval. Any cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the first business day in January unless some other date is prescribed by the Committee), of the number of whole shares of Company common stock then distributable to such Participant, based on the Fair Market Value of such stock on that date or the next day on which the Exchange is open, if the Exchange is closed on the date the distribution is calculated. Any distributions in stock shall be in whole shares of the Company's common stock equal to the whole number of stock units credited to the Participant's Stock Unit deferral account. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

A Participant may request that amounts (except for any amounts, and any interest credited thereon, which were deferred in the calendar year in which the request for distribution is submitted) credited to the Participant's Interest Credit deferral account be distributed during the Participant's term of office as a director of the Company, or that an approved method of payment of the account be changed. Any such request must be submitted to the Committee by no later than December 1 of the year prior to the year in which the distribution is requested to be made, must set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. Distributions during a Participant's term of office as a director of the Company shall not be permitted under the Plan from amounts deferred to a Stock Unit deferral account, except in the case of the Participant's disability.
Disability, for these purposes, shall mean a condition entitling the Participant to Disability Retirement under the Company's Retirement Plan as if such Retirement Plan were applicable to the Participant. No change to the timing of or payment option for payments from the Stock Unit deferral account shall be considered or allowed during the period the Participant is subject to Section 16 and for any required Section 16 reporting period thereafter.



                               91 of 109

The Committee may establish guidelines for its own use in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

6. Beneficiaries. A Participant may designate one or more beneficiaries to receive distributions from the Plan, upon the death of the Participant.
If no beneficiary has been designated, all such amounts shall be paid to the personal representative of the Participant. Except as provided in the following paragraph, the death of a Participant shall not affect the timing or manner of distributions from the Participant's account(s).
A Participant may elect that one or more fixed payments be made from the Participant's account(s) under the Plan, to the Participant's personal representative or designated beneficiary, following the Participant's death. Such payments, if approved by the Committee, shall be made within 15 months after the Participant's death. Any amounts thereafter remaining in the account(s) will be distributed at the time and in the manner approved by the Committee.

7. Termination or Amendment of the Plan. The Plan may be terminated, modified, or amended from time to time by resolution of the Board of Directors. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.

8. Participants' Rights. Amounts deferred and accumulated under the Plan remain the property of the Company, and no Participant or other person shall acquire any property interest in the account(s) or any other assets of the Company on account of participation in the Plan, a Participant's rights being limited to receiving from the Company the payments provided for in the Plan. The Plan is unfunded, and to the extent that any Participant acquires a right to receive payments from the Plan, such right shall be no greater than the right of an unsecured creditor of the Company.

Except to the extent provided in the final paragraph of Section 5 of the Plan, the right of a Participant, the Participant's legal representative or beneficiary to receive payments from the Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge, nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant, or the Participant's legal representative or beneficiaries.

9. Powers of Compensation Committee. The Compensation Committee of the Board of Directors (the "Committee") shall have full power and authority to construe and interpret the Plan. No member of the Committee shall act on any matter concerning such member's participation in the Plan or such member's account(s) under the Plan. Decisions of the Committee shall be final and binding upon the Participants, their legal representatives and beneficiaries. Approval by the Committee of any election or request made by a Participant pursuant to the Plan shall be subject to the sole discretion of the Committee.




                               92 of 109

                                 Exhibit (10)(ix)(a)

                       1993 Incentive Stock Plan for Employees
                          as amended on December 13, 1993











































                               93 of 109

                       THE BOEING COMPANY

               1993 Incentive Stock Plan for Employees
                    As Amended December 13, 1993


1.   Purpose.
The purpose of this 1993 Incentive Stock Plan for Employees (the "Plan") is to attract, retain and motivate key employees by providing them the opportunity to acquire a proprietary interest in the The Boeing Company (the "Company") and to link their interests and efforts to the long-term interests of the Company's shareholders.

2.   Plan Administration.
2.1 The Plan shall be administered by the Compensation Committee (the "Committee") of the Company's Board of Directors (the "Board"). Except for the terms and conditions explicitly set forth in the Plan, the Committee shall have the authority, in its discretion, to determine all matters relating to awards under the Plan, including selection of the individuals to be granted awards, the type of awards, the number of shares of the Company's Common Stock (the "Common Stock") subject to an award, all terms, conditions, restrictions and limitations, if any, of an award and the terms of any award agreement or notice.

2.2 The Committee shall also have the authority to grant awards in fulfillment of commitments previously made for stock-based awards under the "Incentive Compensation Plan for Officers and Employees of The Boeing Company and Subsidiaries."

2.3 Except for the power to amend the Plan as provided in Section 12, the Board or the Committee, in its discretion, may delegate the Committee's authority and duties under the Plan to a committee appointed by the Board consisting of one or more senior executive officers of the Company who are also members of the Board, under such conditions and limitations as the Board or the Committee may establish, except that only the Committee may make any determinations regarding grants or awards to participants who are subject to Section 16 of the Securities Exchange Act of 1934 (the "1934 Act").

2.4 All decisions made by the Committee or its delegate pursuant to the provisions of the Plan and all determinations and selections made by the Committee or its delegate pursuant to such provisions and related orders or resolutions of the Board shall be final and conclusive.

3.   Eligibility.
Any employee of the Company shall be eligible to receive an award under the Plan. For purposes of this Section 3, the "Company," with respect to all awards under the Plan other than Incentive Stock Options, includes any entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant equity interest, as determined by the Committee. With respect to Incentive Stock Options, the "Company" includes any parent or subsidiary of the Company in accordance with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

                               94 of 109

4.   Shares Subject to the Plan.
4.1 The stock offered under the Plan shall be shares of Common Stock and may be unissued shares or shares now held or subsequently acquired by the Company as treasury shares, as the Board may from time to time determine. Subject to adjustment as provided in Sections 4.3 and 5, the aggregate number of shares to be delivered under the Plan shall not exceed fourteen million (14,000,000) shares, of which no more than an aggregate of two million (2,000,000) shares shall be available for issuance pursuant to stock awards granted under Section 6.4.

4.2 Any shares subject to any award granted under the Plan which is forfeited, is terminated or expires unexercised shall again be available for award under the Plan, subject to the limitations contained in applicable laws and regulations.

4.3 The Board, in its sole discretion, may increase the aggregate number of shares of Common Stock to be delivered under Section 4.1 by up to two million (2,000,000) shares in the event that the Company acquires any other corporation or business entity and the Company agrees to assume outstanding employee stock options or stock grant commitments of the acquired entity or otherwise grants awards to employees in connection with such acquisition.

5.   Adjustment of Shares Available.
The aggregate number of shares available for awards under the Plan, the number of shares covered by each outstanding award, and the exercise price per share thereof (but not the total price) of each such award shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from any split-up or consolidation of shares or any like capital adjustment or the payment of any stock dividend.

6.   Awards.
6.1 The Committee shall have the authority, in its sole discretion, to determine the type or types of award(s) to be granted to employees. Such awards may include, but are not limited to, Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights granted in tandem with all or a portion of related stock options under the Plan or Stock Awards. Subject to adjustment as provided in Section 5 hereof, no more than 3% of the number of shares authorized by Section 4.1, which equates to 420,000 shares, may be issued to any one individual in any one year.


6.2 Stock Options. The Committee may grant stock options designated as "Incentive Stock Options," which comply with the provisions of Section 422 of the Code or any successor statutory provision, or "Nonqualified Stock Options." The price at which shares may be purchased upon exercise of a particular option shall be determined by the Committee but shall be no less than 100% of the Fair Market Value of such shares at the time such option is granted. For purposes of the Plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the Common Stock as reported in The Wall Street Journal for the New York Stock Exchange Composite Transactions for a single trading day. The term of each stock option shall be set by the Committee, but no Incentive



                               95 of 109

Stock Option shall be exercisable more than ten years after the date such stock option is granted and, to the extent the aggregate Fair Market Value (determined as of the date the option is granted) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time during any calendar year (under this Plan and all other stock option plans of the Company) exceeds $100,000, such options shall be treated as Nonqualified Stock Options.

6.3 Stock Appreciation Rights. The Committee may grant "Stock Appreciation Rights" to employees who have been or are granted stock options under the Plan. In exchange for the surrender in whole or in part of the privilege of exercising the related option to purchase shares of the Common Stock, the granted Stock Appreciation Right shall entitle an employee to payment of an amount equal to the appreciation in value of the surrendered option (the excess of the Fair Market Value of such option at the time of surrender over its aggregate exercise price). Such payment may be made in cash or in shares of Common Stock valued at the Fair Market Value as of the date of the surrender, or partly in cash and partly in shares of Common Stock, as determined by the Committee in its sole discretion. The
Committee may establish an arrangement under which employees may defer any such cash payment to a future date or dates under terms similar to the terms of the Company's Deferred Compensation Plan (including the accrual of interest on deferred amounts), provided that an employee's election to defer under any such arrangement shall be made (a) on or before the date of grant of the Stock Appreciation Right being surrendered or (b) subject to approval by the Committee, before the date on which the employee becomes vested in the related option being surrendered. The Committee may establish a maximum appreciation value payable for Stock Appreciation
Rights. For Stock Appreciation Rights exercised during any ten-day window period following the Company's release of quarterly financial information, the Committee may, in its sole discretion, establish a uniform Fair Market Value of the Common Stock for such period. The uniform Fair Market Value shall not be less than the Fair Market Value otherwise available to an optionee and shall not be greater than the highest daily mean price during such ten-day period of the sales prices of the Common Stock as reported in The Wall Street Journal; provided, however, that with respect to Stock Appreciation Rights granted in connection with Incentive Stock Options, the Fair Market Value shall not exceed the maximum fair market value permissible under Section 422 of the Code.

6.4 Stock Awards. The Committee may grant "Stock Awards" under the Plan in Common Stock or denominated in units of Common Stock. Such awards may be granted either alone, in addition to, or in tandem with any other type of award granted under the Plan. The Committee, in its discretion, may make such awards either noncontingent or contingent upon attainment of certain performance objectives to be achieved during a period of time, or upon continuous service with the Company. The measure of whether and to what degree such objectives have been attained and the resulting awards will be determined by the Committee. The Committee may choose, at the time of the grant of the award or any time thereafter up to the time of payment of the award, to include as part of such award an entitlement to receive dividends or dividend equivalents, subject to such terms as the Committee may establish. All dividends or dividend equivalents which are not paid currently may, at the Committee's discretion, accrue interest and be paid to the participant if and when and to the extent that such award is paid.


                               96 of 109

7.   Option Exercise.
7.1 Each award agreement or notice for a stock option or Stock Appreciation Right shall contain a provision that the option or right shall not be exercisable unless the optionee remains in the employ of the Company at least twelve months after the granting of the option.

7.2 No shares shall be delivered pursuant to the exercise of any option or Stock Appreciation Right, in whole or in part, until qualified for delivery under such securities laws and regulations as may be deemed by the Committee to be applicable thereto and until, in the case of the exercise of an option, payment in full of the option price thereof (in cash or stock as provided in Section 7.4) is received by the Company. No holder of an option or Stock Appreciation Right, legal representative, legatee, or distributee shall be or be deemed to be a holder of any shares subject to such option or Stock Appreciation Right unless and until such person or entity has received a certificate or certificates therefor.

7.3 No option may at any time be exercised with respect to a fractional share. In the event that shares are issued pursuant to the exercise of a Stock Appreciation Right, no fractional share shall be issued; however, a fractional Stock Appreciation Right may be exercised for cash.

7.4 An employee who owns shares of Common Stock may use the previously acquired shares, whose value shall be determined as the Fair Market Value of such shares on the date the stock option is exercised, as a form of payment to exercise stock options under the Plan. The Committee, in its discretion, may restrict or rescind this right by notice to a participant in the Plan. An option may be exercised with stock only by surrendering to the Company whole shares of Common Stock having a Fair Market Value equal to or less than the exercise price. If an option is exercised by surrender of stock having a Fair Market Value less than the exercise price, the employee must pay the difference in cash.

8.   Transferability.
The right of any award recipient to exercise an award granted under the Plan shall, during the lifetime of such award recipient, be exercisable only by such award recipient and shall not be assignable or transferable by such award recipient other than by will or the laws of descent and distribution.

9.   Withholding Taxes.
The Company shall have the right to deduct from any settlement of an award made under the Plan, including the delivery or vesting of shares, an amount sufficient to cover with-holding required by law for any federal, state or local taxes or to take such other action as may be necessary to satisfy any such withholding obligations, including the withholding from any other cash amounts due or to become due from the Company to the participant an amount equal to such taxes.








                               97 of 109

10.   Termination of Employment.
The terms and conditions under which an award may be exercised following termination of a participant's employment with the Company shall be determined by the Committee, provided, that if a participant's employment with the Company terminates for any reason within twelve months of the date of grant of a stock option or Stock Appreciation Right, such option or right shall expire as of the date of such termination of employment and the participant and the participant's legal representative shall forfeit any and all rights pertaining to such award.

11.   Term of the Plan.
The Plan shall become effective as of May 1, 1993 and shall remain in full force and effect through April 30, 1998 unless sooner terminated by the Board. After termination of the Plan, no future awards may be granted but awards previously granted shall remain outstanding in accordance with their applicable terms and conditions and the terms and conditions of the Plan.

12.   Plan Amendment.
The Committee or the Board may amend, suspend or terminate the Plan at any time, provided that no such amendment shall be made without approval of the Company's stockholders if such approval is required to comply with Rule 16b-3 under the 1934 Act or the Delaware General Corporation Law or, with respect to Incentive Stock Options, Section 422 of the Code or any successor provision.

13.   Section 16(b) Compliance.
It is the intention of the Company that the Plan shall comply in all respects with Rule 16b-3 under the 1934 Act and, if any Plan provision is later found not to be in compliance with Section 16 of the 1934 Act, the provision shall be deemed null and void, and in all events the Plan shall be construed in favor of its meeting the requirements of Rule 16b-3. Notwithstanding anything in the Plan to the contrary, the Board, in its absolute discretion, may bifurcate the Plan so as to restrict, limit or condition the use of any provision of the Plan to participants who are officers subject to Section 16 of the 1934 Act without so restricting, limiting or conditioning the Plan with respect to other participants.




















                               98 of 109

                             Exhibit (10)(ix)(b)(i)

                1993 Incentive Stock Plan for Employees -
           Notice of Stock Option Grant for Regular Annual Grant











































                               99 of 109

                              NOTICE OF TERMS OF
                              STOCK OPTION GRANT
                                                           ________ _, 1993
To: __________________

SSN: __________________

We are pleased to inform you that you have been selected by the Compensation Committee of the Board of Directors of The Boeing Company ("the Compensation Committee") to receive an option to purchase ________ shares of the Company's common stock at an exercise price of $______ per share.

The grant of this option is made pursuant to The Boeing Company 1993 Incentive Stock Plan for Employees of The Boeing Company, (the "Plan"). A copy of the Plan is attached and incorporated into this notice by reference. The terms and conditions of the option grant are set forth in the Plan and in this notice. Exercise of all or part of this stock option constitutes acceptance of all the terms and conditions of the option grant.

For purposes of this notice the term "Company" means The Boeing Company and/or any subsidiary company designated by the Compensation Committee as eligible to participate in the Plan. The term "retirement" means retirement under conditions which satisfy the terms in the Company retirement plan or the applicable subsidiary plan.

Type of Option:

  Of this option, _______ shares are granted as Incentive Stock Options and subject to the rules governing Incentive Stock Options; and, ____ shares are granted as a Non-Qualified Stock Options.

Date of Grant:  The date of the grant of the stock option is       , 1993

Term of the Stock Option:

1. The stock option will terminate and all rights to exercise the stock option will terminate completely if you do not remain employed by the Company for at least one year from the date of grant regardless of the reason for your termination.

2. If you remain employed by the Company for at least one year from the date of grant, this stock option will terminate and all rights to exercise this stock option will terminate at the earliest of the following dates:

     a. 24 months from the date of termination, if you terminate your employment prior to age 62 because of disability, retirement, or death;

     b. 48 months from the date of termination, if you terminate your employment at or after age 62 because of disability, retirement, or death;

     c. On the day after you terminate your employment with the Company, if you terminate for reasons other than disability, retirement, or death; or

     d. 10 years from the date of grant.



                              100 of 109

Vesting Rules: If you do not remain employed by the Company for one year after the date of grant, the stock option does not vest and may not be exercised. If you remain employed by the Company for one year from the date of grant, and the stock option has not otherwise terminated, the stock option shall vest and may be exercised according to the following schedule:

Date After Which Stock Option   Portion of Grant That  Incentive   Non-Qualified
     May be Exercised            Becomes Exercisable  Stock Option  Stock Option
- -----------------------------   --------------------- ------------ -------------
One year after the date of grant           40%            _____         _____
Three years after date of grant            30%            _____         _____
Five years after date of grant             30%            _____         _____

If you terminate your employment with the Company one year or more after the date the option was granted (and your termination is due to retirement, disability, or death), any nonexercisable portion of the Incentive Stock Option or the Non-Qualified Stock Option covered by this notice will become 100% exercisable one day after your termination date; provided, however, that the total option exercise price of the Incentive Stock Options which became exercisable during the calendar year in which you terminate (including any Incentive Stock Options which became exercisable in that year from previous stock option grants you may have received) may not exceed $100,000 (or such greater amount as established by the Internal Revenue Service) and the balance will be exercisable as non-qualified stock options.

Exercise: During your lifetime only you, your guardian or your legal representative may exercise the stock option. The Plan permits exercise of the stock option by the personal representative of your estate or the beneficiary thereof following your death.

Transfer: The stock option is not transferable except by will or the applicable laws of descent and distribution.

Method of Exercise of Stock Option: The stock option or any part thereof may be exercised by giving written notice of exercise to the Secretary of the Com-pany, which notice shall (a) state the number of full shares to be purchased, and (b) be accompanied by payment in full for the number of shares to be pur-chased. The date such notice and payment are received by the office of the Secretary shall be the date of exercise of shares.

Payment may be made either in the form of cash, check, Company stock, or any combination thereof unless otherwise restricted by the Compensation Committee. The Company will issue and deliver to you or in accordance with your instructions at the earliest practicable date after exercise a certificate or certificates for the number of shares purchased; provided, however, that if any federal or state law or regulation or a securities exchange listing the Company's shares requires the Company to take any action with respect to the exercised shares before issuance thereof, then the date for issuance and delivery of such shares shall be extended for the period of time necessary to take such action.

Very truly yours,
THE BOEING COMPANY
Secretary


                              101 of 109

                             Exhibit (10)(ix)(b)(ii)

                1993 Incentive Stock Plan for Employees -
           Notice of Stock Option Grant for Supplemental Grant











































                              102 of 109

                              NOTICE OF TERMS OF
                              STOCK OPTION GRANT
                                                           ________ _, 1993
To: __________________

SSN: __________________

We are pleased to inform you that you have been selected by the Compensation Committee of the Board of Directors of The Boeing Company ("the Compensation Committee") to receive an option to purchase ______ shares of the Company's common stock at an exercise price of $__.____ per share.

The grant of this option is made pursuant to The Boeing Company 1993 Incentive Stock Plan for Employees, as amended (the "Plan"). A copy of the Plan is attached and incorporated into this notice by reference. The terms and conditions of the option grant are set forth in the Plan and in this notice. Exercise of all or part of this stock option constitutes acceptance of all the terms and conditions of the option grant.

Type of Option:

  All of these stock option shares are granted as Non-Qualified Stock Options.

Date of Grant:  The date of the grant of the stock option is ___________, 1993.

Term of the Stock Option:

1. The stock option will terminate and all rights to exercise the stock option will terminate completely if you do not remain employed by the Company for at least one year from the date of grant regardless of the reason for your termination.
2. If you remain employed by the Company for at least one year from the date of grant, this stock option will terminate and all rights to exercise this stock option will terminate upon the earlier of: (a) 5 years from the date of grant, or (b) the date you terminate employment if such termination is for reasons other than disability, death or retirement under conditions which satisfy the terms of the Company retirement plan.

3. This stock option shall automatically terminate if the Compensation Committee determines, in its sole and absolute discretion, that such option is included in "applicable employee remuneration" within the meaning of
    Section 13211 of Public Law 103-66.















                              103 of 109

Vesting Rules: If you do not remain employed by the Company for one year after the date of grant, the stock option does not vest and may not be exercised. If you remain employed by the Company for one year from the date of grant, and the stock option has not otherwise terminated, the stock option shall vest and may be exercised according to the following schedule:

                                                      Cumulative
        When Stock Option                           Total of Stock
         May be Exercised                            Option Grant

When the stock reaches $_____ a share*
_______ stock options are exercisable.                   ______
When the stock reaches $_____ a share*
_______ stock options are exercisable.                   ______
When the stock reaches $_____ a share*
_______ stock options are exercisable.                   ______

* Over any 20 consecutive trading days, the closing price of Boeing Common Stock must average a value equal to or exceeding the applicable share price. (The share price of Boeing Common Stock will be the daily closing price as reported in The Wall Street Journal for the New York Stock Exchange Composite Transactions.)

Exercise: During your lifetime only you, your guardian or your legal representative may exercise the stock option. The Plan permits exercise of the stock option by the personal representative of your estate or the beneficiary thereof following your death.

Transfer: The stock option is not transferable except by will or the applicable laws of descent and distribution.

Method of Exercise of Stock Option: The stock option or any part thereof may be exercised by giving written notice of exercise to the Secretary of the Company, which notice shall (a) state the number of full shares to be purchased, and (b) be accompanied by payment in full for the number of shares to be purchased. The date such notice and payment are received by the office of the Secretary shall be the date of exercise of the stock option as to such number of shares.

Payment may be made either in the form of cash, check, Company stock, or any combination thereof unless otherwise restricted by the Compensation Committee. The Company will issue and deliver to you or in accordance with your instructions at the earliest practicable date after exercise a certificate or certificates for the number of shares purchased; provided, however, that if any federal or state law or regulation or a securities exchange listing the Company's shares requires the Company to take any action with respect to the exercised shares before issuance thereof, then the date for issuance and delivery of such shares shall be extended for the period of time necessary to take such action.

Very truly yours,
THE BOEING COMPANY
Secretary




                              104 of 109

                               Exhibit (22)

                      List of Company Subsidiaries


                             THE BOEING COMPANY
                        SUBSIDIARIES (ALL WHOLLY-OWNED)

  Page 1 of 2
                                                    Place of         Date
 Name                                             Incorporation   Incorporated
- ------------------------------------------------------------------------------
  Aileron Inc.                                    Delaware        1989
 *Aldford Limited                                 Bermuda         1993
  Aldford-1 Corporation                           Delaware        1993
 *Amwell Limited                                  Bermuda         1993
  Amwell-1 Corporation                            Delaware        1993
 *Andsell Limited                                 Bermuda         1993
  Andsell-1 Corporation                           Delaware        1993
  ARGOSystems, Inc.                               California      1969
 *Arneway Limited                                 Bermuda         1993
  Arneway-1 Corporation                           Delaware        1993
 *A.S.I. Electronics (in process of dissolution)  California      1977
  Astro Limited                                   Bermuda         1975
  Astro-II, Inc.                                  Vermont         1984
 *Beaufoy Limited                                 Bermuda         1993
  Beaufoy-1 Corporation                           Delaware        1993
  BCS Richland, Inc.                              Washington      1975
  BE&C Engineers, Inc.                            Delaware        1978
  BOECON Corporation                              Washington      1973
  Boeing Aerospace Operations, Inc.               Washington      1972
  Boeing Agri-Industrial Company                  Oregon          1973
 *Boeing Canada Technology Ltd.                   Ontario         1929
  Boeing China, Inc.                              Delaware        1986
  Boeing Commercial Space Development Company     Delaware        1987
  BOEING DEFENSE & SPACE-CORINTH CO.              Delaware        1987
  BOEING DEFENSE & SPACE-IRVING CO.               Delaware        1979
  Boeing Defense & Space - Oak Ridge, Inc.        Delaware        1980
  Boeing Domestic Sales Corporation               Washington      1974
  Boeing Equipment Holding Company                Washington      1968
  Boeing Financial Corporation                    Washington      1965
  Boeing Georgia, Inc.                            Delaware        1980
  Boeing Information Services, Inc.               Delaware        1981
  Boeing International Corporation                Delaware        1953
  Boeing International Sales Corporation          Washington      1971
  Boeing Investment Company, Inc.                 Delaware        1985
  Boeing Leasing Company                          Delaware        1988
  Boeing Louisiana, Inc.                          Delaware        1986
  Boeing Middle East Limited                      Delaware        1982
  Boeing Mississippi, Inc.                        Delaware        1985
  Boeing Nevada, Inc.                             Delaware        1989

 *Second-tier subsidiaries
**Third-tier subsidiaries



                              105 of 109

                             THE BOEING COMPANY
                        SUBSIDIARIES (ALL WHOLLY-OWNED)

  Page 2 of 2
                                                    Place of         Date
 Name                                             Incorporation   Incorporated
- ------------------------------------------------------------------------------
  Boeing of Canada Ltd.                           Delaware        1986
  Boeing Offset Company, Inc.                     Delaware        1985
  Boeing Operations International, Incorporated   Delaware        1981
  Boeing Petroleum Services, Inc.                 Delaware        1984
  Boeing Sales Corporation                        Guam            1984
  Boeing Sales Corporation, Limited               Bermuda         1993
  Boeing Technology International, Inc.           Washington      1973
 *Braham Limited                                  Bermuda         1993
  Braham-1 Corporation                            Delaware        1993
  Energy Enterprises, Inc.                        Delaware        1991
 *Gainford Limited                                Bermuda         1993
  Gainford-1 Corporation                          Delaware        1993
  Gaucho-1 Inc.                                   Delaware        1994
 *Grape Limited                                   Bermuda         1993
  Grape Corporation                               Delaware        1993
  Hanway Corporation                              Delaware        1993
  Longacres Park, Inc.                            Washington      1948
  Mandarin-1 Corporation                          Delaware        1993
  Mandarin-2 Corporation                          Delaware        1993
  Mandarin-3 Corporation                          Delaware        1993
  Mandarin-4 Corporation                          Delaware        1993
  Mandarin-5 Corporation                          Delaware        1993
  Mandarin-6 Corporation                          Delaware        1993
  Montana Aviation Research Company               Delaware        1991
  RGL-1 Corporation                               Delaware        1993
  RGL-2 Corporation                               Delaware        1993
  RGL-3 Corporation                               Delaware        1993
  RGL-4 Corporation                               Delaware        1993
  RGL-5 Corporation                               Delaware        1993
  RGL-6 Corporation                               Delaware        1993
  Rainier Aircraft Leasing, Inc.                  Delaware        1992
 *UTL Canada, Inc.  (in process of dissolution)   Canada          1987
**2433265 Manitoba Ltd.                           Manitoba        1989
 *692567 Ontario Limited                          Ontario         1986
 *757UA, Inc.                                     Delaware        1989
 *767ER, Inc.                                     Delaware        1987


 *Second-tier subsidiaries
**Third-tier subsidiaries










                              106 of 109

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

A bar chart for the five years 1989-1993 indicating sales by industry segment (dollars in billions):

                          1989    1990    1991    1992    1993

Commercial Aircraft      14.305  21.230  22.970  24.133  20.568
Defense and Space         5.429   5.862   5.846   5.429   4.407
Other                     0.542   0.503   0.498   0.622   0.463

Total                    20.276  27.595  29.314  30.184  25.438



Graphic and image material item Number 2

A bar chart for the five years 1989-1993 indicating sales by type of customer (dollars in billions):

                          1989    1990    1991    1992    1993

Foreign                  11.029  16.109  17.856  17.486  14.616
Domestic Commercial       3.965   6.049   5.896   7.245   6.413
U. S. Government          5.282   5.437   5.562   5.453   4.409

Total                    20.276  27.595  29.314  30.184  25.438



Graphic and image material item Number 3

A bar chart of research and development expensed for the five years 1989-1993 (dollars in billions):

1989 - 0.754; 1990 - 0.827; 1991 - 1.417; 1992 - 1.846; 1993 - 1.661



Graphic and image material item Number 4

A bar chart for the five years 1989-1993 indicating contractual backlog by type of customer (dollars in billions):

                          1989    1990    1991    1992    1993

Commercial               73.974  91.475  92.826  82.649  70.497
U. S. Government          6.589   5.719   5.090   5.281   3.031

Total                    80.563  97.194  97.916  87.930  73.528


                              107 of 109

Graphic and image material item Number 5

A line chart plotting world air travel - as measured by revenue passenger miles in billions, excluding former Soviet Union airlines - for the years 1970-2010. Years 1970-1993 are designated as historical, years 1994-2010 are designated as forecast. The two lines graphed are total revenue passenger miles and U.S. revenue passenger miles.

Relevant plot points (revenue passenger miles in billions):


                U.S.        Total                     U.S.        Total
              Revenue      Revenue                  Revenue      Revenue
             Passenger    Passenger                Passenger    Passenger
    Year       Miles        Miles         Year       Miles        Miles
  --------   ---------    ---------     --------   ---------    ---------
    1970       148.3        284.0         1993       513.6       1270.2
    1975       173.3        427.9         1994       520.8       1343.0
    1980       260.6        652.0         1995       568.3       1427.8
    1985       351.1        831.1         2000       706.5       1894.3
    1990       472.3       1158.3         2005       896.1       2428.9
    1991       463.2       1131.1         2010      1073.4       3070.3
    1992       493.8       1224.2



Graphic and image material item Number 6

A bar chart for the twenty-four years 1970-1993 indicating airline industry profits for core airline operations for both U.S. major airlines and non-U.S. airlines (Inflation-adjusted dollars in billions):


             U.S. major   Non-U.S.                  U.S. major     Non-U.S.
    Year      Airlines    Airlines       Year        Airlines      Airlines
  --------   ----------   --------     --------     ----------     --------
    1970       0.169        1.442        1982         (1.022)        0.781
    1971       1.065        0.996        1983          0.498         2.612
    1972       1.788        0.820        1984          2.898         4.206
    1973       1.673        1.953        1985          1.699         3.825
    1974       1.973        0.235        1986          1.105         4.613
    1975       0.285        1.565        1987          2.326         6.790
    1976       1.659        3.477        1988          3.266         9.164
    1977       1.954        3.919        1989          1.506         7.382
    1978       2.718        3.738        1990         (2.587)        0.902
    1979       0.411        1.062        1991         (2.346)        1.261
    1980      (0.390)      (0.722)       1992         (2.402)       (0.477)
    1981      (0.720)      (0.387)       1993          0.800         1.858

   1993 is indicated to be an estimate






                              108 of 109

Graphic and image material item Number 7

A bar chart for the five years 1989-1993 indicating both (1) property, plant and equipment - net additions and (2) depreciation (dollars in billions):

                          1989    1990    1991    1992    1993

Net additions             1.362   1.586   1.850   2.160   1.317
Depreciation              0.584   0.636   0.768   0.870   0.953



Graphic and image material item Number 8

A bar chart for the five years 1989-1993 indicating both customer financing - net additions (dollars in billions):

1989 - (.263); 1990 - 0.264; 1991 - 0.065; 1992 - 1.098; 1993 -  0.881






































                              109 of 109