Form 10-Q
period 1994-03-31
BOEING CO
filed 1994-05-13
CIK 12927

...............................................................................
...............................................................................



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                  FORM 10-Q





               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




                         For the quarterly period ended

                                 March 31, 1994


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

As of April 30, 1994, there were 340,483,696 shares of common stock, $5.00 par value, issued and outstanding.
...............................................................................
...............................................................................

                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF NET EARNINGS

                 (Dollars in millions except per share data)
                                (Unaudited)


                                                             Three months ended
                                                                   March 31
- - -------------------------------------------------------------------------------
                                                                 1994    1993
- - -------------------------------------------------------------------------------
Sales and other operating revenues                             $6,345    $6,644
Costs and expenses                                              5,912     6,214
- - -------------------------------------------------------------------------------
Earnings from operations                                          433       430
Other income, principally interest                                 25        51
Interest and debt expense                                         (28)       (5)
- - -------------------------------------------------------------------------------
Earnings before federal taxes on income                           430       476
Federal taxes on income                                           138       151
- - -------------------------------------------------------------------------------
Net earnings                                                   $  292    $  325
===============================================================================



Earnings per share                                              $ .86     $ .96
===============================================================================


Cash dividends per share                                        $ .25     $ .25
===============================================================================

















              See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                           March 31 December 31
                                                               1994        1993
- - -------------------------------------------------------------------------------
                                                           (Unaudited)
Assets
- - -------------------------------------------------------------------------------
Cash and cash equivalents                                   $ 2,905     $ 2,342
Short-term investments                                          935         766
Accounts receivable                                           1,477       1,615
Current portion of customer financing                           249         218
Deferred income taxes                                           948         800
Inventories                                                   9,688      10,485
  Less advances and progress billings                        (6,445)     (7,051)
- - -------------------------------------------------------------------------------
    Total current assets                                      9,757       9,175
Customer financing                                            2,869       2,959
Property, plant and equipment, at cost                       13,331      13,232
  Less accumulated depreciation                              (6,275)     (6,144)
Deferred income taxes                                            23          63
Other assets                                                  1,496       1,165
- - -------------------------------------------------------------------------------
                                                            $21,201     $20,450
===============================================================================

Liabilities and Shareholders' Equity
- - -------------------------------------------------------------------------------
Accounts payable and other liabilities                      $ 6,011     $ 5,854
Advances in excess of related costs                             266         226
Income taxes payable                                            658         434
Current portion of long-term debt                                21          17
- - -------------------------------------------------------------------------------
    Total current liabilities                                 6,956       6,531
Accrued retiree health care                                   2,179       2,148
Long-term debt                                                2,606       2,613
Contingent stock repurchase commitment                          175         175
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                                  1,746       1,746
  Additional paid-in capital                                    411         413
  Retained earnings                                           7,472       7,180
  Less treasury shares, at cost -
   1994 - 8,793,791; 1993 - 9,118,995                          (344)       (356)
- - -------------------------------------------------------------------------------
    Total shareholders' equity                                9,285       8,983
- - -------------------------------------------------------------------------------
                                                            $21,201     $20,450
===============================================================================


                See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollars in millions)
                               (Unaudited)
                                                             Three months ended
                                                                   March 31
- - -------------------------------------------------------------------------------
                                                                 1994      1993
- - -------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                                 $  292    $  325
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                 226       253
    Changes in assets and liabilities -
      Accounts receivable                                         138       (46)
      Inventories, net of advances and progress billings          191      (325)
      Accounts payable and other liabilities                      242       429
      Advances in excess of related costs                          40       (44)
      Income taxes payable and deferred                           116       141
      Other assets                                               (331)       71
      Accrued retiree health care                                  31        35
- - -------------------------------------------------------------------------------
        Net cash provided by operating activities                 945       839
- - -------------------------------------------------------------------------------
Cash flows - investing activities:
  Short-term investments                                         (169)      410
  Customer financing additions                                   (128)     (416)
  Customer financing reductions                                   171        52
  Plant and equipment, net additions                             (178)     (409)
  Other                                                                       1
- - -------------------------------------------------------------------------------
        Net cash used by investing activities                    (304)     (362)
- - -------------------------------------------------------------------------------
Cash flows - financing activities:
  Debt financing                                                   (3)       (1)
  Shareholders' equity -
    Cash dividends paid                                           (85)      (85)
    Stock options exercised, other                                 10         4
- - -------------------------------------------------------------------------------
        Net cash used by financing activities                     (78)     (82)
- - -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         563       395

Cash and cash equivalents at beginning of year                  2,342     2,711
- - -------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter                $2,905    $3,106
===============================================================================






               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (Dollars in millions)
                                  (Unaudited)

Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1994, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was
340.3 million and 339.5 million for the three-month periods ended March 31, 1994 and 1993, respectively. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The provisions for federal taxes on income for the three-month periods ended March 31, 1994 and 1993, were reduced by $17 and $13 applicable to Foreign Sales Corporation tax benefits, representing reductions from the statutory tax rate of 3.9% and 2.7%, respectively.

Income tax payments were $21 and $9 for the three months ended March 31, 1994 and 1993.


Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Amounts receivable under U.S. Government contracts        $1,179         $1,182
Accounts receivable from commercial
 and foreign military customers                              298            433
- - -------------------------------------------------------------------------------
                                                          $1,477         $1,615
===============================================================================

Accounts receivable at March 31, 1994 and December 31, 1993 included amounts not currently billable of $464 and $596, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones which differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to negotiation.

Note 5 - Inventories

Inventories consisted of the following:
                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Inventoried costs relating to long-term
 commercial programs and U.S. Government
 and foreign military contracts, less
 estimated average cost of deliveries                     $8,776        $ 9,557

Commercial spare parts, general stock
 materials and other                                         912            928
- - -------------------------------------------------------------------------------
                                                          $9,688        $10,485
===============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:
                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Notes receivable                                          $1,321         $1,396
Investment in sales-type/financing leases                    794            768
Operating lease aircraft, at cost,
 less accumulated depreciation
 of $233 and $220                                            854            895
- - -------------------------------------------------------------------------------
                                                           2,969          3,059
Less valuation allowance                                    (100)          (100)
- - -------------------------------------------------------------------------------
                                                          $2,869         $2,959
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

Sales for the first three months of 1994 and 1993 included $42 and $26 of operating revenues associated with notes receivable and sales-type leases.


Note 7 - Other Assets

Other assets consisted of the following:
                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Prepaid pension expense                                   $1,317         $  981
Investments, other                                           179            184
- - -------------------------------------------------------------------------------
                                                          $1,496         $1,165
===============================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Accounts payable                                          $3,033         $2,731
Employee compensation and benefits                         1,036          1,005
Lease and other deposits                                     575            708
Other                                                      1,367          1,410
- - -------------------------------------------------------------------------------
                                                          $6,011         $5,854
===============================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                        March 31    December 31
                                                            1994           1993
- - -------------------------------------------------------------------------------
Unsecured debentures and notes:
 8 3/8% due Mar. 1, 1996                                  $  249         $  249
 6.35% due Jun. 15, 2003                                     299            299
 8 1/10% due Nov. 15, 2006                                   175            175
 8 3/4% due Aug. 15, 2021                                    398            398
 7.95% due Aug. 15, 2024                                     300            300
 7 1/4% due Jun. 15, 2025                                    247            247
 8 3/4% due Sep. 15, 2031                                    248            248
 8 5/8% due Nov. 15, 2031                                    173            173
 7.50% due Aug. 15, 2042                                     100            100
 7 7/8% due Apr. 15, 2043                                    173            173
 6 7/8% due Oct. 15, 2043                                    125            125
Other notes                                                  140            143
Less current portion                                         (21)           (17)
- - -------------------------------------------------------------------------------
                                                          $2,606         $2,613
===============================================================================

Interest rate swaps were simultaneously entered into with the issuance of the $100 debentures due August 15, 2042, resulting in a synthetic interest rate of 7.865%.

The Company has a $3,000 credit line currently available under a credit agreement with a group of commercial banks. Under this agreement, there are compensating balance arrangements, and retained earnings totaling $1,266 are free from dividend restrictions. The Company has complied with restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, were $54 and $40 for the three-month periods ended March 31, 1994 and 1993, and interest payments were $58 and $54, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1994 and 1993 consisted of the following:


(Shares in thousands)
- - -------------------------------------------------------------------------------
                             Common Stock
                             ------------   Additional           Treasury Stock
                                       Par   Paid-In   Retained  --------------
                             Shares   Value  Capital   Earnings   Shares Amount
- - -------------------------------------------------------------------------------
Balance - December 31, 1992  349,257  $1,746   $418     $6,276     9,836  $(384)
- - -------------------------------------------------------------------------------
Net earnings                                               325
Treasury shares issued for
 stock options, net                              (3)                (153)     6
Tax benefit related to stock
 options                                          1
- - -------------------------------------------------------------------------------
Balance - March 31, 1993     349,257  $1,746   $416     $6,601     9,683  $(378)
===============================================================================



- - -------------------------------------------------------------------------------
Balance - December 31, 1993  349,257  $1,746   $413     $7,180     9,119  $(356)
- - -------------------------------------------------------------------------------
Net earnings                                               292
Treasury shares issued for
 stock options, net                              (4)                (325)    12
Tax benefit related to stock
 options                                          1
Stock appreciation rights
 expired or surrendered                           1
- - -------------------------------------------------------------------------------
Balance - March 31, 1994     349,257  $1,746   $411     $7,472     8,794  $(344)
===============================================================================

Cash dividends paid in the first quarter of each year were declared and accrued as of year end.

Note 11 - Contingencies

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

Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Gov-ernment in the Peace Shield termination are not legally supportable. Accor-dingly, management and counsel are of the opinion that on appeal the termin-ation for default has a substantial probability of being converted to termin-ation for the convenience of the Government, which would eliminate any Govern-ment claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company has filed its complaint in the United States Claims Court to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently litigating jurisdictional issues related to the complaint, and are engaged in discovery. Trial is currently scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will prevail on the Contract Claim.

The Company's financial statements have been prepared on the basis of a conser-vative estimate of the revised values of the Peace Shield contracts including the Contract Claim and the Company's position that the termination was for the convenience of the Government. At this time, the Company cannot reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress pay-ments plus related interest and potential damages assessed by the Government.

On April 29, 1994, the Company reached a settlement with the U.S. Government concerning its investigations of cost classification practices. The settlement had previously been anticipated and will have no material impact on the Company's results of operations.

                     REVIEW BY INDEPENDENT ACCOUNTANTS
The consolidated statement of financial position as of March 31, 1994, the consolidated financial statements of net earnings for the three-month periods ended March 31, 1994 and 1993, and the related statements of cash flows for the three-month periods ended March 31, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche, whose report covering their review of the financial statements follows:

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries as of March 31, 1994, the related condensed consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1993, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche

Deloitte & Touche
Seatle, Washington

April 25, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales of $6.3 billion for the first quarter of 1994 were 12% above sales of the previous quarter, but 5% below first-quarter 1993 sales. Consistent with the lower production rates scheduled during 1994 for the commercial aircraft programs, 1994 sales for the full year are projected to be in the $21 billion range, compared with $25.4 billion for 1993. Commercial aircraft deliveries in the first quarter, totaling 82 units, were high relative to current production rates due to the timing of customer delivery requirements. Total commercial deliveries for the full year are projected to be in the 260 aircraft range.

Sales by business segment were as follows:
                                           First  Quarter
                                           --------------
                                           1994      1993
                                           ----      ----
     Commercial transportation             $5.2      $5.5
     Defense and space                      1.0       1.0
     Other                                   .1        .1
                                           ----      ----
                                           $6.3      $6.6
                                           ====      ====

Commercial jet transport deliveries were as follows:

                                           First  Quarter
                                           --------------
                     Model                 1994      1993
                     -----                 ----      ----
                      737                   39        44
                      747                   15        15
                      757                   16        23
                      767                   12        11
                                           ----      ----
                                            82        93
                                           ====      ====

The 747 production rate was reduced from 5 to 3 per month during the first quarter. Based on current production schedules, the 737 rate will be reduced from 10 to 8 1/2 per month in the fourth quarter of 1994, the 757 rate will be reduced from 5 to 4 per month in early 1995, the 767 rate will be increased from 3 to 4 per month in early 1995, and the 747 rate will be reduced from 3 to 2 per month in January 1995. Planned production rates will continue to be adjusted as necessary to match customer orders. Production of the new 777 model is on schedule to support the flight test program starting in June, and production activity will continue to build until initial deliveries begin in mid-1995.

NASA's selection of Boeing Defense & Space Group as the prime contractor for the restructured Space Station program is projected to result in an increase in defense and space segment sales in 1994 compared with 1993, based on current programs and schedules. However, U.S. Government defense and space programs continue to be subject to funding constraints, and further program stretch-outs or curtailments are possible.

Net earnings for the first three months of 1994 were 10% lower than the comparable period of the prior year. The decrease in first quarter earnings was primarily attributable to fewer commercial aircraft deliveries, lower corporate investment income and higher interest expense. These factors were partially offset by lower research and development expense and increased income from customer financing.

Although the $419 million of research and development expense for the first quarter of 1994 was 7% lower than in the first quarter of 1993, research and development expense for the full year 1994 is projected to be higher than the total 1993 expense of $1.66 billion. The principal commercial developmental programs with significant expenditures in 1994, in addition to extensive systems integration and test activities on the 777 base model, are the extended-range version of the 777 for which deliveries begin in late 1996, the 737-700 for which deliveries begin in late 1997, and the freighter version of the 767 to be delivered in the fourth quarter of 1995.

Sales include all revenues associated with customer financing activities. Revenues associated with customer financing notes receivable and sales-type leases for the first three months of 1994 were $16 million higher than for the comparable period of 1993, reflecting the increased level of customer financing notes receivable and sales-type leases.

Although commercial aircraft unit production rates were down approximately 35% in the aggregate from the levels a year ago, operating profit margins on com-mercial aircraft programs, before research and development expense and customer financing income, have been maintained through efficiencies gained by process improvements in all aspects of operations. Consequently, the Company should be well positioned for the next growth cycle in the commercial jet transport market. With regard to 1995, the overall commercial operating profit margin, exclusive of research and development expense, is expected to decline somewhat as the mix of commercial sales changes. The lower aggregate sales currently projected for 1995 for the mature commercial jet transport programs will be substantially offset by the initial deliveries of the new 777 jet transport; however, aggregate operating profit margins on mature programs are higher than the margin on a new program.

Debt interest expense for the first quarter of 1994 was $28 million compared with $5 million for the same period of 1993. The high level of new investments in facilities, equipment and tooling during 1993 had resulted in most of the Company's debt interest being capitalized on in-process construction in 1993, as required by Statement of Financial Accounting Standards No. 34. Because of the reduced levels of new investments in facilities and equipment in 1994, a substantial portion of the total debt interest in 1994 will not be capitalized. Debt interest in the first quarter, including amounts capitalized, totaled $54 million.


Liquidity and Capital Resources

The Company's financial liquidity position has remained strong, with cash and short-term investments totaling $3.8 billion at March 31, 1994, and total long-term debt at 22% of total shareholder equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.

Cash and short-term investments are projected to decrease significantly during the second half of the year due principally to the inventory buildup on the new 777 jet transport, customer financing requirements, and projected federal income tax payments in excess of income tax expense.

As discussed in Note 11 to the Consolidated Financial Statements, the U.S. Government has terminated for alleged default most of the work required under contracts for a new Saudi Arabia air defense system known as the Peace Shield program. The Government has demanded that the Company repay $605 million of Peace Shield unliquidated progress payments and has selected another contractor to perform the terminated work. Management believes that the Government's grounds for default are not legally supportable and on appeal the Government's position will be overturned. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 million of unliquidated progress payments until the conclusion of the appeal process. The Company has filed its complaint in the United States Claims Court to overturn the default termination, submitted a Contract Claim for equitable adjustment to the contract prices and schedules, and requested that repayment of the unliquidated progress payments be deferred. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. If the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.



Backlog

Contractual backlog, which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers which have filed for bankruptcy protection, was as follows ($ in billions):

                                     March 31,  Dec. 31,
                                       1994      1993
                                     --------   -------
  Commercial aircraft                  $67.4     $69.0

  Defense and space, other               5.3       4.5
                                       -----     -----

  Total                                $72.7     $73.5
                                       =====     =====


Unobligated U.S. Government contract values not included in backlog totaled $7.0 billion at March 31, 1994, and $6.9 billion at December 31, 1993.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       See Note 11 to the Consolidated Financial Statements for a discussion of the Peace Shield termination.



Item 2.  Changes in Securities

       On March 30, 1994, the Company issued to a private investor $100,000,000 aggregate principal amount of 7.50% Debentures Due 2042 and not redeemable prior to maturity in exchange for $100,000,000 aggregate principal amount of its Fixed-Floating Rate Debentures Due 2042 issued August 1992, which were cancelled. The interest rate swaps entered into with the private investor at the time the Fixed-Floating Rate Debentures were issued have been renegotiated so that the effective synthetic rate remains 7.865%.



Item 4.  Submission of Matters to a Vote of Security Holders

          (a) The Company's Annual Meeting of Shareholders was held on April 25, 1994.

          (c) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were re-elected Directors for 3-year terms ending in 1997. The votes were as follows:

                                     For           Withheld
                                     -----------------------
          Paul E. Gray               274,303,681   1,825,898
          Harold J. Haynes           274,333,989   1,795,590
          George M. Keller           274,196,067   1,933,512
          George H. Weyerhaeuser     274,328,791   1,800,788

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits: (12)  Computation of Ratios of Earnings to Fixed
                             Charges.  Page 16.
                       (15) Letter from independent accountants regarding unaudited interim financial information. Page 17.

         (b) Reports on Form 8-K:

                       No reports on Form 8-K were filed during the quarter covered by this report.





                              - - - - - - -


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BOEING COMPANY
                                            ------------------------
                                                  (Registrant)


     May 9, 1994                        /s/ T. M. Budinich
  -----------------                    ---------------------------------
        (Date)                                  T. M. Budinich
                                        Vice President and Controller

                     EXHIBIT (12) - Computation of Ratio
                        of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                         (Dollars in millions)




                                                   Three months Ended March 31,
                                                   ---------------------------

                                                           1994      1993
                                                           ----      ----

Earnings before federal taxes on income                    $430      $476

Fixed charges excluding
 capitalized interest                                        37        17

Amortization of previously
 capitalized interest                                         8         8
                                                           ----      ----
Earnings available for
 fixed charges                                             $475      $501
                                                           ====      ====


Interest expense                                           $ 28      $  5

Interest capitalized during
 the period                                                  26        35

Rentals deemed representative
 of an interest factor                                        9        12
                                                           ----      ----

Total fixed charges                                        $ 63      $ 52
                                                           ====      ====



Ratio of earnings to fixed charges                          7.5       9.6
                                                           ====      ====

                    EXHIBIT (15) - Letter from Independent
                   Accountants Regarding Unaudited Interim
                          Financial Information




The consolidated statement of financial position as of March 31, 1994, the consolidated financial statements of net earnings for the three-month periods ended March 31, 1994 and 1993, and the related statements of cash flows for the three-month periods ended March 31, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche, whose letter regarding such unaudited interim financial information follows:

April 25, 1994


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended March 31, 1994 and 1993, as indicated in our report dated April 25, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, is incorporated by reference in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854 and 33-58798 on Form S-8.

We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche
Deloitte & Touche
Seattle, Washington