Form 10-Q
period 1994-06-30
BOEING CO
filed 1994-08-09
CIK 12927

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

                                June 30, 1994


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

As of July 31, 1994, there were 340,697,330 shares of common stock, $5.00 par value, issued and outstanding.

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
                                  (Unaudited)

                                           Six months ended  Three months ended
                                                 June 30            June 30
                                               1994     1993      1994    1993
- - -------------------------------------------------------------------------------
Sales                                        $11,741  $14,629    $5,396  $7,985
Costs and expenses                            11,038   13,618     5,126   7,404
- - -------------------------------------------------------------------------------
Earnings from operations                         703    1,011       270     581
Other income, principally interest                49       98        24      47
Interest and debt expense                        (57)      (8)      (29)     (3)
- - -------------------------------------------------------------------------------
Earnings before federal taxes on income          695    1,101       265     625
Federal taxes on income                          181      350        43     199
- - -------------------------------------------------------------------------------
Net earnings                                  $  514  $   751    $  222  $  426
===============================================================================


Earnings per share                             $1.51    $2.21     $ .65   $1.25
===============================================================================


Cash dividends per share                       $ .50    $ .50     $ .25   $ .25
===============================================================================





















                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in millions except per share data)

                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
                                                  (Unaudited)
Assets
- - --------------------------------------------------------------------------
Cash and cash equivalents                           $ 2,438        $ 2,342
Short-term investments                                  971            766
Accounts receivable                                   1,510          1,615
Current portion of customer financing                   390            218
Deferred income taxes                                 1,124            800
Inventories                                          10,048         10,485
  Less advances and progress billings                (6,169)        (7,051)
- - --------------------------------------------------------------------------
    Total current assets                             10,312          9,175
Customer financing                                    2,829          2,959
Property, plant and equipment, at cost               13,459         13,232
  Less accumulated depreciation                      (6,462)        (6,144)
Deferred income taxes                                                   63
Other assets                                          1,466          1,165
- - --------------------------------------------------------------------------
                                                    $21,604        $20,450
==========================================================================

Liabilities and Shareholders' Equity
- - --------------------------------------------------------------------------
Accounts payable and other liabilities              $ 6,204        $ 5,854
Advances in excess of related costs                     219            226
Income taxes payable                                    794            434
Current portion of long-term debt                        21             17
- - --------------------------------------------------------------------------
    Total current liabilities                         7,238          6,531
Deferred income taxes                                    25
Accrued retiree health care                           2,216          2,148
Long-term debt                                        2,608          2,613
Contingent stock repurchase commitment                  175            175
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                          1,746          1,746
  Additional paid-in capital                            409            413
  Retained earnings                                   7,524          7,180
  Less treasury shares, at cost -
   1994 - 8,625,524; 1993 - 9,118,995                  (337)          (356)
- - --------------------------------------------------------------------------
    Total shareholders' equity                        9,342          8,983
- - --------------------------------------------------------------------------
                                                    $21,604        $20,450
==========================================================================


                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                     Six months ended June 30
- - -----------------------------------------------------------------------------
                                                            1994         1993
- - -----------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                            $  514      $   751
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                            483          484
    Changes in assets and liabilities -
      Accounts receivable                                    105         (260)
      Inventories, net of advances and progress billings    (445)         289
      Accounts payable and other liabilities                 350          463
      Advances in excess of related costs                     (7)        (127)
      Income taxes payable and deferred                      124          201
      Other assets                                          (301)        (268)
      Accrued retiree health care                             68           81
- - -----------------------------------------------------------------------------
        Net cash provided by operating activities            891        1,614
- - -----------------------------------------------------------------------------
Cash flows - investing activities:
  Short-term investments                                    (205)         341
  Customer financing additions                              (324)      (1,279)
  Customer financing reductions                              252          137
  Plant and equipment, net additions                        (361)        (772)
  Other                                                                    (3)
- - -----------------------------------------------------------------------------
        Net cash used by investing activities               (638)      (1,576)
- - -----------------------------------------------------------------------------
Cash flows - financing activities:
  Debt financing                                              (1)         471
  Shareholders' equity -
    Cash dividends paid                                     (170)        (170)
    Stock options exercised, other                            14            7
- - -----------------------------------------------------------------------------
        Net cash provided (used) by financing activities    (157)         308
- - -----------------------------------------------------------------------------
Net increase in cash and cash equivalents                     96          346
Cash and cash equivalents at beginning of year             2,342        2,711
- - -----------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter           $2,438      $ 3,057
=============================================================================








                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1994, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 340.4 million and 339.6 million for the six-month periods ended June 30, 1994 and 1993, respectively. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The provisions for federal taxes on income for the six-month periods ended
June 30, 1994 and 1993, were reduced by $43 and $30 applicable to Foreign Sales Corporation tax benefits and by $27 and $0 applicable to research and development credit, representing reductions from the statutory tax rate of 10.0% and 2.7%, respectively.

Income tax payments were $55 and $189 for the six months ended June 30, 1994 and 1993.


Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Amounts receivable under U.S. Government contracts   $1,174         $1,182
Accounts receivable from commercial
 and foreign military customers                         336            433
- - --------------------------------------------------------------------------
                                                     $1,510         $1,615
==========================================================================

Accounts receivable at June 30, 1994 and December 31, 1993 included amounts not currently billable of $546 and $596, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones that differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to future settlement.

Note 5 - Inventories

Inventories consisted of the following:
                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Inventoried costs relating to long-term commercial
 programs and U.S. Government and foreign military
 contracts, less estimated average cost of
 deliveries                                         $ 9,166        $ 9,557

Commercial spare parts, general stock materials
 and other                                              882            928
- - --------------------------------------------------------------------------
                                                    $10,048        $10,485
==========================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Notes receivable                                     $1,172         $1,396
Investment in sales-type/financing leases               918            768
Operating lease aircraft, at cost, less accumulated
 depreciation of $248 and $220                          839            895
- - --------------------------------------------------------------------------
                                                      2,929          3,059
Less valuation allowance                               (100)          (100)
- - --------------------------------------------------------------------------
                                                     $2,829         $2,959
==========================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales for the first six months of 1994 and 1993 included interest income of $88 and $68 associated with notes receivable and sales-type/financing leases.


Note 7 - Other Assets

Other assets consisted of the following:
                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Prepaid pension expense                              $1,282         $  981
Investments, other                                      184            184
- - --------------------------------------------------------------------------
                                                     $1,466         $1,165
==========================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Accounts payable                                     $3,006         $2,731
Employee compensation and benefits                    1,056          1,005
Lease and other deposits                                634            708
Other                                                 1,508          1,410
- - --------------------------------------------------------------------------
                                                     $6,204         $5,854
==========================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                    June 30    December 31
                                                       1994           1993
- - --------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                            $  250         $  249
  6.35% due Jun. 15, 2003                               299            299
  8 1/10% due Nov. 15, 2006                             175            175
  8 3/4% due Aug. 15, 2021                              398            398
  7.95% due Aug. 15, 2024                               300            300
  7 1/4% due Jun. 15, 2025                              247            247
  8 3/4% due Sep. 15, 2031                              248            248
  8 5/8% due Nov. 15, 2031                              173            173
  7.50% due Aug. 15, 2042                               100            100
  7 7/8% due Apr. 15, 2043                              173            173
  6 7/8% due Oct. 15, 2043                              125            125
Other notes                                             141            143
Less current portion                                    (21)           (17)
- - --------------------------------------------------------------------------
                                                     $2,608         $2,613
==========================================================================

Interest rate swaps were entered into simultaneously with the issuance of the $100 debentures due August 15, 2042, resulting in a synthetic interest rate of 7.865%.

The Company has a $3,000 credit line currently available under a credit agreement with a group of commercial banks. Under this agreement, there are compensating balance arrangements, and retained earnings totaling $1,306 are free from dividend restrictions. The Company has complied with restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $108 and $81 for the six-month periods ended June 30, 1994 and 1993, and interest payments were $106 and $71, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1994 and 1993 consisted of the following:

(Shares in thousands)

                                   Common Stock
                                   ------------     Additional            Treasury Stock
                                            Par      Paid-In    Retained  ---------------
                                   Shares  Value     Capital    Earnings  Shares   Amount
- - -----------------------------------------------------------------------------------------
Balance - December 31, 1992       349,257  $1,746     $418       $6,276   9,836     $(384)
- - -----------------------------------------------------------------------------------------
Net earnings                                                        751
Cash dividends declared                                            (170)
Treasury shares issued for
  stock options, net                                    (4)                (262)       10
Tax benefit related to stock
 options                                                 1
Stock appreciation rights
  expired or surrendered                                 1
- - -----------------------------------------------------------------------------------------
Balance - June 30, 1993           349,257  $1,746     $416       $6,857   9,574     $(374)
=========================================================================================


- - -----------------------------------------------------------------------------------------
Balance - December 31, 1993       349,257  $1,746     $413       $7,180   9,119     $(356)
- - -----------------------------------------------------------------------------------------
Net earnings                                                        514
Cash dividends declared                                            (170)
Treasury shares issued for
  stock options, net                                    (7)                (493)       19
Tax benefit related to stock
  options                                                2
Stock appreciation rights
  expired or surrendered                                 1
- - -----------------------------------------------------------------------------------------
Balance - June 30, 1994           349,257  $1,746     $409       $7,524   8,626     $(337)
=========================================================================================

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


                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1994, the con-solidated statements of net earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the related consolidated statements of cash flows for the three-month and six-month periods ended June 30, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche, whose report covering their review of the financial statements follows:

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of June 30, 1994, the related consolidated statements of net earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1993, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 24, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche

Deloitte & Touche
Seattle, Washington

July 26, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $11.7 billion for the first half of 1994 were 20% below sales for the comparable period of 1993 due to fewer commercial jet transport deliveries. Commercial jet transport deliveries totaled 149 in the first half of 1994 and are projected to be in the 260 aircraft range for the full year, consistent with previously announced commercial production rate reductions. Sales for the year are expected to be in the $21 billion range.

Sales by business segment were as follows ($ in millions):

                           First Six Months       Second Quarter
                           ----------------       --------------
                              1994     1993         1994    1993
                              ----     ----         ----    ----
Commercial transportation  $ 9,335  $12,239       $4,117  $6,742
Defense and space            2,243    2,133        1,207   1,126
Other                          163      257           72     117
                           -------  -------       ------  ------
     Total                 $11,741  $14,629       $5,396  $7,985
                           =======  =======       ======  ======


Commercial jet transport deliveries were as follows:

                           First Six Months       Second Quarter
                           ----------------       --------------
               Model         1994   1993            1994   1993
               -----         ----   ----            ----   ----

                 737           71     92              32     48
                 747           25     32              10     17
                 757           30     46              14     23
                 767           23     32              11     21
                              ---    ---             ---    ---
                    Total     149    202              67    109
                              ===    ===             ===    ===


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

Net earnings of $514 million for the first six months of 1994 were $237 million lower than the comparable period of 1993, primarily due to the lower sales volume, lower corporate investment income, and higher interest expense. These factors were partially offset by a lower effective federal income tax rate.

Debt interest expense for the first six months of 1994 was $57 million compared with $8 million for the same period of 1993. The high level of new investments in facilities, equipment and tooling during 1993 had resulted in most of the Company's debt interest being capitalized on in-process construction in 1993, as required by Statement of Financial Accounting Standards No. 34. Because of the reduced levels of new investments in facilities and equipment in 1994, a substantial portion of the total debt interest in 1994 will not be capitalized. Debt interest in the first half of 1994 and 1993, including amounts capitalized, totaled $108 million and $81 million.

The effective income tax rate is currently estimated at 26.0% for 1994, as reflected in the 1994 year-to-date earnings. This compares to 31.8% reported for the first half of 1993 and 31.7% for the full year 1993. The effective tax rate as of June 30, 1994, is lower than the statutory rate of 35.0% due to tax-exempt income benefits associated with export sales (representing a reduction of 6.2%) and research and development tax credit (representing a reduction of 3.8%), partially offset by other permanent differences (representing an increase of 1.0%).

For the first half of 1994, research and development expense was $892 million, approximately the same level as in the first half of 1993. For the full year of 1994, research and development expense is projected to be higher than the $1.7 billion for 1993. In addition to extensive systems integration and test activities on the initial 777 model, the principal commercial developmental programs with significant expenditures in 1994 are the extended-range version of the 777 which begins deliveries in late 1996, the 737-700 which begins deliveries in late 1997, and the freighter version of the 767 to be delivered in the fourth quarter of 1995.

Although commercial aircraft unit production rates were down approximately 35% in the aggregate from the levels a year ago, the combined operating profit margin on commercial aircraft programs, before research and development expense, has been maintained through efficiencies gained by process improvements in all aspects of operations. The lower aggregate sales currently projected for 1995 for the mature commercial jet transport programs will be substantially offset by the initial deliveries of the new 777 jet transport; however, the overall commercial operating profit margin, exclusive of research and development expense, is expected to decline somewhat as the mix of commercial sales changes. The Company continues to explore major process improvement opportunities for which initial investments can provide substantial long-term economic benefits.

The new 777, scheduled to begin passenger service in May 1995, began the most comprehensive flight test program in commercial aviation history with its first flight on June 12. A total of nine 777s with three engine types (Pratt & Whitney PW4084, General Electric GE90 and Rolls-Royce Trent 800) will be included in the flight test program, involving over 4,800 flight cycles. Early flight test results have been very encouraging. The 777 program continues to meet its major milestones and achieve anticipated benefits from digital pre-assembly computer design, new producibility processes and advanced systems-integration testing capabilities.

The diversified programs in the Defense and Space segment continue to contribute solid performance. The Space Station Alpha program is now being managed by Boeing Defense & Space Group as prime contractor, and funding uncertainties have been reduced with a favorable funding vote in the U.S. House of Representatives in late June, and in the U.S. Senate in early August. Major assembly of the first 767 military derivative began in June for the first of two Airborne Warning and Control Systems (AWACS) ordered by the government of Japan in 1993. The government of Japan order is anticipated to be increased by two additional 767 AWACS later this year.

While total commercial aircraft deliveries are expected to remain at relatively low levels through 1995 compared to recent years, the Company remains optimistic about the longer-term global market opportunities as worldwide economic conditions and airline operating results improve. The Company's continued high investment level in new products and processes will help ensure a favorable competitive position as the longer-term market opportunities develop.


Liquidity and Capital Resources

The Company's financial liquidity position has remained strong, with cash and short-term investments totaling $3.4 billion at June 30, 1994, and total long-term debt at 22% of total shareholder equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.


Cash and short-term investments are projected to decrease over the next several quarters. 777 program inventory will continue to increase until deliveries begin in mid-1995. There will also be additional investment in customer financing, some of which may be partially offset through sales of existing customer financing receivables. Federal income tax payments are projected to substantially exceed income tax expense through 1995, principally due to completion of contracts executed under prior tax regulations.

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

Backlog

Contractual backlog, which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers that have filed for bankruptcy protection, was as follows ($ in billions):

                            June 30   March 31   Dec. 31
                               1994       1994      1993
                            -------   --------   -------

   Commercial aircraft        $65.5      $67.4     $69.0

   Defense and space, other     5.7        5.3       4.5
                              -----      -----     -----
         Total                $71.2      $72.7     $73.5
                              =====      =====     =====




Unobligated U.S. Government contract values not included in backlog totaled $6.8 billion at June 30, 1994, and $6.9 billion at December 31, 1993.

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



Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits: (12) Computation of Ratios of Earnings
                          to Fixed Charges.  Page 15.
                     (15) Letter from independent accountants regarding
                          unaudited interim financial information.  Page 16.

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


                                          THE BOEING COMPANY
                                          ------------------
                                             (Registrant)



August 8, 1994                      /s/ T. M. Budinich
- - --------------                     -----------------------------
    (Date)                             T. M. Budinich
                                   Vice President and Controller

                                 EXHIBIT (12)
                Computation of Ratio of Earnings to Fixed Charges

                      The Boeing Company and Subsidiaries

                            (Dollars in millions)




                                                     Six months ended June 30,
                                                     -------------------------
                                                            1994       1993
                                                            ----       ----


Earnings before federal taxes on income                     $695      $1,101

Fixed charges excluding capitalized interest                  75          32

Amortization of previously capitalized interest               18          15
                                                            ----      ------
Earnings available for fixed charges                        $788      $1,148
                                                            ====      ======


Interest expense                                            $ 57        $  8

Interest capitalized during the period                        51          73

Rentals deemed representative of an interest factor           18          24
                                                            ----        ----
Total fixed charges                                         $126        $105
                                                            ====        ====


Ratio of earnings to fixed charges                           6.3        10.9
                                                             ===        ====

                                 EXHIBIT (15)
                 Letter from Independent Accountants Regarding
                    Unaudited Interim Financial Information

                      The Boeing Company and Subsidiaries




The consolidated statement of financial position as of June 30, 1994, the related consolidated statements of net earnings for the three-month and six-month periods ended June 30, 1994 and 1993, and the related statements of cash flows for the six-month periods ended June 30, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche, whose letter regarding such unaudited interim financial information follows:




July 26, 1994


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended June 30, 1994 and 1993, as indicated in our report dated July 26, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854 and 33-58798 on Form S-8.

We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche

Deloitte & Touche
Seattle, Washington