Form 10-Q
period 1994-09-30
BOEING CO
filed 1994-11-07
CIK 12927

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

                               September 30, 1994


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

As of October 31, 1994, there were 340,786,040 shares of common stock, $5.00 par value, issued and outstanding.

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


                                        Nine months ended   Three months ended
                                          September 30         September 30
- ------------------------------------------------------------------------------
                                           1994      1993        1994     1993
- ------------------------------------------------------------------------------
Sales                                    $16,804  $19,782       $5,063  $5,153
Costs and expenses                        15,875   18,525        4,837   4,907
- ------------------------------------------------------------------------------
Earnings from operations                     929    1,257          226     246
Other income, principally interest            90      134           41      36
Interest and debt expense                    (90)     (17)         (33)     (9)
- ------------------------------------------------------------------------------
Earnings before federal taxes on income      929    1,374          234     273
Federal taxes on income                      230      434           49      84
- ------------------------------------------------------------------------------
Net earnings                              $  699  $   940       $  185  $  189
==============================================================================




Earnings per share                         $2.05    $2.77        $ .54   $ .56
==============================================================================

Cash dividends per share                   $ .75    $ .75        $ .25   $ .25
==============================================================================


















                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in millions except per share data)


                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
                                                    (Unaudited)
Assets
- ------------------------------------------------------------------------------
Cash and cash equivalents                               $ 1,861        $ 2,342
Short-term investments                                      735            766
Accounts receivable                                       1,585          1,615
Current portion of customer financing                       246            218
Deferred income taxes                                     1,074            800
Inventories                                              10,528         10,485
  Less advances and progress billings                    (6,102)        (7,051)
- ------------------------------------------------------------------------------
    Total current assets                                  9,927          9,175
Customer financing                                        3,119          2,959
Property, plant and equipment, at cost                   13,552         13,232
  Less accumulated depreciation                          (6,638)        (6,144)
Deferred income taxes                                                       63
Other assets                                              1,382          1,165
- ------------------------------------------------------------------------------
                                                        $21,342        $20,450
==============================================================================

Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------
Accounts payable and other liabilities                  $ 6,082        $ 5,854
Advances and in excess of related costs                     203            226
Income taxes payable                                        410            434
Current portion of long-term debt                            20             17
- ------------------------------------------------------------------------------
    Total current liabilities                             6,715          6,531
Deferred income taxes                                        63
Accrued retiree health care                               2,250          2,148
Long-term debt                                            2,605          2,613
Contingent stock repurchase commitment                      105            175
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                              1,746          1,746
  Additional paid-in capital                                481            413
  Retained earnings                                       7,709          7,180
  Less treasury shares, at cost -
   1994 - 8,478,439; 1993 - 9,118,995                      (332)          (356)
- ------------------------------------------------------------------------------
    Total shareholders' equity                            9,604          8,983
- ------------------------------------------------------------------------------
                                                        $21,342        $20,450
==============================================================================

                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)


                                                            Nine months ended
                                                               September 30
- ------------------------------------------------------------------------------
                                                           1994           1993
- ------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                           $  699         $  940
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                           744            734
    Changes in assets and liabilities -
      Accounts receivable                                    30           (188)
      Inventories, net of advances and progress billings   (992)          (590)
      Accounts payable and other liabilities                313            668
      Advances in excess of related costs                   (23)          (148)
      Income taxes payable and deferred                    (172)           (24)
      Other assets                                         (217)          (204)
      Accrued retiree health care                           102            119
- ------------------------------------------------------------------------------
        Net cash provided by operating activities           484          1,307
- ------------------------------------------------------------------------------

Cash flows - investing activities:
  Short-term investments                                     31            121
  Customer financing additions                             (560)        (1,489)
  Customer financing reductions                             326            210
  Plant and equipment, net additions                       (524)        (1,031)
  Other                                                                     (7)
- ------------------------------------------------------------------------------
        Net cash used by investing activities              (727)        (2,196)
- ------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                             (5)           715
  Shareholders' equity -
    Cash dividends paid                                    (255)          (255)
    Stock options exercised, other                           22             16
- ------------------------------------------------------------------------------
        Net cash provided (used) by financing activities   (238)           476
- ------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (481)          (413)
Cash and cash equivalents at beginning of year            2,342          2,711
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter          $1,861         $2,298
==============================================================================




                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in millions)
                                  (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1994, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1993 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 340.5 million and 339.6 million for the nine-month periods ended September 30, 1994 and 1993. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The provisions for federal taxes on income for the nine-month periods ended September 30, 1994 and 1993, were reduced by $55 and $44 applicable to Foreign Sales Corporation tax benefits and by $51 and $0 applicable to research and experimentation credit, representing total reductions from the statutory tax rate of 11.4% and 3.2%, respectively. Income tax payments and transfers were $399 and $459 for the nine months ended September 30, 1994 and 1993.

In response to a recent Internal Revenue Service clarification of a transition rule relating to the repeal of investment tax credit under the Tax Reform Act of 1986, the Company is conducting a comprehensive study regarding prior years' investments that may qualify for additional investment tax credit. The study is expected to be completed during 1995 and will likely result in recognition of additional prior years' investment tax credit benefits. Income taxes have been settled with the Internal Revenue Service for all years through 1978, and Internal Revenue Service field examinations have been completed through 1987. The Company believes adequate provision has been made for all open years. Favorable resolution of certain claims by the Company could potentially result in reductions in future tax provisions.

Note 4 - Accounts Receivable

Accounts receivable consisted of the following:

                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts      $1,244         $1,182
Accounts receivable from commercial
 and foreign military customers                             341            433
- ------------------------------------------------------------------------------
                                                         $1,585         $1,615
==============================================================================

Accounts receivable at September 30, 1994, and December 31, 1993, included amounts not currently billable of $497 and $596, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones that differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to future settlement.


Note 5 - Inventories

Inventories consisted of the following:
                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Inventoried costs relating to long-term commercial
 programs and U.S. Government and foreign military
 contracts, less estimated average cost of
 deliveries                                             $ 9,622        $ 9,557

Commercial spare parts, general stock materials
 and other                                                  906            928
- ------------------------------------------------------------------------------
                                                        $10,528        $10,485
==============================================================================

Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Notes receivable                                         $1,352         $1,396
Investment in sales-type leases                           1,042            768
Operating lease aircraft, at cost,
  less accumulated depreciation
  of $260 and $220                                          825            895
- ------------------------------------------------------------------------------
                                                          3,219          3,059
Less valuation allowance                                   (100)          (100)
- ------------------------------------------------------------------------------
                                                         $3,119         $2,959
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales for the first nine months of 1994 and 1993 included interest income of $130 and $112 associated with notes receivable and sales-type leases.

Note 7 - Other Assets

Other assets consisted of the following:
                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Prepaid pension expense                                  $1,203         $  981
Investments, other                                          179            184
- ------------------------------------------------------------------------------
                                                         $1,382         $1,165
==============================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Accounts payable                                         $3,063         $2,731
Employee compensation and benefits                        1,075          1,005
Lease and other deposits                                    571            708
Other                                                     1,373          1,410
- ------------------------------------------------------------------------------
                                                         $6,082         $5,854
==============================================================================

Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                   September 30    December 31
                                                           1994           1993
- ------------------------------------------------------------------------------
Unsecured debentures and notes:
 8 3/8% due Mar. 1, 1996                                 $  250         $  249
 6.35% due Jun. 15, 2003                                    299            299
 8 1/10% due Nov. 15, 2006                                  175            175
 8 3/4% due Aug. 15, 2021                                   398            398
 7.95% due Aug. 15, 2024                                    300            300
 7 1/4% due Jun. 15, 2025                                   247            247
 8 3/4% due Sep. 15, 2031                                   248            248
 8 5/8% due Nov. 15, 2031                                   173            173
 7.50% due Aug. 15, 2042                                    100            100
 7 7/8% due Apr. 15, 2043                                   173            173
 6 7/8% due Oct. 15, 2043                                   125            125
Other notes                                                 137            143
Less current portion                                        (20)           (17)
- ------------------------------------------------------------------------------
                                                         $2,605         $2,613
==============================================================================

Interest rate swaps were entered into simultaneously with the issuance of the $100 debentures due August 15, 2042, resulting in a synthetic interest rate of 7.865%.

The Company has $3,000 currently available under credit-line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,399 are free from dividend restrictions. The Company has complied with restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $163 and $135 for the nine-month periods ended September 30, 1994 and 1993, and interest payments were $163 and $124, respectively.


Note 10 - Shareholders' Equity

Changes in shareholders' equity for the nine-month periods ended September 30, 1994 and 1993, consisted of the following:

(Shares in thousands)
- -------------------------------------------------------------------------------
                              Common Stock
                              ------------  Additional            Treasury Stock
                                       Par    Paid-In  Retained  --------------
                              Shares  Value   Capital  Earnings  Shares  Amount
- -------------------------------------------------------------------------------
Balance - December 31, 1992  349,257  $1,746   $418     $6,276   9,836    $(384)
- -------------------------------------------------------------------------------
Net earnings                                               940
Cash dividends declared                                   (170)
Treasury shares issued for
 incentive stock plans, net                      (9)              (534)      21
Tax benefit related to
 incentive stock plans                            2
Stock appreciation rights
 expired or surrendered                           2
- -------------------------------------------------------------------------------
Balance - September 30, 1993 349,257  $1,746   $413      $7,046  9,302    $(363)
===============================================================================

- -------------------------------------------------------------------------------
Balance - December 31, 1993  349,257  $1,746   $413      $7,180  9,119    $(356)
- -------------------------------------------------------------------------------
Net earnings                                                699
Cash dividends declared                                    (170)
Treasury shares issued for
 incentive stock plans, net                      (8)              (641)      24
Tax benefit related to
 incentive stock plans                            3
Transfer from contingent
 stock repurchase provision                      70
Stock appreciation rights
 expired or surrendered                           3
- -------------------------------------------------------------------------------
Balance - September 30, 1994 349,257  $1,746   $481      $7,709  8,478    $(332)
===============================================================================

In 1992 the Company issued put options on five million shares of its stock, exercisable on specific dates in 1994, giving another party the right to sell shares of Boeing stock to the Company at contractually specified prices. The full contingent stock repurchase amount is reflected in the temporary equity account "contingent stock repurchase commitment." In the third quarter of 1994, the put options issued on two million shares expired, resulting in the transfer of $70 from the temporary equity account to paid-in capital. The put options on the remaining three million shares have expiration dates in the fourth quarter of 1994.

Note 11 - Contingencies

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install an air defense system for Saudi
Arabia, known as the Peace Shield program. The Government has filed with the Company a demand for repayment of $605 of Peace Shield unliquidated progress payments plus interest commencing January 25, 1991. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 of unliquidated progress payments until the conclusion of the appeal process. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which was originally scheduled for late 1995.

Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company filed its complaint in the United States
Claims Court to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently engaged in the discovery phase of the litigation. Trial is scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will prevail on the Contract Claim.

The Company's financial statements have been prepared on the basis of a conservative estimate of the revised values of the Peace Shield contracts, including the Contract Claim and the Company's position that the termination was for the convenience of the Government. At this time, the Company cannot reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.

                       REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1994, the consolidated statements of net earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of September 30, 1994, the related consolidated statements of net earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

October 26, 1994

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $16.8 billion for the first nine months of 1994 were 15% below sales for the comparable period of 1993 due to fewer commercial jet transport deliveries. Commercial jet transport deliveries totaled 214 in the first nine months of 1994 and are currently projected to total approximately 265 aircraft for the year. Sales for the full year 1994 are projected to total in the $21.5 billion range, approximately 15% below 1993 sales.

Sales by business segment were as follows ($ in millions):

                            First Nine months       Third Quarter
                            -----------------       -------------
                               1994      1993      1994      1993
                               ----      ----      ----      ----
Commercial transportation   $13,178   $16,175    $3,843    $3,936

Defense and space             3,389     3,276     1,146     1,143

Other                           237       331        74        74
                            -------   -------    ------    ------
     Total                  $16,804   $19,782    $5,063    $5,153
                            =======   =======    ======    ======

Commercial jet transport deliveries were as follows:

                            First Nine months       Third Quarter
                            -----------------       -------------
    Model                      1994      1993      1994      1993
    -----                      ----      ----      ----      ----

     737                         96       122        25        30
     747                         32        40         7         8
     757                         53        63        23        17
     767                         33        44        10        12
                                ---       ---        --        --
         Total                  214       269        65        67
                                ===       ===        ==        ==

The following production rate changes are currently scheduled, as previously disclosed: the 737 rate will be reduced to 8 1/2 from 10 per month in the fourth quarter of 1994, the 757 rate will be reduced to 4 from 5 per month in early 1995, the 767 rate will be increased to 4 from 3 per month in early 1995, and the 747 rate will be reduced to 2 from 3 per month in January 1995.

Net earnings of $699 million for the first nine months of 1994 were $241 million lower than the comparable period of 1993 due to fewer commercial aircraft deliveries, increased debt expense and lower corporate investment income. These factors were partially offset by a lower effective federal income tax rate.

Debt interest expense for the first nine months of 1994 was $90 million compared with $17 million for the same period of 1993. The high level of new investment in facilities, equipment and tooling during 1993 had resulted in most of the Company's debt interest being capitalized on in-process construction in 1993, as required by Statement of Financial Accounting Standards No. 34. Expenditures and related construction-in-process balances during 1994 are well below the levels in 1993, resulting in less interest being capitalized in 1994. Debt interest in the first nine months of 1994 and 1993, including amounts capitalized, totaled $163 million and $135 million.

The effective income tax rate for the first nine months of 24.7% is the rate projected for the full year 1994. This compares to 31.6% reported for the first nine months of 1993 and 31.7% for the full year 1993. The effective tax rate as of September 30, 1994, is lower than the statutory rate of 35.0% due to the tax-exempt income benefits associated with export sales (representing a reduction of 5.9%), and research and experimentation tax credit (representing a reduction of 5.5%), partially offset by other permanent differences (representing an increase of 1.1%). The 1994 third quarter tax provision reflects the year-to-date impact of a change in the estimated tax benefits for qualifying research and development, partially resulting from settlement of previously submitted claims.

For the first nine months of 1994, research and development expense was $1,314 million, $24 million lower than the first nine months of 1993. For the full year of 1994, research and development expense is projected to be approximately $1.75 billion compared with $1.66 billion for the full year 1993. In addition to extensive systems integration and test activities on the initial 777 model, the principal commercial developmental programs with significant expenditures in 1994 are the extended-range version of the 777 which begins deliveries in late 1996, the 737-700 which begins deliveries in late 1997, and the freighter version of the 767 which begins deliveries in the fourth quarter of 1995.

Although commercial aircraft unit production rates are down substantially from prior levels, the combined operating profit margin on commercial aircraft pro-grams, before research and development expense, has been essentially maintained through efficiencies gained by process improvements in all aspects of opera-tions. The lower aggregate sales currently projected for 1995 for the mature commercial jet transport programs will be substantially offset by the initial deliveries of the new 777 jet transport; however, the overall commercial opera-ting profit margin, exclusive of research and development expense, is expected to decline somewhat as the model mix of commercial deliveries changes. The Company continues to explore major process improvement opportunities and will invest in those that can provide substantial long-term economic benefits.

Flight testing of the new 777 continues to progress well under the most compre-hensive flight test program in commercial aviation history. As of October 16, the initial three 777s have accumulated 240 flights and over 700 hours of flight time. A total of nine 777s with three engine types (Pratt & Whitney PW4084, General Electric GE90 and Rolls-Royce Trent 800) will be involved in the flight test program. Initial delivery is scheduled for the second quarter of 1995.

In September the Company announced official program go-ahead for the largest version of the Next-Generation 737 following customer commitments for more than 40 of the 737-800. The Next-Generation 737 family, which now includes the 737-700 and -800, features a redesigned wing and new engines as well as other performance enhancements. Deliveries of the Next-Generation 737 begin in late 1997.

The diversified programs of the Defense and Space segment have adjusted well to the numerous schedule revisions driven by U.S. Government funding constraints, and all major programs continue to demonstrate solid technical and cost performance. During the third quarter, a preliminary agreement was reached with NASA on key elements of the prime contract for the International Space Station Alpha. Also during the third quarter, the Defense & Space Group began installing upgraded mission equipment on NATO Airborne Warning and Control System (AWACS) aircraft. The modification program incorporates three new mission system enhancements. In October an order for two additional 767 AWACS was received from the government of Japan, bringing the total to four.

While total commercial aircraft deliveries are expected to remain at relatively low levels through 1995 compared to recent years, the Company remains optimistic about the longer-term global market opportunities as worldwide economic con-ditions and airline operating results improve. The Company's continued high investment level in new products and processes will help ensure a favorable competitive position as the longer-term market opportunities develop.


Liquidity and Capital Resources

The Company's financial liquidity position has remained strong, with cash and short-term investments totaling $2.6 billion at September 30, 1994, and total long-term debt at 21% of total shareholder equity plus debt. The Company continues to have $3.0 billion available under credit-line agreements.

Cash and short-term investments are projected to decrease over the next several quarters. 777 program inventory will continue to increase until deliveries begin in mid-1995. Outstanding customer financing commitments will result in additional aircraft financing, which may be partially offset through sales of existing customer financing receivables. Federal income tax payments are projected to substantially exceed income tax expense through 1995, principally due to completion of contracts executed under prior tax regulations.

As discussed in Note 11 to the Consolidated Financial Statements, the U.S. Government terminated for alleged default most of the work required under contracts for a new Saudi Arabia air defense system known as the Peace Shield program. The Government has demanded that the Company repay $605 million of Peace Shield unliquidated progress payments and has selected another contractor to perform the terminated work. Management believes that the Government's grounds for default are not legally supportable and on appeal the Government's position will be overturned. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 million of unliquidated progress payments until the conclusion of the appeal process. The Company filed its complaint in the United States Claims Court to overturn the default termination, submitted a Contract Claim for equitable adjustment to the contract prices and schedules, and requested that repayment of the unliquidated progress payments be deferred. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. If the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.

Backlog

Contractual backlog, which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers that have filed for bankruptcy protection, was as follows ($ in billions):

                                  Sept. 30   June 30   Dec. 31
                                      1994      1994      1993
                                  --------   -------   -------

   Commercial aircraft               $62.4     $65.5     $69.0

   Defense and space, other            5.1       5.7       4.5
                                     -----     -----     -----
         Total                       $67.5     $71.2     $73.5
                                     =====     =====     =====


Unobligated U.S. Government contract values not included in backlog totaled $6.3 billion at September 30, 1994, and $6.9 billion at December 31, 1993.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       See Note 11 to the Consolidated Financial Statements for a discussion of the Peace Shield termination.


Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits:   (10)  Material Contracts.
                        o  The Boeing Company Bank Credit Agreements.
                            (i)  Agreement Amended and Restated as of
                                 September 30, 1994. Page 20.
                           (ii)  Agreement Entered Into as of
                                 September 30, 1994. Page 68.
                        o  Management Contracts and Compensatory Plans.
                          (iii) Deferred Compensation Plan for Employees of The Boeing Company. Plan, as amended on October 31, 1994. Page 117.
                           (iv) Deferred Compensation Plan for Directors of The Boeing Company. Plan, as amended on October 31, 1994. Page 123.
                            (v) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries. Plan, as amended on October 31, 1994.
                                 Page 128.
                       (12)  Computation of Ratios of Earnings to Fixed
                             Charges.  Page 17.
                       (15)  Letter from Independent Accountants Regarding
                             Unaudited Interim Financial Information.  Page 18.

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

                                          THE BOEING COMPANY
                                            (Registrant)

    November 4, 1994                        /s/ T. M. Budinich
    ----------------                    -----------------------
        (Date)                          T. M. Budinich
                                        Vice President and Controller

                                  EXHIBIT (12)
               Computation of Ratio of Earnings to Fixed Charges
                      The Boeing Company and Subsidiaries
                             (Dollars in millions)


                                                            Nine months ended
                                                               September 30
                                                            -----------------

                                                             1994       1993
                                                             ----       ----

Earnings before federal taxes on income                    $  929     $1,374

Fixed charges excluding capitalized interest                  117         53

Amortization of previously capitalized interest                29         25
                                                           ------     ------
Earnings available for fixed charges                       $1,075     $1,452
                                                           ======     ======


Interest expense                                             $ 90       $ 17

Interest capitalized during the period                         73        118

Rentals deemed representative of an interest factor            27         36
                                                             ----       ----
Total fixed charges                                          $190       $171
                                                             ====       ====


Ratio of earnings to fixed charges                            5.7        8.5
                                                              ===        ===

                                  EXHIBIT (15)
                 Letter from Independent Accountants Regarding
                    Unaudited Interim Financial Information
                      The Boeing Company and Subsidiaries




The consolidated statement of financial position as of September 30, 1994, the related consolidated statements of net earnings for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related statements of cash flows for the nine-month periods ended September 30, 1994 and 1993, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.

October 26, 1994

The Boeing Company
Seattle, Washington

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended September 30, 1994 and 1993, as indicated in our report dated October 26, 1994; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report for Form 10-Q for the quarter ended September 30, 1994, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectus and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854 and 33-58798 on Form S-8.

We are also aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

                                Exhibit (10) (i)

                    The Boeing Company Bank Credit Agreement
                  Amended and Restated as of September 30, 1994

..............................................................................

THE BOEING COMPANY BANK CREDIT AGREEMENT

Amended and Restated as of September 30, 1994










     The Boeing Company, a Delaware corporation, the Banks (defined below) and Citibank, N.A. as Agent for the Banks, hereby agree to amend and restate in its entirety as of September 30, 1994 The Boeing Company Bank Credit Agreement as amended and restated as of June 30, 1993 among The Boeing Company, the banks party thereto and Citibank, N.A., as agent for such Banks, to read as follows:



ARTICLE 1

Banks and Commitments

Section 1.01. Certain Definitions. (All other definitions are as set forth in Article 9).

(a) "Bank"--Subject to the provisions of Section 2.18, any of the banking institutions set forth in Section 1.02.

(b) "Commitment"--For each Bank, the full amount set forth opposite the name of such Bank in Section 1.02, or, if such Bank has entered into one or more assignments pursuant to Section 2.18, the amount set forth for such Bank in the Register maintained by the Agent pursuant to Section 2.18(b), as such amount may be reduced pursuant to Section 2.08 or Section 2.17 or increased pursuant to Section 2.17.

Section 1.02.  Schedule of Banks and Commitments.

  Bank                                       Commitment
Citibank, N.A.                             $200,000,000
Chase Manhattan Bank, N.A.                  157,000,000
Long Term Credit Bank of Japan, Ltd.        157,000,000
Bankers Trust Company                       133,000,000
Chemical Bank                               133,000,000
Mitsubishi Trust and Banking Corp.          133,000,000
National Westminster Bank PLC               133,000,000
Credit Lyonnais                             106,000,000
Bank of America, N.T. & S.A.                 92,000,000
ABN Amro Bank, N.V.                          67,000,000
Bank of New York                             67,000,000
First Interstate Bank of Washington, N.A.    67,000,000
Industrial Bank of Japan, Ltd.               67,000,000
Morgan Guaranty Trust Company of New York    67,000,000
Seattle-First National Bank                  67,000,000
The Sumitomo Bank Ltd.                       67,000,000
Wachovia Bank of North Carolina, N.A.        67,000,000
PNC Bank, N.A.                               53,000,000
U.S. Bank of Washington, N.A.                50,000,000
First National Bank of Boston                40,000,000
Sumitomo Trust & Banking Co. Ltd.            40,000,000
Trust Company Bank, Atlanta                  17,000,000
Bank IV Kansas, N.A.                         13,000,000
Intrust Bank                                  7,000,000
Total                                    $2,000,000,000

ARTICLE 2

Amounts and Terms of the Advances

Section 2.01. The A Advances. Each Bank severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Company from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Bank's Commitment provided that the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"). Each A Borrowing shall be in an aggregate amount not less than $25,000,000 in the case of a Base Rate Borrowing or $50,000,000 in the case of a Eurodollar Rate Borrowing or, in each case, an integral multiple of $5,000,000 in excess thereof (or, if less, an aggregate amount equal to the difference between the aggregate amount of a proposed B Borrowing requested by the Company and the aggregate amount of B Advances offered to be made by the Banks and accepted by the Company in respect of such B Borrowing, if notice of such A Borrowing is given by the Company within two Business Days of the date of such B Borrowing) and shall consist of A Advances of the same Type made on the same day by the Banks ratably according to their respective Commitments. Within the limits of each Bank's Commitment, the Company may from time to time borrow, prepay pursuant to
Section 2.12, and reborrow under this Section 2.01.

Section 2.02. Making the A Advances.

2.02(a) Each A Borrowing shall be made on notice, given by the Company to the Agent not later than 11:00 a.m. (New York City time) on the day of the proposed A Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed A Borrowing in the case of a Eurodollar Rate Borrowing. The Agent thereupon shall give to each Bank prompt notice thereof by telecopier, telex or cable. Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately in writing, in substantially the form of Exhibit B-l hereto, specifying therein the requested (i) date of such A Borrowing, (ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an A Borrowing comprised of Eurodollar Rate Advances, initial Interest Period for each such A Advance. Each Bank shall, before 1:00 p.m. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Agent at its address referred to in
Section 8.02, in same day funds, such Bank's ratable portion of such A Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Agent will make such funds available to the Company at the Agent's aforesaid address.

2.02(b) Each Notice of A Borrowing shall be irrevocable and binding on the Company. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Company shall indemnify each Bank against any loss, cost or expense incurred by such Bank on account of any failure to fulfill on or before the date specified for such A Borrowing in such Notice of A Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund the A Advance to be made by such Bank as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date.

2.02(c) Unless the Agent shall have received notice from a Bank prior to 1:00 p.m. (New York City time) on the day of any A Borrowing that such Bank will not make available to the Agent such Bank's ratable portion of such A Borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date of such A Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent that such Bank shall not have so made such ratable portion available to the Agent, such Bank and the Company severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Company until the date such amount is repaid to the Agent, at (i) in the case of the Company, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Bank, the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's A Advance as part of such A Borrowing for purposes of this Agreement.

2.02(d) The failure of any Bank to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Bank shall be responsible for the failure of any other Bank to make the A Advance to be made by such other Bank on the date of any A Borrowing.

Section 2.03. Repayment of A Advances. The Company shall repay on September 30, 2001 the principal amount of each A Advance made by each Bank.

Section 2.04. Interest Rate on A Advances. The Company shall pay interest on the unpaid principal amount of each A Advance made by each Bank from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum: (i) during each period in which such A Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, and (ii) during each period in which such A Advance is a Eurodollar Rate A Advance, at a rate per annum equal at all times during each relevant Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the applicable margin (the "Applicable Margin"), expressed as rate per annum, in effect from time to time determined as set forth below, payable on the last day of each such Interest Period.

                                                    Applicable   Applicable
                                                      Margin       Margin
                                                     Years 1-5    Years 6-7
- ---------------------------------------------------------------------------
(1) On each day on which the Company's long-term
senior unsecured debt is rated at least A- by S&P
and at least A3 by Moody's                            0.125%       0.25%
- ---------------------------------------------------------------------------
(2) On each day on which the Company's long-term
senior unsecured debt is rated lower than (1)
but BBB+ or higher by S&P and Baa1 or higher by
Moody's                                               0.25%        0.375%
- ---------------------------------------------------------------------------
(3) On each day on which the Company's long-term
senior unsecured debt is rated lower than (2) but
BBB or higher by S&P and Baa2 or higher by Moody's    0.375%       0.50%
- ---------------------------------------------------------------------------
(4) On each day on which the Company's long-term
senior unsecured debt is rated BBB- or lower by
S&P or Baa3 or lower by Moody's                       0.50%        0.625%
- ---------------------------------------------------------------------------

If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by the Company and approved in writing by the Majority Banks, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between the Company and the Agent, and the Company and the Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the Applicable Margin thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (B) otherwise, the Applicable Margin as set forth under clause (4) above.

Section 2.05. The B Advances.

2.05(a) Each Bank severally agrees that the Company may make B Borrowings under this Section 2.05 from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each B Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Banks.

2.05(a)(i) The Company may request a B Borrowing under this Section 2.05 by delivering to the Agent, by telecopier, telex or cable, confirmed immediately in writing, a notice of a B Borrowing (a "Notice of B Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be later than the Termination Date but may otherwise be from 14 to 180 days following the date of such B Advance if the Company shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Banks shall be fixed rates per annum (a "Fixed Rate Borrowing") and either 1, 2, 3, or 6 months from the date of such B Borrowing if the Company shall specify in the Notice of B Borrowing that such B Borrowing is to be a Borrowing consisting of Eurodollar Rate B Advances (a "Eurodollar Rate B Borrowing")), the interest payment date or dates relating thereto, and any other terms to be applicable to such B Borrowing, not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed B Borrowing if the Company shall specify in the Notice of B Borrowing that such B Borrowing is to be a Fixed Rate Borrowing and (B) at least four Business Days prior to the date of the proposed B Borrowing, if the Company shall instead specify in the Notice of B Borrowing that such B Borrowing is to be a Eurodollar Rate B Borrowing. The Agent shall in turn promptly notify each Bank of each request for a B Borrowing received by it from the Company by sending such Bank a copy of the related Notice of B Borrowing.

2.05(a)(ii) Each Bank may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B Advances to the Company as part of such proposed B Borrowing at a rate or rates of interest specified by such Bank in its sole discretion (such rate of interest to be a fixed rate if the Company requested Fixed Rate Advances, or a margin over the Eurodollar Rate if the Company requested Eurodollar Rate B Advances), by notifying the Agent (which shall give prompt notice thereof to the Company), before 10:00 a.m.
(New York City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, of the minimum amount and maximum amount of each B Advance which such Bank would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.05(a), exceed such Bank's Commitment), the rate or rates of interest therefor (specified as stated in this paragraph (ii)) and such Bank's Applicable Lending Office with respect to such B Advance; provided that if the Agent in its capacity as a Bank shall, in its sole discretion, elect to make any such offer, it shall notify the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Banks. If, by 10:00 a.m. (New York City time) on the date on which notice of a Bank's election under this Section 2.05(a)(ii) is to be made, the Agent fails to receive, at its address referred to in
Section 8.02, the notice from a Bank provided for in this Section 2.05(a)(ii), the Agent may conclusively presume that such Bank has elected not to offer to make any B Advances to the Company with respect to the related Notice of B Borrowing.

2.05(a)(iii) The Company shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause(B) of paragraph (i) above, either:

(x) cancel such B Borrowing by giving the Agent notice to that effect, or

(y) accept one or more of the offers made by any Bank or Banks pursuant to
Section 2.05(a)(ii), in its sole discretion, by giving notice to the Agent of the amount of each B Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Company by the Agent on behalf of such Bank for such B Advance pursuant to
Section 2.05(a)(ii) above) to be made by each Bank as part of such B Borrowing, and reject any remaining offers made by Banks pursuant to Section 2.05(a)(ii) above by giving the Agent notice to that effect.

2.05(a)(iv) If the Company notifies the Agent that such B Borrowing is canceled pursuant to Section 2.05(a)(iii)(x) above, the Agent shall give prompt notice thereof to the Banks and such B Borrowing shall not be made.

2.05(a)(v) If the Company accepts one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(iii)(y) above, the Agent shall in turn promptly (A) notify each Bank that has made an offer as described in Section 2.05(a)(ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Bank pursuant to Section 2.05(a)(ii) above have been accepted by the Company, (B) notify each Bank that is to make a B Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Bank as part of such B Borrowing, and (C) notify each Bank that is to make a B Advance as part of such B Borrowing that the applicable conditions set forth in Article 5 appear to have been satisfied. Each Bank that is to make a B Advance as part of such B Borrowing shall, before 1:00 p.m. (New York City time) on the date of such B Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence and when such Bank shall have received notice from the Agent pursuant to clause
(C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 8.02 such Bank's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article 5 and after receipt by the Agent of such funds, the Agent will make such funds available to the Company at the Agent's aforesaid address. Promptly after each B Borrowing the Agent will notify each Bank of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

2.05(b) Each Notice of B Borrowing shall request an aggregate amount of B Advances not less than $50,000,000 or an integral multiple of $5,000,000 in excess thereof provided that the Company may accept offers aggregating less than $50,000,000 and offers which are not an integral multiple of $5,000,000 and provided further that following the making of each B Borrowing, the Company shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above. Within the limits and on the conditions set forth in this Section 2.05, the Company may from time to time borrow under this Section 2.05, repay or prepay pursuant to Section 2.05(c), and reborrow under this Section 2.05, provided that a B Borrowing shall not be made within three Business Days of the date of any other B Borrowing.

2.05(c) On the maturity date of each B Advance (such maturity date being that specified by the Company for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i)) the Company shall repay to the Agent for the account of the Bank which has made such B Advance the then unpaid principal amount of such B Advance. The Company shall have no right to prepay any principal amount of any B Advance.

2.05(d) The Company shall pay interest on the unpaid principal amount of each B Advance, from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the fixed rate of interest for such B Advance (in the case of a Fixed Rate B Advance) specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above or (in the case of a Eurodollar Rate B Advance) the margin specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above plus the Eurodollar Rate determined with respect to such B Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Company for such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i) above.

2.05(e) The indebtedness of the Company resulting from all B Advances made by a Bank shall be evidenced by a single B Note payable to the order of such Bank covering all Fixed Rate Advances, and a single B Note payable to the order of such Bank covering all Eurodollar B Advances, made by such Bank.

2.05(f) Any Bank may, without the prior written consent of the Company, sell or assign all or any part of such Bank's rights in any or all of the B Advances made by such Bank or the B Notes in connection with such B Advances, provided, however, that (i) any such sale or assignment shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the selling or assigning Bank shall otherwise comply with all federal and state securities laws applicable to such transaction; (ii) no purchaser or assignee in such a transaction shall thereby become a "Bank" for any purpose under this Agreement,
(iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Company hereunder) shall remain unchanged,
(iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, and (v) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

Section 2.06. Fees. The Company agrees to pay to the Agent for the account of each Bank a facility fee ("Facility Fee") on such Bank's Commitment, without regard to usage. Such fee shall be payable for the periods from the date hereof in the case of each Bank named in Section 1.02, and from the effective date on which any other Bank becomes a party hereto, until the Termination Date at the rate per annum set forth below in effect from time to time determined as set forth below.

                                                    Facility Fee
- ------------------------------------------------------------------
(1) On each day on which the Company's long-term
senior unsecured debt is rated at least A- by S&P
and at least A3 by Moody's                            0.125%
- ------------------------------------------------------------------
(2) On each day on which the Company's long-term
senior unsecured debt is rated lower than (1)
but BBB+ or higher by S&P and Baa1 or higher by
Moody's                                               0.15%
- ------------------------------------------------------------------
(3) On each day on which the Company's long-term
senior unsecured debt is rated lower than (2) but
BBB or higher by S&P and Baa2 or higher by Moody's    0.1875%
- ------------------------------------------------------------------
(4) On each day on which the Company's long-term
senior unsecured debt is rated BBB- or lower by
S&P or Baa3 or lower by Moody's                       0.25%
- ------------------------------------------------------------------


Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement and on the Termination Date.

If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by the Company and approved in writing by the Majority Banks, the fees during the thirty days following such ratings becoming unavailable shall be those in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between the Company and the Agent, and the Company and the Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the fees thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the fees in effect immediately prior to such cessation or (B) otherwise, the fees as set forth under clause(4) above.

Section 2.07. Compensating Balances. The Company shall (i) maintain with each Bank during each calendar year during which such Bank has any Commitment hereunder a compensating balance of demand deposits equal to one percent (1%) of the amount of such Bank's Commitment in effect from time to time without regard to usage or (ii) pay a fee in lieu thereof as follows. On February 15 of each year the Company shall pay to each Bank a fee (if such fee is payable pursuant to the preceding sentence), calculated with respect to the calendar year ending the preceding December 31 in an amount equal to the average Federal Funds Rate during such year times the excess, if any, of the average compensating balance required with respect to such Bank pursuant to this
Section 2.07 during such calendar year over the Company's average balances of demand deposits maintained with such Bank during such calendar year. The amount of compensating balance and fees required during a calendar year shall be prorated for any calendar year during which this Agreement is not in effect for the entire year.

Section 2.08. Reduction of the Commitments. The Company shall have the right, upon at least 10 Business Days' notice to the Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments of the Banks, provided that the aggregate amount of the Commitments of the Banks shall not be reduced to an amount which is less than the aggregate principal amount of the B Advances then outstanding.

Section 2.09. Additional Interest on Eurodollar Rate A Advances. The Company shall pay to each Bank, so long as such Bank shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate A Advance of such Bank, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for the Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Bank for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Bank and notified to the Company through the Agent.

Section 2.10. Eurodollar Interest Rate Determination.

2.10(a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Eurodollar Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks.

2.10(b) The Agent shall give prompt notice to the Company and the Banks of the Eurodollar Rate determined by the Agent.

2.10(c) If fewer than two Reference Banks furnish timely information to the Agent for determining the Eurodollar Rate for any Eurodollar Rate Advances, the Agent shall determine the interest rate for deposits in U.S. Dollars for a period equal to that of the relevant Interest Period on the Telerate page
3750 quoted as of 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or, if such page on such service ceases to display such information, such other page as may replace it on that service for the purpose of displaying such information, and the rate so determined shall be used as the Eurodollar Rate for such Eurodollar Rate Advances. If such rate is not so displayed on that service,

(i) the Agent shall forthwith notify the Company and the Banks that the interest rate cannot be determined for such Eurodollar Rate Advances,

(ii) each such Advance, if an A Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if the Company was attempting to Convert a Base Rate Advance into a Eurodollar Rate A Advance, such Advance will continue as a Base Rate Advance), and

(iii) the obligation of the Banks to make Eurodollar Rate B Advances, or to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Agent shall notify the Company and the Banks that the circumstances causing such suspension no longer exist.

2.10(d) If, with respect to any Eurodollar Rate A Advances, the Majority Banks notify the Agent that the Eurodollar Rate for any Interest Period for such A Advances will not adequately reflect the cost to such Majority Banks of making, funding or maintaining their respective Eurodollar Rate A Advances for such Interest Period, the Agent shall forthwith so notify the Company and the Banks, whereupon

(i) each Eurodollar Rate A Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

(ii) the obligation of the Banks to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Agent shall notify the Company and such Banks that the circumstances causing such suspension no longer exist.

2.10(e) If the Company shall fail to select the duration of any Interest Period for any Eurodollar Rate A Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 9.01, the Agent will forthwith so notify the Company and the Banks and such A Advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

Section 2.11. Voluntary Conversion of A Advances. The Company may on any Business Day, upon notice given to the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.10 and 2.14, Convert all A Advances of one Type comprising the same A Borrowing into Advances of another Type; provided, however, that any Conversion of any Eurodollar Rate A Advances into Base Rate Advances shall be made on, and only on, the last day of an Interest Period for such Eurodollar Rate A Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate A Advances, the duration of the Interest Period for each such A Advance.

Section 2.12. Prepayments. The Company shall have the right at any time and from time to time, upon prior written notice from the Company to the Agent, to prepay the outstanding principal obligations evidenced by the A Notes in whole or ratably (except as provided in Section 2.13(b), 2.14 or 2.17) in part and may be obligated to make certain prepayments of obligations evidenced by one or more A Notes subject to and in accordance with the following:

2.12(a) With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty and shall be made on at least two Business Days' prior written notice. The Company shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $25,000,000 or an integral multiple of $5,000,000 in excess thereof or, if less, the total amount of A Advances then outstanding.

2.12(b) With respect to Eurodollar Rate A Borrowings, such prepayment shall be made on at least 5 Business Days' prior written notice. The Company shall designate in such notice the amount and date of such prepayment and the Eurodollar Rate A Borrowings against which each portion of each prepayment shall be applied, which portion shall be ratable as among the Banks. The minimum amount of each prepayment shall be an amount necessary to prepay the entire amount of the Eurodollar Rate A Borrowing with respect to which such prepayment is being made. The Company shall, on the date of the prepayment, pay to the Agent for the account of each Bank interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Bank for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Bank as a result of such prepayment, provided that such Bank shall exercise reasonable efforts to minimize any such losses, costs and expenses.

2.12(c) If due to any prepayment pursuant to Section 2.14 or to the acceleration of any of the A Notes pursuant to Section 6.01 or otherwise, any Bank receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate A Advance on any day other than the last day of an Interest Period with respect to such A Advance, the Company will pay to the Agent for the account of such Bank any amounts which may be payable to such Bank by the Company by reason of payment on such day as provided in Section 2.12(b).

     Section 2.13. Increases in Costs.

          2.13(a) If, due to either (1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or increase of reserve requirements referred to in Section 2.09) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after August 15, 1980 or (2) the compliance with any request from or by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the costs incurred by any Bank in agreeing to make or making, funding or maintaining any Eurodollar Rate A Advance then or at any time thereafter outstanding, then the Company shall from time to time, upon demand of such Bank (with a copy of such demand to the Agent), pay to the Agent for the account of such Bank such amounts as shall be required to compensate such Bank for such increased cost, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost. A certificate as to the amount of such increase in costs, submitted to the Company and the Agent by such Bank, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

2.13(b) If any Bank determines that compliance with any law or regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after December 31, 1990 affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and that the amount of such capital is increased by or based upon the existence of such Bank's commitment to lend hereunder and other commitments of this type, then, upon demand by such Bank (with a copy of such demand to the Agent), the Company shall immediately pay to the Agent for the account of such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank in the light of such circumstances, to the extent that such Bank reasonably determines such increase in capital to be allocable to the existence of such Bank's commitment to lend hereunder, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Company hereunder. A certificate as to such amounts submitted to the Company and the Agent by such Bank, shall be conclusive and binding for all purposes, absent manifest error. Upon receipt of notice from any Bank claiming compensation pursuant to this
Section 2.13(b) and as long as no Event of Default and no event which with notice or lapse of time or both would constitute an Event of Default shall have occurred and be continuing, the Company shall have the right, on or before the 30th day after the date of receipt of such notice, (i) to arrange for one or more Banks or other commercial banks to assume the Commitment of such Bank or (ii) to arrange for the Commitment of such Bank to be terminated and all A Advances owed to such Bank to be prepaid.

Section 2.14. Illegality. If there is any introduction of, or change in, or in the interpretation of, any law or regulation, which in the opinion of counsel for the Agent in the relevant jurisdiction shall make it unlawful, or if any central bank or other governmental authority shall assert that it is unlawful, for any Bank to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations with respect to Eurodollar Rate Advances as provided hereunder, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority and notice given to the Company (accompanied by such opinion, if applicable) by the Agent, the Company shall forthwith either (1) prepay in full all Eurodollar Rate A Advances made by such Bank as a part of Eurodollar Rate A Borrowings, with accrued interest thereon and all other amounts which may be payable to such Bank by the Company as provided in Section 2.12(b) or (2) Convert all such Eurodollar Rate A Advances made by such Bank into A Borrowings of another
Type as provided in Section 2.11. Upon such demand or such notice of prepayment or Conversion, the obligation of such Bank to make or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until such time as the event giving rise to such prepayment or conversion shall no longer apply, at which time the Commitment of such Bank to make A Advances for the funding of, or Conversion to, Eurodollar Rate A Borrowings shall be reinstated, subject to its then available Commitment.

Section 2.15. Payments and Computations.

2.15(a) The Company shall make each payment hereunder and under the Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Agent at its address referred to in Section 8.02 in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.05, 2.09, 2.13, 2.14, or 2.17) to the Banks for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Bank to such Bank for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. From and after the effective date of an assignment pursuant to Section 2.18, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Bank assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.

2.15(b) All computations of interest based on the Base Rate and of fees shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate or the Federal Funds Rate shall be made by the Agent, and all computations of interest pursuant to Section 2.09 shall be made by a Bank, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent (or, in the case of Section 2.09, by a Bank) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

2.15(c) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

2.15(d) Unless the Agent shall have received notice from the Company prior to the date on which any payment is due to the Banks hereunder that the Company will not make such payment in full, the Agent may assume that the Company has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Company shall not have so made such payment in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.

Section 2.16. Sharing of Payments, Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Sections 2.09, 2.13, 2.14 or 2.17), in excess of its ratable share of payments on account of the A Advances obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the A Advances made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (i) the amount of such Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank pursuant to this Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were creditor of the Company in the amount of such participation.

Section 2.17. Alteration of Commitments and Addition of Banks. By a written agreement executed only by the Company, the Agent and the Bank or bank affected:

(i) the Commitment of such Bank may be increased to the amount set forth in such agreement;

(ii) such bank may be added as a Bank with a Commitment as set forth in such agreement provided that it agrees to be bound by all the terms and provisions of this Agreement; and

(iii) the unused portion of the Commitment of such Bank may be reduced or terminated and the A Advances owing to such Bank may be prepaid in whole or in part, all as set forth in such agreement.

The Agent may execute any such agreement without the prior consent of any Bank (other than the Bank or bank affected), except that if at the time the Agent proposes to execute such agreement either (A) the Company's long-term senior unsecured debt is rated BBB- or lower by S&P or Baa3 or lower by Moody's or
(B) an Event of Default, or an event which with notice or lapse of time or both would constitute an Event of Default, shall have occurred and be continuing, then the Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Banks and provided that the Agent shall not execute any such agreement without the prior written consent of the Majority Banks if such agreement would increase the total of the Commitments to an amount in excess of $2,200,000. The Agent shall give each Bank prompt notice of any such agreement becoming effective. All requests for Bank consent under the provisions of this Section 2.17 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in Exhibit C. On the Effective Date on which the Commitment of any Bank is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Company or such Bank, as the case may be, shall make available to the Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Agent shall distribute such funds received by it to the Company or to such Banks, as the case may be) so that at the close of business on such date the sum of the A Advances of each Bank then outstanding shall be in the same proportion to the total of the A Advances of all the Banks then outstanding as the Commitment of each Bank is to the total of the Commitments. The Agent shall give each Bank notice of the amount to be made available by, or to be distributed to, such Bank at least 5
Business Days before such payment is made.

Section 2.18. Assignments; Sales of Participations and Other Interests in Notes.

2.18(a) From time to time each Bank may with the prior consent of the Company and subject to the qualifications set forth below, assign to one or more Banks or other commercial banks (each such Bank or bank being an "Eligible Assignee") a portion of its rights and obligations under this Agreement (including, without limitation, a portion of its Commitment, the A Advances owing to it and all A Notes held by it) and will, at any time, if arranged by the Company pursuant to clause (A) of this sentence upon at least 30 days' notice to such Bank and the Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the A Advances owing to it and all A Notes held by it); provided, however, that if such Bank shall notify the Company and the Agent of its intent to request the Company's consent to an assignment, the Company shall have the right, for 30 days after receipt of such notice and so long as no Event of Default shall have occurred and be continuing, in its sole discretion either
(A) to arrange for one or more Eligible Assignees to accept such assignment
(a "Required Assignment") or (B) to arrange for the rights and obligations of such Bank (including, without limitation, such Bank's Commitment), and the total Commitments of the Banks to be reduced by an amount equal to the amount of such Bank's Commitment to be assigned and in connection with such reduction, to prepay that portion of the A Advances owing to such Bank which it proposes to assign; provided further that if the Company fails to notify such Bank that it has arranged for an assumption or reduction of the portion of Commitment to be assigned within 30 days of the receipt by the Company of such Bank's request for consent to assignment, the Company shall be deemed to consent to the proposed assignment; provided further that (i) any such assignment shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the A Notes under the blue sky laws of any state and the assigning Bank shall otherwise comply with all federal and state securities laws applicable to such assignment; (ii) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 and be an integral multiple of $5,000,000, and (iii) the aggregate amount of the Commitment of the assigning Bank assigned pursuant to all such assignments of such Bank (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Bank's Commitment (as set forth in
Section 1.02, in the case of each Bank that is a party hereto as of September 30, 1994, or as set forth in the Register as the aggregate Commitment assigned to such Bank pursuant to one or more assignments, in the case of any assignee). No Bank shall be obligated to make a Required Assignment unless such Bank shall have received payments in an aggregate amount at least equal to the outstanding principal amount of all A Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Bank under this Agreement (including without limitation
Section 2.12(c) provided that such Bank shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable). From and after the effective date of any assignment pursuant to this Section 2.18(a),
(x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment have the rights and obligations of a Bank hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by any assignment pursuant to this Section 2.18(a) for a period of nine months following the effective date specified in such assignment and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment relinquish its rights and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto). Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

2.18(b) The Agent shall maintain at its address referred to in Section 8.02 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the A Advances owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Company, the Agent and the Banks may treat each entity whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Agent from the assigning Bank of an assignment in form and substance satisfactory to the Agent executed by an assigning Bank and an assignee representing that it is an Eligible Assignee, together with each A Note subject to such assignment, and a processing and re-cording fee of $2,000, the Agent shall, if such assignment is a Required Assign-ment or has been consented to by the Company to the extent required by Section 2.18(a),(i) accept such assignment, (ii) record the information contained there-in in the Register and (iii) give prompt notice thereof to the Company. Within five Business Days after its receipt of such notice, the Company, at its own ex-pense, shall execute and deliver to the Agent in exchange for each surrendered
A Note a new A Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such assignment, and if the assigning Bank has retained a Commitment hereunder, a new A Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new A Note or A Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered A Note, shall be dated the effective date of such assignment and shall otherwise be substantially in the form of Exhibit A-1 or A-2 hereto, as appropriate.

2.18(c) Each Bank may sell participations in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by it) to one or more affiliates of such Bank or to one or more other commercial banks; provided, however, that (i) any such participation shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the Bank selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction, (ii) no purchaser of such a participation shall be considered to be a "Bank" for any purpose under the Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Company hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (v) such Bank shall remain the holder of such Notes for all purposes of this Agreement, and (vi) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

2.18(d) Any Bank may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 2.18, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Company furnished to such Bank by or on behalf of the Company; provided, however, that, prior to any such disclosure of information that is not publicly available, such Bank shall obtain the written consent of the Company, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such information received by it from such Bank except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process or by law or governmental regulation or
authority.                            35

ARTICLE 3

Representations, Warranties and Certain Covenants


Section 3.01. Representations and Warranties by the Company. The Company represents and warrants as follows:

3.01(a) The Company is a duly organized corporation existing in good standing under the laws of the State of Delaware and is duly qualified to do business in, among other jurisdictions, the States of Florida, Kansas and Washington and in the Commonwealth of Pennsylvania.

3.01(b) The execution and delivery and the performance of the terms of this Agreement and the Notes are within the Company's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of the Company or any contractual restriction binding on the Company.

3.01(c) This Agreement is, and the Notes when duly executed and delivered for value will be, legal and binding obligations of the Company, enforceable against the Company in accordance with their respective terms.

3.01(d) In the Company's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

3.01(e) The Consolidated statement of financial position as of December 31, 1993 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of the Company and the Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of the Company to repay the Advances.

3.01(f) The Company is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of the Company only or of the Company and its subsidiaries on a consolidated basis) subject to the provisions of Section 4.02(h) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

Section 3.02. Representation by the Banks. Each Bank represents that its present intent is that it will acquire the A Notes drawn to its order for its own account and that each such A Note is being acquired for the purpose of investment and not with a view to distribution or resale thereof, subject, nevertheless, to the necessity that such Bank remain in control at all times of the disposition of property held by it for its own account.

ARTICLE 4

Covenants of the Company


Section 4.01. Affirmative Covenants of the Company. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding the Company will:

4.01(a) Furnish to the Banks: (1) within 60 days after the close of each of the first three quarters of each of the Company's fiscal years, a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of the Company and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of the Company, (2) within 120 days after the close of each of the Company's fiscal years, and if requested by the Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of the Company showing in detail the computations required by the provisions of Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.02(e), 4.02(f), 4.03(a), 4.03(b) and 4.03(c)
hereof, based on the figures which appear on the books of account of the Company and the Subsidiaries at the close of such quarters, (3) within 120 days after the close of each of the Company's fiscal years, a copy of the annual audit report of the Company, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of the Company and the Subsidiaries for such fiscal year, (4) within 120 days after the close of each of the Company's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Banks pursuant to the provisions of clause (3) of this subsection (a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that the Company had been in violation of the provisions of any one of the following Sections: Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.02(e), 4.02(f), 4.03(a), 4.03(b)
and 4.03(c), at any time during such fiscal year, (5) promptly upon their becoming available, all financial statements, reports and proxy statements which the Company may send to its stockholders, (6) promptly upon their becoming available, all regular and periodic financial reports which the Company or any Subsidiary shall file with the Securities and Exchange Commission or any national securities exchange, (7) within 3 Business Days after the discovery of the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default with the passage of time or the giving of notice, or both, notice of such occurrence together with a detailed statement by a responsible officer of the Company of the steps being taken by the Company or the appropriate Subsidiary to cure the effect of such event and (8) such other information respecting the financial condition and operations of the Company or the Subsidiaries as the Agent may from time to time reasonably request.

4.01(b) Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by the Company or the appropriate Subsidiary.

4.01(c) Maintain, and cause each Subsidiary to maintain, with financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of the Company or the appropriate Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by the Company through its program of self insurance.

4.01(d) Maintain an excess of Consolidated Current Assets over Consolidated Current Indebtedness of at least $250,000,000.

Section 4.02. General Negative Covenants of the Company. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding, the Company will not:

4.02(a) Create, incur, assume or suffer to exist any mortgage, pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Fixed Assets, or upon or with respect to the Fixed Assets of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Fixed Assets, except (1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations, (2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to the Company or such Subsidiary and other liens of like nature made in the ordinary course of business, (3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith, (4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by the Company or the affected Subsidiary, and (5) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Indebtedness for which all such liens, charges and encumbrances serve as security does not exceed 15% of Consolidated Net Fixed Assets; provided, however, that any liens, charges or encumbrances permitted by this clause (5) must secure only Funded
Indebtedness permitted by the terms of this Agreement (including the current portion of any Indebtedness the remainder of which is Funded Indebtedness).

          4.02(b) Create, incur, assume or suffer to exist any Funded Indebtedness of the Company or of any Subsidiary which would cause Consolidated Funded Indebtedness (exclusive of Subordinated Indebtedness) at such time to exceed 90% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

          4.02(c) Create, incur, assume or suffer to exist any Indebtedness of the Company or of any Subsidiary which would cause indebtedness for borrowed money (exclusive of Subordinated Indebtedness) on a Consolidated basis at such time to exceed 115% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

4.02(d) Make any payment, or permit any Subsidiary to make any payment, of principal or interest on any Indebtedness which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party.

4.02(e) Sell, lease or otherwise transfer, or permit any Subsidiary to sell, lease or otherwise transfer, a portion of its Fixed Assets constituting a division, branch or other operating unit, which shall cause the total of all such sales, leases or other transfers by the Company and the Subsidiaries to equal or exceed a value of $50,000,000 in any one fiscal year or a total value of $150,000,000. Any value as used in this subsection (e) shall be measured by the depreciated value as reflected on the books of account of the Company or the appropriate Subsidiary.

4.02(f) Declare or pay any dividends, purchase, redeem or otherwise acquire for value any of its stock now or hereafter outstanding, return any capital to its stockholders, or make any distribution of its assets to its stockholders as such, except that the Company may (1) declare and deliver stock dividends,
(2) redeem stock with the proceeds received from the issuance of new shares and
(3) declare and pay dividends to its stockholders and purchase its own outstanding capital stock solely out of a fund made up of the total of (A) 50% of Consolidated net earnings of the Company arising after January 1, 1990 computed on a cumulative basis, (B) the net proceeds received by the Company after January 1, 1990 from the sale of additional shares of its capital stock or of convertible securities to the extent that such convertible securities have been converted into capital stock, (C) an amount equal to the cost of all shares of its common stock held as of January 1, 1990 plus the cost of any shares of its common stock reacquired by the Company after January 1, 1990 and distributed pursuant to the Company's incentive compensation plan, (D) an amount equal to the cost of all shares of its common stock reacquired by the Company after January 1, 1990 and sold pursuant to the exercise of options issued under a stock option plan of the Company and (E) $100,000,000.

4.02(g) Enter into any merger or consolidation unless, in the case of a merger, the Company shall be the surviving corporation, and, in the case of either a merger or a consolidation, there shall have been no violation of any of the terms of this Agreement as a result of, or in existence immediately after, such merger or consolidation.

4.02(h) Sell or otherwise transfer, or pledge, hypothecate or otherwise encumber, the ownership interest of the Company in any Subsidiary excepting
(1) any such sale, transfer or pledge to any Subsidiary, (2) any such sale to any party for fair market value received in cash or (3) any such sale to any party for fair market value received in proceeds other than cash provided all such proceeds received from time to time with respect to such sales do not exceed 10% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness, computed after giving effect to such sales.

Section 4.03. Negative Covenants of the Company with Respect to Equipment Financing. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding, the Company will not:

4.03(a) At any time permit the total of (1) the aggregate value of all Equipment owned by the Company and the Subsidiaries and capitalized on their books of account (other than items of Equipment used by the Company and the Subsidiaries for transportation or demonstration in the conduct of business) after deduction of any related Investment Tax Credit and (2) the unpaid principal amount of indebtedness of customers to the Company and the Subsidiaries arising out of the purchase by such customers of Equipment, to exceed 65% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

4.03(b) At any time permit the aggregate of the "Net Value" of all Equipment owned by the Company and the Subsidiaries and capitalized on their books of account (other than items of Equipment used by the Company and the Subsidiaries for transportation or demonstration in the conduct of business) to exceed 30% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness. For the purposes of this subsection (b), the "Net Value" of any item of Equipment shall be determined by subtracting from the value of such item as reflected on the books of account of the Company or the appropriate Subsidiary (1) any related Investment Tax Credit and (2) the amount of all lease rental payments to be made by the lessee of such item to the Company or to the appropriate Subsidiary (exclusive of any such payments to be made during any period of the term of the lease of such item which may be canceled at the option of the lessee acting alone and exclusive of any portion of such lease payments in excess of the book value of such item).

4.03(c) Create, incur, assume or suffer to exist any Contingent Customer Indebtedness of the Company or of any Subsidiary which would cause Consolidated Contingent Customer Indebtedness at such time to exceed 35% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

Section 4.04. Waivers of Covenants. The departure by the Company or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure shall have been consented to in advance in a writing signed by Banks representing 66-2/3% or more of the then outstanding aggregate principal amount of the A Notes or, if no such principal or face amount is outstanding, Banks having at least 66-2/3% of the total of the Commitments, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by the Company or any Subsidiary when properly consented to by the required number of Banks as set out in the preceding sentence shall not constitute an Event of Default under Section 6.01(c).


ARTICLE 5

Conditions Precedent to Borrowings


Section 5.01. Conditions Precedent to the Initial Borrowing. The obligation of each Bank to make its initial Advance is subject to the fulfillment of all of the following conditions:

The Agent shall have received on or before the day of the initial Borrowing all of the following, each dated the day of the initial Borrowing, in form and substance satisfactory to the Agent and its counsel.

5.01(a) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by the Company to the Agent for delivery to each Bank.

5.01(b) Copies of all documents, certified by an officer of the Company, evidencing necessary corporate action by the Company and governmental approvals, if any, with respect to this Agreement and the Notes.

5.01(c) A certificate of the Secretary or an Assistant Secretary of the Company which shall certify the names of the officers of the Company authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of the Company canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

5.01(d) A favorable opinion of the chief legal officer of the Company substantially in the form of Exhibit D hereto and as to such other matters as the Agent may reasonably request, which opinion the Company hereby expressly instructs such chief legal officer to prepare and deliver.

5.01(e) A favorable opinion of Shearman & Sterling, counsel for the Agent, substantially in the form of Exhibit E hereto.

Section 5.02. Conditions Precedent to Each A Borrowing. The obligation of each Bank to make an A Advance on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by the Company of the proceeds of such A Borrowing shall be a representation by the Company that:

(i) the representations and warranties contained in Section 3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date); and

(ii) as of each such date no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

Section 5.03. Conditions Precedent to Each B Borrowing. The obligation of each Bank to make a B Advance on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that
(1) the Company shall have furnished to the Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of each of the first three quarters of the Company's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of the Company and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of the Company and (y) a copy of the annual audit report of the Company, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of the financial position of the Company and the Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of the Company and the Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of the Company is due pursuant to Section 4.01(a)(3)) and
(2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by the Company of the proceeds of such B Borrowing shall be a representation by the Company that:

(i) the representations and warranties contained in Section 3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

(ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

(iii) no event has occurred and no circumstance exists as a result of which the information concerning the Company that has been provided by the Company to the Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.


ARTICLE 6

Events of Default

Section 6.01. Events of Default. The following shall constitute the Events of Default:

6.01(a) Failure by the Company to make when due any payment of principal of or interest on any Note when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter.

6.01(b) When any representation or warranty made by the Company in connection with the execution and delivery of this Agreement, or the Notes or otherwise furnished pursuant hereto shall prove to be at any time incorrect in any material respect.

6.01(c) Failure by the Company to perform any other term, covenant or agreement contained in this Agreement, and such failure is not remedied within 15 days after written notice thereof shall have been given to the Company by the Agent, at the request, or with the consent, of Banks representing 33-1/3% or more of the total of the Commitments.

6.01(d)  Failure of (1) the Company or (2) any Subsidiary with an aggregate
Net Worth and Subordinated Indebtedness exceeding 3% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness to pay when due on any regularly scheduled payment date or following acceleration thereof any obligation for the payment of borrowed money or for the deferred purchase price of property, or any interest thereon, if the aggregate unpaid principal amount of the obligation with respect to which such failure to pay occurred equals or exceeds $3,000,000 and such failure is not remedied within 5 Business Days after notice thereof is received from the Agent or the creditor on such obligation.

6.01(e)  The Company or any Subsidiary

(1) shall incur liability with respect to any employee pension benefit plan in excess of $100,000,000 in the aggregate under

(A) Sections 4062, 4063, 4064 or 4201 of the Employee Retirement Income Security Act of 1974 ("ERISA"); or

(B) otherwise under Title IV of ERISA as a result of any reportable event within the meaning of ERISA (other than a reportable event as to which the provision of 30 days' notice is waived under applicable regulations);

(2) shall have or shall be likely to have a lien imposed on its property and rights to property under Section 4068 of ERISA on account of a liability in excess of $25,000,000 in the aggregate; or

(3) shall incur or shall be likely to incur liability under Title IV of ERISA

(A) in excess of $25,000,000 in the aggregate as a result of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

(B) in excess of $25,000,000 in the aggregate as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

6.01(f) With respect to the Company, on the happening of any of the following events and, with respect to any Subsidiary with an aggregate Net Worth and Subordinated Indebtedness exceeding 3% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness, 5 Business Days after the happening of any such event, provided the same has not then been cured or stayed: (1) the insolvency or bankruptcy of the Company or any such Subsidiary, (2) the cessation by the Company or any such Subsidiary of the payment of its debts as they mature, (3) the making of an assignment for the benefit of the creditors of the Company or any such Subsidiary, (4) the appointment of a trustee or receiver or liquidator for the Company or any such Subsidiary or for a substantial part of the property of any of them, or (5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against the Company or any such Subsidiary under the laws of any jurisdiction.

     If an Event of Default shall occur or be continuing, then, the Agent shall at the request, or may with the consent, of Banks having at least 33-1/3% of the total of the Commitments, by notice to the Company, (A) declare the obligation of each Bank to make further Advances to be terminated, whereupon the same shall forthwith terminate, and (B) declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Company provided, however, that in the event of any order for relief with respect to the Company under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (A) the obligation of each Bank to make Advances shall automatically be terminated and (B) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Company.


ARTICLE 7

The Agent

Section 7.01. Authorization and Action. Each Bank hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of holders of at least 50% in principal amount of the A Notes then outstanding (or if no A Notes are at the time outstanding, upon the instructions of Banks having at least 50% of the Commitments), and such instructions shall be binding upon all Banks and all holders of Notes; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Company pursuant to the terms of this Agreement.

Section 7.02. Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent: (a) may treat the payee of any Note as the holder thereof until the Agent receives and accepts an assignment entered into by the Bank which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.18;
(b) may consult with legal counsel (including counsel for the Company), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts;
(c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of the Company or to inspect the property (including the books and records) of the Company; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and (f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

Section 7.03. Citibank, N.A. and Affiliates. With respect to its Commitment, the Advances made by it, and the Notes issued to it, Citibank, N.A. shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Citibank, N.A.
in its individual capacity. Citibank, N.A. and its affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its subsidiaries and any person or entity who may do business with or own securities of the Company or any subsidiary, all as if Citibank, N.A. were not the Agent and without any duty to account therefor to the other Banks.

Section 7.04. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in Section 3.01(e) and the representations and warranties contained in Sections 3.01 and 3.02 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

Section 7.05. Indemnification. The Banks agree to indemnify the Agent (to the extent not reimbursed by the Company), ratably according to the respective principal amounts of the A Notes then held by each of them (or if no A Notes are at the time outstanding or if any A Notes are held by persons which are not Banks, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this agreement, to the extent that the Agent is not reimbursed for such expenses by the Company.

Section 7.06. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Banks and the Company and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. If no successor Agent shall have been so appointed by the Majority Banks, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the removal of the retiring Agent as provided herein, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this
Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

Section 7.07. Certain Obligations May be Performed by Affiliates. The Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Agent to receive, pay, or otherwise handle funds or Notes and provided that the Agent shall continue to be responsible to the Company and the Banks for the due performance of the Agent's obligations under this Agreement.


ARTICLE 8

Miscellaneous

Section 8.01. Modification, Consents and Waivers. No failure or delay on the part of any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances. No amendment or waiver of any provision of this Agreement or of the A Notes, nor consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following: (a) waive any of the conditions specified in Section 5.01, 5.02, or 5.03, (b) except as provided in Section 2.17, increase the Commitments of the Banks or subject the Banks to any additional obligations, (c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes or the number of Banks required for the Banks or any of them to take any action hereunder, or
(f) amend this Section 8.01; and provided further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to the Banks required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note. Notwithstanding the foregoing, this
Section 8.01 shall not affect the provisions of Section 4.04 or 6.01.

Section 8.02. Addresses for Notices. All communications and notices provided for hereunder shall be by telex or in writing and, if to the Agent, mailed, telexed or delivered to it, addressed to it at its office at Citibank, N.A.,

New York Transportation - Airlines, 399 Park Avenue, New York, New York 10043 and, if to the Company, mailed, telexed or delivered to it, addressed to it at its office at 7755 East Marginal Way South, Seattle, Washington 98108,
Attention: Treasurer, and, if to any Bank, to its office at the address given on the signature pages of this Agreement; or, as to each party, at such other address as shall have been designated by such party in a written notice to each other party referring specifically to this Agreement.

Section 8.03. Costs, Expenses and Taxes. The Company agrees to pay all costs and expenses in connection with the preparation, execution and delivery of this Agreement and the Notes (including printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement and the Notes (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Banks and other holders of the Notes harmless from any and all liabilities with respect to or resulting from any delay or omission to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement and the Notes.

Section 8.04. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Company, the Banks and the Agent, and their respective successors and assigns, except that the Company may not assign or transfer its rights hereunder without the prior written consent of the Banks.

Section 8.05. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

Section 8.06. Governing Law. This Agreement and the Notes shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

Section 8.07. Headings. The Table of Contents and Article and Section headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

Section 8.08. Execution in Counterparts. This Agreement may be executed by the parties hereto individually or in any combinations of the parties hereto in several separate counterparts, each of which shall be an original and all of which taken together shall constitute one and the same agreement.

Section 8.09. Right of Set-Off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Bank is hereby authorized at any time and from time to time to the fullest extent permitted by law, without notice to the Company (any such notice being expressly waived by the Company), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Company against any and all of the obligations of the Company now or hereafter existing under this Agreement and the Notes held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or such Notes and although such obligations may be unmatured. Each Bank shall promptly notify the Company after any such setoff and application made by such Bank, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.

Section 8.10. Amended and Restated Agreement. This Agreement shall become effective upon its execution and delivery, respectively, to the Agent and the Company by the Company, the Agent, and each Bank listed in Section 1.02.
This Amended and Restated Agreement supersedes as of September 30, 1994 all prior versions of The Boeing Company Bank Credit Agreement and all references to "this Agreement," "herein," "hereof" and the like shall be deemed references to this Amended and Restated Agreement.


ARTICLE 9

Definitions and Accounting Terms


Section 9.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings set out respectively after each:

"A Advance"--An advance made by a Bank to the Company as part of an A Borrowing and refers to a Base Rate Advance or a Eurodollar Rate A Advance, each of which shall be a "Type" of A Advance.

"A Borrowing"--A borrowing consisting of simultaneous A Advances of the same Type made by each of the Banks pursuant to Section 2.01.

"A Note"--A promissory note of the Company payable to the order of any Bank, in substantially the form of Exhibit A-1 or A-2 hereto, evidencing the indebtedness of the Company to such Bank resulting from the aggregate of all Base Rate Advances and the aggregate of all Eurodollar Rate A Advances, respectively, made by such Bank.

"Advance"--An A Advance or a B Advance.

"Agent"--Citibank, N.A. acting in its capacity as agent for the Banks, or any successor Agent appointed pursuant to Section 7.06.

"Agreement"--This agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

"Applicable Lending Office"--With respect to each Bank, such Bank's Domestic Lending Office in the case of a Base Rate Advance, and such Bank's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Bank notified by such Bank to the Agent as its Applicable Lending Office with respect to such B Advance.

"Applicable Margin"--As defined in Section 2.04.

"B Advance"--An advance by a Bank to the Company as part of a B Borrowing resulting from the auction bidding procedure described in Section 2.05 and refers to a Fixed Rate Advance or a Eurodollar Rate B Advance.

"B Borrowing"--A borrowing consisting of simultaneous B Advances from each of the Banks whose offer to make one or more B Advances as part of such borrowing has been accepted by the Company under the auction bidding procedure described in Section 2.05.

"B Note"--A Promissory note of the Company payable to the order of any Bank, in substantially the form of Exhibit A-3 or A-4 hereto, evidencing the indebtedness of the Company to such Bank resulting from the aggregate of all Fixed Rate Advances and the aggregate of all Eurodollar Rate B Advances, respectively, made by such Bank.

"B Reduction"--As defined in Section 2.01.

"Bank"--As defined in Section 1.01.

"Base Rate"--The rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as Citibank's base rate.

"Base Rate Advance"--An A Advance which bears interest at the Base Rate.

"Base Rate A Note"--An A Note evidencing Base Rate Advances.

"BFC"--Boeing Financial Corporation, a Delaware corporation.

"Borrowing"--An A Borrowing or a B Borrowing.

"Business Day"--A day of the year on which banks are not required or authorized to close in New York City, and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

"Commitment"--As defined in Section 1.01.

"Company"--The Boeing Company, a Delaware corporation.

"Consolidated"--Indicating, as to any accounting concept or statement, the consolidation of such concept or statement with the same concepts or statements of all other members of a class made up of the Company and the Subsidiaries

"Contingent Customer Indebtedness"--The total, for the Company or any Subsidiary, of all indebtedness, obligations or liabilities of parties other than such corporation, in respect of which such corporation is contingently liable to pay or advance money or property as guarantor, endorser or otherwise and which was incurred in connection with any equipment Obligations or which arose out of the agreement by such corporation to repurchase, for cash or other consideration, in a fixed or determinable amount, any Equipment sold by such corporation to a customer or to purchase, for cash or other consideration, in a fixed or determinable amount, Equipment from such customers; provided, however, that the Contingent Customer Indebtedness of the Company and the Subsidiaries shall not include (1) any amount of such indebtedness, obligations or liabilities for which the Company or the appropriate Subsidiary has provided reserves on its books of account, according to generally accepted accounting principles, (2) any amount of such indebtedness, obligations or liabilities which is payable by the Company or the appropriate Subsidiary only upon the occurrence of a contingency which is the subject of a guaranty agreement or an insurance agreement satisfactory in form and substance to the Agent, (3) any amount of such indebtedness, obligations or liabilities to the exclusion of which the Agent shall have consented in writing and (4) the total amount of the fair market value of any Equipment subject to any repurchase obligations.

"Convert," "Conversion" and "Converted"--Each refers to a conversion of A Advances of one Type into A Advances of another Type pursuant to
Section 2.10, 2.11 or 2.14.

"Current Assets"--All assets of any corporation which would, in accordance with generally accepted accounting principles, be classified as current assets of a corporation conducting a business the same as or similar to that of the concerned corporation.

"Current Indebtedness"--Any Indebtedness of any corporation which would, in accordance with generally accepted accounting principles, be classified as current indebtedness and, without limiting the generality of the foregoing, including (1) all Indebtedness of such corporation, secured or unsecured, then payable or payable on demand or maturing within one year after the date of measurement (excluding any Indebtedness the maturity of which is renewable or extendable at the option of the obligor, absolutely or conditionally, for a period or periods ending more than one year after the date of measurement, whether or not theretofore renewed or extended), and (2) any fixed prepayment of, and any sinking fund payment with respect to, Indebtedness (including the Notes) required to be made within one year after such date.

"Domestic Lending Office"--With respect to any Bank, the office of such Bank specified as its "Domestic Lending Office" as indicated in the signature block of this Agreement, or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Company and the Agent.

"Effective Date"--As defined in Section 2.17.

"Eligible Assignee"--As defined in Section 2.18.

"Equipment"--Any aircraft of any type after completion of production, whether manufactured by the Company, any Subsidiary or any other person, and any other product manufactured by the Company and the Subsidiaries for sale or lease to a customer of the Company or of a Subsidiary.

"Equipment Obligation"--Any indebtedness, obligation or liability of customers of the Company or of customers of any Subsidiary arising out of the sale or lease of any Equipment and any note, chattel mortgage, conditional sales contract, trust receipt, lease with or without option to buy or other evidence of, or any other contract related to, such indebtedness or obligation.

"Eurocurrency Liabilities"--Has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

"Eurodollar A Note"--An A Note evidencing Eurodollar Rate A Advances.

"Eurodollar B Note"--A B Note evidencing Eurodollar Rate B Advances.

"Eurodollar Lending Office"--With respect to any Bank, the office of such Bank specified as its "Eurodollar Lending Office" as indicated in the signature block of this Agreement (or, if no such office is specified, its Domestic Lending Office), or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Company and the Agent.

"Eurodollar Rate"--For any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing, and for the relevant period specified in the applicable Notice of B Borrowing for each Eurodollar Rate B Advance, an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks in banks in the London interbank market at 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing (i) in an amount, for such Eurodollar A Advance, substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such A Borrowing and for a period equal to such Interest Period or,
(ii) in an amount, for such Eurodollar Rate B Advance, substantially equal to the amount of the Eurodollar Rate B Borrowing which includes such B Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of B Borrowing. The Eurodollar Rate for any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing and for the relevant period specified in a Notice of B Borrowing for each Eurodollar Rate
B Advance shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

"Eurodollar Rate Advance"--An A Advance (a "Eurodollar Rate A Advance") or a B Advance (a "Eurodollar Rate B Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of an A Advance or as offered by a Bank and accepted by the Company in the case of a B Advance) over the Eurodollar Rate.

"Eurodollar Rate B Borrowing"--As defined in Section 2.05(a)(i).

"Eurodollar Rate Reserve Percentage"--Of any Bank for any Interest Period for any Eurodollar Rate Advance means the reserve percentage applicable during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for such Bank with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Interest Period.

"Event of Default"--Any of the events described in Section 6.01 hereof.

"Facility Fee"--As defined in Section 2.06.

"Federal Funds Rate"--For any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Assets"--Any item of real property, or any interest therein, buildings, improvements and machinery.

"Fixed Rate Advance"--An Advance made by a Bank to the Company as part of a Fixed Rate Borrowing.

"Fixed Rate Borrowing"--As defined in Section 2.05(a)(i).

"Funded Indebtedness"--The total, for any corporation, of (1) all Indebtedness of such corporation which is not Current Indebtedness and (2) the aggregate liability of such corporation during the entire terms of all leases of both real and personal property each having a term of one year or more (exclusive of the liability of such corporation during the one-year period commencing with the date of computation and exclusive of any portion of such term which may be cancelled at the option of the lessee acting alone).

"Indebtedness"--The total, for any corporation, of (1) all items of indebtedness, obligation or liability of such corporation which in accordance with generally accepted accounting principles would be included in determining total liabilities as shown on the liability side of a statement of financial position of such corporation as at the date as of which Indebtedness is to be determined and (2) all items of indebtedness, obligation or liability of persons other than such corporation, in respect of which such corporation is liable, contingently or otherwise, to pay or advance money or property as guarantor, endorser or otherwise (except as endorser for collection in the ordinary course of business), or which such corporation has agreed to purchase or otherwise acquire; provided, however, that Indebtedness of the Company or of any Subsidiary shall not include Contingent Customer Indebtedness of such corporation. Any indebtedness of a Subsidiary (including, without limitation, Indebtedness secured by a mortgage, pledge or lien on its property, whether or not assumed by such Subsidiary) outstanding at the time it became a Subsidiary shall be deemed to have been incurred at such time.

"Interest Period"--For each Eurodollar Rate A Advance comprising part of the same Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such a Eurodollar Rate A Advance and ending on the last day of the period selected by the Company pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Company pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three, or six months, as the Company may, upon notice received by the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest Period, select, provided however, that:

(i) no Interest Period shall end on a date later than the Termination Date;

(ii) Interest Periods commencing on the same date for A Advances comprising part of the same A Borrowing shall be of the same duration; and

(iii) Whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of the Interest Period shall occur on the next preceding Business Day.

"Investment Tax Credit"--Any credit against United States income taxes of the concerned corporation available to such corporation pursuant to the provisions of Section 38 of the United States Internal Revenue Code of 1986, as amended.

"Limited Recourse Obligation"--Any indebtedness, obligation or liability of the Company or of any Subsidiary for the payment of which the obligee thereof is expressly limited to the income, proceeds or value of a specific asset or group of assets.

"Majority Banks"--Banks holding at least 50% of the then aggregate unpaid principal amount of the A Notes held by Banks, or, if no such principal amount is then outstanding, Banks having at least 50% of the Commitment (provided that, for purposes hereof, neither the Company, nor any of its affiliates, if a Bank, shall be included in (i) the Banks holding such amount of the A Advances or having such amount of the Commitments or (ii) determining the aggregate unpaid principal amount of the A Advances or the total Commitments).

"Moody's"--Moody's Investor Services, Inc.

"Net Fixed Assets"--The excess, as to any corporation of (1) the value as reflected on the books of account of such corporation of Fixed Assets, taken at their cost, over (2) the value at such date of all depreciation, amortization, retirement and other valuation reserves with respect thereto, as determined in accordance with generally accepted accounting principles consistently applied.

"Net Worth"--As to any corporation, the total of the stockholders' investment as reflected on the books of account of such corporation and any deferred Investment Tax Credit of such corporation.

"Note"--An A Note or a B Note.

"Notice of A Borrowing"--As defined in Section 2.02(a).

"Notice of B Borrowing"--As defined in Section 2.05(a)(i).

"Reference Banks"--The Chase Manhattan Bank, N.A., Citibank, N.A., The First National Bank of Boston, The Bank of New York, and National Westminster Bank Limited.

"Register"--As defined in Section 2.18.

"Required Assignment"--As defined in Section 2.18.

"Request for Alteration"--A document substantially in the form of Exhibit L hereto, duly executed by the Company, pursuant to the provisions of
Section 2.17.

"S&P"--Standard & Poor's Corporation.

"Subordinated Indebtedness"--The total, for any corporation, of all Indebtedness of such corporation which shall have been subordinated in right of payment, in terms satisfactory to the Banks, to all indebtedness of the Company to the Banks.

"Subsidiary"--Any corporation, except BFC, in which more than 50% of the Voting Stock is owned by the Company, by the Company and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

"Termination Date"--September 30, 2001 or the earlier date of termination in whole of the Commitments pursuant to Section 2.08 or 6.01.

"Voting Stock"--All the outstanding capital stock of any corporation having general voting power under ordinary circumstances to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

Section 9.02. Use of Defined Terms. Any defined term used in the plural preceded by the definite article shall be taken to encompass all members of the relevant class. Any defined term used in the singular preceded by "any" shall be taken to indicate any number of the members of the relevant class.

Section 9.03.  Accounting Terms.

9.03(a) All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied, except that the following principles shall be applied for the purposes of the provisions of Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.03(a),
4.03(b) and 4.03(c) regardless of whether such principles shall be generally accepted:

(i) There shall be excluded from the Consolidated Net Worth of the Company and the Subsidiaries any investment in BFC.

(ii) There shall be excluded from Indebtedness of the Company and any Subsidiary any Limited Recourse Obligation of the Company or any Subsidiary and, to the extent of the amount of such Limited Recourse Obligation, there shall be excluded from the assets of the owner thereof the asset or group of assets to the income, proceeds or value of which the obligee of such Limited Recourse Obligation is limited in recourse.

(iii) The value of any asset of the Company or any Subsidiary shall be reduced by the amount of all depreciation, amortization, retirement, valuation and other contingency reserves maintained with respect thereto on the books of account of the Company or the appropriate Subsidiary.

9.03(b) FAS 106. Notwithstanding anything to the contrary in this Agreement, any computations made in connection with the covenants set out in Sections 4.01, 4.02, or 4.03 (including without limitation computations contemplated by the defined terms used therein) shall be adjusted so that the effect of Statement of Financial Accounting Standards 106 shall be disregarded.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.



     THE BOEING COMPANY



     By__________________________
     Its Assistant Treasurer




     CITIBANK, N.A.
         Individually and as Agent
     399 Park Avenue
     Eighth Floor, Zone 2
     New York, New York 10043



     By__________________________
     Its Vice-President

ABN AMRO Bank, N.V.
Seattle Branch
One Union Square
600 University Place, Suite 2323
Seattle, Washington 98101


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





BANK IV Kansas, N.A.
100 N. Broadway
P. O. Box 4
Wichita, Kansas  67201-0004


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Bank of America National Trust and Savings Association
555 South Flower Street, 11th Floor
Unit #5618
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:











Bankers Trust Company
Airline, Airframe, Aerospace Division
130 Liberty Street, MS 2232
New York, New York  10006


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Bank of New York
10990 Wilshire Boulevard
Suite 1700
Los Angeles, California  90024



By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     The Bank of New York
     One Wall St. 22nd Flr.
     New York, NY  10005
     Attn. Lorna Alleyne
          Assistant Treasurer






The Chase Manhattan Bank, N.A.
1 Chase Manhattan Plaza, 3rd Flr.
New York, New York  10081


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Chemical Bank
Banking and Corporate Finance Group
270 Park Avenue, Eighth Floor
New York, New York  10017-2070


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Credit Lyonnais
  acting through its New York Branch
Credit Lyonnais Building
1301 Avenue of the Americas, 20th Floor
New York, New York 10019


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:

First Interstate Bank of
  Washington, N.A.
999 3rd Avenue, 4th Floor
P.O. Box 160  MS 984
Seattle, Washington  98111-0160


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The First National Bank of Boston
U. S. Corporate/01-21-01
100 Federal Street (02110)
P.O. Box 2016
Boston, Massachusetts  02106-2016


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Intrust Bank
P. O. Box One, 105 North Main (67202)
Wichita, Kansas  67201


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The Industrial Bank of Japan, Ltd.
Los Angeles Agency
350 South Grand Avenue
Suite 1500
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Long-Term Credit Bank
  of Japan, Ltd.
Los Angeles Agency
444 So. Flower Street
Suite 3700
Los Angeles, California  90071-2936


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________




The Mitsubishi Trust and Banking
  Corporation
New York Branch - 25th Floor
520 Madison Avenue
New York, New York 10022


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Morgan Guaranty Trust Company of
   New York
c/o J.P. Morgan Services, Inc.
Loan Operations - 3rd Floor
500 Stanton Christiana Road
Newark, DE 19713
Telex Number/Answerback:  177425 MBDEL UT


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     Morgan Guaranty Trust Company of New York
     Nassau Bahamas Office
     c/o J. P. Morgan Services, Inc.
     Loan Operations - 3rd Floor
     500 Stanton Christiana Road
     Newark, DE  19713
     Telex Number/Answerback:  177425 MBDEL UT





National Westminster Bank PLC
Level 5
135 Bishopsgate
London, EC2M 3UR


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:

PNC Bank, National Association
100 South Broad Street
Philadelphia, Pennsylvania  19101


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Seattle-First National Bank
Northwest National Division
12th Floor
701 Fifth Avenue - (98104)
P. O. Box 94010
Seattle, Washington  98124-9410


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Sumitomo Bank, Limited
Los Angeles Branch
777 South Figueroa Street
Suite 2600
Los Angeles, California  90017


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The Sumitomo Trust and Banking Company, Ltd.
Los Angeles Agency
333 South Grand Avenue
Suite 5300
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Trust Company Bank, Atlanta
25 Park Place
Center Mail Code 124
Atlanta, Georgia  30302


By:                 AND
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





U. S. Bank of Washington, N.A.
1420 - 5th Avenue - 11th Floor
Seattle, Washington  98108


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Wachovia Bank of
  North Carolina, N.A.
Wachovia Corporate Services
191 Peachtree Street, N.E. 28th Floor
Atlanta, Georgia  30303


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from
above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

                                Exhibit (10) (ii)

                    The Boeing Company Bank Credit Agreement
                     Entered into as of September 30, 1994

..............................................................................
THE BOEING COMPANY BANK CREDIT AGREEMENT

Entered Into as of September 30, 1994










The Boeing Company, a Delaware corporation, the Banks (defined below) and Citibank, N.A. as Agent for the Banks, hereby agree as follows:



ARTICLE 1

Banks and Commitments

     Section 1.01. Certain Definitions. (All other definitions are as set forth in Article 9).

          (a) "Bank"--Subject to the provisions of Section 2.18, any of the banking institutions set forth in Section 1.02.

          (b) "Commitment"--For each Bank, the full amount set forth opposite the name of such Bank in Section 1.02, or, if such Bank has entered into one or more assignments pursuant to Section 2.18 or Section 2.19, the amount set forth for such Bank in the Register maintained by the Agent pursuant to Section 2.18(b), as such amount may be reduced pursuant to Section 2.03, Section 2.08 or Section 2.17 or increased pursuant to Section 2.17.

Section 1.02.  Schedule of Banks and Commitments.

  Bank                                       Commitment
Citibank, N.A.                             $100,000,000
Chase Manhattan Bank, N.A.                   78,000,000
Long Term Credit Bank of Japan, Ltd.         78,000,000
Bankers Trust Company                        67,000,000
Chemical Bank                                67,000,000
Mitsubishi Trust and Banking Corp.           67,000,000
National Westminster Bank PLC                67,000,000
Credit Lyonnais                              54,000,000
Bank of America, N.T. & S.A.                 48,000,000
ABN Amro Bank, N.V.                          33,000,000
Bank of New York                             33,000,000
First Interstate Bank of Washington, N.A.    33,000,000
Industrial Bank of Japan, Ltd.               33,000,000
Morgan Guaranty Trust Company of New York    33,000,000
Seattle-First National Bank                  33,000,000
The Sumitomo Bank Ltd.                       33,000,000
Wachovia Bank of North Carolina, N.A.        33,000,000
PNC Bank, National Association               27,000,000
U.S. Bank of Washington, N.A.                25,000,000
First National Bank of Boston                20,000,000
Sumitomo Trust & Banking Co. Ltd.            20,000,000
Trust Company Bank, Atlanta                   8,000,000
Bank IV Kansas, N.A.                          7,000,000
Intrust Bank                                  3,000,000
Total                                    $1,000,000,000



ARTICLE 2

Amounts and Terms of the Advances

Section 2.01. The A Advances. Each Bank severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Company from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Bank's Commitment provided that the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"). Each A Borrowing shall be in an aggregate amount not less than $25,000,000 in the case of a Base Rate Borrowing or $50,000,000 in the case of a Eurodollar Rate Borrowing or, in each case, an integral multiple of $5,000,000 in excess thereof (or, if less, an aggregate amount equal to the difference between the aggregate amount of a proposed B Borrowing requested by the Company and the aggregate amount of B Advances offered to be made by the Banks and accepted by the Company in respect of such B Borrowing, if notice of such A Borrowing is given by the Company within two Business Days of the date of such B Borrowing) and shall consist of A Advances of the same Type made on the same day by the Banks ratably according to their respective Commitments. Within the limits of each Bank's Commitment, the Company may from time to time borrow, prepay pursuant to Section 2.12, and reborrow under this Section 2.01.

Section 2.02. Making the A Advances.

2.02(a) Each A Borrowing shall be made on notice, given by the Company to the Agent not later than 11:00 a.m. (New York City time) on the day of the proposed A Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed A Borrowing in the case of a Eurodollar Rate Borrowing. The Agent thereupon shall give to each Bank prompt notice thereof by telecopier, telex or cable. Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately in writing, in substantially the form of Exhibit B-l hereto, specifying therein the requested (i) date of such A Borrowing, (ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an A Borrowing comprised of Eurodollar Rate Advances, initial Interest Period for each such A Advance. Each Bank shall, before 1:00 p.m. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 8.02, in same day funds, such Bank's ratable portion of such A Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Agent will make such funds available to the Company at the Agent's aforesaid address.

2.02(b) Each Notice of A Borrowing shall be irrevocable and binding on the Company. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Company shall indemnify each Bank against any loss, cost or expense incurred by such Bank on account of any failure to fulfill on or before the date specified for such A Borrowing in such Notice of A Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund the A Advance to be made by such Bank as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date.

2.02(c) Unless the Agent shall have received notice from a Bank prior to 1:00 p.m. (New York City time) on the day of any A Borrowing that such Bank will not make available to the Agent such Bank's ratable portion of such A Borrowing, the Agent may assume that such Bank has made such portion available to the Agent on the date of such A Borrowing in accordance with subsection (a) of this Section 2.02 and the Agent may, in reliance upon such assumption, make available to the Company on such date a corresponding amount. If and to the extent that such Bank shall not have so made such ratable portion available to the Agent, such Bank and the Company severally agree to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Company until the date such amount is repaid to the Agent, at (i) in the case of the Company, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Bank, the Federal Funds Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's A Advance as part of such A Borrowing for purposes of this Agreement.

2.02(d) The failure of any Bank to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Bank shall be responsible for the failure of any other Bank to make the A Advance to be made by such other Bank on the date of any A Borrowing.

Section 2.03 Conversion to Term Loan, Repayment. On the Termination Date, immediately prior to the time when the aggregate unpaid principal amount of the A Advances would otherwise be due, the aggregate unpaid principal amount of the A Advances then outstanding shall automatically convert into a term loan which the Company shall repay to the Agent for the ratable account of the Banks on the Maturity Date. The amounts so converted shall be treated for all purposes of this Agreement as A Advances except that after the Termination Date:

     (a)  the Company may not make any additional borrowings;

     (b)  any amounts paid or prepaid may not be reborrowed;

     (c) the amount of each Bank's Commitment shall be equal at all times to the principal amount of the A Borrowing payable to such Bank from time to time, and the Company shall continue to pay the Facility Fee based on each Bank's Commitment through the Maturity Date;

     (d)  the provisions of Section 2.17 shall not be effective;

     (e) no Bank shall have the right to assign its rights in any A Advances outstanding.

Section 2.04. Interest Rate on A Advances. The Company shall pay interest on the unpaid principal amount of each A Advance made by each Bank from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum: (i) during each period in which such A Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, and (ii) during each period in which such A Advance is a Eurodollar Rate A Advance, at a rate per annum equal at all times during each relevant Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the applicable margin (the "Applicable Margin"), expressed as rate per annum, in effect from time to time determined as set forth below, payable on the last day of each such Interest Period.

                                                    Applicable
                                                      Margin
- ---------------------------------------------------------------
(1) On each day on which the Company's long-term
senior unsecured debt is rated at least A- by S&P
and at least A3 by Moody's                            0.19%
- ---------------------------------------------------------------
(2) On each day on which the Company's long-term
senior unsecured debt is rated BBB+ or lower
by S&P and Baa1 or lower by Moody's                   0.25%
- ---------------------------------------------------------------

If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by the Company and approved in writing by the Majority Banks, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between the Company and the Agent, and the Company and the Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the Applicable Margin thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (B) otherwise, the Applicable Margin as set forth under clause (2) above.

Section 2.05. The B Advances.

2.05(a) Each Bank severally agrees that the Company may make B Borrowings under this Section 2.05 from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each B Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Banks.

2.05(a)(i) The Company may request a B Borrowing under this Section 2.05 by delivering to the Agent, by telecopier, telex or cable, confirmed immediately in writing, a notice of a B Borrowing (a "Notice of B Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be later than the Termination Date but may otherwise be from 14 to 180 days following the date of such B Advance if the Company shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Banks shall be fixed rates per annum (a "Fixed Rate Borrowing") and either 1, 2, 3, or 6 months from the date of such B Borrowing if the Company shall specify in the Notice of B Borrowing that such B Borrowing is to be a Borrowing consisting of Eurodollar Rate B Advances (a "Eurodollar Rate B Borrowing")), the interest payment date or dates relating thereto, and any other terms to be applicable to such B Borrowing, not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed B Borrowing if the Company shall specify in the Notice of B Borrowing that such B Borrowing is to be a Fixed Rate Borrowing and (B) at least four Business Days prior to the date of the proposed B Borrowing, if the Company shall instead specify in the Notice of B Borrowing that such B Borrowing is to be a Eurodollar Rate B Borrowing. The Agent shall in turn promptly notify each Bank of each request for a B Borrowing received by it from the Company by sending such Bank a copy of the related Notice of B Borrowing.

2.05(a)(ii) Each Bank may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B Advances to the Company as part of such proposed B Borrowing at a rate or rates of interest specified by such Bank in its sole discretion (such rate of interest to be a fixed rate if the Company requested Fixed Rate Advances, or a margin over the Eurodollar Rate if the Company requested Eurodollar Rate B Advances), by notifying the Agent (which shall give prompt notice thereof to the Company), before 10:00 a.m. (New York City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause
(A) of paragraph (i) above and (B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, of the minimum amount and maximum amount of each B Advance which such Bank would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.05(a), exceed such Bank's Commitment), the rate or rates of interest therefor (specified as stated in this paragraph (ii)) and such Bank's Applicable Lending Office with respect to such B Advance; provided that if the Agent in its capacity as a Bank shall, in its sole discretion, elect to make any such offer, it shall notify the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Banks. If, by 10:00 a.m. (New York City time) on the date on which notice of a Bank's election under this Section 2.05(a)(ii) is to be made, the Agent fails to receive, at its address referred to in Section 8.02, the notice from a Bank provided for in this Section 2.05(a)(ii), the Agent may conclusively presume that such Bank has elected not to offer to make any B Advances to the Company with respect to the related Notice of B Borrowing.

2.05(a)(iii) The Company shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, either:

(x) cancel such B Borrowing by giving the Agent notice to that effect, or

(y) accept one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(ii), in its sole discretion, by giving notice to the Agent of the amount of each B Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Company by the Agent on behalf of such Bank for such B Advance pursuant to Section 2.05(a)(ii) above) to be made by each Bank as part of such B Borrowing, and reject any remaining offers made by Banks pursuant to Section 2.05(a)(ii) above by giving the Agent notice to that effect.

2.05(a)(iv) If the Company notifies the Agent that such B Borrowing is canceled pursuant to Section 2.05(a)(iii)(x) above, the Agent shall give prompt notice thereof to the Banks and such B Borrowing shall not be made.

2.05(a)(v) If the Company accepts one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(iii)(y) above, the Agent shall in turn promptly (A) notify each Bank that has made an offer as described in Section 2.05(a)(ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Bank pursuant to
Section 2.05(a)(ii) above have been accepted by the Company, (B) notify each Bank that is to make a B Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Bank as part of such B Borrowing, and (C) notify each Bank that is to make a B Advance as part of such B Borrowing that the applicable conditions set forth in Article 5 appear to have been satisfied. Each Bank that is to make a B Advance as part of such B Borrowing shall, before 1:00 p.m. (New York City time) on the date of such B Borrowing specified in the notice received from the Agent pursuant to clause (A) of the preceding sentence and when such Bank shall have received notice from the Agent pursuant to clause
(C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at its address referred to in Section 8.02 such Bank's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article 5 and after receipt by the Agent of such funds, the Agent will make such funds available to the Company at the Agent's aforesaid address. Promptly after each B Borrowing the Agent will notify each Bank of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

2.05(b) Each Notice of B Borrowing shall request an aggregate amount of B Advances not less than $50,000,000 or an integral multiple of $5,000,000 in excess thereof provided that the Company may accept offers aggregating less than $50,000,000 and offers which are not an integral multiple of $5,000,000 and provided further that following the making of each B Borrowing, the Company shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above. Within the limits and on the conditions set forth in this Section 2.05, the Company may from time to time borrow under this Section 2.05, repay or prepay pursuant to Section 2.05(c), and reborrow under this Section 2.05, provided that a B Borrowing shall not be made within three Business Days of the date of any other B Borrowing.

2.05(c) On the maturity date of each B Advance (such maturity date being that specified by the Company for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i)) the Company shall repay to the Agent for the account of the Bank which has made such B Advance the then unpaid principal amount of such B Advance. The Company shall have no right to prepay any principal amount of any B Advance.

2.05(d) The Company shall pay interest on the unpaid principal amount of each B Advance, from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the fixed rate of interest for such B Advance (in the case of a Fixed Rate B Advance) specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above or (in the case of a Eurodollar Rate B Advance) the margin specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above plus the Eurodollar Rate determined with respect to such B Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Company for such B Advance in the related Notice of B Borrowing delivered pursuant to
Section 2.05(a)(i) above.

2.05(e) The indebtedness of the Company resulting from all B Advances made by a Bank shall be evidenced by a single B Note payable to the order of such Bank covering all Fixed Rate Advances, and a single B Note payable to the order of such Bank covering all Eurodollar B Advances, made by such Bank.

2.05(f) Any Bank may, without the prior written consent of the Company, sell or assign all or any part of such Bank's rights in any or all of the B Advances made by such Bank or the B Notes in connection with such B

Advances, provided, however, that (i) any such sale or assignment shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the selling or assigning Bank shall otherwise comply with all federal and state securities laws applicable to such transaction; (ii) no purchaser or assignee in such a transaction shall thereby become a "Bank" for any purpose under this Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Company hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, and (v) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

Section 2.06. Fees. The Company agrees to pay to the Agent for the account of each Bank a facility fee ("Facility Fee") on such Bank's Commitment, without regard to usage. Such fee shall be payable for the periods from the date hereof in the case of each Bank named in Section 1.02, and from the effective date on which any other Bank becomes a party hereto, until the Termination Date at the rate per annum set forth below in effect from time to time determined as set forth below.


                                                    Facility Fee
- ---------------------------------------------------------------
(1) On each day on which the Company's long-term
senior unsecured debt is rated at least A- by S&P
and at least A3 by Moody's                            0.06%
- ---------------------------------------------------------------
(2) On each day on which the Company's long-term
senior unsecured debt is rated BBB+ or lower
by S&P and Baa1 or lower by Moody's                   0.15%
- ---------------------------------------------------------------


Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement and on the Termination Date.

If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by the Company and approved in writing by the Majority Banks, the fees during the thirty days following such ratings becoming unavailable shall be those in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between the Company and the Agent, and the Company and the Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the fees thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the fees in effect immediately prior to such cessation or (B) otherwise, the fees as set forth under clause (2) above.

Section 2.07. Compensating Balances. The Company shall (i) maintain with each Bank during each calendar year during which such Bank has any Commitment hereunder a compensating balance of demand deposits equal to one percent (1%) of the amount of such Bank's Commitment in effect from time to time without regard to usage or (ii) pay a fee in lieu thereof as follows. On February 15 of each year the Company shall pay to each Bank a fee (if such fee is payable pursuant to the preceding sentence), calculated with respect to the calendar year ending the preceding December 31 in an amount equal to the average Federal Funds Rate during such year times the excess, if any, of the average compensating balance required with respect to such Bank pursuant to this
Section 2.07 during such calendar year over the Company's average balances of demand deposits maintained with such Bank during such calendar year. The amount of compensating balance and fees required during a calendar year shall be prorated for any calendar year during which this Agreement is not in effect for the entire year.

Section 2.08. Reduction of the Commitments.

2.08(a) Optional Reductions. The Company shall have the right, upon t least 10 Business Days' notice to the Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments of the Banks, provided that the aggregate amount of the Commitments of the Banks shall not be reduced to an amount which is less than the aggregate principal amount of the B Advances then outstanding.

2.08(b) Mandatory Reduction. At the close of business on the Termination Date, the aggregate Commitments of the Banks shall be automatically and permanently reduced, on a pro rata basis, by an amount equal to the amount by which the aggregate Commitments immediately prior to giving effect to such reduction exceeds the aggregate unpaid principal amount of the A Advances then outstanding.

Section 2.09. Additional Interest on Eurodollar Rate A Advances.  The
Company shall pay to each Bank, so long as such Bank shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate A Advance of such Bank, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for the Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Bank for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Bank and notified to the Company through the Agent.

Section 2.10. Eurodollar Interest Rate Determination.

2.10(a) Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining each Eurodollar Rate. If any one or more of the Reference Banks shall not furnish such timely information to the Agent for the purpose of determining any such interest rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks.

2.10(b) The Agent shall give prompt notice to the Company and the Banks of the Eurodollar Rate determined by the Agent.

2.10(c) If fewer than two Reference Banks furnish timely information to the Agent for determining the Eurodollar Rate for any Eurodollar Rate Advances, the Agent shall determine the interest rate for deposits in U.S. Dollars for a period equal to that of the relevant Interest Period on the Telerate page 3750 quoted as of 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or, if such page on such service ceases to display such information, such other page as may replace it on that service for the purpose of displaying such information, and the rate so determined shall be used as the Eurodollar Rate for such Eurodollar Rate Advances. If such rate is not so displayed on that service,

(i) the Agent shall forthwith notify the Company and the Banks that the interest rate cannot be determined for such Eurodollar Rate Advances,

(ii) each such Advance, if an A Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base
Rate Advance (or if the Company was attempting to Convert a Base Rate Advance into a Eurodollar Rate A Advance, such Advance will continue as a Base Rate Advance), and

(iii) the obligation of the Banks to make Eurodollar Rate B Advances, or to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Agent shall notify the Company and the Banks that the circumstances causing such suspension no longer exist.

2.10(d) If, with respect to any Eurodollar Rate A Advances, the Majority Banks notify the Agent that the Eurodollar Rate for any Interest Period for such A Advances will not adequately reflect the cost to such Majority Banks of making, funding or maintaining their respective Eurodollar
Rate A Advances for such Interest Period, the Agent shall forthwith so notify the Company and the Banks, whereupon

(i) each Eurodollar Rate A Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

(ii) the obligation of the Banks to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Agent shall notify the Company and such Banks that the circumstances causing such suspension no longer exist.

2.10(e) If the Company shall fail to select the duration of any Interest Period for any Eurodollar Rate A Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 9.01, the Agent will forthwith so notify the Company and the Banks and such A Advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

Section 2.11. Voluntary Conversion of A Advances. The Company may on any Business Day, upon notice given to the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.10 and 2.14, Convert all A Advances of one Type comprising the same A Borrowing into Advances of another Type; provided, however, that any Conversion of any Eurodollar Rate A Advances into Base Rate Advances shall be made on, and only on, the last day of an Interest Period for such Eurodollar Rate A Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate A Advances, the duration of the Interest Period for each such A Advance.

Section 2.12. Prepayments. The Company shall have the right at any time and from time to time, upon prior written notice from the Company to the Agent, to prepay the outstanding principal obligations evidenced by the A Notes in whole or ratably (except as provided in Section 2.13(b), 2.14 or 2.17) in part and may be obligated to make certain prepayments of obligations evidenced by one or more A Notes subject to and in accordance with the following:

2.12(a) With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty and shall be made on at least two Business Days' prior written notice. The Company shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $25,000,000 or an integral multiple of $5,000,000 in excess thereof or, if less, the total amount of A Advances then outstanding.

2.12(b) With respect to Eurodollar Rate A Borrowings, such prepayment shall be made on at least 5 Business Days' prior written notice.
The Company shall designate in such notice the amount and date of such prepayment and the Eurodollar Rate A Borrowings against which each portion of each prepayment shall be applied, which portion shall be ratable as among the Banks. The minimum amount of each prepayment shall be an amount necessary to prepay the entire amount of the Eurodollar Rate A Borrowing with respect to which such prepayment is being made. The Company shall, on the date of the prepayment, pay to the Agent for the account of each Bank interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Bank for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Bank as a result of such prepayment, provided that such Bank shall exercise reasonable efforts to minimize any such losses, costs and expenses.

2.12(c) If due to any prepayment pursuant to Section 2.14 or to the acceleration of any of the A Notes pursuant to Section 6.01 or otherwise, any Bank receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate A Advance on any day other than the last day of an Interest Period with respect to such A Advance, the Company will pay to the Agent for the account of such Bank any amounts which may be payable to such Bank by the Company by reason of payment on such day as provided in Section 2.12(b).

Section 2.13. Increases in Costs.

2.13(a) If, due to either (1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or increase of reserve requirements referred to in Section 2.09) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after August 15, 1980 or (2) the compliance with any request from or by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the costs incurred by any Bank in agreeing to make or making, funding or maintaining any Eurodollar Rate A Advance then or at any time thereafter outstanding, then the Company shall from time to time, upon demand of such Bank (with a copy of such demand to the Agent), pay to the Agent for the account of such Bank such amounts as shall be required to compensate such Bank for such increased cost, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost. A certificate as to the amount of such increase in costs, submitted to the Company and the Agent by such Bank, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

2.13(b) If any Bank determines that compliance with any law or regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after December 31, 1990 affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and that the amount of such capital is increased by or based upon the existence of such Bank's commitment to lend hereunder and other commitments of this type, then, upon demand by such Bank (with a copy of such demand to the Agent), the Company shall immediately pay to the Agent for the account of such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank in the light of such circumstances, to the extent that such Bank reasonably determines such increase in capital to be allocable to the existence of such Bank's commitment to lend hereunder, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Company hereunder. A certificate as to such amounts submitted to the Company and the Agent by such Bank, shall be conclusive and binding for all purposes, absent manifest error. Upon receipt of notice from any Bank claiming compensation pursuant to this Section 2.13(b) and as long as no Event of Default and no event which with notice or lapse of time or both would constitute an Event of Default shall have occurred and be continuing, the Company shall have the right, on or before the 30th day after the date of receipt of such notice, (i) to arrange for one or more Banks or other commercial banks to assume the Commitment of such Bank or (ii) to arrange for the Commitment of such Bank to be terminated and all A Advances owed to such Bank to be prepaid.

Section 2.14. Illegality. If there is any introduction of, or change in, or in the interpretation of, any law or regulation, which in the opinion of counsel for the Agent in the relevant jurisdiction shall make it unlawful, or if any central bank or other governmental authority shall assert that it is unlawful, for any Bank to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations with respect to Eurodollar Rate Advances as provided hereunder, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority and notice given to the Company (accompanied by such opinion, if applicable) by the Agent, the Company shall forthwith either (1) prepay in full all Eurodollar Rate A Advances made by such Bank as a part of Eurodollar Rate A Borrowings, with accrued interest thereon and all other amounts which may be payable to such Bank by the Company as provided in Section 2.12(b) or (2) Convert all such Eurodollar Rate A Advances made by such Bank into A Borrowings of another Type as provided in Section 2.11. Upon such demand or such notice of prepayment or Conversion, the obligation of such Bank to make or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until such time as the event giving rise to such prepayment or Conversion shall no longer apply, at which time the Commitment of such Bank to make A Advances for the funding of, or Conversion to, Eurodollar Rate A Borrowings shall be reinstated, subject to its then available Commitment.

Section 2.15. Payments and Computations.

2.15(a) The Company shall make each payment hereunder and under the Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Agent at its address referred to in Section 8.02 in same day funds. The Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.05, 2.09, 2.13, 2.14, or 2.17) to the Banks for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Bank to such Bank for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. From and after the effective date of an assignment pursuant to Section 2.18, the Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Bank assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.

2.15(b) All computations of interest based on the Base Rate and of fees shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate or the Federal Funds Rate shall be made by the Agent, and all computations of interest pursuant to Section 2.09 shall be made by a Bank, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent (or, in the case of Section 2.09, by a Bank) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

2.15(c) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

2.15(d) Unless the Agent shall have received notice from the Company prior to the date on which any payment is due to the Banks hereunder that the Company will not make such payment in full, the Agent may assume that the Company has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that the Company shall not have so made such payment in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the Federal Funds Rate.

Section 2.16. Sharing of Payments, Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Sections 2.09, 2.13, 2.14 or 2.17), in excess of its ratable share of payments on account of the A Advances obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the A Advances made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (i) the amount of such Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Company agrees that any Bank so purchasing a participation from another Bank pursuant to this Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were creditor of the Company in the amount of such participation.

Section 2.17. Alteration of Commitments and Addition of Banks. By a written agreement executed only by the Company, the Agent and the Bank or bank affected:

(i) the Commitment of such Bank may be increased to the amount set forth in such agreement;

(ii) such bank may be added as a Bank with a Commitment as set forth in such agreement provided that it agrees to be bound by all the terms and provisions of this Agreement; and

(iii) the unused portion of the Commitment of such Bank may be reduced or terminated and the A Advances owing to such Bank may be prepaid in whole or in part, all as set forth in such agreement.

The Agent may execute any such agreement without the prior consent of any Bank (other than the Bank or bank affected), except that if at the time the Agent proposes to execute such agreement either (A) the Company's long-term senior unsecured debt is rated lower than BBB by S&P or lower than Baa2 by Moody's or
(B) an Event of Default, or an event which with notice or lapse of time or both would constitute an Event of Default, shall have occurred and be continuing, then the Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Banks and provided that the Agent shall not execute any such agreement without the prior written consent of the Majority Banks if such agreement would increase the total of the Commitments to an amount in excess of $1,100,000,000. The Agent shall give each Bank prompt notice of any such agreement becoming effective. All requests for Bank consent under the provisions of this Section 2.17 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in Exhibit C. On the Effective Date on which the Commitment of any Bank is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Company or such Bank, as the case may be, shall make available to the Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Agent shall distribute such funds received by it to the Company or to such Banks, as the case may be) so that at the close of business on such date the sum of the A Advances of each Bank then outstanding shall be in the same proportion to the total of the A Advances of all the Banks then outstanding as the Commitment of each Bank is to the total of the Commitments. The Agent shall give each Bank notice of the amount to be made available by, or to be distributed to, such Bank at least 5 Business Days before such payment is made.

Section 2.18. Assignments; Sales of Participations and Other Interests in Notes.

2.18(a) From time to time each Bank may with the prior consent of the Company and subject to the qualifications set forth below, assign to one or more Banks or other commercial banks (each such Bank or bank being an "Eligible Assignee") a portion of its rights and obligations under this Agreement (including, without limitation, a portion of its Commitment, the A Advances owing to it and all A Notes held by it) and will, at any time, if arranged by the Company pursuant to clause (A) of this sentence upon at least 30 days' notice to such Bank and the Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the A Advances owing to it and all A Notes held by it); provided, however, that if such Bank shall notify the Company and the Agent of its intent to request the Company's consent to an assignment, the Company shall have the right, for 30 days after receipt of such notice and so long as no Event of Default shall have occurred and be continuing, in its sole discretion either (A) to arrange for one or more Eligible Assignees to accept such assignment (a "Required Assignment") or (B) to arrange for the rights and obligations of such Bank (including, without limitation, such Bank's Commitment), and the total Commitments of the Banks to be reduced by an amount equal to the amount of such Bank's Commitment to be assigned and in connection with such reduction, to prepay that portion of the A Advances owing to such Bank which it proposes to assign; provided further that if the Company fails to notify such Bank that it has arranged for an assumption or reduction of the portion of Commitment to be assigned within 30 days of the receipt by the Company of such Bank's request for consent to assignment, the Company shall be deemed to consent to the proposed assignment; provided further that (i) any such assignment shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the A Notes under the blue sky laws of any state and the assigning Bank shall otherwise comply with all federal and state securities laws applicable to such assignment; (ii) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 and be an integral multiple of $5,000,000, and (iii) the aggregate amount of the Commitment of the assigning Bank assigned pursuant to all such assignments of such Bank (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Bank's Commitment (as set forth in Section 1.02, in the case of each Bank that is a party hereto as of September 30, 1994, or as set forth in the Register as the aggregate Commitment assigned to such Bank pursuant to one or more assignments, in the case of any assignee). No Bank shall be obligated to make a Required Assignment unless such Bank shall have received payments in an aggregate amount at least equal to the outstanding principal amount of all A Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Bank under this Agreement (including without limitation Section 2.12(c) provided that such Bank shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable). From and after the effective date of any assignment pursuant to this Section 2.18(a), (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment have the rights and obligations of a Bank hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by any assignment pursuant to this Section 2.18(a) for a period of nine months following the effective date specified in such assignment and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment relinquish its rights and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto). Notwithstanding any other provision in this Agreement, any Bank may at any time create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System.

2.18(b) The Agent shall maintain at its address referred to in Section 8.02 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the A Advances owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Company, the Agent and the Banks may treat each entity whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Agent from the assigning Bank of an assignment in form and substance satisfactory to the Agent executed by an assigning Bank and an assignee representing that it is an Eligible Assignee, together with each A Note subject to such assignment, and a processing and recording fee of $2,000, the Agent shall, if such assignment is a Required Assignment or has been consented to by the Company to the extent required by Section 2.18(a) or has been effected pursuant to Section 2.19(c),
(i) accept such assignment, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the Company. Within five Business Days after its receipt of such notice, the Company, at its own expense, shall execute and deliver to the Agent in exchange for each surrendered A Note a new A Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such assignment, and if the assigning Bank has retained a Commitment hereunder, a new A Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new A Note or A Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered A Note, shall be dated the effective date of such assignment and shall otherwise be substantially in the form of Exhibit A-1 or A-2 hereto, as appropriate.

2.18(c) Each Bank may sell participations in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by
it) to one or more affiliates of such Bank or to one or more other commercial banks; provided, however, that (i) any such participation shall not require the Company to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the Bank selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction, (ii) no purchaser of such a participation shall be considered to be a "Bank" for any purpose under the Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Company hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (v) such Bank shall remain the holder of such Notes for all purposes of this Agreement, and (vi) the Company, the Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

2.18(d) Any Bank may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 2.18, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Company furnished to such Bank by or on behalf of the Company; provided, however, that, prior to any such disclosure of information that is not publicly available, such Bank shall obtain the written consent of the Company, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such information received by it from such Bank except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process or by law or governmental regulation or authority.

Section 2.19.  Extension of Termination Date.

2.19(a) The Company may, by written notice to the Agent in the form of Exhibit F (each such notice being an "Extension Request") given no earlier than 60 days and no later than 30 days prior to the then applicable Termination Date, request that the then applicable Termination Date be extended to a date 364 days after the then applicable Termination Date. Such extension shall be effective with respect to each Bank which, by a written notice in the form of Exhibit G (a "Continuation Notice") to the Company and the Agent given no earlier than 30 days and no later than 20 days prior to the then applicable Termination Date, consents, in its sole discretion, to such extension (each Bank giving a Continuation Notice being referred to sometimes as a "Continuing Bank" and each Bank other than a Continuing Bank being a "Non-Extending Bank") provided, however, that such extension shall be effective only if the aggregate Commitments of the Continuing Banks are not less than 66-2/3% of the aggregate Commitments of the Banks on the date of the Extension Request. No Bank shall have any obligation to consent to any such extension of the Termination Date. The Agent shall notify each Bank of the receipt of an Extension Request within three (3) Business Days after receipt thereof. The Agent shall notify the

Company and the Banks no later than 15 days prior to the applicable Termination Date whether the Agent has received Continuation Notices from Banks holding at least 66-2/3% of the Aggregate Commitments on the date of the Extension Request.

2.19(b) The Commitment of each Non-Extending Bank shall terminate at the close of business on the Termination Date in effect prior to the delivery of such Extension Request without giving any effect to such proposed extension and on such Termination Date the Company shall take one of the following three actions:

(i) Replace the Non-Extending Banks pursuant to Section 2.19(c); or

(ii) Pay to the Agent, for the account of the Non-Extending Banks, an amount equal to the Non-Extending Banks' A Advances, together with accrued but unpaid interest and fees thereon and all other amounts then payable hereunder; or

(iii) By giving notice to the Agent no later than three days prior to the Termination Date, elect not to extend the Termination Date beyond the then applicable Termination Date and in this event the Company may in its sole discretion repay any amount of the A Advances then outstanding or make an A Borrowing pursuant to Article 2 and the amount of the A Advances outstanding thereafter shall convert to a term loan pursuant to Section 2.03.

2.19(c) A Non-Extending Bank shall be obligated, at the request of the Company to assign at any time prior to the close of business on the Termination Date applicable to such Non-Extending Bank all of its rights (other than rights that would survive the termination of the Agreement pursuant to
Section 8.03) and obligations hereunder to one or more Banks or other commercial banks nominated by the Company and willing to become Banks in place of such Non-Extending Bank (the "Replacement Banks"). In order to qualify as a Replacement Bank, a Bank or bank must satisfy all of the requirements of this Agreement (including without limitation the terms of Section 2.18 relating to Required Assignments). Such obligation of the Non-Extending Banks is subject to such Non-Extending Bank receiving (i) payment in full from the Replacement Banks of the principal amount of all Advances owing to such Non-Extending Bank immediately prior to an assignment to the Replacement Banks and (ii) payment in full from the Company of all accrued interest and fees and other amounts payable hereunder and then owing to such Non-Extending Bank immediately prior to the assignment to the Replacement Banks. Upon such assignment, the Non-Extending Bank shall no longer be a Bank, such Replacement Banks shall become Continuing Banks, and the Agent shall make appropriate entries in the Register to reflect the foregoing.


ARTICLE 3

Representations, Warranties and Certain Covenants


Section 3.01. Representations and Warranties by the Company. The Company represents and warrants as follows:

3.01(a) The Company is a duly organized corporation existing in good standing under the laws of the State of Delaware and is duly qualified to do business in, among other jurisdictions, the States of Florida, Kansas and Washington and in the Commonwealth of Pennsylvania.

3.01(b) The execution and delivery and the performance of the terms of this Agreement and the Notes are within the Company's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of the Company or any contractual restriction binding on the Company.

3.01(c) This Agreement is, and the Notes when duly executed and delivered for value will be, legal and binding obligations of the Company, enforceable against the Company in accordance with their respective terms.

3.01(d) In the Company's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

3.01(e)  The Consolidated statement of financial position as of December
31, 1993 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of the Company and the Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of the Company to repay the Advances.

3.01(f) The Company is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve
System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of the Company only or of the Company and its subsidiaries on a consolidated basis) subject to the provisions of Section 4.02(h) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

Section 3.02. Representation by the Banks. Each Bank represents that its present intent is that it will acquire the A Notes drawn to its order for its own account and that each such A Note is being acquired for the purpose of investment and not with a view to distribution or resale thereof, subject, nevertheless, to the necessity that such Bank remain in control at all times of the disposition of property held by it for its own account.


ARTICLE 4

Covenants of the Company


Section 4.01. Affirmative Covenants of the Company. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding the Company will:

4.01(a) Furnish to the Banks: (1) within 60 days after the close of each of the first three quarters of each of the Company's fiscal years, a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of the Company and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of the Company, (2) within 120 days after the close of each of the Company's fiscal years, and if requested by the Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of the Company showing in detail the computations required by the provisions of Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.02(e), 4.02(f),
4.03(a), 4.03(b) and 4.03(c) hereof, based on the figures which appear on the books of account of the Company and the Subsidiaries at the close of such quarters, (3) within 120 days after the close of each of the Company's fiscal years, a copy of the annual audit report of the Company, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of the Company and the Subsidiaries for such fiscal year, (4) within 120 days after the close of each of the Company's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Banks pursuant to the provisions of clause (3) of this subsection (a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that the Company had been in violation of the provisions of any one of the following Sections: Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.02(e),
4.02(f), 4.03(a), 4.03(b) and 4.03(c), at any time during such fiscal year, (5) promptly upon their becoming available, all financial statements, reports and proxy statements which the Company may send to its stockholders, (6) promptly upon their becoming available, all regular and periodic financial reports which the Company or any Subsidiary shall file with the Securities and Exchange Commission or any national securities exchange, (7) within 3 Business Days after the discovery of the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default with the passage of time or the giving of notice, or both, notice of such occurrence together with a detailed statement by a responsible officer of the Company of the steps being taken by the Company or the appropriate Subsidiary to cure the effect of such event and (8) such other information respecting the financial condition and operations of the Company or the Subsidiaries as the Agent may from time to time reasonably request.

4.01(b) Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by the Company or the appropriate Subsidiary.

4.01(c) Maintain, and cause each Subsidiary to maintain, with financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of the Company or the appropriate Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by the Company through its program of self insurance.

4.01(d) Maintain an excess of Consolidated Current Assets over Consolidated Current Indebtedness of at least $250,000,000.

Section 4.02. General Negative Covenants of the Company. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding, the Company will not:

4.02(a) Create, incur, assume or suffer to exist any mortgage, pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Fixed Assets, or upon or with respect to the Fixed Assets of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Fixed Assets, except (1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations, (2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to the Company or such Subsidiary and other liens of like nature made in the ordinary course of business, (3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith, (4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by the Company or the affected Subsidiary, and (5) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Indebtedness for which all such liens, charges and encumbrances serve as security does not exceed 15% of Consolidated Net Fixed Assets; provided, however, that any liens, charges or encumbrances permitted by this clause (5) must secure only Funded Indebtedness permitted by the terms of this Agreement (including the current portion of any Indebtedness the remainder of which is Funded Indebtedness).

4.02(b) Create, incur, assume or suffer to exist any Funded Indebtedness of the Company or of any Subsidiary which would cause Consolidated Funded Indebtedness (exclusive of Subordinated Indebtedness) at such time to exceed 90% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

4.02(c) Create, incur, assume or suffer to exist any Indebtedness of the Company or of any Subsidiary which would cause indebtedness for borrowed money (exclusive of Subordinated Indebtedness) on a Consolidated basis at such time to exceed 115% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

4.02(d) Make any payment, or permit any Subsidiary to make any payment, of principal or interest on any Indebtedness which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party.

4.02(e) Sell, lease or otherwise transfer, or permit any Subsidiary to sell, lease or otherwise transfer, a portion of its Fixed Assets constituting a division, branch or other operating unit, which shall cause the total of all such sales, leases or other transfers by the Company and the Subsidiaries to equal or exceed a value of $50,000,000 in any one fiscal year or a total value of $150,000,000. Any value as used in this subsection (e) shall be measured by the depreciated value as reflected on the books of account of the Company or the appropriate Subsidiary.

4.02(f) Declare or pay any dividends, purchase, redeem or otherwise acquire for value any of its stock now or hereafter outstanding, return any capital to its stockholders, or make any distribution of its assets to its stockholders as such, except that the Company may (1) declare and deliver stock dividends, (2) redeem stock with the proceeds received from the issuance of new shares and (3) declare and pay dividends to its stockholders and purchase its own outstanding capital stock solely out of a fund made up of the total of (A) 50% of Consolidated net earnings of the Company arising after January 1, 1990 computed on a cumulative basis, (B) the net proceeds received by the Company after January 1, 1990 from the sale of additional shares of its capital stock or of convertible securities to the extent that such convertible securities have been converted into capital stock, (C) an amount equal to the cost of all shares of its common stock held as of January 1, 1990 plus the cost of any shares of its common stock reacquired by the Company after January 1, 1990 and distributed pursuant to the Company's incentive compensation plan, (D) an amount equal to the cost of all shares of its common stock reacquired by the Company after January 1, 1990 and sold pursuant to the exercise of options issued under a stock option plan of the Company and (E) $100,000,000.

4.02(g) Enter into any merger or consolidation unless, in the case of a merger, the Company shall be the surviving corporation, and, in the case of either a merger or a consolidation, there shall have been no violation of any of the terms of this Agreement as a result of, or in existence immediately after, such merger or consolidation.

4.02(h) Sell or otherwise transfer, or pledge, hypothecate or otherwise encumber, the ownership interest of the Company in any Subsidiary excepting (1) any such sale, transfer or pledge to any Subsidiary, (2) any such sale to any party for fair market value received in cash or (3) any such sale to any party for fair market value received in proceeds other than cash provided all such proceeds received from time to time with respect to such sales do not exceed 10% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness, computed after giving effect to such sales.

Section 4.03. Negative Covenants of the Company with Respect to Equipment Financing. From the date of this Agreement and so long as any amount shall be payable by the Company to any Bank hereunder or any Commitment shall be outstanding, the Company will not:

4.03(a) At any time permit the total of (1) the aggregate value of all Equipment owned by the Company and the Subsidiaries and capitalized on their books of account (other than items of Equipment used by the Company and the Subsidiaries for transportation or demonstration in the conduct of business) after deduction of any related Investment Tax Credit and (2) the unpaid principal amount of indebtedness of customers to the Company and the Subsidiaries arising out of the purchase by such customers of Equipment, to exceed 65% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

4.03(b) At any time permit the aggregate of the "Net Value" of all Equipment owned by the Company and the Subsidiaries and capitalized on their books of account (other than items of Equipment used by the Company and the Subsidiaries for transportation or demonstration in the conduct of business) to exceed 30% of the total at such time of Consolidated Net Worth and Consolidated

Subordinated Indebtedness. For the purposes of this subsection (b), the "Net Value" of any item of Equipment shall be determined by subtracting from the value of such item as reflected on the books of account of the Company or the appropriate Subsidiary (1) any related Investment Tax Credit and (2) the amount of all lease rental payments to be made by the lessee of such item to the Company or to the appropriate Subsidiary (exclusive of any such payments to be made during any period of the term of the lease of such item which may be canceled at the option of the lessee acting alone and exclusive of any portion of such lease payments in excess of the book value of such item).

4.03(c) Create, incur, assume or suffer to exist any Contingent Customer Indebtedness of the Company or of any Subsidiary which would cause
Consolidated Contingent Customer Indebtedness at such time to exceed 35% of the total at such time of Consolidated Net Worth and Consolidated Subordinated Indebtedness.

Section 4.04. Waivers of Covenants. The departure by the Company or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure shall have been consented to in advance in a writing signed by Banks representing 66-2/3% or more of the then outstanding aggregate principal amount of the A Notes or, if no such principal or face amount is outstanding, Banks having at least 66-2/3% of the total of the Commitments, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by the Company or any Subsidiary when properly consented to by the required number of Banks as set out in the preceding sentence shall not constitute an Event of Default under Section 6.01(c).


ARTICLE 5

Conditions Precedent to Borrowings


Section 5.01. Conditions Precedent to the Initial Borrowing. The obligation of each Bank to make its initial Advance is subject to the fulfillment of all of the following conditions:

The Agent shall have received on or before the day of the initial Borrowing all of the following, each dated the day of the initial Borrowing, in form and substance satisfactory to the Agent and its counsel.

5.01(a) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by the Company to the Agent for delivery to each Bank.

5.01(b) Copies of all documents, certified by an officer of the Company, evidencing necessary corporate action by the Company and governmental approvals, if any, with respect to this Agreement and the Notes.

5.01(c) A certificate of the Secretary or an Assistant Secretary of the Company which shall certify the names of the officers of the Company authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of the Company canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

5.01(d) A favorable opinion of the chief legal officer of the Company substantially in the form of Exhibit D hereto and as to such other matters as the Agent may reasonably request, which opinion the Company hereby expressly instructs such chief legal officer to prepare and deliver.

5.01(e) A favorable opinion of Shearman & Sterling, counsel for the Agent, substantially in the form of Exhibit E hereto.

Section 5.02. Conditions Precedent to Each A Borrowing. The obligation of each Bank to make an A Advance on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by the Company of the proceeds of such A Borrowing shall be a representation by the Company that:

(i) the representations and warranties contained in Section 3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date); and

(ii) as of each such date no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

Section 5.03. Conditions Precedent to Each B Borrowing. The obligation of each Bank to make a B Advance on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that (1) the Company shall have furnished to the Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of the Company and the Subsidiaries as of the end of each of the first three quarters of the Company's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of the Company and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of the Company and (y) a copy of the annual audit report of the Company, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of the financial position of the Company and the Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of the Company and the Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of the Company is due pursuant to Section 4.01(a)(3)) and
(2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by the Company of the proceeds of such B Borrowing shall be a representation by the Company that:

(i) the representations and warranties contained in Section 3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

(ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

(iii) no event has occurred and no circumstance exists as a result of which the information concerning the Company that has been provided by the Company to the Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.


ARTICLE 6

Events of Default

Section 6.01. Events of Default. The following shall constitute the Events of Default:

6.01(a) Failure by the Company to make when due any payment of principal of or interest on any Note when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter.

6.01(b) When any representation or warranty made by the Company in connection with the execution and delivery of this Agreement, or the Notes or otherwise furnished pursuant hereto shall prove to be at any time incorrect in any material respect.

6.01(c) Failure by the Company to perform any other term, covenant or agreement contained in this Agreement, and such failure is not remedied within 15 days after written notice thereof shall have been given to the Company by the Agent, at the request, or with the consent, of Banks representing 33-1/3% or more of the total of the Commitments.

6.01(d) Failure of (1) the Company or (2) any Subsidiary with an aggregate Net Worth and Subordinated Indebtedness exceeding 3% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness to pay when due on any regularly scheduled payment date or following acceleration thereof any obligation for the payment of borrowed money or for the deferred purchase price of property, or any interest thereon, if the aggregate unpaid principal amount of the obligation with respect to which such failure to pay occurred equals or exceeds $3,000,000 and such failure is not remedied within 5 Business Days after notice thereof is received from the Agent or the creditor on such obligation.

6.01(e)  The Company or any Subsidiary

(1) shall incur liability with respect to any employee pension benefit plan in excess of $100,000,000 in the aggregate under

(A) Sections 4062, 4063, 4064 or 4201 of the Employee Retirement Income Security Act of 1974 ("ERISA"); or

(B) otherwise under Title IV of ERISA as a result of any reportable event within the meaning of ERISA (other than a reportable event as to which the provision of 30 days' notice is waived under applicable regulations);

(2) shall have or shall be likely to have a lien imposed on its property and rights to property under Section 4068 of ERISA on account of a liability in excess of $25,000,000 in the aggregate; or

(3) shall incur or shall be likely to incur liability under Title IV of ERISA

(A) in excess of $25,000,000 in the aggregate as a result of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

(B) in excess of $25,000,000 in the aggregate as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

6.01(f) With respect to the Company, on the happening of any of the following events and, with respect to any Subsidiary with an aggregate Net Worth and Subordinated Indebtedness exceeding 3% of the sum of Consolidated Net Worth and Consolidated Subordinated Indebtedness, 5 Business Days after the happening of any such event, provided the same has not then been cured or stayed: (1) the insolvency or bankruptcy of the Company or any such Subsidiary, (2) the cessation by the Company or any such Subsidiary of the payment of its debts as they mature, (3) the making of an assignment for the benefit of the creditors of the Company or any such Subsidiary, (4) the appointment of a trustee or receiver or liquidator for the Company or any such Subsidiary or for a substantial part of the property of any of them, or (5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against the Company or any such Subsidiary under the laws of any jurisdiction.

If an Event of Default shall occur or be continuing, then, the Agent shall at the request, or may with the consent, of Banks having at least 33-1/3% of the total of the Commitments, by notice to the Company, (A) declare the obligation of each Bank to make further Advances to be terminated, whereupon the same shall forthwith terminate, and (B) declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Company provided, however, that in the event of any order for relief with respect to the Company under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (A) the obligation of each Bank to make Advances shall automatically be terminated and (B) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Company.

ARTICLE 7

The Agent

Section 7.01. Authorization and Action. Each Bank hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including without limitation, enforcement or collection of the Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of holders of at least 50% in principal amount of the A Notes then outstanding (or if no A Notes are at the time outstanding, upon the instructions of Banks having at least 50% of the Commitments), and such instructions shall be binding upon all Banks and all holders of Notes; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Bank prompt notice of each notice given to it by the Company pursuant to the terms of this Agreement.

Section 7.02. Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent: (a) may treat the payee of any Note as the holder thereof until the Agent receives and accepts an assignment entered into by the Bank which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.18;
(b) may consult with legal counsel (including counsel for the Company), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of the Company or to inspect the property (including the books and records) of the Company; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and (f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

Section 7.03.  Citibank, N.A. and Affiliates.  With respect to its
Commitment, the Advances made by it, and the Notes issued to it, Citibank, N.A. shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not the Agent; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Citibank, N.A. in its individual capacity. Citibank, N.A. and its affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its subsidiaries and any person or entity who may do business with or own securities of the Company or any subsidiary, all as if Citibank, N.A. were not the Agent and without any duty to account therefor to the other Banks.

Section 7.04. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in Section 3.01(e) and the representations and warranties contained in Sections 3.01 and 3.02 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

Section 7.05.  Indemnification.  The Banks agree to indemnify the Agent
(to the extent not reimbursed by the Company), ratably according to the respective principal amounts of the A Notes then held by each of them (or if no A Notes are at the time outstanding or if any A Notes are held by persons which are not Banks, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Agent is not reimbursed for such expenses by the Company.

Section 7.06. Successor Agent. The Agent may resign at any time by giving written notice thereof to the Banks and the Company and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. If no successor Agent shall have been so appointed by the Majority Banks, and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the removal of the retiring Agent as provided herein, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

Section 7.07.  Certain Obligations May be Performed by Affiliates.  The
Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Agent to receive, pay, or otherwise handle funds or Notes and provided that the Agent shall continue to be responsible to the Company and the Banks for the due performance of the Agent's obligations under this Agreement.


ARTICLE 8

Miscellaneous

Section 8.01. Modification, Consents and Waivers. No failure or delay on the part of any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Company in any case shall entitle the Company to any other or further notice or demand in similar or other circumstances. No amendment or waiver of any provision of this Agreement or of the A Notes, nor consent to any departure by the Company therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following: (a) waive any of the conditions specified in Section 5.01, 5.02, or 5.03, (b) except as provided in Section 2.17 or Section 2.19, increase the Commitments of the Banks or subject the Banks to any additional obligations, (c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes or the number of Banks required for the Banks or any of them to take any action hereunder, or (f) amend this Section 8.01; and provided further, that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to the Banks required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note. Notwithstanding the foregoing, this Section 8.01 shall not affect the provisions of Section 4.04 or 6.01.

Section 8.02. Addresses for Notices. All communications and notices provided for hereunder shall be by telex or in writing and, if to the Agent, mailed, telexed or delivered to it, addressed to it at its office at Citibank, N.A., New York Transportation - Airlines, 399 Park Avenue, New York, New York 10043 and, if to the Company, mailed, telexed or delivered to it, addressed to it at its office at 7755 East Marginal Way South, Seattle, Washington 98108,
Attention: Treasurer, and, if to any Bank, to its office at the address given on the signature pages of this Agreement; or, as to each party, at such other address as shall have been designated by such party in a written notice to each other party referring specifically to this Agreement.

Section 8.03. Costs, Expenses and Taxes. The Company agrees to pay all costs and expenses in connection with the preparation, execution and delivery of this Agreement and the Notes (including printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement and the Notes (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Banks and other holders of the Notes harmless from any and all liabilities with respect to or resulting from any delay or omission to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement and the Notes.

Section 8.04. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Company, the Banks and the Agent, and their respective successors and assigns, except that the Company may not assign or transfer its rights hereunder without the prior written consent of the Banks.

Section 8.05. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

Section 8.06. Governing Law. This Agreement and the Notes shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

Section 8.07. Headings. The Table of Contents and Article and Section headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

Section 8.08. Execution in Counterparts. This Agreement may be executed by the parties hereto individually or in any combinations of the parties hereto in several separate counterparts, each of which shall be an original and all of which taken together shall constitute one and the same agreement.

Section 8.09. Right of Set-Off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Bank is hereby authorized at any time and from time to time to the fullest extent permitted by law, without notice to the Company (any such notice being expressly waived by the Company), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of the Company against any and all of the obligations of the Company now or hereafter existing under this Agreement and the Notes held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or such Notes and although such obligations may be unmatured. Each Bank shall promptly notify the Company after any such setoff and application made by such Bank, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.

Section 8.10. Agreement in Effect. This Agreement shall become effective upon its execution and delivery, respectively, to the Agent and the Company by the Company, the Agent, and each Bank listed in Section 1.02.


ARTICLE 9

Definitions and Accounting Terms


Section 9.01. Defined Terms. As used in this Agreement, the following terms shall have the meanings set out respectively after each:

"A Advance"--An advance made by a Bank to the Company as part of an A Borrowing and refers to a Base Rate Advance or a Eurodollar Rate A Advance, each of which shall be a "Type" of A Advance.

"A Borrowing"--A borrowing consisting of simultaneous A Advances of the same Type made by each of the Banks pursuant to Section 2.01.

"A Note"--A promissory note of the Company payable to the order of any Bank, in substantially the form of Exhibit A-1 or A-2 hereto, evidencing the indebtedness of the Company to such Bank resulting from the aggregate of all Base Rate Advances and the aggregate of all Eurodollar Rate A Advances, respectively, made by such Bank.

"Advance"--An A Advance or a B Advance.

"Agent"--Citibank, N.A. acting in its capacity as agent for the Banks, or any successor Agent appointed pursuant to Section 7.06.

"Agreement"--This agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

"Applicable Lending Office"--With respect to each Bank, such Bank's
Domestic Lending Office in the case of a Base Rate Advance, and such Bank's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Bank notified by such Bank to the Agent as its Applicable Lending Office with respect to such B Advance.

"Applicable Margin"--As defined in Section 2.04.

"B Advance"--An advance by a Bank to the Company as part of a B Borrowing resulting from the auction bidding procedure described in Section 2.05 and refers to a Fixed Rate Advance or a Eurodollar Rate B Advance.

"B Borrowing"--A borrowing consisting of simultaneous B Advances from each of the Banks whose offer to make one or more B Advances as part of such borrowing has been accepted by the Company under the auction bidding procedure described in Section 2.05.

"B Note"--A Promissory note of the Company payable to the order of any Bank, in substantially the form of Exhibit A-3 or A-4 hereto, evidencing the indebtedness of the Company to such Bank resulting from the aggregate of all Fixed Rate Advances and the aggregate of all Eurodollar Rate B Advances, respectively, made by such Bank.

"B Reduction"--As defined in Section 2.01.

"Bank"--As defined in Section 1.01.

"Base Rate"--The rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as Citibank's base rate.

"Base Rate Advance"--An A Advance which bears interest at the Base Rate.

"Base Rate A Note"--An A Note evidencing Base Rate Advances.

"BFC"--Boeing Financial Corporation, a Delaware corporation.

"Borrowing"--An A Borrowing or a B Borrowing.

"Business Day"--A day of the year on which banks are not required or authorized to close in New York City, and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

"Commitment"--As defined in Section 1.01.

"Company"--The Boeing Company, a Delaware corporation.

"Consolidated"--Indicating, as to any accounting concept or statement, the consolidation of such concept or statement with the same concepts or statements of all other members of a class made up of the Company and the Subsidiaries.

"Contingent Customer Indebtedness"--The total, for the Company or any Subsidiary, of all indebtedness, obligations or liabilities of parties other than such corporation, in respect of which such corporation is contingently liable to pay or advance money or property as guarantor, endorser or otherwise and which was incurred in connection with any Equipment Obligations or which arose out of the agreement by such corporation to repurchase, for cash or other consideration, in a fixed or determinable amount, any Equipment sold by such corporation to a customer or to purchase, for cash or other consideration, in a fixed or determinable amount, Equipment from such customers; provided, however, that the Contingent Customer Indebtedness of the Company and the Subsidiaries shall not include (1) any amount of such indebtedness, obligations or liabilities for which the Company or the appropriate Subsidiary has provided reserves on its books of account, according to generally accepted accounting principles, (2) any amount of such indebtedness, obligations or liabilities which is payable by the Company or the appropriate Subsidiary only upon the occurrence of a contingency which is the subject of a guaranty agreement or an insurance agreement satisfactory in form and substance to the Agent, (3) any amount of such indebtedness, obligations or liabilities to the exclusion of which the Agent shall have consented in writing and (4) the total amount of the fair market value of any Equipment subject to any repurchase obligations.

"Continuing Bank" -- As defined in Section 2.19(a).

"Convert," "Conversion" and "Converted"--Each refers to a conversion of A Advances of one Type into A Advances of another Type pursuant to Section 2.10,
2.11 or 2.14.

"Current Assets"--All assets of any corporation which would, in accordance with generally accepted accounting principles, be classified as current assets of a corporation conducting a business the same as or similar to that of the concerned corporation.

"Current Indebtedness"--Any Indebtedness of any corporation which would, in accordance with generally accepted accounting principles, be classified as current indebtedness and, without limiting the generality of the foregoing, including (1) all Indebtedness of such corporation, secured or unsecured, then payable or payable on demand or maturing within one year after the date of measurement (excluding any Indebtedness the maturity of which is renewable or extendable at the option of the obligor, absolutely or conditionally, for a period or periods ending more than one year after the date of measurement, whether or not theretofore renewed or extended), and (2) any fixed prepayment of, and any sinking fund payment with respect to, Indebtedness (including the Notes) required to be made within one year after such date.

"Domestic Lending Office"--With respect to any Bank, the office of such Bank specified as its "Domestic Lending Office" as indicated in the signature block of this Agreement, or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Company and the Agent.

"Effective Date"--As defined in Section 2.17.

"Eligible Assignee"--As defined in Section 2.18.

"Equipment"--Any aircraft of any type after completion of production, whether manufactured by the Company, any Subsidiary or any other person, and any other product manufactured by the Company and the Subsidiaries for sale or lease to a customer of the Company or of a Subsidiary.

"Equipment Obligation"--Any indebtedness, obligation or liability of customers of the Company or of customers of any Subsidiary arising out of the sale or lease of any Equipment and any note, chattel mortgage, conditional sales contract, trust receipt, lease with or without option to buy or other evidence of, or any other contract related to, such indebtedness or obligation.

"Eurocurrency Liabilities"--Has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

"Eurodollar A Note"--An A Note evidencing Eurodollar Rate A Advances.

"Eurodollar B Note"--A B Note evidencing Eurodollar Rate B Advances.

"Eurodollar Lending Office"--With respect to any Bank, the office of such Bank specified as its "Eurodollar Lending Office" as indicated in the signature block of this Agreement (or, if no such office is specified, its Domestic Lending Office), or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Company and the Agent.

"Eurodollar Rate"--For any Interest Period for each Eurodollar Rate A
Advance comprising part of the same Borrowing, and for the relevant period specified in the applicable Notice of B Borrowing for each Eurodollar Rate B Advance, an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks in banks in the London interbank market at 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing (i) in an amount, for such Eurodollar A Advance, substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such A Borrowing and for a period equal to such Interest Period or,
(ii) in an amount, for such Eurodollar Rate B Advance, substantially equal to the amount of the Eurodollar Rate B Borrowing which includes such B Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of B Borrowing. The Eurodollar Rate for any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing and for the relevant period specified in a Notice of B Borrowing for each Eurodollar Rate B Advance shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

"Eurodollar Rate Advance"--An A Advance (a "Eurodollar Rate A Advance") or a B Advance (a "Eurodollar Rate B Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of an A Advance or as offered by a Bank and accepted by the Company in the case of a B Advance) over the Eurodollar Rate.

"Eurodollar Rate B Borrowing"--As defined in Section 2.05(a)(i).

"Eurodollar Rate Reserve Percentage"--Of any Bank for any Interest Period for any Eurodollar Rate Advance means the reserve percentage applicable during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for such Bank with respect to liabilities or assets consisting of or including Eurocurrency Liabilities having a term equal to such Interest Period.

"Event of Default"--Any of the events described in Section 6.01 hereof.

"Facility Fee"--As defined in Section 2.06.

"Federal Funds Rate"--For any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Assets"--Any item of real property, or any interest therein, buildings, improvements and machinery.

"Fixed Rate Advance"--An Advance made by a Bank to the Company as part of a Fixed Rate Borrowing.

"Fixed Rate Borrowing"--As defined in Section 2.05(a)(i).

"Funded Indebtedness"--The total, for any corporation, of (1) all Indebtedness of such corporation which is not Current Indebtedness and (2) the aggregate liability of such corporation during the entire terms of all leases of both real and personal property each having a term of one year or more (exclusive of the liability of such corporation during the one-year period commencing with the date of computation and exclusive of any portion of such term which may be cancelled at the option of the lessee acting alone).

"Indebtedness"--The total, for any corporation, of (1) all items of indebtedness, obligation or liability of such corporation which in accordance with generally accepted accounting principles would be included in determining total liabilities as shown on the liability side of a statement of financial position of such corporation as at the date as of which Indebtedness is to be determined and (2) all items of indebtedness, obligation or liability of persons other than such corporation, in respect of which such corporation is liable, contingently or otherwise, to pay or advance money or property as guarantor, endorser or otherwise (except as endorser for collection in the ordinary course of business), or which such corporation has agreed to purchase or otherwise acquire; provided, however, that Indebtedness of the Company or of any Subsidiary shall not include Contingent Customer Indebtedness of such corporation. Any indebtedness of a Subsidiary (including, without limitation, Indebtedness secured by a mortgage, pledge or lien on its property, whether or not assumed by such Subsidiary) outstanding at the time it became a Subsidiary shall be deemed to have been incurred at such time.

"Interest Period"--For each Eurodollar Rate A Advance comprising part of the same Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such a Eurodollar Rate A Advance and ending on the last day of the period selected by the Company pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Company pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three, or six months, as the Company may, upon notice received by the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest Period, select, provided however, that:

(i) no Interest Period shall end on a date later than the Termination Date (or in the case of an A Advance which is converted to a term loan pursuant to Section 2.03, the Maturity Date);

(ii) Interest Periods commencing on the same date for A Advances comprising part of the same A Borrowing shall be of the same duration; and

(iii) Whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided, that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of the Interest Period shall occur on the next preceding Business Day.

"Investment Tax Credit"--Any credit against United States income taxes of the concerned corporation available to such corporation pursuant to the provisions of Section 38 of the United States Internal Revenue Code of 1986, as amended.

"Limited Recourse Obligation"--Any indebtedness, obligation or liability of the Company or of any Subsidiary for the payment of which the obligee thereof is expressly limited to the income, proceeds or value of a specific asset or group of assets.

"Majority Banks"--Banks holding at least 50% of the then aggregate unpaid principal amount of the A Notes held by Banks, or, if no such principal amount is then outstanding, Banks having at least 50% of the Commitment (provided that, for purposes hereof, neither the Company, nor any of its affiliates, if a Bank, shall be included in (i) the Banks holding such amount of the A Advances or having such amount of the Commitments or (ii) determining the aggregate unpaid principal amount of the A Advances or the total Commitments).

"Maturity Date" -- The date that is the three-year anniversary of the Termination Date.

"Moody's"--Moody's Investor Services, Inc.

"Net Fixed Assets"--The excess, as to any corporation of (1) the value as reflected on the books of account of such corporation of Fixed Assets, taken at their cost, over (2) the value at such date of all depreciation, amortization, retirement and other valuation reserves with respect thereto, as determined in accordance with generally accepted accounting principles consistently applied.

"Net Worth"--As to any corporation, the total of the stockholders' investment as reflected on the books of account of such corporation and any deferred Investment Tax Credit of such corporation.

"Non-Extending Bank" -- As defined in Section 2.19(a).

"Note"--An A Note or a B Note.

"Notice of A Borrowing"--As defined in Section 2.02(a).

"Notice of B Borrowing"--As defined in Section 2.05(a)(i).

"Reference Banks"--The Chase Manhattan Bank, N.A., Citibank, N.A., The
First National Bank of Boston, The Bank of New York, and National Westminster Bank Limited.

"Register"--As defined in Section 2.18.

"Replacement Banks" -- As defined in Section 2.19(c).

"Required Assignment"--As defined in Section 2.18.

"Request for Alteration"--A document substantially in the form of Exhibit
L hereto, duly executed by the Company, pursuant to the provisions of Section 2.17.

"S&P"--Standard & Poor's Corporation.

"Subordinated Indebtedness"--The total, for any corporation, of all Indebtedness of such corporation which shall have been subordinated in right of payment, in terms satisfactory to the Banks, to all indebtedness of the Company to the Banks.

"Subsidiary"--Any corporation, except BFC, in which more than 50% of the Voting Stock is owned by the Company, by the Company and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

"Termination Date"--The earlier to occur of (i) September 29, 1995, as such date may be extended from time to time pursuant to Section 2.19 and (ii) the date of termination in whole of the Commitments pursuant to Section 2.08 or
Section 6.01.

"Voting Stock"--All the outstanding capital stock of any corporation having general voting power under ordinary circumstances to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

Section 9.02. Use of Defined Terms. Any defined term used in the plural preceded by the definite article shall be taken to encompass all members of the relevant class. Any defined term used in the singular preceded by "any" shall be taken to indicate any number of the members of the relevant class.

Section 9.03.  Accounting Terms.

9.03(a) All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied, except that the following principles shall be applied for the purposes of the provisions of Sections 4.01(d), 4.02(a), 4.02(b), 4.02(c), 4.03(a), 4.03(b) and 4.03(c) regardless of whether such principles shall be generally accepted:

(i) There shall be excluded from the Consolidated Net Worth of the Company and the Subsidiaries any investment in BFC.

(ii) There shall be excluded from Indebtedness of the Company and any Subsidiary any Limited Recourse Obligation of the Company or any Subsidiary and, to the extent of the amount of such Limited Recourse Obligation, there shall be excluded from the assets of the owner thereof the asset or group of assets to the income, proceeds or value of which the obligee of such Limited Recourse Obligation is limited in recourse.

(iii) The value of any asset of the Company or any Subsidiary shall be reduced by the amount of all depreciation, amortization, retirement, valuation and other contingency reserves maintained with respect thereto on the books of account of the Company or the appropriate Subsidiary.

9.03(b) FAS 106. Notwithstanding anything to the contrary in this Agreement, any computations made in connection with the covenants set out in Sections 4.01, 4.02, or 4.03 (including without limitation computations contemplated by the defined terms used therein) shall be adjusted so that the effect of Statement of Financial Accounting Standards 106 shall be disregarded.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.

THE BOEING COMPANY



     By__________________________
     Its Assistant Treasurer


     CITIBANK, N.A.
         Individually and as Agent
     399 Park Avenue
     Eighth Floor, Zone 2
     New York, New York 10043


     By_________________________
     Its Vice-President
ABN AMRO Bank, N.V.
Seattle Branch
One Union Square
600 University Place, Suite 2323
Seattle, Washington 98101


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

BANK IV Kansas, N.A.
100 N. Broadway
P. O. Box 4
Wichita, Kansas  67201-0004


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Bank of America National Trust and Savings Association
555 South Flower Street, 11th Floor
Unit #5618
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:

Bankers Trust Company
Airline, Airframe, Aerospace Division
130 Liberty Street, MS 2232
New York, New York  10006


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The Bank of New York
10990 Wilshire Boulevard
Suite 1700
Los Angeles, California  90024



By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     The Bank of New York
     One Wall St. 22nd Flr.
     New York, NY  10005
     Attn. Lorna Alleyne
          Assistant Treasurer

The Chase Manhattan Bank, N.A.
1 Chase Manhattan Plaza, 3rd Flr.
New York, New York  10081


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Chemical Bank
Banking and Corporate Finance Group
270 Park Avenue, Eighth Floor
New York, New York  10017-2070


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Credit Lyonnais
  acting through its New York Branch
Credit Lyonnais Building
1301 Avenue of the Americas, 20th Floor
New York, New York 10019


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:











First Interstate Bank of
  Washington, N.A.
999 3rd Avenue, 4th Floor
P.O. Box 160  MS 984
Seattle, Washington  98111-0160


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The First National Bank of Boston
U. S. Corporate/01-21-01
100 Federal Street (02110)
P.O. Box 2016
Boston, Massachusetts  02106-2016


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Intrust Bank
P. O. Box One, 105 North Main (67202)
Wichita, Kansas  67201


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Industrial Bank of Japan, Ltd.
Los Angeles Agency
350 South Grand Avenue
Suite 1500
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The Long-Term Credit Bank
  of Japan, Ltd.
Los Angeles Agency
444 So. Flower Street
Suite 3700
Los Angeles, California  90071-2936


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Mitsubishi Trust and Banking
  Corporation
New York Branch - 25th Floor
520 Madison Avenue
New York, New York 10022


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Morgan Guaranty Trust Company of
   New York
c/o J.P. Morgan Services, Inc.
Loan Operations - 3rd Floor
500 Stanton Christiana Road
Newark, DE 19713
Telex Number/Answerback:  177425 MBDEL UT


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     Morgan Guaranty Trust Company of New York
     Nassau Bahamas Office
     c/o J. P. Morgan Services, Inc.
     Loan Operations - 3rd Floor
     500 Stanton Christiana Road
     Newark, DE  19713
     Telex Number/Answerback:  177425 MBDEL UT

National Westminster Bank PLC
Level 5
135 Bishopsgate
London, EC2M 3UR


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:











PNC Bank, National Association
100 South Broad Street
Philadelphia, Pennsylvania  19101


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

Seattle-First National Bank
Northwest National Division
12th Floor
701 Fifth Avenue - (98104)
P. O. Box 94010
Seattle, Washington  98124-9410


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





The Sumitomo Bank, Limited
Los Angeles Branch
777 South Figueroa Street
Suite 2600
Los Angeles, California  90017


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

The Sumitomo Trust and Banking Company, Ltd.
Los Angeles Agency
333 South Grand Avenue
Suite 5300
Los Angeles, California  90071


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Trust Company Bank, Atlanta
25 Park Place
Center Mail Code 124
Atlanta, Georgia  30302


By:                 AND
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

U. S. Bank of Washington, N.A.
1420 - 5th Avenue - 11th Floor
Seattle, Washington  98108


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________





Wachovia Bank of
  North Carolina, N.A.
Wachovia Corporate Services
191 Peachtree Street, N.E. 28th Floor
Atlanta, Greorgia 30303


By:
          (Signature)
     ____________________________
          (Print Name)

     Its

Address for Eurodollar Rate Borrowings if different from above:
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________
     ____________________________

                                Exhibit (10) (iii)

                         Deferred Compensation Plan for
                        Employees of The Boeing Company


                         as amended on October 31, 1994

                         DEFERRED COMPENSATION PLAN FOR
                        EMPLOYEES OF THE BOEING COMPANY

1. Purpose. The purpose of the Deferred Compensation Plan for Employees of The Boeing Company (the "Plan") is to provide a means by which eligible employees may defer payment of base salaries and of awards made under the Company's Incentive Compensation Plan (the "ICP").

2. Eligibility. Any Executive Payroll employee shall be eligible to participate in this Plan; provided, that the Committee shall designate those Executive Payroll employees who are eligible to elect salary deferrals hereunder.

3. Elections. An eligible employee may elect deferrals, by executing and delivering to the Company a notice which shall state:

    in the case of salary deferrals, the percentage of the Participant's base salary (but not more than 50% thereof) to be deferred in each regular pay period, and in the case of deferrals of ICP cash awards, the percentage of the award to be deferred (which shall be all or any portion thereof), and in the case of ICP awards other than in cash, an election to defer such award (such election to apply to all of any non-cash award), and with respect to any of the above elections, the method for crediting investment earnings on deferred amounts.

A notice of election will remain in effect until changed by a subsequent notice to the Company increasing or decreasing the percentage of future salary or ICP cash awards to be deferred, terminating an election to defer non-cash ICP awards, or changing the method for crediting investment earnings on future deferrals. Any election or change in election must be made by December 1 to be effective for a salary deferral for the following year, or for any cash or non-cash award made under the ICP in the following year, or for changing the earnings credit method for deferrals made in the following year.

A Participant may request that the Committee approve cancellation of a salary deferral election during the year for which such deferral was elected. No such request shall be approved except upon a showing of substantial hardship not capable of being alleviated through the use of other resources reasonably available to the Participant. If approved, such cancellation shall have prospective effect only, from the date of such approval.

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

Interest Credit Method. A Participant's account shall be credited monthly with interest on all amounts in that account during the preceding month.

Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated Industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate.

Stock Unit Method. At the time an award is made, the Participant's Stock Unit account shall be credited with the number of shares of the Company's common stock that could be purchased with the award, based an the Fair Market Value of such stock on the day of the award
(or on the next business day on which the New York Stock Exchange
(the "Exchange") is open, if the Exchange is closed on the day of the award) excluding commissions, taxes, and other charges; and such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock
Exchange - Composite Transactions" for a single trading day. The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

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

The Committee may authorize an irrevocable one-time election by Participants, to elect the Stock Unit method for Plan balances as of December 31. 1993.

5. Payment. The timing and manner of distribution of amounts held under the Plan shall be determined by the Committee in its sole discretion, but distributions shall commence no later than the January 15, or such later date as may be otherwise determined by the Committee, immediately following the year in which the Participant reaches age 70-1/2. For Participants subject to
Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder ("Section 16"), distributions shall commence no earlier than as set forth in this section. A Participant may submit an election to the Committee, stating the number of years over which the Participant requests that payment be made (which shall be between 1 and 15 years), the initial year of payment, and the payment option (in the case of payments to be made over 2 or more years). The election shall be submitted to the Committee by not later than December 1 of the year following the year of termination of the Participant's employment by the Company. Distribution shall be made in accordance with the election unless the Committee determines that the distribution should be made at some different time or in some different manner.

The payment options (in the case of payments to be made over 2 or more years) shall be as follows:

    Approximately Equal Option. The amount payable to the Participant each year shall be computed by the Company so that the aggregate amount of cash or stock in a Participant's account under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made; or

    Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account on January l of such year.

Under either option, the Participant's account shall be debited at the time of payment.

An approved payment period and payment option shall be applicable to the Participant's total aggregate deferred compensation accounts under the Plan, including any accounts previously maintained that have been combined into an amount under this Plan. Participants who have filed elections prior to January l, 1993, may by December 1, 1993, revise such elections (subject to Committee approval) to reflect the payment periods and payment options permitted by the foregoing provisions, or may cancel such elections and defer making an election until such time as is permitted by the foregoing provisions.

Distributions from a Participant's Stock Unit account shall be paid in cash. Following a Participant's termination of employment (or for Participants subject to Section 16, following the period the Participant is so subject and for six months thereafter), distributions may be made in stock at the written election of the Participant. The cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the first business day in January unless some other date is prescribed by the Committee), of the number of whole shares of Company common stock then distributable to such Participant, based on the Fair Market Value of such stock on that date, or the next day on which the Exchange is open, if the Exchange is closed on the date the distribution is calculated. Any distribution in stock shall be in whole shares of the Company's common stock equal in number to the whole number of stock units credited to the Participant's account under the Stock Unit method. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

Except as provided below with respect to the Stock Unit accounts of Participants subject to Section 16, a Participant may request that amounts credited to his account under the Plan be distributed prior to the termination of his employment with the Company, or that an approved method of payment of his Plan account be changed. Any such request shall set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. Any request for a distribution prior to termination of employment must be submitted to the Committee by no later than December 1 of the year prior to the year in which the distribution is requested to be made. No request for distribution prior to termination of employment will be approved if the Participant also has elected to defer any portion of an award under the Company's Incentive Compensation Plan to be made in the calendar year in which the requested distribution is to be made. A Participant may request that any or all amounts accumulated under this Plan be distributed except for any amounts, and any interest or dividends credited thereon, which were deferred in the calendar year in which the request for distribution is submitted. To the extent required for exemption under Section 16, distributions prior to termination of employment shall not be permitted under this Plan from amounts deferred to a Stock Unit account by a Participant who is subject to
Section 16, except in the case of the Participant's disability. Disability, for these purposes, shall mean a condition entitling the Participant to Disability Retirement under the Company's Retirement Plan. For
Participants subject to Section 16, no change to the timing of or payment option for payments from a Stock Unit account shall be considered or allowed during the period the Participant is subject to Section 16 and for any required Section 16 reporting period thereafter.
The Committee may establish guidelines for its own use and the use of its delegates in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

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

  A Participant may elect that one or more fixed payments be made from his account under the Plan, to his personal representative or designated beneficiary, following his death. Such payments, if approved by the Committee, shall be made within 15 months after the Participant's death. Any amounts thereafter remaining in the account will be distributed at the time and in the manner approved by the Committee

7. Termination or Amendment of the Plan. This Plan may be terminated, modified, or amended from time to time by resolution of the Board of Directors. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.

8. Participant's Rights. Amounts deferred and accumulated under the Plan remain the property of the Company, and no Participant or other person shall acquire any property interest in the account or any other assets of the Company on account of participation in the Plan, the Participant's rights being limited to receiving from the Company the payments provided for in the Plan. The Plan is unfunded and to the extent that any Participant acquires a right to receive payments from the Plan, such rights shall be no greater than the right of an unsecured creditor of the Company.

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

9.  Powers of Compensation Committee.  The Compensation Committee of the
Board of Directors (the "Committee") shall have full power and authority to construe and interpret this Plan. The Committee may from time to time delegate such of its functions hereunder as it may determine, to one or more of the officers of the Company, on such terms and conditions as the Committee may decide. Decisions of the Committee or its delegates shall be final and binding upon the Participants, their legal representatives and beneficiaries. Approval by the Committee or its delegates of any election or request made by a Participant pursuant to the Plan shall be subject to the sole discretion of the Committee or such delegates.

                                Exhibit (10) (iv)

                         Deferred Compensation Plan for
                        Directors of The Boeing Company


                         as amended on October 31, 1994

                         DEFERRED COMPENSATION PLAN FOR
                        DIRECTORS OF THE BOEING COMPANY

l.  Purpose

The purpose of the Deferred Compensation Plan for Directors of The Boeing Company (the "Plan") is to provide for deferral of payment of all or a portion of any annual fees, meeting fees, or both, payable to members of the Board of Directors of The Boeing Company (the "Company").

2.  Eligibility

Any member of the Company's Board of Directors entitled to compensation as a director is eligible to elect to participate in the Plan.

3.  Election to Participate

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

4.  Deferral Accounts

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

Each Participant's account(s) shall be credited with earnings thereon as follows:

Interest Credit Deferral Account. A Participant's Interest Credit deferral account shall be credited monthly with interest on all amounts in that account during the preceding month.

Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated Industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate.

Stock Unit Deferral Account. At the time the fee is credited, the Participant's Stock Unit deferral account shall be credited with the number of shares of the Company's common stock that could be purchased with the fee, based on the Fair Market Value of such stock on the day the fee is credited (or on the next business day on which the New York Stock Exchange (the "Exchange") is open, if the Exchange is closed on the day the fee is credited), excluding commissions, taxes, and other charges; and such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock Exchange--Composite Transactions" for a single trading day. The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

Each Participant's Stock Unit deferral account periodically shall be credited with the number of shares of the Company's common stock that could be purchased, as set forth in the preceding paragraph, by an amount equal to the cash dividends that would be payable on the number of shares of the Company's common stock that equals the number of stock units in a Participant's Stock Unit deferral account. The Company will notify Participants annually of the number of stock units. and the dividend equivalents, credited to their Stock Unit deferral account. The Committee may authorize an irrevocable one-time election by Participants to elect the Stock Unit deferral account for Plan balances of December 31, 1993.

5.  Payment

The timing and manner of distribution of amounts held under the Plan shall be determined by the Committee in its sole discretion, but distributions shall commence no earlier than as set forth in this section. Distributions must commence no later than the January 15 (or such later date as may be otherwise determined by the Committee) immediately following: (a) the year in which the Participant reaches age 70-1/2 or, (b) if the Participant continues service on the Board beyond such age, the year the Participant retires from the Board or otherwise terminates service from the Board. A Participant may submit an election to the Committee, stating the number of years over which the Participant requests that payment be made (which shall be between l and 15 years), the initial year of payment, and the payment option (in the case of payments to be made over 2 or more years). The election shall be submitted to the Committee by not later than December l of the year in which the Participant retires from the Board or otherwise terminates service from the Board. The distribution shall be made in accordance with the election unless the Committee determines that the distribution should be made at some different time or in some different manner. The payment options (in the case of payments to be made over 2 or more years) shall be as follows:

 Approximately Equal Option. The amount payable to the Participant each year shall be computed so that the aggregate amount of cash or stock in a Participant's account(s) under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made; or

 Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account(s) on January 1 of such year.
Under either option, the Participant's account(s) shall be debited at the time of payment.

An approved payment period and payment option shall be applicable to the Participant's total aggregate deferred compensation accounts under the Plan, including any accounts previously maintained that have been combined into an account under this Plan. Participants who have filed elections prior to January l, 1993, may by December l, 1993, revise such elections (subject to Committee approval) to reflect the payment periods and payment options permitted by the foregoing provisions, or may cancel such elections and defer making an election until such time as is permitted by the foregoing provisions.

Distributions of amounts from a Stock Unit account shall be paid in cash during any period in which the Participant is subject to Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder ("Section 16"), and for six months thereafter. Following such period, distributions from the Stock Unit deferral account may be made in stock at the written election of the Participant. Any cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the first business day in January unless some other date is prescribed by the Committee), of the number of whole shares of Company common stock then distributable to such Participant, based on the Fair Market Value of such stock on that date or the next day on which the Exchange is open, if the Exchange is closed on the date the distribution is calculated. Any distributions in stock shall be in whole shares of the Company's common stock equal to the whole number of stock units credited to the Participant's Stock Unit deferral account. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

A Participant may request that amounts (except for any amounts, and any interest credited thereon, which were deferred in the calendar year in which the request for distribution is submitted) credited to the Participant's Interest Credit deferral account be distributed during the Participant's term of office as a director of the Company, or that an approved method of payment of the account be changed. Any such request must be submitted to the Committee by no later than December l of the year prior to the year in which the distribution is requested to be made. must set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. To the extent required for exemption under Section 16, distributions during a Participant's term of office as a director of the Company shall not be permitted under the Plan from amounts deferred to a Stock Unit deferral account, except in the case of the Participant's disability. Disability, for these purposes, shall mean a condition entitling the Participant to Disability Retirement under the Company's Retirement Plan as if such Retirement Plan were applicable to the Participant. For Participants subject to Section 16, no change to the timing of or payment option for payments from the Stock Unit deferral account shall be considered or allowed during the period the Participant is subject to Section 16 and for any required Section 16 reporting period thereafter.

The Committee may establish guidelines for its own use in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

6.  Beneficiaries

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

7.  Termination or Amendment of the Plan

The Plan may be terminated, modified. or amended from time to time by resolution of the Board of Directors. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.

8.  Participants' Rights

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

Except to the extent provided in the final paragraph of Section 5 of the Plan, the right of a Participant die Participant's legal representative or beneficiary to receive payments from the Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge, nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant, or the Participant's legal representative or beneficiaries.

9.  Powers of Compensation Committee

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

                                Exhibit (10) (v)

           Incentive Compensation Plan for Officers and Employees of
                     The Boeing Company and Subsidiaries


                         as amended on October 31, 1994

           INCENTIVE COMPENSATION PLAN FOR OFFICERS AND EMPLOYEES OF
                     THE BOEING COMPANY AND SUBSIDIARIES


Section 1.  Definitions

The term "Company" as used in the plan shall in all cases mean and have reference only to The Boeing Company.

The term "Subsidiary" as used in the plan shall in all cases mean any corporation or association more than 50% of the voting securities of which are owned directly or indirectly by The Boeing Company or by one or more of its other Subsidiaries and the accounts of which are customarily consolidated with those of the Company for the purpose of reporting to stockholders.

The term "Board of Directors" as used in the plan shall in all cases mean the Board of Directors of The Boeing Company.

Section 2.  Incentive Compensation Fund

For each year, beginning with that ending December 31, 1947, the Board of Directors may direct that there be set aside, in a fund designated "Incentive Compensation Fund," either
 (a) a fixed dollar amount not in excess of 6% of "profit subject to the plan" for such year, or
 (b) if it is deemed advisable (for tax or other reasons) to make provisions for the Incentive Compensation Fund before "profit subject to the plan" is determined, either
   (i) a percentage, not to exceed 6%, of "profit subject to the plan" for such year, or
  (ii) a fixed dollar amount subject to reduction so as not to exceed 6% of "profit subject to the plan" for such year.
"Profit subject to the plan" as that phrase is used herein shall mean the balance remaining after deducting from the Company's consolidated income from sales and other sources (exclusive of refunds of federal and state taxes based on income) the cost of sales and all other costs, expenses and charges except the provision for the amount to be so set aside in the Incentive Compensation Fund and the provisions for federal and state taxes based on income, all as reported in the Statement of Net Earnings in the annual report to the stockholders of the Company.

In making its determination of a percentage or amount to be set aside in the fund for any year, the Board of Directors shall take into account any amounts theretofore set aside in the fund and then available for the making of awards and may, if it deems it advisable, reduce the amounts theretofore set aside in the fund and then available for the making of awards by such amount as it shall determine. A separate account or accounts need not be established for the disbursement of awards for the Incentive Compensation Fund and such fund may instead be held in and disbursed from regular accounts of the Company and its Subsidiaries.

Section 3.  Committee

The Compensation Committee of the Board of Directors (the "Committee") shall have full power and authority to administer the Incentive Compensation Fund and to construe and interpret the Plan. Decisions of the Committee shall be final and binding upon all parties.

Section 4.  Eligibility

None of the members of the Committee and no director of the Company or of a Subsidiary who is not also an officer or employee of the Company or of a Subsidiary shall be eligible for participation under the plan. Officers and employees of the Company and its Subsidiaries who hold executive, administrative, supervisory, technical or other key positions shall be eligible for participation under the plan, and the participants shall for the most part be selected from among members of this group. However, awards may also be made under the plan to employees not holding executive, administrative, supervisory, technical or other key positions who have, nevertheless, made a substantial contribution to the success of the Company and its Subsidiaries. In addition, a former employee who has either (a) retired under the retirement plan of the Company or of a Subsidiary or (b) left the service of the Company or of a Subsidiary to enter the armed services, and who would-have been eligible for an award but for such retirement or termination of service, may be eligible for an award for the year in which he retires or so leaves the service of the Company or of a Subsidiary. In the case of a former employee who would have been eligible for an award but for death, an award may be granted to the surviving spouse or children of such former employee or to his estate.

Section 5.  Making of Awards

The Committee shall make awards to such individuals within the eligible group and in such amounts and at such times subject to the limitations herein provided, as in the Committee's judgment shall best serve the interest of the Company and its Subsidiaries at that time, taking into account the individual's capacity, efficiency, efforts, loyalty, length of service, and contribution to the success of the Company and its Subsidiaries.

The Committee may also, at such time or times as it shall elect, authorize the Chief Executive Officer of the Company who in turn may authorize other executives of the Company to make additional awards in amounts not exceeding an aggregate amount and under conditions determined by the Committee.

In making awards the Committee shall request and consider the recommendations of the Chief Executive Officer of the Company and others who it may designate. In making his recommendations to the Committee and in making awards authorized by the Committee, the Chief Executive Officer of the Company shall request and consider the recommendations of other officers and supervisory employees of the Company and its Subsidiaries.

No person shall receive from the fund set aside for any one year an award or awards in excess of 5% thereof. Except as otherwise provided herein, the Committee shall have complete discretion in determining to whom awards under the plan shall be made and when awards shall be paid, including whether all or any portion of any award shall be paid in installments over two or more years.

Section 5A.  Long-Term Incentive Program

Subject to the other terms and conditions of this plan, the Committee may make awards in capital stock of the Company or otherwise, to selected senior executives within the eligible group pursuant to a program adopted by the Committee providing for long-term incentive awards; and it may in connection therewith reduce the awards under Section 5 hereof to such executives.

Section 5B.    Boeing Stock Unit Awards

The Committee may direct that all or part of an award shall be made in the form of Boeing Stock Units ("BSUs"). BSU awards shall be subject to the following terms and conditions:

1.  Calculation of Award Amount.  A Participant shall be credited with
BSUs equal in number to the number of shares of the Company's common stock that could be purchased with the BSU portion of the award, based on the Fair Market Value of such stock on the day of the award (or on the next business day on which the New York Stock Exchange (the "Exchange") is open, if the Exchange is closed on the day of the award) excluding commissions, taxes, and other charges. Such number shall be carried to two decimal places.

For purposes of this plan, "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock Exchange - Composite Transactions" for a single trading day. The number of BSUs in a Participant's account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

2. Participant Accounts. The Company shall maintain accounts for each Participant to whom BSUs have been credited, and shall annually report to each Participant his or her BSU account balance. For purposes of this plan, a "Participant" includes an employee or former employee having a BSU account under this Plan.

3. Vesting of BSU Awards. BSUs shall vest three years after the date the award is made or (if earlier) on the date the Participant dies, retires, is laid off, or becomes disabled and entitled to Disability Retirement Income under the Company's Employee Retirement Plan or under comparable provisions of a Subsidiary's retirement plan.

4. Earnings Credit on BSU Awards. Each Participant's BSU account shall be credited with additional BSUs ("earnings credit BSUs") equal in number to the number of shares of the Company's common stock that could be purchased with the cash dividends that would be payable on the number of shares of Company common stock that equals the number of BSUs in such Participant's account. The determination of the number of shares so to be credited shall be made in the manner described in Clause 1 of this Section 5B, as of each dividend payment date for the Company's common stock. Participants shall be notified annually of the number of earnings credit BSUs in their accounts. Earnings credit BSUs shall vest at the same time as the BSUs with which they are associated.

5. Forfeiture of Non-Vested BSU Awards. If a Participant's employment with the Company or a Subsidiary terminates prior to the expiration of three years from the date an award is made, for any reason other than death, retirement, layoff, or disability, the participant's BSUs from such award shall be forfeited and cancelled. Earnings credit BSUs shall be forfeited and cancelled along with the BSUs with which they are associated.

6. BSU Awards Payable in Cash or Stock. Distributions from a Participant's BSU account shall be made as soon as reasonably possible after the vesting date of the BSUs. Distributions shall be in cash or in shares of the Company's common stock, as the Participant elects; provided, however, that to the extent required for compliance with Rule 16b-3 ("Rule 16b-3") promulgated under
Section 16(b) of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"), any election to receive cash made by a Participant who is subject to Section 16 of the Exchange Act (other than an election made in connection with BSUs that have vested upon the death, layoff or disability of the Participant) must be (i) an irrevocable election made six months in advance of the vesting date of the BSUs or (ii) an election made prior to the vesting date of the BSUs during a quarterly period beginning on the third business day following the date of release of summary sales and earnings information and ending on the twelfth business day following such date, and is subject to the subsequent approval of the Committee. In the absence of an election, distributions shall be in cash; provided that, to the extent required for compliance with Rule 16b-3, participants who are subject to Section 16 of the Exchange Act shall be excluded from this provision. The cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the vesting date, unless some other date is prescribed by the Committee) of that number of whole shares of Company common stock equal to the whole number of vested BSUs in the Participant's account on such date, based on the Fair Market Value of such stock on that date (or on the next day on which the Exchange is open, if the Exchange is closed on the date as of which the distribution is calculated). Any distribution in stock shall be in whole shares of the Company's common stock equal in number to the whole number of vested BSUs in the Participant's account. No fractional shares shall be distributed, and any account balance remaining after a stock distribution shall be paid in cash.

7. Deductions from Distributions. The Company shall deduct from any distribution to a Participant any withholdings required by law and any amounts due from the Participant to the Company or a Subsidiary.

8. Deferral of BSU Awards. Participants may elect to defer distribution of vested BSUs to the Company's Deferred Compensation Plan. Such deferral elections must be made in the manner and at the times prescribed in that plan.

Section 6.  Distribution of Awards

This Section shall apply to awards made pursuant to Section 5 and shall not apply to awards made pursuant to Section 5A, distribution of which shall be governed by the long-term incentive program, or to BSU awards made pursuant to Section 5B, distribution of which shall be governed by the provisions of such Section.

Awards after reduction for amounts deducted or withheld under federal or state statutes shall be paid entirely in cash or in capital stock of the Company or any combination thereof as determined by the Committee, except that (a) awards, the payment of which is to be deferred pursuant to the terms of an employment agreement, shall be paid as provided by the terms of such agreement, (b) awards otherwise payable in capital stock to holders of stock options under the Company's Stock Option Plan which are exercisable on the date of distribution of such awards shall at the election of the employee be applied all or in part to the payment of such option shares provided written notice of such election and of the exercise of such option is given the Secretary of the Company within ten days after notification to the employee of the award, and (c) awards made by the Chief Executive Officer or other authorized executives of the Company shall be paid entirely in cash.

Upon the making of awards each recipient shall be notified of his award and that he is to receive same under the provisions of the plan. If any awards are to be paid in whole or in part in capital stock, the Committee shall fix the "distribution date" for such awards. The number of shares of stock to be issued in payment of such awards shall be determined by the Committee based on the closing market value per share of the Company's outstanding capital stock on the New York Exchange on such distribution date. Awards payable in whole or in part in capital stock shall be paid as soon after the distribution date as reasonably possible; awards, the payment of which has been deferred in whole or in part, shall be paid as determined by the Committee; and awards payable entirely in cash shall be paid as soon as reasonably possible after the date of such awards have been made. Awards or portions thereof deferred pursuant to the Company's Deferred Compensation Plan or other deferral arrangements shall be paid as provided in such Plan or arrangements.

Section 7.  Term - Amendments

The Board of Directors shall have the right to discontinue the setting aside of amounts in the Incentive Compensation Fund either temporarily or permanently or to repeal the plan entirely.

The plan and any and all provisions thereof may be repealed or in any way amended either
  (a) by the affirmative vote of the holders or record of two-thirds of the shares of stock present in person or by proxy and entitled to vote at any meeting of the stockholders of The Boeing Company at which a quorum is present if the notice of such meeting sets forth the form of the proposal for such repeal or amendment or a summary thereof, or
  (b) by the affirmative vote of two-thirds of the Board of Directors at any meeting if the notice of such meeting sets forth the form of the proposal for such repeal or amendment or a summary thereof; provided, however, that the Board of Directors may not:
    (i) amend Section 2 so as to increase the amount which may be set aside for any year in the Incentive Compensation Fund other than to permit the consolidation of financial statements of the Company and any Subsidiary company.
   (ii) amend Section 5 so as to increase the percentage of the fund set aside for any year which may be awarded to one participant, or
  (iii) amend the second paragraph of this Section 7.

No action for which provision is made in this Section 7 shall operate to annul any award under the plan from percentages or amounts already set aside or directed to be set aside in the Incentive Compensation Fund.

Section 8.  Nonassignability

Except as provided in Section 5B, neither the Incentive Compensation Fund nor any awards authorized or made pursuant to the plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, execution, attachment, garnishment, or any other legal process, and any attempt to do so shall be void.