Form 10-K
period 1994-12-31
BOEING CO
filed 1995-03-09
CIK 12927

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

                  For the fiscal year ended December 31, 1994

                          Commission file number 1-442

                              THE BOEING COMPANY

                          7755 East Marginal Way South
                           Seattle, Washington 98108
                          Telephone:  (206) 655-2121
                      State of incorporation:   Delaware
                    IRS identification number:  91-0425694

          Securities registered pursuant to Section 12(b) of the Act:

             Class of Security:                Registered on
         ------------------------------    ------------------------------
         Common Stock, $5 par value        New York Stock Exchange

         8 3/8% Notes due March 1, 1996    New York Stock Exchange



The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of January 31, 1995, there were 340,973,889 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $15.2 billion.

Part I and Part II incorporate information by reference from certain portions of the Company's 1994 Annual Report to Shareholders. Part III incorporates information by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

...........................................................................
...........................................................................

                                1 of 72    Exhibit index is on page 19

                                    PART I
Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates primarily in two industry segments: Commercial Aircraft, and Defense and Space. Commercial Aircraft operations - conducted principally through Boeing Commercial Airplane Group - involve development, production and marketing of commercial jet transports and providing related support services, principally to commercial customers. Defense and Space operations - conducted principally through Boeing Defense & Space Group - involve research, development, production, modification and support of military aircraft and helicopters and related systems, space systems and missile systems. Defense and Space sales are principally to the U.S. Government. Revenues, operating profits and other financial data of the Company's industry segments for the three years ended December 31, 1994, are set forth on pages 52 and 53 of the Company's 1994 Annual Report to Shareholders and are incorporated herein by reference.

With respect to the Commercial Aircraft segment, the Company is a leading producer of commercial transport aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of jet transport aircraft currently includes the 737 and 757 standard-body models series and the 767 and 747 wide-body models series. The 777 twinjet, a wide-body model sized between the 767 and 747, will enter commercial service in mid-1995. In early 1992, the Company sold the de Havilland division of Boeing of Canada, which produced turboprop commuter aircraft.

The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging markets and political stability. Demand for the Company's commercial aircraft is further influenced by airline industry profitability, world trade policies, environmental constraints imposed upon airline operations, technological evolution, price and other competitive factors.

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

The Company's commercial aircraft sales are subject to intense competition from aircraft manufactured by other companies, including foreign companies which are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. In terms of revenue, the Company's commercial jet transport deliveries represented approximately 60% of all new jet transport deliveries during the three-year period ended December 31, 1994. This level of market share has been generally maintained by the Company over the past 20 years.



                                2 of 72

The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among the Boeing family of airplanes. The major focus of development activities over the past three years has been the 777 wide-body twinjet, which is scheduled to enter airline service in mid-1995. The 777 is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and regional markets internationally. An extended-range version of the 777 will begin delivery in late 1996, and a version with 20% greater passenger-carrying capability is currently being offered. During 1993 the Company began development activities on the next generation of the 737 family of short-to-medium-range jetliners that will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The first Next-Generation 737, designated the 737-700, is the middle-sized member of the 737 family and will be followed by the larger 737-800. Customer interest in a smaller version, the 737-600, will determine the timing of its introduction.

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

  The Company's Defense and Space segment is highly sensitive to changes in national priorities and U.S. Government defense and space budgets. Principal ongoing activities in the Defense and Space segment include managing NASA's International Space Station Alpha program, production and remanufacturing of CH-47 helicopters, F-22 fighter engineering and manufacturing development, V-22 Osprey tiltrotor transport development and test activities, E-3 Airborne Warning and Control System (AWACS) updates and the new 767-based AWACS, RAH-66 Comanche helicopter development, B-2 bomber subcontract work, updating and modifying various military aircraft and systems, and classified projects. The Space Station, F-22 fighter, V-22 Osprey tiltrotor transport, and RAH-66 Comanche helicopter are developmental programs currently being conducted primarily under cost-reimbursement-type contracts. The Company's activities on the F-22, RAH-66, and V-22 programs are under joint venture teaming arrangements with other companies.
  Defense and space developmental programs are normally performed under cost-reimbursement-type contracts, although certain past developmental programs were under fixed-price arrangements. Developmental contracts often contain incentives related to cost performance and/or awards for other contract milestone accom-plishments. Production programs are generally performed under firm fixed-price contracts or fixed-price contracts containing incentive provisions related to costs.
  The U.S. Government defense market environment is one in which continued intense competition among defense contractors can be expected, especially in light of U.S. Government budget constraints. The Company's ability to successfully compete for and retain such business is highly dependent on its technical excellence, demonstrated management proficiency, strategic alliances, and cost-effective performance.
                                3 of 72

The Company conducts various other activities representing only a small portion of the Company's total revenues, primarily developing large-scale information systems and conducting management services, principally for government agencies. In 1993, the Company discontinued its involvement with the U.S. Government's strategic petroleum reserve.

Company-sponsored research and development not recoverable under contracts and charged directly to earnings as incurred amounted to $1,704 million, $1,661 million, and $1,846 million in 1994, 1993 and 1992, respectively. Research and development expenditures currently planned for 1995 will be below the 1994 and 1993 levels.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                      1994      1993
                                      ----      ----
  Commercial Aircraft                $60.6     $69.0
  Defense and Space, other             5.7       4.5
                                     -----     -----
   Total                             $66.3     $73.5
                                     =====     =====

Not included in firm contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated U.S. Government contract values not included in backlog totaled $5.9 billion and $6.9 billion as of December 31, 1994 and 1993.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 60% of the contractual backlog for commercial jet transports is scheduled to be delivered after 1996. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

Contracts with the U.S. Government are subject to termination for default or for convenience by the Government if deemed in its best interests. Contracts which are terminated for convenience generally provide for payments to a contractor for its costs and a proportionate share of profit for work accomplished through the date of termination. Contracts which are terminated for default generally provide that the Government pays only for the work it has accepted, can require the contractor to pay the difference between the original contract price and the cost to reprocure the contract items net of the value of the work accepted from the original contractor, and can hold a contractor liable for damages. (See Item 3, Legal Proceedings, regarding the Government's partial termination of the Peace Shield program for alleged default.) A termination for default, if upheld, also may adversely affect a contractor's ability to compete successfully for other Government contracts.

Historically, the Company has not experienced significant shortages of raw materials essential to its business. Although the Company does not anticipate any shortages of critical commodities over the longer term, this is difficult to assess because many factors causing such possible shortages are outside its control.

                                4 of 72

The Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties. Although the Company has occasionally experienced problems with supplier and subcontractor performance, none have resulted in material production delays.

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

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. (See Item 3, Legal Proceedings, for additional information regarding environmental regulation.)

The Company is subject to business and cost classification regulation associated with its U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from Government contracts.

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 52 of the Company's 1994 Annual Report to Shareholders and incorporated herein by reference. Less than 3% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1994. Approximately 60% of the Company's contractual backlog at December 31, 1994, in terms of dollar value was with non-U.S. customers. Sales outside the United States are influenced by international relationships and U.S. Government foreign policy. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 14% of accounts receivable and customer financing combined consisted of amounts due from customers outside the United States. These amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company had approximately 115,000 employees at January 31, 1995, including approximately 1,400 in Canada.



                                5 of 72

Item 2. Properties

The locations and floor areas of the Company's principal operating properties at January 1, 1995, are indicated in the following table.

                                       Floor area in
                                  thousands of square feet

                                     Company-
                                       owned    Leased
                                     -------    ------
     United States:
      Seattle, Washington, and
         surrounding area             45,496     6,295
      Wichita, Kansas                 11,766     1,143
      Philadelphia, Pennsylvania       3,455       445
      Portland, Oregon                 1,092        70
      Huntsville, Alabama                686        77
      Oakridge, Tennessee                492
      Sunnyvale, California              461       356
      Corinth & Irving, Texas            431        41
      Macon, Georgia                     399
      Spokane, Washington                393
      Vienna, Virginia                   335       183
      Glasgow, Montana                   180
     Canada:
      Winnipeg, Manitoba                 522        40
      Arnprior, Ontario                  162        53


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

Facilities at the major locations support both principal industry segments.
Work related to a given program may be assigned to various locations, based upon periodic review of shop loads and production capability.

Facilities and equipment expenditures were at an historically high level during 1992, amounting to $2.2 billion, principally in support of the new 777 program. Expenditures in 1993 and 1994 declined to $1.3 billion and $.8 billion, respectively, as the 777 program facilities were substantially completed. No major plant expansions are currently planned for the foreseeable future.

The Company's properties are well maintained and in good operating condition. There are no significant unused facilities. Existing facilities are sufficient to meet the Company's near-term operating requirements.





                                6 of 72

Item 3. Legal Proceedings

Various legal proceedings, claims and investigations are pending against the Company related to products, contracts and other matters. Except for the items discussed below, most of these legal proceedings are related to matters covered by insurance.

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. The Government has filed with the Company a demand for repayment of $605 million of Peace Shield unliquidated progress payments plus interest commencing January 25, 1991. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 million of unliquidated progress payments until the conclusion of the appeal process. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which was originally scheduled for late 1995.

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







                                7 of 72

During 1994, the Company reached a settlement with the U.S. Government concerning cost classification practices that had been under investigation. The settlement had no material impact on results of operations.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact on the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings over the past five years. Such accruals as of December 31, 1994, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a materially adverse impact on the Company's financial position or operating results and cash flow trends.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1994.



















                                8 of 72

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is included on page 56 and the inside back cover of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


Item 6. Selected Financial Data

Information required by this item is included on page 55 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 26-36 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.


Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1994 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

       Consolidated Statements of Net Earnings - years ended December 31, 1994, 1993 and 1992: Page 38.

       Consolidated Statements of Financial Position - December 31, 1994 and 1993: Page 39.

       Consolidated Statements of Cash Flows - years ended December 31, 1994, 1993 and 1992: Page 40.

       Notes to Consolidated Financial Statements: Pages 41-53.

       Independent Auditors' Report: Page 37.

       Supplementary data regarding quarterly results of operations: Page 54.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.









                                9 of 72

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist between any of the executive officers, directors or director nominees. The executive officers of the Company as of February 27, 1995, are as follows:

   Name           Age        Positions and offices held and business experience
   ----           ---        --------------------------------------------------

F. A. Shrontz      63        Chairman of the Board since 1988. Chief Executive
                             Officer since 1986; Director since 1985. President from 1985 until 1988.

P. M. Condit       53        President and Director since 1992. Prior thereto
                             Executive Vice President and General Manager - 777
                             Division, Boeing Commercial Airplane Group from
                             1989.

D. P. Beighle      62        Senior Vice President since 1986. Secretary from
                             1981 until 1991.

L. W. Clarkson     56        Senior Vice President - Planning & International
                             Development since April 1994. Prior thereto Vice
                             President - Planning & International Development since 1992. Prior thereto Senior Vice President -
                             Government & International Affairs of Boeing
                             Commercial Airplane Group from 1988.

D. D. Cruze        64        Senior Vice President - Operations since 1990.
                             Prior thereto Vice President - Operations from
                             1985.

R. A. Davis        61        Vice President - Engineering and Technology since
                             August 1994. Prior thereto Vice President -
                             Engineering and Product Development - Boeing
                             Commercial Airplane Group since 1993. Prior thereto
                             Vice President - Engineering Division, Boeing
                             Commercial Airplane Group since 1991. Prior thereto
                             Director of Engineering - Everett Division, Boeing
                             Commercial Airplane Group since 1990.

B. E. Givan        58        Senior Vice President and Chief Financial Officer
                             since 1990. Prior thereto Vice President - Finance from 1988.









                               10 of 72

   Name           Age        Positions and offices held and business experience
   ----           ---        --------------------------------------------------

C. G. King         60        Senior Vice President - President of Boeing Defense
                             & Space Group since May 1993.  Prior thereto
                             Executive Vice President - Boeing Defense & Space
                             Group since 1991.  Prior thereto Executive Vice
                             President - Military Airplane Division of Boeing
                             Defense & Space Group since January 1990. Prior thereto President - Boeing Advanced Systems since
                             August 1989.

L. G. McKean       59        Senior Vice President - Human Resources since April
                             1994. Prior thereto Vice President - Human
                             Resources since 1990. Prior thereto Staff Vice
                             President - Human Resources from 1989.

J. D. Warner       55        President - Boeing Computer Services since July
                             1993.  Prior thereto Executive Vice President -
                             Boeing Computer Services since March 1993. Prior thereto Vice President, Computing - Boeing
                             Commercial Airplane Group since 1991. Prior thereto Vice President - Engineering Division of
                             Boeing Commercial Airplane Group since 1989.

R. B. Woodard      51        Senior Vice President - President of Boeing
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

Other information required by Item 10 involving the identification and election of directors is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11.  Executive Compensation *

Item 12.  Security Ownership of Certain Beneficial Owners and Management *

Item 13.  Certain Relationships and Related Transactions *

 * Information required by Items 11, 12, and 13 is incorporated by reference from the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.








                               11 of 72

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed as part of this report:

    1.    Financial Statements

      All consolidated financial statements of the Company as set forth under
      Item 8 of this report on Form l0-K.

    2.    Financial Statement Schedules

      Schedule  Description                            Page
      --------  -----------                            ----
      VIII      Valuation and Qualifying Accounts       16

      The auditors' report with respect to the above-listed financial statement schedule appears on page 15 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.



































                               12 of 72

    3.    Exhibits

      (3) Articles of Incorporation and By-Laws.
           (i) Restated Certificate of Incorporation. (Exhibit (3) of the Form 10-K of the Company for the year ended December 31, 1991 (herein referred to as "1991 Form 10-K").)
          (ii) By-Laws, as amended and restated on October 25, 1993. (Exhibit
               (3)(ii) of the Form 10-K of the Company for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)

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

      (10) Material Contracts.
         o  The Boeing Company Bank Credit Agreements.
           (i) Agreement Amended and Restated as of September 30, 1994. (Exhibit
               (10)(i) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
          (ii) Agreement Entered Into as of September 30, 1994. (Exhibit
               (10)(ii) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
         o  Management Contracts and Compensatory Plans.
         (iii) 1984 Stock Option Plan.
               (a) Plan, as amended February 23, 1987, and August 28, 1989. (Exhibit (19) of the Form l0-Q of the Company for the quarter ended September 30, 1989.)
               (b) Forms of stock option agreements. (Exhibit (10)(vi)(b) of the Form 10-K of the Company for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
          (iv) 1988 Stock Option Plan.
               (a) Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the 1992 Form 10-K.)
               (b)  Form of Notice of Terms of Stock Option Grant. (Exhibit
                    (10)(vii)(b) of the 1992 Form 10-K.)
           (v) 1992 Stock Option Plan for Nonemployee Directors.
               (a) Plan. (Exhibit (19) of the Form 10-Q of the Company for the quarter ended March 31, 1992.)
               (b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
          (vi) Supplemental Benefit Plan for Employees of The Boeing Company. Plan, as amended December 14, 1992. (Filed herewith.)
         (vii) Supplemental Retirement Plan for Executives of The Boeing
               Company.
               Plan, as amended October 25, 1994. (Filed herewith.)


                               13 of 72

        (viii) Deferred Compensation Plan for Employees of The Boeing Company. Plan, as amended on October 31, 1994. (Exhibit (10)(iii) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
          (ix) Deferred Compensation Plan for Directors of The Boeing Company. Plan, as amended on October 31, 1994. (Exhibit (10)(iv) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
           (x) 1993 Incentive Stock Plan for Employees.
               (a) Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) of the 1993 Form 10-K.)
               (b)  Form of Notice of Stock Option Grant.
                  (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) of the 1993
                      Form 10-K.)
                 (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) of the 1993
                      Form 10-K.)
          (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries.
               Plan, as amended on October 31, 1994. (Exhibit (10)(v) of the Form l0-Q of the Company for the quarter ended September 30, 1994.)
         (xii) SAR Deferral Arrangements of the Company.
               (a) Form of SAR Deferral Agreement. (Exhibit (10)(iii)(i) of the Form 10-K of the Company for the year ended December 31, 1990.)
               (b) Plan for Employees, as amended. (Exhibit (19) of the Form 10-Q of the Company for the quarter ended
                    September 30, 1989.)
               (c) Form of SAR deferral election notice. (Exhibit (10)(xiv)(c) of the 1992 Form 10-K.)

      (12)     Computation of Ratio of Earnings to Fixed Charges. Page 17.

      (13) Portions of the 1994 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

      (21)     List of Company Subsidiaries. Filed herewith.

      (24) Independent Auditors' Consent and Report on Schedules for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 15.

(b) Reports on Form 8-K filed during quarter ended December 31, 1994:

    None












                               14 of 72

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

Date: February 27, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Robert A. Beck                           /s/ Stanley Hiller, Jr.
- ---------------------------                  ---------------------------------
Robert A. Beck - Director                    Stanley Hiller, Jr. - Director

/s/ John E. Bryson                           /s/ George M. Keller
- ---------------------------                  ---------------------------------
John E. Bryson - Director                    George M. Keller - Director

/s/ Philip M. Condit                         /s/ Donald E. Petersen
- ---------------------------                  ---------------------------------
Philip M. Condit - Director and President    Donald E. Petersen - Director

/s/ John B. Fery                             /s/ Charles M. Pigott
- ---------------------------                  ---------------------------------
John B. Fery - Director                      Charles M. Pigott - Director

/s/ Paul E. Gray                             /s/ Rozanne L. Ridgway
- ---------------------------                  ---------------------------------
Paul E. Gray - Director                      Rozanne L. Ridgway - Director

/s/ Harold J. Haynes
- ---------------------------                  ---------------------------------
Harold J. Haynes - Director                  George H. Weyerhaeuser - Director



Date:  February 27, 1995
                               15 of 72

             Independent Auditors' Consent and Report on Schedules







Board of Directors and Shareholders
The Boeing Company:


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8 of our
report dated January 25, 1995, on the consolidated financial statements of The Boeing Company and subsidiaries, in The Boeing Company's 1994 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1994. We also consent to the incorporation of the following report on schedules and the reference to us appearing under the heading "Experts" in the Registration Statements.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company, listed in Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington

March 8, 1995




















                               16 of 72

               SCHEDULE VIII - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

            Allowance for Doubtful Accounts and Customer Financing
                  (Deducted from assets to which they apply)

                           (Dollars in millions)



                                  1994      1993      1992
- ----------------------------------------------------------
Balance at January 1              $126      $103      $ 83

Charged to costs and expenses        1        31        30

Collection of accounts
previously charged off               1

Deductions from reserves
(accounts charged off)              13         8        10

Balance at December 31            $115      $126      $103


































                               17 of 72

EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                   The Boeing Company and Subsidiaries

                          (Dollars in millions)

                                         Year ended December 31,
                               --------------------------------------------
                               1994      1993      1992      1991      1990
                              ------    ------    ------    ------    ------
Earnings before
 federal taxes on income      $1,143    $1,821    $2,256    $2,204    $1,972

Fixed charges excluding
 capitalized interest            154        75        62        66        58

Amortization of previously
 capitalized interest             51        31        22        13        13

Less undistributed earnings
 of affiliates                    (3)        1         1        (1)       (5)

Plus distributed earnings
 of affiliates                     -         -         -         -         5
                              ------    ------    ------    ------    ------
Earnings available for
 fixed charges                $1,345    $1,928    $2,341    $2,282    $2,043
                              ======    ======    ======    ======    ======

Fixed charges:

 Interest expense             $  130    $   39    $   14    $   13    $    6

 Interest capitalized during
  the period                      87       150       119        44        22

 Rentals deemed
  representative of an
  interest factor                 24        36        48        53        52
                              ------    ------    ------    ------    ------
Total fixed charges           $  241    $  225    $  181    $  110    $   80
                              ======    ======    ======    ======    ======


Ratio of earnings to fixed
  charges                        5.6       8.6      12.9      20.8      25.5
                              ======    ======    ======    ======    ======











                               18 of 72

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-K

                        Commission File Number 1-442

                             THE BOEING COMPANY
                                Exhibit Index                      Annual
                                                                   Report
                                                                     to
                                                                   Share-   Form
                                                                   holders  10-K
Exhibit         Description                                         Page    Page
- --------------  -------------------------------------------------  -------  ----
(10)(vi)        Supplemental Benefit Plan for Employees of
                The Boeing Company, as amended December 14, 1992             59
(10)(vii)       Supplemental Retirement Plan for Executives of
                The Boeing Company, as amended October 25, 1994              63

(12)            Computation of Ratio of Earnings to Fixed Charges            18

(13) Portions of the 1994 Annual Report to Shareholders incorporated by reference in Part I and Part II

                  Market for Registrant's Common Equity and
                   Related Stockholder Matters                        *      57
                  Selected Financial Data                            55      56
                  Management's Discussion and Analysis of
                   Financial Position and Results of Operations      26      21
                  Consolidated Statements of Net Earnings            38      35
                  Consolidated Statements of Financial Position      39      36
                  Consolidated Statements of Cash Flows              40      37
                  Notes to Consolidated Financial Statements         41      38
                  Independent Auditors' Report                       37      34
                  Supplementary Data Regarding Quarterly Results
                   of Operations                                     54      55

(21)            List of Company Subsidiaries                                 69

(24)            Independent Auditors' Consent and Report on
                Schedules for use in connection with Filings of
                Form S-8 under the Securities Act of 1933.                   16

                Appendix of graphic and image material pursuant
                to Rule 304(a) of Regulation S-T                             71

                *Listed on inside back cover of annual report












                               19 of 72

                                 Exhibit (13)

              Portions of the 1994 Annual Report to Shareholders
               incorporated by reference in Part I and Part II











































                               20 of 72

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
REVENUES

Operating revenues for 1994 were $21.9 billion compared to $25.4 billion in 1993 and $30.2 billion in 1992. The decline in revenues over the past two years has been primarily due to fewer commercial jet transport deliveries as a result of economic conditions and airline industry overcapacity in most major market areas of the world. The Company's commercial jet transport market share was approximately 60% in terms of sales value for each of the three years.

Commercial jet transport deliveries by model:

                   1994  1993  1992
- -----------------------------------
737                 121   152   218
747                  40    56    61
757                  69    71    99
767                  40    51    63
- -----------------------------------
Total               270   330   441
===================================

Commercial aircraft products and services accounted for 77%, 81% and 80% of total operating revenues for the years 1994, 1993 and 1992.

Total commercial aircraft production declined from a high of 38 aircraft per month at the beginning of 1992 to 19 1/2 at the end of 1994. During 1994, the 747 production rate was reduced from 5 to 3 per month and the 737 rate was reduced from 10 to 8 1/2 per month. In early 1995, the 747 rate was reduced from 3 to 2 per month and the 757 rate was reduced from 5 to 4 per month. The 767 rate is currently being increased from 3 to 4 per month. As previously announced, the 767 production rate is scheduled to be adjusted again in the fourth quarter of this year to 3 1/2 per month, and the 737 rate is scheduled to be reduced from 8 1/2 to 7 per month, also in the fourth quarter. Planned production rates will continue to be adjusted as necessary to match customer orders. Deliveries of the new 777 model are scheduled to begin in May 1995.

Total commercial jet transport deliveries for 1995 are currently projected to be approximately 230 aircraft, including 19 777s. Commercial transportation sales trends are discussed further in the Commercial Aircraft Business Environment section on pages 26-28.

Sales by industry segment:
[Graphic and image material item Number 1
 See appendix on page 71 for description.]

Commercial aircraft sales by geographic region:
[Graphic and image material item Number 2
 See appendix on page 71 for description.]



                               21 of 72

Defense and space segment revenues were $4.7 billion for 1994, compared with $4.4 billion and $5.4 billion for 1993 and 1992, respectively. The Space Station program was the major contributor to the higher sales in 1994 compared to 1993 following NASA's selection of Boeing Defense & Space Group as the prime contractor for the restructured Space Station program. Declining B-2 bomber subcontract work accounted for the majority of the reduction in defense and space sales in 1993 compared with 1992, and B-2 program sales declined further in 1994. The Company's defense and space business is broadly diversified, and no program accounted for more than 20% of total 1992-1994 defense and space revenues. Space Station sales represented less than 25% of total 1994 sales, and B-2 bomber subcontract work accounted for less than 10% of total 1994 sales.

The principal contributors to defense and space sales in 1994, in addition to the Space Station program and B-2 bomber subcontract work, included production and remanufacturing of CH-47 helicopters, F-22 fighter aircraft engineering and manufacturing development, V-22 Osprey tiltrotor transport development and test activities, KC-135 tanker update modifications, RAH-66 Comanche helicopter development, E-3 Airborne Warning and Control System (AWACS) updates, Avenger air defense system deliveries, and B-1B bomber avionics.
U.S. Government classified projects also continued to contribute to defense and space segment revenues. The Company's activities on the F-22, RAH-66 and V-22 programs are under joint venture teaming arrangements with other companies.

Defense and space activities are discussed further in the Defense and Space Business Environment section on page 28.

Based on current programs and schedules, the Company projects total 1995 sales to be in the $20-21 billion range.


EARNINGS

Net earnings of $856 million for 1994 were $388 million lower than in 1993, primarily due to the fewer commercial aircraft deliveries, a higher level of research and development expenditures, increased debt expense, and lower corporate investment income. These factors were partially offset by improved defense and space earnings and a lower effective federal income tax rate.
 Although commercial aircraft sales levels were down substantially in 1994, the combined operating profit margin on commercial aircraft programs before research and development was maintained through efficiencies gained by process improvements throughout the segment's operations. The overall commercial aircraft operating margin is expected to be somewhat lower in 1995 as sales levels decline on existing programs, deliveries of the new 777 jet transport begin, and process improvement investments are made for long-term operating efficiencies.

The diversified programs of the defense and space segment have adjusted well to the numerous schedule revisions driven by U.S. Government funding constraints, and all major programs continue to demonstrate solid technical and cost performance. Defense and space earnings in 1994 increased by approximately 38% compared to 1993, while sales increased approximately 8%.

Net earnings:
[Graphic and image material item Number 3
 See appendix on page 71 for description.]


                               22 of 72

Net earnings for 1993 were down $310 million compared to 1992 (excluding the cumulative effect of the SFAS No. 106 accounting change for retiree health care in 1992), primarily due to lower commercial aircraft sales, lower corporate investment income and continued high levels of research and development expenditures, principally for the new 777 jet transport program. These factors were partially offset by improved defense and space earnings despite lower sales, and increased income from customer financing.

Research and development expensed:
[Graphic and image material item Number 4
 See appendix on page 72 for description.]

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet transports, other company-sponsored product development, and basic defense and space research and development not recoverable under U.S. Government flexibly priced contracts. Research and development associated with new commercial models and derivatives was maintained at high levels over the past three years even though sales were declining during this period. These substantial investment levels will help ensure the Company is well positioned to meet customer requirements in the next growth cycle.

The principal commercial developmental program during the 1993-1994 time period has been the new 777 wide-body twinjet. Structural design activities on the 777 program peaked in 1992, resulting in the lower level of research and development charges in 1993 compared to 1992. During 1993, the 777 development program transitioned from primarily structural and systems design activities to primarily systems integration and test activities. Flight testing began in mid-1994, and will continue through 1995. In addition to extensive systems integration and test activities for the new 777 model, the principal commercial developmental programs in 1994 were the extended-range version of the 777, which begins deliveries in late 1996, the Next-Generation 737 family, which begins deliveries with the 737-700 in late 1997, and a freighter version of the 767, which begins deliveries in the fourth quarter of 1995.

Research and development expenditures currently planned for 1995 will be below the 1994 and 1993 levels. Research and development activities are discussed further in the Strategic Investments section immediately following.

The effective federal income tax rates were 25.1%, 31.7% and 31.1% for 1994, 1993 and 1992, respectively. The effective tax rates for the three years were lower than the statutory rates primarily due to tax-exempt income benefits from export sales, and research and development tax credit in 1994. (See Note 6 to the Consolidated Financial Statements.)

Essentially all of the Company's business is performed under contract, and therefore operating results trends are not significantly influenced by the effect of changing prices. Additional information relating to sales and earnings contributions by business segment can be found in Note 18 to the Consolidated Financial Statements.







                               23 of 72

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE
- -----------------------------------------

Over the past several years, the Company has made significant investments to meet future airline requirements and to aggressively pursue business and process improvement opportunities. Although constraining earnings and requiring substantial cash resources in the near-term, these investments are building long-term value by streamlining operations and positioning the Company to maintain or increase market share.


NEW PRODUCT DEVELOPMENT

The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among the Boeing family of airplanes. The Company expects to continue leading the industry in customer satisfaction by offering products having the highest standards of quality, safety, technical excellence, economic performance, and in-service support.

The major focus of development activities over the past three years has been the 777 wide-body twinjet which is scheduled to enter airline service in mid-1995. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and regional markets internationally. Deliveries of an extended-range version of the 777 will begin in late 1996, and a version with 20% greater passenger-carrying capability is currently being offered. Orders for 150 and options for 108 777s have been announced by 16 customers.

During 1993 the Company began development activities on the Next-Generation 737 family of short-to-medium-range jetliners that will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The first Next-Generation 737, designated the 737-700, is the middle-sized member of the 737 family, and will be followed by the larger 737-
800. Customer interest for a smaller version, the 737-600, will determine the timing of its introduction. The improved operational capabilities and commonality benefits should give the new 737s significant competitive advantages. Initial 737-700 deliveries are scheduled for late 1997. Orders for 93 and options for 83 Next-Generation 737s have been announced by five customers.

Other derivatives recently developed or presently in development include freighter versions of the 747-400 and 767. The initial 747-400 freighter was delivered in 1993 and the 767 freighter will first deliver in 1995.

The Company continues to assess the market potential for new or derivative aircraft that are larger and have more range than the 747-400. Because of a relatively limited market and the heavy resource investment levels required, the Company signed an agreement with four European aerospace companies in 1993 to study the feasibility of jointly developing a new aircraft capable of carrying between 550 and 800 passengers.



                               24 of 72

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

The major developmental programs in the defense and space segment, funded principally under cost-reimbursement-type contracts, include Space Station, F-22 fighter aircraft, V-22 Osprey tiltrotor transport and RAH-66 Comanche helicopter.

The Defense & Space Group is on the forward edge of military and space technology. Although opportunities for major new defense and space programs in the near term are relatively limited, the Company is aggressively seeking those for which it is well positioned. In recent years, significant resources have been applied in technologies for affordable military aircraft, which led to award of key conceptual design contracts in 1994. These awards were for the Advanced Short Take-Off Vertical Landing (ASTOVL) aircraft and the Joint Attack Strike Technology (JAST), a tri-service Defense Department initiative to provide design concepts for an affordable lightweight fighter. Other potential opportunities being pursued include a possible replacement for NASA's aging Space Shuttle fleet and application of the Company's technologies in various international commercial ventures.


MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to continuous quality improvement in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being pursued aggressively, with substantial resources committed to investments in training, restructuring of processes, technology, and organizational realignment.

In connection with the 777 and other developmental programs, such measures have included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework, and improved quality of internally manufactured and supplier parts.

During 1994 a major initiative was launched to simplify and streamline commercial aircraft production management and related systems. Organizational realignments have been made and resources have been dedicated to ensure the new processes and systems are successfully implemented over the next few years. Investments in new manufacturing processes and flexible configuration designs are also being made to further streamline the entire order-to-delivery process.

The Defense & Space Group continues to make important process improvements, and has placed increased emphasis on implementing process improvements to provide cost-effective solutions that maintain technological superiority. One example is a process that facilitates quick and effective cross-disciplinary integration in creating new product prototypes.

                               25 of 72

COMMERCIAL AIRCRAFT BUSINESS ENVIRONMENT
- ----------------------------------------

The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging countries and political stability. Demand for the Company's commercial aircraft is further influenced by world trade policies, environmental constraints imposed upon airplane operations, airline industry profitability, technological evolution, and price and other competitive factors.


GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

Since the 1970s, worldwide air travel has grown in parallel with prevailing economic conditions. Two major slumps occurred as a result of rapid petroleum price increases, and the most recent decline followed the high economic growth of the late 1980s. The worldwide recession in developed countries appears to have come to an end, but unlike past recessions, it has not been followed by a rapid recovery in the world economy. Economic recovery was essentially synchron-ized throughout the world when oil price hikes subsided in the 1970s and again in the 1980s. The 1991-93 world recessions were caused by a variety of factors, and the pace of the current recovery varies by region. The broad-based world recovery now underway is expected to gain strength in 1995. Recent economic indicators suggest that growth in Western Europe is accelerating, that Japan will experience a modest recovery in 1995, and most other Asian economies will continue to experience rapid expansion. Economic growth rates in the United States and certain other regions may moderate as Japan and Europe continue their recoveries.
  Following the decline in passenger traffic in 1991, the first annual decline since the start of the jet era, worldwide passenger traffic in 1992-excluding traffic in the nations of the Commonwealth of Independent States (CIS) and the three Baltic republics-was approximately 8 1/2% higher than the depressed levels of 1991. This was followed by annual growth rates of approximately 5% and 5 1/2% in 1993 and 1994. For the three-year period 1992-1994, the average annual growth rate for worldwide passenger traffic (excluding the nations of the CIS and the three Baltic republics) was approximately 6 1/2%. The Company's forecast of the average long-term growth rate in passenger traffic is approximately 5.8% annually for the balance of the decade and slightly less than 5% for the balance of the 20-year forecast period.
  Significant excess capacity in the worldwide aircraft fleet developed during the recent global recession following several years of record setting delivery levels of new jet transports. At the end of 1993 approximately 1,110 commercial jet transports out of the total world fleet of over 11,000 aircraft were in out-of-service status. By the end of 1994, that number had declined to approximately
950. Analysis indicates that over 200 of these aircraft are awaiting major maintenance or modification. Due to noise constraints and the inferior operating economics of older aircraft, the Company currently estimates that more than half of the remaining stored aircraft will not return to commercial service.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet transport market opportunity over the next 20 years at approximately $1,000 billion in 1995 dollars. However, realization of this market forecast depends on the customer airlines' ability to achieve and sustain reasonable levels of profits over the long term.
                               26 of 72

AIRLINE PROFITABILITY

Following substantial operating losses in the aggregate by both U.S. and non-U.S. airlines in 1992, the airline industry realized positive operating profits in 1993. Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost reduction measures, the airline industry showed significant further improvement in operating profitability in 1994. Airlines' net earnings (after interest costs on debt) also showed marked improvement in 1994, and the industry aggregate achieved approximately a break-even level in terms of net earnings, following four years of net losses.

Until the airline industry can achieve sustained levels of acceptable profitability, future orders of the Company's commercial jet transports will be restrained. In addition to aggressive cost reduction measures being taken by airlines, continued growth in passenger traffic together with stable fare structures will be important factors in returning the industry to sustained profitability and financial health.

INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Over the past two decades, the Company has maintained approximately a 60% share of the available commercial jet transport market. All manufacturers of commercial jet transports have faced declining production rates in recent years, and competitive pressures for new orders continue to be intense in terms of pricing and other conditions. With respect to pricing pressures, the Company's focus on improving processes and other cost reduction efforts are intended to enable the Company to maintain market share at satisfactory margins.

In 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement limits direct European government development support subsidies to 33% and prohibits government production loans and government-subsidized sales arrangements. The Company would have preferred a ban on all government subsidies for commercial airplane programs, but the controls embodied in the 1992 agreement were considered important in limiting future government support to the Company's European competitor. A new multi-lateral subsidies code was incorporated in the GATT agreement reached in December 1993 limiting government subsidies by all countries covered by the GATT. The more restrictive 1992 bilateral agreement remains in effect for the European Community. Further limiting of subsidies to aircraft manufacturing companies by foreign governments, whether members of GATT or not, remains a primary Company goal to ensure fair competition.

The Company's extensive customer support services network for airlines through-out the world plays a key role in maintaining high customer satisfaction. To help airline customers more effectively manage their operating costs, new facilities and systems now provide for next-day shipment for routine spare parts orders, and the highest priority orders are processed and ready for shipment within two hours. During 1994 a new regional customer services center was opened in Beijing to serve the growing airline requirements in China and other Asian countries.

Over the past five years, sales outside the United States have accounted for more than 70% of total commercial aircraft sales, and over 60% of the contractual backlog at year-end 1994 was with non-U.S. airlines. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.
                               27 of 72

SUMMARY

Although market uncertainties remain, particularly with respect to the airline industry's profitability and financial health, the long-term market outlook remains favorable. The Company is well positioned in all segments of the commercial jet transport market, and intends to remain the airline industry's preferred supplier through emphasis on customer satisfaction and product offerings.


DEFENSE AND SPACE BUSINESS ENVIRONMENT
- --------------------------------------

Changing defense priorities and severe U.S. Government budget pressures continue to characterize the business environment for the defense and space segment. Over the three-year period 1992-1994, total procurement and research funding for U.S. Government defense and space programs declined more than 20% in inflation-adjusted dollars. As a consequence, some of the Company's programs have been subject to stretch-out, curtailment or termination. Although a number of programs remain subject to future stretch-out and curtailment, the Company's defense and space business is broadly diversified among priority government programs involving military aircraft, helicopters, electronic systems, and space systems. Additionally, the Company's programs are balanced between potential future production programs and ongoing modernization activities for existing defense systems.

A larger percentage of the Company's defense and space business was under cost-reimbursement-type contracts in 1994 compared with 1993 and 1992. The current major developmental programs, principally the Space Station, F-22 fighter, V-22 Osprey tiltrotor aircraft and RAH-66 Comanche helicopter, primarily involve cost-reimbursement-type contracts.

In addition to the developmental programs mentioned above, the major revenue-producing programs for 1995 include production and remanufacturing of CH-47 helicopters, updating and modifying various military aircraft and systems, production of 767 AWACS for the government of Japan, continuing B-2 bomber subcontract work, other program support and classified project activities.

Significant restructuring in the form of mergers, acquisitions, and consolidations is continuing throughout the industry as a result of the reduced opportunities in the defense and space industry. Internal consolidations and restructuring of the Company's defense and space operations, largely completed by 1992, have helped position the Defense & Space Group to effectively compete in the current market environment. The Company continues to examine whether its long-term strategy is best pursued through internal means or through acquisitions, dispositions or alliances. Joint venture arrangements with other companies are expected to continue to be common for major developmental programs and follow-on production activities. Currently, the Company's activities in the F-22, V-22 and RAH-66 developmental programs are under joint venture arrangements.

Over the past three years, defense sales to foreign governments have averaged approximately 10% of total defense and space sales. However, international sales are expected to represent a higher percentage of total defense and space sales in 1995, principally due to foreign government sales associated with the 767 AWACS and CH-47 helicopter programs.

                               28 of 72

In 1993, NASA selected Boeing to become the prime contractor for the restructured Space Station program, which now includes Russian participation. The selection as prime contractor for the International Space Station Alpha was an acknowledgment of Boeing Defense & Space Group's ability to effectively manage large, complex integration projects, and represents an assignment of great importance to both the Company and the country's manned space program. Boeing is responsible for the design, development and integration of the Space Station, as well as completing the original work package to build the habitat and laboratory modules. The Space Station program completed a highly successful system design review in March 1994. Subsequently, strong congressional support was received for the restructured Space Station program. A series of technical design reviews will occur during 1995 in preparation for the first launch of a space station component, currently scheduled for 1997.

The F-22 fighter, being developed in partnership with Lockheed, remains a high-priority defense program and is scheduled for critical design review in early 1995. First flight is currently scheduled to occur in early 1997 and low-rate initial production is scheduled to begin approximately two years later.

The V-22 Osprey tiltrotor aircraft, being developed in partnership with Bell Helicopter Textron, has maintained strong congressional support. The V-22 will satisfy Marine Corps and Special Operations Forces medium-lift requirements with exceptional mobility and rapid deployment. Critical design review for the V-22 was successfully completed in the fourth quarter of 1994. The current engineering and manufacturing development contract will provide four production representative aircraft for operational tests scheduled to begin in late 1996.

The RAH-66 Comanche, a light-attack helicopter for the U.S. Army, is being jointly developed with Sikorsky. First flight of the Comanche prototype is currently scheduled for late 1995. Due to funding constraints, this program has been identified for further stretch-out and delayed production.

The CH-47 Chinook helicopter program currently consists of modernizing and remanufacturing of earlier model Chinooks and production of new CH-47s. Existing contracts and near-term sales prospects are principally with foreign governments.

The 767 AWACS program is expected to provide important business opportunities over the long term. During 1994, the government of Japan ordered two additional 767 airframes, bringing the total to four 767 AWACS. The first 767 airframe was delivered in late 1994 and modification has begun for installation of the AWACS system. Upgrade activities for existing 707 AWACS for both the U.S. Government and NATO are ongoing.

In addition to the 767 AWACS, other opportunities are being pursued to provide military derivatives of the Company's commercial aircraft, including 747s and 767s for military airlift and tanker requirements.


OTHER BUSINESS ACTIVITIES
- -------------------------

Other business activities include developing large-scale information systems and conducting management services through Boeing Computer Services, principally for government agencies. An information systems contract to enhance the readiness of the Army Reserve and National Guard units is currently the largest contributor to other business revenues.
                               29 of 72

CONTRACTUAL BACKLOG
- -------------------

Contractual backlog:
[Graphic and image material item Number 5
 See appendix on page 72 for description.]

Total contractual backlog of unfilled orders at December 31, 1994, was $66.3 billion, compared with $73.5 billion at the end of 1993. Of the total 1994 backlog, $60.6 billion or 91% related to the commercial aircraft segment, compared with $69.0 billion or 94% in 1993. Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection.

U.S. Government and foreign military backlog is limited to amounts obligated to contracts. Unobligated U.S. Government contract values not included in backlog at December 31, 1994 and 1993, totaled $5.9 billion and $6.9 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 60% of the contractual backlog for commercial jet airplanes is scheduled to be delivered after 1996. Unfavorable operating results continuing to be experienced by certain airlines could result in customer requests for rescheduling or possible cancellation of contractual orders.




LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative commercial jet transport programs requiring both high developmental expenditures and initial inventory buildup; cyclical growth and expansion requirements; customer financing assistance requirements; and the timing of federal income tax payments.


















                               30 of 72

CASH FLOW SUMMARY

Following is a summary of cash flow (based on changes in cash and short-term investments) to highlight and facilitate discussion of the principal cash flow elements:

(Dollars in billions)                            1994      1993      1992
- -------------------------------------------------------------------------
Cash flow from earnings (a)                     $ 2.1     $ 2.4     $ 2.7

Facilities and equipment expenditures (b)        (0.8)     (1.3)     (2.2)

Net change in gross inventory                    (0.8)      0.6       2.0
Reductions in customer advances                  (0.7)     (1.3)     (2.1)
- -------------------------------------------------------------------------
Net inventory change (c)                         (1.5)     (0.7)     (0.1)

Net changes in receivables, liabilities,
 and deferred income taxes (d)                    0.3      (0.4)      1.0

Pension funding in excess of expense             (0.1)     (0.1)     (0.2)

Net increase in customer financing (e)           (0.2)     (0.9)     (1.1)

Disbursement for cash dividends and
 treasury stock acquisition                      (0.3)     (0.3)     (0.4)
- -------------------------------------------------------------------------
Net cash flow before new debt                    (0.5)     (1.3)     (0.3)

Long-term debt issued                                       0.8       0.5
- -------------------------------------------------------------------------
(Decrease) Increase in cash and
 short-term investments                         $(0.5)    $(0.5)    $ 0.2
=========================================================================
Cash and short-term investments at end of year  $ 2.6     $ 3.1     $ 3.6
=========================================================================

(a) Cash flows from earnings as presented here are adjusted for non-cash charges for depreciation and retiree health care accruals. The Company has not funded Statement of Financial Accounting Standards No. 106 retiree health care accruals and, at this time, has no plan to fund these accruals in the future.

(b) Facilities and equipment expenditures were at an historically high level during 1992, principally in support of the new 777 program. Expenditures in 1993 and 1994 were down sharply as the 777 program facilities expansions were substantially completed. No major plant expansions are currently planned.









                               31 of 72

(c) Inventory balances on the 737, 747, 757 and 767 commercial jet transport programs declined substantially over each of the three years due to production rate reductions and improvements in production inventory flow times. These declines were partially offset during 1993 and 1992 and more than offset in 1994 by substantial inventory and tooling buildup on the new 777 program. Defense and space segment inventories also declined in 1993. Primarily because of declining delivery rates, slower order activity, and program buildup on the 777 program during the 1992-1994 time period, the ratio of commercial customer advances to commercial gross inventory declined, resulting in increases in commercial inventory net of customer advances. With regard to defense and space contract activity, the ratio of progress billings to gross inventory did not significantly change during this period. 777 program inventory will continue to increase in 1995 as the production rate builds following initial deliveries in mid-1995.

(d) Over the three-year period 1992-1994, changes in accounts receivable, accounts payable, other liabilities and deferred taxes positively impacted cash flow by $0.9 billion in the aggregate, principally due to increases in accounts payable. With regard to anticipated near-term cash requirements, federal income tax payments are projected to substantially exceed income tax expense for the 1995-1996 time period due to completion of contracts executed under prior tax regulations.

(e) The increase in customer financing has been largely driven by the commercial aircraft market conditions discussed above. As of December 31, 1994, the Company had outstanding commitments of approximately $3.2 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through 2002. However, not all these commitments are likely to be utilized. The Company will sell a portion of customer financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are secured by the underlying aircraft.


Property, plant and equipment -- net additions:
[Graphic and image material item Number 6
 See appendix on page 72 for description.]

Customer financing -- net additions:
[Graphic and image material item Number 7
 See appendix on page 72 for description.]


LIQUIDITY AND CAPITAL RESOURCES SUMMARY

The $2.6 billion of long-term debt, primarily issued in the 1990-1993 time period, is unsecured and has an average maturity of 30 years. Total borrowings as of year end 1994 amounted to 21% of total book capital (shareholders' equity plus borrowings), and the Company believes that it has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused.

In aggregate, cash and short-term investments are projected to decrease over the next several quarters due principally to the continuing inventory buildup on the new 777 jet transport, customer financing commitments, and federal income tax payments. No additional debt issuances are anticipated at this time.

                               32 of 72

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

                                   - - - - -
CONTINGENT ITEMS

As discussed in Note 17 to the Consolidated Financial Statements, the U.S. Government has terminated for alleged default most of the work required under contracts for a new Saudi Arabia air defense system known as the Peace Shield program. The Government has demanded that the Company repay $605 million of Peace Shield unliquidated progress payments and has selected another contractor to perform the terminated work. Management believes that the Government's grounds for default are not legally supportable, and on appeal the Government's position will be overturned. The Company has filed its complaint in the United States Claims Court to overturn the default termination, submitted a Contract Claim for equitable adjustment to the contract prices and schedules, and requested that repayment of $605 million of unliquidated progress payments be deferred. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. If the Company's appeal of the termination for default is not successful, the Company could realize a pre-tax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.

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

Based on in-depth studies, expert analyses and legal reviews, the Company routinely assesses its contingencies, obligations and commitments to clean up sites, including assessments of the probability of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately recognize identified exposures related to environmental cleanup sites based on conservative estimates of investigation, cleanup, and monitoring costs to be incurred.

Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in a materially adverse impact on the Company's financial position or operating results and cash flow trends.

During 1994 the Company reached a settlement with the U.S. Government concerning cost classification practices that had been under investigation. The settlement had no material impact on results of operations.




                               33 of 72

                 INDEPENDENT AUDITORS' REPORT

                 January 25, 1995

                 Board of Directors and Shareholders
                 The Boeing Company
                 Seattle, Washington


                 We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1994 and 1993, and the related statements of net earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                 As discussed in Note 1 to the financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions.


                 /s/ Deloitte & Touche LLP

                 Deloitte & Touche LLP
                 Seattle, Washington




                               34 of 72

                THE BOEING COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET EARNINGS
            (Dollars in millions except per share data)





Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Sales and other operating revenues                 $21,924   $25,438   $30,184
Costs and expenses                                  20,773    23,747    28,144
- ------------------------------------------------------------------------------
Earnings from operations                             1,151     1,691     2,040
Other income, principally interest                     122       169       230
Interest and debt expense                             (130)      (39)      (14)
- ------------------------------------------------------------------------------
Earnings before federal taxes on income and
 cumulative effect of change in accounting           1,143     1,821     2,256
Federal taxes on income                                287       577       702
- ------------------------------------------------------------------------------
Earnings before cumulative effect of change
 in accounting                                         856     1,244     1,554
Cumulative effect to January 1, 1992, of
 change in accounting for retiree health care                           (1,002)
- ------------------------------------------------------------------------------
Net earnings                                       $   856   $ 1,244   $   552
==============================================================================

Earnings per share:
  Before cumulative effect of change in accounting   $2.51     $3.66    $ 4.57
  Cumulative effect to January 1, 1992, of
   change in accounting for retiree health care                          (2.95)
- ------------------------------------------------------------------------------
                                                     $2.51     $3.66    $ 1.62
==============================================================================


Cash dividends per share                             $1.00     $1.00    $ 1.00
==============================================================================

See notes to consolidated financial statements.














                               35 of 72

                THE BOEING COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
            (Dollars in millions except per share data)


December 31,                                                  1994        1993
- ------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $ 2,084     $ 2,342
Short-term investments                                         559         766
Accounts receivable                                          1,664       1,615
Current portion of customer financing                          250         218
Deferred income taxes                                          878         800
Inventories                                                 11,269      10,485
  Less advances and progress billings                       (6,290)     (7,051)
- ------------------------------------------------------------------------------
    Total current assets                                    10,414       9,175
Customer financing                                           3,071       2,959
Property, plant and equipment, at cost                      13,588      13,232
  Less accumulated depreciation                             (6,786)     (6,144)
Deferred income taxes                                                       63
Other assets                                                 1,176       1,165
- ------------------------------------------------------------------------------
                                                           $21,463     $20,450
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                     $ 6,267     $ 5,854
Advances in excess of related costs                            273         226
Income taxes payable                                           281         434
Current portion of long-term debt                                6          17
- ------------------------------------------------------------------------------
    Total current liabilities                                6,827       6,531
Deferred income taxes                                           51
Accrued retiree health care                                  2,282       2,148
Long-term debt                                               2,603       2,613
Contingent stock repurchase commitment                                     175
Shareholders' equity:
 Common shares, par value $5.00 -
    600,000,000 shares authorized;
    349,256,792 shares issued                                1,746       1,746
  Additional paid-in capital                                   586         413
  Retained earnings                                          7,696       7,180
  Less treasury shares, at cost -
    1994 - 8,377,637; 1993 - 9,118,995                        (328)       (356)
- ------------------------------------------------------------------------------
    Total shareholders' equity                               9,700       8,983
- ------------------------------------------------------------------------------
                                                           $21,463     $20,450
==============================================================================

See notes to consolidated financial statements.




                               36 of 72

                THE BOEING COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Dollars in millions)

Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                     $   856   $ 1,244   $   552
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Effect of cumulative change in accounting
     for retiree health care                                             1,002
    Depreciation and amortization -
     Plant and equipment                             1,081       953       870
     Leased aircraft, other                             61        72        91
    Gain/undistributed earnings - affiliates             3       (1)       (13)
    Changes in assets and liabilities -
      Short-term investments                           207       137      (388)
      Accounts receivable                              (49)     (187)      635
      Inventories, net of advances and
       progress billings                            (1,545)     (733)     (138)
      Accounts payable and other liabilities           413       606       229
      Advances in excess of related costs               47      (413)      (28)
      Income taxes payable and deferred               (117)     (334)      180
      Other assets                                     (14)     (134)     (202)
      Accrued retiree health care                      134       144       184
- ------------------------------------------------------------------------------
     Net cash provided by operating activities       1,077     1,354     2,974
- ------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                        (975)   (1,560)   (1,156)
  Customer financing reductions                        770       626        16
  Plant and equipment, net additions                  (795)   (1,317)   (2,160)
  Proceeds from sale of affiliate                                           50
  Other                                                            8       (19)
- ------------------------------------------------------------------------------
     Net cash used by investing activities          (1,000)   (2,243)   (3,269)
- ------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                       (21)      837       482
  Shareholders' equity -
    Cash dividends paid                               (340)     (340)     (340)
    Treasury shares acquired                                              (109)
    Stock options exercised, other                      26        23        35
- ------------------------------------------------------------------------------
     Net cash provided (used) by financing activities (335)      520        68
- ------------------------------------------------------------------------------

Net decrease in cash and cash equivalents             (258)     (369)     (227)

Cash and cash equivalents at beginning of year       2,342     2,711     2,938
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 2,084   $ 2,342   $ 2,711
==============================================================================
See notes to consolidated financial statements.
                               37 of 72

               THE BOEING COMPANY AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 1994, 1993 and 1992
           (Dollars in millions except per share data)


Note 1 - Summary of Significant Accounting Policies

Principles of consolidation

 The consolidated financial statements include the accounts of all subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.


Sales and other operating revenues

 Sales under commercial programs and U.S. Government and foreign military fixed-price contracts are generally recorded as deliveries are made. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain U.S. Government contracts contain profit incentives based upon performance relative to predetermined targets. Incentives based on cost performance are recorded currently, and other incentives and fee awards are recorded when the amounts can be reasonably estimated or are awarded. Income associated with customer financing activities is included in sales and other operating revenues.


Inventories and cost of deliveries

 Inventoried costs on long-term commercial jet transport programs and U.S. Government and foreign military contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, for U.S. Government fixed-price-incentive contracts, inventoried costs include research and development and general and administrative expenses estimated to be recoverable. Inventoried costs associated with commercial jet transport programs and long-term contracts are reduced by the estimated average cost of deliveries.

 For commercial jet transport programs, average cost of deliveries is based on the estimated total cost of units represented by the current and near-term production commitment quantity, except the program quantity for new programs is initially based on an established number of units representing what is believed to be a conservative market projection. For the new 777 commercial jet transport program for which deliveries begin in 1995, the initial program quantity has been established at 400 units. For U.S. Government and foreign military contracts, average cost of deliveries is based on the estimated total cost of contractual units. To the extent the total of such costs is expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated realizable value.





                               38 of 72

 In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

 Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.

Research and development, general and administrative expenses

 Research and development and general and administrative expenses are charged directly to earnings as incurred except to the extent estimated to be directly recoverable under U.S. Government flexibly priced contracts.


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

 In the fourth quarter of 1992, the Company adopted retroactive to January 1, 1992, the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, using the immediate recognition transition option. SFAS No. 106 requires accrual of these benefits during an employee's service period. Prior to 1992, postretirement benefits consisting of retiree health care were accrued for eligible retirees and qualifying dependents. The effect of the immediate recognition of the transition obligation was a decrease to 1992 earnings on an after-tax basis of $1,002, or $2.95 per share based on the annual average shares outstanding. This accounting change increased 1992 pre-tax costs by $123. The retiree health care obligation is unfunded.


Taxes on income

 In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method prescribed by SFAS No. 109, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities. These deferred taxes are measured by the provisions of currently enacted tax laws. Because the Company had previously adopted SFAS No. 96, the adoption of SFAS No. 109 did not have a material effect on the Consolidated Statements of Net Earnings.

 State taxes on income, which are relatively minor in amount, are included in general and administrative expense.


                               39 of 72

Cash and cash equivalents

 Cash and cash equivalents consist of highly liquid instruments such as certificates of deposit, time deposits, treasury notes and other money market instruments which generally have maturities of less than three months.


Short-term investments

 Short-term investments principally consist of U.S. Government Treasury obligations, with unrealized gains and losses reflected in other income.


Capital assets

 Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated over useful lives, principally by accelerated methods.


Per share data

 Net earnings per share are computed based on the weighted average number of shares outstanding of 340,574,779, 339,736,640 and 340,217,888 for the years ended December 31, 1994, 1993 and 1992, respectively. There is no material dilutive effect on net earnings per share due to common stock equivalents.


Note 2 - Accounts Receivable

Accounts receivable at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts         $1,200      $1,182
Accounts receivable from commercial
 and foreign military customers                                464         433
- ------------------------------------------------------------------------------
                                                            $1,664      $1,615
==============================================================================

 Accounts receivable included the following as of December 31, 1994 and 1993, respectively: amounts not currently billable of $137 and $325 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($109 and $192 not expected to be collected in one year); $212 and $271 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($212 and $240 not expected to be collected in one year); and $41 and $57 of other receivables not expected to be collected in one year.









                               40 of 72

Note 3 - Inventories

 Inventories at December 31, 1994 and 1993, consisted of $10,352 and $9,557 relating to long-term commercial programs and U.S. Government and foreign military contracts, and $917 and $928 relating to commercial spare parts, general stock materials and other inventories. General and administrative and research and development expenses included in inventories represented approximately 1% of total inventories.

 As of December 31, 1994, there were no significant deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 program. Inventory costs relating to the 777 program included unamortized tooling of $3,089 and $2,299 at December 31, 1994 and 1993. For the 777 program, the number of units for determining deferred production costs in excess of aggregate estimated average cost and over which total tooling costs will be amortized and absorbed in cost of sales has been established at 400 units. As of December 31, 1994, 141 777s were under firm contract.

 As of December 31, 1994 and 1993, inventory balances included $318 and $457 subject to claims or other uncertainties related to U.S. Government contracts, principally for the Peace Shield program. (See Note 17.)

 Interest capitalized as construction-period tooling costs amounted to $36, $50 and $53 in 1994, 1993 and 1992, respectively.


Note 4 - Customer Financing

Long-term customer financing, less current portion, at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Notes receivable                                            $1,189      $1,396
Investment in sales-type leases                              1,235         768
Operating lease aircraft, at cost, less
 accumulated depreciation of $269 and $220                     747         895
- ------------------------------------------------------------------------------
                                                             3,171       3,059
Less valuation allowance                                      (100)       (100)
- ------------------------------------------------------------------------------
                                                            $3,071      $2,959
==============================================================================

 Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.

Principal payments from notes receivable and sales-type leases for the next five years are as follows:

                 1995   1996   1997  1998  1999
                 ------------------------------
                 $250   $266    $56   $51   $46
                 ==============================

                               41 of 72

 The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $358 of customer financing receivables as of December 31, 1994.

 Interest rates on fixed-rate notes ranged from 6.5% to 11%, and effective interest rates on variable-rate notes ranged from the London Interbank Offered Rate (LIBOR) to 4.125% above LIBOR.

 Sales and other operating revenues included interest income associated with notes receivable and sales-type leases of $183, $153 and $57 for 1994, 1993 and 1992, respectively.


Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Land                                                         $ 400       $ 397
Buildings                                                    5,662       5,286
Machinery and equipment                                      7,090       6,500
Construction in progress                                       436       1,049
- ------------------------------------------------------------------------------
                                                           $13,588     $13,232
==============================================================================

 Interest capitalized as construction-period property, plant and equipment costs amounted to $51, $100 and $66 in 1994, 1993 and 1992, respectively.


Note 6 - Taxes on Income

 In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. State taxes on income, which are relatively minor in amount, are included in general and administrative expense.

The provision for federal taxes on income consisted of the following:
Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Taxes paid or currently payable                       $251    $1,113      $728

Change in deferred taxes other than
 SFAS No. 106 cumulative transition effect              36      (536)      (26)
- ------------------------------------------------------------------------------
                                                      $287    $  577      $702
==============================================================================









                               42 of 72

The provisions for federal taxes on income were less than those which result from application of the statutory corporate tax rates due to the following:
                                                      1994      1993      1992
- ------------------------------------------------------------------------------
Statutory tax rate                                    35.0 %    35.0 %    34.0 %
Foreign Sales Corporation tax benefit                 (5.7)     (3.3)     (3.8)
Research benefit                                      (5.2)
Rate change impact on deferred balances                         (0.5)
Other                                                  1.0       0.5       0.9
- ------------------------------------------------------------------------------
Effective tax rate                                    25.1 %    31.7 %    31.1 %
==============================================================================

The net deferred tax assets resulted from temporary tax differences associated with the following:
Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Inventory and long-term contract methods
 of income recognition                               $ 473     $ 381     $(182)
Pension benefit accruals                              (347)     (323)     (288)
Retiree health care accruals                           799       752       681
Other employee benefits accruals                       220       223       215
Customer financing                                    (318)     (158)      (76)
Domestic International Sales Corporation                         (12)      (23)
- ------------------------------------------------------------------------------
                                                     $ 827     $ 863     $ 327
==============================================================================

 The temporary tax differences associated with inventory and long-term contract methods of income recognition encompass related costing differences, including timing and depreciation differences.

 Valuation allowances were not required due to the nature of and circumstances associated with the temporary tax differences.

 In response to an Internal Revenue Service clarification of a transition rule relating to the repeal of investment tax credit under the Tax Reform Act of 1986, the Company is conducting a comprehensive study regarding prior years' investments that may qualify for additional investment tax credit. The study is expected to be completed during 1995 and will likely result in recognition of additional prior years' investment tax credit benefits. Income taxes have been settled with the Internal Revenue Service for all years through 1978, and Internal Revenue Service field examinations have been completed through 1987. The Company believes adequate provision has been made for all open years. Favorable resolution of certain claims by the Company could potentially result in reductions in future tax provisions. Federal income tax payments and transfers were $401, $908 and $518 in 1994, 1993 and 1992, respectively.










                               43 of 72

Note 7 - Other Assets

Other assets at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Prepaid pension expense                                     $1,115      $  981
Investments, other                                              61         184
- ------------------------------------------------------------------------------
                                                            $1,176      $1,165
==============================================================================


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Accounts payable                                            $3,207      $2,731
Employee compensation and benefits                           1,062       1,005
Lease and other deposits                                       640         708
Other                                                        1,358       1,410
- ------------------------------------------------------------------------------
                                                            $6,267      $5,854
==============================================================================



Note 9 - Long-Term Debt

Long-term debt at December 31 consisted of the following:
                                                              1994        1993
- ------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                                   $  250      $  249
  6.35% due Jun. 15, 2003                                      299         299
  8 1/10% due Nov. 15, 2006                                    175         175
  8 3/4% due Aug. 15, 2021                                     398         398
  7.95% due Aug. 15, 2024                                      300         300
  7 1/4% due Jun. 15, 2025                                     247         247
  8 3/4% due Sep. 15, 2031                                     248         248
  8 5/8% due Nov. 15, 2031                                     173         173
  7.50% due Aug. 15, 2042                                      100         100
  7 7/8% due Apr. 15, 2043                                     173         173
  6 7/8% due Oct. 15, 2043                                     125         125
Other notes                                                    121         143
Less current portion                                            (6)        (17)
- ------------------------------------------------------------------------------
                                                            $2,603      $2,613
==============================================================================

 The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%.

                               44 of 72

Maturities of long-term debt for the next five years are as follows:

                 1995   1996   1997  1998  1999
                 ------------------------------
                   $6   $271     $9   $11   $11
                 ==============================


 Interest payments were $210, $175 and $120 in 1994, 1993 and 1992, respectively.

 The Company has $3,000 currently available under credit-line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,509 are free from dividend restrictions. The Company has complied with restrictive covenants contained in the various debt agreements.


Note 10 - Postretirement Plans

Pensions

 The Company has various noncontributory plans covering substantially all employees. All major plans are funded and have plan assets that exceed accumulated benefit obligations. The following table reconciles the plans' funded status to the prepaid expense balance at December 31.

                                                              1994        1993
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                                   $(6,826)    $(7,196)
  Nonvested                                                   (647)       (547)
- ------------------------------------------------------------------------------
  Accumulated benefit obligation                            (7,473)     (7,743)
  Effect of projected future salary increases               (1,517)     (1,299)
- ------------------------------------------------------------------------------
  Projected benefit obligation                              (8,990)     (9,042)
Plan assets at fair value - primarily equities,
 fixed income obligations and cash equivalents               9,290       9,180
- ------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation          300         138
Unrecognized net actuarial loss                                463         467
Unrecognized prior service cost                                439         476
Unrecognized net asset at January 1, 1987, being recognized
 over the plans' average remaining service lives               (87)       (100)
- ------------------------------------------------------------------------------
Prepaid pension expense recognized in the Consolidated
 Statements of Financial Position                          $ 1,115      $  981
==============================================================================








                               45 of 72

The pension provision included the following components:
Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Service cost (current period attribution)            $ 352     $ 307     $ 293
Interest accretion on projected benefit obligation     669       632       594
Actual return on plan assets                          (101)     (923)     (483)
Net deferral and amortization of
 actuarial losses (gains)                             (596)      257      (140)
- ------------------------------------------------------------------------------
Net pension provision                                $ 324     $ 273     $ 264
==============================================================================


 The actuarial present value of the projected benefit obligation at December 31, 1994, 1993 and 1992, respectively, was determined using a weighted average discount rate of 8.5%, 7.25% and 8.25%, and a rate of increase in future compensation levels of 5.75%, 5.0% and 6.0%. The expected long-term rate of return on plan assets at December 31, 1994, 1993 and 1992, respectively, was 8.0%, 8.5% and 8.5%.

 The pension plans have been amended to provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plans first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company's group insurance programs.

 Although the Company has no intention of doing so, should it terminate certain of its pension plans under conditions where the plan's assets exceed the plan's obligations, the Company has an agreement with the Government whereby the Government is entitled to a fair allocation of any of the plan's reverted assets based on plan contributions that were reimbursed under Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% nondeductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

 The Company has certain unfunded and partially funded plans with a projected benefit obligation of $132 and $169; plan assets of $5 and $23; and unrecognized prior service costs and actuarial losses of $39 and $70 as of December 31, 1994 and 1993, respectively, based on actuarial assumptions consistent with the funded plans. The net provision for the unfunded plans was $23 and $22 for 1994 and 1993.

 The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. Under the terms of the Company-sponsored 401(k) plans, eligible employees are allowed to contribute up to 12% of their base pay. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 4% of the employee's pay, subject to statutory limitations. The provision for these defined contribution plans in 1994, 1993 and 1992 was $206, $213 and $221, respectively.




                               46 of 72

Other postretirement benefits

 In the fourth quarter of 1992, the Company adopted retroactive to January 1, 1992, the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, using the immediate recognition transition option. SFAS No. 106 requires accrual of these benefits during an employee's service period. Prior to 1992, postretirement benefits were accrued for eligible retirees upon retirement. The Company's postretirement benefits other than pensions consist of health care coverage for eligible retirees and qualifying dependents. Except for employees covered by the United Auto Workers bargaining agreement for whom lifetime benefits are provided, retiree health care is provided principally until age 65.

At January 1, 1992, the accumulated postretirement benefit obligation was $1,819; however, $301 of this obligation had been previously accrued, resulting in a pre-tax transition obligation adjustment of $1,518. The effect of the immediate recognition of the transition obligation was a decrease to first quarter 1992 net earnings of $1,002 and a deferred tax benefit of $516.

The retiree health care cost provision was $218, $230 and $257 for 1994, 1993 and 1992, respectively. The components of expense for 1994 and 1993 were as follows:

Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Service cost (current period attribution)             $ 91      $ 92      $110
Interest accretion on accumulated retiree
 health care obligation                                136       144       147
Net deferral and amortization of actuarial gains        (9)       (6)
- ------------------------------------------------------------------------------
Net provision for retiree health care                 $218      $230      $257
==============================================================================


 Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 10.5% annual rate for 1995, decreasing to a 6.0% annual growth rate by the year 2007. A 1% increase or decrease in the assumed annual trend rates would increase or decrease the accumulated retiree health care obligation by $231, $218 and $227 as of December 31, 1994, 1993 and 1992, respectively, with a corresponding effect on the retiree health care expense of $37, $39 and $43. The accumulated retiree health care obligation at December 31, 1994, 1993 and 1992, respectively, was determined using a weighted average discount rate of 8.5%, 7.25% and 8.25%.

The accumulated retiree health care obligation at December 31 consisted of the following components:
                                                              1994        1993
- ------------------------------------------------------------------------------
Retirees and dependents                                     $  562      $  534
Fully eligible active plan participants                        360         364
Other active plan participants                               1,039         923
- ------------------------------------------------------------------------------
Total accumulated retiree health care obligation             1,961       1,821
Unrecognized net actuarial gain                                321         327
- ------------------------------------------------------------------------------
Accrued retiree health care                                 $2,282      $2,148
==============================================================================
                               47 of 72

Note 11 - Research and Development, General and Administrative Expenses

Expenses charged directly to earnings as incurred included the following:
Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Research and development                            $1,704    $1,661    $1,846
General and administrative                           1,126     1,102     1,232
==============================================================================

Note 12 - Shareholders' Equity


Changes in shareholders' equity consisted of the following:
                                                      Common Stock
                                                    ----------------  Additional                   Treasury Stock
                                                                 Par     Paid-In    Retained      ----------------
(Shares in thousands)                               Shares     Value     Capital    Earnings      Shares    Amount
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                         349,257    $1,746        $583      $6,064       7,969     $(300)
==================================================================================================================
Net earnings                                                                             552
Cash dividends declared                                                                 (340)
Treasury shares acquired                                                                           2,497      (109)
Treasury shares issued for incentive
 stock plans, net                                                            (10)                   (630)       25
Tax benefit related to incentive stock plans                                   4
Cash received on put options                                                  15
Transfer to contingent stock repurchase provision                           (175)
Stock appreciation rights expired or surrendered                               1
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                         349,257    $1,746        $418      $6,276       9,836     $(384)
==================================================================================================================
Net earnings                                                                           1,244
Cash dividends declared                                                                 (340)
Treasury shares issued for incentive
 stock plans, net                                                            (11)                   (717)       28
Tax benefit related to incentive stock plans                                   3
Stock appreciation rights expired or surrendered                               3
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                         349,257    $1,746        $413      $7,180       9,119     $(356)
==================================================================================================================
Net earnings                                                                             856
Cash dividends declared                                                                 (340)
Treasury shares issued for incentive
 stock plans, net                                                             (9)                   (741)       28
Tax benefit related to incentive stock plans                                   3
Transfer from contingent stock repurchase provision                          175
Stock appreciation rights expired or surrendered                               4
- ------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                         349,257    $1,746        $586      $7,696       8,378     $(328)
==================================================================================================================


                               48 of 72

 In 1992 the Company issued put options on five million shares of its stock, exercisable on specific dates in 1994, giving another party the right to sell shares of Boeing stock to the Company at contractually specified prices. As of December 31, 1993 and 1992, the balance of the temporary equity account "Contingent stock repurchase commitment" is the amount the Company would have been obligated to pay if all the put options were exercised. All of the put options expired in 1994 and none were exercised. The proceeds from the issuance of the put options were recorded as paid-in capital.

 In July 1987, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at a purchase price of $150, subject to adjustment. The Rights will be exercisable only if a person or group has acquired, or obtained the right to acquire, 20% or more of the outstanding shares of common stock; following the commencement of a tender or exchange offer for 30% or more of such outstanding shares of common stock; or after the Board of Directors of the Company declares any person, alone or together with affiliates and associates, to be an Adverse Person. If the Board of Directors declares an Adverse Person, or a person or group acquires more than 30% of the then outstanding shares of common stock (except pursuant to an offer which the independent Directors determine to be fair to and otherwise in the best interests of the Company and its shareholders), each Right will entitle its holder to receive, upon exercise, common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the Right. The Company will be entitled to redeem the Rights at 5 cents per Right at any time prior to the earlier of the expiration of the Rights in August 1997 or ten days following the time that a person has acquired or obtained the right to acquire a 20% position. The Company may not redeem the Rights if the Board of Directors has previously declared a person to be an Adverse Person. The Rights do not have voting or dividend rights, and until they become exercisable, have no dilutive effect on the earnings of the Company.
























                               49 of 72

 Information concerning stock options and stock appreciation rights (SARs), issued to officers and other employees at exercise prices equal to market value of the stock at grant date, is presented in the following table.

(Shares in thousands)                                 1994      1993      1992
- ------------------------------------------------------------------------------
Number of shares under option:
  Outstanding at beginning of year                  13,265    12,001     8,123
  Granted                                            2,225     2,531     4,748
  Exercised                                           (767)     (743)     (630)
  Cancelled or expired                                (252)     (278)      (98)
  Exercised as SARs                                   (134)     (246)     (142)
- ------------------------------------------------------------------------------
  Outstanding at end of year                        14,337    13,265    12,001
==============================================================================
  Exercisable at end of year                         6,820     5,715     4,985
==============================================================================

Exercise prices per share for options
 outstanding at end of year:
  High                                              $60.06    $60.06    $60.06
  Low                                               $19.67    $12.63    $10.70
==============================================================================

Stock appreciation rights:
  Outstanding at end of year                         1,258     1,703     2,174
  Exercisable at end of year                         1,178     1,480     1,658
==============================================================================

Number of shares authorized for future
 stock option grants at end of year                 16,813    16,695     5,513
==============================================================================

 The Company has authorized 10,000,000 shares of $1 par preferred stock, none of which has been issued.


Note 13 - Derivative Financial Instruments

 The derivative financial instruments held by the Company at December 31, 1994, consisted of simple and specifically tailored interest rate swaps (associated with certain customer financing receivables and long-term debt) to facilitate financing objectives. The interest rate swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 4, Note 9, and Note 16.)


Note 14 - Financial Instruments with Off-Balance-Sheet Risk

 The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Off-balance-sheet risk items include financing commitments, extensions of credit, credit guarantees, and participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables.
                               50 of 72

 Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2002 totaled $3,205 and $3,963 as of December 31, 1994 and 1993. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. None of these financing commitments have potentially adverse interest rate terms.

 Participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables totaled $109 and $83 as of December 31, 1994 and 1993.

 The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $114 and $28 as of December 31, 1994 and 1993. Because substantially all financial instruments subject to credit risk are adequately collateralized, the probability of accounting loss arising from these financial instruments is considered remote.

Note 15 - Significant Group Concentrations of Credit Risk

 Substantially all financial instruments are with commercial airline customers and the U.S. Government. As of December 31, 1994, virtually all off-balance-sheet financial instruments described in Note 14 related to commercial aircraft customers. Of the $4,238 in accounts receivable and customer financing receivables included in the Consolidated Statements of Financial Position, $2,863 related to commercial aircraft customers and $1,200 related to the U.S. Government. One commercial airline customer is associated with 40% of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral.


Note 16 - Disclosures about Fair Value of Financial Instruments

 Certain receivable balances will be collected over an extended period; consequently, the fair value of accounts receivable is estimated to be lower than the carrying value by $70 and $60 as of December 31, 1994 and 1993, reflecting a discounted value due to deferred collection. The carrying value of accounts payable is estimated to approximate fair value.

 The carrying amount of notes receivable excluding valuation allowance was $1,428 and $1,601 as of December 31, 1994 and 1993. Generally, there are no quoted market prices available for customer financing notes receivable. The net fair value of such notes, estimated based upon interest rates, risk-related rate spreads and collateral, was $1,401 and $1,596 as of December 31, 1994 and 1993.

 The carrying amount of long-term debt was $2,609 and $2,630 as of December 31, 1994 and 1993. The fair value of long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $2,486 and $2,870 as of December 31, 1994 and 1993. The Company's long-term debt, however, is generally not callable until maturity.

 With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1994.
                               51 of 72

Note 17 - Contingencies

 Various legal proceedings, claims and investigations are pending against the Company related to products, contracts and other matters. Except for the items discussed below, most of these legal proceedings are related to matters covered by insurance.

 In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. The Government has filed with the Company a demand for repayment of $605 of Peace Shield unliquidated progress payments plus interest commencing January 25, 1991. In February 1991, the Company submitted a request for a deferred payment agreement which, if granted, would formally defer the Company's potential obligation to repay the $605 of unliquidated progress payments until the conclusion of the appeal process. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which is scheduled to complete in 1996.

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

                               52 of 72

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

 The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1994, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

 Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a materially adverse impact to the Company's financial position or operating results and cash flow trends.

 During 1994, the Company reached a settlement with the U.S. Government concerning cost classification practices that had been under investigation. The settlement had no material impact on results of operations.


Note 18 - Industry Segment Information


 The Company operates in two principal industries: Commercial Aircraft, and Defense and Space. Commercial Aircraft operations principally involve development, production and marketing of commercial jet transports and providing related support services, principally to the commercial airline industry. Defense and Space operations involve research, development, production, modification and support of military aircraft and related systems, space systems and missile systems. No single product line in the Defense and Space segment represented more than 10% of consolidated revenues, operating profits or identifiable assets.

Foreign sales by geographic area consisted of the following:
Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Asia                                               $ 7,403   $ 8,870   $ 7,108
Europe                                               3,277     4,698     7,165
Oceania                                                887       635     1,911
Africa                                                 135       264       430
Western Hemisphere                                     142       149       872
- ------------------------------------------------------------------------------
                                                   $11,844   $14,616   $17,486
==============================================================================


 Defense sales were approximately 9%, 6% and 3% of total sales in Europe for 1994, 1993 and 1992, respectively. Defense sales were approximately 3%, 2% and 5% of total sales in Asia for 1994, 1993 and 1992, respectively. Exclusive of these amounts, Defense and Space sales were principally to the U.S. Government.

                               53 of 72

 Financial information by segment for the three years ended December 31, 1994, is summarized below. Corporate income consists principally of interest income from corporate investments. Corporate assets consist principally of cash, cash equivalents, short-term investments and deferred income taxes.


Year ended December 31,                               1994      1993      1992
- ------------------------------------------------------------------------------
Revenues
Commercial Aircraft                                $16,851   $20,568   $24,133
Defense and Space                                    4,742     4,407     5,429
Other industries                                       331       463       622
- ------------------------------------------------------------------------------
Operating revenues                                  21,924    25,438    30,184
Corporate income                                       122       169       230
- ------------------------------------------------------------------------------
  Total revenues                                   $22,046   $25,607   $30,414
==============================================================================

Operating profit
Commercial Aircraft                                 $1,022    $1,646    $1,990
Defense and Space                                      303       219       204
Other industries                                         2        16        27
- ------------------------------------------------------------------------------
Operating profit                                     1,327     1,881     2,221
Corporate income                                       122       169       230
Debt and other corporate expense                      (306)     (229)     (195)
- ------------------------------------------------------------------------------
  Earnings before taxes                             $1,143    $1,821    $2,256
==============================================================================

Identifiable assets at December 31
Commercial Aircraft                                $14,440   $12,686   $10,178
Defense and Space                                    3,253     3,525     3,687
Other industries                                       159       202       264
- ------------------------------------------------------------------------------
                                                    17,852    16,413    14,129
Corporate                                            3,611     4,037     4,018
- ------------------------------------------------------------------------------
  Consolidated assets                              $21,463   $20,450   $18,147
==============================================================================

Depreciation
Commercial Aircraft                                  $ 902     $ 710    $  598
Defense and Space                                      189       230       241
Other industries                                        51        67        73
- ------------------------------------------------------------------------------
  Total depreciation                                $1,142    $1,007    $  912
==============================================================================

Capital expenditures, net
Commercial Aircraft                                   $619    $1,120    $1,890
Defense and Space                                      145       164       212
Other industries                                        31        33        58
- ------------------------------------------------------------------------------
        Total capital expenditures, net               $795    $1,317    $2,160
==============================================================================
                               54 of 72

Quarterly Financial Data
(Unaudited)
(Dollars in millions except per share data)

                                                               1994                                1993
- ----------------------------------------------------------------------------------------------------------------------
Quarter                                            4th      3rd      2nd      1st      4th      3rd      2nd      1st
- ----------------------------------------------------------------------------------------------------------------------
Sales and other operating revenues               $5,120   $5,063   $5,396   $6,345   $5,656   $5,153   $7,985   $6,644

Earnings from operations                            222      226      270      433      434      246      581      430

Net earnings                                        157      185      222      292      304      189      426      325
- ----------------------------------------------------------------------------------------------------------------------

Net earnings per share                              .46      .54      .65      .86      .89      .56     1.25      .96

Cash dividends per share                            .25      .25      .25      .25      .25      .25      .25      .25
- ----------------------------------------------------------------------------------------------------------------------

Market price:
   High                                           48.38    48.25    50.13    48.75    44.75    40.75    41.00    40.88
   Low                                            42.63    42.50    43.13    42.13    35.50    36.25    34.25    33.38
   Quarter end                                    47.00    43.25    46.25    44.50    43.25    38.38    37.00    35.00
======================================================================================================================




























                               55 of 72

Five Year Summary
(Dollars in millions except per share data)
(Share data restated for applicable stock splits)

                                       1994    1993    1992    1991    1990
- ---------------------------------------------------------------------------
OPERATIONS
Sales and other operating revenues
  Commercial Aircraft               $16,851 $20,568 $24,133 $22,970 $21,230
  Defense and Space                   4,742   4,407   5,429   5,846   5,862
  Other industries                      331     463     622     498     503
- ---------------------------------------------------------------------------
    Total                            21,924  25,438  30,184  29,314  27,595
- ---------------------------------------------------------------------------
Net earnings                            856   1,244   1,554*  1,567   1,385
  Per share                            2.51    3.66    4.57*   4.56    4.01
  Percent of sales                      3.9%    4.9%    5.2%    5.3%    5.0%
- ---------------------------------------------------------------------------
Cash dividends paid                  $  340  $  340  $  340  $  343  $  328
  Per share                            1.00    1.00    1.00    1.00     .95
- ---------------------------------------------------------------------------
Other income, principally interest      122     169     230     263     448
- ---------------------------------------------------------------------------
Research and development expensed     1,704   1,661   1,846   1,417     827
General and administrative expensed   1,126   1,102   1,232   1,291   1,246
- ---------------------------------------------------------------------------
Additions to plant and equipment        795   1,317   2,160   1,850   1,586
Depreciation of plant and equipment   1,081     953     870     768     636
- ---------------------------------------------------------------------------
Salaries and wages                    5,799   6,087   6,318   6,502   6,487
Average employment                  119,400 134,400 148,600 159,100 161,700
===========================================================================
FINANCIAL POSITION AT DECEMBER 31
Total assets                        $21,463 $20,450 $18,147 $15,924 $14,591
Working capital                       3,587   2,601   1,947   2,462   1,396
Net plant and equipment               6,802   7,088   6,724   5,530   4,448
- ---------------------------------------------------------------------------
Cash and short-term investments       2,643   3,108   3,614   3,453   3,326
Total debt                            2,610   2,630   1,793   1,317     315
Customer financing                    3,321   3,177   2,295   1,197   1,133
- ---------------------------------------------------------------------------
Shareholders' equity                  9,700   8,983   8,056   8,093   6,973
  Per share                           28.45   26.41   23.74   23.71   20.30
Common shares outstanding in millions 340.9   340.1   339.4   341.3   343.6
===========================================================================
CONTRACTUAL BACKLOG
Commercial Aircraft                 $60,614 $69,000 $81,991 $92,161 $89,997
Defense and Space, other              5,696   4,528   5,939   5,755   7,197
- ---------------------------------------------------------------------------
  Total                             $66,310 $73,528 $87,930 $97,916 $97,194
===========================================================================
* Exclusive of the cumulative effect of adopting Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Net earnings including the effect were $552 or $1.62 per share.

Cash dividends have been paid on common stock every year since 1942.
                               56 of 72

   Market for Registrant's Common Equity and Related Stockholder Matters


SHAREHOLDER INFORMATION
- -----------------------

The Boeing Company General Offices
7755 East Marginal Way South
Seattle, Washington 98108
(206) 655-2121

TRANSFER AGENT AND REGISTRAR
The First National Bank of Boston

The transfer agent is responsible for shareholder records, issuance of stock certificates, and distribution of dividends and IRS Form 1099. Requests con-cerning these matters are most efficiently answered by corresponding directly with The First National Bank of Boston at the following address:

  The Boeing Company
  c/o The First National Bank of Boston
  Mail Stop 45-02-09
  P.O. Box 644
  Boston, Massachusetts 02102-0644
  Telephone: (800) 733-5001 or (617) 575-3400

DUPLICATE SHAREHOLDER ACCOUNTS
Shareholders with duplicate accounts may call the Bank of Boston for instructions on consolidating those accounts. The company recommends that registered shareholders always use the same form of their names in all stock transactions to be handled in the same account. Shareholders can also request the Bank to eliminate excess mailings of annual and midyear reports going to shareholders in the same household.

EQUAL OPPORTUNITY EMPLOYER
Boeing is an equal opportunity employer and seeks to attract and retain the best qualified people regardless of race, sex, age, religion, national origin or veteran status.

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information and quarterly earnings data are available toll-free from Boeing Shareholder Services at (800) 457-7723.















                               57 of 72

ANNUAL MEETING
The annual meeting of Boeing shareholders will be held in the auditorium of the company's 2-22 building, located at 7755 East Marginal Way South, Seattle, Washington, at 11:00 a.m. (Pacific Time) on April 24, 1995. Formal notice of the meeting, proxy statement, form of proxy, and annual report were mailed to shareholders starting about March 15, 1995.

Written inquiries may be sent to
    Shareholder services
    Michelle Hayes
    Mail Stop 10-13

    Investor Relations
    Larry A. Bishop
    Vice President
    Mail Stop 10-16

    The Boeing Company
    P.O. Box 3707
    Seattle, Washington 98124-2207


STOCK EXCHANGES
The company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges.
Additionally, the stock is traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia exchanges. The number of shareholders of record as of January 31, 1995, was 94,942.

GENERAL AUDITORS
Deloitte & Touche LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

SAFETY, HEALTH AND ENVIRONMENT REPORT
The Boeing 1994 Safety, Health and Environmental Affairs Progress Report details the company's activities in support of pollution prevention, recycling, energy conservation, and employee health and safety improvement. A copy may be obtained by writing SHEA Progress Report, Mail Stop 7E-HA, P.O. Box 3707, Seattle, Washington 98124, or by calling toll-free
(800) 279-2767.














                               58 of 72

                             Exhibit (10)(vi)

                Supplemental Benefit Plan for Employees of
             The Boeing Company, as amended December 14, 1992











































                               59 of 72

         SUPPLEMENTAL BENEFIT PLAN FOR EMPLOYEES OF THE BOEING COMPANY


Section 1.  Purpose of the Plan.

The Supplemental Benefit Plan for Employees of The Boeing Company (the Plan) was established effective January 1, 1978 by The Boeing Company (the Company). The purpose of the Plan is to supplement the benefits of certain employees under the Company's Employee Retirement Plan, Voluntary Investment Plans, Employee Stock Ownership Plan and Financial Security Plan to the extent that such benefits are reduced by the limitations on benefits and contributions imposed by Section 415 of the Internal Revenue Code of 1986 (the Code). For the period January 1, 1987 through May 31, 1987, the purpose of the Plan shall also be to supplement the limitation on Elective Deferrals imposed by Section 402(g)(1) of the Code, to the extent such deferrals for certain employees are required to be reduced. Effective January 1, 1989, the purpose of the Plan shall be expanded to also supplement the benefits of certain employees to the extent such benefits are curtailed because their Compensation exceeds the annual compensation limit permitted under Section 401(a)(17) of the Code. It is intended that the Plan shall be an Excess Benefit Plan as defined in Section 3 (36) of the Employee Retirement Income Security Act of 1974.


Section 2.  Eligibility and Participation.

Participation and eligibility shall be limited to those Executive Payroll (90-Series) employees of the Company who are participants in the Company's Employee Retirement Plan, Voluntary Investment Plan or Financial Security Plan and whose benefits thereunder are affected by the limitations on benefits or contributions imposed by Section 415 and 401(a)(17) of the Code. Such persons shall be referred to as Participants.


Section 3.  Plan Benefits.

Each Participant shall be entitled to benefits under this Plan as follows:

(a) Employee Retirement Plan. With respect to the Employee Retirement Plan, the benefits under this Plan shall be the difference between the actual benefits of a Participant under the Employee Retirement Plan and the benefits that would have been payable under that plan except for the limitations on benefits imposed by Sections 415 and 401(a)(17) of the Code. The benefits payable under this Plan with respect to the Employee Retirement Plan shall be payable to the Participant or to any other person who is receiving or entitled to receive benefits with respect to the Participant under the Employee Retirement Plan, and shall be paid in the same form, at the same times and for the same period as benefits are paid with respect to the Participant under the Employee Retirement Plan.








                               60 of 72

(b) Voluntary Investment Plans; Financial Security Plan; Employee Stock Ownership Plan. With respect to the Voluntary Investment Plans, the Financial Security Plan and the Employee Stock Ownership Plan (the "individual account plans"), the benefits under this Plan shall be determined separately for each such plan and for each year for which the contributions and other additions to the account of a Participant are reduced because of Sections 415, 401(a)(17) and 402(g)(1) of the Code from what they would otherwise have been except for that provision. The benefits under this Plan with respect to a particular year shall be the additional benefit that would have been payable under the individual account plan to which the aforesaid reduction is applicable if the reduction on contributions and other additions had not been made. All amounts deferred under this Plan shall be credited to the Supplemental Benefit Plan accounts of Participants at the time such amounts would otherwise have been credited to their accounts under the individual account plans. Interest shall be credited to each Participant's account balance at the same time and at the same rate of interest as is established for the period involved under the Deferred Compensation Plan for Employees of The Boeing Company.

Benefits under this Plan shall be payable to the Participant, or to any person receiving or entitled to receive benefits with respect to the Participant under the Voluntary Investment Plans of the Company (the "VIP"), and shall be paid in any form allowable under the VIP at the same time or times and for the same periods as benefits are payable under the VIP to or with respect to such Participant.


Section 4.  Funding.

The Plan shall be unfunded, and the benefits under the Plan shall be paid only from the general assets of the Company.


Section 5.  Administration.

The Plan shall be administered by the Compensation Committee of the Board of Directors of The Boeing Company. No member of the Committee shall become a Plan Participant. The Committee shall make such rules, interpretations, determinations of fact and computations as it may deem appropriate. Any decision of the Committee with respect to the Plan, including (without limitation) any determination of eligibility to participate in the Plan and any calculation of plan benefits, shall be conclusive and binding on all persons. The Committee shall submit to the Board of Directors periodic reports covering the operation of the Plan.


Section 6.  Amendment and Termination.

The Boeing Company shall have the authority to amend or terminate the Plan at any time. In the event of Plan amendment or termination, a Participant's benefits under the Plan shall not be less than the Plan benefits to which the Participant would be entitled if the Participant had terminated employment immediately prior to such amendment or termination of the Plan.



                               61 of 72

Section 7.  Employment Rights.

Nothing in the Plan shall be deemed to give any person any right to remain in the employ of the Company or affect any right of the Company to terminate a person's employment with or without cause.


Section 8.  Employee Rights.

No benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, execution, attachment, garnishment, or any other legal process, and any attempt to do so shall be void.












































                               62 of 72

                             Exhibit (10)(vii)

                 Supplemental Retirement Plan for Executives of
                The Boeing Company, as amended October 25, 1994











































                               63 of 72

       SUPPLEMENTAL RETIREMENT PLAN FOR EXECUTIVES OF THE BOEING COMPANY


Section 1.  Purpose of the Plan.

The Supplemental Retirement Plan for Executives of The Boeing Company was established effective July 1, 1980. Its sole purpose is to provide a retirement benefit for a select group of management or highly compensated employees of The Boeing Company (the Company) supplemental to the benefits provided by the Company's Employee Retirement Plan. The prior Plan is amended effective October 31, 1994 to read as set forth in this Plan document.


Section 2.  Definitions.

The Plan means the Supplemental Retirement Plan for Executives of The Boeing Company as herein set forth, together with any amendments to it that may at any time be adopted.

The Retirement Plan means The Boeing Company Employee Retirement Plan, together with any amendments to it that may at any time be adopted.

The Incentive Compensation Plan means the Incentive Compensation Plan for Officers and Employees of The Boeing Company and Subsidiaries, together with any amendments to it that may at any time be adopted.

The Long-Term Incentive Program means the program provided for by Section 5A of the Incentive Compensation Plan, together with any modifications that may at any time be adopted.

The Supplemental Benefit Plan means the Supplemental Benefit Plan for Employees of The Boeing Company, together with any amendments to it that may at any time be adopted.

Defined terms in the Retirement Plan will have the same meaning when used in this Plan.

The Code means the Internal Revenue Code of 1986, as amended.

The Supplemental Benefit means the benefit provided by this Plan.

Effective January 1, 1991, Final Average Monthly Total Earnings means the sum of
(a) Final Average Monthly Earnings as defined in the Retirement Plan without regard to the compensation limitation under Code Section 401(a)(17) and (b) the sum of the five highest awards made to the employee under the Incentive Compensation Plan during the last ten calendar years preceding his retirement date divided by sixty. If fewer than five awards are made, then the sum of all awards made during the last ten calendar years preceding retirement will be used in computing (b) above.








                               64 of 72

For purposes of the computations under clause (b) above, an employee's Incentive Compensation Plan award includes

(i) deferred awards, as well as those paid currently,

(ii) the amount by which the Compensation Committee of the Board of Directors reduces the employee's Incentive Compensation Plan award under Section 5 thereof because of the employee's participation in the Long-Term Incentive program under Section 5A thereof; and

(iii) Boeing Stock Unit awards made under Section 5B thereof at their Fair Market Value as of the date of the award, determined as provided in such Section 5B; provided, that Boeing Stock Unit awards that have been forfeited pursuant to clause (5) of Section 5B shall be excluded from the computations under clause (b) above.


Section 3.  Eligibility.

Eligibility for the accrual of a Supplemental Benefit under this Plan is limited to employees of the Company, either on the active payroll or on approved leave of absence, on or at any time after July 1, 1980, who were also members of the Incentive Compensation Plan (90-Series Grades) as of July 1, 1980, or who became members of the Incentive Compensation Plan at a later date.

Eligibility for the payment of a Supplemental Benefit is limited to employees who have participated in this Plan and who immediately prior to their retirement or death while in the employ of the Company, as the case may be, were participants in the Retirement Plan and also on the management payroll; and who, in the case of death while in the employ of the Company, left a spouse who became entitled to a survivor benefit under the Retirement Plan.


Section 4.  Supplemental Benefit.

The Supplemental Benefit payable to a retiring employee of the Company is a monthly amount computed as (a) + (b) - (c) below.

  (a) Core benefit: A monthly amount equal to 1% of Final Average Monthly Total Earnings multiplied by Credited Service and the appropriate Early Retirement Reduction Factor. The Early Retirement Reduction Factor is based on the employee's age in completed months on the date of retirement. The appropriate factors are as follows:
                                       Early Retirement
            Age at Retirement          Reduction Factor
            -----------------          ----------------

                 55                        90%
                 56                        92%
                 57                        94%
                 58                        96%
                 59                        98%
                 60 or older              100%
                               65 of 72

  (b) Excess benefit. A monthly amount based on .5% of Final
      Average Monthly Total Earnings in excess of Covered Compensation divided by twelve. This amount is multiplied by Credited Service and then by the appropriate Early Retirement Reduction Factor. The Early Retirement Reduction Factor is based on the employee's age in completed months on the date of retirement. The appropriate factors are as follows:


                                       Early Retirement
            Age at Retirement          Reduction Factor
            -----------------          ----------------

                 55                        75%
                 56                        80%
                 57                        85%
                 58                        90%
                 59                        95%
                 60 or older              100%



  (c) Retirement Plan and Supplemental Benefit Plan benefit: The amount payable from The Boeing Company Employee Retirement Plan and the amount payable under Section 3 Paragraph (a) of the Supplemental Benefit Plan. If applicable, this amount will reflect reductions for early retirement. However, this amount will not reflect reductions for joint and survivor options or other optional forms of payment.

In no event will the Supplemental Benefit be less than zero.


Section 5.  Payment of Benefit.

Subject to Section 6 and the provisions of this Section 5, the Supplemental Benefit shall be paid to the retiring employee (and, if applicable, to his or her surviving spouse) at the same time and for the same period and generally in accordance with the same provisions as are applicable to the payment of retirement benefits under the Retirement Plan. Without limiting the generality of the foregoing, if an employee should die while still in the employ of the Company leaving a spouse entitled to a survivor benefit under the Retirement Plan, the spouse will be entitled to receive for life on account of the Supplemental Benefit an amount determined in the same way as his or her survivor benefit was determined under the Retirement Plan. The retiring employee may elect to receive payment of the Supplemental Benefit under either the straight life method or the 50%, 75% or 100% joint and survivor method, and such election shall be subject to the same actuarial or other adjustments that are used in determining benefits under the Retirement Plan. If the employee's benefits under the Retirement Plan are increased on account of subsequent amendments to that Plan, for example, amendments providing increased benefits for retirees, a corresponding increase will be made in the Supplemental Benefit.





                               66 of 72

Section 6.  Forfeiture.

A retired employee (and a surviving spouse, if applicable) shall forfeit all right to receive further payments of the Supplemental Benefit and shall have no further interest in this Plan if at any time after retirement the retired employee shall engage in an activity, whether individually or as an employee, consultant or otherwise, which the Retirement Committee, in its sole and absolute discretion, shall determine to be in competition with any significant aspect of the Company's business.


Section 7.  Nonassignability.

The Supplemental Benefit shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, charge, execution, attachment, garnishment or any other legal process. Any attempt to take any such action shall be void and shall authorize the Retirement Committee, in its sole and absolute judgment, to forfeit all further right and interest in the Supplement Benefit.


Section 8.  Funding.

The Plan shall be unfunded, and the Supplemental Benefit shall be paid only from the general assets of the Company.


Section 9.  Administration.

The Plan shall be administered by the Retirement Committee as appointed by the Board of Directors of The Boeing Company. The Committee shall make such rules, interpretation, determinations of fact and computations as it may deem appropriate. Any decision of the Committee with respect to the Plan, including (without limitation) any calculation of a Supplement Benefit, shall be conclusive and binding on all persons.


Section 10.  Amendment and Termination.

The Boeing Company shall have the authority to amend or terminate the Plan at any time. Such amendment or termination shall not adversely affect or impair the benefit entitlements in course of payment to retired employees and surviving spouses, the contingent rights to the continuance of benefit payments of the spouses of retired employees named as Joint Annuitants, or the accrued Supplemental Benefits as defined in this Section of all eligible employees then in the employ of the Company.











                               67 of 72

For the purpose of this section, an accrued Supplemental Benefit will be determined for each eligible employee in accordance with the provisions of
Section 4 but based on Credited Service, Final Average Monthly Total Earnings, Covered Compensation and the accrued benefit provided by the Retirement Plan all determined as of the effective date of the amendment or termination. Payment of benefits based on such an accrued Supplemental Benefit will be made in accordance with the terms of this Plan to the employee if he retires under the Retirement Plan, or to his surviving spouse if he dies while in the employ of the Company and leaves a spouse eligible for a Pre-Retirement Joint and Survivor Spouse Benefit under the Retirement Plan.


Section 11.  Employment Rights.

Nothing in the Plan shall be deemed to give any person any right to remain in the employ of the Company or affect any right of the Company to terminate a person's employment with or without cause.








































                               68 of 72

                               Exhibit (21)

                      List of Company Subsidiaries


                             THE BOEING COMPANY
                        SUBSIDIARIES (ALL WHOLLY-OWNED)

  Page 1 of 2
                                                    Place of         Date
 Name                                             Incorporation   Incorporated
- ------------------------------------------------------------------------------
  Aileron Inc.                                    Delaware        1989
 *Aldford Limited                                 Bermuda         1993
  Aldford-1 Corporation                           Delaware        1993
 *Amwell Limited                                  Bermuda         1993
  Amwell-1 Corporation                            Delaware        1993
 *Andsell Limited                                 Bermuda         1993
  Andsell-1 Corporation                           Delaware        1993
  ARGOSystems, Inc.                               California      1969
 *Arneway Limited                                 Bermuda         1993
  Arneway-1 Corporation                           Delaware        1993
  Astro Limited                                   Bermuda         1975
  Astro-II, Inc.                                  Vermont         1984
 *Beaufoy Limited                                 Bermuda         1993
  Beaufoy-1 Corporation                           Delaware        1993
  BCS Richland, Inc.                              Washington      1975
  BE&C Engineers, Inc.                            Delaware        1978
  BOECON Corporation                              Washington      1973
  Boeing Aerospace Operations, Inc.               Washington      1972
  Boeing Agri-Industrial Company                  Oregon          1973
 *Boeing Canada Technology Ltd.                   Ontario         1929
  Boeing China, Inc.                              Delaware        1986
  Boeing Commercial Space Development Company     Delaware        1987
  BOEING DEFENSE & SPACE-CORINTH CO.              Delaware        1987
  BOEING DEFENSE & SPACE-IRVING CO.               Delaware        1979
  Boeing Defense & Space - Oak Ridge, Inc.        Delaware        1980
  Boeing Domestic Sales Corporation               Washington      1974
  Boeing Equipment Holding Company                Washington      1968
  Boeing Financial Corporation                    Washington      1965
  Boeing Georgia, Inc.                            Delaware        1980
  Boeing Information Services, Inc.               Delaware        1981
  Boeing International Corporation                Delaware        1953
  Boeing International Sales Corporation          Washington      1971
  Boeing Investment Company, Inc.                 Delaware        1985
  Boeing Leasing Company                          Delaware        1988
  Boeing Louisiana, Inc.                          Delaware        1986
  Boeing Middle East Limited                      Delaware        1982
  Boeing Mississippi, Inc.                        Delaware        1985
  Boeing Nevada, Inc.                             Delaware        1989

 *Second-tier subsidiaries
**Third-tier subsidiaries




                               69 of 72

                             THE BOEING COMPANY
                        SUBSIDIARIES (ALL WHOLLY-OWNED)

  Page 2 of 2
                                                    Place of         Date
 Name                                             Incorporation   Incorporated
- ------------------------------------------------------------------------------
  Boeing of Canada Ltd.                           Delaware        1986
  Boeing Offset Company, Inc.                     Delaware        1985
  Boeing Operations International, Incorporated   Delaware        1981
  Boeing Petroleum Services, Inc.                 Delaware        1984
  Boeing Sales Corporation                        Guam            1984
  Boeing Sales Corporation, Limited               Bermuda         1993
  Boeing Technology International, Inc.           Washington      1973
 *Braham Limited                                  Bermuda         1993
  Braham-1 Corporation                            Delaware        1993
  Energy Enterprises, Inc.                        Delaware        1991
 *Gainford Limited                                Bermuda         1993
  Gainford-1 Corporation                          Delaware        1993
  Gaucho-1 Inc.                                   Delaware        1994
  GAUCHO-2 Inc.                                   Delaware        1994
 *Grape Limited                                   Bermuda         1993
  Grape Corporation                               Delaware        1993
  Hanway Corporation                              Delaware        1993
  Longacres Park, Inc.                            Washington      1948
  Mandarin-1 Corporation                          Delaware        1993
  Mandarin-2 Corporation                          Delaware        1993
  Mandarin-3 Corporation                          Delaware        1993
  Mandarin-4 Corporation                          Delaware        1993
  Mandarin-5 Corporation                          Delaware        1993
  Mandarin-6 Corporation                          Delaware        1993
  Montana Aviation Research Company               Delaware        1991
  Precision Gear, Inc.                            Delaware        1994
  RGL-1 Corporation                               Delaware        1993
  RGL-2 Corporation                               Delaware        1993
  RGL-3 Corporation                               Delaware        1993
  RGL-4 Corporation                               Delaware        1993
  RGL-5 Corporation                               Delaware        1993
  RGL-6 Corporation                               Delaware        1993
  Rainier Aircraft Leasing, Inc.                  Delaware        1992
 *UTL Canada, Inc.  (in process of dissolution)   Canada          1987
 *Wingspan, Inc.                                  Delaware        1994
**2433265 Manitoba Ltd.                           Manitoba        1989
 *692567 Ontario Limited                          Ontario         1986
 *757UA, Inc.                                     Delaware        1989
 *767ER, Inc.                                     Delaware        1987


 *Second-tier subsidiaries
**Third-tier subsidiaries







                               70 of 72

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Sales by industry segment:
A bar chart for the five years 1990-1994 indicating sales by industry segment (Dollars in billions):

                          1990    1991    1992    1993    1994

Commercial Aircraft      21.230  22.970  24.133  20.568  16.851
Defense and Space         5.862   5.846   5.429   4.407   4.742
Other                     0.503   0.498   0.622   0.463   0.331

Total                    27.595  29.314  30.184  25.438  21.924



Graphic and image material item Number 2

Commercial aircraft sales by geographic region:
A bar chart for the five years 1990-1994 indicating sales by type of customer (Dollars in billions):

                          1990    1991    1992    1993    1994

United States             6.145   5.851   7.205   6.371   5.490
Asia                      4.662   5.179   6.772   8.741   7.215
Europe                    7.062   8.300   6.953   4.416   2.994
Oceania                   1.793   1.654   1.908   0.631   0.884
Other                     1.568   1.986   1.295   0.409   0.268

Total                    21.230  22.970  24.133  20.568  16.851



Graphic and image material item Number 3

Net earnings:
A bar chart of net earnings for the five years 1990-1994 (Dollars in billions):

1990 - 1.385; 1991 - 1.567; 1992 - 1.554(*); 1993 - 1.244; 1994 - 0.856

(*) Exclusive of the cumulative effect of the accounting change for retiree health care.









                               71 of 72

Graphic and image material item Number 4

Research and development expensed:
A bar chart of research and development expensed for the five years 1990-1994 (Dollars in billions):

1990 - 0.827; 1991 - 1.417; 1992 - 1.846; 1993 - 1.661; 1994 - 1.704



Graphic and image material item Number 5

Contractual backlog:
A bar chart for the five years 1990-1994 indicating contractual backlog (Dollars in billions):

                          1990    1991    1992    1993    1994

Commercial Aircraft      89.997  92.161  81.991  69.000  60.614
Defense and Space, other  7.197   5.755   5.939   4.528   5.696

Total                    97.194  97.916  87.930  73.528  66.310



Graphic and image material item Number 6

Property, plant and equipment -- net additions:
A bar chart for the five years 1990-1994 indicating property, plant and equipment -- net additions and depreciation (Dollars in billions):

                          1990    1991    1992    1993    1994

Net additions             1.586   1.850   2.160   1.317   0.795
Depreciation              0.636   0.768   0.870   0.953   1.081



Graphic and image material item Number 7

Customer financing -- net additions:
A bar chart for the five years 1990-1994 indicating customer financing -- net additions (Dollars in billions):

                          1990    1991    1992    1993    1994

Net additions             0.301   0.100   1.140   0.934   0.205










                               72 of 72