Form 10-Q
period 1995-03-31
BOEING CO
filed 1995-05-12
CIK 12927

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





                        For the quarterly period ended
                               March 31, 1995


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

As of May 1, 1995, there were 341,549,795 shares of common stock, $5.00 par value, issued and outstanding.


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

                                                             Three months ended
                                                                   March 31
- -------------------------------------------------------------------------------
                                                               1995        1994
- -------------------------------------------------------------------------------
Sales and other operating revenues                           $5,037      $6,345
Costs and expenses                                            4,811       5,912
- -------------------------------------------------------------------------------
Earnings from operations                                        226         433
Other income, principally interest                               31          25
Interest and debt expense                                       (40)        (28)
- -------------------------------------------------------------------------------
Earnings before federal taxes on income                         217         430
Federal taxes on income                                          36         138
- -------------------------------------------------------------------------------
Net earnings                                                 $  181      $  292
===============================================================================


Earnings per share                                            $ .53       $ .86
===============================================================================

Cash dividends per share                                      $ .25       $ .25
===============================================================================





















                   See notes to consolidated financial statements.

                        THE BOEING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                    (Dollars in millions except per share data)

                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
                                                       (Unaudited)
Assets
- -------------------------------------------------------------------------------
Cash and cash equivalents                                  $ 2,788      $ 2,084
Short-term investments                                                      559
Accounts receivable                                          1,614        1,664
Current portion of customer financing                          121          250
Deferred income taxes                                          905          878
Inventories                                                 11,815       11,269
  Less advances and progress billings                       (6,506)      (6,290)
- -------------------------------------------------------------------------------
    Total current assets                                    10,737       10,414
Customer financing                                           3,123        3,071
Property, plant and equipment, at cost                      13,715       13,588
  Less accumulated depreciation                             (6,940)      (6,786)
Other assets                                                 1,526        1,176
- -------------------------------------------------------------------------------
                                                           $22,161      $21,463
===============================================================================

Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------
Accounts payable and other liabilities                     $ 6,600      $ 6,267
Advances in excess of related costs                            225          273
Income taxes payable                                           386          281
Current portion of long-term debt                              258            6
- -------------------------------------------------------------------------------
    Total current liabilities                                7,469        6,827
Deferred income taxes                                          130           51
Accrued retiree health care                                  2,319        2,282
Long-term debt                                               2,348        2,603
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                                 1,746        1,746
  Additional paid-in capital                                   585          586
  Retained earnings                                          7,877        7,696
  Less treasury shares, at cost -
   1995 - 8,008,802; 1994 - 8,377,637                         (313)        (328)
- -------------------------------------------------------------------------------
    Total shareholders' equity                               9,895        9,700
- -------------------------------------------------------------------------------
                                                           $22,161      $21,463
===============================================================================





                 See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                             Three months ended
                                                                   March 31
- -------------------------------------------------------------------------------
                                                                 1995      1994
- -------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                                 $  181    $  292
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                 265       226
    Changes in assets and liabilities -
      Short-term investments                                      559      (169)
      Accounts receivable                                          50       138
      Inventories, net of advances and progress billings         (330)      191
      Accounts payable and other liabilities                      418       242
      Advances in excess of related costs                         (48)       40
      Income taxes payable and deferred                           157       116
      Other assets                                               (350)     (331)
      Accrued retiree health care                                  37        31
- -------------------------------------------------------------------------------
        Net cash provided by operating activities                 939       776
- -------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                                   (173)     (128)
  Customer financing reductions                                   236       171
  Plant and equipment additions                                  (224)     (178)
- -------------------------------------------------------------------------------
        Net cash used by investing activities                    (161)     (135)
- -------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                                   (3)       (3)
  Shareholders' equity -
    Cash dividends paid                                           (85)      (85)
    Stock options exercised, other                                 14        10
- -------------------------------------------------------------------------------
        Net cash used by financing activities                     (74)      (78)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         704       563
Cash and cash equivalents at beginning of year                  2,084     2,342
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter                $2,788    $2,905
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

                         THE BOEING COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in millions)
                                    (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1995, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was
341.0 million and 340.3 million for the three-month periods ended March 31, 1995 and 1994. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The provisions for federal taxes on income for the three-month periods ended March 31, 1995 and 1994, were reduced by $18 and $17 applicable to Foreign Sales Corporation tax benefits and by $23 and $0 applicable to research and experimentation credit, representing total reductions from the statutory tax rate of 18.9% and 3.9%, respectively.

Income tax payments and transfers were a net refund of $124 and a payment of $21 for the three months ended March 31, 1995 and 1994.


Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts         $1,185       $1,200
Accounts receivable from commercial
 and foreign military customers                                429          464
- -------------------------------------------------------------------------------
                                                            $1,614       $1,664
===============================================================================

Accounts receivable at March 31, 1995 and December 31, 1994 included amounts not currently billable of $331 and $349, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones which differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to negotiation.

Note 5 - Inventories

Inventories consisted of the following:

                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                       $10,935      $10,352
Commercial spare parts, general stock
 materials and other                                           880          917
- -------------------------------------------------------------------------------
                                                           $11,815      $11,269
===============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Notes receivable                                            $1,137       $1,189
Investment in sales-type leases                              1,354        1,235
Operating lease aircraft, at cost,
  less accumulated depreciation
  of $283 and $269                                             732          747
- -------------------------------------------------------------------------------
                                                             3,223        3,171
Less valuation allowance                                      (100)        (100)
- -------------------------------------------------------------------------------
                                                            $3,123       $3,071
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first three months of 1995 and 1994 included interest income associated with notes receivable and sales-type leases of $50 and $42.


Note 7 - Other Assets

Other assets consisted of the following:

                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Prepaid pension expense                                     $1,465       $1,115
Investments, other                                              61           61
- -------------------------------------------------------------------------------
                                                            $1,526       $1,176
===============================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Accounts payable                                            $3,552       $3,207
Employee compensation and benefits                           1,254        1,062
Lease and other deposits                                       525          640
Other                                                        1,269        1,358
- -------------------------------------------------------------------------------
                                                            $6,600       $6,267
===============================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                          March 31  December 31
                                                              1995         1994
- -------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                                   $  250       $  250
  6.35% due Jun. 15, 2003                                      299          299
  8 1/10% due Nov. 15, 2006                                    175          175
  8 3/4% due Aug. 15, 2021                                     398          398
  7.95% due Aug. 15, 2024                                      300          300
  7 1/4% due Jun. 15, 2025                                     247          247
  8 3/4% due Sep. 15, 2031                                     248          248
  8 5/8% due Nov. 15, 2031                                     173          173
  7.50% due Aug. 15, 2042                                      100          100
  7 7/8% due Apr. 15, 2043                                     173          173
  6 7/8% due Oct. 15, 2043                                     125          125
Other notes                                                    118          121
Less current portion                                          (258)          (6)
- -------------------------------------------------------------------------------
                                                            $2,348       $2,603
===============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%.

The Company has $3,000 currently available under credit-line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,535 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $55 and $54 for the three-month periods ended March 31, 1995 and 1994, and interest payments were $57 and $58, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1995 and 1994, consisted of the following:

(Shares in thousands)
- -------------------------------------------------------------------------------
                             Common Stock
                             ------------  Additional
                                       Par   Paid-In  Retained   Treasury Stock
                             Shares   Value  Capital  Earnings   Shares  Amount
- -------------------------------------------------------------------------------
Balance - December 31, 1993  349,257  $1,746   $413    $7,180    9,119    $(356)
- -------------------------------------------------------------------------------
Net earnings                                              292
Treasury shares issued for
 incentive stock plans, net                      (4)              (325)      12
Tax benefit related to
 incentive stock plans                            1
Stock appreciation rights
 expired or surrendered                           1
- -------------------------------------------------------------------------------
Balance - March 31, 1994     349,257  $1,746   $411    $7,472    8,794    $(344)
===============================================================================

- -------------------------------------------------------------------------------
Balance - December 31, 1994  349,257  $1,746   $586    $7,696    8,378    $(328)
- -------------------------------------------------------------------------------
Net earnings                                              181
Treasury shares issued for
 incentive stock plans, net                      (4)              (369)      15
Tax benefit related to
 incentive stock plans                            2
Stock appreciation rights
 expired or surrendered                           1
- -------------------------------------------------------------------------------
Balance - March 31, 1995     349,257  $1,746   $585    $7,877    8,009    $(313)
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

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government will likely assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which is scheduled to be completed in 1996.

Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company filed its complaint in the United States Court of Federal Claims to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently engaged in the discovery phase of the litigation. Trial is scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will prevail on the Contract Claim.

In conjunction with the notice of partial termination in January 1991, the Government demanded the repayment of unliquidated progress payments in the amount of $605 plus interest. In April 1995, the parties executed an agreement deferring the Company's potential obligation to repay the $605 from January 25, 1991, until a decision of the Court or earlier settlement. The deferment agreement is subject to annual review by the Government.

The Company's financial statements have been prepared on the basis of a conservative estimate of the revised values of the Peace Shield contracts including the Contract Claim and the Company's position that the termination was for the convenience of the Government. At this time, the Company cannot reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that the Company's appeal of the termination for default is not successful, the Company could realize a pretax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.


                     REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of March 31, 1995, and the related consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows:

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT




Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1994, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1995, we expressed an unqualified opinion on those consolidated financial statements, but we have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

April 24, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $5.0 billion for the first quarter of 1995 were 20% below sales for the comparable period of 1994 due to fewer commercial jet transport deliveries. A total of 59 commercial jet transports were delivered, compared with 82 in the first quarter of 1994. The deliveries in the first quarter of 1994 substantially exceeded the nominal production rate quantity during that period due to the timing of customer delivery requirements. Approximately 230 commercial aircraft deliveries are currently projected for the full year 1995, compared with 270 in 1994. Total sales for 1995 are currently projected to be in the $20-$21 billion range, compared with approximately $22 billion in 1994.

Sales by business segment were as follows ($ in millions):

                                                   First  Quarter
                                                   --------------
                                                   1995      1994
                                                   ----      ----
        Commercial transportation                $3,685    $5,218
        Defense and space                         1,283     1,036
        Other                                        69        91
                                                 ------    ------
                                                 $5,037    $6,345
                                                 ======    ======

Commercial jet transport deliveries were as follows:

                                                   First  Quarter
                                                   --------------
               Model                               1995      1994
               -----                               ----      ----
                737                                  29        39
                747                                   8        15
                757                                  14        16
                767                                   8        12
                                                   ----      ----
                                                     59        82
                                                   ====      ====


Net earnings of $181 million for the first three months of 1995 were 38% below earnings for the comparable period of 1994, principally due to fewer commercial aircraft deliveries. The 1995 first quarter earnings also reflect a higher level of research and development expense as a percent of sales. Research and development expense totaled $404 million for the quarter, 4% lower than the first quarter of 1994 while total sales were 20% lower. Research and development expense for the full year 1995 is currently projected to be in the $1.5 billion range, compared with the $1.7 billion level of the past two years.

Partially offsetting the effect of the lower sales and the relatively high research and development expenditures in the first quarter of 1995 was a lower effective income tax rate. The effective income tax rate for the first quarter of 1995 was 16.6%, compared with 32.1% for the first quarter of 1994. The effective rate for the full year 1994 was 25.1%. The lower 1995 rate was due to the recognition of higher tax benefits associated with research and experimentation tax credits, primarily associated with the initial 777 development program that substantially completes in 1995.

Although current delivery levels for commercial jet transports are down substantially from prior levels, the combined operating profit margin on commercial aircraft programs before research and development expense has been essentially maintained through efficiencies gained by process improvements in all aspects of operations. The overall commercial aircraft operating profit margin, exclusive of research and development expense, is expected to be somewhat lower over the next several quarters as sales levels for existing programs remain low and deliveries of the new 777 jet transport begin. Additionally, the Company continues to pursue major process improvement opportunities that can provide substantial long-term economic benefits.

Current market trends in the commercial airline industry continue to be favorable, largely driven by worldwide economic conditions. These favorable trends, including airline passenger traffic growth rates, higher load factors, and the improving financial health of the airline industry worldwide, should lead to expanding market opportunities for commercial jet transports. In preparation for these future market opportunities and in response to competitive market forces, the Company is making the investments necessary both in new products and in business and manufacturing processes to help ensure the Company is well positioned to maintain or improve market share at acceptable profit margins.

A key part of the Company's strategy to achieve major productivity advances involves internal organizational and process restructurings. In line with these objectives, the Company is making further work force reductions and has implemented a special retirement program to encourage early retirements. The special retirement program will be funded over a number of years through the Company's retirement plan and will not have a significant impact on cash flow projections. However, the increase in the retirement plan's actuarial liability will result in a one-time charge to earnings in the second quarter, based on the number of retirements involved. While the number of employees accepting the retirement incentive offer will not be known until June, an acceptance rate of approximately one-half of the eligible employees would result in a one-time pretax earnings charge of $350-$400 million.

During the first quarter, orders for 74 commercial jet transports were announced by 11 customers, including the kick-off order from Scandinavian Airlines System for 35 737-600s, the smallest version of the Next-Generation 737 family. Cumulative announced orders for the Next-Generation 737 series total 142 from seven customers. The middle-sized 737-700 delivers first in late 1997.

Flight testing of the new 777 continues to progress well under the most comprehensive flight test program in commercial aviation history. The joint U.S. and European type/design certification was received on April 19 for the Pratt & Whitney-powered 777 jet transport. The Company is working toward receiving ETOPS (extended-range twin-engine operations) certification for the 777 soon after the first aircraft delivery to United Airlines in May. Certification of the initial GE-powered 777 is expected in the third quarter for delivery to British Airways, to be followed by certification of the initial Rolls-Royce-powered 777 in first quarter 1996 for delivery to Thai Airways International Ltd.

There were several positive developments during the first quarter in the Company's defense and space segment, including definitization of the International Space Station Alpha contract with NASA at a target price of $5.6 billion and successful accomplishment of the Air Vehicle Critical Design Review for the F-22 fighter program. Additionally, an order for 14 Chinook helicopters was announced by Britain's Ministry of Defense.



Liquidity and Capital Resources

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $2.8 billion at March 31, 1995, and total long-term debt at 21% of total shareholders' equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.

As discussed in Note 11 to the Consolidated Financial Statements, in 1991 the U.S. Government terminated for alleged default most of the work required under contracts for a Saudi Arabia air defense system known as the Peace Shield program and selected another contractor to perform the terminated work. In conjunction with the notice of partial termination, the Government demanded that the Company repay $605 million of Peace Shield unliquidated progress payments. In April 1995, an agreement was executed deferring the Company's potential obligation to repay the $605 million from January 25, 1991, until a decision of the Court or earlier settlement. The deferment agreement is subject to annual review by the Government. Management believes that the Government's grounds for default are not legally supportable and on appeal the Government's position will be overturned. The Company filed its complaint in the United States Court of Federal Claims to overturn the default termination and submitted a Contract Claim for equitable adjustment to the contract prices and schedules. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. If the Company's appeal of the termination for default is not successful, the Company could realize a pretax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.

Backlog

Contractual backlog, which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers which have filed for bankruptcy protection, was as follows ($ in billions):

                                                 March 31   Dec. 31
                                                     1995      1994
                                                 --------   -------

        Commercial aircraft                         $58.4     $60.6
        Defense and space, other                      5.7       5.7
                                                 --------   -------
                                                    $64.1     $66.3
                                                 ========   =======

Unobligated U.S. Government contract values not included in backlog totaled $8.5 billion at March 31, 1995, and $5.9 billion at December 31, 1994.

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 11 to the Consolidated Financial Statements for a discussion of the Peace Shield termination.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Shareholders was held on April 24, 1995.

         (c) At the Annual Meeting, in an uncontested election, five nominees of the Board of Directors were elected Directors for three-year terms ending on the date of the annual meeting in 1998 and one nominee, Frank Shrontz, was elected for a two-year term ending on the date of the annual meeting in 1997. The votes were as follows (in thousands):

                                                         For      Withheld
                                                     -------      --------
                   John E. Bryson                    289,685         1,973
                   Stanley Hiller, Jr.               289,745         1,913
                   Charles M. Pigott                 289,883         1,776
                   Franklin D. Raines                289,622         2,037
                   Rozanne L. Ridgway                289,532         2,127
                   Frank Shrontz                     289,852         1,806


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

                                               THE BOEING COMPANY
                                                  (Registrant)


     May  9, 1995                              /s/ T. M. Budinich
     ------------                           ------------------------
        (Date)                               T. M. Budinich
                                             Vice President and Controller

                                  EXHIBIT (12)
               Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries
                             (Dollars in millions)




                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                              1995         1994
                                                              ----         ----

Earnings before federal taxes on income                       $217         $430

Fixed charges excluding capitalized interest                    46           37

Amortization of previously capitalized interest                 11            8
                                                              ----         ----
Earnings available for fixed charges                          $274         $475
                                                              ====         ====


Interest expense                                              $ 40         $ 28

Interest capitalized during the period                          15           26

Rentals deemed representative of an interest factor              6            9
                                                              ----         ----
Total fixed charges                                           $ 61         $ 63
                                                              ====         ====


Ratio of earnings to fixed charges                             4.5          7.5
                                                              ====         ====

                                   EXHIBIT (15)
                   Letter from Independent Accountants Regarding
                      Unaudited Interim Financial Information


                        The Boeing Company and Subsidiaries



The consolidated statement of financial position as of March 31, 1995, and the related consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows:



April 24, 1995


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended March 31, 1995 and 1994, as indicated in our report dated April 24, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which was included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8.

We also are aware that the aforementioned reports, pursuant to Rule 436(c) under the Securities Act of 1933, are not considered part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington