Form 10-Q
period 1995-06-30
BOEING CO
filed 1995-08-10
CIK 12927

 ..............................................................................
 ..............................................................................

		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549




				  FORM 10-Q





		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		    OF THE SECURITIES EXCHANGE ACT OF 1934



			 For the quarterly period ended
				June 30, 1995


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

As of July 31, 1995, there were 342,443,588 shares of common stock, $5.00 par value, issued and outstanding.




 ..............................................................................
 ..............................................................................

		    PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


		  THE BOEING COMPANY AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF NET EARNINGS
	       (Dollars in millions except per share data)
			    (Unaudited)


					 Six months ended    Three months ended
					      June 30               June 30
-------------------------------------------------------------------------------
					  1995       1994       1995       1994
-------------------------------------------------------------------------------
Sales and other operating revenues     $10,595    $11,741     $5,558     $5,396
Costs and expenses                      10,056     11,038      5,245      5,126
Special retirement program expense         600                   600
-------------------------------------------------------------------------------
Earnings (loss) from operations            (61)       703       (287)       270
Other income, principally interest          87         49         56         24
Interest and debt expense                  (79)       (57)       (39)       (29)
-------------------------------------------------------------------------------
Earnings (loss) before federal taxes
 on income                                 (53)       695       (270)       265
Federal taxes on income                     (3)       181        (39)        43
-------------------------------------------------------------------------------
Net earnings (loss)                    $   (50)    $  514     $ (231)   $   222
===============================================================================


Earnings (loss) per share                $(.15)     $1.51      $(.68)     $ .65
===============================================================================

Cash dividends per share                 $ .50      $ .50      $ .25      $ .25
===============================================================================

















		See notes to consolidated financial statements.

		   THE BOEING COMPANY AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
	      (Dollars in millions except per share data)

						       June 30      December 31
							  1995             1994
-------------------------------------------------------------------------------
						     (Unaudited)
Assets
-------------------------------------------------------------------------------
Cash and cash equivalents                              $ 3,483          $ 2,084
Short-term investments                                                      559
Accounts receivable                                      1,636            1,664
Current portion of customer financing                       70              250
Deferred income taxes                                    1,008              878
Inventories                                             12,235           11,269
  Less advances and progress billings                   (6,856)          (6,290)
-------------------------------------------------------------------------------
    Total current assets                                11,576           10,414
Customer financing                                       2,609            3,071
Property, plant and equipment, at cost                  13,740           13,588
  Less accumulated depreciation                         (7,069)          (6,786)
Other assets                                               891            1,176
-------------------------------------------------------------------------------
						       $21,747          $21,463
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
Accounts payable and other liabilities                 $ 6,482          $ 6,267
Advances in excess of related costs                        170              273
Income taxes payable                                       470              281
Current portion of long-term debt                          259                6
-------------------------------------------------------------------------------
    Total current liabilities                            7,381            6,827
Deferred income taxes                                      117               51
Accrued retiree health care                              2,357            2,282
Long-term debt                                           2,361            2,603
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                             1,746            1,746
  Additional paid-in capital                               592              586
  Retained earnings                                      7,475            7,696
  Less treasury shares, at cost -
   1995 - 7,196,596; 1994 - 8,377,637                     (282)            (328)
-------------------------------------------------------------------------------
    Total shareholders' equity                           9,531            9,700
-------------------------------------------------------------------------------
						       $21,747          $21,463
===============================================================================





	       See notes to consolidated financial statements.

		    THE BOEING COMPANY AND SUBSIDIARIES
		   CONSOLIDATED STATEMENTS OF CASH FLOWS
			  (Dollars in millions)
			       (Unaudited)

							       Six months ended
									June 30
-------------------------------------------------------------------------------
							       1995        1994
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings (loss)                                        $  (50)    $   514
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                               539         483
    Changes in assets and liabilities -
      Short-term investments                                    559        (205)
      Accounts receivable                                        28         105
      Inventories, net of advances and progress billings       (400)       (445)
      Accounts payable and other liabilities                    215         350
      Advances in excess of related costs                      (103)         (7)
      Income taxes payable and deferred                         125         124
      Other assets                                              286        (301)
      Accrued retiree health care                                75          68
-------------------------------------------------------------------------------
	Net cash provided by operating activities             1,274         686
-------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing additions                                 (482)       (324)
  Customer financing reductions                               1,096         252
  Plant and equipment, net additions                           (381)       (361)
-------------------------------------------------------------------------------
	Net cash provided (used) by investing activities        233        (433)
-------------------------------------------------------------------------------
Cash flows - financing activities:
  Debt financing                                                 11          (1)
  Shareholders' equity -
    Cash dividends paid                                        (171)       (170)
    Stock options exercised, other                               52          14
-------------------------------------------------------------------------------
	Net cash used by financing activities                  (108)       (157)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     1,399          96
Cash and cash equivalents at beginning of year                2,084       2,342
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter              $3,483      $2,438
===============================================================================










	    See notes to consolidated financial statements.

		   THE BOEING COMPANY AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			(Dollars in millions)
			    (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1995, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 341.4 million and 340.4 million for the six-month periods ended June 30, 1995 and 1994. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Special Retirement Program

A special retirement program was offered during the first half of 1995 to encourage early retirements, resulting in a pre-tax charge of $600. The special retirement program will be funded over a minimum of ten years through the Company's retirement plan. The valuation of the special retirement program included the effect of a lower discount rate as of the measurement date for calculating the projected benefit obligation of the retirement plan. The projected benefit obligation at June 30, 1995, was determined using a weighted average discount rate of 7.75%, compared with 8.5% at December 31, 1994. The special retirement program did not result in an additional retiree health care accrual due to offsetting unrecognized actuarial gains.


Note 4 - Federal Taxes on Income

The federal income tax provision rate of 6.0% for the first six months of 1995 is lower than the statutory rate principally due to a 17.5% reduction attributable to research and experimentation tax credit and a 12.5% reduction attributable to Foreign Sales Corporation tax benefits. The federal income tax provision rate was 26.0% for the first six months of 1994 and included reductions from the statutory rate of 6.2% for Foreign Sales Corporation tax benefits and 3.8% for research and experimentation tax credit. In addition to higher absolute dollar values for tax credit benefits in 1995 compared with 1994, particularly for research and experimentation credit, the 1995 tax credits result in higher relative percentage reductions to the statutory tax rate because of the $600 charge to pre-tax earnings for the special retirement program.

Income tax payments (refunds) were $(133) and $55 for the six months ended June 30, 1995 and 1994.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:
							June 30     December 31
							   1995            1994
-------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts      $1,239          $1,200
Accounts receivable from commercial
  and foreign military customers                            397             464
-------------------------------------------------------------------------------
							 $1,636          $1,664
===============================================================================

Accounts receivable at June 30, 1995 and December 31, 1994 included amounts not currently billable of $277 and $349, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones which differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to negotiation.


Note 6 - Inventories

Inventories consisted of the following:
							June 30     December 31
							   1995            1994
-------------------------------------------------------------------------------
Commercial jet transport programs
  and long-term contracts in progress                   $11,322         $10,352
Commercial spare parts, general stock
  materials and other                                       913             917
-------------------------------------------------------------------------------
							$12,235         $11,269
===============================================================================

Note 7 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

							June 30     December 31
							   1995            1994
-------------------------------------------------------------------------------
Notes receivable                                        $   816          $1,189
Investment in sales-type leases                           1,157           1,235
Operating lease aircraft, at cost,
  less accumulated depreciation
  of $297 and $269                                          736             747
-------------------------------------------------------------------------------
							  2,709           3,171
Less valuation allowance                                   (100)           (100)
-------------------------------------------------------------------------------
							 $2,609          $3,071
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first six months of 1995 and 1994 included interest income associated with notes receivable and sales-type leases of $94 and $88.


Note 8 - Other Assets

Other assets consisted of the following:
							June 30     December 31
							   1995            1994
-------------------------------------------------------------------------------
Prepaid pension expense                                    $832          $1,115
Investments, other                                           59              61
-------------------------------------------------------------------------------
							   $891          $1,176
===============================================================================

Prepaid pension expense as of June 30, 1995, included a $600 reduction for the special retirement program expense.

Note 9 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

							June 30     December 31
							   1995            1994
-------------------------------------------------------------------------------
Accounts payable                                         $3,262          $3,207
Employee compensation and benefits                        1,316           1,062
Lease and other deposits                                    712             640
Other                                                     1,192           1,358
-------------------------------------------------------------------------------
							 $6,482          $6,267
===============================================================================


Note 10 - Long-Term Debt

The Company has $3,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,387 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $109 and $108 for the six-month periods ended June 30, 1995 and 1994, and interest payments were $102 and $106, respectively.

Note 11 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1995 and 1994 consisted of the following:

(Shares in thousands)
-------------------------------------------------------------------------------
			       Common Stock
			      --------------
					   Additional            Treasury Stock
				       Par   Paid-In  Retained   --------------
			      Shares  Value  Capital  Earnings   Shares  Amount
-------------------------------------------------------------------------------
Balance - December 31, 1993   349,257 $1,746    $413   $7,180     9,119   $(356)
-------------------------------------------------------------------------------
Net earnings                                              514
Cash dividends declared                                  (170)
Treasury shares issued for
  incentive stock plans, net                      (7)              (493)     19
Tax benefit related to
  incentive stock plans                            2
Stock appreciation rights
  expired or surrendered                           1
-------------------------------------------------------------------------------
Balance - June 30, 1994       349,257 $1,746    $409   $7,524     8,626   $(337)
===============================================================================

-------------------------------------------------------------------------------
Balance - December 31, 1994   349,257 $1,746    $586   $7,696     8,378   $(328)
-------------------------------------------------------------------------------
Net earnings                                              (50)
Cash dividends declared                                  (171)
Treasury shares issued for
  incentive stock plans, net                      (7)            (1,181)     46
Incentive stock plan accrual                       5
Tax benefit related to
  incentive stock plans                            5
Stock appreciation rights
  expired or surrendered                           3
-------------------------------------------------------------------------------
Balance - June 30, 1995       349,257 $1,746    $592    $7,475    7,197   $(282)
===============================================================================

Note 12 - Contingencies

Various legal proceedings, claims and investigations are pending against the Company related to products, contracts and other matters. Except for the items discussed below, most of these legal proceedings are related to matters covered by insurance.

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government may assert claims related to the reprocurement. The Company does not expect the Government to assert such claims prior to completion of the reprocurement contract, which may occur in the second half of 1995.

Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the prices and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company filed its complaint in the United States Court of Federal Claims to overturn the default termination in order to obtain payment of the Contract Claim. The parties are currently engaged in the discovery phase of the litigation. Trial is scheduled for March 1997. The Company expects that its position will ultimately be upheld with respect to the termination action and that it will recover on the Contract Claim.

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1995, the consolidated statements of net earnings for the six-month periods ended June 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of net earnings and cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1994, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1995, we expressed an unqualified opinion on those consolidated financial statements, but we have not performed any auditing procedures since that date. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ Deloitte & Touche LLP
Seattle, Washington

July 25, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $10.6 billion for the first half of 1995 were 10% below sales for the comparable period of 1994 due to fewer commercial jet transport deliveries. A total of 119 commercial jet transports were delivered, compared with 149 in the first half of 1994. Approximately 235 commercial aircraft deliveries are currently projected for the full year 1995, compared with 270 in 1994. Total sales for 1995 are currently projected to approximate total 1994 sales of $22 billion.

Sales by business segment were as follows ($ in millions):

			      First Six Months        Second Quarter
			      ----------------        --------------
				 1995     1994         1995      1994
				 ----     ----         ----      ----
Commercial transportation     $ 7,781  $ 9,335        $4,096   $4,117
Defense and space, other        2,814    2,406         1,462    1,279
			       ------   ------        ------   ------
	      Total           $10,595  $11,741        $5,558   $5,396
			      =======  =======        ======   ======


Commercial jet transport deliveries were as follows:

			      First Six Months        Second Quarter
			      ----------------        --------------
	      Model             1995      1994        1995      1994
	      -----             ----      ----        ----      ----
	       737                55        71          26        32
	       747                16        25           8        10
	       757                27        30          13        14
	       767                16        23           8        11
	       777                 5         -           5         -
				 ---       ---         ---       ---
	       Total             119       149          60        67
				 ===       ===         ===       ===

The net loss of $50 million for the first six months of 1995 reflects the recognition of a $600 million one-time pre-tax charge for the special retirement program offered in early 1995. Without the one-time special retirement program charge, net earnings for the first six months of 1995 would have been $435 million, $79 million lower than the comparable period of 1994. The lower comparable earnings were primarily due to the reduced sales volume,
partially offset by lower research and development expense.   Additionally, for
the first half of 1995 compared with the first half of 1994, debt expense was higher by $22 million due to less interest being capitalized on plant and equipment investments, and investment income was $38 million higher.

The first-half comparable earnings also reflect higher tax benefits associated with research and experimentation tax credits, primarily associated with the initial 777 development program. After the effect of the special retirement program, the effective tax rate for the first half of 1995 was 6%, compared with 26% last year.

The special retirement program, which was offered to encourage early retirements, was favorably received and is expected to provide substantial benefits as the Company continues to pursue major process improvement initiatives. With approximately 9,500 individuals accepting the one-time early retirement incentive, reduced employment levels are being achieved while minimizing layoffs and retaining a favorable mix of skills. The after-tax impact of the one-time special retirement program charge of $600 million will be $390 million as of year end, but was $485 million as of June 30 because of financial reporting requirements to use an estimated annualized income tax rate for interim periods. Funding of the program will occur over a minimum of ten years through the Company's retirement plan and will not have a significant impact on annual cash flow.

The overall operating profit margin, exclusive of research and development expense, was 12.0% for the first half of 1995, compared with 13.6% for the comparable period of 1994, and 13.0% for the full year 1994. The lower overall operating profit margin is attributable to a combination of factors, principally the mix of commercial aircraft program sales and a higher ratio of defense and space segment sales to total sales (27% vs. 20%). Additionally, the operating profit margin of the defense and space segment is somewhat lower in 1995 compared with 1994 due to the mix of programs and increased company sponsored product development. Mature commercial jet transport programs normally have higher operating margins than new programs. As deliveries of the new 777 jet transport increase and account for a higher percentage of total commercial aircraft sales, there will be a dilutive impact on the overall operating profit margin for the commercial aircraft segment, exclusive of research and development expense.

The first 777 delivery in May to United Airlines with ETOPS certification, which culminated a five-year partnership to design and build the most advanced high-utility commercial jet transport available, represents a major milestone. Five of the new 777 wide-body twinjets were delivered during the second quarter, and 14 are scheduled for delivery during the balance of 1995, principally in the fourth quarter.

Research and development expense of $735 million for the first half of 1995 was down $157 million from the same period last year due to reduced 777 developmental expenditures. Research and development expense for the full year 1995 is projected to be approximately $1.4 billion, compared with $1.7 billion in 1994.

The world's airlines generally are continuing to experience favorable operating trends, an important condition in the Company's long-range market forecast of increased demand for commercial jet transports. Order activity in the first six months was up significantly over 1994. While the longer-term commercial aircraft market opportunities appear to be substantial, the market environment is expected to remain highly competitive. The Company's major process improvement initiatives currently under way will help ensure the Company is positioned to maintain or improve market share while maintaining acceptable operating profit margins.

During the second quarter Saudi Arabian Airlines (Saudia) announced its order for 23 777-200s, bringing cumulative announced orders for the new 777 to 167. Additionally, EVA Airways and China Airlines of the Republic of China each announced an intention to order 777-200s; and All Nippon Airways, Cathay Pacific Airways, Korean Air Lines, and Thai Airways International each announced an intention to order 777-300s, a stretch version of the 777 that will first be delivered in 1998. Development of the new 737-600, -700, -800 series is proceeding on schedule for first delivery of the 737-700 in the fall of 1997.

The diversified programs of the Defense and Space segment continue to perform well, with major schedule and technical milestones being met. Defense and Space sales for the first half of 1995 were up approximately 17% over 1994, consistent with the Company's yearend projection.




Liquidity and Capital Resources

Cash and short-term investments increased by $840 million during the first six months of 1995, largely due to the sell-off of customer financing notes receivable. Although further sell-off of customer financing assets will occur as circumstances allow, there will also be new customer financings related to outstanding commitments. 777 inventory growth will continue to require cash investments as the production rate builds.

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $3.5 billion at June 30, 1995, and total long-term debt at 22% of total shareholders' equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.

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

Labor Negotiations

Labor agreement negotiations have begun with the Company's principal unions, the International Association of Machinists and Aerospace Workers (IAM) and the United Auto Workers (UAW), representing approximately 35,000 employees combined, and the Seattle Professional Engineering Employees Association (SPEEA), representing approximately 21,000 employees. The current IAM and UAW three-year agreements expire in early October, and the current SPEEA agreements expire in early December.



Backlog

Contractual backlog (which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers which have filed for bankruptcy protection) was as follows ($ in billions):

			     June 30      March 31       Dec. 31
				1995          1995          1994
			     -------      --------       -------

 Commercial aircraft           $57.6         $58.4         $60.6
 Defense and space, other        4.9           5.7           5.7
			       -----         -----         -----
	 Total                 $62.5         $64.1         $66.3
			       =====         =====         =====




Unobligated U.S. Government contract values not included in backlog totaled $9.0 billion at June 30, 1995, $8.5 billion at March 31, 1995, and $5.9 billion at December 31, 1994.

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



						  THE BOEING COMPANY
						  ------------------
						    (Registrant)



 August 8, 1995                                   /s/ T. M. Budinich
 --------------                              -----------------------------
    (Date)                                          T. M. Budinich
					     Vice President and Controller

			       EXHIBIT (15)
	      Letter from Independent Accountants Regarding
		 Unaudited Interim Financial Information

		   The Boeing Company and Subsidiaries




The consolidated statement of financial position as of June 30, 1995, the consolidated statements of net earnings for the six-month periods ended June 30, 1995 and 1994, and the statements of cash flows for the six-month periods ended June 30, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.






July 25, 1995


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended June 30, 1995 and 1994, as indicated in our report dated July 25, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436 (c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche

Deloitte & Touche LLP
Seattle, Washington