Form 10-Q
period 1995-09-30
BOEING CO
filed 1995-11-08
CIK 12927

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

			       September 30, 1995


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

As of October 31, 1995, there were 343,146,400 shares of common stock, $5.00 par value, issued and outstanding.

 ...............................................................................
 ...............................................................................

			PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


		      THE BOEING COMPANY AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF NET EARNINGS
		  (Dollars in millions except per share data)
				  (Unaudited)


					Nine months ended   Three months ended
					  September 30         September 30
------------------------------------------------------------------------------
					   1995      1994        1995     1994
------------------------------------------------------------------------------
Sales and other operating revenues       $14,976  $16,804       $4,381  $5,063
Costs and expenses                        14,214   15,875        4,158   4,837
Special retirement program expense           600
------------------------------------------------------------------------------
Earnings from operations                     162      929          223     226
Other income, principally interest           147       90           60      41
Interest and debt expense                   (118)     (90)         (39)    (33)
------------------------------------------------------------------------------
Earnings before federal taxes on income      191      929          244     234
Federal taxes on income                       16      230           19      49
------------------------------------------------------------------------------
Net earnings                             $   175  $   699       $  225  $  185
==============================================================================




Earnings per share                         $ .51    $2.05        $ .66   $ .54
==============================================================================

Cash dividends per share                   $ .75    $ .75        $ .25   $ .25
==============================================================================

















		See notes to consolidated financial statements.

		      THE BOEING COMPANY AND SUBSIDIARIES
		 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
		  (Dollars in millions except per share data)


						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
						    (Unaudited)
Assets
------------------------------------------------------------------------------
Cash and cash equivalents                               $ 4,201        $ 2,084
Short-term investments                                                     559
Accounts receivable                                       1,406          1,664
Current portion of customer financing                        78            250
Deferred income taxes                                       720            878
Inventories                                              13,067         11,269
  Less advances and progress billings                    (7,167)        (6,290)
------------------------------------------------------------------------------
    Total current assets                                 12,305         10,414
Customer financing                                        2,019          3,071
Property, plant and equipment, at cost                   13,828         13,588
  Less accumulated depreciation                          (7,254)        (6,786)
Other assets                                                827          1,176
------------------------------------------------------------------------------
							$21,725        $21,463
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Accounts payable and other liabilities                  $ 6,407        $ 6,267
Advances in excess of related costs                         189            273
Income taxes payable                                        290            281
Current portion of long-term debt                           262              6
------------------------------------------------------------------------------
    Total current liabilities                             7,148          6,827
Deferred income taxes                                        19             51
Accrued retiree health care                               2,401          2,282
Long-term debt                                            2,355          2,603
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                              1,746          1,746
  Additional paid-in capital                                599            586
  Retained earnings                                       7,700          7,696
  Less treasury shares, at cost -
   1995 - 6,186,306; 1994 - 8,377,637                      (243)          (328)
------------------------------------------------------------------------------
    Total shareholders' equity                            9,802          9,700
------------------------------------------------------------------------------
							$21,725        $21,463
==============================================================================



		See notes to consolidated financial statements.

		      THE BOEING COMPANY AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Dollars in millions)
				 (Unaudited)


							    Nine months ended
							       September 30
------------------------------------------------------------------------------
							   1995          1994
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                           $  175         $  699
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Special retirement program expense                      600
    Depreciation and amortization                           809            744
    Changes in assets and liabilities -
      Short-term investments                                559             31
      Accounts receivable                                   258             30
      Inventories, net of advances and progress billings   (921)          (992)
      Accounts payable and other liabilities                223            313
      Advances in excess of related costs                   (84)           (23)
      Income taxes payable and deferred                     135           (172)
      Other assets                                         (249)          (217)
      Accrued retiree health care                           119            102
------------------------------------------------------------------------------
	Net cash provided by operating activities         1,624            515
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                             (658)          (560)
  Customer financing reductions                           1,839            326
  Plant and equipment, net additions                       (538)          (524)
------------------------------------------------------------------------------
	Net cash provided (used) by investing activities    643           (758)
------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                              8             (5)
  Shareholders' equity -
    Cash dividends paid                                    (256)          (255)
    Stock options exercised, other                           98             22
------------------------------------------------------------------------------
	Net cash used by financing activities              (150)          (238)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      2,117           (481)
Cash and cash equivalents at beginning of year            2,084          2,342
------------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter          $4,201         $1,861
==============================================================================




		See notes to consolidated financial statements.

		      THE BOEING COMPANY AND SUBSIDIARIES
		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			     (Dollars in millions)
				  (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1995, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1994 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 341.8 million and 340.5 million for the nine-month periods ended September 30, 1995 and 1994. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Special Retirement Program

A special retirement program was offered during the first half of 1995 to encourage early retirements, resulting in a pre-tax charge of $600. The special retirement program will be funded over a minimum of ten years through the Company's retirement plan. The valuation of the special retirement program included the effect of a lower discount rate as of the measurement date for calculating the projected benefit obligation of the retirement plan. The projected benefit obligation at June 30, 1995, the date at which the special retirement program expense was recognized, was determined using a weighted average discount rate of 7.75%, compared with 8.5% at December 31, 1994.
The special retirement program did not result in an additional retiree health care accrual due to offsetting unrecognized actuarial gains.


Note 4 - Federal Taxes on Income

The federal income tax provision rate of 8.4% for the first nine months of 1995 is lower than the statutory rate principally due to a 16.1% reduction attributable to research and experimentation tax credit and an 11.5% reduction attributable to Foreign Sales Corporation tax benefits. The federal income tax provision rate was 24.7% for the first nine months of 1994 and included reductions from the statutory rate of 5.9% for Foreign Sales Corporation tax benefits and 5.5% for research and experimentation tax credit. In addition to higher absolute dollar values for tax credit benefits in 1995 compared with 1994, particularly for research and experimentation credit, the 1995 tax credits result in higher relative percentage reductions to the statutory tax rate because of the $600 charge to pre-tax earnings for the special retirement program.

Income tax payments (refunds) were $(127) and $399 for the nine months ended September 30, 1995 and 1994.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:

						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts      $1,042         $1,200
Accounts receivable from commercial
 and foreign military customers                             364            464
------------------------------------------------------------------------------
							 $1,406         $1,664
==============================================================================

Accounts receivable at September 30, 1995 and December 31, 1994 included amounts not currently billable of $241 and $349, respectively, principally relating to sales values recorded upon attainment of scheduled performance milestones which differ from contractual billing milestones, withholds on U.S. Government contracts, and other amounts on U.S. Government contracts subject to negotiation.


Note 6 - Inventories

Inventories consisted of the following:

						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                    $12,166        $10,352
Commercial spare parts, general stock
 materials and other                                        901            917
------------------------------------------------------------------------------
							$13,067        $11,269
==============================================================================

Note 7 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
Notes receivable                                         $  425         $1,189
Investment in sales-type leases                             992          1,235
Operating lease aircraft, at cost, less
 accumulated depreciation of $311 and $269                  702            747
------------------------------------------------------------------------------
							  2,119          3,171
Less valuation allowance                                   (100)          (100)
------------------------------------------------------------------------------
							 $2,019         $3,071
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first nine months of 1995 and 1994 included interest income associated with notes receivable and sales-type leases of $130 and $130.


Note 8 - Other Assets

Other assets consisted of the following:
						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
Prepaid pension expense                                    $768         $1,115
Investments, other                                           59             61
------------------------------------------------------------------------------
							   $827         $1,176
==============================================================================

Prepaid pension expense as of September 30, 1995, included a $600 reduction for the special retirement program expense.


Note 9 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

						   September 30    December 31
							   1995           1994
------------------------------------------------------------------------------
Accounts payable                                         $3,221         $3,207
Employee compensation and benefits                        1,302          1,062
Lease and other deposits                                    692            640
Other                                                     1,192          1,358
------------------------------------------------------------------------------
							 $6,407         $6,267
==============================================================================

Note 10 - Long-Term Debt

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,470 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $162 and $163 for the nine-month periods ended September 30, 1995 and 1994, and interest payments were $160 and $163, respectively.


Note 11 - Shareholders' Equity

Changes in shareholders' equity for the nine-month periods ended September 30, 1995 and 1994 consisted of the following:

(Shares in thousands)
-------------------------------------------------------------------------------
			      Common Stock
			      ------------  Additional           Treasury Stock
				       Par    Paid-In  Retained  --------------
			      Shares  Value   Capital  Earnings  Shares  Amount
-------------------------------------------------------------------------------
Balance - December 31, 1993  349,257  $1,746   $413      $7,180  9,119    $(356)
-------------------------------------------------------------------------------
Net earnings                                                699
Cash dividends declared                                    (170)
Treasury shares issued for
 incentive stock plans, net                      (8)              (641)      24
Tax benefit related to
 incentive stock plans                            3
Transfer from contingent
 stock repurchase provision                      70
Stock appreciation rights
 expired or surrendered                           3
-------------------------------------------------------------------------------
Balance - September 30, 1994 349,257  $1,746   $481      $7,709  8,478    $(332)
===============================================================================

-------------------------------------------------------------------------------
Balance - December 31, 1994  349,257  $1,746   $586      $7,696  8,378    $(328)
-------------------------------------------------------------------------------
Net earnings                                                175
Cash dividends declared                                    (171)
Treasury shares issued for
 incentive stock plans, net                      (8)            (2,192)      85
Incentive stock plan accrual                      8
Tax benefit related to
 incentive stock plans                            8
Stock appreciation rights
 expired or surrendered                           5
-------------------------------------------------------------------------------
Balance - September 30, 1995 349,257  $1,746   $599      $7,700  6,186    $(243)
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

Management's position, supported by outside legal counsel which specializes in government procurement law, is that the grounds for default asserted by the Government in the Peace Shield termination are not legally supportable. Accordingly, management and counsel are of the opinion that on appeal the termination for default has a substantial probability of being converted to termination for the convenience of the Government, which would eliminate any Government claim for cost of reprocurement or other damages. Additionally, the Company has a legal basis for a claim for equitable adjustment to the price and schedules of the contracts (the "Contract Claim"). Many of the same facts underlie both the Contract Claim and the Company's appeal of the Government's termination action. The Company filed its complaint in the United States Court of Federal Claims to overturn the default termination in order to obtain payment of the Contract Claim.

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

The parties have been engaged in the discovery phase of the litigation, with the trial scheduled for March 1997, and have concurrently engaged in discussions which could lead to final settlement. On October 20, 1995, the court determined all activities in the lawsuit would be "suspended in light of the prospect of settlement." There can be no assurance that the Government will agree to final settlement on terms acceptable to the Company. If a final settlement is not reached, the Company expects that its position will ultimately be upheld with respect to the termination action and that it will recover on the Contract Claim.

The Company's financial statements have been prepared on the basis of a conservative estimate of the Contract Claim and the Company's position that the termination was for the convenience of the Government. If a final settlement is not reached, the Company cannot, at this time, reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that final settlement does not occur and the Company's appeal of the termination for default is not successful, the Company could realize a pretax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.

REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1995, and the consolidated statements of net earnings and cash flows for the nine-month periods ended September 30, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.



INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of net earnings and cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

October 26, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $15.0 billion for the first nine months of 1995 were 11% below sales for the comparable period of 1994 due to fewer commercial jet transport deliveries. A total of 170 commercial jet transports were delivered, compared with 214 in the first nine months of 1994.

Sales by business segment were as follows ($ in millions):

			    First Nine months         Third Quarter
			       1995      1994        1995      1994

Commercial transportation   $10,828   $13,178      $3,047    $3,843
Defense and space             4,148     3,626       1,334     1,220
			    -------   -------      ------    ------
    Total                   $14,976   $16,804      $4,381    $5,063
			    =======   =======      ======    ======


Commercial jet transport deliveries were as follows:

			     First Nine months        Third Quarter
	      Model            1995      1994        1995      1994

	       737               80        96          25        25
	       747               20        32           4         7
	       757               39        53          12        23
	       767               24        33           8        10
	       777                7         -           2         -
				---       ---          --        --
		   Total        170       214          51        65
				===       ===          ==        ==


Net earnings of $175 million for the first nine months of 1995 reflects the recognition of a $600 million one-time pre-tax charge for the special retirement program offered in early 1995. Without the one-time special retirement program charge, net earnings for the first nine months of 1995 would have been $624 million, $75 million lower than the comparable period of 1994. The lower comparable earnings were primarily due to the reduced level of commercial jet transport deliveries, partially offset by lower research and development expense. Additionally, for the first nine months of 1995 compared with the first nine months of 1994, interest and debt expense was higher by $28 million due to less interest being capitalized on plant and equipment investments, and investment income was $57 million higher.

The first nine months' comparable earnings also reflect higher tax benefits associated with research and experimentation tax credits, primarily associated with the initial 777 development program. After the effect of the special retirement program, the effective tax rate for the first nine months of 1995 was 8.4%, compared with 24.7% for the comparable period of 1994.

The special retirement program, which was offered during the first half of 1995 to encourage early retirements, is expected to provide substantial benefits as the Company continues to pursue major process improvement initiatives. Approximately 9,500 individuals accepted the one-time early retirement incentive. The after-tax impact of the one-time special retirement program charge of $600 million will be $390 million as of year end, but was $449 million as of September 30 because of financial reporting requirements to use an estimated annualized income tax rate for interim periods. Funding of the program will occur over a minimum of ten years through the Company's retirement plan and will not have a significant impact on annual cash flow.

The overall operating profit margin, exclusive of research and development expense and the special retirement program expense, was 11.7% for the first nine months of 1995, compared with 13.4% for the comparable period of 1994, and 13.0% for the full year 1994. The lower overall operating profit margin is attributable to a combination of factors, principally the mix of commercial aircraft program sales and a higher ratio of defense and space segment sales to total sales (28% vs. 22%). Mature commercial jet transport programs normally have higher operating margins than new programs. As deliveries of the new
777 jet transport increase and account for a higher percentage of total commercial aircraft sales, there will be a dilutive impact on the overall operating profit margin for the commercial aircraft segment, exclusive of research and development expense.

Research and development expense of $994 million for the first nine months of 1995 was down $320 million from the same period last year due to reduced 777 developmental expenditures.

On October 5, 1995, the International Association of Machinists and Aerospace Workers (IAM), which represents approximately 33,000 hourly employees, initiated a labor strike. Although management cannot predict when a labor settlement will be reached, the IAM strike will result in a substantial number of delayed deliveries for the fourth quarter, with a corresponding decrease in earnings. The extent of the impact on operating results and cash flow will depend on the length of the strike. The Company is striving to negotiate an agreement that balances the interests of employees, customers and shareholders. The labor agreement with the United Auto Workers (UAW), representing approximately 2,500 hourly employees at the Company's Philadelphia plant, expired on October 5, and has been extended on a day-to-day basis with a 10-day advance notification. Labor agreements with the Company's engineering employees' bargaining units, representing approximately 21,000 employees, expire in early December.

The airline industry has exhibited improving financial health which is necessary for a return to higher commercial jet transport delivery levels.
In addition to favorable passenger traffic trends, revenue yields are improving in many airline markets worldwide. While the longer-term forecast demand for commercial jet transports indicates delivery requirements will increase compared with current levels, the market environment is expected to remain highly competitive. In addition to pursuing major process improvement initiatives, the Company's complete product line and highly responsive customer support network should continue to position the Company to deliver competitive value and maintain profitable market leadership over the long term.

Despite some minor delays in the certification schedule for the new 777 powered by General Electric engines and potential minor delays associated with certifying certain customer-furnished items, overall 777 certification and production activities are progressing well. The initial GE-powered 777, which was originally scheduled to be delivered to British Airways in late September, is currently expected to be delivered in November. The latest new commercial derivative, a freighter version of the 767, completed its certification process and was first delivered to United Parcel Service in October. The 767 Freighter shares substantial commonality with the 757 Freighter and offers flexible payload and range capabilities.

The diversified programs of the Defense and Space segment continue to perform well, with major schedule and technical milestones being met. During the third quarter, the formal contract for 14 Chinook helicopters for Britain's Ministry of Defense was signed, and the second 767 AWACS airframe for the Government of Japan was delivered to the Wichita plant for modification. The first 2 of 4 767 AWACS for Japan are scheduled for final delivery in 1998. The Company has continued to position itself to be actively involved in the space launch business with the award of a 15-month contract for the next-generation launch vehicle for the U.S. Air Force, called the Evolved Expendable Launch Vehicle. The Defense and Space segment continues to assess commercial ventures that can leverage the technical capabilities within the organization.


Liquidity and Capital Resources

Cash and short-term investments increased by $1,558 million during the first nine months of 1995, largely due to the sell-off of customer financing notes receivable. Although further sell-off of customer financing assets will occur as circumstances allow, there will also be new customer financings related to outstanding commitments. 777 inventory growth will continue to require cash investments as the production rate builds.

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $4.2 billion at September 30, 1995, and total long-term debt at 21% of total shareholders' equity plus debt. In the third quarter, the Company reduced its revolving credit line amount from $3.0 billion to $2.0 billion.

As discussed in Note 12 to the Consolidated Financial Statements, the U.S. Government has terminated for alleged default most of the work required under contracts for a Saudi Arabia air defense system known as the Peace Shield program and selected another contractor to perform the terminated work. In conjunction with the notice of partial termination, the Government demanded that the Company repay $605 million of Peace Shield unliquidated progress payments. In April 1995, an agreement was executed deferring the Company's potential obligation to repay the $605 million from January 25, 1991, until a decision of the court or earlier settlement. The deferment agreement is subject to annual review by the Government. Management believes that the Government's grounds for default are not legally supportable and on appeal the Government's position will be overturned. The Company filed its complaint in the United States Court of Federal Claims to overturn the default termination and submitted a Contract Claim for equitable adjustment to the contract prices and schedules. The Company's financial statements assume that the termination for default will be overturned and that the Contract Claim will be settled in the Company's favor. The parties have been engaged in the discovery phase of the litigation, with the trial scheduled for March 1997, and have concurrently engaged in discussions which could lead to final settlement. On October 20, 1995, the court determined all activities in the lawsuit would be "suspended in light of the prospect of settlement." There can be no assurance that the Government will agree to final settlement on terms acceptable to the Company. If a final settlement is not reached, the Company expects that its position will ultimately be upheld with respect to the termination action and that it will recover on the Contract Claim. If the Company's appeal of the termination for default is not successful, the Company could realize a pretax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages.


Backlog

Contractual backlog (which excludes purchase options and announced orders for which definitive contracts have not been executed, unobligated Government contract values, and orders from customers which have filed for bankruptcy protection) was as follows ($ in billions):

			  Sep. 30   June 30   Dec. 31
			     1995      1995      1994

   Commercial aircraft      $59.9     $57.6     $60.6

   Defense and space          5.7       4.9       5.7
			    -----     -----     -----
		    Total   $65.6     $62.5     $66.3
			    =====     =====     =====


Unobligated U.S. Government contract values not included in backlog totaled $7.9 billion at September 30, 1995, $9.0 billion at June 30, 1995, and
$5.9 billion at December 31, 1994.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       See Note 12 to the Consolidated Financial Statements for a discussion of the Peace Shield termination.


Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits: (10) Material Contracts.
		      The Boeing Company Bank Credit Agreements.
		       (i) Amendment No. 1 dated as of September 28, 1995,
			   to the Bank Credit Agreement Entered Into as of September 30, 1994. Filed herewith.
		      (ii) Amendment No. 1 dated as of September 28, 1995,
			   to the Amended and Restated Bank Credit Agreement dated as of September 30, 1994. Filed herewith.
		     (iii) Amendment No. 2 dated as of September 29, 1995,
			   to the Bank Credit Agreement Entered Into as of September 30, 1994. Filed herewith.
		      (iv) Amendment No. 2 dated as of September 29, 1995,
			   to the Amended and Restated Bank Credit Agreement dated as of September 30, 1994. Filed herewith.

		      (15) Letter from independent accountants regarding
			   unaudited interim financial information.  Page 15.

       (b) Reports on Form 8-K:

		      No reports on Form 8-K were filed during the quarter covered by this report.



				- - - - - - -

				  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					  THE BOEING COMPANY
					    (Registrant)

    November 6, 1995                        /s/ T. M. Budinich
    ----------------                    -----------------------
	(Date)                          T. M. Budinich
					Vice President and Controller

				  EXHIBIT (15)
		 Letter from Independent Accountants Regarding
		    Unaudited Interim Financial Information
		      The Boeing Company and Subsidiaries

The consolidated statement of financial position as of September 30, 1995, the consolidated statements of net earnings for the nine-month periods ended September 30, 1995 and 1994, and the statements of cash flows for the nine-month periods ended September 30, 1995 and 1994, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.







October 26, 1995


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended September 30, 1995 and 1994, as indicated in our report dated October 26, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

				 Exhibit 10 (i)

	     Amendment No. 1 dated as of September 28, 1995, to the Bank Credit Agreement Entered Into as of September 30, 1994

				AMENDMENT NO. 1 TO THE
			BOEING COMPANY BANK CREDIT AGREEMENT


					Dated as of September 28, 1995

AMENDMENT NO. 1 TO THE BOEING COMPANY BANK CREDIT AGREEMENT among
The Boeing Company, a Delaware corporation (the "Company"), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the "Banks") and Citibank, N.A., as agent (the "Agent") for the Banks.

PRELIMINARY STATEMENTS:

(1) The Company, the Banks and the Agent have entered into a Bank Credit Agreement dated as of September 30, 1994 (the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment No. 1 have the same meanings as specified in the Credit Agreement.

(2) The Company and the Banks have agreed to amend the Credit Agreement as hereinafter set forth.

(3) The Company and the Banks have agreed to waive certain notice requirements in Section 2.19(a) of the Credit Agreement relating as hereinafter set forth.

SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3, hereby amended as follows:

(a) Section 2.04 is amended in full to read as follows:

"2.04. Interest Rate on A Advances. The Company shall pay interest on the unpaid principal amount of each A Advance made by each Bank from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum: (i) during each period in which such A Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, and
(ii) during each period in which such A Advance is a Eurodollar Rate Advance, at a rate per annum equal at all times during each relevant Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of each such Interest Period."

(b)Section 2.06 is amended in full to read as follows:

"Section 2.06. Fees. The Company agrees to pay to the Agent for the account of each Bank a facility fee ("Facility Fee") on such Bank's Commitment, without regard to usage. Such fee shall be payable for the periods from the date hereof in the case of each Bank named in Section 1.02, and from the effective date on which any other Bank becomes party hereto, until the Termination Date at the rate of .05% per annum. Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement and on the Termination Date."

(c) Section 9.01 is amended as follows:

  (i) The definition of "Applicable Margin" shall be amended in full to read as follows:

  "'Applicable Margin'--Means 0.155%."

 (ii) The reference to "September 29, 1995" in clause (i) of the definition of "Termination Date" shall be replaced with a reference to "September 27, 1996".

SECTION 2. Waivers and Consent. The notice requirements in Section 2.19(a) of the Credit Agreement are hereby waived solely in connection with the extension of the Termination Date from September 29, 1995 to September 27, 1996.

SECTION 3. Conditions of Effectiveness. This Amendment No. 1 shall become effective as of the date first above written when, and only when, on or before September 28, 1995 the Agent shall have received counterparts of this Amendment No. 1 executed by the Company and all of the Banks or, as to any of the Banks, advice satisfactory to the Agent that such Bank has executed this Amendment
No. 1. This Amendment No. 1 is subject to the provisions of Section 8.01 of the Credit Agreement.

SECTION 4. Representations and Warranties of the Company. The Company represents and warrants as follows:

(a) This Amendment No. 1 has been duly executed and delivered by the Company. This Amendment No. 1 is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

(b) No Event of Default has occurred and is continuing.

SECTION 5.  Reference to and Effect on the Credit Agreement and the Notes.
(a) On and after the effectiveness of this Amendment No. 1, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment No. 1.

(b) The Credit Agreement, as specifically amended by this Amendment No. 1, and the Notes are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

(c) The execution, delivery and effectiveness of this Amendment No. 1 and the waiver in Section 2 hereof shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Bank or the Agent under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

SECTION 6. Costs and Expenses. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment No. 1 and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent).

SECTION 7. Execution in Counterparts. This Amendment No. 1 may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment No. 1 by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment No. 1.

SECTION 8. Governing Law. This Amendment No. 1 shall be governed by, and construed in accordance with, the laws of the State of New York.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 1 to be executed by their respective officers thereunto duly authorized, as of the date first above written.


THE BOEING COMPANY

By _____________
     Title:

CITIBANK, N.A., Individually and as Agent

By _____________
     Title:


ABN AMRO BANK, N.V.

By _____________
     Title:

BANK IV WICHITA, N.A.

By _____________
     Title:

BANK OF AMERICA NATIONAL TRUST and SAVINGS ASSOCIATION

By _____________
     Title:

BANKERS TRUST COMPANY

By _____________
     Title:

THE BANK OF NEW YORK

By _____________
     Title:

THE CHASE MANHATTAN BANK, N.A.

By _____________
     Title:

CHEMICAL BANK

By _____________
     Title:

CREDIT LYONNAIS, NEW YORK BRANCH

By _____________
     Title:

FIRST INTERSTATE BANK OF WASHINGTON, N.A.

By _____________
     Title:

THE FIRST NATIONAL BANK OF BOSTON

By _____________
     Title:

INTRUST BANK

By _____________
     Title:

THE INDUSTRIAL BANK OF JAPAN, Ltd.

By _____________
     Title:

THE LONG-TERM CREDIT BANK OF JAPAN, Ltd.

By _____________
     Title:

THE MITSUBISHI TRUST AND BANKING CORPORATION

By _____________
     Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By _____________
     Title:

NATIONAL WESTMINSTER BANK PLC

By _____________
     Title:

PNC BANK, NATIONAL ASSOCIATION

By _____________
     Title:

SEATTLE-FIRST NATIONAL BANK

By _____________
     Title:

THE SUMITOMO BANK, LIMITED

By _____________
     Title:

THE SUMITOMO TRUST AND BANKING COMPANY,  Ltd.

By _____________
     Title:

TRUST COMPANY BANK, ATLANTA

By _____________
     Title:

U.S. BANK OF WASHINGTON, N.A.

By _____________
     Title:

WACHOVIA BANK OF NORTH CAROLINA, N.A.

By _____________
     Title:

				 Exhibit 10 (ii)

	     Amendment No. 1 dated as of September 28, 1995, to the
    Amended and Restated Bank Credit Agreement dated as of September 30, 1994

		  AMENDMENT NO. 1 TO THE BOEING COMPANY
	       AMENDED AND RESTATED BANK CREDIT AGREEMENT


					Dated as of September 28, 1995

AMENDMENT NO. 1 TO THE BOEING COMPANY AMENDED AND RESTATED BANK CREDIT AGREEMENT among The Boeing Company, a Delaware corporation (the "Company"), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the "Banks") and Citibank, N.A., as agent (the "Agent") for the Banks.

PRELIMINARY STATEMENTS:

(1) The Company, the Banks and the Agent have entered into an Amended and Restated Bank Credit Agreement dated as of September 30, 1994 (the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment No. 1 have the same meanings as specified in the Credit Agreement.

(2) The Company and the Banks have agreed to amend the Credit Agreement as hereinafter set forth.

SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2, hereby amended as follows:

(a) Section 2.04 is amended by deleting the pricing grid set forth therein and inserting in lieu thereof a new pricing grid to read as follows:


						  Applicable      Applicable
						    Margin          Margin
						  Years 1-5       Years 6-7
-----------------------------------------------------------------------------
(1)  On each day on which the Company's
long-term senior unsecured debt is rated at
least A- by S&P or at least A3 by Moody's          0.125%            0.25%

(2)  On each day on which the Company's
long-term senior unsecured debt is rated
lower than (1) but BBB+ or higher by S&P or
Baa1 or higher by Moody's                          0.20%             0.325%

(3)  On each day on which the Company's
long-term senior unsecured debt is rated
lower than (2) but BBB or higher by S&P and
Baa2 or higher by Moody's                          0.225%            0.35%

(4)  On each day on which the Company's
long-term senior unsecured debt is rated
BBB- or lower by S&P or Baa3 or lower by
Moody's                                            0.425%            0.55%

(b) Section 2.06 is amended by deleting the pricing grid set forth therein and inserting in lieu thereof a new pricing grid to read as follows:


								   Facility
								     Fee
----------------------------------------------------------------------------
(1)  On each day on which the Company's long-term
senior unsecured debt is rated at least A- by S&P or at
least A3 by Moody's                                                 0.08%

(2)  On each day on which the Company's long-term
senior unsecured debt is rated lower than (1) but BBB+
or higher by S&P or Baa1 or higher by Moody's                       0.10%

(3)  On each day on which the Company's long-term
senior unsecured debt is rated lower than (2) but BBB
or higher by S&P and Baa2 or higher by Moody's                      0.15%

(4)  On each day on which the Company's long-term
senior unsecured debt is rated BBB- or lower by S&P or
Baa3 or lower by Moody's                                            0.20%



(c) Section 9.01 is amended by deleting the reference to "September 30, 2001" in the definition of "Termination Date" and inserting in lieu thereof a reference to "September 30, 2002".

SECTION 2. Conditions of Effectiveness. This Amendment No. 1 shall become effective as of the date first above written when, and only when, on or before September 28, 1995 the Agent shall have received counterparts of this Amendment No. 1 executed by the Company and all of the Banks or, as to any of the Banks, advice satisfactory to the Agent that such Bank has executed this Amendment No. 1. This Amendment No. 1 is subject to the provisions of
Section 8.01 of the Credit Agreement.

SECTION 3. Representations and Warranties of the Company. The Company represents and warrants as follows:

(a) This Amendment No. 1 has been duly executed and delivered by the Company. This Amendment No. 1 is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

(b) No Event of Default has occurred and is continuing.

SECTION 4.  Reference to and Effect on the Credit Agreement and the Notes.

(a) On and after the effectiveness of this Amendment No. 1, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment No. 1.

(b) The Credit Agreement, as specifically amended by this Amendment No. 1, and the Notes are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

(c) The execution, delivery and effectiveness of this Amendment No. 1 shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Bank or the Agent under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

SECTION 5. Costs and Expenses. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment No. 1 and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent).

SECTION 6. Execution in Counterparts. This Amendment No. 1 may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment No. 1 by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment No. 1.

SECTION 7. Governing Law. This Amendment No. 1 shall be governed by, and construed in accordance with, the laws of the State of New York.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 1 to be executed by their respective officers thereunto duly authorized, as of the date first above written.


THE BOEING COMPANY

By _____________
     Title:


CITIBANK, N.A., Individually and as Agent

By _____________
     Title:

ABN AMRO BANK, N.V.

By _____________
     Title:

BANK IV WICHITA, N.A.

By _____________
     Title:

BANK OF AMERICA NATIONAL TRUST and SAVINGS ASSOCIATION

By _____________
     Title:

BANKERS TRUST COMPANY

By _____________
     Title:

THE BANK OF NEW YORK

By _____________
     Title:

THE CHASE MANHATTAN BANK, N.A.

By _____________
     Title:

CHEMICAL BANK

By _____________
     Title:

CREDIT LYONNAIS, NEW YORK BRANCH

By _____________
     Title:

FIRST INTERSTATE BANK OF WASHINGTON, N.A.

By _____________
     Title:

THE FIRST NATIONAL BANK OF BOSTON

By _____________
     Title:

INTRUST BANK

By _____________
     Title:

THE INDUSTRIAL BANK OF JAPAN, Ltd.

By _____________
     Title:

THE LONG-TERM CREDIT BANK OF JAPAN, Ltd.

By _____________
     Title:

THE MITSUBISHI TRUST AND BANKING CORPORATION

By _____________
     Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By _____________
     Title:

NATIONAL WESTMINSTER BANK PLC

By _____________
     Title:

PNC BANK, NATIONAL ASSOCIATION

By _____________
     Title:

SEATTLE-FIRST NATIONAL BANK

By _____________
     Title:

THE SUMITOMO BANK, LIMITED

By _____________
     Title:

THE SUMITOMO TRUST AND BANKING COMPANY,  Ltd.

By _____________
     Title:

TRUST COMPANY BANK, ATLANTA

By _____________
     Title:

U.S. BANK OF WASHINGTON, N.A.

By _____________
     Title:

WACHOVIA BANK OF NORTH CAROLINA, N.A.

By _____________
     Title:

				 Exhibit 10 (iii)

	     Amendment No. 2 dated as of September 28, 1995, to the Bank Credit Agreement Entered Into as of September 30, 1994

		   AMENDMENT NO. 2 TO THE BOEING COMPANY
		       364-DAY BANK CREDIT AGREEMENT
					Dated as of September 29, 1995

AMENDMENT NO. 2 TO THE BOEING COMPANY BANK CREDIT AGREEMENT among The Boeing Company, a Delaware corporation (the "Company"), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the "Banks") and Citibank, N.A., as agent (the "Agent") for the Banks.

PRELIMINARY STATEMENTS:
(1) The Company, the Banks and the Agent have entered into a Bank Credit Agreement dated as of September 30, 1994, as amended by Amendment No. 1 dated as of September 28, 1995 (the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment No. 2 have the same meanings as specified in the Credit Agreement.
(2) The Company and the Banks have agreed to amend the Credit Agreement as hereinafter set forth.

SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2, hereby amended as follows:
(a) Section 1.02 is amended by deleting such Section in its entirety and inserting in lieu thereof a new Section 1.02 to read in its entirety as follows:

"Section 1.02.  Schedule of Banks and Commitments.
Bank                                                   Commitment
-----------------------------------------------------------------
Citibank, N.A                                        $100,000,000
Chase Manhattan Bank, N.A.                             78,000,000
Long Term Credit Bank of Japan, Ltd.                   78,000,000
Bankers Trust Company                                  67,000,000
Credit Lyonnais                                        67,000,000
Mitsubishi Trust and Banking Corp.                     67,000,000
National Westminster Bank plc                          67,000,000
ABN Amro Bank, N.V.                                    48,000,000
Bank of America, N.T.& S.A.                            34,000,000
Bank of New York                                       34,000,000
First Interstate Bank of Washington, N.A.              34,000,000
Industrial Bank of Japan, Ltd.                         34,000,000
Seattle-First National Bank                            34,000,000
The Sumitomo Bank Ltd.                                 34,000,000
Wachovia Bank of North Carolina, N.A.                  34,000,000
PNC Bank, N.A.                                         27,000,000
Bank of Tokyo                                          25,000,000
Morgan Guaranty Trust Company of New York              25,000,000
Nationsbank of Texas, N.A.                             25,000,000
Sumitomo Trust & Banking Co. Ltd.                      25,000,000
U.S. Bank of Washington, N.A.                          25,000,000
First National Bank of Boston                          20,000,000
Trust Company Bank, Atlanta                             8,000,000
Bank IV, N.A.                                           7,000,000
Intrust Bank                                            3,000,000
						   --------------
Total                                              $1,000,000,000
						   ==============

SECTION 2. Conditions of Effectiveness. This Amendment No. 2 shall become effective as of the date first above written when, and only when, on or before September 29, 1995 the Agent shall have received counterparts of this Amendment No. 2 executed by the Company and all of the Banks or, as to any of the Banks, advice satisfactory to the Agent that such Bank has executed this Amendment No. 2. This Amendment No. 2 is subject to the provisions of Section
8.01 of the Credit Agreement.

SECTION 3. Representations and Warranties of the Company. The Company represents and warrants as follows:

(a) This Amendment No. 2 has been duly executed and delivered by the Company. This Amendment No. 2 is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

(b) No Event of Default has occurred and is continuing.

SECTION 4.  Reference to and Effect on the Credit Agreement and the Notes.

(a) On and after the effectiveness of this Amendment No. 2, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment No. 2.

(b) The Credit Agreement, as specifically amended by this Amendment No. 2, and the Notes are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

(c) The execution, delivery and effectiveness of this Amendment No. 2 shall not except as expressly provided herein, operate as a waiver of any right, power or remedy of any Bank or the Agent under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

SECTION 5. Costs and Expenses. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment No. 2 and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent).

SECTION 6. Execution in Counterparts. This Amendment No. 2 may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment No. 2 by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment No. 2.

SECTION 7. Governing Law. This Amendment No. 2 shall be governed by, and construed in accordance with, the laws of the State of New York.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 2 to be executed by their respective officers thereunto duly authorized, as of the date first above written.


THE BOEING COMPANY

By _____________
     Title:

CITIBANK, N.A., Individually and as Agent

By _____________
     Title:

ABN AMRO BANK, N.V.

By _____________
     Title:

BANK IV, N.A.

By _____________
     Title:

BANK OF AMERICA NATIONAL TRUST and SAVINGS ASSOCIATION

By _____________
     Title:

BANKERS TRUST COMPANY

By _____________
     Title:

THE BANK OF TOKYO, LTD.

By _____________
     Title:

THE BANK OF NEW YORK

By _____________
     Title:

THE CHASE MANHATTAN BANK, N.A.

By _____________
     Title:

CREDIT LYONNAIS, NEW YORK BRANCH

By _____________
     Title:

FIRST INTERSTATE BANK OF WASHINGTON, N.A.

By _____________
     Title:

THE FIRST NATIONAL BANK OF BOSTON

By _____________
     Title:

INTRUST BANK

By _____________
     Title:

THE INDUSTRIAL BANK OF JAPAN, Ltd.

By  _____________
     Title:

THE LONG-TERM CREDIT BANK OF JAPAN, Ltd.

By _____________
     Title:

THE MITSUBISHI TRUST AND BANKING CORPORATION

By _____________
     Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By _____________
     Title:

NATIONAL WESTMINSTER BANK PLC

By _____________
     Title:

NATIONSBANK  OF TEXAS, N.A.

By _____________
     Title:

PNC BANK, NATIONAL ASSOCIATION

By _____________
     Title:

SEATTLE-FIRST NATIONAL BANK

By _____________
     Title:

THE SUMITOMO BANK, LIMITED

By _____________
     Title:

THE SUMITOMO TRUST AND BANKING COMPANY,  Ltd.

By _____________
     Title:

TRUST COMPANY BANK, ATLANTA

By _____________
     Title:

U.S. BANK OF WASHINGTON, N.A.

By _____________
     Title:

WACHOVIA BANK OF NORTH CAROLINA, N.A.

By _____________
     Title:

				 Exhibit 10 (iv)

	     Amendment No. 2 dated as of September 28, 1995, to the
    Amended and Restated Bank Credit Agreement dated as of September 30, 1994

	       AMENDMENT NO. 2 TO THE BOEING COMPANY 7-YEAR
		AMENDED AND RESTATED BANK CREDIT AGREEMENT
					Dated as of September 29, 1995

AMENDMENT NO. 2 TO THE BOEING COMPANY AMENDED AND RESTATED BANK CREDIT AGREEMENT among The Boeing Company, a Delaware corporation (the "Company"), the banks, financial institutions and other institutional lenders parties to the Credit Agreement referred to below (collectively, the "Banks") and Citibank, N.A., as agent (the "Agent") for the Banks.

PRELIMINARY STATEMENTS:
(1) The Company, the Banks and the Agent have entered into an Amended and Restated Bank Credit Agreement dated as of September 30, 1994, as amended by Amendment No. 1 dated as of September 28, 1995 (the "Credit Agreement"). Capitalized terms not otherwise defined in this Amendment No. 2 have the same meanings as specified in the Credit Agreement.
(2) The Company and the Banks have agreed to amend the Credit Agreement as hereinafter set forth.

SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 2, hereby amended as follows:
(a) Section 1.02 is amended by deleting such Section in its entirety and inserting in lieu thereof a new Section 1.02 to read in its entirety as follows:

"Section 1.02.  Schedule of Banks and Commitments.
Bank                                                    Commitment
------------------------------------------------------------------
Citibank, N.A                                         $100,000,000
Chase Manhattan Bank, N.A.                              78,000,000
Long Term Credit Bank of Japan, Ltd.                    78,000,000
Bankers Trust Company                                   67,000,000
Credit Lyonnais                                         67,000,000
Mitsubishi Trust and Banking Corp.                      67,000,000
National Westminster Bank plc                           67,000,000
ABN Amro Bank, N.V.                                     48,000,000
Bank of America, N.T.& S.A.                             34,000,000
Bank of New York                                        34,000,000
First Interstate Bank of Washington, N.A.               34,000,000
Industrial Bank of Japan, Ltd.                          34,000,000
Seattle-First National Bank                             34,000,000
The Sumitomo Bank Ltd.                                  34,000,000
Wachovia Bank of North Carolina, N.A.                   34,000,000
PNC Bank, N.A.                                          27,000,000
Bank of Tokyo                                           25,000,000
Morgan Guaranty Trust Company of New York               25,000,000
Nationsbank of Texas, N.A.                              25,000,000
Sumitomo Trust & Banking Co. Ltd.                       25,000,000
U.S. Bank of Washington, N.A.                           25,000,000
First National Bank of Boston                           20,000,000
Trust Company Bank, Atlanta                              8,000,000
Bank IV, N.A.                                            7,000,000
Intrust Bank                                             3,000,000
						    --------------
Total                                               $1,000,000,000
						    ==============

(b) Section 2.17 is amended by deleting the reference to 2,200,000" set forth therein and inserting in lieu thereof a reference to "$1,100,000,000".

SECTION 2. Conditions of Effectiveness. This Amendment No. 2 shall become effective as of the date first above written when, and only when, on or before September 29, 1995 the Agent shall have received counterparts of this Amendment No. 2 executed by the Company and all of the Banks or, as to any of the Banks, advice satisfactory to the Agent that such Bank has executed this Amendment
No. 2. This Amendment No. 2 is subject to the provisions of Section 8.01 of the Credit Agreement.

SECTION 3. Representations and Warranties of the Company. The Company represents and warrants as follows:

(a) This Amendment No. 2 has been duly executed and delivered by the Company. This Amendment No. 2 is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

(b) No Event of Default has occurred and is continuing.

SECTION 4.  Reference to and Effect on the Credit Agreement and the Notes.
(a) On and after the effectiveness of this Amendment No. 2, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement, as amended by this Amendment No. 2.

(b) The Credit Agreement, as specifically amended by this Amendment No. 2, and the Notes are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

(c) The execution, delivery and effectiveness of this Amendment No. 2 shall not except as expressly provided herein, operate as a waiver of any right, power or remedy of any Bank or the Agent under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

SECTION 5. Costs and Expenses. The Company agrees to pay on demand all costs and expenses of the Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment No. 2 and the other instruments and documents to be delivered hereunder (including, without limitation, the reasonable fees and expenses of counsel for the Agent).

SECTION 6. Execution in Counterparts. This Amendment No. 2 may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment No. 2 by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment No. 2.

SECTION 7. Governing Law. This Amendment No. 2 shall be governed by, and construed in accordance with, the laws of the State of New York.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 2 to be executed by their respective officers thereunto duly authorized, as of the date first above written.


THE BOEING COMPANY

By _____________
     Title:

CITIBANK, N.A., Individually and as Agent

By _____________
     Title:

ABN AMRO BANK, N.V.

By _____________
     Title:

BANK IV, N.A.

By _____________
     Title:

BANK OF AMERICA NATIONAL TRUST and SAVINGS ASSOCIATION

By _____________
     Title:

THE BANK OF TOKYO, LTD.

By _____________
     Title:

BANKERS TRUST COMPANY

By _____________
     Title:

THE BANK OF NEW YORK

By _____________
     Title:

THE CHASE MANHATTAN BANK, N.A.

By _____________
     Title:

CREDIT LYONNAIS, NEW YORK BRANCH

By _____________
     Title:

FIRST INTERSTATE BANK OF WASHINGTON, N.A.

By _____________
     Title:

THE FIRST NATIONAL BANK OF BOSTON

By _____________
     Title:

INTRUST BANK

By _____________
     Title:

THE INDUSTRIAL BANK OF JAPAN, Ltd.

By _____________
     Title:

THE LONG-TERM CREDIT BANK OF JAPAN, Ltd.

By _____________
     Title:

THE MITSUBISHI TRUST AND BANKING CORPORATION

By _____________
     Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By _____________
     Title:

NATIONAL WESTMINSTER BANK PLC

By _____________
     Title:

NATIONSBANK OF TEXAS, N.A.

By _____________
     Title:

PNC BANK, NATIONAL ASSOCIATION

By _____________
     Title:

SEATTLE-FIRST NATIONAL BANK

By _____________
     Title:

THE SUMITOMO BANK, LIMITED

By _____________
     Title:

THE SUMITOMO TRUST AND BANKING COMPANY,  Ltd.

By _____________
     Title:

TRUST COMPANY BANK, ATLANTA

By _____________
     Title:

U.S. BANK OF WASHINGTON, N.A.

By _____________
     Title:

WACHOVIA BANK OF NORTH CAROLINA, N.A.

By _____________
     Title: