Form 10-K
period 1995-12-31
BOEING CO
filed 1996-03-13
CIK 12927

 ...............................................................................
 ...............................................................................
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended
                              December 31, 1995

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

As of January 31, 1996, there were 344,460,471 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $26.7 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 1995 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
 ...............................................................................
 ...............................................................................
                                   1 of 94      Exhibit Index on Page 21

                                    PART I

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates in two principal industries: commercial aircraft, and defense and space. Commercial aircraft operations - conducted through Boeing Commercial Airplane Group - involve development, production and marketing of commercial jet transports and providing related support services to the commercial airline industry worldwide. Defense and space operations - conducted through Boeing Defense & Space Group - involve research, development, production, modification and support of military aircraft and helicopters and related systems, space systems and missile systems. Defense and space sales are principally through U.S. Government contracts. Revenues, operating profits and other financial data of the Company's industry segments for the three years ended December 31, 1995, are set forth on pages 54 and 55 of the Company's 1995 Annual Report to Shareholders and are incorporated herein by reference.

With respect to the commercial aircraft segment, the Company is a leading producer of commercial transport aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of jet transport aircraft currently includes the 737 and 757 standard-body models and the 767, 747, and 777 wide-body models.

The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging countries and political stability. Demand for the Company's commercial aircraft is further influenced by world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, airline industry profitability, technological changes, and price and other competitive factors.

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

The Company's commercial aircraft sales are subject to intense competition from aircraft manufacturers, including foreign companies which are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Since the 1970s, the Company has maintained approximately a 60% share of the available commercial jet transport market.

The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line


                                   2 of 94
responsive to changing market conditions by maximizing commonality among the Boeing family of airplanes. Additionally, the Company is committed to continue to lead the industry in customer satisfaction by offering products that exhibit the highest standards of quality, safety, technical excellence and economic performance, and by providing excellent in-service support.

The major focus of development activities over the past three years has been the 777 wide-body twinjet which entered service in May 1995. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and regional markets internationally. Deliveries of the extended-range version 777-200 will begin in late 1996, followed in 1998 by the 777-300 version with 20% greater passenger-carrying capability.

Development of the 737-600/700/800 next-generation 737 family of short-to-medium-range jetliners began in 1993. These new 737s will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The 737-700, the middle-sized member of the family, will be the first version to be placed into service, with initial deliveries scheduled for late 1997. The 737-800, a larger version, is currently scheduled to be delivered in early 1998. Initial delivery of the smallest version, the 737-600, is currently scheduled for late 1998.

The Company continues to assess the market potential for new or derivative aircraft that are larger and have more range than the 747-400. Because of the relatively limited market for this size and range aircraft and the very substantial investment levels that would be required to develop and produce an all-new aircraft, this market segment may best be met with derivatives of the 747 model. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule will be dependent on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required.

The Company's defense and space segment is highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to defense and space sales in 1995 consisted of the International Space Station program (for which the Company has the prime contractor role), F-22 fighter aircraft engineering and manufacturing development activities, production and remanufacturing of CH-47 helicopters, V-22 Osprey tiltrotor transport development and test activities, E-3 AWACS updates, 767 AWACS development and manufacturing, B-2 bomber subcontractor work, RAH-66 Comanche helicopter development activities, and various facilities management and information services contracts. U.S. Government classified projects also continued to contribute to defense and space segment revenues. The Company's activities on the F-22, RAH-66 and V-22 programs are under joint venture teaming arrangements with other companies.

Defense and space developmental programs are normally performed under cost-reimbursement-type contracts, although certain past developmental programs were under fixed-price arrangements. Developmental contracts often contain incentives related to cost performance and/or awards for other contract milestone accomplishments. Production programs are generally performed under firm fixed-price contracts or fixed-price contracts containing incentive provisions related to costs. During 1994 and 1995, an increasing percentage of the Company's




                                   3 of 94
defense and space business was contracted under cost-reimbursement-type contracts. The current major developmental programs, principally the International Space Station, F-22 fighter, V-22 Osprey tiltrotor aircraft and RAH-66 Comanche helicopter, primarily involve cost-reimbursement-type contracts.

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

Company-sponsored research and development not recoverable under contracts and charged directly to earnings as incurred amounted to $1.3 billion, $1.7 billion, and $1.7 billion in 1995, 1994 and 1993, respectively. Research and development expenditures for 1996 are currently projected to be in the $1.2 billion range.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                                        1995    1994
                                                       -----   -----
Commercial aircraft                                    $66.5   $60.6
Defense and space                                        5.8     5.7
                                                       -----   -----
  Total                                                $72.3   $66.3
                                                       =====   =====


Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated values not included in backlog at December 31, 1995 and 1994, totaled $7.6 billion and $5.9 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 30% of the commercial aircraft backlog units are scheduled for delivery beyond 1998. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

Contracts with the U.S. Government are subject to termination for default or for convenience by the Government if deemed in its best interests. Contracts which are terminated for convenience generally provide for payments to a contractor for its costs and a proportionate share of profit for work accomplished through the date of termination. Contracts which are terminated for default generally provide that the Government pays only for the work it has accepted, can require the contractor to pay the difference between the original









                                   4 of 94
contract price and the cost to reprocure the contract items net of the value of the work accepted from the original contractor, and can hold a contractor liable for damages. (See Item 3, Legal Proceedings, regarding the Government's partial termination of the Peace Shield program for alleged default.) A termination for default, if upheld, also may adversely affect a contractor's ability to compete successfully for other Government contracts.

Historically, the Company has not experienced significant shortages of raw materials essential to its business. Although the Company does not anticipate any shortages of critical commodities over the longer term, this is difficult to assess because many factors causing such possible shortages are outside its control.

The Company is highly dependent on its suppliers and subcontractors in order to meet commitments to its customers, and many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties. Although the Company has occasionally experienced problems with supplier and subcontractor performance, none has resulted in material production delays.

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

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 54 of the Company's 1995 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1995. Approximately 60% of the Company's contractual backlog value at December 31, 1995, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government




                                   5 of 94
foreign policy, international relationships, and trade policies by governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

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

The Company had approximately 105,000 employees at February 1, 1996, including approximately 1,400 in Canada.













































                                   6 of 94

Item 2.	Properties

The locations and floor areas of the Company's principal operating properties at January 1, 1996, are indicated in the following table.

                                                        Floor area in
                                                  thousands of square feet

                                                  Company-
                                                   owned         Leased
                                                  --------      --------
    United States:
     Seattle, Washington, and
      surrounding area                             45,399         4,440
     Wichita, Kansas                               12,045         1,093
     Philadelphia, Pennsylvania                     3,455           382
     Portland, Oregon                               1,093
     Huntsville, Alabama                              686            77
     Oakridge, Tennessee                              492
     Sunnyvale, California                            461           356
     Corinth & Irving, Texas                          431            37
     Macon, Georgia                                   399
     Spokane, Washington                              393            44
     Vienna, Virginia                                 330           167
     Chicago, Illinois                                301
     Glasgow, Montana                                 179
    Canada:
     Winnipeg, Manitoba                               522            40
     Arnprior, Ontario                                162            53


With the exception of the Glasgow Industrial Airport located in Glasgow, Montana, which is Company-owned, runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company's rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various contract activities.

Facilities at the major locations support both principal industry segments.
Work related to a given program may be assigned to various locations, based upon periodic review of shop loads and production capability.

Facilities and equipment expenditures have declined each year since 1992 following record-high levels of expenditures in the 1991-1992 time period, reflecting the substantial completion by 1994 of the facilities and equipment expansion for the new 777 program. No major plant expansions are currently planned.

The Company's principal properties are well maintained and in good operating condition. Unused or under-utilized facilities are not considered significant. Existing facilities are sufficient to meet the Company's near-term operating requirements.




                                   7 of 94

Item 3.	Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant proceedings are related to matters covered by insurance. Major contingencies are discussed below.

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

In conjunction with the notice of partial termination in January 1991, the Government demanded the repayment of unliquidated progress payments in the amount of $605 million plus interest. In April 1995, the parties executed an agreement deferring the Company's potential obligation to repay the $605 million from January 25, 1991, until a decision of the court or earlier settlement. The deferment agreement is subject to annual review by the Government.

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

The Company's financial statements have been prepared on the basis of a conservative estimate of the Contract Claim and the Company's position that the termination was for the convenience of the Government. If a final settlement is not reached, the Company cannot, at this time, reasonably estimate the length of time that will be required to resolve the termination appeal and the Contract Claim. In the event that final settlement does not occur and the Company's appeal of the termination for default is not




                                   8 of 94
successful, the Company could realize a pretax loss on the program approximating the value of the unliquidated progress payments plus related interest and potential damages assessed by the Government.

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations for more than ten years.

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1995, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to the Company's financial position or operating results and cash flow trends.

The Company is subject to U.S. Government investigations of its practices from which civil, criminal or administrative proceedings could result. Such proceedings, if any, could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under Government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.


Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.






                                   9 of 94

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is included on page 60 and the inside back cover of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required by this item is included on pages 56 and 57 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 26-38 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1995 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

        Consolidated Statements of Net Earnings - years ended December 31, 1995, 1994 and 1993: Page 40.

        Consolidated Statements of Financial Position - December 31, 1995 and 1994: Page 41.

        Consolidated Statements of Cash Flows - years ended December 31, 1995, 1994 and 1993: Page 42.

        Notes to Consolidated Financial Statements: Pages 43-55.

        Independent Auditors' Report: Page 39.

        Supplementary data regarding quarterly results of operations: Page 58.

Information regarding the commercial program method of accounting is included in Exhibit (99).

Item 9.	Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure

        None.










                                  10 of 94

                                  PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist between any of the executive officers, directors or director nominees. The executive officers of the Company as of February 26, 1996, are as follows:

                                                Positions and offices held
        Name                       Age            and business experience
        ----                       ---          --------------------------

F. A. Shrontz                      64           Chairman of the Board since
                                                1988. Chief Executive Officer
                                                since 1986; Director since 1985.
                                                President from 1985 until 1988.

P. M. Condit                       54           President and Director since
                                                1992.  Prior thereto Executive
                                                Vice President and General
                                                Manager - 777 Division, Boeing
                                                Commercial Airplane Group since
                                                1989.

D. P. Beighle                      63           Senior Vice President since
                                                1986. Secretary from 1981 until
                                                1991.

L. W. Clarkson                     57           Senior Vice President - Planning
                                                & International Development
                                                since April 1994. Prior thereto
                                                Vice President - Planning &
                                                International Development since
                                                1992. Prior thereto Senior Vice
                                                President - Government &
                                                International Affairs, Boeing
                                                Commercial Airplane Group since
                                                1988.

R. A. Davis                        62           Vice President - Engineering
                                                and Technology since August
                                                1994. Prior thereto Vice
                                                President - Engineering and
                                                Product Development, Boeing
                                                Commercial Airplane Group since
                                                1993. Prior thereto Vice
                                                President - Engineering
                                                Division, Boeing Commercial
                                                Airplane Group since 1991.

B. E. Givan                        59           Senior Vice President and Chief
                                                Financial Officer since 1990.




                                  11 of 94

                                                Positions and offices held
        Name                       Age            and business experience
        ----                       ---          --------------------------

C. G. King                          61          Senior Vice President of the
                                                Company and President of Boeing
                                                Defense & Space Group since May
                                                1993.  Prior thereto Executive
                                                Vice President, Boeing Defense
                                                & Space Group since 1991.

L. G. McKean                        60          Senior Vice President - Human
                                                Resources since April 1994.
                                                Prior thereto Vice President -
                                                Human Resources since 1990.

J. D. Warner                        56          President of Boeing Information
                                                and Support Services since
                                                April 1995.  Prior thereto
                                                President of Boeing Computer
                                                Services since July 1993.  Prior
                                                thereto Executive Vice
                                                President, Boeing Computer
                                                Services since March 1993.
                                                Prior thereto Vice President -
                                                Computing, Boeing Commercial
                                                Airplane Group since 1991.

R. B. Woodard                       52          Senior Vice President of the
                                                Company and President of Boeing
                                                Commercial Airplane Group since
                                                December 1993. Prior thereto
                                                Executive Vice President, Boeing
                                                Commercial Airplane Group since
                                                March 1993.  Prior thereto Vice
                                                President and General Manager -
                                                Renton Division, Boeing
                                                Commercial Airplane Group since
                                                1991.

Other information required by Item 10 involving the identification and election of directors is incorporated herein by reference to the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11.       Executive Compensation *

Item 12.       Security Ownership of Certain Beneficial Owners and Management *

Item 13.       Certain Relationships and Related Transactions *

* Information required by Items 11, 12, and 13 is incorporated herein by reference to the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.




                                  12 of 94

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

        1.      Financial Statements

                All consolidated financial statements of the Company as set forth under Item 8 of this report on Form l0-K.

        2.      Financial Statement Schedules

                Schedule        Description                          Page
                --------        -----------                          ----
                 II            Valuation and Qualifying Accounts      19

The auditors' report with respect to the above-listed financial statement schedule appears on page 18 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.




































                                  13 of 94

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

       (10)     Material Contracts.
                o      The Boeing Company Bank Credit Agreements.
                 (i) Agreement Amended and Restated as of September 30, 1994 (the "Seven-Year Agreement"). (Exhibit (10)(i) of the Form 10-Q of the Company for the quarter ended
                       September 30, 1994.)
                       (a) Amendment No. 1, dated as of
                           September 28, 1995, to the Seven-Year Agreement. (Exhibit (10)(ii) to the Form 10-Q of the Company for the quarter ended September 30, 1995.)
                       (b) Amendment No. 2, dated as of September 29, 1995, to
                           the Seven-Year Agreement. (Exhibit (10)(iv) to the Form 10-Q of the Company for the quarter ended September 30, 1995.)
                (ii) Agreement Entered Into as of September 30, 1994 (the "364-Day Agreement") (Exhibit (10)(ii) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
                       (a) Amendment No. 1, dated as of September 28, 1995, to
                           the 364-Day Agreement. (Exhibit (10)(i) to the Form 10-Q of the Company for the quarter ended September 30, 1995.)
                       (b) Amendment No.  2, dated as of September 29, 1995, to
                           the 364-Day Agreement. (Exhibit (10)(iii) to the
                           Form 10-Q of the Company for the quarter ended September 30, 1995.)






                                  14 of 94

                o      Management Contracts and Compensatory Plans.
               (iii)   1984 Stock Option Plan.
                       (a) Plan, as amended February 23, 1987, and August 28,
                           1989.  Filed herewith.
                       (b) Forms of stock option agreements. (Exhibit
                           (10)(vi)(b) of the Form 10-K of the Company for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
                (iv)   1988 Stock Option Plan.
                       (a) Plan, as amended on December 14, 1992.  (Exhibit
                           (10)(vii)(a) of the 1992 Form 10-K.)
                       (b) Form of Notice of Terms of Stock Option Grant.
                           (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)
                  (v)  1992 Stock Option Plan for Nonemployee Directors.
                       (a) Plan. (Exhibit (19) of the Form 10-Q of the Company
                           for the quarter ended March 31, 1992.)
                       (b) Form of Stock Option Agreement. (Exhibit
                           (10)(viii)(b) of the 1992 Form 10-K.)
                 (vi)  Supplemental Benefit Plan for Employees of The Boeing
                       Company.  Plan, as amended December 14, 1992. (Exhibit
                       (10)(vi) of the Form 10-K of the Company for the year ended December 31, 1994.)
                (vii) Supplemental Retirement Plan for Executives of The Boeing Company. Plan, as amended October 25, 1994. (Exhibit
                       (10)(vii) of the Form 10-K of the Company for the year ended December 31, 1994.)
               (viii) Deferred Compensation Plan for Employees of The Boeing Company. Plan, as amended on October 31, 1994. (Exhibit
                       (10)(iii) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
                 (ix) Deferred Compensation Plan for Directors of The Boeing Company. Plan, as amended on October 31, 1994. (Exhibit
                       (10)(iv) of the Form 10-Q of the Company for the quarter ended September 30, 1994.)
                  (x)  1993 Incentive Stock Plan for Employees.
                       (a) Plan, as amended on December 13, 1993. (Exhibit
                           (10)(ix)(a) of the 1993 Form 10-K.)
                       (b) Form of Notice of Stock Option Grant.
                           (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) of the 1993 Form 10-K.)
                           (ii) Supplemental Grant.  (Exhibit (10)(ix)(b)(ii) of
                                the 1993 Form 10-K.)
                  (xi) Incentive Compensation Plan for Officers and Employees of
                       the Company and Subsidiaries.
                        Plan, as amended on October 31, 1994. (Exhibit (10)(v) of the Form l0-Q of the Company for the quarter ended September 30, 1994.)
                  (xii)SAR Deferral Arrangements of the Company.
                       (a) Form of SAR Deferral Agreement. Filed herewith.
                       (b) Plan for Employees, as amended.  Filed herewith.
                       (c) Form of SAR deferral election notice. (Exhibit
                           (10)(xiv)(c) of the 1992 Form 10-K.)

        (12)    Computation of Ratio of Earnings to Fixed Charges. Page 20.




                                  15 of 94

        (13) Portions of the 1995 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

        (21)    List of Company Subsidiaries. Pages 90-91.

        (24) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 18.

        (99)    Additional Exhibits
                (i)     Commercial Program Method of Accounting. Filed herewith.

(b)	Reports on Form 8-K filed during quarter ended December 31, 1995:

	None.











































                                  16 of 94

                                 Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


By:   /s/ Frank Shrontz                  By:   /s/ B. E. Givan
    ------------------------------           -----------------------------
    Frank Shrontz - Chairman of the          B. E. Givan - Senior Vice
    Board, Chief Executive Officer           President and Chief Financial
    and Director                             Officer


By:   /s/ Gary W. Beil
    -------------------------
    Gary W. Beil - Vice President
    and Controller

Date:  February 26, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                              /s/ Stanley Hiller, Jr.
-------------------------------             ---------------------------------
Robert A. Beck - Director                  Stanley Hiller, Jr. - Director

  /s/ John E. Bryson                         /s/ George M. Keller
-------------------------------            ---------------------------------
John E. Bryson - Director                  George M. Keller - Director

  /s/ Philip M. Condit                       /s/ Donald E. Petersen
-------------------------------            ---------------------------------
Philip M. Condit - Director and            Donald E. Petersen - Director
                   President

  /s/ John B. Fery                           /s/ Charles M. Pigott
-------------------------------            ---------------------------------
John B. Fery - Director                    Charles M. Pigott - Director

  /s/ Paul E. Gray                           /s/ Franklin D. Raines
-------------------------------            ---------------------------------
Paul E. Gray - Director                    Franklin D. Raines - Director

  /s/ Harold J. Haynes                       /s/ Rozanne L. Ridgway
-------------------------------            ---------------------------------
Harold J. Haynes - Director                Rozanne L. Ridgway - Director

                                             /s/ George H. Weyerhaeuser
                                           ---------------------------------
                                           George H. Weyerhaeuser - Director
Date:  February 26, 1996

                                  17 of 94

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE







Board of Directors
and Shareholders
The Boeing Company:


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, and 33-58798 on Form S-8 of our
report dated January 25, 1996, on the consolidated financial statements of The Boeing Company and subsidiaries, in The Boeing Company's 1995 Annual Report to Shareholders and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995. We also consent to the incorporation of the following report on the Company's financial statement schedule and the reference to us appearing under the heading "Experts" in the Registration Statements.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company listed in
Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington

March 8, 1996













                                  18 of 94

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)


                                                         1995    1994    1993
-----------------------------------------------------------------------------
Balance at January 1                                     $115    $126    $103

Charged to costs and expenses                              (4)      1      31

Collection of accounts
 previously charged off                                             1

Deductions from reserves
 (accounts charged off)                                     1      13       8

Balance at December 31                                   $110    $115    $126



































                                  19 of 94

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                            (Dollars in millions)



                                              Year ended December 31,
                                     ----------------------------------------
                                     1995     1994     1993     1992     1991
                                     ----     ----     ----     ----     ----
Earnings before
 federal taxes on income             $360*  $1,143   $1,821   $2,256   $2,204

Fixed charges excluding
 capitalized interest                 170      154       75       62       66

Amortization of previously
 capitalized interest                  58       51       31       22       13

Less undistributed earnings
 of affiliates                         (5)      (3)       1        1       (1)

Plus distributed earnings
 of affiliates                          -       -         -        -        -
                                   ------   ------   ------   ------   ------
Earnings available for
 fixed charges                       $583   $1,345   $1,928   $2,341   $2,282
                                   ======   ======   ======   ======   ======


Fixed charges:

  Interest expense                   $151   $  130   $   39   $   14   $   13

  Interest capitalized during
   the period                          65       87      150      119       44

  Rentals deemed
   representative of an
   interest factor                     19       24       36       48       53
                                   ------   ------   ------   ------   ------
Total fixed charges                  $235   $  241   $  225   $  181   $  110
                                   ======   ======   ======   ======   ======

Ratio of earnings to fixed
 charges                              2.5*     5.6      8.6     12.9     20.8
                                   ======   ======   ======   ======   ======

* Includes $600 pretax charge associated with a special retirement program. The ratio of earnings to fixed charges exclusive of the special retirement charge was 5.0.






                                  20 of 94

                EXHIBITS FILED WITH THIS REPORT ON FORM 10-K

                        Commission File Number 1-442

                             THE BOEING COMPANY
                                Exhibit Index
                                                                Annual
                                                                Report
                                                                 to
                                                                Share-     Form
                                                                holders    10-K
Exhibit        Description                                      Page       Page
-------------------------------------------------------------------------------
(10)(iii)(a)   1984 Stock Option Plan, as amended February 23,
                1987, and August 28, 1989.                                  67

(10)(xii)(a)   SAR Deferral Arrangements of the Company.
                Form of SAR deferral Agreement.                             74

(10)(xii)(b)   SAR deferral Arrangement of the Company.
                Plan for Employees, as amended.                             81

(12)           Computation of Ratio of Earnings to Fixed
               Charges                                                      20

(13) Portions of the 1995 Annual Report to Share-holders incorporated by reference in Part I and Part II

                 Market for Registrant's Common Equity and
                  Related Stockholder Matters                      *        65
                 Selected Financial Data                          56        62
                 Management's Discussion and Analysis of
                  Financial Position and Results of
                  Operations                                      26        23
                 Consolidated Statements of Net Earnings          40        40
                 Consolidated Statements of Financial Position    41        41
                 Consolidated Statements of Cash Flows            42        42
                 Notes to Consolidated Financial Statements       43        43
                 Independent Auditors' Report                     39        39
                 Supplementary data regarding quarterly
                  results of operations                           58        64

(21)             List of Company Subsidiaries                               90

(24)             Independent Auditors' Consent and Report on
                  Financial Statement Schedule for use in
                  connection with filings of Form S-8 under
                  the Securities Act of 1933.                               18

(99)             Additional exhibits. (i) Commercial Program Method
                  of Accounting.                                            86

                 Appendix of graphic and image material pursuant
                  to Rule 304(a) of Regulation S-T                          92

                 *  Listed on inside back cover of annual report

                                  21 of 94

                                Exhibit  (13)

             Portions of the 1995 Annual report the Shareholders
               incorporated by reference in Part I and Part II














































                                  22 of 94

Management's Discussion and Analysis
Results of Operations, Financial Condition and Business Environment

Results of Operations

REVENUES

Operating revenues for 1995 were $19.5 billion compared with $21.9 billion in 1994 and $25.4 billion in 1993. The declines in revenue for the past two years were due to fewer commercial jet transport deliveries as a result of economic conditions and airline industry overcapacity in most major market areas of the world. Additionally, a ten-week strike during the fourth quarter of 1995 by the International Association of Machinists and Aerospace Workers (IAM) resulted in the delay of about 30 jet transport deliveries representing approximately $2 billion in reduced sales in 1995. Adjusting for the impact of the labor strike, the Company's commercial jet transport market share has averaged approximately 60% in terms of sales value of deliveries over the three-year period.

Commercial jet transport deliveries by model:
                                 1995    1994    1993
-----------------------------------------------------
        737                        89     121     152
        747                        25      40      56
        757                        43      69      71
        767                        36      40      51
        777                        13       -       -
-----------------------------------------------------
        Total                     206     270     330
=====================================================

Commercial aircraft products and services accounted for 71%, 77% and 81% of total operating revenues for the years 1995, 1994 and 1993.

Total commercial aircraft production declined from a rate of 32 1/2 aircraft per month at the beginning of 1993 to 18 1/2 in the fourth quarter of 1995, prior to the IAM labor strike. Production rates for all models are expected to recover to prestrike levels during the first quarter of 1996.

Based on current schedules, total aircraft production will increase to 22 1/2 per month by early 1997. The following production rate increases are planned for the second half of 1996: the 747 from 2 to 3 1/2 per month, the 767 from 3 1/2 to 4 per month, and the 737 from 7 to 8 1/2 per month. The 757 production rate will be decreased from 4 to 3 per month, also in the second half of 1996. The 777 production rate is scheduled to reach 3 1/2 per month by the third quarter of 1996 and 5 per month by early 1997.

Total commercial jet transport deliveries for 1996 are currently projected to be approximately 215 aircraft. Commercial transportation sales trends are discussed further in the Commercial Aircraft Business Environment and Trends section on pages 31-34.

Sales by industry segment:
[Graphic and image material item Number 1
 See appendix on page 92 for description.]




                                  23 of 94

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements in the financial discussion and analysis by management contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections for 1996 deliveries and sales and 1996 research and development expenditures, and various business environment and trends projections. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; collective bargaining labor disputes, performance issues with key suppliers and subcontractors; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic growth; changing priorities or reductions in the U.S. Government defense and space budget; termination of government contracts due to unilateral government action or failure to perform; and legal proceedings.

Commercial aircraft sales by geographic region:
[Graphic and image material item Number 2
 See appendix on page 92 for description.]

Defense and space segment revenues, including activities previously identified as "Other industries" in prior years, were $5.6 billion for 1995, compared with $5.1 billion and $4.9 billion for 1994 and 1993, respectively. The International Space Station program was the major contributor to the increase in defense and space revenues in 1994 and 1995, following NASA's selection of Boeing Defense & Space Group as the prime contractor for the restructured Space Station program in 1993. The 707 and 767 Airborne Warning and Control System (AWACS) programs and the V-22 program also had increased sales in 1995. Sales associated with B-2 bomber subcontract work declined in both 1994 and 1995. The Company's defense and space business is broadly diversified, and no program accounted for more than 20% of total 1993-1995 defense and space revenues. The International Space Station program represented approximately 25% of total 1995 sales.

The principal contributors to defense and space sales in 1995, in addition to the Space Station program, included F-22 fighter aircraft engineering and manufacturing development activities, production and remanufacturing of CH-47 helicopters, V-22 Osprey tiltrotor transport development and test activities, E-3 AWACS updates, 767 AWACS development and manufacturing, B-2 bomber subcontractor work, RAH-66 Comanche helicopter development activities, and various facilities management and information services contracts (previously reported as "Other industries"). U.S. Government classified projects also continued to contribute to defense and space segment revenues. The Company's activities on the F-22, RAH-66 and V-22 programs are under joint venture teaming arrangements with other companies.

Defense and space activities are discussed further in the Defense and Space Business Environment and Trends section on pages 34 and 35. Based on current programs and schedules, the Company projects total 1996 revenues to be approximately $22 billion.





                                  24 of 94

EARNINGS

Net earnings of $393 million for 1995 include the recognition of a $600 million one-time pretax charge, or $390 million after-tax, for the special retirement program offered in the first half of 1995. Excluding the one-time special retirement program charge, net earnings for 1995 were $783 million, $73 million lower than the 1994 net earnings of $856 million. The lower comparable earnings were primarily due to the decline in commercial jet transport sales discussed above. Also contributing to lower earnings was an increase in interest expense of $21 million in 1995 due to less interest being capitalized on plant and equipment investments.

These factors were partially offset by lower research and development expense, an increase in other income of $87 million principally attributable to increased interest income on investments, and a negative income tax provision. Research and development expense of $1,267 million for 1995 was down $437 million from 1994, primarily due to reduced 777 developmental expenditures. The negative effective income tax rate for 1995 was due to the recognition of higher tax benefits, together with the lower relative pretax earnings after the second quarter earnings charge for the special retirement program and the effect of the labor strike in the fourth quarter. The tax benefit recognized for 1995 included a research and experimentation tax credit of $90 million, primarily associated with the initial 777 development program that was substantially completed in 1995, and Foreign Sales Corporation tax benefits of $75 million. Without the special retirement program charge, the effective tax rate for 1995 would have been 18.4%, compared with 25.1% in 1994. Research and experimentation tax credit and Foreign Sales Corporation tax benefits were $60 million and $65 million, respectively, for 1994.

The special retirement program was offered during the first half of 1995 to achieve desired workforce reductions corresponding with the lower production rates and major process improvement initiatives. Approximately 9,500 employees
- 9% of total employees - accepted the early retirement offer. Funding of the program will occur over a minimum of ten years through the Company's retirement plan and will not have a significant impact on annual cash flow.

The overall operating profit margin, exclusive of research and development expense and the special retirement program expense, was 11.1% for 1995 compared with 13.0% for 1994. The lower overall operating profit margin was primarily attributable to defense and space segment sales being a higher percentage of total sales (28% in 1995, 23% in 1994) and the commencement of 777 jet transport deliveries together with fewer deliveries of all other commercial aircraft models. The overall profit margin before research and development expense for the defense and space segment is normally lower than for the commercial aircraft segment. With regard to the 777 program, new jet transport programs normally have lower operating profit margins than established programs due to initial tooling amortization and higher unit production costs in the early years of a program.

Significant efficiencies have been gained through process improvements, but the commercial jet transport market remains extremely competitive, resulting in continued price pressure. The Company will continue to pursue major productivity gains to help ensure that its favorable market position is maintained at acceptable profit margins.




                                  25 of 94

The diversified programs of the defense and space segment continue to demonstrate solid technical and cost performance. The defense and space segment operating profit margin was 6.6% in 1995 exclusive of the special retirement program expense, compared with 6.0% in 1994. Although the operating profit margin associated with the Company's managing role for the Space Station program is relatively low (due to fee structure for subcontracts), favorable performance was recognized on other programs in 1995.

Net earnings:
[Graphic and image material item Number 3
 See appendix on page 92 for description.]

Net earnings of $856 million for 1994 were $388 million lower than in 1993, primarily due to the fewer commercial aircraft deliveries, a higher level of research and development expenditures, increased debt expense, and lower corporate investment income. These factors were partially offset by improved defense and space earnings and a lower effective federal income tax rate. Although commercial aircraft sales levels were down substantially in 1994 relative to 1993, the combined operating profit margin on commercial aircraft programs, before research and development expenditures for new and derivative models, was maintained through efficiencies gained by process improvements throughout the segment's operations. The lower effective federal income tax rate in 1994 was principally due to the recognition of a research and experimentation tax credit of $60 million in 1994, whereas no research and experimentation credit was recognized in 1993.

Research and development expensed:
[Graphic and image material item Number 4
 See appendix on page 93 for description.]

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet transports, other company-sponsored product development, and basic defense and space research and development not recoverable under U.S. Government flexibly priced contracts. Research and development associated with new commercial models and derivatives was maintained at relatively high levels over the past three years even though sales were declining during this period. These substantial investment levels are helping to ensure the Company is well positioned to meet future commercial airline market requirements.

The principal commercial developmental program during the 1993-1995 time period has been the new 777 wide-body twinjet. During 1993, the 777 development program transitioned from primarily structural and systems design activities to primarily systems integration and test activities. Flight testing of the Pratt & Whitney-powered 777 began in mid-1994, and continued through the first half of 1995. Flight testing of General Electric-powered and Rolls-Royce-powered 777s continued through 1995. Other commercial development programs in 1994 and 1995 included the 777-200ER extended-range version of the 777, the 737-600/700/800 next-generation 737 family, and a freighter version of the 767. Additionally, in 1995 development efforts commenced for the larger capacity 777-300.

The defense and space segment plans to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, may require increased levels of research and development expenditures for the defense and space segment over the next few years.

                                  26 of 94

Total research and development expenditures for 1996 are currently projected to be in the $1.2 billion range. Research and development activities are discussed further in the Strategic Investments for Long-Term Value section on pages 36-38.

Essentially all of the Company's business is performed under contract, and therefore operating results trends are not significantly influenced by the effects of inflation. Additional information relating to sales and earnings contributions by business segment can be found in Note 18 to the Consolidated Financial Statements.

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, becomes effective in 1996. The Company does not plan to adopt the expense-recognition alternative for stock options as permitted by the standard.


CONTRACTUAL BACKLOG

Contractual backlog:
[Graphic and image material item Number 5
 See appendix on page 93 for description.]

Total contractual backlog of unfilled orders at December 31, 1995, was $72.3 billion, compared with $66.3 billion at the end of 1994. Of the total 1995 backlog, $66.5 billion or 92% related to the commercial aircraft segment, compared with $60.6 billion or 91% in 1994. Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed. Commercial backlog includes orders for deliveries that extend several years into the future. Approximately 30% of the commercial aircraft backlog units are scheduled for delivery beyond 1998.

U.S. Government and foreign military backlog is limited to amounts obligated to contracts. Unobligated contract values not included in backlog at December 31, 1995 and 1994, totaled $7.6 billion and $5.9 billion.


LIQUIDITY AND CAPITAL RESOURCES

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

CASH FLOW SUMMARY

Following is a summary of cash flow based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 42 that is prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate discussion of the principal cash flow elements.







                                  27 of 94

(Dollars in billions)                              1995       1994       1993
=============================================================================
Net earnings                                     $  0.4     $  0.9     $  1.2

Non-cash charges to earnings (a)                    1.8        1.2        1.2
-----------------------------------------------------------------------------
Net earnings adjusted for non-cash items            2.2        2.1        2.4

Facilities and equipment expenditures (b)          (0.6)      (0.8)      (1.3)

Change in gross inventory (c)                      (2.7)      (0.8)       0.6

Change in customer advances (d)                     0.8       (0.7)      (1.3)
-----------------------------------------------------------------------------
Increase in net inventory                          (1.9)      (1.5)      (0.7)

Net changes in receivables, liabilities and
 deferred income taxes (e)                          0.4        0.3       (0.4)

Pension funding in excess of expense               (0.2)      (0.1)      (0.1)

Change in customer financing (f)                    1.5       (0.2)      (0.9)

Cash dividends                                     (0.3)      (0.3)      (0.3)
-----------------------------------------------------------------------------
Net cash flow before new debt                       1.1       (0.5)      (1.3)

Long-term debt issued                                                     0.8
-----------------------------------------------------------------------------
Increase (decrease) in cash and short-term
 investments                                     $  1.1     $ (0.5)    $ (0.5)
=============================================================================
Cash and short-term
 investments at end of year                      $  3.7     $  2.6     $  3.1
=============================================================================

(a)	Non-cash charges to earnings as presented here consisted of depreciation and retiree health care accruals for all years and the special retirement program charge for 1995. The Company has not funded Statement of Financial Accounting Standards No. 106 retiree health care accruals and, at this time, has no plan to fund these accruals in the future.
        The special retirement program charge will be funded over a minimum of ten years. Retirement plan funding in excess of retirement plan expense is separately indicated.

(b)	Facilities and equipment expenditures have declined each year since 1992 following record-high levels of expenditures in the 1991-1992 time period, reflecting the substantial completion by 1994 of the facilities and equipment expansion for the 777 program. No major plant expansions are currently planned.








                                  28 of 94

(c) Inventory balances on the 737, 747, 757 and 767 commercial jet transport programs declined substantially in 1993 and 1994 due to production rate reductions and improvements in production inventory flow times. These declines were partially offset during 1993 and more than offset in 1994 by substantial production inventory and tooling buildup on the new 777 program. The substantial inventory buildup for the 777 program continued through 1995. Additionally, curtailed deliveries at the end of 1995 due to the ten-week IAM strike resulted in higher inventory levels for all other commercial programs. Defense and space segment inventories declined in 1993, and remained relatively level during the 1994-1995 time period.

(d) Commercial customer advances declined during 1993 and 1994 as backlog and deliveries for commercial aircraft programs in total declined. The increase in commercial customer advances during 1995 was principally associated with the 777 program. Approximately 30 777s are scheduled for delivery in 1996, compared with 13 deliveries in 1995. With regard to defense and space contract activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(e) Over the three-year period 1993-1995, changes in accounts receivable, accounts payable, other liabilities and deferred taxes resulted in a net increase in cash of $0.3 billion, largely attributable to an increase in accounts payable and other liabilities of $1.0 billion during this time. Offsetting this principal positive cash flow factor were the effects of increases in deferred tax assets of $0.6 billion during this same time period.

        Federal income tax payments over the past several years have substantially exceeded the tax provisions on book income, due principally to certain tax law changes previously enacted, resulting in the acceleration of the recognition of taxable income related to long-term contracts and inventory costing. The completion in the next two years of contracts executed under prior tax regulations is projected to result in additional tax payments exceeding income tax expense.

(f) The changes in customer financing balances have been largely driven both by commercial aircraft market conditions and the ability of the Company to sell customer financing assets. The Company generated $2.6 billion, $0.8 billion and $0.6 billion of cash in 1995, 1994 and 1993 from principal repayments and by selling customer financing receivables. As of December 31, 1995, the Company had outstanding commitments of approximately $3.6 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through 2002. However, not all these commitments are likely to be utilized. The Company will continue to sell customer financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are secured by the underlying aircraft.

Property, plant and equipment - net additions:
[Graphic and image material item Number 6
 See appendix on page 93 for description.]

Customer financing - net changes:
[Graphic and image material item Number 7
 See appendix on page 93 for description.]
                                  29 of 94

LIQUIDITY AND CAPITAL RESOURCES SUMMARY

The $2.3 billion of long-term debt, primarily issued in the 1990-1993 time period, is unsecured, and has an average maturity of approximately 30 years. Total long-term debt as of year-end 1995, excluding $250 million with a March 1996 maturity, amounted to 19% of total book capital (shareholders' equity plus borrowings). The Company believes it has substantial additional long-term borrowing capability, although no additional debt issuances are anticipated at this time. Revolving credit line agreements with a group of major banks, totaling $2.0 billion, remain available but unused.

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

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Based on in-depth studies, expert analyses and legal reviews, the Company routinely assesses its contingencies, obligations and commitments to clean up sites, including assessments of the probability of recoveries from other responsible parties who have and have not




                                  30 of 94
agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately recognize identified exposures related to environmental cleanup sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred. The costs incurred in connection with such activities have not had a material impact to the Company's financial position. Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in a materially adverse impact on the Company's future financial position or operating results and cash flow trends.


COMMERCIAL AIRCRAFT BUSINESS ENVIRONMENT AND TRENDS

The worldwide market for commercial jet transports is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging countries and political stability. Demand for the Company's commercial aircraft is further influenced by world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, airline industry profitability, technological changes, and price and other competitive factors.


GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

Since the 1970s, world air travel has grown in parallel with prevailing economic conditions. Major slumps occurred in tandem with the two petroleum price-driven world recessions and the most recent worldwide recession in developed countries, which followed the high economic growth of the late
1980s. The current world economic recovery has been moderate in the United States and slow in Europe. Japan is projected to experience a modest recovery beginning in 1996. Current economic indications suggest that most Asian economies will continue to experience rapid expansion.

As the world economy has improved, airline passenger traffic has been increasing. Following the decline in passenger traffic in 1991, the first annual decline since the start of the jet era, worldwide passenger traffic has grown steadily. For the four-year period 1992-1995, the average annual growth rate for worldwide passenger traffic (excluding traffic in the nations of the Commonwealth of Independent States and the three Baltic republics) was approximately 6 1/2%. The Company's forecast of the average long-term growth rate in passenger traffic is approximately 5.6% annually for the balance of the decade and slightly less than 5% for the balance of the 20-year forecast period, based on average worldwide economic real growth of 3.2% over the period.

Significant excess capacity in the worldwide aircraft fleet developed during the recent global recession following several years of record-setting delivery levels of new jet transports. At the end of 1993, approximately 1,100 commercial jet transports out of the total world fleet of over 11,000 aircraft were in out-of-service status. By the end of 1995, that number had declined to approximately 730. Due to noise constraints, inferior economics of older aircraft and the market requirement for readily available used aircraft, the Company currently estimates that less than one-fourth of the stored aircraft are potentially practical alternatives to new aircraft for airlines seeking added capacity.


                                  31 of 94

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet transport market opportunity over the next 20 years at more than $1,000 billion in 1995 dollars.


AIRLINE PROFITABILITY

The airline industry's ability to achieve substantial levels of profitability will be an important factor in determining whether the Company's long-term market forecast will be realized. In addition to aggressive cost reduction measures being taken by many airlines, continued growth in passenger traffic, together with stable fare structures, are important conditions if the airline industry is to sustain acceptable earnings levels.

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost reduction measures, the airline industry showed significant improvement in operating profitability over the past few years. Airlines' net earnings (after interest costs on debt) also showed a marked improvement in both 1994 and 1995. In the aggregate, the industry achieved approximately a break-even level of net earnings in 1994 and a substantial positive level of earnings in 1995, following four years of net losses. Most airline industry analysts project additional gains in 1996.

Worldwide airline industry core operating profits:
[Graphic and image material item Number 8
 See appendix on page 94 for description.]


AIRCRAFT REPLACEMENT DUE TO NOISE REGULATIONS

There are approximately 3,600 Stage 2 aircraft worldwide that cannot operate in conformity with legislated noise requirements to be phased in by the year 2002. Approximately 2,100 of these aircraft are in the United States and most of the remainder operate in Europe. Airlines have the option of hushkitting Stage 2 aircraft, replacing them, or selling or removing them from service without replacement. The Company projects that about one-half of the U.S. Stage 2 aircraft will eventually be hushkitted, and the remainder, primarily older aircraft, will be replaced.


INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Since the 1970s, the Company has maintained approximately a 60% share of the available commercial jet transport market. This market share has been maintained throughout the economic cycles of the commercial jet transport market, including the difficult market environment in recent years that has resulted in lower production rates and excess production capacity for all jet transport manufacturers. With regard to new orders, this market environment results in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts are intended to enhance the ability to pursue pricing strategies that enable the Company to maintain market share at satisfactory margins.




                                  32 of 94

The Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. Online access to engineering drawings and parts lists needed for aircraft maintenance is already available to airline customers, and in 1996, service bulletins and maintenance manuals will also be delivered online. To help airline customers more effectively manage their operating costs, new facilities and systems now provide for next-day shipment for routine spare parts orders, and the highest priority orders are processed and ready for shipment within two hours. A new regional customer service center was opened in Beijing in 1994 to serve growing airline requirements in China and other Asian countries, and the center is currently being expanded to stock 30,000 spare parts. The Company now has 17 field service bases located throughout China. In 1995 the Company opened an avionics center in Singapore that is able to service a significant number of Asian customers.

Over the past five years, sales outside the United States have accounted for more than 70% of the Company's total commercial aircraft sales, and approximately 60% of the contractual backlog at year-end 1995 was with customers based outside the United States. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.

In 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement bans government production subsidies and limits development in the form of loans to 33% of development costs. The Company would have preferred a ban on all government subsidies for commercial airplane programs, but the controls embodied in the 1992 agreement were considered important in limiting future government subsidies to Airbus Industrie, the Company's European competitor.

The World Trade Organization (WTO), based in Geneva, was inaugurated in 1995. Consisting of approximately 110 nations, the WTO was established to promote open and nondiscriminatory trade among its members. The WTO contains an improved subsidies code, applicable to all members, that provides important protections against injurious subsidies by governments, as well as improved dispute settlement procedures to resolve disagreements between nations. Company forecasts indicate that the airlines of China represent a significant potential for commercial jet transport orders over the next 20 years; however, China is not currently a member of the WTO. The Company believes the accession of China to the WTO and the granting of permanent Most-Favored-Nation trading status by the U.S. Government would help ensure an open market and effective trade policies. However, if government and trade relations between the United States and China deteriorate significantly, the Company's ability to sell commercial aircraft to airlines in China could become severely constrained.

Airlines of Russia and other States of the former Soviet Union operate a limited number of western-built aircraft, principally under operating leases with leasing firms. Because of high customs taxes and financing constraints, the potential for new aircraft orders has been severely limited. In January 1996, the U.S. Government reached a trade agreement with the Russian Federation that provides for future aircraft tariff reductions. The Company expects that the airlines and aircraft manufacturing industry of this region will eventually be integrated into the international economy.




                                  33 of 94

SUMMARY

Although market uncertainties remain, particularly with respect to the airline industry's profitability and open market access, the long-term market outlook remains favorable. The Company is well positioned in all segments of the commercial jet transport market, and intends to remain the airline industry's preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.


DEFENSE AND SPACE BUSINESS ENVIRONMENT AND TRENDS

Procurement budget - Department of Defense and NASA:
[Graphic and image material item Number 9
 See appendix on page 94 for description.]

Uncertain defense priorities and severe U.S. Government budget pressures continue to characterize the business environment for the defense and space segment. Since 1992, total procurement and research funding for U.S. Government defense and space programs has declined nearly 20%. As a consequence, over the last few years, some of the Company's programs have been subject to stretch-out, curtailment or termination. Although a number of programs remain subject to future stretch-out and curtailment, the Company's defense and space business is broadly diversified among priority government programs involving military aircraft, helicopters, information and electronic systems, and space systems. Additionally, the Company's programs are balanced between potential future production programs and ongoing modernization activities for existing defense systems. At this time, total U.S. Government defense and space funding for procurement and research programs is expected to be relatively constant over the next five years.

During 1994 and 1995, an increasing percentage of the Company's defense and space business was contracted under cost-reimbursement-type contracts. The current major developmental programs, principally the International Space Station, F-22 fighter, V-22 Osprey tiltrotor aircraft and RAH-66 Comanche helicopter, primarily involve cost-reimbursement-type contracts.

In addition to the developmental programs mentioned above, the major revenue-producing programs for 1995 included production and remanufacturing of CH-47 helicopters, updating and modifying various military aircraft and systems, production of 767 Airborne Warning and Control System (AWACS) for the Government of Japan, continuing B-2 bomber subcontract work, other program support and classified project activities.

Significant restructuring in the form of mergers, acquisitions and strategic alliances are continuing throughout the industry as a result of the reduced opportunities for new programs. Internal consolidations and restructuring of the Company's defense and space operations have helped position the Defense & Space Group to effectively compete in the current market environment. The Company continues to examine whether its long-term strategy is best pursued through internal means or through acquisitions, dispositions or alliances. Joint venture arrangements with other companies are expected to continue to be common for major developmental programs and follow-on production activities. Currently, the Company's activities in the F-22, V-22 and RAH-66 developmental programs are under joint venture arrangements.



                                  34 of 94

Sales to foreign governments represented 19% of total 1995 defense and space sales, compared with an average of 10% for the prior three years, principally due to foreign government sales associated with the 767 AWACS and CH-47 programs in 1995.

In 1993 NASA selected Boeing to become the prime contractor for the restructured International Space Station program, which now includes Russian participation. The selection as prime contractor for the International Space Station was an acknowledgment of Boeing Defense & Space Group's ability to effectively manage large, complex integration projects, and represents an assignment of great importance to both the Company and the country's manned space program. Boeing is responsible for the design, development and integration of the Space
Station, as well as completion of its original work package to build the habitat and laboratory modules. In early 1995, the International Space Station contract was definitized with NASA at a target price of $5.6 billion. First launch of a Space Station component is currently scheduled for 1997.

The F-22 fighter, being developed in partnership with Lockheed Martin, remains a high priority defense program. The Air Force completed its Air Vehicle Critical Design Review in the first quarter of 1995, and first flight is currently scheduled to occur in early 1997. Low-rate initial production is scheduled to begin approximately two years later.

The 767 AWACS program is expected to provide important business opportunities over the long term in international markets and ultimately with the U.S. Government. Currently, four 767 AWACS have been ordered by the Government of Japan. The first two 767 airframes have been delivered and are undergoing modification for installation of the AWACS system. Completion of the first 767 AWACS system aircraft is scheduled for 1998. In October 1995, the U.S. Air Force placed into service the first 707 AWACS to incorporate a major block of enhancements, the first significant AWACS enhancements in 10 years. U.S. Government and NATO 707 AWACS upgrades continue to be a significant defense and space activity. Revenues for these upgrades increased in 1995.

The V-22 Osprey tiltrotor aircraft, being developed in partnership with Bell Helicopter Textron, has maintained strong congressional support. The V-22 will satisfy U.S. Marine Corps and Special Operations Forces medium-lift requirements with exceptional mobility and rapid deployment. Critical Design Review for the V-22 was successfully completed in late 1994, and the current engineering and manufacturing development contract will provide four production-representative aircraft for operational tests scheduled to begin in late 1996.

The RAH-66 Comanche, a reconnaissance light-attack helicopter for the U.S. Army, is being jointly developed with Sikorsky. First flight of the Comanche prototype occurred in January 1996.

The CH-47 Chinook helicopter program currently consists of modernizing and remanufacturing earlier model Chinooks and production of new CH-47s. In July 1995, the Company received a contract award from Britain's Ministry of Defence for 14 new Chinook helicopters. These deliveries will begin in 1997. Near-term sales prospects are principally with foreign governments.

Other business activities include developing large-scale information systems and providing management services, principally for government agencies.




                                  35 of 94

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE

Over the past several years, the Company has made significant investments to meet future airline product requirements and to aggressively pursue business and process improvement opportunities. Although constraining earnings and requiring substantial cash resources in the near term, these investments are building long-term value by streamlining operations and positioning the Company to maintain its leadership position.


NEW PRODUCT DEVELOPMENT

The Company continually evaluates opportunities to improve current models, and conducts ongoing marketplace assessments to ensure that its family of jet transports is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among the Boeing family of airplanes. Additionally, the Company is determined to continue to lead the industry in customer satisfaction by offering products that exhibit the highest standards of quality, safety, technical excellence, economic performance, and in-service support.

The major focus of development activities over the past three years has been the 777 wide-body twinjet which entered service in May 1995. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity airplane to be used in domestic and regional markets internationally. Deliveries of the extended-range version 777-200 will begin in late 1996, followed in 1998 by the 777-300 version with 20% greater passenger-carrying capability. As of January 25, 1996, orders for 250 and options for 138 777s have been announced by 20 customers.

Development of the 737-600/700/800 next-generation 737 family of short-to-medium-range jetliners began in 1993. These new 737s will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The 737-700, the middle-sized member of the family, will be the first version to be placed into service, with initial deliveries scheduled for late 1997 to Southwest Airlines. The 737-800, a larger version, is currently scheduled to be delivered in early 1998 to Hapag-Lloyd. Initial delivery of the smallest version, the 737-600, is currently scheduled for late 1998 to SAS. As of January 25, 1996, orders for 302 and options for 206 next-generation 737-600/700/800s have been announced by 13 customers.

Other derivatives recently developed include freighter versions of the 747-400 and 767. The initial 747-400 freighter was delivered in 1993, and first delivery of the 767 freighter occurred in the fourth quarter of 1995.

The Company continues to assess the market potential for new or derivative aircraft that are larger and have more range than the 747-400. Because of the relatively limited market for this size and range aircraft and the very substantial investment levels that would be required to develop and produce an all-new aircraft, this market segment may best be met with derivatives of the 747 model. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule will be dependent on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required.



                                  36 of 94

While product development activities are principally oriented toward maintaining and enhancing the competitiveness of the Boeing subsonic fleet, the Company is also involved in studying the technological and economic issues associated with development of commercial supersonic aircraft.

The major developmental programs in the defense and space segment, funded principally under cost-reimbursement-type contracts, include International Space Station, F-22 fighter aircraft, V-22 Osprey tiltrotor transport and RAH-66 Comanche helicopter.

Opportunities for major new U.S. Government defense and space programs in the near term are relatively limited; however, the Company is aggressively seeking ways to capitalize on its existing broad program base and its competitive strength with regard to military and space technology. In recent years, significant resources have been applied in technologies for affordable military aircraft, which has led to award of key conceptual design contracts, including Joint Attack Strike Technology (JAST), a tri-service Defense Department initiative to provide design concepts for an affordable lightweight fighter. During 1995 Boeing completed a series of critical tests with a large-scale JAST model in preparation for the Government's selection of two competing contractors in 1996 for the Concept Demonstration phase of the program.

Other new business opportunities being pursued or studied include both military and commercial applications. On the military side, potential applications using the Company's commercial aircraft, particularly the 767, continue to be assessed. In the commercial space arena, Boeing is leading an industrial team to offer highly automated commercial satellite launching from a seagoing launch platform. Team members include Kvaerner a.s. of Norway, RSC-Energia of Russia, and Yuzhnoye of Ukraine. First launch is currently scheduled for 1998. The market requirements and developmental risks associated with a commercial tiltrotor aircraft based on V-22 technology are also being studied. In 1997 the Company will begin producing a phased-array antenna that can provide live television to airline passengers, as well as providing other in-flight communications applications.


MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to continuous quality improvement in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued, with substantial resources committed to investments in training, restructuring of processes, new technology, and organizational realignment.

The 777, the 737-700 and other recent developmental programs have included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework, and improved quality of internally manufactured and supplier parts.





                                  37 of 94

A major initiative has been launched to greatly simplify and streamline commercial aircraft configuration control, production management, and related systems. Organizations have been realigned and substantial resources have been dedicated to ensure the new processes and systems are successfully implemented over the next few years.

The Defense & Space Group continues to aggressively pursue important process improvements through integrated product teams to provide cost-effective solutions that maintain technological superiority. One example is a rapid prototyping process that facilitates quick and effective cross-disciplinary integration in creating new product prototypes.


                                   ------


SHAREHOLDER VALUE AS CORPORATE PERFORMANCE MEASURE

The Company's long-range mission is to be the number one aerospace company in the world and among the premier industrial concerns in terms of quality, profitability and growth. The Company has recently revised its fundamental goal with respect to growth and profitability, now defined as increasing shareholder value over the long term. Corporate level and internal operating performance measurements and strategic planning processes are aligned with or directly based on enhancing long-term shareholder value.

































                                  38 of 94

Independent Auditors' Report

Board of Directors and Shareholders, The Boeing Company:

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1995 and 1994, and the related statements of net earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
January 25, 1996
Seattle, Washington



























                                  39 of 94

                     THE BOEING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF NET EARNINGS
                 (Dollars in millions except per share data)



Year ended December 31,                             1995       1994       1993
------------------------------------------------------------------------------
Sales and other operating revenues               $19,515    $21,924    $25,438
Costs and expenses                                18,613     20,773     23,747
Special retirement program expense                   600
------------------------------------------------------------------------------
Earnings from operations                             302      1,151      1,691
Other income, principally interest                   209        122        169
Interest and debt expense                           (151)      (130)       (39)
------------------------------------------------------------------------------
Earnings before federal taxes on income              360      1,143      1,821
Federal taxes on income                              (33)       287        577
------------------------------------------------------------------------------
Net earnings                                     $   393    $   856    $ 1,244
==============================================================================


Earnings per share                                 $1.15      $2.51     $ 3.66
==============================================================================

Cash dividends per share                           $1.00      $1.00     $ 1.00
==============================================================================

See notes to consolidated financial statements.




























                                  40 of 94

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)


December 31,                                                   1995       1994
------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                   $ 3,730    $ 2,084
Short-term investments                                                     559
Accounts receivable                                           1,470      1,664
Current portion of customer financing                           205        250
Deferred income taxes                                           840        878
Inventories                                                  14,001     11,269
   Less advances and progress billings                       (7,068)    (6,290)
------------------------------------------------------------------------------
     Total current assets                                    13,178     10,414
Customer financing                                            1,660      3,071
Property, plant and equipment, at cost                       13,744     13,588
  Less accumulated depreciation                              (7,288)    (6,786)
Deferred income taxes                                            58
Other assets                                                    746      1,176
------------------------------------------------------------------------------
                                                            $22,098    $21,463
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                      $ 6,245    $ 6,267
Advances in excess of related costs                             510        273
Income taxes payable                                            389        281
Current portion of long-term debt                               271          6
------------------------------------------------------------------------------
     Total current liabilities                                7,415      6,827
Deferred income taxes                                                       51
Accrued retiree health care                                   2,441      2,282
Long-term debt                                                2,344      2,603
Shareholders' equity:
  Common shares, par value $5.00 -
    600,000,000 shares authorized;
    349,256,792 shares issued                                 1,746      1,746
  Additional paid-in capital                                    615        586
  Retained earnings                                           7,746      7,696
  Less treasury shares, at cost -
  1995 - 5,304,135; 1994 - 8,377,637                           (209)      (328)
------------------------------------------------------------------------------
    Total shareholders' equity                                9,898      9,700
------------------------------------------------------------------------------
                                                            $22,098    $21,463
==============================================================================

See notes to consolidated financial statements.







                                  41 of 94

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)


Year ended December 31,                             1995       1994       1993
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                   $   393     $  856    $ 1,244
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Special retirement program expense               600
    Depreciation and amortization -
      Plant and equipment                            976      1,081        953
      Leased aircraft, other                          57         61         72
    Changes in assets and liabilities -
      Short-term investments                         559        207        137
      Accounts receivable                            194        (49)      (187)
      Inventories, net of advances and
       progress billings                          (1,954)    (1,545)      (733)
      Accounts payable and other liabilities         (24)       413        606
      Advances in excess of related costs            237         47       (413)
      Income taxes payable and deferred               37       (117)      (334)
      Other assets                                  (168)       (11)      (135)
      Accrued retiree health care                    159        134        144
------------------------------------------------------------------------------
  Net cash provided by operating activities        1,066      1,077      1,354
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                    (1,239)      (975)    (1,560)
  Customer financing reductions                    2,638        770        626
  Plant and equipment, net additions                (629)      (795)    (1,317)
  Other                                                                      8
------------------------------------------------------------------------------
  Net cash provided (used) by investing activities   770     (1,000)    (2,243)
------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                       6        (21)       837
  Shareholders' equity -
    Cash dividends paid                             (342)      (340)      (340)
    Stock options exercised, other                   146         26         23
------------------------------------------------------------------------------
  Net cash provided (used) by financing activities  (190)      (335)       520
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                       1,646       (258)      (369)

Cash and cash equivalents at beginning of year     2,084      2,342      2,711
------------------------------------------------------------------------------
Cash and cash equivalents at end of year         $ 3,730     $2,084     $2,342
==============================================================================

See notes to consolidated financial statements.


                                  42 of 94

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1995, 1994 and 1993
                 (Dollars in millions except per share data)



Note 1 - Summary of Significant Accounting Policies


Principles of consolidation

  The consolidated financial statements include the accounts of all subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.


Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are addressed in these notes to the consolidated financial statements.


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


Contract and program accounting

  Defense and space segment operations principally consist of performing work under U.S. Government and foreign military contracts. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue. To the extent the total of such costs is expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated realizable value.







                                  43 of 94

  Commercial jet transport programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for all commercial jet transport programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial jet transport programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries for the next three to five years, although the initial program quantity for new programs will normally include orders and deliveries over periods up to ten years. The initial program quantity for the new 777 program has been established at 400 units, the same initial program quantity as for the 747 program in 1969 and for the 767 and 757 programs in 1982. The commercial program method of accounting, an industry-developed practice adopted by the Company in the 1960s and applied to all commercial jet transport programs since that time, requires the demonstrated ability to reliably estimate and manage the cost-revenue relationship for the defined program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet transport programs normally have lower operating profit margins than established programs. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries comprising the program quantity.


Inventories

  Inventoried costs on long-term commercial jet transport programs and U.S. Government and foreign military contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, for U.S. Government fixed-price-incentive contracts, inventoried costs include research and development and general and administrative expenses estimated to be recoverable. Inventoried costs associated with commercial jet transport programs and long-term contracts, less estimated average cost of sales, are not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.


Research and development, general and administrative expenses

  Research and development and general and administrative expenses are charged directly to earnings as incurred except to the extent estimated to be directly recoverable under U.S. Government flexibly priced contracts.


Interest expense

  Interest and debt expense is presented net of amounts capitalized. Interest expense is subject to capitalization as a construction-period cost of property, plant and equipment and of commercial program tooling.



                                  44 of 94

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


Cash and cash equivalents

  Cash and cash equivalents consist of highly liquid instruments, such as certificates of deposit, time deposits, treasury notes and other money market instruments, which generally have maturities of less than three months.


Short-term investments

  Short-term investments principally consist of U.S. Government Treasury obligations, with unrealized gains and losses reflected in other income.


Capital assets

  Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; machinery and equipment, from 3 to 10 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; machinery and equipment, sum-of-the-years' digits.


Per share data

  Net earnings per share are computed based on the weighted average number of shares outstanding of 342,159,741; 340,574,779; and 339,736,640 for the years ended December 31, 1995, 1994 and 1993, respectively. There is no material dilutive effect on net earnings per share due to common stock equivalents.



Note 2 - Accounts Receivable

Accounts receivable at December 31 consisted of the following:
                                                             1995         1994
------------------------------------------------------------------------------
Accounts receivable under
 U.S. Government contracts                                 $1,059       $1,200
Accounts receivable from commercial
 and foreign military customers                               411          464
------------------------------------------------------------------------------
                                                           $1,470       $1,664
==============================================================================




                                  45 of 94

  Accounts receivable included the following as of December 31, 1995 and 1994, respectively: amounts not currently billable of $119 and $137 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($65 and $109 not expected to be collected within one year); $162 and $212 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($19 and $212 not expected to be collected within one year); and $46 and $41 of other receivables not expected to be collected within one year.


Note 3 - Inventories

  Inventories as of December 31, 1995 and 1994, consisted of $13,107 and $10,352 relating to long-term commercial programs and U.S. Government and foreign military contracts, and $894 and $917 relating to commercial spare parts, general stock materials and other inventories. General and administrative and research and development expenses included in inventories represented less than 1% of total inventories. Interest capitalized as construction-period tooling costs amounted to $33, $36 and $50 in 1995, 1994 and 1993, respectively.

  As of December 31, 1995, there were no significant deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 and 737-600/700/800 programs. The program quantity for the 777 program for determining deferred production costs in excess of aggregate estimated average cost and over which total tooling costs will be amortized and absorbed in cost of sales has been established at 400 units. Inventory costs relating to the 777 program included unamortized tooling of $3,241 and $3,089 at December 31, 1995 and 1994, and $1,440 at December 31, 1995 of deferred production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1. It is estimated that $2,285 of such amounts will be recovered from firm orders received after December 31, 1995. As of December 31, 1995, 183 777s were under firm contract, and 13 777s had been delivered. The program quantity for the 737-600/700/800 program for determining the deferred production costs in excess of aggregate estimated average cost and over which total tooling costs will be amortized will be established when deliveries commence in 1997. Inventory costs relating to the 737-600/700/800 program included tooling of $274 at December 31, 1995. As of December 31, 1995, 212 737-600/700/800s were under firm contract.

  As of December 31, 1995 and 1994, inventory balances included $324 and $318 subject to claims or other uncertainties related to U.S. Government contracts, principally for the Peace Shield program. (See Note 17.)

  The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 18.










                                  46 of 94

Note 4 - Customer Financing

Long-term customer financing, less current portion, at December 31 consisted of the following:
                                                             1995         1994
------------------------------------------------------------------------------
Notes receivable                                           $  721       $1,189
Investment in sales-type leases                               351        1,235
Operating lease aircraft, at cost, less
 accumulated depreciation of $326 and $269                    688          747
------------------------------------------------------------------------------
                                                            1,760        3,171
Less valuation allowance                                     (100)        (100)
------------------------------------------------------------------------------
                                                           $1,660       $3,071
==============================================================================

  Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.

  Scheduled principal payments from notes receivable and sales-type leases for the next five years are as follows:

                     1996    1997    1998    1999    2000
                     ------------------------------------
                     $205     $63     $49     $36     $38
                     ====================================

  The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $67 of customer financing receivables as of December 31, 1995.

  Interest rates on fixed-rate notes ranged from 7.87% to 13.215%, and effective interest rates on variable-rate notes ranged from the London Interbank Offered Rate (LIBOR) to 4.05% above LIBOR.

  Sales and other operating revenues included interest income associated with notes receivable and sales-type leases of $160, $183 and $153 for 1995, 1994 and 1993, respectively.

  The valuation allowance is subject to change depending on estimates of collectability and realizability of the customer financing balances.













                                  47 of 94

Note 5 - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:
                                                             1995         1994
------------------------------------------------------------------------------
Land                                                      $   404      $   400
Buildings                                                   5,791        5,662
Machinery and equipment                                     7,251        7,090
Construction in progress                                      298          436
------------------------------------------------------------------------------
                                                          $13,744      $13,588
==============================================================================

 Interest capitalized as construction-period property, plant and equipment costs amounted to $32, $51 and $100 in 1995, 1994 and 1993, respectively.


Note 6 - Taxes on Income

The provision for federal taxes on income consisted of the following:
Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Taxes paid or currently payable                      $ 38      $251    $1,113
Change in deferred taxes                              (71)       36      (536)
-----------------------------------------------------------------------------
                                                     $(33)     $287    $  577
=============================================================================

  State taxes on income, which are relatively minor in amount, are included in general and administrative expense. The provisions for federal taxes on income were less than those which result from application of the statutory corporate tax rates due to the following:
                                                     1995      1994      1993
-----------------------------------------------------------------------------
Statutory tax rate                                   35.0 %    35.0 %    35.0 %
Foreign Sales Corporation tax benefit               (20.8)     (5.7)     (3.3)
Research benefit                                    (25.0)     (5.2)
Rate change impact on deferred balances                                  (0.5)
Other                                                 1.6       1.0       0.5
-----------------------------------------------------------------------------
Effective tax rate                                   (9.2)%    25.1 %    31.7 %
=============================================================================
















                                  48 of 94

  The deferred tax assets, net of deferred tax liabilities, resulted from an alternative minimum tax credit carryforward and from temporary tax differences associated with the following:
Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Inventory and long-term contract methods
 of income recognition                              $ 191     $ 473     $ 381
Pension benefit accruals                             (206)     (347)     (323)
Retiree health care accruals                          854       799       752
Other employee benefits accruals                      291       220       223
Customer financing                                   (362)     (318)     (158)
Alternative minimum tax
 credit carryforward                                  130
Domestic International Sales Corporation                                  (12)
-----------------------------------------------------------------------------
Net deferred tax assets                             $ 898     $ 827     $ 863
=============================================================================

  The alternative minimum tax credit carryforward produces a future tax benefit that may be carried forward indefinitely.

  The temporary tax differences associated with inventory and long-term contract methods of income recognition encompass related costing differences, including timing and depreciation differences.

  Valuation allowances were not required due to the nature of and circumstances associated with the temporary tax differences.

  In response to an Internal Revenue Service clarification of a transition rule relating to the repeal of investment tax credit under the Tax Reform Act of 1986, the Company is conducting a comprehensive study regarding prior years' investments that may qualify for additional investment tax credit. The study will likely result in recognition of additional prior years' investment tax credit benefits. Income taxes have been settled with the Internal Revenue Service for all years through 1978, and Internal Revenue Service field examinations have been completed through 1987. The Company believes adequate provision has been made for all open years. Favorable resolution of certain claims by the Company could potentially result in reductions in future tax provisions. Federal income tax payments (refunds) and transfers were $(91), $401 and $908 in 1995, 1994 and 1993, respectively.


Note 7 - Other Assets

Other assets at December 31 consisted of the following:
                                                             1995        1994
-----------------------------------------------------------------------------
Prepaid pension expense                                    $  698      $1,115
Investments, other                                             48          61
-----------------------------------------------------------------------------
                                                           $  746      $1,176
=============================================================================






                                  49 of 94

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:
                                                             1995        1994
-----------------------------------------------------------------------------
Accounts payable                                           $3,017      $3,207
Accrued compensation and employee benefit costs             1,374       1,164
Lease and other deposits                                      508         640
Other                                                       1,346       1,256
-----------------------------------------------------------------------------
                                                           $6,245      $6,267
=============================================================================



Note 9 - Long-Term Debt

Long-term debt at December 31 consisted of the following:
                                                             1995        1994
-----------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                                  $  250      $  250
  6.35% due Jun. 15, 2003                                     299         299
  8 1/10% due Nov. 15, 2006                                   175         175
  8 3/4% due Aug. 15, 2021                                    398         398
  7.95% due Aug. 15, 2024                                     300         300
  7 1/4% due Jun. 15, 2025                                    247         247
  8 3/4% due Sep. 15, 2031                                    248         248
  8 5/8% due Nov. 15, 2031                                    173         173
  7.50% due Aug. 15, 2042                                     100         100
  7 7/8% due Apr. 15, 2043                                    173         173
  6 7/8% due Oct. 15, 2043                                    125         125
Other notes                                                   127         121
Less current portion                                         (271)         (6)
-----------------------------------------------------------------------------
                                                           $2,344      $2,603
=============================================================================

  The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%.

Maturities of long-term debt for the next five years are as follows:

                1996    1997    1998    1999    2000
                ------------------------------------
                $271     $14     $14     $11     $11
                ====================================


  Interest payments were $210, $210 and $175 in 1995, 1994 and 1993, respectively.


                                  50 of 94

  The Company has $2,000 currently available under credit-line agreements with a group of commercial banks. Under these agreements, revised as of September 29, 1995, $1,000 is available until September 27, 1996, and $1,000 is available until September 30, 2002. There are compensating balance arrangements, and retained earnings totaling $1,458 are free from dividend restrictions. The Company has complied with restrictive covenants contained in the various debt agreements.




Note 10 - Postretirement Plans

Pensions

  The Company has various noncontributory plans covering substantially all employees. All major plans are funded and have plan assets that exceed accumulated benefit obligations. The following table reconciles the plans' funded status to the prepaid expense balance at December 31.

                                                             1995        1994
-----------------------------------------------------------------------------
Actuarial present value of benefit obligations:
   Vested                                                 $(8,816)    $(6,826)
   Nonvested                                                 (806)       (647)
-----------------------------------------------------------------------------
   Accumulated benefit obligation                          (9,622)     (7,473)
   Effect of projected future salary increases             (1,421)     (1,517)
-----------------------------------------------------------------------------
   Projected benefit obligation                           (11,043)     (8,990)
Plan assets at fair value - primarily equities,
 fixed income obligations and cash equivalents             11,506       9,290
-----------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation         463         300
Unrecognized net actuarial (gain) loss                        (80)        463
Unrecognized prior service cost                               388         439
Unrecognized net asset at January 1, 1987, being recognized
 over the plans' average remaining service lives              (73)        (87)
-----------------------------------------------------------------------------
Prepaid pension expense recognized in the Consolidated
 Statements of Financial Position                         $   698     $ 1,115
=============================================================================

The pension provision included the following components:
Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Service cost (current period attribution)         $   293     $ 352     $ 307
Interest accretion on projected benefit obligation    760       669       632
Actual return on plan assets                       (2,830)     (101)     (923)
Net deferral and amortization of actuarial gains
 and losses                                         2,078      (596)      257
-----------------------------------------------------------------------------
Net pension provision                             $   301     $ 324     $ 273
=============================================================================




                                  51 of 94

  The actuarial present value of the projected benefit obligation at December 31, 1995, 1994 and 1993, respectively, was determined using a weighted average discount rate of 7.0%, 8.5% and 7.25%, and a rate of increase in future compensation levels of 5.0%, 5.75% and 5.0%. The expected long-term rate of return on plan assets at December 31, 1995, 1994 and 1993, respectively, was 8.0%, 8.0% and 8.5%.

  The pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plans first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company's group insurance programs.

  The Company has an agreement with the Government with respect to certain of the Company pension plans. Under the agreement, should the Company terminate any of the plans (although the Company has no intention of doing so) under conditions in which the plan's assets exceed that plan's obligations, the Government will be entitled to a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% nondeductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

  A special retirement program was offered during the first half of 1995 to encourage early retirements, resulting in a pretax charge of $600. The special retirement program will be funded over a minimum of ten years through the Company's retirement plan. The projected benefit obligation at June 30, 1995, the date at which the special retirement program expense was recognized, was determined using a weighted average discount rate of 7.75%.

  The Company has certain unfunded and partially funded plans with a projected benefit obligation of $233 and $132; plan assets of $38 and $5; and unrecognized prior service costs and actuarial losses of $85 and $39 as of December 31, 1995 and 1994, respectively, based on actuarial assumptions consistent with the funded plans. The net provision for the unfunded plans was $27 and $23 for 1995 and 1994.

  The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. Under the terms of the Company-sponsored 401(k) plans, eligible employees were allowed to contribute up to 12% of their base pay (15% beginning in 1996). The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 4% of the employee's pay, subject to statutory limitations. The provision for these defined contribution plans in 1995, 1994 and 1993 was $190, $206 and $213, respectively.










                                  52 of 94

Other postretirement benefits

  The Company's postretirement benefits other than pensions consist of health care coverage for eligible retirees and qualifying dependents. Except for employees covered by the United Auto Workers bargaining agreement for whom lifetime benefits are provided, retiree health care is provided principally until age 65.

  The retiree health care cost provision was $246, $218 and $230 for 1995, 1994 and 1993, respectively. The components of expense were as follows:

Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Service cost (current period attribution)            $ 92      $ 91      $ 92
Interest accretion on accumulated retiree
 health care obligation                               157       136       144
Net deferral and amortization of actuarial gains       (3)       (9)       (6)
-----------------------------------------------------------------------------
Net provision for retiree health care                $246      $218      $230
=============================================================================

  Benefit costs were calculated based on assumed cost growth for retiree health care costs of an 8.9% annual rate for 1996, decreasing to a 5.0% annual growth rate by the year 2008. A 1% increase or decrease in the assumed annual trend rates would increase or decrease the accumulated retiree health care obligation by $271, $231 and $218 as of December 31, 1995, 1994 and 1993, respectively, with a corresponding effect on the retiree health care expense of $41, $37 and $39. The accumulated retiree health care obligation at December 31, 1995, 1994 and 1993 was determined using a weighted average discount rate of 7.0%, 8.5% and 7.25%, respectively.

The accumulated retiree health care obligation at December 31 consisted of the following components:

                                                             1995        1994
-----------------------------------------------------------------------------
Retirees and dependents                                    $  890      $  562
Fully eligible active plan participants                       201         360
Other active plan participants                              1,121       1,039
-----------------------------------------------------------------------------
Total accumulated retiree health care
 obligation                                                 2,212       1,961
Unrecognized net actuarial gain                               229         321
-----------------------------------------------------------------------------
Accrued retiree health care                                $2,441      $2,282
=============================================================================

  The special retirement program offered during the first half of 1995 did not result in an additional retiree health care cost due to offsetting unrecognized actuarial gains.








                                  53 of 94

Note 11 - Research and Development, General and Administrative Expenses

Expenses charged directly to earnings as incurred included the following:
Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Research and development                           $1,267    $1,704    $1,661
General and administrative                          1,020     1,126     1,102
=============================================================================

Note 12 - Shareholders' Equity


Changes in shareholders' equity consisted of the following:
                                                    Common Stock
                                                  ----------------  Additional               Treasury Stock
                                                               Par     Paid-In   Retained   ----------------
Shares in thousands)                              Shares     Value     Capital   Earnings   Shares    Amount
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                        349,257   $1,746        $418     $6,276    9,836     $(384)
============================================================================================================
Net earnings                                                                        1,244
Cash dividends declared                                                              (340)
Treasury shares issued for incentive
 stock plans, net                                                          (11)               (717)       28
Tax benefit related to incentive stock plans                                 3
Stock appreciation rights expired or surrendered                             3
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                        349,257   $1,746        $413     $7,180    9,119     $(356)
============================================================================================================

Net earnings                                                                          856
Cash dividends declared                                                              (340)
Treasury shares issued for incentive
 stock plans, net                                                           (9)               (741)       28
Tax benefit related to incentive stock plans                                 3
Stock appreciation rights expired or surrendered                             4
Transfer from contingent stock repurchase
 provision                                                                 175
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                        349,257   $1,746        $586     $7,696    8,378     $(328)
============================================================================================================

Net earnings                                                                          393
Cash dividends declared                                                              (343)
Treasury shares issued for incentive
 stock plans, net                                                          (11)             (3,074)      119
Incentive stock plan accrual                                                11
Tax benefit related to incentive stock plans                                20
Stock appreciation rights expired or surrendered                             9
------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                        349,257   $1,746        $615     $7,746    5,304     $(209)
============================================================================================================


                                  54 of 94

  In 1992 the Company issued put options on five million shares of its stock, exercisable on specific dates in 1994, giving another party the right to sell shares of Boeing stock to the Company at contractually specified prices. As of December 31, 1993, the temporary equity account "Contingent stock repurchase commitment" of $175 was the amount the Company would have been obligated to pay if all the put options were exercised. All of the put options expired in 1994 and none were exercised. The proceeds from the issuance of the put options were recorded as paid-in capital.

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

(Shares in thousands)                                1995      1994      1993
-----------------------------------------------------------------------------
Number of shares under option:
  Outstanding at beginning of year                 14,337    13,265    12,001
  Granted                                           2,866     2,225     2,531
  Exercised                                        (3,114)     (767)     (743)
  Canceled or expired                                (232)     (252)     (278)
  Exercised as SARs                                  (261)     (134)     (246)
-----------------------------------------------------------------------------
  Outstanding at end of year                       13,596    14,337    13,265
=============================================================================

  Exercisable at end of year                        8,058     6,820     5,715
=============================================================================
Exercise prices per share for options
 outstanding at end of year:
 High                                              $60.06    $60.06    $60.06
 Low                                               $20.69    $19.67    $12.63
=============================================================================

                                  55 of 94

(Shares in thousands)                                1995      1994      1993
-----------------------------------------------------------------------------
Stock appreciation rights:
 Outstanding at end of year                           744     1,258     1,703
 Exercisable at end of year                           744     1,178     1,480
=============================================================================

Number of shares authorized for future
 grants under stock option and incentive
 compensation plans at end of year                 14,037    16,813    16,695
=============================================================================


  Ten million shares of authorized preferred stock remain unissued.


Note 13 - Derivative Financial Instruments

   The derivative financial instruments held by the Company at December 31, 1995, consisted of simple and specifically tailored interest rate swaps (associated with certain customer financing receivables and long-term debt) to achieve a desired balance of fixed and variable rate positions. The interest rate swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 4, Note 9 and Note 16.)


Note 14 - Financial Instruments with Off-Balance-Sheet Risk

  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, and participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables.

  Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2002 totaled $3,632 and $3,205 as of December 31, 1995 and 1994. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. None of these financing commitments have potentially adverse interest rate terms.

  Participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables totaled $79 and $109 as of December 31, 1995 and 1994.

  The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $211 and $114 as of December 31, 1995 and 1994. Because substantially all financial instruments subject to credit risk are adequately collateralized, the probability of significant loss arising from these financial instruments is considered remote.





                                  56 of 94

Note 15 - Significant Group Concentrations of Credit Risk

  Substantially all financial instruments involving potential credit risk are with commercial airline customers and the U.S. Government. As of December 31, 1995, virtually all off-balance-sheet financial instruments described in Note 14 related to commercial aircraft customers. Of the $2,647 in accounts receivable and customer financing receivables included in the Consolidated Statements of Financial Position, $1,394 related to commercial aircraft customers and $1,059 related to the U.S. Government. No single commercial airline customer is associated with more than 25% of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral.


Note 16 - Disclosures about Fair Value of Financial Instruments

  As of December 31, 1995 and 1994, the carrying amount of accounts receivable was $1,470 and $1,664 and the fair value of accounts receivable was estimated to be $1,445 and $1,594. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

  The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

  As of December 31, 1995 and 1994, the carrying amount of long-term debt was $2,615 and $2,609, and the fair value of long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $2,996 and $2,486. The Company's long-term debt, however, is generally not callable until maturity.

  With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1995.


Note 17 - Contingencies

  Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

  In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. In June 1991, the Government selected another contractor to perform the work which is the subject of the contracts that have been terminated for default, and the Government may assert claims related to the reprocurement.
                                  57 of 94

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

  The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations for more than ten years.

  The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred.

                                  58 of 94

  The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1995, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

  Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to the Company's financial position or operating results and cash flow trends.

  The Company is subject to U.S. Government investigations of its practices from which civil, criminal or administrative proceedings could result. Such proceedings, if any, could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.


Note 18 - Industry Segment Information

  The Company operates in two principal industries: commercial aircraft, and defense and space. Commercial aircraft operations principally involve development, production and marketing of commercial jet transports and providing related support services, principally to the commercial airline industry worldwide. Defense and space operations involve research, development, production, modification and support of military aircraft and helicopters and related systems, space systems and missile systems, principally through U.S. Government contracts. No single product line in the defense and space segment represented more than 10% of consolidated revenues, operating profits or identifiable assets.

  The commercial aircraft segment is subject to both operational and external business-environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet transports and meet its contractual commitments include execution of internal performance plans, and product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, and performance issues with key suppliers and subcontractors. While the Company's principal operations are in the United States and Canada, some key suppliers and subcontractors are located in Europe and Japan. External business-environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business-environment risks include the volatility of aircraft fuel prices, global trade policies, and worldwide political stability and economic growth.

                                  59 of 94

  In addition to the foregoing risks associated with the commercial aircraft segment, the defense and space segment is subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

  As of January 25, 1996, the principle collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 33% of employees (current agreement expiring September 1999), Seattle Professional Engineering Employees Association (SPEEA) bargaining units representing 19% of employees (current agreement expiring December 1999) and United Auto Workers (UAW) representing 2% of employees (current agreement expiring September 1999).


Foreign sales by geographic area consisted of the following:
Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Asia, other than China                             $4,491    $6,149    $7,689
China                                                 721     1,254     1,181
Europe                                              1,901     3,277     4,698
Oceania                                               485       887       635
Africa                                                127       135       264
Western Hemisphere                                    474       142       149
-----------------------------------------------------------------------------
                                                   $8,199   $11,844   $14,616
=============================================================================

  Defense sales were approximately 27%, 9% and 6% of total sales in Europe for 1995, 1994 and 1993, respectively. Defense sales were approximately 12%, 3% and 2% of total sales in Asia, other than China, for 1995, 1994 and 1993, respectively. Exclusive of these amounts, defense and space sales were principally to the U.S. Government.


  Financial information by segment for the three years ended December 31, 1995, is summarized on page 61. Corporate income consists principally of interest income from corporate investments. Activities previously identified as "Other industries" have been combined with defense and space because the amounts were not material and such remaining activities were organizationally aligned into the defense and space segment in 1995. Corporate assets consist principally of cash, cash equivalents, short-term investments and deferred income taxes.












                                  60 of 94

Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Revenues
Commercial aircraft                               $13,933   $16,851   $20,568
Defense and space                                   5,582     5,073     4,870
-----------------------------------------------------------------------------
Operating revenues                                 19,515    21,924    25,438
Corporate income                                      209       122       169
-----------------------------------------------------------------------------
  Total revenues                                  $19,724   $22,046   $25,607
=============================================================================

Operating profit
Commercial aircraft                               $   391   $ 1,022   $ 1,646
Defense and space                                     124       305       235
-----------------------------------------------------------------------------
Operating profit                                      515     1,327     1,881
Corporate income                                      209       122       169
Debt and other corporate expense                     (364)     (306)     (229)
-----------------------------------------------------------------------------
  Earnings before taxes                           $   360   $ 1,143   $ 1,821
=============================================================================

Identifiable assets at December 31
Commercial aircraft                               $14,195   $14,440   $12,686
Defense and space                                   3,220     3,412     3,727
-----------------------------------------------------------------------------
                                                   17,415    17,852    16,413
Corporate                                           4,683     3,611     4,037
-----------------------------------------------------------------------------
  Consolidated assets                             $22,098   $21,463   $20,450
=============================================================================

Depreciation
Commercial aircraft                               $   837   $   902   $   710
Defense and space                                     196       240       297
-----------------------------------------------------------------------------
  Total depreciation                              $ 1,033   $ 1,142   $ 1,007
=============================================================================

Capital expenditures, net
Commercial aircraft                               $   493   $   619   $ 1,120
Defense and space                                     136       176       197
-----------------------------------------------------------------------------
  Total capital expenditures, net                 $   629   $   795   $ 1,317
=============================================================================












                                  61 of 94

Ten-Year Summary  (page 1 of 2)
(Dollars in millions except per share data)
(Share data restated for applicable stock splits)
                                      1995     1994     1993     1992     1991
------------------------------------------------------------------------------
Operations
Sales and other operating revenues
  Commercial aircraft              $13,933  $16,851  $20,568  $24,133  $22,970
  Defense and space                  5,582    5,073    4,870    6,051    6,344
------------------------------------------------------------------------------
    Total                          $19,515  $21,924  $25,438  $30,184  $29,314
------------------------------------------------------------------------------
Net earnings                       $   393* $   856  $ 1,244   $1,554**$ 1,567
  Per share                           1.15*    2.51     3.66     4.57**   4.56
  Percent of sales                     2.0%     3.9%     4.9%     5.2%     5.3%
------------------------------------------------------------------------------
Cash dividends paid                $   342  $   340  $   340   $  340  $   343
  Per share                           1.00     1.00     1.00     1.00     1.00
------------------------------------------------------------------------------
Other income, principally interest     209      122      169      230      263
------------------------------------------------------------------------------
Research and development expensed    1,267    1,704    1,661    1,846    1,417
General and administrative expensed  1,020    1,126    1,102    1,232    1,291
------------------------------------------------------------------------------
Additions to plant and equipment       629      795    1,317    2,160    1,850
Depreciation of plant and equipment    976    1,081      953      870      768
------------------------------------------------------------------------------
Salaries and wages                   5,341    5,799    6,087    6,318    6,502
Average employment                 109,400  119,400  134,400  148,600  159,100
==============================================================================
Financial position at December 31
Total assets                       $22,098  $21,463  $20,450  $18,147  $15,924
Working capital                      5,763    3,587    2,601    1,947    2,462
Net plant and equipment              6,456    6,802    7,088    6,724    5,530
------------------------------------------------------------------------------
Cash and short-term investments      3,730    2,643    3,108    3,614    3,453
Total debt                           2,615    2,609    2,630    1,793    1,317
Customer financing                   1,865    3,321    3,177    2,295    1,197
------------------------------------------------------------------------------
Shareholders' equity                 9,898    9,700    8,983    8,056    8,093
  Per share                          28.77    28.45    26.41    23.74    23.71
Common shares outstanding
 (in millions)                       344.0    340.9    340.1    339.4    341.3
==============================================================================
Contractual backlog
Commercial aircraft                $66,540  $60,614  $69,000  $81,991  $92,161
Defense and space                    5,805    5,696    4,528    5,939    5,755
------------------------------------------------------------------------------
    Total                          $72,345  $66,310  $73,528  $87,930  $97,916
==============================================================================
Cash dividends have been paid on common stock every year since 1942.

* Includes $600 pretax charge associated with a special retirement program. Net earnings excluding the effect were $783 or $2.29 per share.
** Exclusive of the cumulative effect of adopting Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Net earnings including the effect were $552 or $1.62 per share.
                                  62 of 94

Ten-Year Summary  (page 2 of 2)
(Dollars in millions except per share data)
(Share data restated for applicable stock splits)
                                      1990    1989      1988     1987     1986
------------------------------------------------------------------------------
Operations
Sales and other operating revenues
  Commercial aircraft              $21,230 $14,268   $11,324  $ 9,873  $ 9,816
  Defense and space                  6,365   6,008     5,638    5,632    6,628
------------------------------------------------------------------------------
    Total                          $27,595 $20,276   $16,962  $15,505  $16,444
------------------------------------------------------------------------------
Net earnings                       $ 1,385 $   675***$   614  $   480  $   665
  Per share                           4.01    1.96***   1.79     1.38     1.90
  Percent of sales                     5.0%    3.3%      3.6%     3.1%     4.0%
------------------------------------------------------------------------------
Cash dividends paid                $   328 $   269   $   237  $   217  $   186
  Per share                          .95     .77 7/9   .68 8/9  .62 2/9 .53 1/3
------------------------------------------------------------------------------
Other income, principally interest     448     347       378      308      304
------------------------------------------------------------------------------
Research and development expensed      827     754       751       824     757
General and administrative expensed  1,246   1,066       954       891     681
------------------------------------------------------------------------------
Additions to plant and equipment     1,586   1,362       690       738     795
Depreciation of plant and equipment    636     584       541       486     433
------------------------------------------------------------------------------
Salaries and wages                   6,487   6,082     5,404     5,028   4,374
Average employment                 161,700 159,200   147,300   136,100 118,500
==============================================================================
Financial position at December 31
Total assets                       $14,591 $13,278   $12,608   $12,566 $10,910
Working capital                      1,396   1,689     1,507     2,246   2,819
Net plant and equipment              4,448   3,481     2,703     2,554   2,281
------------------------------------------------------------------------------
Cash and short-term investments      3,326   1,863     3,963     3,435   4,172
Total debt                             315     280       258       270     277
Customer financing                   1,133     868     1,131     1,215     282
------------------------------------------------------------------------------
Shareholders' equity                 6,973   6,131     5,404     4,987   4,826
  Per share                          20.30   17.73     15.67     14.55   13.83
Common shares outstanding
 (in millions)                       343.6   345.8     344.8     342.6   349.0
==============================================================================
Contractual backlog
Commercial aircraft                $89,997 $71,308   $44,066   $25,611 $18,472
Defense and space                    7,197   9,255     9,535     7,593   7,916
------------------------------------------------------------------------------
    Total                          $97,194 $80,563   $53,601   $33,204 $26,388
==============================================================================
*** Exclusive of the cumulative effect of adopting Statement of Financial
    Accounting Standards No. 96, Accounting for Income Taxes. Net earnings including the effect were $973 or $2.82 per share.





                                  63 of 94

Quarterly Financial Data (Unaudited)


(Dollars in millions except per share data)
-------------------------------------------------------------------------------
                                      1995                       1994
-------------------------------------------------------------------------------
Quarter                    4th    3rd    2nd    1st    4th    3rd    2nd    1st
-------------------------------------------------------------------------------
Sales and other
 operating revenues     $4,539 $4,381 $5,558 $5,037 $5,120 $5,063 $5,396 $6,345

Earnings from operations   140    223   (287)*  226    222    226    270    433

Net earnings               218    225   (231)*  181    157    185    222    292
-------------------------------------------------------------------------------

Net earnings per share     .63    .66   (.68)*  .53    .46    .54    .65    .86

Cash dividends per share   .25    .25    .25    .25    .25    .25    .25    .25
-------------------------------------------------------------------------------

Market price:
  High                   80.00  72.38  65.38  54.00  48.38  48.25  50.13  48.75
  Low                    62.00  60.38  52.63  44.38  42.63  42.50  43.13  42.13
  Quarter end            78.38  68.25  62.63  53.75  47.00  43.25  46.25  44.50
===============================================================================


* Includes $600 pretax charge associated with a special early retirement incentive. Excluding the one-time charge, net earnings were $254 and net earnings per share were $.74. The after-tax effect of the one-time special retirement charge for the full year 1995 was $390, or $1.14 per share.

























                                  64 of 94

    Market for Registrant's Common Equity and Related Stockholder Matters

The Boeing Company General Offices
7755 East Marginal Way South
Seattle, Washington 98018
(206) 655-2121

TRANSFER AGENT AND REGISTRAR
The First National Bank of Boston

The transfer agent is responsible for shareholder records, issuance of stock certificates, and distribution of dividends and IRS Form 1099. Requests concerning these matters are most efficiently answered by contacting:

        The First National Bank of Boston
        c/o Boston EquiServe, L.P.
        Mail Stop 45-02-64
        P.O. Box 644
        Boston, Massachusetts 02102-0644
        (800) 733-5001 or (617) 575-3400

Boeing shareholders can obtain answers to frequently asked questions, transfer instructions and stock prices through Boston EquiServe's home page on the World Wide Web at <http://www.equiserve.com>.

DUPLICATE SHAREHOLDER ACCOUNTS
Shareholders with duplicate accounts may call the Bank of Boston for instructions on consolidating those accounts. The company recommends that registered shareholders always use the same form of their names in all stock transactions to be handled in the same account. Shareholders may also request the Bank to eliminate excess mailings of annual and midyear reports going to shareholders in the same household.

EQUAL OPPORTUNITY EMPLOYER
Boeing is an equal opportunity employer and seeks to attract and retain the best-qualified people regardless of race, sex, age, religion, national origin or veteran status.

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information and quarterly earnings data are available toll-free from Boeing Shareholder Services at (800) 457-7723.

















                                  65 of 94

ANNUAL MEETING
The annual meeting of Boeing shareholders will be held in the auditorium of the company's 2-22 building, located at 7755 East Marginal South, Seattle, Washington, at 11:00 a.m. on April 29, 1996. Formal notice of the meeting, proxy statement, form of proxy, and annual report were mailed to shareholders beginning March 15, 1996.

Written inquiries may be sent to
        Shareholder Services
        Mail Stop 10-13

        Investor Relations
        Mail Stop 10-16

        The Boeing Company
        P.O. Box 3707
        Seattle, Washington 98124-2207

STOCK EXCHANGES
The company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges. Additionally, the stock is traded on the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges. The number of shareholders of record as of January 31, 1996, was 73,060.

GENERAL AUDITORS
Deloitte & Touche LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

BOEING ON WORLD WIDE WEB
For more information about Boeing, including an electronic copy of the annual report, visit our web site at <http://www.boeing.com>.























                                  66 of 94

                           Exhibit  (10) (iii) (a)
            1984 Stock Option Plan, as amended February 23, 1987,
                            and August 28, 1989.















































                                  67 of 94

                             THE BOEING COMPANY

                           1984 STOCK OPTION PLAN

                      As Amended February 23, 1987, and
                               August 28, 1989

 1.	Purpose.  The purpose of this Plan is to promote the
        interests of the Company and its stockholders by attracting, retaining, and stimulating the performance of selected employees, giving such employees the opportunity to acquire a proprietary interest in the Company's business and an increased personal interest in its continued success and progress.

 2.	Administration.

        a. This Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"). Except for the terms and conditions explicitly set forth in this Plan, the Committee shall have the authority, in its discretion, to determine all matters relating to the options to be granted under this Plan, including selection of the individuals to be granted options, the number of shares to be subject to each option, the date of grant, and all other terms and conditions of the options. Grants under this Plan to employees need not be identical in any respect, even when made simultaneously. The Committee will also determine and approve the granting of Stock Appreciation Rights to selected employees and determine whether the grant of options will consist of an Incentive Stock Option as described in Section 422A of the Internal Revenue Code of 1954, as amended (hereinafter referred to as the "Code"), or a Non-Qualified Stock Option, which shall consist of any option granted under this Plan other than an Incentive Stock Option.

        b. Options and Stock Appreciation Rights shall be evidenced by written agreements which shall contain such terms and conditions as may be determined by the Committee. Each agreement shall be signed on behalf of the Company by an officer or officers delegated such authority by the Committee using either manual or facsimile signature.

        c. All decisions made by the Committee pursuant to the provisions of the Plan and all determinations and selections made by the Committee pursuant to such provisions and related orders or resolutions of the Board shall be final and conclusive. No director eligible to receive options or Stock Appreciation Rights shall vote upon the granting of an option or right to himself or vote on the adoption of the Plan or any amendments made to the Plan.


                                  68 of 94

 3.	Eligibility and Participation.  The group of employees
        eligible to receive options and Stock Appreciation Rights shall consist of those employees who are officers or other key employees of the Company or key employees of those subsidiaries designated by the Compensation Committee as eligible to participate in the Plan.

 4.	Shares Subject to the Plan.

        a. The stock to be offered under the Plan shall be shares of the Company's authorized common stock and may be unissued shares or shares now held or subsequently acquired by the Company as treasury shares, as the Board of Directors may from time to time determine. Subject to adjustment as provided in Section 14 hereof, the aggregate number of shares to be delivered under the Plan shall not exceed 2 million five hundred thousand (2,500,000) shares; and no more than 5% of such number of shares may be issued to any one individual except as it may be adjusted under Section 14 of this Plan. If an option expires or terminates for any reason during the term of the Plan and prior to the exercise thereof in full, the shares subject to but not delivered under such option shall be available for options thereafter granted. The shares under a related option which are surrendered upon the exercise of a Stock Appreciation Right shall be charged against the aggregate number of shares available which may be delivered under the Plan.

        b. Any shares of common stock delivered upon exercise of a Stock Appreciation Right may be unissued shares or treasury shares, as the Board of Directors may from time to time determine, and shall be charged against the aggregate number of shares of stock available for purposes of the Plan.

 5.	Stock Appreciation Rights.  The Committee may also grant
        Stock Appreciation Rights to employees who have been or are granted options under the Plan. In exchange for the surrender in whole or in part of the privilege of exercising the related option to purchase shares of the Company's common stock, the granted Stock Appreciation Right shall entitle an employee to payment of an amount equal to the appreciation in value of the surrendered options (the excess of the fair market value of such options at the time of surrender over their aggregate option price). Such payment may be made in cash, check, or in shares of common stock valued at the fair market value as of the date of the surrender, or partly in cash (or check) and partly in shares of common stock, as determined by the Committee in its sole discretion. The Committee may establish a maximum appreciation value which would be payable under granted rights. For Stock Appreciation Rights exercised during any 10-day window period following



                                  69 of 94
        the Company's release of quarterly financial information, the Committee may, in its sole discretion, establish a uniform fair market value of the Company's common stock for such period. The uniform fair market value shall not be less than the fair market value otherwise available to an optionee and shall not be greater than the highest daily mean price during such 10-day period of the sales prices of the common stock as reported in The Wall Street Journal; provided, however, that with respect to Stock Appreciation Rights granted in connection with Incentive Stock Options, the fair market value shall not exceed the maximum fair market value that may be used without causing the Incentive Stock Option to lose its qualified status under Section 422A of the Code.

 6.	Incentive Stock Options.

        a. An option designated by the Committee as an "Incentive Stock Option" is intended to qualify as an "Incentive Stock Option" within the meaning of Subsection (b) of
                Section 422A of the Code.

        b. An Incentive Stock Option shall not be granted to an individual who on the date of grant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary within the meaning of Section 425(d) of the Code.

        c. An Incentive Stock Option granted prior to January 1, 1987, shall not be exercisable while there is outstanding (within the meaning of Section 422A(c)(7) of the Code) any other Incentive Stock Option within the meaning of Subsection (b)(7) of Section 422A of the Code, which was granted before the granting of such Incentive Stock Option.

        d. As to all Incentive Stock Options granted prior to January 1, 1987, under the terms of this Plan, the aggregate fair market value (determined at the time the Incentive Stock Option is granted) of the stock for which any grantee may be granted Incentive Stock Options in any calendar year shall not exceed $100,000 plus any "unused limit carryover" to such year, determined in accordance with Section 422A(c)(4) of the Code. For all Incentive Stock Options granted after December 31, 1986, the aggregate fair market value (determined at the time the option is granted) of the stock with respect to which Incentive Stock Options are exercisable for the first time by the grantee during any calendar year (under this Plan and all other Incentive Stock Option Plans of the Company and any related or predecessor corporation) shall not exceed $100,000. Any option which exceeds these annual limits shall not qualify as an Incentive Stock Option.



                                  70 of 94

        e. Should Section 422A of the Code be modified during the term of this Plan, the Plan may be amended to conform to such modification, if approved by the Board of Directors, upon recommendation by the Committee.

 7.	Term of Option Period.  The term during which options and
        Stock Appreciation Rights may be granted under this Plan shall expire on October 31, 1988, and the option period during which each option and Stock Appreciation Right may be exercised shall, subject to the provisions of Section 13 hereof, be such period, expiring not later than the tenth anniversary of the date the option or Stock Appreciation Right is granted, as may be determined by the Committee.

 8.	Option Price.  The price at which shares may be purchased
        upon exercise of a particular option shall be such price, not less than 100% of the fair market value of such shares at the time such option is granted, as may be fixed by the Committee.

 9.	Fair Market Value.  Except as otherwise provided, for
        purposes of this Plan fair market value shall be determined under the applicable method provided by Regulations under
        Section 2031 of the Code.

10.	Stock as Form of Exercise Payment.  An employee who owns
        shares of The Boeing Company common stock may use the previously acquired shares, value to be determined as the fair market value, as a form of payment to exercise stock options under the Plan. However, the Committee, in its discretion, may restrict or rescind this right upon notification to the employee-participants in the Plan.

        An option may be exercised with stock only by delivering whole shares of Company stock having a fair market value equal to or less than the exercise price. If an option is exercised by delivery of stock having a fair market value less than the exercise price, the shortfall must be made up in cash.

11.	Exercise of Options and Rights.

        a. Each option and Stock Appreciation Right granted shall be exercisable in whole or in part at any time or from time to time during the option period as the Committee may determine, provided that the election to exercise an option or Stock Appreciation Right shall be made in accordance with applicable Federal laws and regulations, and further provided that each option shall contain a provision that will prevent exercise of the option unless the optionee remains in the employ of the Company or its subsidiary at least one year after the granting of the option.





                                  71 of 94

        b. No option may at any time be exercised with respect to a fractional share or exercised in part with respect to fewer than fifty shares unless less than 50 shares remain in the option grant being exercised. In the event that shares are issued pursuant to the exercise of a Stock Appreciation Right, no fractional shares shall be issued; however, a fractional Stock Appreciation Right exercised for cash may be exercised.

        c. No shares shall be delivered pursuant to the exercise of any option or Stock Appreciation Right, in whole or in part, until qualified for delivery under such securities laws and regulations as may be deemed by the Committee to be applicable thereto and until, in the case of the exercise of an option, payment in full of the option price thereof or stock as a form of payment as provided in Section 10 herein is received by the Company in cash (or check) or stock. No holder of an option or Stock Appreciation Right, or his/her legal representative, legatee, or distributee shall be or be deemed to be a holder of any shares subject to such option or Stock Appreciation Right unless and until he/she has received a certificate or certificates therefor.

12.	Transferability of Options and Rights.  Options and Stock
        Appreciation Rights granted under the Plan may not be transferred except by will or the laws of descent and distribution and, during the lifetime of the employee to whom granted, may be exercised only by him/her or by his/her guardian or legal representative.

13.	Termination of Employment.  The terms and conditions under
        which an option or Stock Appreciation Right may be exercised after the termination of employment shall be determined by the Committee.

14.	Changes in Common Stock.  The aggregate number and class of
        shares on which options may be granted under this Plan, the number and class of shares covered by each outstanding option, and the exercise price per share thereof (but not the total price), and each such option, shall all be proportionately adjusted for any increase or decrease in the number of issued shares of common stock of the Company resulting from a split-up or consolidation of shares or any like capital adjustment or the payment of any such stock dividend, or any other increase or decrease in the number of shares of common stock of the Company without the receipt of consideration by the Company.









                                  72 of 94

15.	Amendment and Discontinuance.  The Board of Directors may
        amend, suspend, or discontinue the Plan, but may not, without the approval of the holders of the Company's common stock, make any amendment thereof which operates: (a) to increase the total number of shares which may be granted under the Plan, (b) to extend the term of the Plan or the maximum option period provided in Section 7 hereof, (c) to decrease the minimum option price provided in Section 8 hereof, or (d) to materially modify the requirements as to eligibility for participation in the Plan. No amendment to the Plan shall, except with the consent of the optionee, adversely affect rights under an option previously granted.

16.	Term of Plan.  The Plan shall become effective October 31,
        1983, subject to the approval by the holders of the Company's common stock at a meeting to be held within one year of the date of adoption of the Plan.









































                                  73 of 94

                           Exhibit  (10) (xii) (a)
            SAR Deferral Arrangement of the Company.  Form of SAR Deferral
                                  Agreement















































                                  74 of 94

                           SAR DEFERRAL AGREEMENT

This Agreement is made this _______ day of _______, 1988, between _______ (the "Employee") and The Boeing Company (the
"Company"), in consideration for the mutual covenants contained herein.

1. Purpose. The purpose of this Agreement is to enable Employee to defer payment of all or a portion of amounts otherwise receivable by Employee upon the exercise of Stock Appreciation Rights ("SARs") that were granted under the Company's 1979 and 1984 Stock Option Plans (the "1979 and 1984 Plans"), whether such SARs were granted with or without accompanying stock options. This Agreement shall apply only to those SARs (hereafter the "Eligible SARs") granted to Employee under the 1979 and 1984 Plans, evidenced by Letter Agreements between Employee and the Company, which are not vested (i.e., exercisable) as of the above date, and for which Employee makes a SAR deferral election under Section 2. To the extent provided herein, this Agreement shall constitute an amendment of the Letter Agreements which relate to the Eligible SARs.

2. SAR Deferral Election. Employee elects and agrees to defer receipt of the amounts (the "SAR Amounts") which would otherwise be paid to Employee upon the exercise of Eligible SARs as provided below:


EXAMPLE:

                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant         Vesting Units          Amount to be Deferred
        ---------         -------------          ---------------------

        1985 grant      SARs vested in 1986     n/a (SARs already vested)
                        SARs vested in 1987     n/a (SARs already vested)
                        SARs to vest 1988       60%
                        SARs to vest 1989       25%
                        SARs to vest 1990       100%

EMPLOYEE ELECTION (to be completed by Employee):


                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant       Vesting Units            Amount to be Deferred
        ---------       -------------            ---------------------

	1983 grant	SARs vested in 1984	n/a (SARs already vested)
                        SARs vested in 1985     n/a (SARs already vested)
                        SARs vested in 1986     n/a (SARs already vested)
                        SARs vested in 1987     n/a (SARs already vested)
                        SARs to vest 1988       ____ %







                                  75 of 94

SAR Deferral
Agreement Page 2



                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant       Vesting Units            Amount to be Deferred
        ---------       -------------            ---------------------
        1984 grant      SARs vested in 1985      n/a (SARs already vested)
                        SARs vested in 1986      n/a (SARs already vested)
                        SARs vested in 1987      n/a (SARs already vested)
                        SARs to vest 1988        ____ %
                        SARs to vest 1989        ____ %


                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant       Vesting Units            Amount to be Deferred
        ---------       -------------            ---------------------
        1985 grant      SARs vested in 1986      n/a (SARs already vested)
                        SARs vested in 1987      n/a (SARs already vested)
                        SARs to vest 1988        n/a (SARs already vested)
                        SARs to vest 1989        ____ %
                        SARs to vest 1990        ____ %


                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant       Vesting Units            Amount to be Deferred
        ---------       -------------            ---------------------
        1986 grant      SARs vested in 1987      n/a (SARs already vested)
                        SARs to vest 1988        ____ %
                        SARs to vest 1989        ____ %
                        SARs to vest 1990        ____ %
                        SARs to vest 1991        ____ %


                                                  Percentage of Each
                                                  Vesting Unit's SAR
        SAR Grant       Vesting Units            Amount to be Deferred
        ---------       -------------            ---------------------
        1987 grant      SARs to vest 1988        ____ %
                        SARs to vest 1989        ____ %
                        SARs to vest 1990        ____ %
                        SARs to vest 1991        ____ %
                        SARs to vest 1992        ____ %











                                  76 of 94

SAR Deferral Agreement
Page 3
Employee agrees that if he exercises any stock options accompanying the Eligible SARs instead of exercising the SARs, then the shares acquired upon exercise of the stock options relating to the SAR Amounts that would otherwise have been deferred pursuant to the above election, shall be restricted in that they may not be sold before the later of January 1 of the calendar year following the date such options were exercised or the day following the 6-month anniversary of the date of exercise.

For purposes of this Section 2, the order of priority for any exercise with respect to a vesting unit shall be as follows:

  (i) For any exercise of SARs, the SAR Amount first shall be deferred up to the number of SARs in the vesting unit multiplied by the deferral percentage, less the number of SARs previously deferred and the number of restricted shares previously acquired in that vesting unit. Any excess SAR Amount not subject to deferral shall be paid to the Employee.

 (ii) For any exercise of stock options, the restriction shall apply to the shares first acquired in that exercise, up to the number of SARs in the vesting unit multiplied by the deferral percentage, less the number of SARs previously deferred and the number of restricted shares previously acquired in that vesting unit. Any additional shares shall not be restricted.
(iii) For any exercise of both SARs and stock options, clause (i) shall first apply.

Employee understands and agrees that his election under this Section 2 is irrevocable. Employee further understands and agrees that to the extent that SARs (including SARs which become vested due to retirement) are exercised after termination of employment, amounts otherwise receivable upon such exercise shall remain subject to any deferral elections made under this Section 2.

3. Payment Election. Employee elects and agrees to receive his deferred SAR Amounts with accumulated interest in annual installments to be paid (Employee to complete Option #1 or #2 below):

Option #1  _______       On or about each January 15 for ___ years (which may
          (initial)      be one or more years), beginning the year after my
                         employment with the Company terminates.

Option #2  _______       On or about each January 15 for ___ years (which may
          (initial)      be one or more years), beginning ___ years (may not
                         exceed 10) after the year in which my employment terminates.

   Employee understands and agrees that he may request a change in the above payment election, but that such request shall be subject to the approval of the Compensation Committee of the Board of Directors (the "Committee").

4. Administration of the Plan. Any SAR Amount deferred under the Plan shall be credited to Employee's account under this Agreement at the time (if

                                  77 of 94

SAR Deferral Agreement
Page 4

   any) the deferred SAR is exercised. As of March 31, June 30, September 30 and December 31 of each year, Employee's account will be credited with interest on all amounts in that account during the preceding quarter.

   Interest will be computed during each calendar year as the mean between the high and the low during the first 11 months of the previous year of yields on Aa Industrial Bonds as reported in the most recent issue of Moody's Industrials as published by Moody's Investors Service, Inc. rounded to the nearest 1/4 of one percent. The Company will notify Employee annually of the established interest rate.

5. Payments. Amounts accumulated under the Plan, together with accumulated interest, shall be paid in annual installments pursuant to the election in Section 3 above. The amount payable to the Employee each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the payment period, by the balance in the account on January 1. The Employee's account shall be debited at the time of payment.

   The Committee, upon determination of a Former Employee's or surviving Beneficiary's permanent and total disability, other hardship or unanticipated and significant change of circumstances beyond the control of the Former Employee or surviving Beneficiary, at the request of the Former Employee, the surviving Beneficiary, or the legal representative of either, may in its sole discretion (i) shorten or lengthen the time before which deferred SAR Amounts may be paid, or (ii) shorten or lengthen the period over which such payments are to be made.

6. Beneficiaries. Employee elects and agrees that upon his death the Company shall pay his account under this Agreement to:

   ____________________________________________________________,
                  (state name and relationship)

   his beneficiary, in annual installments over the number of years, and commencing with the year, selected by Employee under Section 3. This is the "standard" option which will automatically be used unless Employee completes Option #1 or #2 below.


Option #1  _______      To pay ___ % of my account in one lump sum
          (initial)     within 15 months of my death, and to pay the balance
                        (if any) of my account in annual installments over the number of years, and commencing with the year, selected by me under Section 3.

Option #2  _______      To pay ___ % of my account in ___ equal
          (initial)     installments to be spread out as evenly as practicable
                        over the 15-month period following my death, with the balance (if any) of my Account to be paid in annual installments over the number of years, and commencing with the year, selected by me under Section 3.

                                  78 of 94

SAR Deferral Agreement
Page 5


   Employee understands that he may submit a change to any part of the election under this Section 6 at any time, and that such change shall not be subject to Committee approval.

7. Amendment by the Company. This Agreement may be unilaterally amended from time to time by the Committee, but no amendment shall affect the rights of Employee with respect to an election under Section 2 governing SARs which are vested but unexercised at the time of such amendment, without the approval of Employee. Notwithstanding the foregoing, this Agreement may be terminated at any time by the Board of Directors pursuant to Section 8.

   Termination and Suspension. This Agreement will continue in effect until terminated by resolution of the Board of Directors. Such resolution may provide (i) that all amounts accumulated prior to such termination will be paid out to Employee on or about the termination date and that any remaining election under Section 2 will be null and void, or (ii) that all amounts accumulated prior to such termination, and all SAR Amounts thereafter deferred pursuant to an election under Section 2 which pertains to SARs which are vested but unexercised as of the termination date, will continue to be subject to the provisions of the Agreement as if the Agreement had not been terminated, and in such case the Agreement will be considered to be "suspended" until all credited amounts are distributed pursuant to the terms herein, at which time the Agreement's termination will be complete.

9. Employee's and Beneficiary's Rights. SAR Amounts deferred and accumulated interest thereon shall remain the property of the Company and neither Employee nor his Beneficiary shall acquire any property interest in the account or any other assets of the Company, the Employee's and his Beneficiary's right being limited to receiving from the Company payments measured as set forth in this Agreement. The deferral arrangement under this Agreement is unfunded, and to the extent that any Employee or his Beneficiary acquires a right to receive benefits, such right shall be no greater than the right of any unsecured general creditor of the Company.

   The right of Employee, his legal representative, and his Beneficiary, to receive payments under this Agreement shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Employee, his legal representative or Beneficiaries.

10.Powers of the Committee. The Committee shall have full power and authority to construe and interpret this Agreement. Decisions of the Committee shall be final and binding upon all parties, their successors, heirs and assigns. Approval of any changes pursuant to Paragraphs 3 and 5 shall be in the sole discretion of the Committee.





                                  79 of 94

SAR Deferral Agreement
Page 6

11. Contingencies. Employee understands and agrees that this Agreement and Employee's elections hereunder are conditioned upon (i) the Board of Directors agreeing to the form of this Agreement and (ii) the Company obtaining an SEC no-action letter in a form satisfactory to the Company which applies to this Agreement and the elections hereunder. Unless both these contingencies are satisfied, this Agreement and Employee's elections hereunder shall be null and void.


Date: _________________              ______________________________
                                     Employee

                                     ______________________________
                                     Social Security Number

The Boeing Company


By: _______________________




































                                  80 of 94

                           Exhibit  (10) (xii) (b)
            SAR Deferral Arrangement of the Company.  Plan for Employees,
                                 as amended.















































                                  81 of 94

                            SAR DEFERRAL PLAN FOR
                       EMPLOYEES OF THE BOEING COMPANY

1. Purpose. The purpose of the SAR Deferral Plan for Employees of The Boeing Company (the "Plan") is to provide for deferral of payment of all or a portion of amounts otherwise receivable by Employees upon the exercise of Stock Appreciation Rights ("SARs") that are granted under the Company's 1988 and future Stock Option Plans, whether such SARs are granted with or without accompanying stock options.

2. Eligibility. Any Employee granted SARs pursuant to the 1988 and future Stock Option Plans is eligible to elect to participate in the Plan.

3.  Election to Participate.

    a. An eligible Employee may elect to participate in the Plan to defer all or a portion of the amount otherwise receivable upon the exercise of SARs (the "SAR
       Amount") by executing and delivering to the Company an irrevocable election notice (i) before the date of grant of the SARs, or (ii) subject to approval by the Compensation Committee of the Board of Directors (the "Committee"), before the date the Employee becomes vested in the SARs, provided that an election made by this clause (ii) will apply only with respect to SARs that have not become vested (i.e., exercisable) as of the date the election notice is executed and delivered.
       A separate election notice must be executed with respect to each SAR grant that is evidenced by a separate letter agreement. To the extent that SARs (including SARs which become vested due to retirement) are exercised after termination of employment, amounts otherwise receivable upon such exercise shall remain subject to any deferral election made under this
       Section 3.

    b. On each election notice the Employee shall specify, separately for each vesting unit of SARs, the percentage of the SAR Amounts to be deferred if all or part of such SARs are exercised instead of any accompanying stock options (e.g., 25% of the SARs that first become vested in year one, 75% of the SARs that first become vested in year two, and so on). The
       Employee shall also acknowledge that if all or part of the stock options accompanying the SARs are exercised instead of the SARs, then the shares acquired upon exercise of the stock options relating to the SAR
       Amounts that would otherwise have been deferred pursuant to the election shall be restricted in that they may not be sold before the later of January 1 of the calendar year following the date such option was exercised or the day following the 6-month anniversary of the date of exercise.



                                  82 of 94

    c. For purposes of paragraph b above, the order of priority for any exercise with respect to a vesting unit shall be as follows:

         (i) For any exercise of SARs, the SAR Amount first shall be deferred up to the number of SARs in the vesting unit multiplied by the deferral percentage, less the number of SARs previously deferred and the number of restricted shares previously acquired in that vesting unit. Any excess SAR Amount not subject to deferral shall be paid to the Employee.

        (ii) For any exercise of stock options, the restriction shall apply to the shares first acquired in that exercise, up to the number of SARs in the vesting unit multiplied by the deferral percentage, less the number of SARs previously deferred and the number of restricted shares previously acquired in that vesting unit. Any additional shares shall not be restricted.

       (iii) For any exercise of both SARs and stock options, clause
             (i) shall first apply.

    d. On the first election notice executed by an Employee, the Employee shall state the number of years (which may be one or more years) over which the deferred SAR Amounts are to be paid, and shall specify the year in which payments are to commence, which year shall be no earlier than the first calendar year and no later than the tenth calendar year following the calendar year in which an Employee's active employment with the Company terminates. All payments shall be made in annual installments as described in Section 5. The selected number of years for installment payments and the year when such payments are to commence will apply to the SAR Amount being deferred by such election notice and to all future deferrals hereunder; provided, however, that an Employee may subsequently request a change in the number of years selected for installment payments and the year when such payments are to commence. Such request shall be subject to the approval of the Committee, and if approved, shall be applicable to the Employee's total SAR Deferral Account, including past and future SAR Amounts deferred hereunder.

4. Administration of the Plan. Any SAR Amount deferred under the Plan shall be credited to the Employee's SAR Deferral Account at the time (if any) the deferred SAR is exercised. As of March 31, June 30, September 30 and December 31 of each year, a Participant's SAR Deferral Account will be credited with interest on all amounts in that account during the preceding quarter.

   Interest will be computed during each calendar year as the mean between the high and the low during the first 11 months of the previous year of yields on Aa Industrial Bonds as reported in the most recent issue of Moody's Industrials as published by Moody's Investors Service, Inc. rounded to the nearest 1/4 of one percent. The Company will notify Participants annually of the established interest rate.



                                  83 of 94

5. Payments. Amounts accumulated under the Plan, together with accumulated interest, shall be paid in annual installments commencing on or about January 15 of the calendar year following the calendar year in which an Employee's active employment with the Company terminates, unless the Employee elected a later commencement date as provided under Section 3. The amount payable to the Employee each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the payment period, by the balance in the account on January 1. The Employee's account shall be debited at the time of payment.

   The Committee, upon determination of a Former Employee's or surviving Beneficiary's permanent and total disability, other hardship or unanticipated and significant change of circumstances beyond the control of the Former Employee or surviving Beneficiary, at the request of the Former Employee, the surviving Beneficiary, or the legal representative of either, may in its sole discretion (i) shorten or lengthen the time before which deferred SAR Amounts may be paid, or
   (ii) shorten or lengthen the period over which such payments are to be made.

6. Beneficiaries. Participants may designate a Beneficiary or Beneficiaries to receive upon the Participant's death, pursuant to the payment provisions of the following paragraph, the amount otherwise due to the Participant. If no Beneficiary has been designated, all such amounts shall be paid to the Participant's personal representative. Participants may change their designated Beneficiary at any time.

   A Participant may elect in writing to have one or more fixed payments made to any designated Beneficiary. Such payments would be payable within fifteen months of the Participant's death. Any amount remaining in the account will be payable to the Participant's designated Beneficiary in annual installments over the period and commencing with the year selected by the Participant for himself, subject to changes approved by the Committee pursuant to Section 5.

7. Amendment of the Plan. This Plan may be amended from time to time by resolution of the Board of Directors, but no amendment shall affect the rights of Participants hereunder with respect to election notices governing SARs which are vested but unexercised at the time of such amendment.

8. Termination and Suspension of the Plan. This Plan will continue in effect until terminated by resolution of the Board of Directors. Such resolution may provide (i) that all amounts accumulated prior to such termination will be paid out to all Participants on or about the termination date and that any outstanding SAR deferral election notices will be null and void, or (ii) that all amounts accumulated prior to such termination, and all SAR Amounts thereafter deferred pursuant to election notices executed prior to the termination date and which pertain to SARs which are vested but unexercised as of the termination date, will continue to be subject to the provisions of the Plan as if the Plan had not been terminated, and in such case the Plan will be considered to be "suspended" until all credited amounts are distributed pursuant to the terms of the Plan, at which time the Plan's termination will be complete.


                                  84 of 94

9. Participant's and Beneficiary's Rights. SAR Amounts deferred and accumulated interest thereon shall remain the property of the Company and no Participant or Beneficiary shall acquire any property interest in the account or any other assets of the Company, the Participant's or Beneficiary's right being limited to receiving from the Company payments measured as set forth in this Plan. The Plan is unfunded, and to the extent that any Participant or Beneficiary acquires a right to receive benefits, such right shall be no greater than the right of any unsecured general creditor of the Company.

   The right of a Participant, his legal representative, and any Beneficiary or Beneficiaries designated by him, to receive payments under this Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant, his legal representative or Beneficiaries.

10.Powers of the Committee. The Committee shall have full power and authority to construe and interpret this Plan. Decisions of the Committee shall be final and binding upon all parties, their successors, heirs and assigns. Approval of any changes pursuant to Paragraphs 3 and 5 shall be in the sole discretion of the Committee.




































                                  85 of 94

                    Exhibit  (99) Additional Exhibits (i)
                   Commercial Program Method of Accounting
















































                                  86 of 94

                                EXHIBIT (99)
                   Commercial Program Method of Accounting



The Company's accounting practice relative to its major commercial aircraft programs is a method of accounting developed through industry practice beginning in the 1960s, but is not specifically addressed in formal accounting standards such as statements of financial accounting standards by the Financial Accounting Standards Board. Although this specialized accounting method is not specifically addressed in existing standards, in 1974 the Securities and Exchange Commission (SEC) codified, through Accounting Series Release No. 164, specifically delineated disclosure requirements for the program method of accounting, following the SEC's formal due process procedures.

The Company's commercial aircraft program method of accounting is described in
Note 1, "Summary of Significant Accounting Policies - Contract and Program Accounting," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1995. The relevant disclosure in
Note 1 is as follows:

  Commercial jet transport programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for all commercial jet transport programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial jet transport programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries for the next three to five years, although the initial program quantity for new programs will normally include orders and deliveries over periods up to ten years. The initial program quantity for the new 777 program has been established at 400 units, the same initial program quantity as for the 747 program in 1969 and for the 767 and 757 programs in 1982. The commercial program method of accounting, an industry-developed practice adopted by the Company in the 1960s and applied to all commercial jet transport programs since that time, requires the demonstrated ability to reliably estimate and manage the cost-revenue relationship for the defined program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet transport programs normally have lower operating profit margins than established programs. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries comprising the program quantity.

Related disclosures are included in Note 3, "Inventories," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1995. Specific disclosures are limited to those programs for which deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders are material in amount.




                                  87 of 94

The accounting theory underlying the program method of accounting is essentially the same as "contract accounting," which is addressed in the AICPA Statement of Position 81-1. The important difference in methodology is the definitional size of the "accounting contract" over which costs are averaged. The program "accounting contract" is not limited to production units under contract (as is normally the case with contract accounting), but rather is often based on a quantity in excess of the units covered by firm backlog. The Company began using the program method of accounting over 30 years ago, and has applied the accounting method to all its major commercial programs (707, 727, 737, 747, 757, 767 and 777), and only its major commercial programs.

The program method of accounting was originally applied by the Company in connection with the 707 program to provide an appropriate matching of sales and cost of sales. The Company believes the application of the program method of accounting is appropriate only under certain circumstances, typically for production programs having the following characteristics:

  (a) The production program represents a major commitment of the Company based on an evaluation of the estimated overall rate of return or profitability of the program as a whole. (Initial contractual orders are normally not adequate to allow for recovery of the related production costs.)

  (b) Initial and early production stages require investment of substantial resources relative to the Company's financial position. Due to the nature of the production item (generally involving high technology, labor intensive processes), earlier production units require substantially more effort (labor and non-labor resources) than subsequent units such that an improvement curve benefit will be realized with significant cost implications over a period of several years. Design and fabrication of special tools and equipment are commonly necessary, for which virtually no economic benefits can be realized other than in connection with the particular production program.

  (c) Because of market constraints or competitive factors, the substantial investment of resources can only be recovered over a several-year market quantity. Sales prices are principally market determined, and are relatively constant in real terms over the program life.

  (d) Because of the substantial and long-term investment of resources necessary for such production programs, which normally includes significant pre-production design and developmental costs, the market will have no more than a few producers for that basic product.

Proposed criteria for use of the program method of accounting were documented in a 1980 AICPA Task Force draft of a proposed Statement of Position on "Program Accounting." The Company believes that the proposed criteria for use, as outlined below, provide appropriate guidance:









                                  88 of 94

Criteria for Use of Program Accounting

1) The program method of accounting may be used in circumstances in which a contractor has invested substantial resources to design and produce multiple units of a product that

    o requires substantial research and development as well as initial production tooling and facility costs unique to its production,

    o is based on anticipation of decreasing unit costs arising from the effects of a learning curve,

    o requires a substantial period to produce the number of units in the program, and

    o is intended to be sold on the basis of level pricing, which requires that the pricing of the product, except for the effects of changes in the general price level, will be level over all units or will correlate closely with changes in the specific prices of direct costs of production.

2) At the beginning of a program the Company will have identified a number of anticipated customers, but will have obtained firm contracts for the production and delivery of a number of units of the product that will not, by themselves, permit recovery of the initial and early investment in the production effort. The program accounting method may be used only if a contractor

    o can demonstrate a demand for the product expressed in a number of units, or a range of the number of units, over the program's estimated sales life that will permit recovery of costs incurred under the program,

    o  has previously financed and produced similar products,

    o has documented its ability to finance and produce the program product, and

    o is able to make reasonably dependable estimates of (a) the number of units to be produced and sold, (b) the length of time to produce and sell them, and (c) their associated production costs, revenues and gross margin.

The Company believes that the above stringent criteria are necessary for the appropriate application of program accounting, and the Company's use of program accounting is consistent with these criteria.












                                  89 of 94

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                             (All Wholly-Owned)


                                                Place of           Date
Name                                            Incorporation      Incorporated
-------------------------------------------------------------------------------

Aileron Inc.                                    Delaware           1989
Aldford Limited*                                Bermuda            1993
Aldford-1 Corporation                           Delaware           1993
Amwell Limited*                                 Bermuda            1993
Amwell-1 Corporation                            Delaware           1993
Andsell Limited*                                Bermuda            1993
Andsell-1 Corporation                           Delaware           1993
ARGOSystems, Inc.                               California         1969
Arneway Limited*                                Bermuda            1993
Arneway-1 Corporation                           Delaware           1993
Astro Limited                                   Bermuda            1975
Astro-II, Inc.                                  Vermont            1984
Beaufoy Limited*                                Bermuda            1993
Beaufoy-1 Corporation                           Delaware           1993
BCS Richland, Inc.                              Washington         1975
BE&C Engineers, Inc.                            Delaware           1978
Boeing Aerospace Operations, Inc.               Washington         1972
Boeing Agri-Industrial Company                  Oregon             1973
Boeing Canada Technology Ltd.*                  Ontario            1929
Boeing China, Inc.                              Delaware           1986
Boeing Commercial Space Company                 Delaware           1987
BOEING DEFENSE & SPACE-CORINTH CO.              Delaware           1987
BOEING DEFENSE & SPACE-IRVING CO.               Delaware           1979
Boeing Defense & Space - Oak Ridge, Inc.        Delaware           1980
Boeing Domestic Sales Corporation               Washington         1974
Boeing Equipment Holding Company                Washington         1968
Boeing Financial Corporation                    Washington         1965
Boeing Georgia, Inc.                            Delaware           1980
Boeing Information Services, Inc.               Delaware           1981
Boeing International Corporation                Delaware           1953
Boeing International Sales Corporation          Washington         1971
Boeing Investment Company, Inc.                 Delaware           1985
Boeing Leasing Company                          Delaware           1988
Boeing Louisiana, Inc.                          Delaware           1986
Boeing Middle East Limited                      Delaware           1982
Boeing Nevada, Inc.                             Delaware           1989
Boeing of Canada Ltd.                           Delaware           1986
Boeing Offset Company, Inc.                     Delaware           1985


*   Second-tier subsidiaries
**  Third-tier subsidiaries






                                  90 of 94

                     The Boeing Company and Subsidiaries

                             (All Wholly-Owned)


                                                Place of           Date
Name                                            Incorporation      Incorporated
-------------------------------------------------------------------------------

Boeing Operations International, Incorporated   Delaware           1981
Boeing Petroleum Services, Inc.                 Delaware           1984
Boeing Precision Gear, Inc.                     Delaware           1994
Boeing Sales Corporation                        Guam               1984
Boeing Sales Corporation, Limited               Bermuda            1993
Boeing Technology International, Inc.           Washington         1973
Braham Limited*                                 Bermuda            1993
Braham-1 Corporation                            Delaware           1993
Energy Enterprises, Inc.                        Delaware           1991
Gainford Limited*                               Bermuda            1993
Gainford-1 Corporation                          Delaware           1993
Gaucho-1 Inc.                                   Delaware           1994
GAUCHO-2 Inc.                                   Delaware           1994
Grape Limited*                                  Bermuda            1993
Grape Corporation                               Delaware           1993
Hanway Corporation                              Delaware           1993
Longacres Park, Inc.                            Washington         1948
Mandarin-1 Corporation                          Delaware           1993
Mandarin-2 Corporation                          Delaware           1993
Mandarin-3 Corporation                          Delaware           1993
Mandarin-4 Corporation                          Delaware           1993
Mandarin-5 Corporation                          Delaware           1993
Mandarin-6 Corporation                          Delaware           1993
Montana Aviation Research Company               Delaware           1991
RGL-1 Corporation                               Delaware           1993
RGL-2 Corporation                               Delaware           1993
RGL-3 Corporation                               Delaware           1993
RGL-4 Corporation                               Delaware           1993
RGL-5 Corporation                               Delaware           1993
RGL-6 Corporation                               Delaware           1993
Rainier Aircraft Leasing, Inc.                  Delaware           1992
UTL Canada, Inc.*  (in process of dissolution)  Canada             1987
Wingspan, Inc.*                                 Delaware           1994
2433265 Manitoba Ltd.**                         Manitoba           1989
692567 Ontario Limited*                         Ontario            1986
757UA, Inc.*                                    Delaware           1989
767ER, Inc.                                     Delaware           1987



*   Second-tier subsidiaries
**  Third-tier subsidiaries






                                  91 of 94

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Sales by industry segment:
A bar chart for the five years 1991-1995 indicating sales by industry segment (Dollars in billions):

                          1991    1992    1993    1994    1995

Commercial Aircraft      22.970  24.133  20.568  16.851  13.933
Defense and Space         6.344   6.051   4.870   5.073   5.582

Total                    29.314  30.184  25.438  21.924  19.515



Graphic and image material item Number 2

Commercial aircraft sales by geographic region:
A bar chart for the five years 1991-1995 indicating sales by type of customer (Dollars in billions):

                          1991    1992    1993    1994    1995

United States             5.851   7.205   6.371   5.490   6.813
Asia                      5.179   6.772   8.741   7.215   4.658
Europe                    8.300   6.953   4.416   2.994   1.381
Oceania                   1.654   1.908   0.631   0.884   0.482
Other                     1.986   1.295   0.409   0.268   0.599

Total                    22.970  24.133  20.568  16.851  13.933



Graphic and image material item Number 3

Net earnings:
A bar chart of net earnings for the five years 1991-1995 (Dollars in billions):

1991 - 1.567; 1992 - 1.554(*); 1993 - 1.244; 1994 - 0.856; 1995 - 0.393 (1)

(*) Exclusive of the cumulative effect of the accounting change for retiree health care.

(1) Excluding special retirement program charge, 1995 - .783








                                  92 of 94

Graphic and image material item Number 4

Research and development expensed:
A bar chart of research and development expensed for the five years 1991-1995 (Dollars in billions):

1991 - 1.417; 1992 - 1.846; 1993 - 1.661; 1994 - 1.704; 1995 - 1.267



Graphic and image material item Number 5

Contractual backlog:
A bar chart for the five years 1991-1995 indicating contractual backlog (Dollars in billions):

                         1991    1992    1993    1994    1995

Commercial Aircraft     92.161  81.991  69.000  60.614   66.540
Defense and Space        5.755   5.939   4.528   5.696    5.805

Total                   97.916  87.930  73.528  66.310   72.345



Graphic and image material item Number 6

Property, plant and equipment -- net additions:
A bar chart for the five years 1991-1995 indicating property, plant and equipment -- net additions and depreciation (Dollars in billions):

                         1991    1992    1993    1994    1995

Net additions            1.850   2.160   1.317   0.795   0.629
Depreciation             0.768   0.870   0.953   1.081   0.976



Graphic and image material item Number 7

Customer financing -- net changes:
A bar chart for the five years 1991-1995 indicating customer financing - net additions (Dollars in billions):

                         1991    1992    1993    1994    1995

Net additions            0.100   1.140   0.934   0.205  (1.399)











                                  93 of 94

Graphic and image material item Number 8
Worldwide airline industry core operating profits:
A bar chart for the 20 years 1975 - 1995 indicating worldwide airline industry core operating profits (Dollars in billions):

 1975     1976     1977     1978     1979     1980     1981     1982     1983
 0.730    2.156    2.629    3.070    0.736   (0.634)  (0.692)  (0.160)   2.000

 1984     1985     1986     1987     1988     1989     1990     1991     1992
 5.100    4.100    4.600    7.200   10.200    7.600   (1.500)  (0.500)  (1.500)

 1993     1994     1995*
 2.500    8.000   11.700

*  Estimate


Graphic and image material item Number 9
Procurement budget - Department of Defense and NASA:
A bar chart for the six years 1990 - 1995 indicating Procurement budgets - Department of Defense and NASA (Dollars in billions):

1990 - 135.0; 1991 - 126.0; 1992 - 117.0; 1993 - 107.0; 1994 - 94.0;1995 - 94.0



































                                  94 of 94