Form 10-Q
period 1996-03-31
BOEING CO
filed 1996-05-13
CIK 12927

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





                       For the quarterly period ended
                               March 31, 1996


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

As of April 30, 1996, there were 346,095,407 shares of common stock, $5.00 par value, issued and outstanding.

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


                                                             Three months ended
                                                                   March 31
- -------------------------------------------------------------------------------
                                                               1996        1995
- -------------------------------------------------------------------------------
Sales and other operating revenues                           $4,293      $5,037
Costs and expenses                                            4,139       4,811
- -------------------------------------------------------------------------------
Earnings from operations                                        154         226
Other income, principally interest                               57          31
Interest and debt expense                                       (41)        (40)
- -------------------------------------------------------------------------------
Earnings before federal taxes on income                         170         217
Federal taxes on income                                          51          36
- -------------------------------------------------------------------------------
Net earnings                                                 $  119      $  181
===============================================================================






Earnings per share                                            $ .35       $ .53
===============================================================================

Cash dividends per share                                      $ .25       $ .25
===============================================================================

















               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)

                                                        March 31    December 31
                                                            1996           1995
- -------------------------------------------------------------------------------
                                                     (Unaudited)
Assets
- -------------------------------------------------------------------------------
Cash and cash equivalents                                $ 4,387        $ 3,730
Short-term investments                                       145
Accounts receivable                                        1,427          1,470
Current portion of customer financing                         75            205
Deferred income taxes                                        748            840
Inventories                                               14,791         14,001
  Less advances and progress billings                     (7,568)        (7,068)
- -------------------------------------------------------------------------------
    Total current assets                                  14,005         13,178
Customer financing                                         1,133          1,660
Property, plant and equipment, at cost                    13,855         13,744
  Less accumulated depreciation                           (7,465)        (7,288)
Deferred income taxes                                         97             58
Other assets                                               1,049            746
- -------------------------------------------------------------------------------
                                                         $22,674        $22,098
===============================================================================

Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------
Accounts payable and other liabilities                   $ 6,728        $ 6,245
Advances in excess of related costs                          621            510
Income taxes payable                                         360            389
Current portion of long-term debt                             23            271
- -------------------------------------------------------------------------------
    Total current liabilities                              7,732          7,415
Accrued retiree health care                                2,484          2,441
Long-term debt                                             2,338          2,344
Shareholders' equity:
 Common shares, par value $5.00 -
 600,000,000 shares authorized;
 349,256,792 shares issued                                 1,746          1,746
 Additional paid-in capital                                  641            615
 Retained earnings                                         7,865          7,746
 Less treasury shares, at cost -
  1996 - 3,307,967; 1995 - 5,304,135                        (132)          (209)
- -------------------------------------------------------------------------------
    Total shareholders' equity                            10,120          9,898
- -------------------------------------------------------------------------------
                                                         $22,674        $22,098
===============================================================================





               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                             Three months ended
                                                                  March 31
- -------------------------------------------------------------------------------
                                                             1996          1995
- -------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                             $  119        $  181
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                             240           265
    Changes in assets and liabilities -
      Short-term investments                                 (145)          559
      Accounts receivable                                      43            50
      Inventories, net of advances and progress billings     (290)         (330)
      Accounts payable and other liabilities                  569           418
      Advances in excess of related costs                     111           (48)
      Income taxes payable and deferred                        24           157
      Other assets                                           (303)         (350)
      Accrued retiree health care                              43            37
- -------------------------------------------------------------------------------
       Net cash provided by operating activities              411           939
- -------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                                (48)         (173)
  Customer financing reductions                               691           236
  Plant and equipment, net additions                         (160)         (224)
- -------------------------------------------------------------------------------
       Net cash provided (used) by investing activities       483          (161)
- -------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                             (254)           (3)
  Shareholders' equity -
    Cash dividends paid                                       (86)          (85)
    Stock options exercised, other                            103            14
- -------------------------------------------------------------------------------
        Net cash used by financing activities                (237)          (74)
- -------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     657           704
Cash and cash equivalents at beginning of year              3,730         2,084
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter            $4,387        $2,788
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

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1996, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 344.8 million and 341.0 million for the three-month periods ended March 31, 1996 and 1995. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The provisions for federal taxes on income for the three-month periods ended March 31, 1996 and 1995, were reduced by $9 and $18 applicable to Foreign Sales Corporation tax benefits and by $0 and $23 applicable to research and experimentation credit, representing combined reductions of 5.3% and 18.9%, respectively, from the statutory tax rate.

Income tax payments (refunds) were $0 and $(124) for the three months ended March 31, 1996 and 1995.


Note 4 - Accounts Receivable

Accounts receivable consisted of the following:

                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Accounts receivable under U.S.  Government contracts  $1,024             $1,059
Accounts receivable from commercial
 and foreign military customers                          403                411
- -------------------------------------------------------------------------------
                                                      $1,427             $1,470
===============================================================================

Note 5 - Inventories

Inventories consisted of the following:

                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                 $13,821            $13,107
Commercial spare parts, general stock
 materials and other                                     970                894
- -------------------------------------------------------------------------------
                                                     $14,791            $14,001
===============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Notes receivable                                      $  159             $  721
Investment in sales-type leases                          400                351
Operating lease aircraft, at cost, less
 accumulated depreciation of $340 and $326               674                688
- -------------------------------------------------------------------------------
                                                       1,233              1,760
Less valuation allowance                                (100)              (100)
- -------------------------------------------------------------------------------
                                                      $1,133             $1,660
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first three months of 1996 and 1995 included interest income of $15 and $50 associated with notes receivable and sales-type leases.


Note 7 - Other Assets

Other assets consisted of the following:
                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Prepaid pension expense                               $1,003               $698
Investments, other                                        46                 48
- -------------------------------------------------------------------------------
                                                      $1,049               $746
===============================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Accounts payable                                      $3,098             $3,017
Accrued compensation and employee benefit costs        1,302              1,374
Lease and other deposits                                 849                508
Other                                                  1,479              1,346
- -------------------------------------------------------------------------------
                                                      $6,728             $6,245
===============================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                    March 31        December 31
                                                        1996               1995
- -------------------------------------------------------------------------------
Unsecured debentures and notes:
 8 3/8% due Mar. 1, 1996                              $                  $  250
 6.35% due Jun. 15, 2003                                 299                299
 8 1/10% due Nov. 15, 2006                               175                175
 8 3/4% due Aug. 15, 2021                                398                398
 7.95% due Aug. 15, 2024                                 300                300
 7 1/4% due Jun. 15, 2025                                247                247
 8 3/4% due Sep. 15, 2031                                248                248
 8 5/8% due Nov. 15, 2031                                173                173
 7.50% due Aug. 15, 2042                                 100                100
 7 7/8% due Apr. 15, 2043                                173                173
 6 7/8% due Oct. 15, 2043                                125                125
Other notes                                              123                127
Less current portion                                     (23)              (271)
- -------------------------------------------------------------------------------
                                                      $2,338             $2,344
===============================================================================

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,575 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $55 and $55 for the three-month periods ended March 31, 1996 and 1995, and interest payments were $60 and $57, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1996 and 1995, consisted of the following:

(Shares in thousands)
- -------------------------------------------------------------------------------
                              Common Stock
                              ------------  Additional           Treasury Stock
                                       Par    Paid-In  Retained  --------------
                              Shares Value    Capital  Earnings  Shares  Amount
- -------------------------------------------------------------------------------
Balance - December 31, 1994  349,257  $1,746   $586      $7,696  8,378    $(328)
- -------------------------------------------------------------------------------
Net earnings                                                181
Treasury shares issued for
 incentive stock plans, net                      (4)              (369)      15
Tax benefit related to
 incentive stock plans                            2
Stock appreciation rights
 expired or surrendered                           1
- -------------------------------------------------------------------------------
Balance - March 31, 1995     349,257  $1,746   $585      $7,877  8,009    $(313)
===============================================================================

- -------------------------------------------------------------------------------
Balance - December 31, 1995  349,257  $1,746   $615      $7,746  5,304    $(209)
- -------------------------------------------------------------------------------
Net earnings                                                119
Treasury shares issued for
 incentive stock plans, net                      (2)            (1,995)      77
Tax benefit related to
 incentive stock plans                           25
Stock appreciation rights
 expired or surrendered                           3
- -------------------------------------------------------------------------------
Balance - March 31, 1996     349,257  $1,746   $641      $7,865  3,309    $(132)
===============================================================================

Note 11 - Contingencies

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

REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of March 31, 1996, and the consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.


INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of net earnings and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1995, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

April 29, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Sales of $4.3 billion for the first quarter of 1996 were 15% below sales for the comparable period of 1995 due to fewer commercial jet transport deliveries. A total of 40 commercial jet transports were delivered, compared with 59 in the first three months of 1995. During the first quarter of 1996 deliveries for all models were limited by the recovery in production rates following the 10-week labor strike by the International Association of Machinists in the fourth quarter of 1995.

Sales by business segment were as follows ($ in millions):

                                               First Quarter
                                              1996       1995
                                            ------     ------
            Commercial aircraft             $3,016     $3,685
            Defense and space                1,277      1,352
                                            ------     ------
                                  Total     $4,293     $5,037
                                            ======     ======

Commercial jet transport deliveries were as follows:

                                               First Quarter
                      Model                   1996       1995
                                              ----       ----
                       737                      15         29
                       747                       3          8
                       757                       7         14
                       767                       7          8
                       777                       8          -
                                                --         --
                                  Total         40         59
                                                ==         ==

Net earnings of $119 million for the first three months of 1996 were 34% below earnings for the comparable period in 1995, principally due to fewer commercial aircraft deliveries and a higher effective income tax rate. Partially offsetting the earnings effect of the lower first quarter sales were a lower level of research and development expense and increased corporate investment income. Research and development expense totaled $293 million for the quarter, compared with $404 million for the same period of 1995.

 ___________________________________________________________________________
|Forward-Looking Information Is Subject To Risk And Uncertainty             |
|Certain statements in the financial discussion and analysis by management  |
|contain "forward-looking" information that involves risk and               |
|uncertainty, including projections for deliveries, sales and research and | |development, or other trend projections. Actual future results and trends | |may differ materially depending on a variety of factors, including the | |Company's successful execution of internal performance plans; product |
|performance risks associated with regulatory certifications of the         |
|Company's commercial aircraft by the U.S. Government and foreign           |
|governments; other regulatory uncertainties; collective bargaining labor   |
|disputes, performance issues with key suppliers and subcontractors;        |
|governmental export and import policies; factors that result in            |
|significant and prolonged disruption to air travel worldwide; global trade | |policies; worldwide political stability and economic growth; changing | |priorities or reductions in the U.S. Government defense and space budget; | |termination of government contracts due to unilateral government action or |
|failure to perform; and legal proceedings.                                 |
|___________________________________________________________________________|

The effective tax rate for the first quarter of 1996 was 30.0%, compared with 16.6% for the first quarter of 1995. The higher effective tax rate for the first quarter of 1996 was due to the expiration of research and experimentation tax credits.

The overall operating earnings margin, exclusive of research and development expense, was 10.4% for the first quarter of 1996, compared with 12.5% for the first quarter of 1995. The lower margin was primarily attributable to a model mix of commercial aircraft deliveries that included 8 777s in the first quarter of 1996, compared with no 777s in the first quarter of 1995 when the 777 was in the certification process. With regard to the 777 program, new commercial jet transport programs normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of the program.

Approximately 60 commercial aircraft deliveries are planned for the second quarter, and 215 are currently projected for the year. Total sales for 1996 are currently projected to be in the $22 billion range, compared with $19.5 billion in 1995. Research and development expense for the full year 1996 is currently projected to be in the $1.2 billion range, compared with $1.3 billion for 1995.

Airline order activity continues to be encouraging, reflecting the continued growth in passenger traffic in all major airline markets and good profitability levels being experienced by the airline industry as a whole. During the first quarter, the Company announced increases in planned aircraft production rates on the 737, 747 and 757 models to take effect in 1997. Current monthly production of 18.5 aircraft per month is planned to increase to 27 per month by mid-1997.

Significant orders totaling 180 commercial jet transports were announced in the first quarter and included orders for every model in the Boeing airplane family. Largest among these were from GE Capital Aviation Services (GECAS) for 107 aircraft consisting of 5 777s, 20 current-model 737s and 82 next-generation 737-600/700/800s; and from Malaysia Airlines for 15 777s and 10 long-range 747-400s. International Lease Finance

Corporation (ILFC) has increased its future fleet of Boeing 777s by ordering an additional 18 aircraft, and Trans World Airlines (TWA) will purchase 10 757s directly from Boeing.

Program development continues on schedule for the longer-range 777-200 and stretched version 777-300 of the 777 family. During the first quarter the Rolls-Royce Trent 800 engine for the Boeing 777 was awarded its type certificates by the Federal Aviation Administration (FAA) and Europe's Joint Aviation Authority (JAA). In March the FAA gave approval for the General Electric GE-90-powered 777 to begin the 1000-cycle Extended Twin Operations (ETOPS) flight test program.

Developments during the first quarter in the Company's defense and space segment included the first flight of the Boeing/Sikorsky joint venture prototype RAH-66 Comanche reconnaissance attack helicopter and receipt of a $345 million contract to upgrade the E-3 Airborne Warning and Control System (AWACS) radar system for the U.S. Air Force, NATO, and the United Kingdom.


Liquidity and Capital Resources

Cash and short-term investments increased by $802 million during the first three months of 1996, largely due to the sell-off of customer financing notes receivable. Although further sell-off of customer financing assets will occur as circumstances allow, there may also be new customer financings related to outstanding commitments. Inventory levels will continue to increase as the production rates build.

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $4.5 billion at March 31, 1996, and total long-term debt at 19% of total shareholders' equity plus debt. On March
1, 1996, the Company paid down $250 million of debt that matured on that date. The Company continues to maintain its $2.0 billion revolving credit line, which had been reduced from $3.0 billion in the third quarter of 1995.


Backlog

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract values) was as follows ($ in billions):

                                          March 31    Dec. 31
                                              1996       1995
                                          --------    -------
               Commercial aircraft           $74.6      $66.5

               Defense and space               5.6        5.8
                                             -----      -----
                                   Total     $80.2      $72.3
                                             =====      =====

Unobligated U.S. Government contract values not included in backlog totaled $7.5 billion at March 31, 1996, and $7.6 billion at December 31, 1995.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 11 to the Consolidated Financial Statements for a discussion of the Peace Shield termination.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Shareholders was held on April 29, 1996.

        (c) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 1999. The votes were as follows (in thousands):
                                                       For         Withheld
                                                     -------       --------
                Robert A. Beck                       284,289          2,974
                Philip M. Condit                     284,496          2,768
                John B. Fery                         284,431          2,832
                Donald E. Petersen                   284,379          2,884

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits: (10) Material Contracts.
                        Management Contracts and Compensatory Plans.
                         (i) Supplemental Benefit Plan for Employees of The
                             Boeing Company. Plan, as amended February 26, 1996. Filed herewith.
                        (ii) Deferred Compensation Plan for Employees of The
                             Boeing Company. Plan, as amended February 26, 1996. Filed herewith.
                       (iii) Supplemental Retirement Plan for Executives of The
                             Boeing Company. Plan, as amended February 26, 1996. Filed herewith.
                       (15) Letter from independent accountants regarding unaudited interim financial Information. Page 15.
        (b)  Reports on Form 8-K:
                       No reports on Form 8-K were filed during the quarter covered by this report.

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE BOEING COMPANY
                                        ------------------
                                           (Registrant)

     May 10, 1996                        /s/ Gary W. Beil
     -----------                        -------------------
       (Date)                               Gary W. Beil
                                    Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information
                     The Boeing Company and Subsidiaries

The consolidated statement of financial position as of March 31, 1996, the consolidated statements of net earnings for the three-month periods ended March 31, 1996 and 1995, and the statements of cash flows for the three-month periods ended March 31, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.








April 29, 1996


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended March 31, 1996 and 1995, as indicated in our report dated April 29, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, 33-58798, and 333-03191 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

                              Exhibit (10) (i)
                          SUPPLEMENTAL BENEFIT PLAN
                              FOR EMPLOYEES OF
                             THE BOEING COMPANY


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

Section 2.  Eligibility and Participation.

Participation and eligibility shall be limited to those Executive Payroll (formerly known as 90-Series) employees of the Company, or an affiliate or subsidiary, who are participants in the Company's Employee Retirement Plan, Voluntary Investment Plan or Financial Security Plan and whose benefits thereunder are affected by the limitations on benefits or contributions imposed by Section 415 and 401(a)(17) of the Code. Such persons shall be referred to as Participants.

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

                              Exhibit (10) (ii)
                       DEFERRED COMPENSATION PLAN FOR
                       EMPLOYEES OF THE BOEING COMPANY


1.	Purpose.  The purpose of the Deferred Compensation Plan for Employees of
        The Boeing Company (the "Plan") is to provide a means by which eligible employees may defer payment of base salaries and of awards made under the Company's Incentive Compensation Plan (the "ICP").

2. Eligibility. Any Executive Payroll employee, including those employed by an affiliate or subsidiary of the Company which, pursuant to the provisions prescribed therein, has adopted The Boeing Company Employee Retirement Plan, the Voluntary Investment Plan and the Employee Financial Security Plan, shall be eligible to participate in this Plan; provided, that the Committee shall designate those Executive Payroll employees who are eligible to elect salary deferrals hereunder.

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

	The payment options (in the case of payments to be made over 2 or more years) shall be as follows:

                Approximate Equal Option. The amount payable to the Participant each year shall be computed by the Company so that the aggregate amount of cash or stock in a Participant's account under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made; or

                Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account on January 1 of such year.

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

	Except as provided below with respect to the Stock Unit accounts of Participants subject to Section 16, a Participant may request that amounts credited to his account under the Plan be distributed prior to the termination of his employment with the Company, or that an approved method of payment of his Plan account be changed. Any such request shall set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. Any request for a distribution prior to termination of employment must be submitted to the Committee by no later than December l of the year prior to the year in which the distribution is requested to be made. No request for distribution prior to termination of employment will be approved if the Participant also has elected to defer any portion of an award under the Company's Incentive Compensation Plan to be made in the calendar year in which the requested distribution is to be made. A Participant may request that any or all amounts accumulated under this Plan be distributed except for any amounts, and any interest or dividends credited thereon, which were deferred in the calendar year in which the request for distribution is submitted. To the extent required for exemption under Section 16, distributions prior to termination of employment shall not be permitted under this Plan from amounts deferred to a Stock Unit account by a Participant who is subject to Section 16, except in the case of the Participant's disability. Disability, for these purposes, shall mean a condition entitling the Participant to Disability Retirement under the Company's Retirement Plan. For Participants subject to Section 16, no change to the timing of or payment option for payments from a Stock Unit account shall be considered or allowed during the period the Participant is subject to
        Section 16 and for any required Section 16 reporting period thereafter.

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

                             Exhibit (10) (iii)

                        SUPPLEMENTAL RETIREMENT PLAN
                              FOR EXECUTIVES OF
                             THE BOEING COMPANY



Section 1.  Purpose of the Plan.

The Supplemental Retirement Plan for Executives of The Boeing Company was established effective July 1, 1980. Its sole purpose is to provide a retirement benefit for a select group of management or highly compensated employees of The Boeing Company (the Company) supplemental to the benefits provided by the Company's Employee Retirement Plan. The prior Plan is amended effective February 26, 1996, to read as set forth in this Plan document.

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

Effective January 1, 1991, Final Average Monthly Total Earnings means the sum of
(a) Final Average Monthly Earnings as defined in the Retirement Plan without regard to the compensation limitation under Code Section 401(a)(17), and (b) the sum of the five highest awards made to the employee under the Incentive Compensation Plan during the last ten calendar years preceding his retirement date divided by sixty. If fewer than five awards are made, then the sum of all awards made during the last ten calendar years preceding retirement will be used in computing (b) above.

For purposes of the computations under clause (b) above, an employee's Incentive Compensation Plan award includes:

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

        (iv) Incentive Stock Unit awards made pursuant to the Incentive Stock Plan for Employees at their Fair Market Value as of the date of the award, determined as provided in the grant of the Incentive Stock Unit award; provided that, Incentive Stock Unit awards that have been forfeited pursuant to the terms of such award shall be excluded from the computation under clause (b) above.

Section 3. Eligibility.

Eligibility for the accrual of a Supplemental Benefit under this Plan is limited to employees of the Company, and employees of an affiliate or subsidiary of the Company which, pursuant to the provisions prescribed therein, has adopted The Boeing Company Employee Retirement Plan, the Voluntary Investment Plan and the Employee Financial Security Plan, either on the active payroll or on approved leave of absence, on or at any time after July 1, l980, who were also members of the Incentive Compensation Plan (Executive Payroll, formerly known as 90-Series Grades) as of July 1, 1980, or who became members of the Incentive Compensation Plan at a later date.

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



        (b) Excess Benefit. A monthly amount based on .5% of Final Average Monthly Total Earnings in excess of Covered Compensation divided by twelve. This amount is multiplied by Credited Service and then by the appropriate Early Retirement Reduction Factor. The Early Retirement Reduction Factor is based on the employee's age in completed months on the date of retirement. The appropriate factors as follows:

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

Section 7.  Nonassignability.

The Supplemental Benefit shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, charge, execution, attachment, garnishment or any other legal process. Any attempt to take any such action shall be void and shall authorize the Retirement Committee, in its sole and absolute judgment, to forfeit all further right and interest in the Supplemental Benefit.

Section 8.  Funding.

The Plan shall be unfunded, and the Supplemental Benefit shall be paid only from the general assets of the Company.

Section 9.  Administration.

The Plan shall be administered by the Retirement Committee as appointed by the Board of Directors of The Boeing Company. The Committee shall make such rules, interpretation, determinations of fact and computations as it may deem appropriate. Any decision of the Committee with respect to the Plan, including (without limitation) any calculation of a Supplemental Benefit, shall be conclusive and binding on all persons.

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