Form 10-Q
period 1996-06-30
BOEING CO
filed 1996-08-09
CIK 12927

 ................................................................................
 ................................................................................

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934




                       For the quarterly period ended
                                June 30, 1996


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

As of July 31, 1996, there were 348,476,236 shares of common stock, $5.00 par value, issued and outstanding.

 ................................................................................
 ................................................................................

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF NET EARNINGS

                 (Dollars in millions except per share data)
                                 (Unaudited)


                                        Six months ended     Three months ended
                                            June 30                June 30
- -------------------------------------------------------------------------------
                                        1996        1995       1996        1995
- -------------------------------------------------------------------------------
Sales and other operating revenues   $10,568     $10,595     $6,275      $5,558
Costs and expenses                     9,930      10,056      5,791       5,245
Special retirement program expense                   600                    600
- -------------------------------------------------------------------------------
Earnings (loss) from operations          638         (61)       484        (287)
Other income, principally interest       128          87         71          56
Interest and debt expense                (75)        (79)       (34)        (39)
- -------------------------------------------------------------------------------
Earnings (loss) before
 federal taxes on income                 691         (53)       521        (270)
Federal taxes on income                  104          (3)        53         (39)
- -------------------------------------------------------------------------------
Net earnings (loss)                  $   587     $   (50)    $  468      $ (231)
===============================================================================


Earnings (loss) per share              $1.70       $(.15)     $1.35       $(.68)
===============================================================================


Cash dividends per share               $ .53       $ .50      $ .28       $ .25
===============================================================================















               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
                                                  (Unaudited)
Assets
- -------------------------------------------------------------------------------
Cash and cash equivalents                          $  4,857            $  3,730
Short-term investments                                  783
Accounts receivable                                   1,305               1,470
Current portion of customer financing                   143                 205
Deferred income taxes                                   651                 840
Inventories                                          14,159              14,001
  Less advances and progress billings                (7,894)             (7,068)
- -------------------------------------------------------------------------------
    Total current assets                             14,004              13,178
Customer financing                                    1,085               1,660
Property, plant and equipment, at cost               13,979              13,744
  Less accumulated depreciation                      (7,628)             (7,288)
Deferred income taxes                                   147                  58
Other assets                                          1,058                 746
- -------------------------------------------------------------------------------
                                                   $ 22,645            $ 22,098
===============================================================================

Liabilities and Shareholders' Equity
- -------------------------------------------------------------------------------
Accounts payable and other liabilities             $  6,379            $  6,245
Advances in excess of related costs                     660                 510
Income taxes payable                                    390                 389
Current portion of long-term debt                        22                 271
- -------------------------------------------------------------------------------
    Total current liabilities                         7,451               7,415
Accrued retiree health care                           2,503               2,441
Long-term debt                                        2,337               2,344
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                          1,746               1,746
  Additional paid-in capital                            650                 615
  Retained earnings                                   8,139               7,746
  Less treasury shares, at cost -
   1996 - 3,526,566; 1995 - 5,304,135                  (181)               (209)
- -------------------------------------------------------------------------------
    Total shareholders' equity                       10,354               9,898
- -------------------------------------------------------------------------------
                                                   $ 22,645            $ 22,098
===============================================================================



                See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in millions)
                                  (Unaudited)

                                                             Six months ended
                                                                  June 30
- -------------------------------------------------------------------------------
                                                              1996         1995
- -------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings (loss)                                      $   587      $   (50)
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                              496          539
    Changes in assets and liabilities -
      Short-term investments                                  (783)         559
      Accounts receivable                                      165           28
      Inventories, net of advances and progress billings       668         (400)
      Accounts payable and other liabilities                   123          215
      Advances in excess of related costs                      150         (103)
      Income taxes payable and deferred                        101          125
      Other assets                                            (312)         286
      Accrued retiree health care                               62           75
- -------------------------------------------------------------------------------
        Net cash provided by operating activities            1,257        1,274
- -------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                                (400)        (482)
  Customer financing reductions                              1,009        1,096
  Plant and equipment, net additions                          (363)        (381)
- -------------------------------------------------------------------------------
        Net cash provided by investing activities              246          233
- -------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt financing                                              (256)          11
  Shareholders' equity -
    Cash dividends paid                                       (183)        (171)
    Treasury shares acquired                                   (82)
    Stock options exercised, other                             145           52
        Net cash used by financing activities                 (376)        (108)
- -------------------------------------------------------------------------------


Net increase in cash and cash equivalents                    1,127        1,399

Cash and cash equivalents at beginning of year               3,730        2,084
- -------------------------------------------------------------------------------

Cash and cash equivalents at end of 2nd quarter            $ 4,857      $ 3,483
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

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)

Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1996, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 345.3 million and 341.4 million for the six-month periods ended June 30, 1996 and 1995. There was no material dilutive effect on earnings per share due to common stock equivalents.


Note 3 - Federal Taxes on Income

The federal income tax provision rate of 15.0% for the first six months of 1996 is lower than the statutory rate principally due to a 13.8% reduction attributable to a $95 one-time tax benefit related to prior years' investment tax credits recognized in the second quarter and a 4.9% reduction attributable to Foreign Sales Corporation tax benefits. For the first six months of 1995, the federal income tax provision rate was 6.0%, reflecting reductions from the statutory rate amounting to 17.5% for research and experimentation tax credit and 12.5% for Foreign Sales Corporation tax benefits. For 1995, the $600 pretax charge to earnings for the special retirement program resulted in higher relative percentage reductions to the statutory tax rate.

Net income tax refunds were $31 and $133 for the six months ended June 30, 1996 and 1995.

Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Accounts receivable under
 U.S. Government contracts                          $   953             $ 1,059
Accounts receivable from commercial
 and foreign military customers                         352                 411
- -------------------------------------------------------------------------------
                                                    $ 1,305             $ 1,470
===============================================================================


Note 5 - Inventories

Inventories consisted of the following:
                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                $13,193             $13,107
Commercial spare parts, general stock
 materials and other                                    966                 894
- -------------------------------------------------------------------------------
                                                    $14,159             $14,001
===============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Notes receivable                                    $   366             $   721
Investment in sales-type leases                         321                 351
Operating lease aircraft, at cost,
 less accumulated depreciation
 of $206 and $326                                       498                 688
- -------------------------------------------------------------------------------
                                                      1,185               1,760
Less valuation allowance                               (100)               (100)
- -------------------------------------------------------------------------------
                                                    $ 1,085             $ 1,660
===============================================================================


Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first six months of 1996 and 1995 included interest income of $26 and $94 associated with notes receivable and sales-type leases.

Note 7 - Other Assets

Other assets consisted of the following:
                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Prepaid pension expense                              $  920                $698
Investments, other                                      138                  48
- -------------------------------------------------------------------------------
                                                     $1,058                $746
===============================================================================


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Accounts payable                                     $3,072              $3,017
Accrued compensation and employee benefit costs       1,408               1,374
Lease and other deposits                                486                 508
Other                                                 1,413               1,346
- -------------------------------------------------------------------------------
                                                     $6,379              $6,245
===============================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                    June 30         December 31
                                                       1996                1995
- -------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                            $   -               $  250
  6.35% due Jun. 15, 2003                               299                 299
  8 1/10% due Nov. 15, 2006                             175                 175
  8 3/4% due Aug. 15, 2021                              398                 398
  7.95% due Aug. 15, 2024                               300                 300
  7 1/4% due Jun. 15, 2025                              247                 247
  8 3/4% due Sep. 15, 2031                              248                 248
  8 5/8% due Nov. 15, 2031                              173                 173
  7.50% due Aug. 15, 2042                               100                 100
  7 7/8% due Apr. 15, 2043                              173                 173
  6 7/8% due Oct. 15, 2043                              125                 125
Other notes                                             121                 127
Less current portion                                    (22)               (271)
- -------------------------------------------------------------------------------
                                                     $2,337              $2,344
===============================================================================

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,653 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $103 and $109 for the six-month periods ended June 30, 1996 and 1995, and interest payments were $108 and $102.


Note 10 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1996 and 1995, consisted of the following:


(Shares in thousands)
- -------------------------------------------------------------------------------
                                Common Stock
                                ------------  Additional         Treasury Stock
                                          Par  Paid-In  Retained --------------
                               Shares   Value  Capital  Earnings  Shares Amount
- -------------------------------------------------------------------------------
Balance - December 31, 1994   349,257  $1,746     $586    $7,696   8,378  $(328)
- -------------------------------------------------------------------------------
Net earnings                                                 (50)
Treasury shares issued for
 incentive stock plans, net                         (7)     (171) (1,181)    46
Incentive stock plan accrual                         5
Tax benefit related
 to incentive stock plans                            5
Stock appreciation rights
 expired or surrendered                              3
- -------------------------------------------------------------------------------
Balance - June 30, 1995       349,257  $1,746     $592    $7,475   7,197  $(282)
===============================================================================


- -------------------------------------------------------------------------------
Balance - December 31, 1995   349,257  $1,746     $615    $7,746   5,304  $(209)
- -------------------------------------------------------------------------------
Net earnings                                                 587
Cash dividends declared                                     (194)
Treasury shares issued for
 incentive stock plans, net                         (5)           (2,761)   110
Treasury shares acquired                                             983    (82)
Tax benefit related to
 incentive stock plans                              34
Stock appreciation rights
 expired or surrendered                              6
- -------------------------------------------------------------------------------
Balance - June 30, 1996       349,257  $1,746     $650    $8,139   3,526  $(181)
===============================================================================

Note 11 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. In conjunction with this notice, the Government demanded the repayment of unliquidated progress payments in the amount of $605, plus interest. In June 1991, the Government selected another contractor to perform the work which was the subject of the contracts that were terminated for default, and the Government could have asserted claims related to the reprocurement. The Company filed a complaint in the United States Court of Federal Claims seeking to overturn the default termination and to obtain payment on a claim for equitable adjustment of the contract terms (the "Contract Claim").

During the second quarter of 1996, this litigation and associated issues on the Peace Shield program were settled, and all terminations for default have been converted to terminations for convenience. The settlement has resulted in the release of all Government claims, including any potential Government claim for excess cost of reprocurement or other damages, has removed any basis for the Government's claim for the $605 in unliquidated progress payments, and has resulted in final determination of payments due on the Contract Claim.


Note 12 - Subsequent Events

Boeing ShareValue Trust

On July 11, 1996, the Company announced that it has established a $1 billion stock investment trust for an incentive program, called the ShareValue Program, that allows employees to share in the results of their efforts to increase shareholder value over the long term. The 12-year irrevocable trust, called the Boeing ShareValue Trust, will hold Boeing common stock. Funding of the $1 billion trust investment, which is based on the average price of Boeing stock on June 28, 1996, of $88 3/8, will consist of 11,315,417 shares. The Company has contributed approximately
3.5 million shares of treasury stock to the trust, and the trustee will be acquiring the balance of the shares on the open market with cash contributed by the Company. Because all potential distributions to participants will be defined by and limited to appreciation of shares held by the ShareValue Trust, the program is fully self-sufficient and does not represent any future uncertainty, risk or obligations affecting the Company's own future cash flows.


Acquisition Agreement for Rockwell Aerospace and Defense Business Units

The Company announced on August 1, 1996, that Boeing and Rockwell International Corporation signed a definitive agreement under which Boeing will acquire most of Rockwell's aerospace and defense business units. Boeing will issue approximately $860 million of its common stock, assume $2.165 billion of Rockwell debt and assume certain retiree obligations of Rockwell. The transaction is subject to approval by Rockwell's shareholders, consent from its debtholders, certain regulatory approvals and other provisions generally required in similar transactions. A special Rockwell shareholders' meeting will be held in November, and the transaction is expected to be completed shortly thereafter.



REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1996, and the consolidated statements of net earnings and cash flows for the six-month periods ended June 30, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of June 30, 1996, and the related consolidated statements of net earnings and cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


August 1, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales for the first six months of 1996 were $10.6 billion, approximately the same as in the comparable period of 1995. Second quarter commercial aircraft sales included the sale of certain aircraft previously on operating leases. Approximately 215 commercial aircraft deliveries are currently projected for the full year 1996, compared with 206 in 1995. Total sales for 1996 are projected to be in the $22 billion range, compared with $19.5 billion in 1995.

Sales by business segment were as follows ($ in millions):

                                       First Six Months         Second Quarter
                                       ----------------         --------------
                                       1996        1995        1996        1995
                                       ----        ----        ----        ----

        Commercial aircraft         $ 7,738     $ 7,781      $4,722      $4,096
        Defense and space             2,830       2,814       1,553       1,462
                                    -------     -------      ------      ------
                          Total     $10,568     $10,595      $6,275      $5,558
                                    =======     =======      ======      ======


Commercial jet transport deliveries were as follows:

                                       First Six Months         Second Quarter
                                       ----------------         --------------
               Model                   1996        1995        1996        1995
               -----                   ----        ----        ----        ----
                737                      38          55          23          26
                747                      11          16           8           8
                757                      19          27          12          13
                767                      19          16          12           8
                777                      15           5           7           5
                                        ---         ---         ---         ---
                          Total         102         119          62          60
                                        ===         ===         ===         ===


Net earnings of $587 million for the first six months of 1996 were 35% higher than earnings for the comparable period of 1995, excluding the 1995 special retirement program charge. Earnings for the first half of 1996 included the settlement of various defense and space segment contract issues, resulting in an $81 million after-tax increase to earnings, and recognition of tax benefits related to prior years' investment tax credits amounting to $95 million.

- -------------------------------------------------------------------------------
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
| Certain statements in the financial discussion and analysis by management   |
| contain "forward-looking" information that involves risk and uncertainty,   |
| including projections for deliveries, sales, research and development       |
| expense, and other trend projections.  Actual future results and trends     |
| may differ materially depending on a variety of factors, including the      |
| Company's successful execution of internal performance plans; product       |
| performance risks associated with regulatory certifications of the          |
| Company's commercial aircraft by the U.S. Government and foreign            |
| governments; other regulatory uncertainties; collective bargaining labor    |
| disputes, performance issues with key suppliers and subcontractors;         |
| governmental export and import policies; factors that result in             |
| significant and prolonged disruption to air travel worldwide; global trade  |
| policies; worldwide political stability and economic growth; changing       |
| priorities or reductions in the U.S. Government defense and space budgets;  |
| termination of government contracts due to unilateral government action or  |
| failure to perform; and legal proceedings.                                  |
- -------------------------------------------------------------------------------

The effective income tax rate of 15.0% for the first six months of 1996 reflects the recognition of the $95 million in tax benefits related to prior years' investment tax credits. Without the investment tax credit benefit, the effective income tax rate would have been 28.8% for the first half of 1996, which is expected to be representative for the balance of 1996. The 6% effective income tax rate for 1995 was the result of a research and experimentation tax credit, together with the lower level of pretax earnings due to the $600 million pretax charge to earnings for the special retirement program. The research and experimentation tax credit provisions expired in 1995.

The overall operating earnings margin, exclusive of research and development expense and settlement of contract issues, was 10.6% for the first half of 1996, compared with 12.0% for the same period in 1995, excluding the impact of the special retirement program. The lower margin was primarily attributed to a model mix of commercial aircraft deliveries that included 15 777s in the first six months of 1996, compared with 5 777s in the first half of 1995. With regard to the 777 program, new commercial jet transport programs normally have lower operating profit margins than established programs due to initial tooling amortization and higher unit production costs in the early years of a program.

Research and development expense totaled $597 million for the first six months of 1996, compared with $735 million for the same period in 1995, primarily due to reduced expenditures on the 777 program. Based upon current programs and schedules, research and development expense for the full year 1996 is projected to be in the $1.2 billion range, compared with $1.3 billion in 1995.

Airline order activity continues to be encouraging, reflecting continued increased growth in passenger traffic, load factors, yields and profitability being experienced by the airline industry as a whole. The Company recently announced planned 737 production rate changes during 1997, from 10 airplanes per month to 17 airplanes per month by the beginning of 1998. Planned production rates will continue to be adjusted to match customer orders.

Program development continues on schedule for the long-range 777-200 and the stretched version 777-300. Certification and first delivery of the long-range 777-200 are scheduled for early 1997. The 777-300 reached the 25% product definition milestone in June. Similarly, the development and production of the 737-700, the first of the three new 737 derivative models, is progressing on schedule, with first delivery scheduled for October 1997.

The Company is talking with customers about developing an aircraft that is larger and has more range than the 747-400. Because of a limited market for aircraft of this size and range and the very substantial investment levels that would be required to develop and produce an all-new commercial jet transport, the only economically viable option appears to be a 747 derivative aircraft. A management team has been formed to focus on development of potential derivatives.

Defense & Space Group milestones during the second quarter included settlement of Peace Shield and other contract issues and the award of the Low-Rate Initial Production (LRIP) V-22 contract to Bell-Boeing, valued at $1.38 billion including options, by the U.S. Naval Air Systems Command. Under the contract Bell-Boeing will build 16 aircraft, with first deliveries to the U.S. Marine Corps planned for 1999. The Bell-Boeing team has been under an Engineering & Manufacturing Development (EMD) contract since 1994 to build four production-representative aircraft and modify two Full-Scale Development (FSD) aircraft for qualification of the design. Also in the second quarter, one non-commercial 767 was delivered, the third of four that will be modified as 767 AWACS for the Government of Japan.


Liquidity and Capital Resources

Cash and short-term investments increased by $1.9 billion during the first six months of 1996. In addition to the significant positive cash flow generated from earnings, the increase reflects the sale of customer financing assets and the reduction of inventory levels on established programs associated with the recovery from the 10-week labor strike in the fourth quarter of 1995. Although further sales of customer financing assets will occur as circumstances allow, there may also be new customer financings related to outstanding commitments. Production rate increases planned for all commercial aircraft programs will result in increasing inventory levels.

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $5.6 billion at June 30, 1996, and total long-term debt at 19% of total shareholders' equity plus debt. The Company continues to maintain its $2.0 billion revolving credit line.


Boeing ShareValue Trust

The Company's fundamental goal with respect to growth and profitability is now defined as increasing shareholder value over the long term. In support of this, the Company has established a $1 billion stock investment trust for an incentive program, called the ShareValue Program, that allows employees to share in the results of their efforts to increase shareholder value over the long term.

The 12-year irrevocable trust, called the Boeing ShareValue Trust, will hold Boeing common stock. Funding of the $1 billion trust investment, which is based on the average price of Boeing stock on June 28, 1996, of $88 3/8, will consist of 11,315,417 shares. The Company has contributed approximately 3.5 million shares of treasury stock to the trust, and the trustee will be acquiring the balance of the shares on the open market with cash contributed by the Company.

The trust investment is divided into two overlapping periods, with an initial $500 million fund in each period - both beginning July 1, 1996. The program requires a minimum return on investment or threshold rate of 3% per year, compounded annually, on the fund's starting value, before distributions will be made. Period 1 runs two years, through June 1998; Period 2 runs four years, through June 2000. All subsequent investment periods will be four years in length. Distributions to participants are possible every two years, and will be in the form of Boeing stock. All shares not distributed will be retained for subsequent investment periods.

Because all potential distributions to participants will be defined by and limited to appreciation of shares held by the ShareValue Trust, the program is fully self-sufficient and does not represent any future uncertainty, risk or obligations affecting the Company's own future cash flows.

Employees of The Boeing Company and most of its subsidiaries are eligible to participate in the ShareValue program if they do not already participate in an executive incentive plan. Participation by represented employees is pending acceptance by their unions. Participation by subsidiary employees is pending approval by their respective board of directors or management.


Acquisition Agreement for Rockwell Aerospace and Defense Business Units

The Company announced on August 1, 1996, that Boeing and Rockwell International Corporation have signed a definitive agreement under which Boeing will acquire most of Rockwell's aerospace and defense business units. Boeing will issue approximately $860 million of its common stock, assume $2.165 billion of Rockwell debt and assume certain retiree obligations of Rockwell. The transaction is subject to approval by Rockwell's shareholders, consent from its debtholders, certain regulatory approvals and other provisions generally required in similar transactions. A special Rockwell shareholders' meeting will be held in November, and the transaction is expected to be completed shortly thereafter.


The acquisition is expected to strengthen the strategic position of the Company's defense and space segment, particularly with respect to space systems and information/battle management systems.

The major product groups of the divisions to be acquired are rocket propulsion including the Space Shuttle main engine; Space Station electric power; Space Shuttle integration, logistics and operations; Global Positioning System satellites; ICBM systems; tactical missiles; sensors; B1-B bomber; commercial aerostructures; aircraft and helicopter modifications; airborne laser and electro-optics; space defense and advanced programs. The Rockwell aerospace and defense units currently have annual sales of approximately $3.2 billion, including sales to Boeing, and approximately 21,000 employees.


Backlog

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract values) was as follows
($ in billions):

                           June 30     March 31     Dec. 31
                              1996         1996        1995
                           -------     --------     -------

   Commercial aircraft       $76.3        $74.6       $66.5

   Defense and space           5.2          5.6         5.8
                           -------     --------     -------

                     Total   $81.5        $80.2       $72.3
                           =======     ========     =======


Unobligated U.S. Government contract values not included in backlog totaled $6.5 billion at June 30, 1996, $7.5 billion at March 31, 1996, and $7.6 billion at December 31, 1995.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

          See Note 11 to the Consolidated Financial Statements for a discussion of the settlement of the Peace Shield termination and claims.


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


                                          THE BOEING COMPANY
                                    -----------------------------
                                             (Registrant)


  August  9, 1996
  ---------------                   -----------------------------
      (Date)                                 Gary W. Beil
                                    Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of June 30, 1996, the consolidated statements of net earnings for the six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods ended June 30, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.




August 1, 1996


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended June 30, 1996 and 1995, as indicated in our report dated August 1, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, is incorporated by reference in Registration Statement No. 33-46540 on Form S-3 and Prospectuses and in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, 33-58798, and 333-03191 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington