Form 10-Q
period 1996-09-30
BOEING CO
filed 1996-11-14
CIK 12927

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



                       For the quarterly period ended
                             September 30, 1996


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

As of November 5, 1996, there were 349,170,879 shares of common stock, $5.00 par value, issued and outstanding.


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


                                         Nine months ended  Three months ended
                                             September 30        September 30
------------------------------------------------------------------------------
                                            1996      1995      1996      1995
------------------------------------------------------------------------------
Sales and other operating revenues       $16,169   $14,976    $5,601    $4,381
Costs and expenses                        15,237    14,214     5,307     4,158
Special retirement program expense                     600
------------------------------------------------------------------------------
Earnings from operations                     932       162       294       223
Other income, principally interest           205       147        77        60
Interest and debt expense                   (108)     (118)      (33)      (39)
Accrual for ShareValue Trust appreciation     (4)                 (4)
------------------------------------------------------------------------------
Earnings before federal taxes on income    1,025       191       334       244
Federal taxes on income                      184        16        80        19
------------------------------------------------------------------------------
Net earnings                             $   841   $   175    $  254    $  225
==============================================================================


Earnings per share                         $2.44     $ .51     $ .74     $ .66
==============================================================================


Cash dividends per share                   $ .81     $ .75     $ .28     $ .25
==============================================================================


Average shares outstanding
 excluding shares held in
 ShareValue Trust (in millions)            344.6     341.8     343.5     342.5











               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)

                                            September 30           December 31
                                                    1996                  1995
------------------------------------------------------------------------------
Assets                                        (Unaudited)
------------------------------------------------------------------------------
Cash and cash equivalents                        $ 4,616               $ 3,730
Short-term investments                               939
Accounts receivable                                1,269                 1,470
Current portion of customer financing                 47                   205
Deferred income taxes                                648                   840
Inventories                                       15,197                14,001
  Less advances and progress billings             (9,012)               (7,068)
------------------------------------------------------------------------------
    Total current assets                          13,704                13,178
Customer financing                                   848                 1,660
Property, plant and equipment, at cost            14,071                13,744
  Less accumulated depreciation                   (7,777)               (7,288)
Deferred income taxes                                156                    58
Other assets                                       1,000                   746
------------------------------------------------------------------------------
                                                 $22,002               $22,098
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Accounts payable and other liabilities           $ 6,341               $ 6,245
Advances in excess of related costs                  752                   510
Income taxes payable                                 153                   389
Current portion of long-term debt                     22                   271
------------------------------------------------------------------------------
    Total current liabilities                      7,268                 7,415
Accrued retiree health care                        2,529                 2,441
Long-term debt                                     2,332                 2,344
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   349,256,792 shares issued                       1,746                 1,746
  Additional paid-in capital                         822                   615
  Retained earnings                                8,392                 7,746
  Distributable ShareValue Trust appreciation          4
  ShareValue Trust -
   9,116,200 shares of common stock held            (861)
  Cash and investments to acquire remaining
   shares - 2,199,217 shares of common stock
   to be purchased                                  (208)
  Less treasury shares, at cost -
   1996 - 293,969; 1995 - 5,304,135                  (22)                 (209)
------------------------------------------------------------------------------
    Total shareholders' equity                     9,873                 9,898
------------------------------------------------------------------------------
                                                 $22,002               $22,098
==============================================================================

               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)

                                                           Nine months ended
                                                              September 30
------------------------------------------------------------------------------
                                                             1996         1995
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                            $   841       $  175
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Special retirement program expense                                     600
    Accrual for ShareValue Trust appreciation                   4
    Depreciation and amortization                             740          809
    Changes in assets and liabilities -
      Short-term investments                                 (939)         559
      Accounts receivable                                     201          258
      Inventories, net of advances and progress billings      748         (921)
      Accounts payable and other liabilities                  190          223
      Advances in excess of related costs                     242          (84)
      Income taxes payable and deferred                      (142)         135
      Other assets                                           (254)        (249)
      Accrued retiree health care                              88          119
------------------------------------------------------------------------------
        Net cash provided by operating activities           1,719        1,624
------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing additions                               (404)        (658)
  Customer financing reductions                             1,339        1,839
  Plant and equipment, net additions                         (543)        (538)
------------------------------------------------------------------------------
        Net cash provided by investing activities             392          643
------------------------------------------------------------------------------
Cash flows - financing activities:
  Debt financing                                             (261)           8
  Shareholders' equity -
    Cash transferred to ShareValue Trust                     (691)
    Cash dividends paid                                      (281)        (256)
    Treasury shares acquired                                 (168)
    Stock options exercised, other                            176           98
------------------------------------------------------------------------------
        Net cash used by financing activities              (1,225)        (150)
------------------------------------------------------------------------------

Net increase in cash and cash equivalents                     886        2,117

Cash and cash equivalents at beginning of year              3,730        2,084
------------------------------------------------------------------------------

Cash and cash equivalents at end of 3rd quarter           $ 4,616       $4,201
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

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1996, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report.


Note 2 - Earnings per Share

Earnings per share are computed on the basis of the weighted average number of shares outstanding during the period. The weighted average number of shares was 344.6 million and 341.8 million for the nine-month periods ended September 30, 1996 and 1995. There was no material dilutive effect on earnings per share due to common stock equivalents. Shares held by the ShareValue Trust are not considered outstanding for purposes of calculating earnings per share. See Note 10 for additional discussion on the ShareValue Trust.


Note 3 - Federal Taxes on Income

The federal income tax provision rate of 18.0% for the first nine months of 1996 is lower than the statutory rate principally due to a 9.3% reduction attributable to a $95 one-time tax benefit related to prior years' investment tax credits recognized in the second quarter, a 2.0% reduction attributable to an adjustment of prior years' tax expense, and a 6.1% reduction attributable to Foreign Sales Corporation tax benefits.
For the first nine months of 1995, the federal income tax provision rate was 8.4%, reflecting reductions from the statutory rate amounting to 16.1% for a research and experimentation tax credit and 11.5% for Foreign Sales Corporation tax benefits. For 1995, the $600 pretax charge to earnings for the special retirement program resulted in higher relative percentage reductions to the statutory tax rate.

Net income tax payments (refunds) were $281 and $(127) for the nine months ended September 30, 1996 and 1995.

Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Accounts receivable under
 U.S. Government contracts                               $  933         $1,059
Accounts receivable from commercial
 and foreign military customers                             336            411
------------------------------------------------------------------------------
                                                         $1,269         $1,470
==============================================================================


Note 5 - Inventories

Inventories consisted of the following:
                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                    $14,165        $13,107
Commercial spare parts, general stock
 materials and other                                      1,032            894
------------------------------------------------------------------------------
                                                        $15,197        $14,001
==============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Notes receivable                                           $365         $  721
Investment in sales-type leases                             302            351
Operating lease aircraft, at cost,
 less accumulated depreciation
 of $72 and $326                                            281            688
------------------------------------------------------------------------------
                                                            948          1,760
Less valuation allowance                                   (100)          (100)
------------------------------------------------------------------------------
                                                           $848         $1,660
==============================================================================


Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Sales and other operating revenues for the first nine months of 1996 and 1995 included interest income of $36 and $130 associated with notes receivable and sales-type leases.

Note 7 - Other Assets

Other assets consisted of the following:
                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Prepaid pension expense                                  $  863           $698
Investments, other                                          137             48
------------------------------------------------------------------------------
                                                         $1,000           $746
==============================================================================


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Accounts payable                                         $3,069         $3,017
Accrued compensation and employee benefit costs           1,491          1,374
Lease and other deposits                                    406            508
Other                                                     1,375          1,346
------------------------------------------------------------------------------
                                                         $6,341         $6,245
==============================================================================


Note 9 - Long-Term Debt

Long-term debt consisted of the following:
                                                   September 30    December 31
                                                           1996           1995
------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1, 1996                                $   -          $  250
  6.35% due Jun. 15, 2003                                   299            299
  8 1/10% due Nov. 15, 2006                                 175            175
  8 3/4% due Aug. 15, 2021                                  398            398
  7.95% due Aug. 15, 2024                                   300            300
  7 1/4% due Jun. 15, 2025                                  247            247
  8 3/4% due Sep. 15, 2031                                  248            248
  8 5/8% due Nov. 15, 2031                                  173            173
  7.50% due Aug. 15, 2042                                   100            100
  7 7/8% due Apr. 15, 2043                                  173            173
  6 7/8% due Oct. 15, 2043                                  125            125
Other notes                                                 116            127
Less current portion                                        (22)          (271)
------------------------------------------------------------------------------
                                                         $2,332         $2,344
==============================================================================

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $1,839 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $151 and $162 for the nine-month periods ended September 30, 1996 and 1995, and interest payments were $155 and $160.


Note 10 - ShareValue Trust Plan

In July 1996 the Company funded a self-sufficient, irrevocable 12-year trust, "ShareValue Trust," designed to allow all employees to share in the results of increasing shareholder value over the long term. The Trust has acquired 11,315,417 shares of the Company's common stock, equivalent to $1 billion of market value based upon a stock price of $88 3/8, which was the average price per share on June 28, 1996. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. As of October 30, 1996, the Company had contributed approximately 4.3 million shares, with the balance of the 11.3 million shares purchased by the trustee on the open market using cash contributed by the Company.

Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of that ShareValue Trust fund has increased above a pre-defined threshold amount of 3% per annum at the end of each investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. After the initial two-year period, investment periods will be overlapping and four years in length, with potential distributions every two years. The Trust fund market value after distribution will be the basis for determining the distributable market value appreciation over the threshold for each succeeding investment period.

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distributions, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding for registration purposes and dividend payments, but are required to be accounted for as the equivalent of treasury stock for earnings per share purposes (i.e., the outstanding shares held by the Trust are not treated as outstanding for calculating earnings per share). The ShareValue Trust account balance is adjusted to market value of the shares held, with an offsetting adjustment to Additional Paid-In Capital.

Note 11 - Shareholders' Equity
Changes in shareholders' equity for the nine-month periods ended September
30, 1996 and 1995, consisted of the following:
(Shares in thousands)
------------------------------------------------------------------------------
                                                1996                1995
                                         Shares     Amount   Shares     Amount
------------------------------------------------------------------------------
Common Stock
 Beginning balance - January 1           349,257    $1,746   349,257    $1,746
  No shares issued during period
------------------------------------------------------------------------------
 Ending balance - September 30           349,257    $1,746   349,257    $1,746
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                        $615                $586
  Treasury shares issued for incentive
   stock plans, net                                    (27)                 (8)
  Tax benefit related to incentive stock plans          45                   8
  Stock appreciation rights expired or surrendered       7                   8
  Incentive stock plan accrual                                               8
  ShareValue Trust market value adjustment             182
------------------------------------------------------------------------------
 Ending balance -  September 30                       $822                $599
==============================================================================
Retained earnings
 Beginning balance - January 1                      $7,746              $7,696
  Net earnings                                         841                 175
  Cash dividends declared                             (195)               (171)
------------------------------------------------------------------------------
 Ending balance - September 30                      $8,392              $7,700
==============================================================================
Distributable ShareValue Trust appreciation
 Beginning balance - January 1                          $0                  $0
  Accrual of distributable gain                          4
------------------------------------------------------------------------------
 Ending balance - September 30                          $4                  $0
==============================================================================
Treasury stock
 Beginning balance - January 1             5,304    $(209)     8,378     $(328)
  Treasury shares issued for incentive
   stock plans, net                       (3,446)     159     (2,192)       85
  Treasury shares acquired                 1,936     (168)
  Shares transferred
   to ShareValue Trust                    (3,500)     196
------------------------------------------------------------------------------
 Ending balance - September 30               294    $ (22)     6,186     $(243)
==============================================================================
ShareValue Trust
 Beginning balance - January 1                 0       $0          0        $0
  Shares transferred from treasury stock   3,500     (196)
  Cash transferred into Trust                        (691)
  Cash used to purchase common stock                  483
  Common stock purchased                   5,616     (483)
  Market value adjustment                            (182)
------------------------------------------------------------------------------
 Ending balance - September 30             9,116  $(1,069)         0        $0
==============================================================================

Note 12 - Significant Events

Acquisition Agreement for Rockwell Aerospace and Defense Business Units
-----------------------------------------------------------------------

The Company announced on August 1, 1996, that Boeing and Rockwell International Corporation had signed a definitive agreement under which Boeing will acquire most of Rockwell's aerospace and defense business.
Boeing will issue approximately $860 of its common stock, assume
$2,165 of Rockwell debt and assume certain retiree obligations of Rockwell. The transaction is subject to approval by Rockwell's shareholders, consent from its debtholders, certain regulatory approvals and customer approvals, and other provisions generally required in similar transactions. A special Rockwell shareholders' meeting will be held on December 4, 1996, and the transaction is expected to be completed shortly thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Sales of $16.2 billion for the first nine months of 1996 were 7% higher than sales for the comparable period of 1995. Commercial aircraft sales for 1996 included the sale of certain aircraft previously on operating leases. Approximately 215 commercial aircraft deliveries are currently projected for the full year 1996, compared with 206 in 1995. Total sales for 1996 are projected to be in the $22 billion range, compared with $19.5 billion in 1995.

Sales by business segment were as follows ($ in millions):

                                        First Nine Months       Third Quarter
                                        -----------------       -------------
                                         1996        1995       1996     1995
                                         ----        ----       ----     ----

        Commercial aircraft           $12,022     $10,828     $4,284   $3,047
        Defense and space               4,147       4,148      1,317    1,334
                                      -------     -------     ------   ------
                   Total              $16,169     $14,976     $5,601   $4,381
                                      =======     =======     ======   ======

Commercial jet transport deliveries were as follows:

                                        First Nine Months       Third Quarter
                                        -----------------       -------------
                Model                   1996         1995       1996     1995
                -----                   ----         ----       ----     ----
                737                       53           80         15       25
                747                       16           20          5        4
                757                       34           39         15       12
                767                       29           24         10        8
                777                       24            7          9        2
                                         ---          ---         --       --
                   Total                 156          170         54       51
                                         ===          ===         ==       ==

Net earnings of $841 million for the first nine months of 1996 were 35% higher than earnings for the comparable period of 1995, excluding the 1995 special retirement program charge. The higher net earnings for the nine-month period were principally attributable to recognition of tax benefits related to prior years' investment tax credits amounting to $95 million, the settlement of various defense and space segment contract issues (resulting in an $81 million after-tax increase to earnings), reduced research and development expense, and increased interest income, partially offset by a higher effective income tax rate.

|------------------------------------------------------------------------------|
| Forward-Looking Information Is Subject to Risk and Uncertainty               |
|                                                                              |
| Certain statements in the financial discussion and analysis by               |
| management contain "forward-looking" information that involves risk and      |
| uncertainty, including projections for deliveries, sales, research and       |
| development expense, and other trend projections. Actual future results and | | trends may differ materially depending on a variety of factors, including | | the Company's successful execution of internal performance plans; product | | performance risks associated with regulatory certifications of the Company's | | commercial aircraft by the U.S. Government and foreign governments; other | | regulatory uncertainties; collective bargaining labor disputes; performance | | issues with key suppliers and subcontractors; governmental export and import | | policies; factors that result in significant and prolonged disruption to air | | travel worldwide; global trade policies; worldwide political stability and | | economic growth; changing priorities or reductions in the U.S. Government |
| defense and space budgets; termination of government contracts due to        |
| unilateral government action or failure to perform; and legal proceedings.   |
|------------------------------------------------------------------------------|

The effective income tax rate of 18.0% for the first nine months of 1996 reflects the recognition of a one-time tax benefit of $95 million related to prior years' investment tax credits. Without the investment tax credit benefit, the effective income tax rate would have been 27.2%, 1.6% lower than previously estimated for the full year of 1996 due to reinstatement of the research and experimentation tax credit effective July 1, 1996, and an increased Foreign Sales Corporation tax benefit. The 8.4% income tax rate for 1995 was the result of the $600 million pretax charge to earnings for the special retirement program and the recognition of a significant research and experimentation tax credit in 1995.

The overall operating earnings margin, exclusive of research and development expense, the 1996 settlement of contract issues, and the 1995 impact of the special retirement program, was 10.6% for the first nine months of 1996 compared with 11.7% for the same period in 1995. The lower margin was primarily attributed to a model mix of commercial aircraft that included 31 fewer deliveries of established production models, and 17 more 777s in the first nine months of 1996 compared with the first nine months of 1995. With regard to the 777 program, new commercial jet transport programs normally have lower operating profit margins due to initial tooling amortization improvement trends typically experienced on new large-scale production programs.

Research and development expense totaled $890 million for the first nine months of 1996, compared with $994 million for the same period in 1995, primarily due to reduced expenditures on the 777 program. Based upon current programs and schedules, research and development expense for the full year 1996 is projected to be in the $1.2 billion range, compared with $1.3 billion in 1995.

Airline order activity continues to be encouraging, reflecting continued growth in passenger traffic, load factors and profitability for the airline industry as a whole. The Company recently announced production rate changes on the 737 and 777 programs, both currently planned to increase by the third quarter of 1997 to 17 airplanes per month and 7 per month, respectively. The total commercial aircraft monthly production rate is currently planned to increase from the present rate of 22.5 airplanes per month to 36 airplanes per month by the third quarter of 1997. Planned production rates will continue to be adjusted to match customer orders.

Program development continues on schedule for the long-range 777-200 and the stretched version 777-300. Certification and initial deliveries for the long-range 777-200 and 777-300 are scheduled for early 1997 and mid-1998, respectively. The development and production of the 737-700, the first of the three new 737 derivative models, is progressing on schedule with first delivery scheduled for October 1997.

The Company is talking with customers about developing an aircraft that is larger and has more range than the 747-400. Because of a limited market for aircraft of this size and range and the very substantial investment levels that would be required to develop and produce an all-new commercial jet transport, the only economically viable option appears to be a 747 derivative aircraft. A management team is continuing its focus on development of potential derivatives.

Developments in the Company's defense and space segment during the third quarter included the United Kingdom's Ministry of Defence selection of British Aerospace (BAe) as the prime contractor for the $3.2 billion Nimrod 2000 Replacement Maritime Patrol Aircraft program. Boeing is a major subcontractor in BAe's program, serving as the mission avionics integration contractor, with work valued at $650 million. In addition, the United States Air Force announced that the Company was awarded a $365 million contract for four 757-200 aircraft to be used as VIP transports for key executive branch and congressional personnel.



Liquidity and Capital Resources
-------------------------------

Cash and short-term investments increased by $1.8 billion during the first nine months of 1996. In addition to the significant positive cash flow generated from earnings, the increase reflects the sale of customer financing assets and the reduction of inventory levels on established programs associated with the recovery from the 10-week labor strike in the fourth quarter of 1995. Although further sales of customer financing assets will occur as circumstances allow, there may also be new customer financings related to outstanding commitments. Production rate increases planned for all commercial aircraft programs will result in increasing inventory levels.

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $5.6 billion at September 30, 1996, and total long-term debt at 19% of total shareholders' equity plus debt. The Company continues to maintain its $2.0 billion revolving credit line. As part of the terms of the planned acquisition of most of Rockwell's aerospace and defense units (see below), the Company will assume $2.165 billion of outstanding Rockwell debt, including $565 million of short-term borrowing. Before repayment of the short-term obligation, the assumption of this debt would result in a capital structure with total long-term debt increasing to about 30% of total shareholders' equity plus debt.

Boeing ShareValue Trust
-----------------------

In July 1996 the Company funded a self-sufficient, irrevocable 12-year trust, "ShareValue Trust," designed to allow all employees to share in the results of increasing shareholder value over the long term. The Trust has acquired 11,315,417 shares of the Company's common stock, equivalent to $1 billion of market value based upon a stock price of $88 3/8, which was the average price per share on June 28, 1996. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. As of October 30, 1996, the Company had contributed approximately 4.3 million shares, with the balance of the 11.3 million shares purchased by the trustee on the open market using cash contributed by the Company.

Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of that ShareValue Trust fund has increased above a pre-defined threshold amount of 3% per annum at the end of each investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. After the initial two-year period, investment periods will be overlapping and four years in length, with potential distributions every two years. The Trust fund market value after distribution will be the basis for determining the distributable market value appreciation over the threshold for each succeeding investment period.

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distributions, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding for registration purposes and dividend payments, but are required to be accounted for as the equivalent of treasury stock for earnings per share purposes (i.e., the outstanding shares held by the Trust are not treated as outstanding for calculating earnings per share). The ShareValue Trust account balance is adjusted to market value of the shares held, with an offsetting adjustment to Additional Paid-In Capital.

The following comprehensive income financial schedule, although not representing disclosures in accordance with current generally accepted accounting principles nor presented in lieu of such disclosures, is useful in understanding the potential financial implications of the ShareValue Trust arrangement. The comprehensive income summary is presented, in management's opinion, in accordance with the Proposed Statement of Financial Accounting Standards, "Reporting Comprehensive Income."

Comprehensive Income ($ in millions):
                                     Nine months ended      Three months ended
                                       September 30            September 30
------------------------------------------------------------------------------
                                     1996         1995        1996        1995
------------------------------------------------------------------------------
Net earnings                         $841         $175        $254        $225
ShareValue Trust unrealized gain        4                        4
------------------------------------------------------------------------------
Comprehensive income                 $845         $175        $258        $225
==============================================================================

Comprehensive income per share*     $2.44        $ .51       $ .74       $ .66
==============================================================================

*Based on average shares
  outstanding including shares
  held in ShareValue Trust
  (in millions)                     346.4        341.8       348.0       342.5


Although the accrual for ShareValue Trust appreciation reflected in the consolidated statements of net earnings and the ShareValue Trust unrealized gain reflected in the comprehensive income summary were not significant for the three- and nine-month periods ended September 30, 1996, such amounts may be substantial relative to earnings in future reporting periods.


Acquisition Agreement for Rockwell Aerospace and Defense Business Units
-----------------------------------------------------------------------

The Company announced on August 1, 1996, that Boeing and Rockwell International Corporation had signed a definitive agreement under which Boeing will acquire most of Rockwell's aerospace and defense business. Boeing will issue approximately $860 million of its common stock, assume $2.165 billion of Rockwell debt and assume certain retiree obligations of Rockwell. The transaction is subject to approval by Rockwell's shareholders, consent from its debtholders, certain regulatory approvals and customer approvals, and other provisions generally required in similar transactions. A special Rockwell shareholders' meeting will be held on December 4, 1996, and the transaction is likely to be completed by the end of the year. The acquisition is expected to strengthen the strategic position of the Company's defense and space segment, particularly with respect to space systems and information/battle management systems.

The major product groups of the divisions to be acquired are rocket propulsion including the Space Shuttle main engine; Space Station electric power; Space Shuttle integration, logistics and operations; Global Positioning System satellites; ICBM systems; tactical missiles; sensors; B1-B bomber; commercial aerostructures; aircraft and helicopter modifications; airborne laser and electro-optics; space defense; and advanced programs. The Rockwell aerospace and defense units had fiscal 1995 annual sales of $2.7 billion, excluding sales to Boeing, and employ approximately 21,000 employees.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract values) was as follows ($ in billions):

                                           Sep. 30      June 30      Dec. 31
                                              1996         1996         1995
                                      ------------      -------      -------

        Commercial aircraft                  $79.1        $76.3        $66.5
        Defense and space                      5.2          5.2          5.8
                                             -----        -----        -----
                       Total                 $84.3        $81.5        $72.3
                                             =====        =====        =====

Unobligated U.S. Government contract values not included in backlog totaled $6.5 billion at September 30, 1996, $6.5 billion at June 30, 1996, and $7.6 billion at December 31, 1995.



                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1996, the consolidated statements of net earnings for the three- and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of September 30, 1996, the related consolidated statements of net earnings for the three- and nine-month periods ended September 30, 1996 and 1995, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995.
These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1995, and the related consolidated statements of net earnings and cash flows for the year then ended (not presented herein); and in our report dated January 25, 1996, we expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington


November 5, 1996

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits
           (3) Articles of Incorporation and By-laws.
              (i) By-laws, amended as of August 26, 1996. Exhibit 3.1 in Registration No. 333-15001 on Form S-4 of the
                    Company filed on October 29, 1996.
           (10) Material Contracts.
             .  The Boeing Company Bank Credit Agreements.
              (ii) Agreement Amended and Restated as of September 27, 1996 [Seven-Year Agreement]. Exhibit 10.18 in Registration
                    No. 333-15001 on Form S-4 of the Company filed on October 29, 1996.
              (iii) Agreement Amended and Restated as of September 27, 1996
                    [364-Day Agreement].  Exhibit 10.19 in Registration
                    No. 333-15001 on Form S-4 of the Company filed on October 29, 1996.
             .  Management Contracts and Compensatory Plans.
              (iv)  The Boeing Company ShareValue Program, dated as of July
                    1, 1996. Exhibit 10.20 in Registration No. 333-15001 on Form S-4 of the Company filed on October 29, 1996.
              (v) Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and
                    Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996.
                    Exhibit 10.20 in Registration No. 333-15001 on
                    Form S-4 of the Company filed on October 29, 1996.
              (vi) Deferred Compensation Plan for Directors of The Boeing Company, as amended October 28, 1996. Exhibit 10.1 in Registration No. 333-15001 on Form S-4 of the
                    Company filed on October 29, 1996.
             .  Agreement and Plan of Merger between Boeing and Rockwell.
              (vii) Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. Exhibit 2.1 in Registration
                    No. 333-15001 on Form S-4 of the Company filed on October 29, 1996.
           (15) Letter regarding unaudited interim financial information.
                Page 20.

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

                                              THE BOEING COMPANY
                                      -------------------------------
                                                (Registrant)


   November 14, 1996                        /s/  Gary W. Beil
------------------------              -------------------------------
        (Date)                                   Gary W. Beil
                                        Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of September 30, 1996, the consolidated statements of net earnings for the nine-month periods ended September 30, 1996 and 1995, and the statements of cash flows for the nine-month periods ended September 30, 1996 and 1995, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.




November 5, 1996


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the periods ended September 30, 1996 and 1995, as indicated in our report dated November 5, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated by reference in Registration Statement Nos. 33-46540 and 333-11777 on Forms S-3 and Prospectuses, in Registration Statement Nos. 2-48576, 2-93923, 33-25332, 33-31434, 33-43854, 33-58798, and 333-03191 on Forms S-8, and in
Registration Statement No. 333-15001 on Form S-4.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington