Form 10-K
period 1996-12-31
BOEING CO
filed 1997-03-10
CIK 12927

 ..............................................................................
 ..............................................................................

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended
                              December 31, 1996


                        Commission file number 1-442


                             THE BOEING COMPANY

                        7755 East Marginal Way South
                          Seattle, Washington 98108
                         Telephone:  (206) 655-2121

                     State of incorporation:   Delaware
                   IRS identification number:  91-0425694

         Securities registered pursuant to Section 12(b) of the Act:
            Class of Security:                      Registered on
   --------------------------                      -----------------------
   Common Stock, $5 par value                      New York Stock Exchange



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

As of January 31, 1997, there were 360,537,365 common shares outstanding, and the aggregate market value of the common shares
(based upon the closing price of these shares on the New York Stock Exchange) held by nonaffiliates of the registrant was approximately $38.6 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 1996 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange
Commission within 120 days after the close of the fiscal year.


                                   1 of 156   Exhibit Index on Page 21

                                   PART I


Item 1.	Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates in two principal industries: commercial aircraft, and defense and space. Commercial aircraft operations - conducted through Boeing Commercial Airplane Group - involve development, production and marketing of commercial jet aircraft and providing related support services to the commercial airline industry worldwide. Defense and space operations - conducted through Boeing Defense & Space Group - involve research, development, production, modification and support of military aircraft and helicopters and related systems, space and missile systems, rocket engines, and information services, primarily through U.S. Government contracts. Revenues, operating profits and other financial data of the Company's industry segments for the three years ended December 31, 1996, are set forth on pages 61 and 62 of the Company's 1996 Annual Report to Shareholders and are incorporated herein by reference.

With respect to the commercial aircraft segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 737 and 757 standard-body models and the 767, 747 and 777 wide-body models.

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging countries and political stability. Demand for the Company's commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, technological changes, and price and other competitive factors.

Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. The Company's ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including availability of raw materials, performance of suppliers and subcontractors, and regulatory certification. The introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

The Company's commercial aircraft sales are subject to intense competition, including foreign companies which are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Since the 1970s, the Company has maintained approximately a 60% share of the available commercial jet aircraft market.


                                   2 of 156

The Company continually evaluates opportunities to improve current models, and assesses the marketplace to ensure that its family of commercial jet aircraft is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among the Boeing family of commercial aircraft. Additionally, the Company is determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

The major focus of commercial aircraft development activities over the past three years has been the 777 wide-body twinjet, which entered service in May 1995, and the 737-600/700/800 family. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity jetliner to be used in domestic and regional markets internationally. Deliveries of the extended-range version 777-200 will begin in early 1997, to be followed in 1998 by the 777-300 version with 20% greater passenger-carrying capability.


Development of the 737-600/700/800 family of short-to-medium-range jetliners began in 1993. These new 737s will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The 737-700, the middle-sized member of the family, will be the first version to be placed into service, with initial deliveries scheduled for late 1997. The 737-800, a larger version, is currently scheduled to be delivered in early 1998. Initial delivery of the smallest version, the 737-600, is currently scheduled for late 1998.

In 1996 the Company launched a new version of the 757 twinjet. The new 757-300, with approximately 20% more seating, will have about 10% lower seat-mile operating costs than the -200, which already has the lowest seat-mile operating cost in its market segment. First delivery is scheduled for 1999.

In January 1997, the Company began offering for sale a new extended-range version of the 767. The proposed 767-400ERX, which could enter commercial service as early as the year 2000, will be capable of carrying over 300 passengers in a two-class configuration.

The Company has been working with some of the world's largest airlines to explore the development of aircraft capable of carrying more than 500 passengers over longer ranges than the current 747 family. However, sufficient market demand has not developed to justify committing the very substantial investment levels required to develop either an all new aircraft or significantly larger versions of the 747. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule depend on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required. Other new products under consideration include larger and longer-range versions of the 777.




                                   3 of 156

Effective December 6, 1996, the Company acquired Rockwell's aerospace and defense business by issuing 9.2 million shares of common stock valued at $875 million and assuming debt valued at $2,180 million. The acquired business units are currently operating under the name Boeing North American, Inc., and are expected to strengthen the strategic position of the Company's defense and space segment, particularly with respect to space systems and information/battle management systems. This transaction has been accounted for under the purchase method. The assets and liabilities have been recorded at fair value, with excess purchase price recorded as goodwill. Goodwill is amortized on a straight-line basis over 30 years.

The major product groups of Boeing North American are rocket propulsion including the Space Shuttle main engine; Space Station electric power; Space Shuttle integration, logistics and operations; Global Positioning System satellites; ICBM systems; tactical missiles; sensors; B1-B bomber; commercial aerostructures; aircraft and helicopter modifications; airborne laser and electro-optics; space defense; and advanced programs. The Rockwell aerospace and defense units had fiscal 1996 annual sales of $2.5 billion, excluding sales to Boeing, with approximately 21,000 employees.

On December 15, 1996, the Company and McDonnell Douglas Corporation jointly announced the signing of a merger agreement. Pending government and shareholder approvals, McDonnell Douglas shareholders will receive
0.65 of a share of Boeing common stock for each share of McDonnell Douglas common stock pursuant to which McDonnell Douglas will merge with Boeing in a stock-for-stock transaction. The merger is intended to be accounted for as a pooling of interests. The merger would result in the issuance of approximately 138 million additional shares of the Company. The transaction, which is subject to approval by the McDonnell Douglas shareholders, the authorization of additional shares by Company shareholders and approvals by certain regulatory agencies, is expected to be completed in the third quarter of 1997. The merged companies will operate under the name of The Boeing Company. Combined sales for the companies would have been approximately $36,500 million in 1996 before consideration of intercompany transactions and conforming accounting methods.


The Company's defense and space segment is highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to defense and space sales in 1996 consisted of the International Space Station program (for which the Company has the prime contractor role), F-22 fighter aircraft developmental production activities, E-3 AWACS (Airborne Warning and Control System) updates, 767 AWACS development and manufacturing for the Government of Japan, V-22 Osprey tiltrotor aircraft development and test activities, production and remanufacturing of CH-47 helicopters, various facilities management and information services contracts (identified as "Other industries" prior to 1995), B-2 bomber subcontract work, and RAH-66 Comanche helicopter development activities. Classified projects for the U.S. Government also continued to contribute to defense and space segment revenues.




                                   4 of 156

Significant restructuring in the form of mergers, acquisitions and strategic alliances are continuing by companies throughout the aerospace industry to maintain or increase market share, to reduce costs or obtain economies of scale, and to be competitive for new business opportunities. Joint venture arrangements with other companies are expected to continue to be common for major developmental programs and follow-on production activities. Currently, the Company's activities in the F-22, V-22, RAH-66, Sea Launch, and Civil Tiltrotor developmental programs are under joint venture arrangements. Sea Launch program team members include Kvaerner a.s. of Norway, RSC-Energia of Russia, and Yuzhnoye of Ukraine. In general, business risk is greater when working with joint venture partners located in foreign countries. The Company is also a 50/50 partner with Lockheed Martin in United Space Alliance (USA) to operate NASA's manned spaceflight activities.

Defense and space developmental programs are normally performed under cost-reimbursement-type contracts, although certain past developmental programs were under fixed-price arrangements. Developmental contracts often contain incentives related to cost performance and/or awards for other contract milestone accomplishments. Production programs are generally performed under firm fixed-price contracts or fixed-price contracts containing incentive provisions related to costs. During 1995 and 1996, an increased percentage of the Company's defense and space business was contracted under cost-reimbursement-type contracts. The current major developmental programs, principally the International Space Station, F-22 fighter, V-22 Osprey tiltrotor aircraft and RAH-66 Comanche helicopter, primarily involve cost-reimbursement-type contracts.

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

Company-sponsored research and development not recoverable under contracts and charged directly to earnings as incurred amounted to $1.2 billion, $1.3 billion and $1.7 billion in 1996, 1995 and 1994, respectively. Based on current programs and plans, research and development expense for 1997 is expected to be comparable with the 1995 and 1996 levels.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                                1996    1995
                                               -----   -----

        Commercial aircraft                    $79.2   $66.5
        Defense and space                        8.5     5.8
                                               -----   -----
          Total                                $87.7   $72.3
                                               =====   =====


                                   5 of 156

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 1996 and 1995, totaled $9.0 billion and $7.6 billion.


In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 25% of the commercial aircraft backlog units are scheduled for delivery beyond 1999. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent


                                   6 of 156
unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings, or competitive position of the Company. (See Item 3, Legal Proceedings, for additional information regarding environmental regulation.)

The Company is subject to business and cost classification regulations associated with its U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from Government contracts.


Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page __ of the Company's 1996 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1996. Approximately 60% of the Company's contractual backlog value at December 31, 1996, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies by governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 11% of accounts receivable and customer financing combined consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company had approximately 143,000 employees at January 31,
1997, including approximately 1,600 in Canada and 1,500 in Australia.



















                                   7 of 156

Item 2.	Properties

The locations and floor areas of the Company's principal operating properties at January 1, 1997, are indicated in the following table.

                                                Floor area in
                                          thousands of square feet
                                          ------------------------

                                          Company-
                                           owned          Leased
                                          --------       --------
United States:
  Seattle, Washington, and
   surrounding area                        45,201         4,269
  Wichita, Kansas                          12,046         1,093
  Greater Los Angeles area                  5,908            38
  Philadelphia, Pennsylvania                3,462           202
  Portland, Oregon                          1,093
  Palmdale, California                      1,069
  Huntsville, Alabama                         686            77
  Oakridge, Tennessee                         492
  Sunnyvale, California                       461           356
  Spokane, Washington                         437            44
  Corinth & Irving, Texas                     431            36
  Duluth, Georgia                             340            34
  Vienna, Virginia                            330           194
  Chicago, Illinois                           204
  Glasgow, Montana                            179
  Tulsa, Oklahoma                             166         1,134
Australia                                     764           274
Canada:
  Winnipeg, Manitoba                          522            40
  Arnprior, Ontario                           162            53


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

The Company's principal properties are well maintained and in good operating condition. Unused or under-utilized facilities are not considered significant. Existing facilities are sufficient to meet the Company's near-term operating requirements. No major plant expansions are currently planned.


                                   8 of 156

Item 3.	Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. During the second quarter of 1996, the Peace Shield program issues were settled, and all terminations for default have been converted to terminations for convenience. The settlement resulted in the release of all Government claims, including any potential Government claim for excess cost of reprocurement or other damages.

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations since the 1980s.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1996, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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






                                   9 of 156

The Company is subject to U.S. Government investigations of its practices from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.


Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.


                                   PART II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

Information required by this item is included on page 66 and the inside back cover of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required by this item is included on page 64 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 30-42 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1996 Annual Report to Shareholders at the pages indicated, are incorporated herein by reference:

        Consolidated Statements of Net Earnings - years ended
        December 31, 1996, 1995 and 1994: Page 42.

        Consolidated Statements of Financial Position - December 31, 1996 and 1995: Page 43.

        Consolidated Statements of Cash Flows - years ended December 31, 1996, 1995 and 1994: Page 44.



                                  10 of 156

        Notes to Consolidated Financial Statements: Pages 45-66.

        Independent Auditors' Report: Page 41.

        Supplementary data regarding quarterly results of operations:
        Page 67.

Information regarding the commercial program method of accounting is included in Exhibit (99).

Item 9.	Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure

        None.


                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist between any of the executive officers, directors or director nominees. The executive officers of the Company as of February 24, 1997, are as follows:

                                            Positions and offices held
        Name                   Age            and business experience
        ----                   ---          --------------------------

Philip M. Condit                55          Chairman of the Board since
                                            February 1, 1997. Chief Executive
                                            Officer since April 1996. Director
                                            since August 1992.  President from
                                            August 1992 through January 1997.
                                            Prior thereto, Executive Vice
                                            President and General
                                            Manager - 777 Division, Boeing
                                            Commercial Airplane Group, from
                                            1989.

Douglas P. Beighle              64          Senior Vice President of the
                                            Company since 1986.

Lawrence W. Clarkson            58          Senior Vice President of the
                                            Company since April 1994.
                                            President of Boeing Enterprises
                                            since February 1, 1997. Prior
                                            thereto, Senior Vice President
                                            - Planning & International
                                            Development since April 1994.
                                            Prior thereto, Vice President -
                                            Planning & International
                                            Development from 1992.

Boyd E. Givan                   60          Senior Vice President and Chief
                                            Financial Officer since 1990.

                                  11 of 156

                                            Positions and offices held
        Name                   Age            and business experience
        ----                   ---          --------------------------

C. Gerald King                  62          Senior Vice President of the
                                            Company since May 1993. President
                                            of Boeing Defense & Space Group
                                            from May 1993 through January 13,
                                            1997. Prior thereto, Executive
                                            Vice President, Boeing Defense
                                            & Space Group, from 1991.

Larry G. McKean                 61          Senior Vice President - Human
                                            Resources since April 1994. Prior
                                            thereto, Vice President - Human
                                            Resources from 1990.

Alan R. Mulally                 51          Senior Vice President of the
                                            Company since February 24, 1997.
                                            President of Boeing Defense &
                                            Space Group since January 13, 1997.
                                            Prior thereto, Senior Vice President
                                            of Airplane Development and
                                            Definition, Boeing Commercial
                                            Airplane Group, from 1994. Prior
                                            thereto, Vice President and General
                                            Manager of the 777 Division, from
                                            1992.

John D. Warner                  57          Senior Vice President of the Company
                                            since February 24, 1997. President
                                            of Boeing Information & Support
                                            Services since April 1995. Prior
                                            thereto, President of Boeing
                                            Computer Services from July 1993.
                                            Prior thereto, Executive Vice
                                            President of Boeing Computer
                                            Services from March 1993. Prior
                                            thereto, Vice President - Computing,
                                            Boeing Commercial Airplane Group,
                                            from 1991.

Ronald B. Woodard               53          Senior Vice President of the Company
                                            and President of Boeing Commercial
                                            Airplane Group since December 1993.
                                            Prior thereto, Executive Vice
                                            President, Boeing Commercial
                                            Airplane Group, from March 1993.
                                            Prior thereto, Vice President and
                                            General Manager - Renton Division,
                                            Boeing Commercial Airplane Group,
                                            from 1991.





                                  12 of 156

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















                                  13 of 156

3. Exhibits

   (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
           (i) Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as "Form S-4").)
           (ii) Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. Filed herewith.

   (3)     Articles of Incorporation and By-Laws.
           (i) Restated Certificate of Incorporation. (Exhibit (3) of the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1991 (herein referred to as "1991 Form 10-K").)
           (ii) By-Laws, as amended and restated on August 26, 1996. (Exhibit (3)(i) to the Form S-4.)

   (4)     Instruments Defining the Rights of Security Holders,
           Including Indentures.
           (i) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)
           (ii) Rights Agreement, dated as of July 27, 1987, between the Company and The First National Bank of Boston, Rights Agent. (Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 1-442) filed July 20, 1987.)

   (10)    Material Contracts.
           o       The Boeing Company Bank Credit Agreements.
           (i)     Agreement Amended and Restated as of September 27,
                   1996 [the Seven-Year Agreement]. (Exhibit 10.18 to the Form S-4.)
           (ii)    Agreement Amended and Restated as of September 27,
                   1996 [the 364-Day Agreement]. (Exhibit 10.19 to the
                   Form S-4.)
           o       Management Contracts and Compensatory Plans.
           (iii)   1984 Stock Option Plan.
                   (a) Plan, as amended February 23, 1987, and August 28, 1989. (Exhibit (10)(iii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (herein referred to as "1995 Form 10-K").)
                   (b)     Forms of stock option agreements. (Exhibit
                           (10)(vi)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)



                                  14 OF 156

           (iv)    1988 Stock Option Plan.
                   (a)     Plan, as amended on December 14, 1992. (Exhibit
                           (10)(vii)(a) of the 1992 Form 10-K.)
                   (b) Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)
           (v)     1992 Stock Option Plan for Nonemployee Directors.
                   (a) Plan. (Exhibit (19) of the Company's Form 10-Q for the quarter ended March 31, 1992.)
                   (b)     Form of Stock Option Agreement. (Exhibit
                           (10)(viii)(b) of the 1992 Form 10-K.)
           (vi)    Supplemental Benefit Plan for Employees of The
                   Boeing Company, as amended December 14, 1992.
                   (Exhibit (10)(vi) to the Company's Annual Report on
                   Form 10-K for the year ended December 31, 1994
                   (herein referred to as "1994 Form 10-K").)
           (vii)   Supplemental Retirement Plan for Executives of The
                   Boeing Company, as amended October 25, 1994.
                   (Exhibit (10)(vii) to the 1994 Form 10-K.)
           (viii)  Deferred Compensation Plan for Employees of The
                   Boeing Company, as amended on October 31, 1994.
                   (Exhibit (10)(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (herein referred to as "3rd Quarter 1994 Form
                   10-Q").)
           (ix)    Deferred Compensation Plan for Directors of The
                   Boeing Company, as amended on October 28, 1996.
                   (Exhibit 10.1 to the Form S-4.)
           (x)     1993 Incentive Stock Plan for Employees.
                   (a)     Plan, as amended on December 13, 1993. (Exhibit
                           (10)(ix)(a) to the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)
                   (b)     Form of Notice of Stock Option Grant.
                           (i)     Regular Annual Grant. (Exhibit
                                   (10)(ix)(b)(i) to the 1993 Form 10-K.)
                           (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10-K.)
           (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on October 31, 1994. (Exhibit (10)(v) to the 3rd Quarter 1994 Form 10-Q.)
           (xii)   SAR Deferral Arrangements of the Company.
                   (a)     Form of SAR Deferral Agreement.  (Exhibit (10)(xii)
                           (a) to 1995 Form 10-K.)
                   (b)     Plan for Employees, as amended. (Exhibit (10)(xii)
                           (b) to 1995 Form 10-K.)
                   (c)     Form of SAR deferral election notice. (Exhibit (10)
                           (xiv)(c) of the 1992 Form 10-K.) (xiii) The Boeing Company ShareValue Program, as amended on December 20, 1996. Filed herewith.
           (xiv)   Stock Purchase and Restriction Agreement dated as of July
                   1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

   (12)    Computation of Ratio of Earnings to Fixed Charges. Page 20.


                                  15 of 156

   (13) Portions of the 1996 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

   (21)    List of Company Subsidiaries. Pages 152-154.

   (24) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 18.

   (99)    Additional Exhibits
                (i)     Commercial Program Method of Accounting. Filed herewith.

(b)  Reports on Form 8-K filed during quarter ended December 31, 1996:

        On December 20, 1996, the Company filed a Current Report on Form 8-K reporting the completion on December 6, 1996, of the transactions contemplated by the Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International
        Corporation, the Company, and Boeing NA, Inc.

        On December 20, 1996, the Company also filed a Current Report on Form 8-K reporting the execution on December 14, 1996 of an Agreement and Plan of Merger among the Company, West Acquisition Corp., and McDonnell Douglas Corporation.


































                                  16 of 156

                                 Signatures

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


By:     /s/ Philip M. Condit                    By:      /s/ B. E. Givan
     ---------------------------------               -------------------------
     Philip M. Condit - Chairman of the              B. E. Givan - Senior Vice
     Board, Chief Executive Officer and              President and Chief
     Director                                        Financial Officer



By:     /s/ Gary W. Beil
     ------------------------------
      Gary W. Beil - Vice President
      and Controller

Date:  February 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/ John E. Bryson                         /s/ Donald E. Petersen
------------------------------             ---------------------------------
John E. Bryson - Director                  Donald E. Petersen - Director

  /s/ John B. Fery                           /s/ Charles M. Pigott
------------------------------             ---------------------------------
John B. Fery - Director                    Charles M. Pigott - Director

  /s/ Paul E. Gray                           /s/ Rozanne L. Ridgway
------------------------------             ---------------------------------
Paul E. Gray - Director                    Rozanne L. Ridgway - Director

  /s/ Harold J. Haynes                       /s/ Frank A. Shrontz
------------------------------             ---------------------------------
 Harold J. Haynes - Director               Frank A. Shrontz - Director

  /s/ Stanley Hiller, Jr.                    /s/ George H. Weyerhaeuser
------------------------------             ---------------------------------
Stanley Hiller, Jr. - Director             George H. Weyerhaeuser - Director




Date:  February 24, 1997


                                  17 of 156

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE







To the Board of Directors and Shareholders
The Boeing Company
Seattle, Washington


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191 and
333-16363 of The Boeing Company on Form S-8 of our report dated January 23, 1997, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 1996.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company listed in Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1996. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



 /s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington


March 6, 1997
















                                  18 of 156

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)


                                                    1996       1995       1994
------------------------------------------------------------------------------
Balance at January 1                                $110       $115       $126

Increase due to acquisition of Rockwell
 aerospace and defense business                        6

Charged to costs and expenses                          1         (4)         1

Collection of accounts
 previously charged off                                                      1

Deductions from reserves
 (accounts charged off)                                1          1         13

Balance at December 31                              $116       $110       $115
































                                  19 of 156

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                            (Dollars in millions)



                                              Year ended December 31,
                                     ----------------------------------------
                                     1996     1995     1994     1993     1992
                                     ----     ----     ----     ----     ----

Earnings before
 federal taxes on income           $1,363   $  360*  $1,143   $1,821   $2,256

Fixed charges excluding
 capitalized interest                 162      170      154       75       62

Amortization of previously
 capitalized interest                  79       58       51       31       22

Less undistributed earnings
 of affiliates                         (1)      (5)      (3)       1        1

Plus distributed earnings
 of affiliates                          -        -        -        -        -


Earnings available for             ------   ------   ------   ------   ------
 fixed charges                     $1,603   $  583   $1,345   $1,928   $2,341
                                   ======   ======   ======   ======   ======


Fixed charges:

  Interest expense                 $  145   $  151   $  130   $   39   $   14

  Interest capitalized during
   the period                          58       65       87      150      119

  Rentals deemed
   representative of an
   interest factor                     17       19       24       36       48

                                  -------   ------   ------   ------   ------
Total fixed charges               $   220   $  235   $  241   $  225   $  181
                                  =======   ======   ======   ======   ======

Ratio of earnings to fixed
 charges                              7.3      2.5*     5.6      8.6     12.9
                                  =======   ======   ======   ======   ======


*Includes $600 pretax charge associated with a special retirement program. The ratio of earnings to fixed charges exclusive of the special retirement charge was 5.0.


                                  20 of 156

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

(2) (ii)       Agreement and Plan of Merger, dated as of
                December 14, 1996, among The Boeing Company,
                West Acquisition Corp. and McDonnell Douglas
                Corporation.                                                72

(10)(xiii)     The Boeing Company Sharevalue Program, as
                amended on December 20, 1996.                              127

(12)           Computation of ration of Earnings to Fixed
               Charges                                                      20

(13) Portions of the 1996 Annual Report to Share-holders incorporated by reference in Part I and part II

                 Market for registrant's Common Equity and
                  related Sockholder Matters                      *         70
                 Selected Financial Data                          64        68
                 Management's Discussion and Analysis of
                  Financial Position and Results of                         23
                  Operations                                      30
                 Consolidated Statements of Net Earnings          44        42
                 Consolidated Statements of Financial Position    45        43
                 Consoldiated Statements of Cash Flows            46        44
                 Notes to Consolidated Financial Statements       47        45
                 Independent Auditors' Report                     43        41
                 Supplimentary Data regarding Quarterly
                  results of Operations                           63        67

(21)             List of Subsidiaries                                      152

(24)             Independent Auditors' Consent and Report on
                  Financial Statement Schedule for use in
                  connection with filings of Form S-8 under
                  the Securities Act of 1933.                               18

(99) (i)        Commercial Program Method of Accounting                    148


                 Appendix of graphic and image material pursuant
                  to Rule 304(a) of Regulation S-T                         155


                 *  Listed on inside back cover of annual report

                                  21 of 156

                                Exhibit  (13)

             Portions of the 1996 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II
















































                                  22 of 156

Management's Discussion and Analysis
Results of Operations, Financial Condition and Business Environment

Results of Operations

REVENUES

Operating revenues for 1996 were $22.7 billion compared with $19.5 billion in 1995 and $21.9 billion in 1994. The increase in revenues in 1996 was principally due to increased jet aircraft deliveries, and reversed a trend of decreasing revenues for the previous three years. The declines in revenues for the three years ending in 1995 were due to fewer commercial jet aircraft deliveries as a result of economic conditions and airline industry overcapacity in most major market areas of the world. The 1995 revenues were also adversely impacted by a ten-week labor strike which resulted in the delay of approximately 30 aircraft deliveries representing over $2 billion in reduced sales in 1995. The
Company's commercial jet aircraft market share has averaged nearly 60% in terms of sales dollar value of deliveries over the three-year period.

Commercial jet aircraft deliveries by model:

                   1996    1995    1994
---------------------------------------
737                  76      89     121
747                  26      25      40
757                  42      43      69
767                  42      36      40
777                  32      13       -
---------------------------------------
Total               218     206     270
=======================================

Commercial aircraft products and services accounted for 75%, 71% and 77% of total operating revenues for the years 1996, 1995 and 1994, respectively.

Commercial production rates have gradually increased since the low of 18 1/2 aircraft per month in early 1995. Based on current schedules, total commercial aircraft production will increase from 22 1/2 per month at the end of 1996 to 40 per month by year-end 1997. Production rate increases are planned for all models except the 767 in 1997. The approximately 80% increase in the total monthly commercial aircraft production rate planned for 1997 involves significant performance challenges and risks.

Total commercial jet aircraft deliveries for 1997 are currently projected to be in the range of 340 aircraft, including 60 777s. Commercial transportation sales trends are discussed further in the Commercial Aircraft Business Environment and Trends section on pages 32-35.

Sales by industry segment:
[Graphic and image material item Number 1
 See appendix on page 155 for description.]






                                  23 of 156

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
When used in this Management's Discussion and Analysis of Capital Results of Operations, Financial Condition and Business Environment, the words "estimate," "project," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Such risks and uncertainties include those identified under the headings "Commercial Aircraft Business Environment and Trends," "Defense and Space Business Environment and Trends," elsewhere throughout this Management's Discussion and Analysis of Results of Operations, Financial Conditions and Business Environment and in Note 21 to the Consolidated Financial Statements on page 64. Boeing does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Commercial sales by geographic region:
[Graphic and image material item Number 2
 See appendix on page 155 for description.]

Defense and space segment revenues, including activities identified as "Other industries" prior to 1995, were $5.8 billion in 1996, compared with $5.6 billion in 1995 and $5.1 billion in 1994. The International Space Station program was the major contributor to defense and space revenues during this period, following NASA's selection of Boeing Defense & Space Group as the prime contractor for the restructured Space Station program in 1993. The Company's defense and space business is broadly diversified, and no program other than the International Space Station accounted for more than 20% of total 1994-1996 defense and space revenues. The International Space Station program represented approximately 25% of 1994-1996 defense and space revenues.

In addition to the Space Station program, the principal contributors to 1996 defense and space sales included F-22 fighter aircraft developmental production activities, E-3 AWACS (Airborne Warning and Control System) updates, 767 AWACS development and manufacturing for the Government of Japan, V-22 Osprey tiltrotor aircraft development and test activities, production and remanufacturing of CH-47 helicopters, various facilities management and information services contracts (identified as "Other industries" prior to 1995), B-2 bomber subcontract work, and RAH-66 Comanche helicopter development activities. Classified projects for the U.S. Government also continued to contribute to defense and space segment revenues. Sales of $92 million from the acquired Rockwell aerospace and defense units are included for the period subsequent to the acquisition on December 6, 1996.

In the fourth quarter of 1996, the U.S. Government announced that Boeing was awarded a contract to proceed with the concept demonstration phase of the Joint Strike Fighter (JSF) program in competition with Lockheed Martin. The Boeing JSF award is valued at $660 million, and encompasses the four-year Concept Demonstration Program (CDP) in which Boeing will define the technologies, processes and characteristics of its plan to produce the JSF. Boeing will build and flight test two JSF prototypes. The JSF is intended to be an affordable, multi-service aircraft that will enter service in the next century. Also in the fourth quarter, the U.S. Air Force awarded the $1.1 billion Airborne Laser (ABL)



                                  24 of 156

Program Definition and Risk Reduction (PDRR) contract to a team led by Boeing. The PDRR phase of the ABL program includes the detailed design, integration, testing and delivery of two prototype systems in which a high power laser and optical steering system are installed in a 747-400 freighter.

Defense and space business trends are discussed further in the Defense and Space Business Environment and Trends section on pages 35 and 36.

Based on current programs and schedules, the Company projects total 1997 revenues to be approximately $33 billion, including revenues associated with the aerospace and defense business acquired from Rockwell. This estimate does not take into account the potential impact of the proposed merger with McDonnell Douglas Corporation. For further discussion of the Rockwell aerospace and defense acquisition and the proposed McDonnell Douglas merger, see page 36.

EARNINGS

Net earnings of $1,095 million for 1996 include a non-cash after-tax charge of $87 million ($133 million pretax) associated with the ShareValue Trust market value appreciation since the Trust was established on July 1, 1996. The ShareValue Trust arrangement is discussed on pages 39 and 40, and in Note 13 to the Consolidated Financial Statements on page 59. Net earnings of $393 million for 1995 include the recognition of a $600 million one-time pretax charge, or $390 million after-tax, for a special retirement program offered in the first half of 1995. Exclusive of these charges, net earnings, on a comparable basis, were $1,182 million, $783 million and $856 million for 1996, 1995 and 1994, respectively.

Net earnings:
[Graphic and image material item Number 3
 See appendix on page 155 for description.]

The comparable net earnings in 1996 were $399 million higher than the net earnings for 1995 primarily due to the increase in commercial jet aircraft sales discussed above, recognition of prior years' tax benefits of $125 million, settlement of various defense and space contract matters resulting in a $114 million pretax increase to earnings, reduced research and development expense, and increased interest income. Research and development expense of $1,200 million for 1996 was down $67 million from 1995. Corporate investment income was $78 million higher in 1996 than in 1995 due primarily to higher cash and short-term investment balances.

The comparable earnings of $783 million for 1995 were $73 million lower than 1994 primarily due to the decline in commercial aircraft sales from $16.9 billion in 1994 to $13.9 billion in 1995. Also contributing to lower earnings was an increase in interest expense of $21 million due to less interest being capitalized on plant and equipment investments. These factors were partially offset by lower research and development expense, an increase in other income of $87 million principally attributable to increased interest income on investments, and a lower income tax provision. Research and development expense of $1,267 million for 1995 was down $437 million from 1994, primarily due to reduced 777 developmental expenditures.






                                  25 of 156

A special retirement program was offered during the first half of 1995, and approximately 9,500 employees - 9% of total employees - accepted the early retirement offer. Funding of the program will occur over a minimum of ten years through the Company's retirement plan and will not have a significant impact on annual cash flow.

The overall commercial operating profit margin, exclusive of research and development expense, was 12.8% for 1996 compared with 13.8% for 1995, excluding the impact of the special retirement program, and 15.7% for 1994. The lower overall commercial operating profit margin was primarily attributable to a model mix that included 19 more 777s in 1996 than in 1995. New commercial jet aircraft programs normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of a program averaged over the initial production quantity (400 aircraft for the 777). Increased 777 deliveries and the initial deliveries of the 737-700 will constitute a larger proportion of commercial aircraft sales in 1997 than in 1996. Operating profit margins on established commercial aircraft programs do not differ significantly among individual programs.

Although significant production efficiencies have been gained through process improvements, the commercial jet aircraft market remains extremely competitive and airline revenue yields continue to follow a downward trend. These factors result in continued price pressure on the Company's products, and major productivity gains are essential to help ensure maintenance of a favorable market position at acceptable profit margins.

During the past several years, the Company developed process efficiencies that have helped minimize operational disruption due to significant changes in aircraft production rates. The magnitude of the production rate increases planned throughout 1997, however, represents a significant challenge to the operational structure of the Company and its supplier base. Potential problem areas relating to raw materials and parts shortages, skill dilution, abnormal overtime and rework are being closely monitored.

Defense and space segment operating profits for 1996 included $114 million of pretax earnings related to the settlement of various contract matters, partially offset by $53 million of losses from joint ventures associated with early stages of new commercial business opportunities. Excluding these items and the early retirement program charge in 1995, the defense and space segment operating margin before research and development was 8.7% in 1996, 8.1% in 1995, and 7.5% in 1994. These margins indicate continued solid technical and cost performance among the Company's defense and space programs. Since 1994, a significant percentage of defense and space segment business has been under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. The current major developmental programs, principally the International Space Station, F-22 Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter, primarily involve cost-reimbursement-type contracts. Write-offs of developmental joint ventures expenditures will continue in 1997, principally from development and administrative costs on the Sea Launch program (a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners), and the Civil Tiltrotor program (a collaboration with Bell Helicopter Textron, Inc., to build a commercial variant of the V-22).

Research and development expensed:
[Graphic and image material item Number 4
 See appendix on page 156 for description.]

                                  26 of 156

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic defense and space research and development not recoverable under U.S. Government flexibly priced contracts.

The principal commercial aircraft developmental programs during the 1994-1996 period were the 777 wide-body twinjet and the 737-600/700/800 family. Flight testing of the Pratt & Whitney-powered 777 began in mid-1994, and continued through the first half of 1995. Flight testing of the General Electric-powered and Rolls-Royce-powered 777s continued through 1995. The first delivery of the 777 occurred in May 1995. Development of the 777-200ER extended-range version of the 777 commenced in 1995 and continued in 1996, with certification and first delivery scheduled for early 1997. The increased-capacity version 777-300 continues to be under development, with certification and first delivery scheduled for mid-1998. The development and production of the 737-700, the first of three new 737 derivative models, is progressing on schedule, with first delivery scheduled for October 1997.

The defense and space segment continues to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, are expected to require increased levels of research and development expenditures for the defense and space segment over the next few years. Company-sponsored research and development attributable to the defense and space segment was $108 million in 1996, $86 million in 1995 and $74 million in 1994.

Research and development expenditures for 1997 will be influenced by the timing of commercial aircraft wide-body derivative programs, and commercial space and communication activities in the defense and space segment. Based on current programs and plans, research and development expense is expected to be comparable with 1995 and 1996 levels. Research and development activities are discussed further in the Strategic Investments for Long-Term Value section on pages 37 and 38.

The effective federal income tax rate of 19.7% for 1996 includes the recognition of $90 million of Foreign Sales Corporation tax benefits attributable to qualified exports, $95 million attributable to a one-time tax benefit related to prior years' investment tax credits and $30 million attributable to an adjustment for prior years' tax expense. Without the prior years' tax benefits of $125 million, the effective income tax rate would have been 28.8%. The non-deductibility of annual goodwill amortization of approximately $82 million associated with the acquisition of the Rockwell aerospace and defense business will result in a somewhat higher effective tax rate for 1997. The negative effective income tax rate of 9.2% for 1995 was due to the combination of relatively low pretax earnings - resulting from both the $600 million pretax charge for the special retirement program and the effect of the labor strike
- and to the level of tax benefits recognized. Tax benefits for 1995 included a research and experimentation tax credit of $90 million primarily associated with the initial 777 development program and Foreign Sales Corporation tax benefits of $75 million. Without the special retirement program charge, the effective tax rate for 1995 would have been 18.4%. Research and experimentation tax credit and Foreign Sales Corporation tax benefits in 1994 were $60 million and $65 million, respectively, resulting in an effective tax rate of 25.1%.


                                  27 of 156

Essentially all of the Company's business is performed under contract; therefore, operating results trends are not significantly influenced by the effects of inflation. Additional information relating to sales and earnings contributions by business segment can be found in Note 21 to the Consolidated Financial Statements on pages 64 thru 66.


BACKLOG

[Graphic and image material item Number 5
 See appendix on page 156 for description.]

Total contractual backlog of unfilled orders at December 31, 1996, was $87.7 billion, compared with $72.3 billion at the end of 1995. Of the total 1996 backlog, $79.2 billion or 90% related to the commercial aircraft segment, compared with $66.5 billion or 92% in 1995. Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed. Commercial backlog includes orders for deliveries that extend several years into the future. Approximately 25% of the units in the commercial aircraft backlog are scheduled for delivery beyond 1999.

U.S. Government and foreign military backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 1996 and 1995, total $9.0 billion and $7.6 billion.


LIQUIDITY AND CAPITAL RESOURCES

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative commercial jet aircraft programs requiring both high developmental expenditures and initial inventory buildup; cyclical growth and expansion requirements; customer financing assistance; and the timing of federal income tax payments.
























                                  28 of 156

CASH FLOW SUMMARY

Following is a summary of cash flow based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 44 that is prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements.

(Dollars in billions)                                  1996      1995      1994
===============================================================================
Net earnings                                         $  1.1    $  0.4    $  0.9

Non-cash charges to earnings (a)                        1.2       1.8       1.2
-------------------------------------------------------------------------------
Net earnings adjusted for non-cash items                2.3       2.2       2.1

Change in gross inventory (b)                          (2.3)     (2.7)     (0.8)

Change in customer advances (c)                         2.5       0.8      (0.7)

Net changes in receivables, liabilities
 and deferred income taxes (d)                          0.7       0.3
0.3

Facilities and equipment expenditures                  (0.8)     (0.6)     (0.8)

Pension funding in excess of expense                   (0.1)     (0.2)     (0.1)

Change in customer financing (e)                        1.1       1.5      (0.2)
-------------------------------------------------------------------------------
Cash flows from operating and
 investment activities                                  3.4       1.3
 (0.2)

Debt payments (f)                                      (0.8)

Cash dividends                                         (0.4)     (0.3)     (0.3)

ShareValue Trust shares acquired (g)                   (0.9)

Cash received on stock options exercised                0.2       0.1
-------------------------------------------------------------------------------
Increase (decrease) in cash and
 short-term investments                              $  1.5    $  1.1    $ (0.5)
===============================================================================
Cash and short-term
 investments at end of year                          $  5.2    $  3.7    $  2.6
===============================================================================










                                  29 of 156

(a)Non-cash charges to earnings as presented here consisted of depreciation and retiree health care accruals for all years, the charge for the ShareValue Trust distributable appreciation for 1996, and the special retirement program charge for 1995. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The ShareValue Trust charge to earnings relates to potential distributions from an irrevocable trust established by the Company in 1996. The obligation to make these distributions is solely that of the Trust, and current and future ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. The special retirement program charge will be funded over a minimum of ten years. Retirement plan funding in excess of retirement plan expense is separately indicated.

(b)Inventory associated with the 777 program increased substantially throughout the 1994-1996 time period due to initial tooling and production inventory buildup. Inventory balances on the 737, 747, 757 and 767 commercial jet programs declined significantly in 1994 due to production rate reductions and improvements in production inventory flow times, increased in 1995 due to the ten-week labor strike, and increased in 1996 due to increased production rates. Additionally, the new 737-600/700/800 program resulted in increased production and tooling inventory in 1996.

(c)Commercial customer advances declined in 1994 as backlog and deliveries for commercial aircraft programs in total declined. The increase in commercial customer advances during 1995 was principally associated with the 777 program, while the increase during 1996 was broadly distributed among the commercial jet programs. With regard to defense and space activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(d)Over the three-year period 1994-1996, changes in accounts receivable, accounts payable, other liabilities and deferred taxes resulted in a net increase in cash of $1.3 billion. This was largely attributable to an increase in advances in excess of related costs of $0.6 billion and an increase in accounts payable and other liabilities of $0.5 billion, mostly as a result of increased business activity. Federal income tax payments over the next two years are projected to substantially exceed income tax expense due to anticipated completion of contracts executed under prior tax regulations.

(e)The changes in customer financing balances have been largely driven by commercial aircraft market conditions and the ability of the Company to sell customer financing assets. The Company generated $1.5 billion, $2.6 billion and $0.8 billion of cash in 1996, 1995 and 1994, respectively, from principal repayments and by selling customer financing receivables and operating lease assets. As of December 31, 1996, the Company had outstanding commitments of approximately $3.9 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through 2002. However, not all these commitments are likely to be utilized. The Company will continue to sell customer financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are primarily secured by the underlying aircraft.




                                  30 of 156

(f)In addition to $250 million of debt that matured in 1996, the Company also paid down $545 million of short-term debt assumed in the acquisition of the Rockwell aerospace and defense business.

(g)Total funding of the ShareValue Trust was $1.15 billion; however, a portion of the funding was accomplished through issuance of treasury and newly issued shares.

Customer financing - net changes:
[Graphic and image material item Number 6
 See appendix on page 156 for description.]

CAPITAL RESOURCES

The Company has long-term debt obligations of $4.0 billion which are unsecured and include $2.2 billion issued in the 1990-1993 time period and $1.6 billion assumed in the acquisition of the Rockwell aerospace and defense business. Approximately $300 million matures in each of 1998 and 1999 and the balance has an average maturity of 21 years. Total long-term debt as of year-end 1996 amounted to 27% of total capital (shareholders' equity plus borrowings). The Company has substantial additional long-term borrowing capability, although no additional debt issuance is anticipated at this time. Revolving credit line agreements with a group of major banks, totaling $2.0 billion, remain available but unused.

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

CONTINGENT ITEMS

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Based on in-depth studies, expert analyses and legal reviews, the Company routinely assesses its contingencies, obligations and commitments to clean up sites, including assessments of the probability of recoveries from other responsible parties who have and have not agreed to a settlement and recoveries from insurance carriers. The Company's policy is to immediately recognize identified exposures related to environmental cleanup sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred. The costs incurred in connection with such activities have not had a material impact on the Company's financial position. Based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in a materially adverse impact on the Company's future financial position or operating results and cash flow trends.

Accidents involving the Company's aircraft often result in legal proceedings and in extensive investigations regarding design and production issues. The Company maintains an ongoing comprehensive process for conducting safety-related studies and investigations, both internally and in conjunction with regulatory authorities. Provisions are made for all warranty and related commitments of the Company, and most significant legal proceedings are related to matters covered by insurance.



                                  31 of 156

In 1991 the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. During the second quarter of 1996, the Peace Shield program issues were settled, and all terminations for default have been converted to terminations for convenience. The settlement resulted in the release of all Government claims, including any potential Government claim for excess cost of reprocurement or other damages.


COMMERCIAL AIRCRAFT BUSINESS ENVIRONMENT AND TRENDS

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth in developed and emerging countries and political stability. Demand for the Company's commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, technological changes, and price and other competitive factors.

GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

Since the 1970s, world air travel has grown in parallel with prevailing economic conditions. Major slumps occurred in tandem with the two petroleum price-driven world recessions and the most recent worldwide recession in developed countries, which followed the high economic growth of the late 1980s. The current world economic recovery has been moderate in the United States and the United Kingdom, and slow in continental Europe and Japan. Current economic indications suggest that most Asian economies, except Japan, will continue to experience above average expansion.

As the world economy has improved, airline passenger traffic has been increasing. Following the decline in passenger traffic in 1991, the first annual decline since the start of the jet era, worldwide passenger traffic has grown steadily. For the five-year period 1992-1996, the average annual growth rate for worldwide passenger traffic was approximately 5.5%. The Company's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 5.6% annually for the next five years and slightly less than 5.0% annually for the balance of the 20-year forecast period, based on projected average worldwide annual economic real growth of 3.2% over the period.

Significant excess capacity in the worldwide aircraft fleet developed during the recent global recession, following several years of record-setting delivery levels of new jet aircraft. At the end of 1993, approximately 1,100 commercial jet aircraft out of the total world fleet of over 11,000 aircraft were in out-of-service status. By the end of 1996, that number had declined to approximately
700. Due to noise constraints, inferior economics of older aircraft and the market requirement for readily available used aircraft, the Company currently estimates that less than one-fourth of the stored aircraft are potentially practical alternatives to new aircraft for airlines seeking added capacity.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1996 dollars.


                                  32 of 156

AIRLINE PROFITABILITY

The airline industry's ability to achieve substantial levels of profitability will be an important factor in determining whether the Company's long-term market forecast will be realized. In addition to aggressive cost control measures being taken by many airlines, continued growth in passenger traffic, together with stable fare structures, are important conditions if the airline industry is to sustain acceptable earnings levels.

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost control measures, the airline industry showed significant improvement in operating profitability over the past few years. Airlines' net earnings (after interest costs on debt) also showed a marked improvement over the past three years. In the aggregate, the industry achieved approximately a break-even level of net earnings in 1994. The industry realized a substantial positive level of earnings in 1995 and an even greater level in 1996. The outlook for traffic growth in 1997 is generally positive; however, higher fuel costs and wage increase pressures, particularly in the United States, could lower margins and limit industry profit growth.

AIRCRAFT REPLACEMENT DUE TO NOISE REGULATIONS

There are approximately 3,500 Stage 2 aircraft worldwide that cannot operate in conformity with legislated noise requirements to be phased in by the year 2002. Approximately 2,000 of these aircraft are in the United States and most of the remainder operate in Europe. Airlines have the option of modifying Stage 2 aircraft, replacing them, or selling or otherwise removing them from service without replacement. The Company projects that about one-half of the U.S. Stage 2 aircraft will eventually be modified, and the remainder, primarily older aircraft, will be replaced.

AIRLINE DEREGULATION

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty years ago virtually all air travel took place within a framework of domestic and international oversight. Since then, several countries, most notably the United States, Australia and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a liberal climate for international services. Currently, about one-half of all air travel takes place within an open competitive environment. These trends are expected to continue, but at varying rates in different parts of the world.

Liberalization of government regulations together with increased aircraft range capabilities is giving airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and aircraft size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements favor increased flight frequency over capacity growth by providing an important stimulus to opening new city-pair markets. In parallel with regulatory liberalization, developments in improving aircraft range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity aircraft.




                                  33 of 156

INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Since the 1970s, the Company has achieved approximately a 60% share of the available commercial jet aircraft market. This market share has been maintained throughout the economic cycles of the commercial jet aircraft market, including the difficult market environment in recent years that resulted in lower production rates and excess production capacity for all jet aircraft manufacturers. With regard to new orders, that market environment resulted in intense pressures on pricing and other competitive factors that continue today. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain market share at satisfactory margins.

The Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. On-line access to engineering drawings and parts lists needed for aircraft maintenance is already available to airline customers, and in 1996, service bulletins and maintenance manuals were also delivered on-line. To help airline customers more effectively manage their operating costs, new facilities and systems now provide for next-day shipment for routine spare parts orders, and the highest priority orders are processed and ready for shipment within two hours. A regional customer service center was opened in Beijing in 1994 to serve growing airline requirements in China and other Asian countries. The Company now has 17 field service bases located throughout China. In 1995 the Company opened an avionics center in Singapore that is able to service a significant number of Asian customers.

Over the past five years, sales outside the United States have accounted for approximately 64% of the Company's total commercial aircraft sales; approximately 67% of the contractual backlog at year-end 1996 was with customers based outside the United States. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand aircraft design and manufacturing capabilities by teaming arrangements with each other or current manufacturers. The Company is actively exploring ways to expand its global presence in this environment.

In 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement bans government production subsidies and limits development support in the form of loans to 33% of development costs. The Company would have preferred a ban on all government subsidies for commercial airplane programs, but the controls embodied in the 1992 agreement are considered important in limiting future government subsidies to Airbus Industrie, the Company's primary competitor. The recent announcement by the four Airbus partners to transform the Airbus consortium into a commercial company should further remove Airbus operations from government control and influence.








                                  34 of 156

The World Trade Organization (WTO), based in Geneva, was inaugurated in 1995. Consisting of approximately 128 nations, the WTO was established to promote open and nondiscriminatory trade among its members. The WTO contains an improved subsidies code, applicable to all members, that provides important protections against injurious subsidies by governments, as well as improved dispute settlement procedures to resolve disagreements among nations. The 1992 bilateral United States - European Union agreement and the WTO subsidies code constitute the basic limits on government support of development costs.

Company forecasts indicate that the airlines of China represent a significant potential for commercial jet aircraft orders over the next 20 years; however, China is not currently a member of the WTO. The Company believes the accession of China to the WTO and the granting of permanent Most-Favored-Nation trading status by the U.S. Government would help ensure an open market and effective trade policies. However, if government and trade relations between the United States and China deteriorate significantly, the Company's ability to sell commercial aircraft to airlines in China could be severely constrained.

Airlines of Russia and other states of the former Soviet Union operate a limited number of western-built aircraft. Because of high customs duties, a shortage of foreign exchange, legal and other financing constraints, the potential for new aircraft orders has been severely limited. In January 1996, the U.S. Government reached a trade agreement with the Russian Federation that provides for future aircraft tariff reductions. The Company expects that the airlines and aircraft manufacturing industry of this region will eventually be integrated into the international economy.

SUMMARY

Although market uncertainties remain, particularly with respect to the airline industry's profitability and open market access, the long-term market outlook appears favorable. The Company is well positioned in all segments of the commercial jet aircraft market, and intends to remain the airline industry's preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.


DEFENSE AND SPACE BUSINESS ENVIRONMENT AND TRENDS

Procurement budget - Department of Defense and NASA:
[Graphic and image material item Number 7
 See appendix on page 156 for description.]

Uncertain defense priorities and severe U.S. Government funding pressures continue to characterize the business environment for the defense and space segment. Since 1992, total procurement and research funding for U.S. Government defense and space programs have declined nearly 20%. As a consequence, some of the Company's programs remain subject to stretch-out, curtailment or termination. It is currently anticipated that total annual U.S. Government defense and space funding for procurement and research programs will be relatively constant over the next five years in the $90 billion range.

The Company's defense and space business is broadly diversified among priority government programs involving military aircraft, helicopters, information and electronic systems, and space systems. Additionally, the Company's programs are balanced between potential future production programs and ongoing modernization activities for existing defense systems.

                                  35 of 156

Sales to foreign governments represented 15% of total 1996 defense and space sales, principally due to foreign government sales associated with the 767 AWACS and CH-47 programs. The percent of defense and space sales to foreign governments increased during the 1994-1996 period.

Significant restructuring in the form of mergers, acquisitions and strategic alliances are continuing by companies throughout the aerospace industry to maintain or increase market share, to reduce costs or obtain economies of scale, and to be competitive for new business opportunities. Joint venture arrangements with other companies are expected to continue to be common for major developmental programs and follow-on production activities. Currently, the Company's activities in the F-22, V-22, RAH-66, Sea Launch, and Civil
Tiltrotor developmental programs are under joint venture arrangements. Sea Launch program team members include Kvaerner a.s. of Norway, RSC-Energia of Russia, and Yuzhnoye of Ukraine. In general, business risk is greater in working with joint venture partners located in foreign countries. The Company is also a 50/50 partner with Lockheed Martin in United Space Alliance (USA) to operate NASA's manned spaceflight activities.

The Company is pursuing promising opportunities in the growing civil space market in the areas of launch systems, communication systems, earth observation systems and remote sensing. The addition of Boeing North American will strengthen the Company's role in civil space business.

MERGER AND ACQUISITION ACTIVITY

The acquisition by Boeing of most of Rockwell's aerospace and defense business was completed on December 6, 1996. Boeing issued approximately 9.2 million shares of its common stock valued at $875 million and assumed debt valued at $2,180 million. The acquired business units are currently operating under the name Boeing North American, Inc., and are expected to strengthen the strategic position of the Company's defense and space segment, particularly with respect to space systems and information/battle management systems.

The major product groups of Boeing North American are rocket propulsion including the Space Shuttle main engine; Space Station electric power; Space Shuttle integration, logistics and operations; Global Positioning System satellites; ICBM systems; tactical missiles; sensors; B1-B bomber; commercial aerostructures; aircraft and helicopter modifications; airborne laser and electro-optics; space defense; and advanced programs. The Rockwell aerospace and defense units had fiscal 1996 annual sales of $2.5 billion, excluding sales to Boeing, with approximately 21,000 employees.

On December 15, 1996, The Boeing Company and McDonnell Douglas Corporation jointly announced the signing of a merger agreement. In the merger, which is subject to government and shareholder approvals, McDonnell Douglas shareholders will receive 0.65 of a share of Boeing common stock for each share of McDonnell Douglas common stock pursuant to which McDonnell Douglas will merge with Boeing in a stock-for-stock transaction. The merger will result in a broad-based aerospace company with excellent capabilities in commercial aircraft, military aircraft, and defense and space systems. The defense business base of the merged companies will represent a good balance of current military aircraft production programs and those scheduled for production in the years ahead, in addition to manned space programs and space transportation programs. The combined company will have about 200,000 employees. The merger is expected to be completed in the third quarter of 1997.


                                  36 of 156

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE

Over the past several years, the Company has made significant internal investments to meet future airline product requirements, and to aggressively pursue new defense and space business opportunities and to achieve production efficiencies. Although constraining earnings and requiring substantial resources in the near term, these investments are building long-term value by streamlining operations and positioning the Company to maintain its leadership position.

NEW PRODUCT DEVELOPMENT

The Company continually evaluates opportunities to improve current aircraft models, and assesses the marketplace to ensure that its family of commercial jet aircraft is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among the Boeing family of commercial aircraft. Additionally, the Company is determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

The major focus of commercial aircraft development activities over the past three years has been the 777 wide-body twinjet, which entered service in May 1995, and the 737-600/700/800 family. The new 777 model is designed to meet airline requirements for an efficient, comfortable, high-capacity jetliner to be used in domestic and regional markets internationally. Deliveries of the extended-range version 777-200 will begin in early 1997, to be followed in 1998 by the 777-300 version with 20% greater passenger-carrying capability. As of December 31, 1996, orders for 318 and options for 126 777s have been announced by 24 customers.

Development of the 737-600/700/800 family of short-to-medium-range jetliners began in 1993. These new 737s will provide greater range, increased speed, and reduced noise and emissions while maintaining 737 family commonality. The 737-700, the middle-sized member of the family, will be the first version to be placed into service, with initial deliveries scheduled for late 1997 to Southwest Airlines. The 737-800, a larger version, is currently scheduled to be delivered in early 1998 to Hapag-Lloyd. Initial delivery of the smallest version, the 737-600, is currently scheduled for late 1998 to SAS. As of December 31, 1996, orders for 517 and options for 287 737-600/700/800s have been announced by 24 customers.

In 1996 the Company launched a new version of the 757 twinjet. The new 757-300, with approximately 20% more seating, will have about 10% lower seat-mile operating costs than the -200, which already has the lowest seat-mile operating cost in its market segment. First delivery is scheduled for 1999.

Also in 1996, the Company and General Electric formed a joint venture, Boeing Business Jets, to respond to the market demand for a larger, more capable business aircraft that can fly over 6,000 miles. The Boeing Business Jet will be derived from the 737-700.

In January 1997, the Company began offering for sale a new extended-range version of the 767. The proposed 767-400ERX, which could enter commercial service as early as the year 2000, will be capable of carrying over 300 passengers in a two-class configuration.


                                  37 of 156

The Company has been working with some of the world's largest airlines to explore the development of aircraft capable of carrying more than 500 passengers over longer ranges than the current 747 family. However, sufficient market demand has not developed to justify committing the very substantial investment levels required to develop either an all new aircraft or significantly larger versions of the 747. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule depend on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required.

Other new products under consideration include larger and longer-range versions of the 777. Potential versions of the 777 being studied would be capable of non-stop flights approaching 10,000 miles or carrying more than 400 passengers in a three-class configuration.

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

New business opportunities being pursued or studied include both military and commercial applications. On the military side, the Company continues to assess potential applications using the Company's commercial aircraft, particularly the 767. In the commercial space arena, Boeing is leading the Sea Launch team to offer highly automated commercial satellite launching from a seagoing launch platform. First launch is currently scheduled for 1998. In November 1996, the Company and Bell Helicopter Textron, Inc., announced that they plan to continue their tiltrotor association by forming a joint venture to design, develop, certify, market and sell a six-to-nine passenger Civil Tiltrotor, designated the Bell Boeing 609. The new aircraft is offered for delivery in 2001.

In communication activities, Boeing is studying several potential business opportunities including developing and marketing a phased-array communications antenna for a variety of mobile commercial and military system applications. Initial application of this product would be for reception of Direct Broadcast Satellite (DBS) television on in-flight commercial aircraft. The Company is studying methods to provide a two-way voice and data wholesale communications service to "in-country" distributors via a space-based switching network of low- earth-orbit satellites, and a potential business venture to generate and sell satellite remote sensing data to agricultural and non-agricultural business users.











                                  38 of 156

MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to continuous quality improvement in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued, with substantial resources invested in training, restructuring of processes, new technology, and organizational realignment.

The 777, the 737-600/700/800 and other recent commercial and government developmental programs included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework and improved quality of internally manufactured and supplier parts.

A major initiative has been launched to greatly simplify and streamline commercial aircraft configuration control, production management, and related systems. Organizations have been realigned and substantial resources have been dedicated to ensure the new processes and systems are successfully implemented over the next few years.

The Defense & Space Group continues to aggressively pursue important process improvements through integrated product teams that provide cost-effective solutions and maintain technological superiority. One example is a rapid prototyping process that facilitates quick and effective cross-disciplinary integration in creating new product prototypes.






                             ------

SHAREHOLDER VALUE AS CORPORATE PERFORMANCE MEASURE AND SHAREVALUE TRUST

The Company's long-range mission is to be the number one aerospace company in the world and among the premier industrial concerns in terms of quality, profitability and growth. The Company's fundamental goal with respect to profitability and growth is now defined as increasing shareholder value over the long term. Total company performance, operating group performance measurements, and strategic planning processes are aligned with, or directly based on, enhancing long-term shareholder value.

During 1996 the Company established a self-sufficient irrevocable 12-year trust, "ShareValue Trust," designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. Funding of the ShareValue Trust totaled $1,150 million. The Trust investments consist solely of Boeing stock and the appreciation of the Trust investments in the Company's stock above an annual 3% threshold will be distributed to qualifying participants based on overlapping investment cycles. Potential distributions occur every two years. Shares of common stock held by the Trust are legally outstanding, and dividends received by the Trust are reinvested in additional shares of common stock.

                                  39 of 156

Although the obligation to make the ShareValue Trust appreciation distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distributions, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. (See Note 13 to the Consolidated Financial Statements on page 59).


















































                                  40 of 156

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders, The Boeing Company:

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1996 and 1995, and the related statements of net earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
January 23, 1997
Seattle, Washington

























                                  41 of 156

                     THE BOEING COMPANY AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF NET EARNINGS
                 (Dollars in millions except per share data)



Year ended December 31,                              1996       1995       1994
-------------------------------------------------------------------------------
Sales and other operating revenues                $22,681    $19,515    $21,924
Costs and expenses                                 21,327     18,613     20,773
Special retirement program expense                               600
-------------------------------------------------------------------------------
Earnings from operations                            1,354        302      1,151
Other income, principally interest                    287        209        122
Interest and debt expense                            (145)      (151)      (130)
ShareValue Trust appreciation                        (133)
-------------------------------------------------------------------------------
Earnings before federal taxes on income             1,363        360      1,143
Federal taxes on income                               268        (33)       287
-------------------------------------------------------------------------------
Net earnings                                      $ 1,095    $   393    $   856
===============================================================================


Earnings per share                                  $3.19      $1.15      $2.51
===============================================================================

Cash dividends per share                            $1.09      $1.00      $1.00
===============================================================================

See notes to consolidated financial statements.



























                                   42 of 156

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)


December 31,                                                    1996       1995
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $ 4,375    $ 3,730
Short-term investments                                           883
Accounts receivable                                            1,988      1,470
Current portion of customer financing                            150        205
Deferred income taxes                                            745        840
Inventories, net of advances and progress billings             6,939      6,933
-------------------------------------------------------------------------------
     Total current assets                                     15,080     13,178
Customer financing                                               648      1,660
Property, plant and equipment, net                             6,813      6,456
Deferred income taxes                                            415         58
Goodwill                                                       2,478
Prepaid pension expense                                        1,708        698
Other assets                                                     112         48
-------------------------------------------------------------------------------
                                                             $27,254    $22,098
===============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                       $ 7,306    $ 6,245
Advances in excess of related costs                              973        510
Income taxes payable                                             350        389
Current portion of long-term debt                                 13        271
-------------------------------------------------------------------------------
     Total current liabilities                                 8,642      7,415
Accrued retiree health care                                    3,691      2,441
Long-term debt                                                 3,980      2,344
Shareholders' equity:
  Common shares, par value $5.00 -
   600,000,000 shares authorized;
   Shares issued - 360,437,668 and 349,256,792                 1,802      1,746
  Additional paid-in capital                                   1,951        615
  Treasury shares, at cost - 15,220 and 5,304,135                 (1)      (209)
  Retained earnings                                            8,447      7,746
  ShareValue Trust - 13,059,851 shares                        (1,258)
-------------------------------------------------------------------------------
     Total shareholders' equity                               10,941      9,898
-------------------------------------------------------------------------------
                                                             $27,254    $22,098
===============================================================================

See notes to consolidated financial statements.






                                   43 of 156

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)



Year ended December 31,                               1996      1995       1994
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                     $ 1,095   $   393    $   856
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     ShareValue Trust appreciation                     133
     Special retirement program expense                          600
     Depreciation and amortization                     991     1,033      1,142
     Changes in assets and liabilities -
      Short-term investments                          (874)      559        207
      Accounts receivable                              243       194        (49)
      Inventories, net of advances and
       progress billings                               250    (1,954)    (1,545)
      Accounts payable and other liabilities           176       (24)       413
      Advances in excess of related costs              293       237         47
      Income taxes payable and deferred                (94)       37       (117)
      Other assets                                    (116)     (168)       (11)
      Accrued retiree health care                      126       159        134
-------------------------------------------------------------------------------
  Net cash provided by operating activities          2,223     1,066      1,077
-------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                        (420)   (1,239)      (975)
  Customer financing reductions                      1,482     2,638        770
  Property, plant and equipment, net additions        (762)     (629)      (795)
-------------------------------------------------------------------------------
  Net cash provided (used) by investing activities     300       770     (1,000)
-------------------------------------------------------------------------------

Cash flows - financing activities:
  Long-term debt financing, net                       (822)        6        (21)
  ShareValue Trust                                    (891)
  Dividends paid                                      (379)     (342)      (340)
  Stock options exercised, other                       214       146         26
-------------------------------------------------------------------------------
  Net cash used by financing activities             (1,878)     (190)      (335)
-------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
 equivalents                                           645     1,646       (258)

Cash and cash equivalents at beginning of year       3,730     2,084      2,342
-------------------------------------------------------------------------------

Cash and cash equivalents at end of year           $ 4,375   $ 3,730    $ 2,084
===============================================================================

See notes to consolidated financial statements.


                                   44 of 156

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1996, 1995 and 1994
                 (Dollars in millions except per share data)


Note 1 - Summary of Significant Accounting Policies

Principles of consolidation

  The consolidated financial statements include the accounts of all majority-owned subsidiaries, including the Rockwell aerospace and defense business acquired in December 1996 (See Note 2). Intercompany profits, transactions and balances have been eliminated in consolidation.

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











                                  45 of 156

  Commercial jet aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for all commercial jet aircraft programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial jet aircraft programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries for the next three to five years, although the initial program quantity for new programs will normally include orders and deliveries over periods up to ten years. The initial program quantity for the new 777 program has been established at 400 units, the same initial program quantity as for the 747 program in 1969 and for the 767 and 757 programs in 1982. The commercial program method of accounting, an industry-developed practice adopted by the Company in the 1960s and applied to all its commercial jet aircraft programs since that time, requires the demonstrated ability to reliably estimate and manage the cost-revenue relationship for the defined program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

Inventories

  Inventoried costs on long-term commercial jet aircraft programs and U.S. Government and foreign military contracts include direct engineering, production and tooling costs, and applicable overhead. In addition, for U.S. Government fixed-price-incentive contracts, inventoried costs include research and development and general and administrative expenses estimated to be recoverable. Inventoried costs associated with commercial jet aircraft programs and long-term contracts, less estimated average cost of sales, are not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.

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





                                  46 of 156

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

Short-term investments

  Short-term investments, consisting principally of U.S. Government Treasury obligations, are classified as trading securities with unrealized gains and losses reflected in other income.


Property, plant and equipment

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

Goodwill

  Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is being amortized by the straight-line method over 30 years. Goodwill is included in the respective industry segments' identifiable assets and the goodwill amortization is charged against the respective industry segments' operating profit. Recoverability of the unamortized goodwill balance is based upon assessment of related operational cash flows.

Per share data

  Net earnings per share are computed based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust, of 343,658,097; 342,159,741; and 340,574,779 for the years ended
December 31, 1996, 1995 and 1994, respectively. There is no material dilutive effect on net earnings per share due to common stock equivalents.










                                  47 of 156

Note 2 - Acquisition of Rockwell Aerospace and Defense Business

  On December 6, 1996, the Company acquired Rockwell's aerospace and defense business by issuing 9.2 million shares of common stock valued at $875 and assuming debt valued at $2,180. This transaction has been accounted for under the purchase method. The assets and liabilities have been recorded at fair value based on preliminary valuations, with excess purchase price recorded as goodwill. Goodwill is amortized on a straight-line basis over 30 years. The fair value of the net liabilities acquired was $1,610 and goodwill was valued at $2,485 as shown in the following table:

Assets                                     Liabilities and common stock
-------------------------------------------------------------------------------
Accounts Receivable             $  761     Accounts payable and other
Inventories                        230      liabilities                  $1,059
Property, plant and equipment      538     Long-term debt                 2,180
Prepaid pension, other           1,018     Accrued retiree health care    1,124
Net deferred tax asset             206     Common stock issued              875
Goodwill                         2,485
-------------------------------------------------------------------------------
                                $5,238                                   $5,238
===============================================================================


  Pro forma combined operating results for 1996 and 1995, which are presented solely as unaudited supplemental information and not necessarily indicative of what results would have been if the acquisition had been effective the beginning of 1995, are as follows: sales of $25,214 and $22,267, net earnings of $1,123 and $437 and earnings per share of $3.19 and $1.24.



Note 3 - Accounts Receivable

Accounts receivable at December 31 consisted of the following:
                                                              1996         1995
-------------------------------------------------------------------------------
Accounts receivable under
 U.S. Government contracts                                  $1,515       $1,059
Accounts receivable from commercial
 and foreign military customers                                473          411
-------------------------------------------------------------------------------
                                                            $1,988       $1,470
===============================================================================

  Accounts receivable included the following as of December 31, 1996 and 1995, respectively: amounts not currently billable of $249 and $119 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($92 and $65 not expected to be collected within one year); $259 and $162 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($255 and $19 not expected to be collected within one year); and $31 and $46 of other receivables not expected to be collected within one year.




                                  48 of 156

Note 4 - Inventories

Inventories at December 31 consisted of the following:
                                                              1996         1995
-------------------------------------------------------------------------------
Commercial jet aircraft programs
 and long-term contracts in progress                       $15,378      $13,107
Commercial spare parts, general stock
 materials and other                                         1,150          894
-------------------------------------------------------------------------------
                                                            16,528       14,001
Less advances and progress billings                         (9,589)      (7,068)
-------------------------------------------------------------------------------
                                                            $6,939       $6,933
===============================================================================

  General and administrative and research and development expenses included in inventories represented less than 1% of total inventories. Interest capitalized as construction-period tooling costs amounted to $30, $33 and $36 in 1996, 1995 and 1994, respectively.

  As of December 31, 1996, there were no significant deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 and 737-600/700/800 programs. The program quantity for the 777 program for determining deferred production costs in excess of aggregate estimated average cost and over which total tooling costs will be amortized and absorbed in cost of sales has been established at 400 units. Inventory costs relating to the 777 program included unamortized tooling of $3,159 and $3,241 at December 31, 1996 and 1995, and $2,488 and $1,440 at December 31, 1996 and
1995, of deferred production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1. It is estimated that $2,020 of the 777 program unamortized tooling and deferred production costs as of December 31, 1996, will be recovered from firm orders received after December 31, 1996. As of December 31, 1996, 228 777s were under firm contract, and 45 777s had been delivered. Inventory costs relating to the 737-600/700/800 program included unamortized tooling of $668 at December 31, 1996. As of December 31, 1996, 413 737-600/700/800s were under firm contract.

  As of December 31, 1996 and 1995, inventory balances included $7 and $324 subject to claims or other uncertainties related to U.S. Government contracts.

  The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 21.












                                  49 of 156

Note 5 - Customer Financing

Long-term customer financing, less current portion, at December 31 consisted of the following:
                                                              1996         1995
-------------------------------------------------------------------------------
Notes receivable                                             $ 253        $ 721
Investment in sales-type leases                                237          351
Operating lease aircraft, at cost,
 less accumulated depreciation of $77 and $326                 258          688
-------------------------------------------------------------------------------
                                                               748        1,760
Less valuation allowance                                      (100)        (100)
-------------------------------------------------------------------------------
                                                             $ 648       $1,660
===============================================================================

  Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.

Scheduled principal payments from notes receivable and sales-type leases for the next five years are as follows:

                    1997    1998    1999    2000    2001
                    ------------------------------------
                    $150    $149     $14     $12      $9
                    ====================================

  The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $67 of customer financing receivables as of December 31, 1996.

  Interest rates on fixed-rate notes ranged from 7.87% to 12.00%, and effective interest rates on variable-rate notes ranged from 0.75% to 3.50% above the London Interbank Offered Rate (LIBOR).

  Sales and other operating revenues included interest income associated with notes receivable and sales-type leases of $43, $160 and $183 for 1996, 1995 and 1994, respectively.

  The valuation allowance is subject to change depending on estimates of collectability and realizability of the customer financing balances.













                                  50 of 156

Note 6 - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

                                                              1996         1995
-------------------------------------------------------------------------------
Land                                                       $   431      $   404
Buildings                                                    6,165        5,791
Machinery and equipment                                      7,688        7,251
Construction in progress                                       367          298
-------------------------------------------------------------------------------
                                                            14,651       13,744
Less accumulated depreciation                               (7,838)      (7,288)
-------------------------------------------------------------------------------
                                                           $ 6,813      $ 6,456
===============================================================================

  Depreciation expense was $942, $976 and $1,081 for 1996, 1995 and 1994, respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $28, $32 and $51 in 1996, 1995 and 1994, respectively.



Note 7 - Taxes on Income

The provision for federal taxes on income consisted of the following:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Taxes paid or currently payable                        $324      $ 38      $251
Change in deferred taxes                                (56)      (71)       36
-------------------------------------------------------------------------------
                                                       $268      $(33)     $287
===============================================================================


  State taxes on income, which have been relatively minor in amount, are included in general and administrative expense. The provisions for federal taxes on income were less than those which result from application of the statutory corporate tax rates due to the following:

                                                       1996      1995     1994
-------------------------------------------------------------------------------
Statutory tax rate                                     35.0 %    35.0 %   35.0 %
Foreign Sales Corporation tax benefit                  (6.6)    (20.8)    (5.7)
Research benefit                                       (0.3)    (25.0)    (5.2)
Prior years' investment tax credit                     (7.0)
Prior years' tax adjustment                            (2.2)
Other                                                   0.8       1.6      1.0
------------------------------------------------------------------------------
Effective tax rate                                     19.7 %    (9.2)%   25.1 %
==============================================================================





                                  51 of 156

  The deferred tax assets, net of deferred tax liabilities, resulted from an alternative minimum tax credit carryforward and from temporary tax differences associated with the following:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Inventory and long-term contract methods
 of income recognition                               $  204     $ 191     $ 473
Pension benefit accruals                               (540)     (206)     (347)
Retiree health care accruals                          1,292       854       799
Other employee benefits accruals                        338       291       220
Customer financing                                     (134)     (362)     (318)
Alternative minimum tax
 credit carryforward                                              130
-------------------------------------------------------------------------------
Net deferred tax assets                              $1,160     $ 898     $ 827
===============================================================================

  The temporary tax differences associated with inventory and long-term contract methods of income recognition encompass related costing differences, including timing and depreciation differences.

  Valuation allowances were not required due to the nature of and circumstances associated with the temporary tax differences.

  The Company has filed a suit in the United States District Court for the Western District of Washington for the refund of taxes and interest previously paid associated with disputed assessments. The suit relates to the taxation of export sales through the Company's Domestic International Sales Corporation
(DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. The Company has been unable to resolve these issues within the Internal Revenue Service administrative process. Successful resolution of this suit could result in recovery of taxes and interest in excess of $400. Income taxes have been settled with the Internal Revenue Service for all years through 1978, and Internal Revenue Service field examinations have been completed through 1987. The Company believes adequate provision has been made for all open years.

  Federal income tax payments (refunds) and transfers were $306, $(91) and $401 in 1996, 1995 and 1994, respectively.


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:
                                                              1996         1995
-------------------------------------------------------------------------------
Accounts payable                                            $3,554       $3,017
Accrued compensation and employee benefit costs              1,597        1,374
Lease and other deposits                                       399          508
Other                                                        1,756        1,346
-------------------------------------------------------------------------------
                                                            $7,306       $6,245
===============================================================================




                                  52 of 156

Note 9 - Long-Term Debt

Long-term debt at December 31 consisted of the following:
                                                              1996         1995
-------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 3/8% due Mar. 1,  1996                                $      -       $  250
  7 5/8% due Feb. 17, 1998                                     306            -
  8 7/8% due Sep. 15, 1999                                     319            -
  8 3/8% due Feb. 15, 2001                                     212            -
  6 3/4% due Sep. 15, 2002                                     297            -
  6.35% due Jun.  15, 2003                                     299          299
  7 7/8% due Feb. 15, 2005                                     210            -
  6 5/8% due Jun.  1, 2005                                     290            -
  8 1/10% due Nov.  15, 2006                                   175          175
  8 3/4% due Aug. 15, 2021                                     398          398
  7.95% due Aug.  15, 2024                                     300          300
  7 1/4% due Jun. 15, 2025                                     247          247
  8 3/4% due Sep. 15, 2031                                     248          248
  8 5/8% due Nov. 15, 2031                                     173          173
  7.50% due Aug.  15, 2042                                     100          100
  7 7/8% due Apr. 15, 2043                                     173          173
  6 7/8% due Oct. 15, 2043                                     125          125
Other notes                                                    121          127
Less current portion                                           (13)        (271)
-------------------------------------------------------------------------------
                                                            $3,980       $2,344
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

Maturities of long-term debt for the next five years are as follows:

                    1997    1998    1999    2000    2001
                    ------------------------------------
                     $13    $337    $330     $11    $221
                    ====================================


  Interest payments were $200, $210 and $210 in 1996, 1995 and 1994, respectively.

  The Company has $2,000 currently available under credit-line agreements with a group of commercial banks. Under these agreements, revised as of September 27, 1996, $1,000 is available until September 26, 1997, and $1,000 is available until September 30, 2003. There are compensating balance arrangements, and retained earnings totaling $1,909 are free from dividend restrictions. The Company has complied with restrictive covenants contained in the various debt agreements.





                                  53 of 156

Note 10 - Postretirement Plans

Pensions

  The Company has various noncontributory plans covering substantially all employees. All major pension plans are funded and have plan assets that exceed accumulated benefit obligations. The following table reconciles the plans' funded status to the prepaid expense balance at December 31.

                                                              1996         1995
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested                                                  $(15,598)    $ (8,816)
  Nonvested                                                 (1,065)        (806)
-------------------------------------------------------------------------------
  Accumulated benefit obligation                           (16,663)      (9,622)
  Effect of projected future salary increases               (1,977)      (1,421)
-------------------------------------------------------------------------------
  Projected benefit obligation                             (18,640)     (11,043)
Plan assets at fair value - primarily equities,
 fixed income obligations and cash equivalents              21,029       11,506
-------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation        2,389          463
Unrecognized net actuarial gain                             (1,041)         (80)
Unrecognized prior service cost                                420          388
Unrecognized net asset at January 1, 1987, being recognized
 over the plans' average remaining service lives               (60)         (73)
-------------------------------------------------------------------------------
Prepaid pension expense recognized in the Consolidated
 Statements of Financial Position                         $  1,708     $    698
===============================================================================

The pension provision included the following components:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Service cost (current period attribution)           $   302   $   293     $ 352
Interest accretion on projected benefit obligation      790       760       669
Actual return on plan assets                         (1,820)   (2,830)     (101)
Net deferral and amortization of actuarial gains
and losses                                            1,011     2,078      (596)
-------------------------------------------------------------------------------
Net pension provision                               $   283   $   301     $ 324
===============================================================================

  The actuarial present value of the projected benefit obligation at December 31, 1996, 1995 and 1994, respectively, was determined using a weighted average discount rate of 7.25%, 7.0% and 8.5%, and a rate of increase in future compensation levels of 5.25%, 5.0% and 5.75%. The expected long-term rate of return on plan assets was 8.0% for each year.

  The pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plans first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company's group insurance programs.
                                  54 of 156

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

  The Company has certain unfunded and partially funded plans with a projected benefit obligation of $278 and $233; plan assets of $44 and $38; and unrecognized prior service costs and actuarial losses of $74 and $85 as of December 31, 1996 and 1995, respectively, based on actuarial assumptions consistent with the funded plans. The net provision for the unfunded plans was $32 and $27 for 1996 and 1995.

  The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. Under the terms of the Company-sponsored 401(k) plans, eligible employees are currently allowed to contribute up to 15% of their base pay. The Company contributes amounts equal to 50% of the employee's contribution to a maximum of 4% of the employee's pay, subject to statutory limitations. The provision for these defined contribution plans in 1996, 1995 and 1994 was $193, $190 and $206, respectively.

Other postretirement benefits

  The Company's postretirement benefits other than pensions consist principally of health care coverage for eligible retirees and qualifying dependents.
Except for employees covered by the United Auto Workers bargaining agreement for whom lifetime benefits are provided, retiree health care is provided principally until age 65.

  The retiree health care cost provision was $233, $246 and $218 for 1996, 1995 and 1994, respectively. The components of expense were as follows:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Service cost (current period attribution)              $ 89      $ 92      $ 91
Interest accretion on accumulated retiree
 health care obligation                                 152       157       136
Net deferral and amortization of actuarial gains         (8)       (3)       (9)
-------------------------------------------------------------------------------
Net provision for retiree health care                  $233      $246      $218
===============================================================================






                                  55 of 156

  Benefit costs were calculated based on assumed cost growth for retiree health care costs of an 8.9% annual rate for 1997, decreasing to a 5.0% annual growth rate by the year 2008. A 1% increase or decrease in the assumed annual trend rates would increase or decrease the accumulated retiree health care obligation by $309, $271 and $231 as of December 31, 1996, 1995 and 1994, respectively, with a corresponding effect on the retiree health care expense of $37, $41 and $37. The accumulated retiree health care obligation at December 31, 1996, 1995 and 1994 was determined using a weighted average discount rate of 7.25%, 7.0% and 8.5%, respectively.

The accumulated retiree health care obligation at December 31 consisted of the following components:

                                                                 1996      1995
-------------------------------------------------------------------------------
Retirees and dependents                                        $1,660    $  890
Fully eligible active plan participants                           292       201
Other active plan participants                                    982     1,121
-------------------------------------------------------------------------------
Total accumulated retiree health care
 obligation                                                     2,934     2,212
Unrecognized gain on plan changes                                 249
Unrecognized net actuarial gain                                   508       229
-------------------------------------------------------------------------------
Accrued retiree health care                                    $3,691    $2,441
===============================================================================

  The special retirement program offered during the first half of 1995 did not result in an additional retiree health care cost due to offsetting unrecognized actuarial gains.


Note 11 - Research and Development, General and Administrative Expenses

Expenses charged directly to earnings as incurred included the following:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Research and development                             $1,200    $1,267    $1,704
General and administrative                            1,074     1,020     1,126
===============================================================================

















                                  56 of 156

Note 12 - Shareholders' Equity

Changes in shareholders' equity consisted of the following:
-------------------------------------------------------------------------------
                                    1996             1995             1994
(Shares in thousands)          Shares  Amount   Shares  Amount   Shares  Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance-January 1  349,257  $1,746  349,257  $1,746  349,257  $1,746
  Shares issued for incentive
   stock plans                    294       1
  Shares issued for
   ShareValue Trust             1,733       9
  Shares issued for acquisi-
   tion of Rockwell aerospace
   and defense business         9,154      46
-------------------------------------------------------------------------------
 Ending balance-December 31   360,438  $1,802  349,257  $1,746  349,257  $1,746
===============================================================================
Additional paid-in capital
 Beginning balance-January 1           $  615             $586             $413
  Treasury shares issued for
   incentive stock plans, net               6              (11)              (9)
  Tax effect of incentive
   stock plans                             57               20                3
  Stock appreciation rights
   expired or surrendered                  10                9                4
  Incentive stock plan accrual                              11
  Transfer from contingent stock
   repurchase provision                                                     175
  Shares issued for ShareValue
   Trust                                  218
  ShareValue Trust market
   value adjustment                       216
  Shares issued for acquisition
   of Rockwell aerospace and
   defense business                       829
-------------------------------------------------------------------------------
 Ending balance-December 31            $1,951             $615             $586
===============================================================================
Treasury stock
 Beginning balance-January 1    5,304   $(209)   8,378   $(328)   9,119   $(356)
  Shares issued for
   incentive stock plans, net  (3,807)    150   (3,074)    119     (741)     28
  Shares issued to
   ShareValue Trust            (1,482)     58
-------------------------------------------------------------------------------
 Ending balance-December 31        15   $  (1)   5,304   $(209)   8,378   $(328)
===============================================================================
Retained earnings
 Beginning balance-January 1           $7,746            $7,696          $7,180
  Net earnings                          1,095               393             856
  Cash dividends declared                (394)             (343)           (340)
-------------------------------------------------------------------------------
 Ending balance-December 31            $8,447            $7,746          $7,696
===============================================================================


                                  57 of 156

-------------------------------------------------------------------------------
                                    1996             1995             1994
(Shares in thousands)          Shares  Amount   Shares  Amount   Shares  Amount
-------------------------------------------------------------------------------
ShareValue Trust
 Beginning balance-January 1        0 $     0        0  $    0        0  $    0
  Shares acquired for
   original funding            13,016  (1,171)
  Shares acquired from
   dividend reinvestment           44      (4)
  Market value adjustment                (216)
  Accrual of appreciation                 133
-------------------------------------------------------------------------------
 Ending balance-December 31    13,060 $(1,258)       0  $    0        0  $    0
===============================================================================

Ten million shares of authorized preferred stock remain unissued.


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

  In 1992 the Company issued put options on five million shares of its stock, exercisable on specific dates in 1994, giving another party the right to sell shares of Boeing stock to the Company at contractually specified prices. As of January 1, 1994, $175 was the amount the Company would have been obligated to pay if all the put options were exercised. All of the put options expired in 1994 and none were exercised. The proceeds from the issuance of the put options were recorded as paid-in capital.






                                  58 of 156

Note 13 - ShareValue Trust

In July 1996, the Company established a self-sufficient irrevocable 12-year trust, "ShareValue Trust," designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. The Trust acquired 13.016 million shares of the Company's common stock, equivalent to $1,150 of market value based upon a stock price of $88 3/8, which was the average price per share on June 28, 1996, plus 44 thousand shares acquired from reinvested dividends. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. If the term of the Trust is not extended beyond the initial irrevocable 12-year period, any residual investment balance will revert to the Company.

  Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of that ShareValue Trust fund has increased above a pre-defined threshold amount of 3% per annum at the end of each investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. At the end of each investment period, a new, four-year investment period will begin, resulting in overlapping periods, with potential distributions every two years. The Trust fund market value after distribution will be the basis for determining the distributable market value appreciation over the threshold for each succeeding investment period.

  Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distributions, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. As of December 31, 1996, the increased value of the funds exceeded the thresholds by $133.

  The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding for registration purposes and dividend payments. The ShareValue Trust is adjusted to market value at each reporting period, with an offsetting adjustment to additional paid-in capital.


Note 14 - Stock-Based Plans

The Company's 1993 incentive stock plan permits the grant of stock options, stock appreciation rights (SARs) and stock awards to any employee of the Company or its subsidiaries. Under the terms of the plan, 14,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as stock awards, of which no more than an aggregate of 2,000,000 shares are available for issuance as stock awards. This authorization will terminate on April 30, 1998. As of December 31, 1996, no SARs have been granted under the 1993 Plan. The 1984 and 1988 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these two plans.




                                  59 of 156

  Options and SARs have been granted with an exercise price equal to the fair market value of the Company's stock on the date of grant and expire ten years after the grant date. Vesting is generally over a five-year period with portions of a grant becoming exercisable at one year, three years and five years after the grant date. In 1993 and 1994, certain senior executives were awarded options that became exercisable based solely upon maintenance of certain stock prices for periods of twenty consecutive days. These options became fully exercisable in late 1995 and expire on December 13, 1998. SARs granted previously under the 1984 and 1988 plans were granted in tandem with stock options; therefore, exercise of the SAR cancels the related option and exercise of the option cancels the attached SAR.

  Information concerning stock options and stock appreciation rights (SARs) issued to officers and other employees is presented in the following table.

                                   1996             1995             1994
-------------------------------------------------------------------------------
                                     Weighted         Weighted         Weighted
                                      Average          Average          Average
                                     Exercise         Exercise         Exercise
(Shares in thousands)         Shares    Price  Shares    Price  Shares    Price
-------------------------------------------------------------------------------
Number of shares under option:
 Outstanding at beginning
   of year                    13,596   $41.08  14,337   $38.51  13,265   $36.35
 Granted                       3,333    80.65   2,866    46.50   2,225    47.23
 Exercised                    (4,121)   39.02  (3,114)   35.48    (767)   26.75
 Canceled or expired            (113)   71.87    (232)   43.29    (252)   45.25
 Exercised as SARs              (166)   27.40    (261)   24.63    (134)   23.22
                              ------           ------           ------
 Outstanding at end of year   12,529    52.18  13,596    41.08  14,337    38.51
===============================================================================
 Exercisable at end of year    5,983   $40.71   8,058   $38.74   6,820   $35.98
===============================================================================
  As of December 31, 1996, 7,523,000 shares were available for grant under the incentive stock plan, and 5,121,000 shares were available for grant under the incentive compensation plan.

  The following table summarizes information about stock options outstanding at December 31, 1996 (shares in thousands).
                           Options Outstanding             Options Exercisable
                  -----------------------------------   -----------------------
                           Weighted
                            Average
                           Remaining     Weighted                  Weighted
Range of                  Contractual     Average                   Average
Exercise Prices   Shares  Life(years)  Exercise Price   Shares   Exercise Price
-------------------------------------------------------------------------------
   $20 to $29        545       1.7         $25.65         545       $25.65
   $30 to $39      2,241       6.2          34.51       1,783        34.51
   $40 to $49      6,491       6.4          46.27       3,650        45.96
   $60 to $69          5       3.6          60.06           5        60.06
   $70 to $79        893       9.2          77.06           0         0.00
   $80 to $89      2,353       9.3          82.00           0         0.00
   $90 to $99          1       9.8          91.13           0         0.00
-------------------------------------------------------------------------------
                  12,529                                5,983
===============================================================================
                                  60 of 156

  Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for fixed stock option plans. Expense recognized for performance-based stock plans and the ShareValue Program was $160, $48 and $7 for 1996, 1995 and 1994, respectively.

  As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 1996 and 1995 to be $16.78 and $16.26. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option pricing model with the following assumptions.

-------------------------------------------------------------------------------
                                          Expected                    Risk-Free
                Grant     -----------------------------------------    Interest
                 Date     Option Term   Volatility   Dividend Yield      Rate
-------------------------------------------------------------------------------
1996           1/11/96      5 years         17%           1.3%           5.3%
                7/1/96      2 years         17%             -            6.3%
                7/1/96      4 years         17%             -            6.3%
               2/26/96      9 years         21%           1.2%           6.0%
===============================================================================
1995           2/27/95      9 years         20%           2.2%           7.2%
===============================================================================



  Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:
-------------------------------------------------------------------------------
                                                              1996         1995
-------------------------------------------------------------------------------
Net earnings as reported                                    $1,095         $393
Pro forma net earnings under SFAS No. 123                   $1,129         $379
-------------------------------------------------------------------------------
Earnings per share as reported                               $3.19        $1.15
Pro forma earnings per share under SFAS No. 123              $3.29        $1.11
-------------------------------------------------------------------------------

  The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995.


Note 15 - Derivative Financial Instruments

The derivative financial instruments held by the Company at December 31, 1996, consisted of simple and specifically tailored interest rate swaps (associated with certain customer financing receivables and long-term debt) to achieve a desired balance of fixed and variable rate positions. The interest rate swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 5, Note 9 and Note 18.)


                                  63 of 156

Note 16 - Financial Instruments with Off-Balance-Sheet Risk

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

  Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2002 totaled $3,933 and $3,632 as of December 31, 1996 and 1995. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. None of these financing commitments has potentially adverse interest rate terms.

  Participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables totaled $77 and $79 as of December 31, 1996 and 1995.

  The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $324 ($178 associated with commercial aircraft and collateralized) and $211 as of December 31, 1996 and 1995.


Note 17 - Significant Group Concentrations of Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial airline customers and the U.S. Government. As of December 31, 1996, off-balance-sheet financial instruments described in Note 16 predominantly related to commercial aircraft customers. Of the $2,527 in accounts receivable and customer financing receivables included in the Consolidated Statements of Financial Position, $739 related to commercial aircraft customers and $1,514 related to the U.S. Government. No single commercial airline customer is associated with more than 25% of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically, the Company has not experienced a problem in accessing such collateral.


Note 18 - Disclosures about Fair Value of Financial Instruments

As of December 31, 1996 and 1995, the carrying amount of accounts receivable was $1,988 and $1,470 and the fair value of accounts receivable was estimated to be $1,929 and $1,445. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

  The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.


                                  62 of 156

  As of December 31, 1996 and 1995, the carrying amount of long-term debt was $3,993 and $2,615, and the fair value of long-term debt, based on current market rates for debt of the same risk and maturities, was estimated at $4,229 and $2,996. The Company's long-term debt, however, is generally not callable until maturity.

  With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1996.


Note 19 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

  In January 1991, the Company received from the U.S. Government a notice of partial termination for default which terminated most of the work required under contracts to develop and install a new air defense system for Saudi Arabia, known as the Peace Shield program. During the second quarter of 1996, the Peace Shield program issues were settled, and all terminations for default have been converted to terminations for convenience. The settlement resulted in the release of all Government claims, including any potential Government claim for excess cost of reprocurement or other damages.

  The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations since the 1980s.

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

  The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1996, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.




                                  63 of 156

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

  The Company is subject to U.S. Government investigations of its practices from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.


Note 20 - Proposed Merger with McDonnell Douglas

On December 15, 1996, the Company and McDonnell Douglas Corporation jointly announced the signing of a merger agreement. Pending government and shareholder approvals, McDonnell Douglas shareholders will receive 0.65 of a share of Boeing common stock for each share of McDonnell Douglas common stock pursuant to which McDonnell Douglas will merge with Boeing in a stock-for-stock transaction. The merger is intended to be accounted for as a pooling of interests. The merger would result in the issuance of approximately 138 million additional shares of the Company. The transaction, which is subject to approval by the McDonnell Douglas shareholders, the authorization of additional shares by Company shareholders and approvals by certain regulatory agencies, is expected to be completed in the third quarter of 1997. The merged companies will operate under the name of The Boeing Company. Combined sales for the companies would have been approximately $36,500 in 1996 before consideration of intercompany transactions and conforming accounting methods.



Note 21 - Industry Segment Information

The Company operates in two principal industries: commercial aircraft, and defense and space. Commercial aircraft operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Defense and space operations principally involve research, development, production, modification and support of military aircraft and helicopters and related systems, space and missile systems, rocket engines, and information services, primarily through U.S. Government contracts. No single product line in the defense and space segment represented more than 10% of consolidated revenues, operating profits or identifiable assets.






                                  64 of 156

  The commercial aircraft segment is subject to both operational and external business-environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, and performance issues with key suppliers and subcontractors. While the Company's principal operations are in the United States and Canada, some key suppliers and subcontractors are located in Europe and Japan. External business-environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business-environment risks include the volatility of aircraft fuel prices, global trade policies, and worldwide political stability and economic growth.

  In addition to the foregoing risks associated with the commercial aircraft segment, the defense and space segment is subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

  As of December 31, 1996, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 31% of employees (current agreement expiring September 1999), Seattle Professional Engineering Employees Association (SPEEA) bargaining units representing 16% of employees (current agreement expiring December 1999) and United Auto Workers (UAW) representing 4% of employees (current agreement expiring September 1999).

Foreign sales by geographic area consisted of the following:

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Asia, other than China                              $ 6,478    $4,491   $ 6,149
China                                                   757       721     1,254
Europe                                                2,205     1,901     3,277
Oceania                                                 360       485       887
Africa                                                   35       127       135
Western Hemisphere                                      285       474       142
-------------------------------------------------------------------------------
                                                    $10,120    $8,199   $11,844
===============================================================================


  Defense sales were approximately 13%, 27% and 9% of total sales in Europe for 1996, 1995 and 1994, respectively. Defense sales were approximately 9%, 12% and 3% of total sales in Asia excluding China for 1996, 1995 and 1994, respectively. Exclusive of these amounts, defense and space sales were principally to the U.S. Government.


                                  65 of 156

  Financial information by segment for the three years ended December 31, 1996, is summarized below. Corporate income consists principally of interest income from corporate investments. Activities previously identified as "Other industries" have been combined with defense and space because the amounts were not material and such remaining activities were organizationally aligned into the defense and space segment in 1995. Goodwill resulting from the acquisition of the Rockwell aerospace and defense business is included in the defense and space segment. Corporate assets consist principally of cash, cash equivalents, short-term investments and deferred income taxes.

Year ended December 31,                                1996      1995      1994
-------------------------------------------------------------------------------
Revenues
Commercial aircraft                                 $16,904   $13,933   $16,851
Defense and space                                     5,777     5,582     5,073
-------------------------------------------------------------------------------
Operating revenues                                   22,681    19,515    21,924
Corporate income                                        287       209       122
-------------------------------------------------------------------------------
  Total revenues                                    $22,968   $19,724   $22,046
===============================================================================

Operating profit
Commercial aircraft                                 $ 1,072   $   391   $ 1,022
Defense and space                                       457       124       305
-------------------------------------------------------------------------------
Operating profit                                      1,529       515     1,327
Corporate income                                        287       209       122
Debt and other corporate expense                       (320)     (364)     (306)
ShareValue Trust appreciation                          (133)
-------------------------------------------------------------------------------
  Earnings before taxes                             $ 1,363   $   360   $ 1,143
===============================================================================

Depreciation
Commercial aircraft                                 $   798   $   837   $   902
Defense and space                                       186       196       240
-------------------------------------------------------------------------------
  Total depreciation                                $   984   $ 1,033   $ 1,142
===============================================================================

Capital expenditures, net
Commercial aircraft                                 $   564   $   493   $   619
Defense and space                                       198       136       176
-------------------------------------------------------------------------------
  Total capital expenditures, net                   $   762   $   629   $   795
===============================================================================

Identifiable assets at December 31
Commercial aircraft                                 $12,634   $14,195   $14,440
Defense and space                                     8,158     3,220     3,412
-------------------------------------------------------------------------------
                                                     20,792    17,415    17,852
Corporate                                             6,462     4,683     3,611
-------------------------------------------------------------------------------
  Consolidated assets                               $27,254   $22,098   $21,463
===============================================================================

                                  66 of 156

QUARTERLY FINANCIAL DATA (UNAUDITED)


(Dollars in millions except per share data)
-------------------------------------------------------------------------------
                                     1996                        1995
-------------------------------------------------------------------------------
Quarter                    4th    3rd    2nd    1st    4th    3rd    2nd    1st
-------------------------------------------------------------------------------
Sales and other
 operating revenues     $6,512 $5,601 $6,275 $4,293 $4,539 $4,381 $5,558 $5,037

Earnings from operations   422    294    484    154    140    223   (287)   226

Net earnings               254    254    468    119    218    225   (231)   181

Net earnings per share     .75    .74   1.35    .35    .63    .66   (.68)   .53
-------------------------------------------------------------------------------
Net earnings excluding
 ShareValue Trust charge
 in 1996 and $600 pretax
 special retirement
 charge in 1995            338    257    468    119    159    189    254    181

Per share (a)              .96    .74   1.35    .35    .46    .56    .74    .53
-------------------------------------------------------------------------------

Cash dividends per share   .28    .28    .28    .25    .25    .25    .25    .25
-------------------------------------------------------------------------------

Market price:
  High                  107.50  96.00  90.50  89.13  80.00  72.38  65.38  54.00
  Low                    90.25  79.88  74.13  75.38  62.00  60.38  52.63  44.38
  Quarter end           106.50  94.50  87.13  86.63  78.38  68.25  62.63  53.75
===============================================================================


(a) Per share computation includes outstanding shares held by the ShareValue Trust.



















                                  67 of 156

FIVE-YEAR SUMMARY
(Dollars in millions except per share data)
-----------------------------------------------------------------------------
                                     1996     1995     1994     1993     1992
-----------------------------------------------------------------------------
Operations
Sales and other operating revenues
  Commercial aircraft             $16,904  $13,933  $16,851  $20,568  $24,133
  Defense and space                 5,777    5,582    5,073    4,870    6,051
-----------------------------------------------------------------------------
    Total                         $22,681  $19,515  $21,924  $25,438  $30,184
-----------------------------------------------------------------------------
Net earnings                      $ 1,095  $   393  $   856  $ 1,244  $ 1,554(c)
  Per share(a)                       3.19     1.15     2.51     3.66     4.57(c)
-----------------------------------------------------------------------------
Net earnings excluding
  ShareValue Trust and 1995
   special retirement charge      $ 1,182  $   783  $   856  $ 1,244  $ 1,554(c)
  Per share(b)                       3.40     2.29     2.51     3.66     4.57(c)
  Percent of sales                    5.2%     4.0%     3.9%     4.9%     5.2%
-----------------------------------------------------------------------------
Cash dividends paid               $   379  $   342  $   340  $   340  $   340
  Per share                          1.09     1.00     1.00     1.00     1.00
-----------------------------------------------------------------------------
Other income, principally interest    287      209      122      169      230
-----------------------------------------------------------------------------
Research and development expensed   1,200    1,267    1,704    1,661    1,846
General and administrative
 expensed                           1,074    1,020    1,126    1,102    1,232
-----------------------------------------------------------------------------
Additions to plant and
 equipment, net                       762      629      795    1,317    2,160
Depreciation of plant and equipment   942      976    1,081      953      870
-----------------------------------------------------------------------------
Salaries and wages                  5,931    5,341    5,799    6,087    6,318
Average employment                112,000  109,400  119,400  134,400  148,600
=============================================================================
Financial position at December 31
Total assets                      $27,254  $22,098  $21,463  $20,450  $18,147
Working capital                     6,438    5,763    3,587    2,601    1,947
Net plant and equipment             6,813    6,456    6,802    7,088    6,724
-----------------------------------------------------------------------------
Cash and short-term investments     5,258    3,730    2,643    3,108    3,614
Total debt                          3,993    2,615    2,609    2,630    1,793
Customer financing                    798    1,865    3,321    3,177    2,295
-----------------------------------------------------------------------------
Shareholders' equity               10,941    9,898    9,700    8,983    8,056
 Per share                          31.49    28.77    28.45    26.41    23.74
Common shares outstanding
 (in millions)                      347.4    344.0    340.9    340.1    339.4
=============================================================================
Contractual backlog
Commercial aircraft               $79,151  $66,540  $60,614  $69,000  $81,991
Defense and space                   8,523    5,805    5,696    4,528    5,939
-----------------------------------------------------------------------------
  Total                           $87,674  $72,345  $66,310  $73,528  $87,930
=============================================================================

                                  68 of 156

(FIVE YEAR SUMMARY continued)
(Dollars in millions except per share data)

Cash dividends have been paid on common stock every year since 1942.

(a) Per share computation excludes outstanding shares held by the ShareValue Trust.
(b)	Per share computation includes outstanding shares held by the ShareValue
        Trust.
(c)	Exclusive of the cumulative effect of adopting Statement of Financial
        Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Net earnings including the effect were $552 or $1.62 per share.













































                                  69 of 156

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

Boeing shareholders can obtain answers to frequently asked questions, such as transfer instructions and the terms of the Dividend Reinvestment and Stock Purchase Plan, through Boston EquiServe's home page on the World Wide Web at
<http://www.equiserve.com>.

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
















                                  70 of 156

ANNUAL MEETING
The annual meeting of Boeing shareholders will be held in the auditorium of the company's 2-22 building, located at 7755 East Marginal Way South, Seattle, Washington, at 11:00 a.m. on April 28, 1997. Formal notice of the meeting, proxy statement, form of proxy, and annual report were mailed to shareholders beginning March 18, 1997.

Additional Reports
To obtain a report on the company's environmental programs or charitable contributions you may write to:
  Executive Communications
  Mail Stop 10-06

  The Boeing Company
  P.O. Box 3707
  Seattle, Washington 98124-2207

Other written inquiries may be sent to:
  Shareholder Services
  Mail Stop 10-13

  Investor Relations
  Mail Stop 10-16

  The Boeing Company
  P.O. Box 3707
  Seattle, Washington 98124-2207

STOCK EXCHANGES
The company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges. Additionally, the stock is traded on the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges. The number of shareholders of record as of January 31, 1997, was 135,125.

GENERAL AUDITORS
Deloitte & Touche LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

BOEING ON WORLD WIDE WEB
For more information about Boeing, including an electronic copy of the annual report, visit our web site at <http://www.boeing.com>.













                                  71 of 156

                              Exhibit  (2) (ii)
        Agreement and Plan of Merger, Dated as of December 14, 1996,
            Among The Boeing Company, West Acquisition Corp., and
                       McDonnell Douglas Corporation.


















































                                  72 of 156

==============================================================================

                        AGREEMENT AND PLAN OF MERGER

                                    among

                             THE BOEING COMPANY

                           WEST ACQUISITION CORP.

                                     and

                        MCDONNELL DOUGLAS CORPORATION


                        Dated as of December 14, 1996

==============================================================================






                              TABLE OF CONTENTS

                        AGREEMENT AND PLAN OF MERGER

                                                                       page
                                                                       ----
                                  ARTICLE I

                                 The Merger


        1.1.    The Merger . . . . . . . . . . . . . . . . . .          77
        1.2.    Closing  . . . . . . . . . . . . . . . . . . .          77
        1.3.    Effective Time . . . . . . . . . . . . . . . .          78
        1.4.    Effects of the Merger  . . . . . . . . . . . .          78
        1.5.    Charter and By-laws  . . . . . . . . . . . . .          78
        1.6.    Directors  . . . . . . . . . . . . . . . . . .          78


                                 ARTICLE II
                         EFFECT OF THE MERGER ON THE
                     STOCK OF THE CONSTITUENT COMPANIES;
                          EXCHANGE OF CERTIFICATES


        2.1.    Effect on Stock  . . . . . . . . . . . . . . .          78
        2.2.    Exchange of Certificates . . . . . . . . . . .          79






                                   73 of 156

                                 ARTICLE III
                         STOCKHOLDER APPROVAL; BOARD
                           OF DIRECTORS OF Boeing



        3.1.    Stockholder Approval . . . . . . . . . . . . .          82
        3.2.    Board of Directors of Boeing . . . . . . . . .          83
        3.3.    Officers of Boeing . . . . . . . . . . . . . .          83


                                 ARTICLE IV
                    REPRESENTATIONS AND WARRANTIES OF MDC

        4.1.    Organization, Qualification, Etc.  . . . . . .          84
        4.2.    Stock  . . . . . . . . . . . . . . . . . . . .          84
        4.3.    Corporate Authority Relative to this
                 Agreement; No Violation . . . . . . . . . . .          85
        4.4.    Reports and Financial Statements . . . . . . .          86
        4.5.    No Undisclosed Liabilities . . . . . . . . . .          86
        4.6.    No Violation of Law  . . . . . . . . . . . . .          87
        4.7.    Environmental Laws and Regulations . . . . . .          87
        4.8.    No Undisclosed Employee Benefit Plan
                 Liabilities or Severance Arrangements . . . .          87
        4.9.    Absence of Certain Changes or Events . . . . .          87
        4.10.   Investigations; Litigation . . . . . . . . . .          88
        4.11.   Joint Proxy Statement; Registration Statement;
                 Other information . . . . . . . . . . . . . .          88
        4.12.   MDC Rights Plan  . . . . . . . . . . . . . . .          88
        4.13.   Lack of Ownership of Boeing Common Stock . . .          88
        4.14.   Tax Matters  . . . . . . . . . . . . . . . . .          89
        4.15.   Opinion of Financial Advisor . . . . . . . . .          90
        4.16.   Required Vote of MDC Stockholders  . . . . . .          90
        4.17.   Pooling of Interests . . . . . . . . . . . . .          90


                                  ARTICLE V

              REPRESENTATIONS AND WARRANTIES OF Boeing and SUB

        5.1.    Organization, Qualification, Etc.  . . . . . .          90
        5.2.    Capital Stock  . . . . . . . . . . . . . . . .          91
        5.3.    Corporate Authority Relative to this
                 Agreement; No Violation   . . . . . . . . . .          92
        5.4.    Reports and Financial Statements . . . . . . .          92
        5.5.    No Undisclosed Liabilities . . . . . . . . . .          93
        5.6.    No Violation of Law  . . . . . . . . . . . . .          93
        5.7.    Environmental Laws and Regulations . . . . . .          93
        5.8.    No Undisclosed Employee Benefit Plan
                 Liabilities or Severance Arrangements . . . .          94
        5.9.    Absence of Certain Changes or Events . . . . .          94
        5.10.   Investigation; Litigation  . . . . . . . . . .          94
        5.11.   Joint Proxy Statement; Registration
                 Statement; Other Information  . . . . . . . .          94
        5.12.   Lack of Ownership of MDC Common Stock  . . . .          95



                                  74 of 156

        5.13.   Boeing Rights Plan . . . . . . . . . . . . . .          95
        5.14.   Tax Matters  . . . . . . . . . . . . . . . . .          95
        5.15.   Opinion of Financial Advisor . . . . . . . . .          96
        5.16.   Required Vote of Boeing Stockholders . . . . .          96
        5.17.   Pooling of Interests . . . . . . . . . . . . .          96


                                 ARTICLE VI

                          COVENANTS AND AGREEMENTS

        6.1.    Conduct of Business by MDC or Boeing . . . . .          96
        6.2.    Investigation  . . . . . . . . . . . . . . . .         100
        6.3.    Cooperation  . . . . . . . . . . . . . . . . .         100
        6.4.    Affiliate Agreements . . . . . . . . . . . . .         101
        6.5.    Employee Stock Options; Incentive and
                 Benefit Plans . . . . . . . . . . . . . . . .         101
        6.6.    Filings; Other Action  . . . . . . . . . . . .         103
        6.7.    Further Assurances . . . . . . . . . . . . . .         103
        6.8.    Takeover Statute . . . . . . . . . . . . . . .         103
        6.9.    No Solicitation  . . . . . . . . . . . . . . .         104
        6.10.   Public Announcements . . . . . . . . . . . . .         104
        6.11.   Indemnification and Insurance  . . . . . . . .         104
        6.12.   Accountants' "Comfort" Letters . . . . . . . .         105
        6.13.   Additional Reports . . . . . . . . . . . . . .         105
        6.14.   Co-Ordination of Dividends . . . . . . . . . .         105


                                 ARTICLE VII

                          CONDITIONS TO THE MERGER

        7.1.    Conditions to Each Party's Obligation
                 to Effect the Merger  . . . . . . . . . . . .         105
        7.2.    Conditions to Obligations of MDC
                 to Effect in the Merger . . . . . . . . . . .         106
        7.3.    Conditions to Obligations of Boeing
                 to Effect the Merger  . . . . . . . . . . . .         107


                                ARTICLE VIII

                 TERMINATION, WAIVER, AMENDMENT AND CLOSING

        8.1.    Termination of Abandonment . . . . . . . . . .         107
        8.2.    Termination Fee  . . . . . . . . . . . . . . .         109
        8.3.    Amendment or Supplement  . . . . . . . . . . .         109
        8.4.    Extension of Time, Waiver, Etc.  . . . . . . .         109










                                  75 of 156

                                 ARTICLE IX

                                MISCELLANEOUS

        9.1.    No Survival of Representations
                 and Warranties  . . . . . . . . . . . . . . .         110
        9.2.    Expenses . . . . . . . . . . . . . . . . . . .         110
        9.3.    Counterparts; Effectiveness  . . . . . . . . .         110
        9.4.    Governing Law  . . . . . . . . . . . . . . . .         110
        9.5.    Notices  . . . . . . . . . . . . . . . . . . .         110
        9.6.    Assignment; Binding Effect . . . . . . . . . .         111
        9.7.    Severability . . . . . . . . . . . . . . . . .         111
        9.8.    Enforcement of Agreement . . . . . . . . . . .         111
        9.9.    Miscellaneous  . . . . . . . . . . . . . . . .         111
        9.10.   Headings . . . . . . . . . . . . . . . . . . .         112
        9.11.   Subsidiaries; Significant
                 Subsidiaries; Affiliates  . . . . . . . . . .         112
        9.12.   Finders or Brokers . . . . . . . . . . . . . .         112








































                                  76 of 156

                THIS AGREEMENT AND PLAN OF MERGER, dated as of December 14, 1996 (this "Agreement"), is among THE BOEING COMPANY ("Boeing"), WEST ACQUISITION CORP. ("Sub") and MCDONNELL DOUGLAS CORPORATION ("MDC").

                WHEREAS, MDC is a corporation duly organized and existing under the laws of the State of Maryland, Boeing is a corporation duly organized and existing under the laws of the State of Delaware and Sub is a corporation duly organized and existing under the laws of the State of Maryland;

                WHEREAS, the respective Boards of Directors of Boeing, Sub and MDC have approved and have declared advisable the merger of Sub with and into MDC (the "Merger"), upon the terms and subject to the conditions set forth herein, whereby each issued and outstanding share of MDC Common Stock (as defined in Section 4.2) not owned directly by MDC or Boeing will be converted into .65 of a share of Boeing Common Stock (as defined in Section 5.2), and have determined that the Merger and the other transactions contemplated hereby are consistent with, and in furtherance of, their respective business strategies and goals;

		WHEREAS, the parties desire to make certain representations, warranties, covenants and agreements in connection with the Merger and also to prescribe various conditions to the Merger;

                WHEREAS, for federal income tax purposes, it is intended that the Merger will qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"); and

                WHEREAS, for financial accounting purposes, it is intended that the Merger will be accounted for as a pooling of interests transaction.


		NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained in this Agreement, the parties hereby agree as follows:


                                  ARTICLE I

                                 The Merger

		Section 1.1. The Merger. Upon the terms and subject to the conditions set forth in this Agreement, and in accordance with the Maryland General Corporation Law (the "MGCL"), Sub shall be merged with and into MDC at the Effective Time (as defined in Section 1.3). Following the Effective Time, the separate corporate existence of Sub shall cease and MDC shall be the surviving corporation (the "Surviving Corporation") and shall succeed to and assume all the rights and obligations of Sub in accordance with the MGCL.

                Section 1.2. Closing. The closing of the Merger (the "Closing") will take place at 10:00 a.m. on a date to be specified by the parties (the "Closing Date"), which shall be no later than the second business day after satisfaction or waiver of the conditions set forth in Article VII, unless another time or date is agreed to by the parties hereto. The Closing will be held at such location in the City of New York as is agreed to by the parties hereto.



                                  77 of 156

                Section 1.3. Effective Time. Subject to the provisions of this Agreement, as soon as practicable on or after the Closing Date, the parties shall file articles of merger or other appropriate documents (in any such case, the "Articles of Merger") executed in accordance with the relevant provisions of the MGCL and shall make all other filings or recordings required under the MGCL. The Merger shall become effective at such time as the State Department of Assessments and Taxation of Maryland accepts the Articles of Merger for record, or at such subsequent date or time as Boeing and MDC shall agree and specify in the Articles of Merger (the time the Merger becomes effective being hereinafter referred to as the "Effective Time").

		Section 1.4. Effects of the Merger. The Merger shall have the effects set forth in Section 3-114 of the MGCL.

                Section 1.5. Charter and By-laws. A. The charter of MDC, as in effect immediately prior to the execution of this Agreement, shall be the charter of the Surviving Corporation until thereafter changed or amended as provided therein or by applicable law.
		B. The by-laws of MDC, as in effect immediately prior to the execution of this Agreement, shall be the by-laws of the Surviving Corporation until thereafter changed or amended as provided therein or by applicable law.

                Section 1.6. Directors. The directors of Sub at the Effective Time shall be the directors of the Surviving Corporation until the next annual meeting of stockholders of the Surviving Corporation (or their earlier resignation or removal) and until their respective successors are duly elected and qualified, as the case may be.


                                 ARTICLE II

                  Effect of the Merger on the Stock of the
             Constituent Corporations; Exchange of Certificates

                Section 2.1. Effect on Stock. As of the Effective Time, by virtue of the Merger and without any action on the part of Sub, MDC or the holders of any securities of MDC or Sub:

                (a) Cancelation of MDC-Owned Stock and Boeing-Owned Stock. Each share of MDC Common Stock that is owned directly by MDC or by Boeing shall automatically be canceled and retired and shall cease to exist, and no consideration shall be delivered in exchange therefor.

                (b) Conversion of MDC Common Stock. Subject to Section 2.2(e), each issued and outstanding share of MDC Common Stock (other than shares to be canceled in accordance with Section 2.1(a)) shall be converted into .65 of a fully paid and nonassessable share of Boeing Common Stock, together with the associated Boeing Right (as defined in Section 5.2; unless the context otherwise requires, all references herein to Boeing Common Stock include the associated Boeing Rights) (the "Merger Consideration"). As of the Effective Time, all such shares of MDC Common Stock shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist, and each holder of a certificate or certificates which immediately prior to the Effective Time represented outstanding shares of MDC Common Stock (the "Certificates") shall cease to have any rights with respect thereto, except the



                                  78 of 156
right to receive (i) certificates representing the number of whole shares of Boeing Common Stock into which such shares have been converted ("Boeing Certificates"), (ii) certain dividends and other distributions in accordance with Section 2.2(c) and (iii) cash in lieu of fractional shares of Boeing Common Stock in accordance with Section 2.2(e), without interest.

                (c) Conversion of Common Stock of Sub. Each issued and outstanding share of common stock, par value $1.00 per share, of Sub shall be converted into one validly issued, fully paid and nonassessable share of common stock of the Surviving Corporation.

                Section 2.2.  Exchange of Certificates.
                (a) Exchange Agent. As of the Effective Time, Boeing shall enter into an agreement with such bank or trust company as may be designated by Boeing and as shall be reasonably satisfactory to MDC (the "Exchange Agent"), which shall provide that Boeing shall deposit with the Exchange Agent as of the Effective Time, for the benefit of the holders of shares of MDC Common Stock, for exchange in accordance with this Article II, through the Exchange Agent, Boeing Certificates representing the number of whole shares of Boeing Common Stock (such shares of Boeing Common Stock, together with any dividends or distributions with respect thereto with a record date after the Effective Time, any Excess Shares (as defined in Section 2.2(e)) and any cash (including cash proceeds from the sale of the Excess Shares) payable in lieu of any fractional shares of Boeing Common Stock being hereinafter referred to as the "Exchange Fund") issuable pursuant to Section 2.1 in exchange for outstanding shares of MDC Common Stock.

                (b) Exchange Procedures. As soon as reasonably practicable after the Effective Time, the Exchange Agent shall mail to each holder of record of a Certificate whose shares were converted into the Merger Consideration, pursuant to Section 2.1, (i) a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to the Certificates shall pass, only upon delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as Boeing and MDC may reasonably specify) and (ii) instructions for use in effecting the surrender of the Certificates in exchange for the Merger Consideration. Upon surrender of a Certificate for cancelation to the Exchange Agent, together with such letter of transmittal, duly executed, and such other documents as may reasonably be required by the Exchange Agent, the holder of such Certificate shall be entitled to receive in exchange therefor a Boeing Certificate representing that number of whole shares of Boeing Common Stock which such holder has the right to receive pursuant to the provisions of this Article II, certain dividends or other distributions in accordance with
Section 2.2(c) and cash in lieu of any fractional share in accordance with
Section 2.2(e), and the Certificate so surrendered shall forthwith be canceled. In the event of a transfer of ownership of MDC Common Stock which is not registered in the transfer records of MDC, a Boeing Certificate representing the proper number of shares of Boeing Common Stock may be issued to a person other than the person in whose name the Certificate so surrendered is registered if such Certificate shall be properly endorsed or otherwise be in proper form for transfer and the person requesting such issuance shall pay any transfer or other nonincome taxes required by reason of the issuance of shares of Boeing Common Stock to a person other than the registered holder of such Certificate or establish to the satisfaction of Boeing that such tax has been paid or is not applicable. Until surrendered as contemplated by this



                                  79 of 156

Section 2.2, each Certificate shall be deemed at any time after the Effective Time to represent only the right to receive upon such surrender Boeing Certificates representing the number of whole shares of Boeing Common Stock into which the shares of MDC Common Stock formerly represented by such Certificate have been converted, certain dividends or other distributions in accordance with Section 2.2(c) and cash in lieu of any fractional share in accordance with Section 2.2(e). No interest will be paid or will accrue on any cash payable to holders of Certificates pursuant to the provisions of this
Article II.

                (c) Distributions with Respect to Unexchanged Shares. No dividends or other distributions with respect to Boeing Common Stock with a record date after the Effective Time shall be paid to the holder of any unsurrendered Certificate with respect to the shares of Boeing Common Stock represented thereby, and no cash payment in lieu of fractional shares shall be paid to any such holder pursuant to Section 2.2(e), and all such dividends, other distributions and cash in lieu of fractional shares of Boeing Common Stock shall be paid by Boeing to the Exchange Agent and shall be included in the Exchange Fund, in each case until the surrender of such Certificate in accordance with this Article II. Subject to the effect of applicable escheat or similar laws, following surrender of any such Certificate there shall be paid to the holder of the Boeing Certificate representing whole shares of Boeing Common Stock issued in exchange therefor, without interest, (i) at the time of such surrender, the amount of dividends or other distributions with a record date after the Effective Time theretofore paid with respect to such whole shares of Boeing Common Stock and the amount of any cash payable in lieu of a fractional share of Boeing Common Stock to which such holder is entitled pursuant to Section 2.2(e) and (ii) at the appropriate payment date, the amount of dividends or other distributions with a record date after the Effective Time but prior to such surrender and with a payment date subsequent to such surrender payable with respect to such whole shares of Boeing Common Stock. Boeing shall make available to the Exchange Agent cash for these purposes.

                (d) No Further Ownership Rights in MDC Common Stock. All shares of Boeing Common Stock issued upon the surrender for exchange of Certificates in accordance with the terms of this Article II (including any cash paid pursuant to this Article II) shall be deemed to have been issued (and paid) in full satisfaction of all rights pertaining to the shares of MDC Common Stock theretofore represented by such Certificates, subject, however, to the Surviving Corporation's obligation to pay any dividends or make any other distributions with a record date prior to the Effective Time which may have been authorized or made by MDC on such shares of MDC Common Stock which remain unpaid at the Effective Time, and there shall be no further registration of transfers on the stock transfer books of the Surviving Corporation of the shares of MDC Common Stock which were outstanding immediately prior to the Effective Time. If, after the Effective Time, Certificates are presented to the Surviving Corporation or the Exchange Agent for any reason, they shall be canceled and exchanged as provided in this Article II, except as otherwise provided by law.

		(e) No Fractional Shares. (i) No Boeing Certificates or scrip representing fractional shares of Boeing Common Stock shall be issued upon the surrender for exchange of Certificates, no dividend or distribution of Boeing shall relate to such fractional share interests and such fractional share interests will not entitle the owner thereof to vote or to any rights of a stockholder of Boeing.

                                  80 of 156

                (ii) As promptly as practicable following the Effective Time, the Exchange Agent will determine the excess of (A) the number of whole shares of Boeing Common Stock delivered to the Exchange Agent by Boeing pursuant to
Section 2.2(a) over (B) the aggregate number of whole shares of Boeing Common Stock to be distributed to holders of MDC Common Stock pursuant to Section 2.2(b) (such excess being herein called the "Excess Shares"). Following the Effective Time, the Exchange Agent will, on behalf of former stockholders of MDC, sell the Excess Shares at then-prevailing prices on the New York Stock Exchange, Inc. (the "NYSE"), all in the manner provided in Section 2.2(e)(iii).

                (iii) The sale of the Excess Shares by the Exchange Agent will be executed on the NYSE through one or more member firms of the NYSE and will be executed in round lots to the extent practicable. The Exchange Agent will use reasonable efforts to complete the sale of the Excess Shares as promptly following the Effective Time as, in the Exchange Agent's sole judgment, is practicable consistent with obtaining the best execution of such sales in light of prevailing market conditions. Until the net proceeds of such sale or sales have been distributed to the holders of MDC Common Stock, the Exchange Agent will hold such proceeds in trust for the holders of MDC Common Stock (the "Common Shares Trust"). The Surviving Corporation will pay all commissions, transfer taxes and other out-of-pocket transaction costs, including the expenses and compensation of the Exchange Agent incurred in connection with such sale of the Excess Shares. The Exchange Agent will determine the portion of the Common Shares Trust to which each holder of MDC Common Stock is entitled, if any, by multiplying the amount of the aggregate net proceeds comprising the Common Shares Trust by a fraction, the numerator of which is the amount of the fractional share interest to which such holder of MDC Common Stock is entitled (after taking into account all shares of MDC Common Stock held at the Effective Time by such holder) and the denominator of which is the aggregate amount of fractional share interests to which all holders of MDC Common Stock are entitled.

		(iv)  Notwithstanding the provisions of Section 2.2(e)(ii) and
(iii), the Surviving Corporation may elect at its option, exercised prior to the Effective Time, in lieu of the issuance and sale of Excess Shares and the making of the payments hereinabove contemplated, to pay each holder of MDC Common Stock an amount in cash equal to the product obtained by multiplying (A) the fractional share interest to which such holder (after taking into account all shares of MDC Common Stock held at the Effective Time by such holder) would otherwise be entitled by (B) the closing price for a share of Boeing Common Stock as reported on the NYSE Composite Transaction Tape (as reported in The Wall Street Journal, or, if not reported thereby, any other authoritative source) on the Closing Date, and, in such case, all references herein to the cash proceeds of the sale of the Excess Shares and similar references will be deemed to mean and refer to the payments calculated as set forth in this
Section 2.2(e)(iv).

                (v) As soon as practicable after the determination of the amount of cash, if any, to be paid to holders of MDC Common Stock with respect to any fractional share interests, the Exchange Agent will make available such amounts to such holders of MDC Common Stock subject to and in accordance with the terms of Section 2.2(c).






                                  81 of 156

                (f) Termination of Exchange Fund. Any portion of the Exchange Fund which remains undistributed to the holders of the Certificates for six months after the Effective Time shall be delivered to Boeing, upon demand, and any holders of the Certificates who have not theretofore complied with this
Article II shall thereafter look only to Boeing for payment of their claim for Merger Consideration or shares, any cash in lieu of fractional shares of Boeing Common Stock and any dividends or distributions with respect to Boeing Common Stock.

                (g) No Liability. None of Boeing, MDC, Sub or the Exchange Agent shall be liable to any person in respect of any shares of Boeing Common Stock (or dividends or distributions with respect thereto) or cash from the Exchange Fund in each case delivered to a public official pursuant to any applicable abandoned property, escheat or similar law. If any Certificate shall not have been surrendered prior to seven years after the Effective Time (or immediately prior to such earlier date on which any Merger Consideration, any cash payable to the holder of such Certificate pursuant to this Article II or any dividends or distributions payable to the holder of such Certificate would otherwise escheat to or become the property of any governmental body or authority) any such Merger Consideration or cash, dividends or distributions in respect of such Certificate shall, to the extent permitted by applicable law, become the property of the Surviving Corporation, free and clear of all claims or interest of any person previously entitled thereto.

                (h) Investment of Exchange Fund. The Exchange Agent shall invest any cash included in the Exchange Fund, as directed by Boeing, on a daily basis. Any interest and other income resulting from such investments shall be paid to Boeing.

                (i) Lost Certificates. If any Certificate shall have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming such Certificate to be lost, stolen or destroyed and, if required by the Surviving Corporation, the posting by such person of a bond in such reasonable amount as the Surviving Corporation may direct as indemnity against any claim that may be made against it with respect to such Certificate, the Exchange Agent will issue in exchange for such lost, stolen or destroyed Certificate the Merger Consideration and, if applicable, any cash in lieu of fractional shares, and unpaid dividends and distributions on shares of Boeing Common Stock deliverable in respect thereof, pursuant to this Agreement.


                                 ARTICLE III

                         Stockholder Approval; Board
                           of Directors of Boeing

		Section 3.1. Stockholder Approval. Subject to the terms and conditions contained herein, (i) this Agreement shall be submitted for approval to the holders of shares of MDC Common Stock at a meeting to be duly held for this purpose by MDC (the "MDC Meeting"), and (ii) the issuance of Boeing Common Stock in connection with the Merger (the "Share Issuance"), shall be submitted for approval to the holders of shares of Boeing Common Stock at a meeting to be duly held for this purpose by Boeing (the "Boeing Meeting"). MDC and Boeing



                                    82 of 156
shall coordinate and cooperate with respect to the timing of such meetings and shall endeavor to hold such meetings on the same day and as soon as practicable after the date hereof. MDC and Boeing shall recommend that their respective stockholders approve such matters and such recommendation shall be contained in the Joint Proxy Statement (as defined in Section 4.11), except, in the case of MDC, to the extent that the Board of Directors of MDC shall have withdrawn or modified its approval or recommendation of this Agreement or the Merger and terminated this Agreement in accordance with Section 8.1(e). Nothing contained in the preceding sentence shall prohibit MDC from taking and disclosing to its stockholders a position contemplated by Rule 14e-2(a) promulgated under the Exchange Act (as defined in Section 4.3) or from making any disclosure to MDC or MDC's stockholders if, in the good faith judgment of the Board of Directors of MDC, after consultation with outside counsel, failure so to disclose would be inconsistent with its duties to MDC or MDC's stockholders under applicable law; provided, however, neither MDC nor its Board of Directors nor any committee thereof shall, except as permitted by the preceding sentence, withdraw or modify, or propose publicly to its position with respect to this Agreement or the Merger or approve or recommend, or propose publicly to approve or recommend, a Takeover Proposal (as defined in Section 6.9).

                Section 3.2. Board of Directors of Boeing. The Board of Directors of Boeing shall take all action necessary immediately following the Effective Time to fix the number of directors constituting the Board of Directors at between 12 and 15 members. The Board of Directors of MDC shall select from among the current members of the Board of Directors of MDC such number (rounded up to the next whole number) of individuals acceptable to Boeing for nomination as directors of Boeing as shall constitute one-third of the total number of members of the Board of Directors of Boeing immediately following the Effective Time. If an individual so selected consents to serve as a director, such individual shall be elected as a director of Boeing (and shall be assigned to such class of directors such that, after giving effect to the election of all the directors of MDC to be elected to the Board of Directors of Boeing pursuant to the preceding sentence and the assignment of each such director to a class, the directors of MDC elected to the Board of Directors of Boeing shall be allocated as equally as practicable among the different classes of the Board of Directors of Boeing), effective as of the Effective Time, for a term expiring at Boeing's next annual meeting of stockholders following the Effective Time at which the term of the class to which such director belongs expires, subject to being renominated as a director at the discretion of Boeing's Board of Directors.

		Section 3.3. Officers of Boeing. Immediately following the Effective Time, Philip Condit shall be the Chairman of the Board and the Chief Executive Officer and Harry Stonecipher shall be the President and the Chief Operating Officer of Boeing.












                                  83 of 156

                                 ARTICLE IV

                    Representations and Warranties of MDC

		MDC represents and warrants to Boeing and Sub that:

		Section 4.1. Organization, Qualification, Etc. MDC is a corporation duly organized, validly existing and in good standing under the laws of the State of Maryland and has the corporate power and authority to own its properties and assets and to carry on its business as it is now being conducted and is duly qualified to do business and is in good standing in each jurisdiction in which the ownership of its properties or the conduct of its business requires such qualification, except for jurisdictions in which such failure to be so qualified or to be in good standing would not, individually or in the aggregate, have a Material Adverse Effect (as hereinafter defined) on MDC. As used in this Agreement, any reference to any state of facts, event, change or effect having a "Material Adverse Effect" on or with respect to MDC or Boeing, as the case may be, means such state of facts, event, change or effect that has had, or would reasonably be expected to have, a material adverse effect on the business, results of operations or financial condition of MDC and its Subsidiaries (as defined in Section 9.11), taken as a whole, or Boeing and its Subsidiaries, taken as a whole, as the case may be. The copies of MDC's charter and by-laws which have been delivered to Boeing are complete and correct and in full force and effect on the date hereof. Each of MDC's Significant Subsidiaries (as defined in Section 9.11) is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, has the power and authority to own its properties and to carry on its business as it is now being conducted, and is duly qualified to do business and is in good standing in each jurisdiction in which the ownership of its property or the conduct of its business requires such qualification, except for jurisdictions in which such failure to be so qualified or to be in good standing would not, individually or in the aggregate, have a Material Adverse Effect on MDC. All the outstanding shares of capital stock of, or other ownership interests in, MDC's Significant Subsidiaries are validly issued, fully paid and non-assessable and are owned by MDC, directly or indirectly, free and clear of all liens, claims, charges or encumbrances, except for restrictions contained in credit agreements and similar instruments to which MDC is a party under which no event of default has occurred or arisen. There are no existing options, rights of first refusal, preemptive rights, calls or commitments of any character relating to the issued or unissued capital stock or other securities of, or other ownership interests in, any Significant Subsidiary of MDC (other than rights of first refusal, preemptive rights or similar rights held by MDC with respect to certain of such Subsidiaries).

		Section 4.2. Stock. The authorized stock of MDC consists of 400,000,000 shares of common stock, par value $1.00 per share ("MDC Common Stock"), and 10,000,000 shares of preferred stock, par value $1.00 per share ("MDC Preferred Stock"), of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock ("MDC Series A Preferred Stock"). As of December 6, 1996, 209,731,625 shares of MDC Common Stock and no shares of MDC Preferred Stock were issued and outstanding. All the outstanding shares of MDC Common Stock have been validly issued and are fully paid and non-





                                    84 of 156
assessable. As of December 6, 1996, there were no outstanding subscriptions, options, warrants, rights or other arrangements or commitments obligating MDC to issue any shares of its stock other than:

		(a) rights to acquire shares of MDC Series A Preferred Stock pursuant to the Rights Agreement, amended and restated as of May 31, 1996, between MDC and First Chicago Trust Company of New York (the "MDC Rights Plan"); and

                (b) options and other rights to receive or acquire 1,050,479 shares of MDC Common Stock granted on or prior to December 6, 1996, pursuant to employee incentive or benefit plans, programs and arrangements and non-employee director plans.

                Except for the issuance of shares of MDC Common Stock pursuant to the options and other rights referred to in clause 4.2(b) and except as provided for in clause 6.1(a)(ix), since December 6, 1996, no shares of MDC Common Stock or MDC Preferred Stock have been issued.

                Section 4.3. Corporate Authority Relative to this Agreement; No Violation. MDC has the corporate power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Board of Directors of MDC and, except for the approval of its stockholders, no other corporate proceedings on the part of MDC are necessary to authorize this Agreement and the transactions contemplated hereby. The Board of Directors of MDC has determined that the transactions contemplated by this Agreement are in the best interest of MDC and its stockholders and to recommend to such stockholders that they vote in favor thereof. This Agreement has been duly and validly executed and delivered by MDC and, assuming this Agreement constitutes a valid and binding Agreement of the other parties hereto, this Agreement constitutes a valid and binding agreement of MDC, enforceable against MDC in accordance with its terms (except insofar as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally, or by principles governing the availability of equitable remedies). MDC is not subject to or obligated under any charter, bylaw or contract provision or any licenses, franchise or permit, or subject to any order or decree, which would be breached or violated by its executing or, subject to the approval of its stockholders, carrying out this Agreement, except as otherwise previously disclosed in writing to Boeing and for any breaches or violations which would not, individually or in the aggregate, have a Material Adverse Effect on MDC. Other than in connection with or in compliance with the provisions of the MGCL, the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), Section 4043 of ERISA (as defined in
Section 4.8), the Communications Act of 1934, as amended (the "Communications Act"), any non-United States competition, antitrust and investment laws and the securities or blue sky laws of the various states and other than any necessary approvals of the United States government or any agencies, departments or instrumentalities thereof (collectively, the "MDC Required Approvals"), no authorization, consent or approval of, or filing with, any governmental body or authority is necessary for the consummation by MDC of the transactions contemplated by this Agreement, except for such authorizations,



                                    85 of 156
consents, approvals or filings, the failure to obtain or make which would not, individually or in the aggregate, have a Material Adverse Effect on MDC or substantially impair or delay the consummation of the transactions contemplated hereby; provided that MDC makes no representation with respect to such of the foregoing as are required by reason of the regulatory status of Boeing or any of its Subsidiaries or facts specifically pertaining to any of them.

                Section 4.4. Reports and Financial Statements. MDC has previously furnished to Boeing true and complete copies of:

                (a) MDC's Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the "SEC") for each of the years ended December 31, 1993 through 1995;

                (b) MDC's Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30 and September 30, 1996;

                (c) each definitive proxy statement filed by MDC with the SEC since December 31, 1993;

                (d) each final prospectus filed by MDC with the SEC since December 31, 1993, except any final prospectus on Form S-8; and

                (e) all Current Reports on Form 8-K filed by MDC with the SEC since December 31, 1995.

                Except as previously disclosed in writing to Boeing, as of their respective dates, such reports, proxy statements and prospectuses (collectively, the "MDC SEC Reports") (i) complied as to form in all material respects with the applicable requirements of the Securities Act, the Exchange Act and the rules and regulations promulgated thereunder and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited consolidated interim financial statements included in the MDC SEC Reports (including any related notes and schedules) fairly present the financial position of MDC and its consolidated Subsidiaries as of the dates thereof and the results of operations and cash flows for the periods or as of the dates then ended (subject, where appropriate, to normal year-end adjustments), in each case in accordance with past practice and generally accepted accounting principles in the United States ("GAAP") consistently applied during the periods involved (except as otherwise disclosed in the notes thereto). Since December 31, 1993, MDC has timely filed all material reports, registration statements and other filings required to be filed by it with the SEC under the rules and regulations of the SEC. Notwithstanding anything to the contrary contained in this Section 4.4, no representation or warranty is made with respect to matters relating to the consent decree dated June 24, 1996, between MDC and the SEC, the complaint referred to therein and the matters at issue or referred to in such complaint.

                Section 4.5. No Undisclosed Liabilities. Neither MDC nor any of its Subsidiaries has any liabilities or obligations of any nature, whether or not accrued, contingent or otherwise, except (a) liabilities or obligations reflected in any of the MDC SEC Reports and (b) liabilities or obligations which would not, individually or in the aggregate, have a Material Adverse Effect on MDC.
                                    86 of 156

                Section 4.6. No Violation of Law. The businesses of MDC and its Subsidiaries are not being conducted in violation of any law, ordinance or regulation of any governmental body or authority (provided that no representation or warranty is made in this Section 4.6 with respect to Environmental Laws (as hereinafter defined)) except (a) as described in any of the MDC SEC Reports and (b) for violations or possible violations which would not, individually or in the aggregate, have a Material Adverse Effect on MDC.

		Section 4.7. Environmental Laws and Regulations. Except as described in any of the MDC SEC Reports, (a) MDC and each of its Subsidiaries is in material compliance with all applicable federal, state, local and foreign laws and regulations relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata) (collectively, "Environmental Laws"), except for non-compliance which would not, individually or in the aggregate, have a Material Adverse Effect on MDC, which compliance includes, but is not limited to, the possession by MDC and its Subsidiaries of material permits and other governmental authorizations required under applicable Environmental Laws, and compliance with the terms and conditions thereof; (b) neither MDC nor any of its Subsidiaries has received written notice of, or, to the knowledge of MDC, is the subject of, any actions, causes of action, claims, investigations, demands or notices by any Person alleging liability under or non-compliance with any Environmental Law ("Environmental Claims") which would, individually or in the aggregate, have a Material Adverse Effect on MDC; and (c) to the knowledge of MDC, there are no circumstances that are reasonably likely to prevent or interfere with such material compliance in the future.

                Section 4.8. No Undisclosed Employee Benefit Plan Liabilities or Severance Arrangements. Except as described in any of the MDC SEC Reports, all "employee benefit plans", as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), maintained or contributed to by MDC or its Subsidiaries are in compliance with all applicable provisions of ERISA and the Code, and MDC and its Subsidiaries do not have any liabilities or obligations with respect to any such employee benefit plans, whether or not accrued, contingent or otherwise, except (a) as described in any of the MDC SEC Reports or previously disclosed in writing to Boeing and (b) for instances of non-compliance or liabilities or obligations that would not, individually or in the aggregate, have a Material Adverse Effect on MDC. Except with respect to (i) awards granted under the MDC 1994 Performance and Equity Incentive Plan, (ii) the termination benefit agreements (substantially in the form previously provided to Boeing) which are in effect on the date hereof or which may be entered into hereafter in accordance with the approval of the MDC Board prior to the date hereof (the "Termination Benefit Agreements") and (iii) the Stonecipher Agreement (as defined in
Section 4.14), no employee of MDC will be entitled to any additional benefits or any acceleration of the time of payment or vesting of any benefits under any employee incentive or benefit plan, program or arrangement as a result of the transactions contemplated by this Agreement.

                Section 4.9. Absence of Certain Changes or Events. Other than as disclosed in the MDC SEC Reports or previously disclosed in writing to Boeing, since December 31, 1995 the businesses of MDC and its Subsidiaries have been conducted in all material respects in the ordinary course and there has not been any event, occurrence, development or state of circumstances or facts that has had, or would have, a Material Adverse Effect on MDC.



                                    87 of 156

                Section 4.10. Investigations; Litigation. Except as described in any of the MDC SEC Reports or previously disclosed in writing to Boeing:

		(a)	no investigation or review by any governmental body or
authority with respect to MDC or any of its Subsidiaries which would, individually or in the aggregate, have a Material Adverse Effect on MDC is pending nor has any governmental body or authority notified MDC of an intention to conduct the same; and

                (b) there are no actions, suits or proceedings pending (or, to MDC's knowledge, threatened) against or affecting MDC or its Subsidiaries, or any of their respective properties at law or in equity, or before any federal, state, local or foreign governmental body or authority, which, individually or in the aggregate, is reasonably likely to have a Material Adverse Effect on MDC.

                Section 4.11. Joint Proxy Statement; Registration Statement; Other Information. None of the information with respect to MDC or its Subsidiaries to be included in the Joint Proxy Statement or the Registration Statement (as defined in Section 6.3(a)) will, in the case of the Joint Proxy Statement or any amendments thereof or supplements thereto, at the time of the mailing of the Joint Proxy Statement or any amendments or supplements thereto, and at the time of the MDC Meeting and the Boeing Meeting, or, in the case of the Registration Statement, at the time it becomes effective, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, except that no representation is made by MDC with respect to information supplied in writing by Boeing or any affiliate of Boeing specifically for inclusion in the Joint Proxy Statement. The Joint Proxy Statement will comply as to form in all material respects with the provisions of the Exchange Act and the rules and regulations promulgated thereunder. The letters to stockholders, notices of meeting, joint proxy statement and forms of proxies to be distributed to stockholders in connection with the Merger, the Share Issuance and any schedules required to be filed with the SEC in connection therewith are collectively referred to herein as the "Joint Proxy Statement".

                Section 4.12. MDC Rights Plan. The Board of Directors of MDC has approved in writing the acquisition by Boeing of beneficial ownership of voting securities of MDC and, accordingly, the execution and delivery of this Agreement, and the consummation of the Merger and the other transactions contemplated hereby, will not cause (i) Boeing to constitute an "Acquiring Person" (as such term is defined in the MDC Rights Plan), (ii) a "Distribution Date" (as such term is defined in the MDC Rights Plan) to occur or (iii) the rights issued pursuant to the MDC Rights Plan to become exercisable. MDC shall cause the MDC Rights Plan to be amended such that the "Final Expiration Date" (as defined in the MDC Rights Plan) shall occur immediately prior to the Effective Time.

                Section 4.13. Lack of Ownership of Boeing Common Stock. Neither MDC nor any of its Subsidiaries owns any shares of Boeing Common Stock or other securities convertible into shares of Boeing Common Stock (exclusive of any shares owned by MDC's employee benefit plans).




                                    88 of 156

		Section 4.14. Tax Matters. (a) All federal, state, local and foreign Tax Returns required to be filed by or on behalf of MDC, each of its Subsidiaries, and each affiliated, combined, consolidated or unitary group of which MDC or any of its Subsidiaries is (i) a member (a "Current MDC Group") or
(ii) has been a member within six years prior to the date hereof but is not currently a member, but only insofar as any such Tax relates to a taxable period ending on a date within the last six years (a "Past MDC Group", together with Current MDC Groups, an "MDC Affiliated Group") have been timely filed, and all returns filed are complete and accurate except to the extent any failure to file or any inaccuracies in filed returns would not, individually or in the aggregate, have a Material Adverse Effect on MDC (it being understood that the representations made in this Section, to the extent that they relate to Past MDC Groups, are made to the knowledge of MDC). All Taxes due and owing by MDC, any Subsidiary of MDC or any MDC Affiliated Group have been paid, or adequately reserved for, except to the extent any failure to pay or reserve would not, individually or in the aggregate, have a Material Adverse Effect on MDC. There is no audit examination, deficiency, refund litigation, proposed adjustment or matter in controversy with respect to any Taxes due and owing by MDC, any Subsidiary of MDC or any MDC Affiliated Group which would, individually or in the aggregate, have a Material Adverse Effect on MDC. All assessments for Taxes due and owing by MDC, any Subsidiary of MDC or any MDC Affiliated Group with respect to completed and settled examinations or concluded litigation have been paid. As soon as practicable after the public announcement of the Merger Agreement, MDC will provide Boeing with written schedules of (i) the taxable years of MDC for which the statutes of limitations with respect to federal income Taxes, have not expired, and (ii) with respect to federal income Taxes those years for which examinations have been completed, those years for which examinations are presently being conducted, and those years for which examinations have not yet been initiated. MDC and each of its Subsidiaries has complied in all material respects with all rules and regulations relating to the withholding of Taxes, except to the extent any such failure to comply would not, individually or in the aggregate, have a Material Adverse Effect on MDC.

                (b) Neither MDC nor any of its Subsidiaries knows of any fact or has taken any action that could reasonably be expected to prevent the Merger from qualifying as a reorganization within the meaning of Section 368(a) of the Code.

		(c) Except with respect to awards granted under the MDC 1994 Performance and Equity Incentive Plan, the Termination Benefit Agreements and the Employment Agreement dated September 24, 1994 between MDC and Harry Stonecipher, as amended (the "Stonecipher Agreement"), any amount or other entitlement that could be received (whether in cash or property or the vesting of property) as a result of any of the transactions contemplated by this Agreement by any employee, officer or director of MDC or any of its affiliates who is a "disqualified individual" (as such term is defined in proposed Treasury Regulation Section 1.280G-1) under any employee benefit plan or other compensation arrangement currently in effect would not be characterized as an "excess parachute payment" or a "parachute payment" (as such terms are defined in Section 280G(b)(1) of the Code).

		For purposes of this Agreement: (i) "Taxes" means any and all federal, state, local, foreign or other taxes of any kind (together with any and all interest, penalties, additions to tax and additional amounts imposed



                                    89 of 156
with respect thereto) imposed by any taxing authority, including, without limitation, taxes or other charges on or with respect to income, franchises, windfall or other profits, gross receipts, property, sales, use, capital stock, payroll, employment, social security, workers' compensation, unemployment compensation, or net worth, and taxes or other charges in the nature of excise, withholding, ad valorem or value added, and (ii) "Tax Return" means any return, report or similar statement (including the attached schedules) required to be filed with respect to any Tax, including, without limitation, any information return, claim for refund, amended return or declaration of estimated Tax.

                Section 4.15. Opinion of Financial Advisor. The Board of Directors of MDC has received the opinion of J.P. Morgan Securities Inc., dated the date of this Agreement, to the effect that, as of such date, the exchange ratio is fair to MDC's stockholders from a financial point of view. A copy of the written opinion of J.P. Morgan Securities Inc. will be delivered to Boeing as soon as practicable after the date of this Agreement.

                Section 4.16. Required Vote of MDC Stockholders. The affirmative vote of the holders of two-thirds of the outstanding shares of MDC Common Stock is required to approve the Merger. No other vote of the stockholders of MDC is required by law, the charter or by-laws of MDC or otherwise in order for MDC to consummate the Merger and the transactions contemplated hereby.

		Section 4.17. Pooling of Interests. To the knowledge of MDC, neither it nor any of its Subsidiaries has taken any action or failed to take any action which action or failure (without giving effect to any actions or failures to act by Boeing or any of its Subsidiaries) would prevent the treatment of the Merger as a pooling of interests for accounting purposes, except as previously disclosed in writing to Boeing.


                                  ARTICLE V

              Representations and Warranties of Boeing and Sub

		Boeing and Sub represent and warrant to MDC that:

                Section 5.1. Organization, Qualification, Etc. Each of Boeing and Sub is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of organization and has the corporate power and authority to own its properties and assets and to carry on its business as it is now being conducted and is duly qualified to do business and is in good standing in each jurisdiction in which the ownership of its properties or the conduct of its business requires such qualification, except for jurisdictions in which such failure to be so qualified or to be in good standing would not, individually or in the aggregate, have a Material Adverse Effect on Boeing.
The copies of Boeing's Restated Certificate of Incorporation and by-laws and Sub's articles of incorporation and by-laws which have been delivered to MDC are complete and correct and in full force and effect on the date hereof. Each of Boeing's Significant Subsidiaries is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, has the power and authority to own its properties and to carry on its business as it is now being conducted, and is duly qualified to do business and is in good standing



                                    90 of 156
in each jurisdiction in which the ownership of its property or the conduct of its business requires such qualification, except for jurisdictions in which such failure to be so qualified or to be in good standing would not, individually or in the aggregate, have a Material Adverse Effect on Boeing. All the outstanding shares of capital stock of, or other ownership interests in, Boeing's Significant Subsidiaries and Sub are validly issued, fully paid and non-assessable and are owned by Boeing, directly or indirectly, free and clear of all liens, claims, charges or encumbrances, except for restrictions contained in credit agreements and similar instruments to which Boeing is a party under which no event of default has occurred or arisen. There are no existing options, rights of first refusal, preemptive rights, calls or commitments of any character relating to the issued or unissued capital stock or other securities of, or other ownership interests in, any Significant Subsidiary of Boeing or Sub (other than rights of first refusal, preemptive rights or similar rights held by Boeing with respect to certain of such Subsidiaries).

		Section 5.2. Capital Stock. Except as previously disclosed in writing to MDC, the authorized capital stock of Boeing consists of 600,000,000 shares of common stock, par value $5.00 per share ("Boeing Common Stock"), and 10,000,000 shares of preferred stock, par value $1.00 per share ("Boeing Preferred Stock"), of which 6,000,000 shares were designated as Series A Junior Participating Preferred Stock ("Boeing Series A Preferred Stock"). The shares of Boeing Common Stock to be issued in the Merger or upon the exercise of MDC stock options, warrants, conversion rights or other rights or vesting or payment of other MDC equity-based awards thereafter will, when issued, be validly issued fully paid and non-assessable. As of December 13, 1996, 349,384,515 shares of Boeing Common Stock and no shares of Boeing Preferred Stock were issued and outstanding, 9,194,044 shares of Boeing Common Stock were reserved for issuance in connection with the acquisition of the aerospace and defense businesses of Rockwell International Corporation (the "Rockwell A&D Acquisition") and 4,689 shares of Boeing Common Stock were held in Boeing's treasury. All the outstanding shares of Boeing Common Stock have been validly issued and are fully paid and non-assessable. Included in the number of shares of Boeing Common Stock that were issued and outstanding are 11,326,943 shares held in the Boeing ShareValue Trust, which shares are legally outstanding and entitled to receive dividends. As of November 30, 1996, there were no outstanding subscriptions, options, warrants, rights or other arrangements or commitments obligating Boeing to issue any shares of its capital stock other than:

                (a) rights ("Boeing Rights") to acquire shares of Boeing Series A Preferred Stock pursuant to the Rights Agreement, dated as of July 27, 1987, between Boeing and The First National Bank of Boston (the "Boeing Rights Plan"); and

                (b) options and other rights to receive or acquire 14,004,086 shares of Boeing Common Stock granted on or prior to November 30, 1996, pursuant to employee incentive or benefit plans, programs and arrangements and non-employee director plans.

                Except for the issuance of shares of Boeing Common Stock pursuant to the options and other rights referred to in clause 5.2(b) and for the issuance of shares of Boeing Common Stock pursuant to the Rockwell A&D Acquisition and except as provided for in clause 6.1(b) (viii), since November 30, 1996, no shares of Boeing Common Stock or Boeing Preferred Stock have been issued.

                                    91 of 156

                Section 5.3. Corporate Authority Relative to this Agreement; No Violation. Each of Boeing and Sub has the corporate power and authority to enter into this Agreement and to carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly and validly authorized by the Boards of Directors of Boeing and Sub and, except for the approval of the stockholders of Boeing of the Share Issuance, no other corporate proceedings on the part of Boeing or Sub are necessary to authorize this Agreement and the transactions contemplated hereby. The Board of Directors of Boeing has determined that the transactions contemplated by this Agreement are in the best interest of Boeing and its stockholders and to recommend to such stockholders that they vote in favor thereof. This Agreement has been duly and validly executed and delivered by Boeing and Sub and, assuming this Agreement constitutes a valid and binding Agreement of the other parties hereto, this Agreement constitutes a valid and binding agreement of Boeing and Sub, enforceable against each of them in accordance with its terms (except insofar as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally, or by principles governing the availability of equitable remedies). Neither Boeing nor Sub is subject to or obligated under any charter, by-law or contract provision or any license, franchise or permit, or subject to any order or decree, which would be breached or violated by its executing or, subject to the approval by the stockholders of Boeing of the Share Issuance, carrying out this Agreement, except for any breaches or violations which would not, individually or in the aggregate, have a Material Adverse Effect on Boeing. Other than in connection with or in compliance with the provisions of the MGCL, the Delaware General Corporation Law, the Securities Act, the Exchange Act, the HSR Act, Section 4043 of ERISA, the Communications Act, any non-United States competition, antitrust and investments laws and the securities or blue sky laws of the various states and other than any necessary approvals of the United States government or any agencies, departments or instrumentalities thereof (collectively, the "Boeing Required Approvals"), no authorization, consent or approval of, or filing with, any governmental body or authority is necessary for the consummation by Boeing of the transactions contemplated by this Agreement, except for such authorizations, consents, approvals or filings, the failure to obtain or make which would not, individually or in the aggregate, have a Material Adverse Effect on Boeing or substantially impair or delay the consummation of the transactions contemplated hereby; provided that Boeing makes no representation with respect to such of the foregoing as are required by reason of the regulatory status of MDC or any of its Subsidiaries or facts specifically pertaining to any of them.

		Section 5.4. Reports and Financial Statements. Boeing has previously furnished to MDC true and complete copies of:

                (a) Boeing's Annual Reports on Form 10-K filed with the SEC for each of the years ended December 31, 1993 through 1995;

                (b) Boeing's Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30 and September 30, 1996;

                (c) each definitive proxy statement filed by Boeing with the SEC since December 31, 1993;




                                    92 of 156

                (d) each final prospectus filed by Boeing with the SEC since December 31, 1993, except any final prospectus on Form S-8; and

                (e) all Current Reports on Form 8-K filed by Boeing with the SEC since December 31, 1995.

                As of their respective dates, such reports, proxy statements and prospectuses (collectively, "Boeing SEC Reports") (i) complied as to form in all material respect with the applicable requirements of the Securities Act, the Exchange Act, and the rules and regulations promulgated thereunder and (ii) did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited consolidated interim financial statements included in the Boeing SEC Reports (including any related notes and schedules) fairly present the financial position of Boeing and its consolidated Subsidiaries as of the dates thereof and the results of their operations and their cash flows for the periods or as of the dates then ended (subject, where appropriate, to normal year-end adjustments), in each case in accordance with past practice and GAAP consistently applied during the periods involved (except as otherwise disclosed in the notes thereto). Since December 31, 1993, Boeing has timely filed all material reports, registration statements and other filings required to be filed by it with the SEC under the rules and regulations of the SEC.

                Section 5.5. No Undisclosed Liabilities. Neither Boeing nor any of its Subsidiaries has any liabilities or obligations of any nature, whether or not accrued, contingent or otherwise, except (a) liabilities or obligations reflected in any of the Boeing SEC Reports and (b) liabilities or obligations which would not, individually or in the aggregate, have a Material Adverse Effect on Boeing.

                Section 5.6. No Violation of Law. The businesses of Boeing and its Subsidiaries are not being conducted in violation of any law, ordinance or regulation of any governmental body or authority (provided that no representation or warranty is made in this Section 5.6 with respect to Environmental Laws) except (a) as described in any of the Boeing SEC Reports and (b) for violations or possible violations which would not, individually or in the aggregate, have a Material Adverse Effect on Boeing.

		Section 5.7. Environmental Laws and Regulations. Except as described in any of the Boeing SEC Reports, (a) Boeing and each of its Subsidiaries is in material compliance with all applicable Environmental Laws, except for non-compliance which would not, individually or in the aggregate, have a Material Adverse Effect on Boeing, which compliance includes, but is not limited to, the possession by Boeing and its Subsidiaries of material permits and other governmental authorizations required under applicable Environmental Laws, and compliance with the terms and conditions thereof; (b) neither Boeing nor any of its Subsidiaries has received written notice of, or, to the knowledge of Boeing, is the subject of, any Environmental Claims which would, individually or in the aggregate, have a Material Adverse Effect on Boeing;
and (c) to the knowledge of Boeing, there are no circumstances that are reasonably likely to prevent or interfere with such material compliance in the future.




                                    93 of 156

                Section 5.8. No Undisclosed Employee Benefit Plan Liabilities or Severance Arrangements. Except as described in any of the Boeing SEC Reports, all "employee benefit plans", as defined in Section 3(3) of ERISA, maintained or contributed to by Boeing or its Subsidiaries are in compliance with all applicable provisions of ERISA and the Code, and Boeing and its Subsidiaries do not have any liabilities or obligations with respect to any such employee benefit plans, whether or not accrued, contingent or otherwise, except (a) as described in any of the Boeing SEC Reports and (b) for instances of non-compliance or liabilities or obligations that would not, individually or in the aggregate, have a Material Adverse Effect on Boeing. No employee of Boeing will be entitled to any additional benefits or any acceleration of the time of payment or vesting of any benefits under any employee incentive or benefit plan, program or arrangement as a result of the transactions contemplated by this Agreement.

                Section 5.9. Absence of Certain Changes or Events. Other than as disclosed in the Boeing SEC Reports, since December 31, 1995 the businesses of Boeing and its Subsidiaries have been conducted in all material respects in the ordinary course and there has not been any event, occurrence, development or state of circumstances or facts that has had, or would have, a Material Adverse Effect on Boeing.

                Section 5.10. Investigations; Litigation. Except as described in any of the Boeing SEC Reports or previously disclosed in writing to MDC:

		(a)	no investigation or review by any governmental body or
authority with respect to Boeing or any of its Subsidiaries which would, individually or in the aggregate, have a Material Adverse Effect on Boeing is pending nor has any governmental body or authority notified Boeing of an intention to conduct the same; and

                (b) there are no actions, suits or proceedings pending (or, to Boeing's knowledge, threatened) against or affecting Boeing or its Subsidiaries, or any of their respective properties at law or in equity, or before any federal, state, local or foreign governmental body or authority which, individually or in the aggregate, is reasonably likely to have a Material Adverse Effect on Boeing.

                Section 5.11. Joint Proxy Statement; Registration Statement; Other Information. None of the information with respect to Boeing or its Subsidiaries to be included in the Joint Proxy Statement or the Registration Statement will, in the case of the Joint Proxy Statement or any amendments thereof or supplements thereto, at the time of the mailing of the Joint Proxy Statement or any amendments or supplements thereto, and at the time of the MDC Meeting and the Boeing Meeting, or, in the case of the Registration Statement, at the time it becomes effective, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading, except that no representation is made by Boeing with respect to information supplied in writing by MDC or any affiliate of MDC specifically for inclusion in the Joint Proxy Statement. The Joint Proxy Statement will comply as to form in all material respects with the provisions of the Exchange Act and the rules and regulations promulgated thereunder.




                                    94 of 156

		Section 5.12. Lack of Ownership of MDC Common Stock. Neither Boeing nor any of its Subsidiaries owns any shares of MDC Common Stock or other securities convertible into shares of MDC Common Stock (exclusive of any shares owned by Boeing's employee benefit plans).

                Section 5.13. Boeing Rights Plan. Under the terms of the Boeing Rights Plan, the transactions contemplated by this Agreement will not cause a Distribution Date (as such term is defined in the Boeing Rights Plan) to occur or cause the rights issued pursuant to the Boeing Rights Plan to become exercisable.

		Section 5.14. Tax Matters. (a) All federal, state, local and foreign Tax Returns required to be filed by or on behalf of Boeing, each of its Subsidiaries, and each affiliated, combined, consolidated or unitary group of which Boeing or any of its Subsidiaries is (i) a member (a "Current Boeing Group") or (ii) has been a member within six years prior to the date hereof but is not currently a member, but only insofar as any such Tax relates to a taxable period ending on a date within the last six years (a "Past Boeing Group", together with Current Boeing Groups, a "Boeing Affiliated Group") have been timely filed, and all returns filed are complete and accurate except to the extent any failure to file or any inaccuracies in filed returns would not, individually or in the aggregate, have a Material Adverse Effect on Boeing (it being understood that the representations made in this Section, to the extent that they relate to Past Boeing Groups, are made to the knowledge of Boeing). All Taxes due and owing by Boeing, any Subsidiary of Boeing or any Boeing Affiliated Group have been paid, or adequately reserved for, except to the extent any failure to pay or reserve would not, individually or in the aggregate, have a Material Adverse Effect on Boeing. There is no audit examination, deficiency, refund litigation, proposed adjustment or matter in controversy with respect to any Taxes due and owing by Boeing, any Subsidiary of Boeing or any Boeing Affiliated Group which would, individually or in the aggregate, have a Material Adverse Effect on Boeing. All assessments for Taxes due and owing by Boeing, any Subsidiary of Boeing or any Boeing consolidated group with respect to completed and settled examinations or concluded litigation have been paid. As soon as practicable after the public announcement of the Merger Agreement, Boeing will provide MDC with written schedules of (i) the taxable years of Boeing for which the statutes of limitations with respect to federal income Taxes have not expired, and (ii) with respect to federal income Taxes, those years for which examinations have been completed, those years for which examinations are presently being conducted, and those years for which examinations have not yet been initiated. Boeing and each of its Subsidiaries has complied in all material respects with all rules and regulations relating to the withholding of Taxes, except to the extent any such failure to comply would not, individually or in the aggregate, have a Material Adverse Effect on Boeing.

                (b) Neither Boeing nor any of its Subsidiaries knows of any fact or has taken any action that could reasonably be expected to prevent the Merger from qualifying as a reorganization within the meaning of Section
368(a) of the Code.

                (c) Any amount or other entitlement that could be received (whether in cash or property or the vesting of property) as a result of any of the transactions contemplated by this Agreement by any employee, officer or director of Boeing or any of its affiliates who is a "disqualified individual"



                                    95 of 156

(as such term is defined in proposed Treasury Regulation Section 1.280G-1) under any employee benefit plan or other compensation arrangement currently in effect would not be characterized as an "excess parachute payment" or a "parachute payment" (as such terms are defined in Section 280G(b)(1) of the Code).

                Section 5.15. Opinion of Financial Advisor. The Board of Directors of Boeing has received the opinion of CS First Boston Corporation, dated the date of this Agreement to the effect that, as of such date, the exchange ratio is fair to Boeing from a financial point of view. A copy of the written opinion of CS First Boston Corporation will be delivered to MDC as soon as practicable after the date of this Agreement.

                Section 5.16. Required Vote of Boeing Stockholders. The affirmative vote of the holders of a majority of the shares of Boeing Common Stock voted at the Boeing Meeting is required to approve the Share Issuance; provided that holders of a majority of the outstanding shares of Boeing Common Stock are present, in person or by proxy, at the Boeing Meeting and vote upon the Share Issuance. No other vote of the stockholders of Boeing is required by law, the charter or by-laws of Boeing or otherwise in order for Boeing to consummate the Merger and the transactions contemplated hereby.

                Section 5.17. Pooling of Interests. To the knowledge of Boeing, neither it nor any of its Subsidiaries has taken any action or failed to take any action which action or failure (without giving effect to any actions or failures to act by MDC or any of its Subsidiaries) would prevent the treatment of the Merger as a pooling of interests for accounting purposes.


                                 ARTICLE VI

                          Covenants and Agreements

		It is further agreed as follows:

                Section 6.1. Conduct of Business by MDC or Boeing. Prior to the Effective Time or the date, if any, on which this Agreement is earlier terminated pursuant to Section 8.1 (the "Termination Date"), and except as may be agreed to by the other parties hereto or as may be permitted pursuant to this Agreement:

		(a) MDC:

                (i) shall, and shall cause each of its Subsidiaries to, conduct its operations according to their ordinary and usual course of business in substantially the same manner as heretofore conducted;

                (ii) shall use its reasonable best efforts, and cause each of its Subsidiaries to use its reasonable best efforts, to preserve intact its business organizations and goodwill in all material respects, keep available the services of its officers and employees as a group, subject to changes in the ordinary course, and maintain satisfactory relationships with suppliers, distributors, customers and others having business relationships with them;

                (iii) shall confer at such times as Boeing may reasonably request with one or more representatives of Boeing to report material operational matters and the general status of ongoing operations (to the extent Boeing reasonably requires such information);
                                    96 of 156

                (iv) shall notify Boeing of any emergency or other change in the normal course of its or its Subsidiaries' respective businesses or in the operation of its or its Subsidiaries' respective properties and of any complaints, investigations or hearings (or communications indicating that the same may be contemplated) of any governmental body or authority if such emergency, change, complaint, investigation or hearing would have a Material Adverse Effect on MDC;

		(v) shall not, and shall not (except in the ordinary course of business consistent with past practice) permit any of its Subsidiaries that is not wholly owned, to authorize or pay any dividends on or make any distribution with respect to its outstanding shares of stock other than regular quarterly dividends of $.12 per share on MDC Common Stock made in the ordinary course consistent with past practice;

                (vi) shall not, and shall not permit any of its Subsidiaries to, except (i) in the ordinary course of business consistent with past practice, (ii) as otherwise provided in this Agreement, (iii) as previously disclosed in writing to Boeing or (iv) for the Termination Benefit Agreements, enter into or amend any employment, severance or similar agreements or arrangements with any of their respective directors or executive officers;

                (vii) shall not, and shall not permit any of its Subsidiaries to, authorize, propose or announce an intention to authorize or propose, or enter into an agreement with respect to, any merger, consolidation or business combination (other than the Merger and any mergers, consolidations or business combinations with MDC's Subsidiaries entered into in the ordinary course of business consistent with past practice), any acquisition of a material amount of assets or securities, any disposition of a material amount of assets or securities or any release or relinquishment of any material contract rights not in the ordinary course of business;

                (viii) shall not propose or adopt any amendments to its corporate charter or by-laws;

		(ix) shall not, and shall not permit any of its Significant Subsidiaries to, issue any shares of their capital stock, except upon exercise of rights or options issued pursuant to existing employee incentive or benefit plans, programs or arrangements and non-employee director plans (including, without limitation, shares issued in connection with stock grants or awards or the exercise of rights or options granted in the ordinary course of business consistent with past practice pursuant to such plans, programs or arrangements) or effect any stock split not previously announced or otherwise change its capitalization as it existed on December 6, 1996, except as contemplated herein and except for the contemplated issuance or sale of shares of MDC Common Stock previously agreed to in writing by Boeing);

		(x) shall not, and shall not permit any of its Subsidiaries to, grant, confer or award any options, warrants, conversion rights or other rights, not existing on the date hereof, to acquire any shares of its capital stock, except pursuant to employee incentive or benefit plans, programs or arrangements and non-employee director plans in existence on the date hereof in the ordinary course of business and consistent with past practice (including, but not limited to, certain grants of Performance Accelerated Restricted Stock under the MDC 1994 Performance and Equity Incentive Plan) covering not in excess of 700,000 shares of MDC Common Stock;

                                    97 of 156

                (xi) shall not, and shall not permit any of its Subsidiaries to, except in the ordinary course of business in connection with employee incentive and benefit plans, programs or arrangements in existence on the date hereof, purchase or redeem any shares of its stock;

                (xii) shall not, and shall not permit any of its Subsidiaries to, take any actions which would, or would be reasonably likely to, prevent Boeing from accounting for the Merger in accordance with the pooling of interests method of accounting under the requirements of Opinion No. 16 "Business Combinations" of the Accounting Principles Board of the American Institute of Certified Public Accountants, as amended by applicable pronouncements by the Financial Accounting Standards Board ("APB No. 16");

                (xiii) shall not, and shall not permit any of its Subsidiaries to, except as contemplated by this Section 6.1 or Section 6.5 or except as previously disclosed in writing to Boeing, amend in any significant respect the terms of their respective employee benefit plans, programs or arrangements or any severance or similar agreements or arrangements in existence on the date hereof, or adopt any new employee benefit plans, programs or arrangements or any severance or similar agreements or arrangements;

                (xiv) shall not, and shall not permit any of its Subsidiaries to, enter into any material loan agreement, other than in the ordinary course of business consistent with past practice and other than any loan or lease arrangement relating to the sale or lease of commercial aircraft or commercial equipment;

                (xv) shall not, and shall not permit any of its Subsidiaries to make any material Tax election or settle or compromise any material Tax liability, other than in connection with currently pending proceedings or other than in the ordinary course of business; and

                (xvi) shall not, and shall not permit any of its Subsidiaries to, agree, in writing or otherwise, to take any of the foregoing actions or take any action which would make any representation or warranty in Article IV hereof untrue or incorrect.

		(b) Boeing:

                (i) shall, and shall cause each of its Subsidiaries to, conduct its operations according to their ordinary and usual course of business in substantially the same manner as heretofore conducted;

                (ii) shall use its reasonable best efforts, and cause each of its Subsidiaries to use its reasonable best efforts, to preserve intact its business organizations and goodwill in all material respects, keep available the services of its officers and employees as a group, subject to changes in the ordinary course, and maintain satisfactory relationships with suppliers, distributors, customers and others having business relationships with them;

                (iii) shall confer at such times as MDC may reasonably request with one or more representatives of MDC to report material operational matters and the general status of ongoing operations (to the extent MDC reasonably requires such information);




                                    98 of 156

                (iv) shall notify MDC of any emergency or other change in the normal course of its or its Subsidiaries' respective businesses or in the operation of its or its Subsidiaries' respective properties and of any complaints, investigations or hearings (or communications indicating that the same may be contemplated) of any governmental body or authority if such emergency, change, complaint, investigation or hearing would have a Material Adverse Effect on Boeing;

                (v) except as previously disclosed in writing to MDC, shall not, and shall not (except in the ordinary course of business consistent with past practice) permit any of its Subsidiaries that is not wholly owned, to declare or pay any dividends on or make any distribution with respect to their outstanding shares of capital stock other than regular quarterly dividends of $.28 per share on Boeing Common Stock made in the ordinary course consistent with past practice;

                (vi) shall not, and shall not permit any of its Subsidiaries to, authorize, propose or announce an intention to authorize or propose, or enter into an agreement with respect to, any merger, consolidation or business combination (other than the Merger and any mergers, consolidations or business combinations with Boeing's Subsidiaries entered into in the ordinary course of business consistent with past practice), any acquisition of a material amount of assets or securities, or any release or relinquishment of any material contract rights not in the ordinary course of business;

                (vii) shall not propose or adopt any amendments to its corporate charter (except as previously disclosed in writing to MDC) or by-laws;

		(viii) shall not, and shall not permit any of its Significant Subsidiaries to, issue any shares of their capital stock, except upon exercise of rights or options issued pursuant to existing employee incentive or benefit plans, programs or arrangements and non-employee director plans (including, without limitation, shares issued in connection with stock grants or awards or the exercise of rights or options granted in the ordinary course of business consistent with past practice pursuant to such plans, programs or arrangements) or effect any stock split not previously announced or otherwise change its capitalization as it existed on November 30, 1996 (except as contemplated herein or as previously disclosed in writing to MDC);

                (ix) shall not, and shall not permit any of its Subsidiaries to, grant, confer or award any options, warrants, conversion rights or other rights, not existing on the date hereof, to acquire any shares of its capital stock, except pursuant to employee incentive or benefit plans, programs or arrangements and non-employee director plans in existence on the date hereof in the ordinary course of business and consistent with past practice covering not in excess of 5,000,000 shares of Boeing Common Stock;

                (x) shall not, and shall not permit any of its Subsidiaries to, take any actions which would, or would be reasonably likely to, prevent Boeing from accounting for the Merger in accordance with the pooling of interests method of accounting under the requirements of APB No. 16; and

                (xi) shall not, and shall not permit any of its Subsidiaries to, agree, in writing or otherwise, to take any of the foregoing actions or take any action which would make any representation or warranty in Article V hereof untrue or incorrect.

                                    99 of 156

                Section 6.2. Investigation. Each of MDC and Boeing shall afford to one another and to one another's officers, employees, accountants, counsel and other authorized representatives full and complete access during normal business hours, throughout the period prior to the earlier of the Effective Time or the date of termination of this Agreement, to its and its Subsidiaries' plants, properties, contracts, commitments, books, and records (including but not limited to tax returns) and any report, schedule or other document filed or received by it pursuant to the requirements of federal or state securities laws and shall use their reasonable best efforts to cause their respective representatives to furnish promptly to one another such additional financial and operating data and other information as to its and its Subsidiaries' respective businesses and properties as the other or its duly authorized representatives may from time to time reasonably request; provided, that nothing herein shall require either MDC or Boeing or any of their respective Subsidiaries to disclose any information to the other that would cause significant competitive harm to such disclosing party or its affiliates if the transactions contemplated by this Agreement are not consummated. The parties hereby agree that each of them will treat any such information in accordance with the Confidentiality Agreement, dated as of October 17, 1995, between MDC and Boeing (the "Confidentiality Agreement"). Notwithstanding any provision of this Agreement to the contrary, no party shall be obligated to make any disclosure in violation of applicable laws or regulations, including any such laws or regulations pertaining to the treatment of classified information.

                Section 6.3. Cooperation. (a) MDC and Boeing shall together, or pursuant to an allocation of responsibility to be agreed upon between them:

		(i)	prepare and file with the SEC as soon as is reasonably
practicable the Joint Proxy Statement (which, if requested by Boeing, may also relate to an amendment of the Restated Certificate of Incorporation of Boeing to increase its authorized capitalization) and a registration statement on Form S-4 under the Securities Act with respect to the Boeing Common Stock issuable in the Merger (the "Registration Statement"), and shall use their reasonable best efforts to have the Joint Proxy Statement cleared by the SEC under the Exchange Act and the Registration Statement declared effective by the SEC under the Securities Act;

                (ii) as soon as is reasonably practicable take all such action as may be required under state blue sky or securities laws in connection with the transactions contemplated by this Agreement;

                (iii) promptly prepare and file with the NYSE and such other stock exchanges as shall be agreed upon listing applications covering the shares of Boeing Common Stock issuable in the Merger or upon exercise of MDC stock options, warrants, conversion rights or other rights or vesting or payment of other MDC equity-based awards and use its reasonable best efforts to obtain, prior to the Effective Time, approval for the listing of such Common Stock, subject only to official notice of issuance;

                (iv) cooperate with one another in order to lift any injunctions or remove any other impediment to the consummation of the transactions contemplated herein; and





                                    100 of 156

                (v) cooperate with one another in obtaining opinions of Skadden, Arps, Slate, Meagher & Flom LLP, counsel to MDC, and Cravath, Swaine & Moore, counsel to Boeing, dated as of the Effective Time, to the effect that the Merger qualifies as a reorganization under the provisions of Section 368(a) of the Code. In connection therewith, each of MDC and Boeing shall deliver to Skadden, Arps, Slate, Meagher & Flom LLP and Cravath, Swaine & Moore representation letters substantially in the form attached hereto as Exhibits 7.1(g)(1) and 7.1(g)(2), respectively, and MDC shall use its reasonable best efforts to obtain the representation letter substantially in the form attached hereto as Exhibit 7.1(g)(3) from appropriate stockholders and shall deliver any such letters obtained to Skadden, Arps, Slate, Meagher & Flom LLP and Cravath, Swaine & Moore.

                (b) Subject to the limitations contained in Section 6.2, MDC and Boeing shall each furnish to one another and to one another's counsel all such information as may be required in order to effect the foregoing actions and each represents and warrants to the other that no information furnished by it in connection with such actions or otherwise in connection with the consummation of the transactions contemplated by this Agreement will contain any untrue statement of a material fact or omit to state a material fact required to be stated in order to make any information so furnished, in light of the circumstances under which it is so furnished, not misleading.

                Section 6.4. Affiliate Agreements. (a) MDC shall, prior to the Effective Time, deliver to Boeing a list (reasonably satisfactory to counsel for Boeing), setting forth the names and addresses of all persons who are, at the time of the MDC Meeting, in MDC's reasonable judgment, "affiliates" of MDC for purposes of Rule 145 under the Securities Act or under applicable SEC accounting releases with respect to pooling of interests accounting treatment. MDC shall furnish such information and documents as Boeing may reasonably request for the purpose of reviewing such list. MDC shall use its reasonable best efforts to cause each person who is identified as an "affiliate" in the list furnished pursuant to this Section 6.4 to execute a written agreement on or prior to the Effective Time, in substantially the form of Exhibit 6.4(a) hereto.

                (b) Boeing shall, prior to the Effective Time, deliver to MDC a list (reasonably satisfactory to counsel for MDC) setting forth the names and addresses of all persons who are, at the time of the Boeing Meeting, in Boeing's reasonable judgment, affiliates of Boeing under applicable SEC accounting releases with respect to pooling of interests accounting treatment. Boeing shall furnish such information and documents as MDC may reasonably request for the purpose of reviewing such list. Boeing shall use its reasonable best efforts to cause each person who is identified as an affiliate in the list furnished pursuant to this Section 6.4 to execute a written agreement on or prior to the Effective Time, in substantially the form of
Exhibit 6.4(b) hereto.

                Section 6.5. Employee Stock Options, Incentive and Benefit Plans. (a) Simultaneously with the Merger, (i) each outstanding option (and related stock appreciation right ("MDC SAR"), if any) to purchase or acquire a share of MDC Common Stock under employee incentive or benefit plans, programs or arrangements and non-employee director plans presently maintained by MDC ("MDC Option Plans") shall be converted into an option (together with a related stock appreciation right of Boeing, if applicable) to purchase the number of



                                    101 of 156
shares of Boeing Common Stock equal to .65 times the number of shares of MDC Common Stock which could have been obtained prior to the Effective Time upon the exercise of each such option, at an exercise price per share equal to the exercise price for each such share of MDC Common Stock subject to an option (and related MDC SAR, if any) under the MDC Option Plans divided by .65, and all references in each such option (and related MDC SAR, if any) to MDC shall be deemed to refer to Boeing, where appropriate, and (ii) Boeing shall assume the obligations of MDC under the MDC Option Plans. The other terms of each such option and MDC SAR, and the plans under which they were issued, shall continue to apply in accordance with their terms, including any provisions providing for acceleration.

		(b) Simultaneously with the Merger, each outstanding award (including restricted stock, stock equivalents and stock units) ("MDC Award") under any employee incentive or benefit plans, programs or arrangements and non-employee director plans presently maintained by MDC which provide for grants of equity-based awards shall be amended or converted into a similar instrument of Boeing, in each case with such adjustments to the terms of such MDC Awards as are appropriate to preserve the value inherent in such MDC Awards with no detrimental effects on the holders thereof. The other terms of each MDC Award, and the plans or agreements under which they were issued, shall continue to apply in accordance with their terms, including any provisions providing for acceleration. With respect to any restricted stock awards as to which the restrictions shall have lapsed on or prior to the Effective Time in accordance with the terms of the applicable plans or award agreements, shares of such previously restricted stock shall be converted in accordance with the provisions of Section 2.1(b).

		(c) Simultaneously with the Merger, Boeing shall assume each Termination Benefit Agreement then in effect and all of MDC's rights and obligations under each such Termination Benefit Agreement.

                (d) MDC and Boeing agree that each of their respective employee incentive or benefit plans, programs and arrangements and non-employee director plans shall be amended, to the extent necessary and appropriate, to reflect the transactions contemplated by this Agreement, including, but not limited to the conversion of shares of MDC Common Stock held or to be awarded or paid pursuant to such benefit plans, programs or arrangements into shares of Boeing Common Stock on a basis consistent with the transactions contemplated by this Agreement. The actions to be taken by MDC and Boeing pursuant to Section 6.5(d) shall include the submission by MDC or Boeing of the amendments to the plans, programs or arrangements referred to herein to their respective stockholders at the MDC Meeting or the Boeing Meeting, respectively, if such submission is determined to be necessary or advisable by counsel to MDC or Boeing after consultation with one another; provided, however, that such approval shall not be a condition to the consummation of the Merger.

                (e) Boeing shall (i) reserve for issuance the number of shares of Boeing Common Stock that will become subject to the benefit plans, programs and arrangements referred to in this Section 6.5 and (ii) issue or cause to be issued the appropriate number of shares of Boeing Common Stock pursuant to such plans, programs and arrangements, upon the exercise or maturation of rights existing thereunder on the Effective Time or thereafter granted or awarded.




                                    102 of 156

                Section 6.6. Filings; Other Action. (a) Subject to the terms and conditions herein provided, MDC and Boeing shall (a) promptly make their respective filings and thereafter make any other required submissions under the HSR Act, (b) use reasonable efforts to cooperate with one another in (i) determining whether any filings are required to be made with, or consents, permits, authorizations or approvals are required to be obtained from, any third party, the United States government or any agencies, departments or instrumentalities thereof or other governmental or regulatory bodies or authorities of federal, state, local and foreign jurisdictions in connection with the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby and thereby and (ii) timely making all such filings and timely seeking all such consents, permits, authorizations or approvals, and (c) use reasonable efforts to take, or cause to be taken, all other actions and do, or cause to be done, all other things necessary, proper or advisable to consummate and make effective the transactions contemplated hereby, including, without limitation, taking all such further action as reasonably may be necessary to resolve such objections, if any, as the Federal Trade Commission, the Antitrust Division of the Department of Justice, state antitrust enforcement authorities or competition authorities of any other nation or other jurisdiction or any other person may assert under relevant antitrust or competition laws with respect to the transactions contemplated hereby and to ensure that it is a "poolable entity" eligible to participate in a transaction to be accounted for under the pooling of interests method of accounting.

                (b) MDC and Boeing shall take all such action as reasonably may be necessary to obtain the advance agreement of the U.S. Department of Defense ("DOD") to the effect that (i) the transactions contemplated by this Agreement will not trigger any liability to DOD with respect to any surplus assets in a pension plan, (ii) for cost accounting purposes, the pension plans of MDC, Boeing and Boeing North American, Inc. will be a single pension plan and (iii) any subsequent reorganization or restructuring of MDC, Boeing and Boeing North American, Inc. or mergers and other transactions conducted between MDC, Boeing and Boeing North American, Inc. or between any of their pension plans will not trigger a segment closing adjustment under Cost Accounting Standard 413 after the Effective Time unless MDC, Boeing and Boeing North American, Inc. discontinue doing business with the U.S. government or Boeing curtails the benefits of all the pension plans.

                Section 6.7. Further Assurances. In case at any time after the Effective Time any further action is necessary or desirable to carry out the purposes of this Agreement, the proper officers of MDC and Boeing shall take all such necessary action.

                Section 6.8. Takeover Statute. If any "fair price", "moratorium", "control share acquisition" or other form of antitakeover statute or regulation shall become applicable to the transactions contemplated hereby, each of MDC and Boeing and the members of their respective Boards of Directors shall grant such approvals and take such actions as are reasonably necessary so that the transactions contemplated hereby may be consummated as promptly as practicable on the terms contemplated hereby and otherwise act to eliminate or minimize the effects of such statute or regulation on the transactions contemplated hereby.





                                    103 of 156

                Section 6.9. No Solicitation. From and after the date hereof, MDC will not, and shall use its reasonable best efforts not to permit, any of its officers, directors, employees, attorneys, financial advisors, agents or other representatives or those of any of its Subsidiaries to, directly or indirectly, solicit, initiate or knowingly encourage (including by way of furnishing information) any Takeover Proposal from any person, or engage in or continue discussions or negotiations relating thereto; provided, however, that MDC may engage in discussions or negotiations with, and furnish information concerning MDC and its Subsidiaries, businesses, properties or assets to, any third party which makes a Takeover Proposal if the Board of Directors of MDC concludes in good faith after consultation with its outside counsel (who may be its regularly engaged outside counsel) that the failure to take such action would present a reasonable possibility of violating the obligations of such Board to MDC or to MDC's stockholders under applicable law. MDC will promptly (but in no case later than 24 hours) notify Boeing of the receipt of any Takeover Proposal, including the material terms and conditions thereof and the identity of the person or group making such Takeover Proposal, and will promptly (but in no case later than 24 hours) notify Boeing of any determination by MDC's Board of Directors that a Superior Proposal (as hereinafter defined) has been made. As used in this Agreement, (i) "Takeover Proposal" shall mean any proposal or offer, or any expression of interest by any third party relating to MDC's willingness or ability to receive or discuss a proposal or offer, in each case made prior to the stockholder vote at the MDC Meeting, other than a proposal or offer by Boeing or any of its Subsidiaries, for a merger, consolidation or other business combination involving, or any purchase of, all or substantially all of the assets or more than 50% of the voting securities of, MDC, and (ii) "Superior Proposal" shall mean a bona fide Takeover Proposal made by a third party on terms that a majority of the members of the Board of Directors of MDC determines in their good faith reasonable judgment (based on the advice of an independent financial advisor) may be more favorable to MDC and to its stockholders than the transactions contemplated hereby and for which any required financing is committed or which, in the good faith reasonable judgment of a majority of such members (after consultation with any independent financial advisor), is reasonably capable of being financed by such third party.

                Section 6.10. Public Announcements. MDC and Boeing will consult with each other before issuing any press release relating to this Agreement or the transactions contemplated herein and shall not issue any such press release prior to such consultation except as may be required by law or by obligations pursuant to any listing agreement with any national securities exchange.

                Section 6.11. Indemnification and Insurance. (a) Boeing and Sub agree that all rights to exculpation and indemnification for acts or omissions occurring prior to the Effective Time now existing in favor of the current or former directors or officers (the "Indemnified Parties") of MDC as provided in its charter or by-laws or in any agreement shall survive the Merger and shall continue in full force and effect in accordance with their terms.
For six years from the Effective Time, Boeing shall indemnify the Indemnified Parties to the same extent as such Indemnified Parties are entitled to indemnification pursuant to the preceding sentence.






                                    104 of 156

                (b) For six years from the Effective Time, Boeing shall, maintain in effect MDC's current directors' and officers' liability insurance covering those persons who are currently covered by MDC's directors' and officers' liability insurance policy (a copy of which has been heretofore delivered to Boeing); provided, however, that in no event shall Boeing be required to expend in any one year an amount in excess of 200% of the annual premiums currently paid by MDC for such insurance, and, provided, further, that if the annual premiums of such insurance coverage exceed such amount, Boeing shall be obligated to obtain a policy with the greatest coverage available for a cost not exceeding such amount.

                Section 6.12. Accountants' "Comfort" Letters. MDC and Boeing will each use reasonable best efforts to cause to be delivered to each other letters from their respective independent accountants, dated a date within two business days before the date of the Registration Statement, in form reasonably satisfactory to the recipient and customary in scope for comfort letters delivered by independent accountants in connection with registration statements on Form S-4 under the Securities Act.

		Section 6.13. Additional Reports. MDC and Boeing shall each furnish to the other copies of any reports of the type referred to in Sections
4.4 and 5.4 which it files with the SEC on or after the date hereof, and MDC and Boeing, as the case may be, represents and warrants that as of the respective dates thereof, such reports will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statement therein, in light of the circumstances under which they were made, not misleading. Any unaudited consolidated interim financial statements included in such reports (including any related notes and schedules) will fairly present the financial position of MDC and its consolidated Subsidiaries or Boeing and its consolidated Subsidiaries, as the case may be, as of the dates thereof and the results of operations and changes in financial position or other information included therein for the periods or as of the date then ended (subject, where appropriate, to normal year-end adjustments), in each case in accordance with past practice and GAAP consistently applied during the periods involved (except as otherwise disclosed in the notes thereto).

                Section 6.14. Co-ordination of Dividends. MDC and Boeing shall coordinate with the other the authorization or declaration of any dividends in respect of MDC Common Stock and Boeing Common Stock and the record dates and payment dates relating thereto, it being the intention of the parties that holders of MDC Common Stock or Boeing Common Stock shall not receive two dividends, or fail to receive one dividend, for any single calendar quarter with respect to their shares of MDC Common Stock and/or Boeing Common Stock and any shares of Boeing Common Stock any such holder receives in exchange for MDC Common Stock in the Merger.

                                 ARTICLE VII

                          Conditions to the Merger

                Section 7.1. Conditions to Each Party's Obligation to Effect the Merger. The respective obligations of each party to effect the Merger shall be subject to the fulfillment at or prior to the Effective Time of the following conditions:



                                    105 of 156

                (a) The holders of issued and outstanding shares of MDC Common Stock shall have duly approved the Merger, and the holders of issued and outstanding shares of Boeing Common Stock shall have approved the Share Issuance, all in accordance with applicable law and the rules of the NYSE.

                (b) No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or enforced by any court or other tribunal or governmental body or authority which prohibits the consummation of the Merger substantially on the terms contemplated hereby. In the event any order, decree or injunction shall have been issued, each party shall use its reasonable efforts to remove any such order, decree or injunction.

                (c) The Registration Statement shall have become effective in accordance with the provisions of the Securities Act and no stop order suspending such effectiveness shall have been issued and remain in effect.

                (d) The shares of Boeing Common Stock issuable in the Merger shall have been approved for listing on the NYSE, subject only to official notice of issuance.

                (e) Any applicable waiting period under the HSR Act shall have expired or been terminated and any other MDC Required Approvals and Boeing Required Approvals shall have been obtained, except where the failure to obtain such other MDC Required Approvals and Boeing Required Approvals would not have a Material Adverse Effect on MDC or Boeing, as the case may be.

		(f)	At the Effective Time each of MDC and Boeing shall have
received a letter of its independent public accountants, in form and substance reasonably satisfactory to it, stating that they concur with management's conclusion that the Merger will qualify as a transaction to be accounted for the parties hereto in accordance with the pooling of interests method of accounting under the requirements of APB No. 16.

                (g) Each of MDC and Boeing shall have received an opinion of its tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP and Cravath, Swaine & Moore, respectively, in form and substance reasonably satisfactory to it, and dated within five days of the date of the Joint Proxy Statement, to the effect that the Merger will qualify for federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code and that none of MDC, its stockholders, Boeing and Sub shall recognize gain or loss for federal income tax purposes as a result of the Merger (other than, with respect to any cash paid in lieu of fractional shares of Boeing Common Stock). In rendering such opinions, Skadden, Arps, Slate, Meagher & Flom LLP and
Cravath, Swaine & Moore may rely upon representations of officers of MDC and Boeing and stockholders of MDC substantially in the form of Exhibits
7.1(g)(1), 7.1(g)(2) and 7.1(g)(3).

                Section 7.2. Conditions to Obligations of MDC to Effect the Merger. The obligation of MDC to effect the Merger is further subject to the conditions that (a) the representations and warranties of Boeing contained herein shall be true and correct in all respects (but without regard to any materiality qualifications or references to Material Adverse Effect contained in any specific representation or warranty) as of the Effective Time with the same effect as though made as of the Effective Time except (i) for changes



                                    106 of 156
specifically permitted by the terms of this Agreement, (ii) that the accuracy of representations and warranties that by their terms speak as of the date of this Agreement or some other date will be determined as of such date and (iii) where any such failure of the representations and warranties in the aggregate to be true and correct in all respects would not have a Material Adverse Effect on Boeing, (b) Boeing shall have performed in all material respects all obligations and complied with all covenants required by this Agreement to be performed or complied with by it prior to the Effective Time and (c) Boeing shall have delivered to MDC a certificate, dated the Effective Time and signed by its Chairman of the Board and Chief Executive Officer or a Senior Vice President, certifying to both such effects.

		Section 7.3. Conditions to Obligations of Boeing to Effect the Merger. The obligation of Boeing to effect the Merger is further subject to the conditions that (a) the representations and warranties of MDC contained herein shall be true and correct in all respects (but without regard to any materiality qualifications or references to Material Adverse Effect contained in any specific representation or warranty) as of the Effective Time with the same effect as though made as of the Effective Time except (i) for changes specifically permitted by the terms of this Agreement, (ii) that the accuracy of representations and warranties that by their terms speak as of the date of this Agreement or some other date will be determined as of such date and (iii) where any such failure of the representations and warranties in the aggregate to be true and correct in all respects would not have a Material Adverse Effect on MDC, (b) MDC shall have performed in all material respects all obligations and complied with all covenants required by this Agreement to be performed or complied with by it prior to the Effective Time and (c) MDC shall have delivered to Boeing a certificate, dated the Effective Time and signed by its Chairman of the Board, Chief Executive Officer and President or a Senior Vice President, certifying to both such effects.


                                ARTICLE VIII

                 Termination, Waiver, Amendment and Closing

                Section 8.1. Termination or Abandonment. Notwithstanding anything contained in this Agreement to the contrary, this Agreement may be terminated and abandoned at any time prior to the Effective Time, whether before or after any approval of the matters presented in connection with the Merger by the respective stockholders of MDC and Boeing:

		(a)	by the mutual written consent of MDC and Boeing;

                (b) by either MDC or Boeing if the Effective Time shall not have occurred on or before December 31, 1997; provided, that the party seeking to terminate this Agreement pursuant to this clause 8.1(b) shall not have breached in any material respect its obligations under this Agreement in any manner that shall have proximately contributed to the failure to consummate the Merger on or before such date;

                 (c) by either MDC or Boeing if (i) a statute, rule, regulation or executive order shall have been enacted, entered or promulgated prohibiting the consummation of the Merger substantially on the terms contemplated hereby or (ii) an order, decree, ruling or injunction shall have been entered permanently restraining, enjoining or otherwise prohibiting the


                                    107 of 156
consummation of the Merger substantially on the terms contemplated hereby and such order, decree, ruling or injunction shall have become final and non-appealable; provided, that the party seeking to terminate this Agreement pursuant to this clause 8.1(c)(ii) shall have used its reasonable best efforts to remove such injunction, order or decree;

                (d) by either MDC or Boeing if the approvals of the stockholders of either MDC or Boeing contemplated by this Agreement shall not have been obtained by reason of the failure to obtain the required vote at a duly held meeting of stockholders or of any adjournment thereof;

                (e) by either Boeing or MDC if the Board of Directors of MDC reasonably determines that a Takeover Proposal constitutes a Superior Proposal; provided, however, that MDC may not terminate this Agreement pursuant to this clause 8.1(e) unless and until five business days have elapsed following delivery to Boeing of a written notice of such determination by the Board of Directors of MDC and during such five business day period MDC (i) informs Boeing of the terms and conditions of the Takeover Proposal and the identity of the Person making the Takeover Proposal and (ii) otherwise fully cooperates with Boeing with respect thereto (subject, in the case of this clause (ii), to the condition that the MDC Board of Directors shall not be required to take any action that it believes, after consultation with outside legal counsel, would present a reasonable possibility of violating its obligations to MDC or MDC's stockholders under applicable law) with the intent of enabling Boeing to agree to a modification of the terms and conditions of this Agreement so that the transactions contemplated hereby may be effected; provided, further, that MDC may not terminate this Agreement pursuant to this clause 8.1(e) unless at the end of such five business day period the Board of Directors of MDC continues reasonably to believe that the Takeover Proposal constitutes a Superior Proposal and simultaneously with such termination MDC pays to Boeing the amount specified under Section 8.2; and provided, further, that this Agreement shall not terminate pursuant to this clause 8.1(e) unless simultaneously with such termination MDC enters into a definitive acquisition, merger or similar agreement to effect the Superior Proposal;

                (f) by Boeing if a tender offer or exchange offer for 50% or more of the outstanding shares of capital stock of MDC is commenced prior to the MDC Meeting, and the Board of Directors of MDC fails to recommend against acceptance of such tender offer or exchange offer within the time period presented by Rule 14e-2 by its stockholders (including by taking no position with respect to the acceptance of such tender offer or exchange offer by its stockholders); or

                (g) by MDC or Boeing if there shall have been a material breach by the other of any of its representations, warranties, covenants or agreements contained in this Agreement and such breach shall not have been cured within 30 days after notice thereof shall have been received by the party alleged to be in breach.

		In the event of termination of this Agreement pursuant to this
Section 8.1, this Agreement shall terminate (except for the confidentiality agreement referred to in Section 6.2 and Sections 8.2 and 9.2), and there shall be no other liability on the part of MDC or Boeing to the other except liability arising out of a wilful breach of this Agreement or as provided for in the Confidentiality Agreement.



                                    108 of 156

                Section 8.2. Termination Fee. (a) Notwith-standing any provision in this Agreement to the contrary (but subject to subsection (b) below), if (i) this Agreement is terminated by MDC or Boeing pursuant to
Section 8.1(e) or (ii) (x) prior to the termination of this Agreement, a bona fide Takeover Proposal is commenced, publicly proposed or publicly disclosed and not withdrawn, (y) this Agreement is terminated by MDC pursuant to Section 8.1(b) or by Boeing or MDC pursuant to Section 8.1(d) (but only due to the failure of the MDC stockholders to approve the Merger) and (z) concurrently with or within twelve months after such termination a Takeover Proposal shall have been consummated, then, in each case, MDC shall (without prejudice to any other rights of Boeing against MDC) pay to Boeing a fee (the "Termination Fee") of $200 million in cash, such payment to be made simultaneously with such termination in the case of a termination by MDC pursuant to Section 8.1(e) and promptly, but in no event later than the second business day following a termination by Boeing pursuant to Section 8.1(e) and, in the case of clause
(ii), upon the consummation of such Takeover Proposal.

                (b) Notwithstanding anything to the contrary in this Agreement, if this Agreement is terminated by either party hereto for any reason, and if prior to such termination, the Board of Directors of Boeing shall have breached its covenants hereunder by (i) failing to recommend to the Boeing stockholders in the Joint Proxy Statement that they vote in favor of the Share Issuance, (ii) having withdrawn a recommendation to the Boeing stockholders that they vote in favor of the Share Issuance or (iii) having modified any such recommendation that they vote in favor of the Share Issuance, then Boeing shall (without prejudice to any other rights of MDC against Boeing) pay to MDC a fee in cash equal to $200 million, such fee to be paid simultaneously with any termination of this Agreement by Boeing and promptly after any termination of this Agreement by MDC.

                Section 8.3. Amendment or Supplement. At any time before or after approval of the matters presented in connection with the Merger by the respective stockholders of MDC and Boeing and prior to the Effective Time, this Agreement may be amended or supplemented in writing by MDC and Boeing with respect to any of the terms contained in this Agreement, except that following approval by the stockholders of MDC and Boeing there shall be no amendment or change to the provisions hereof with respect to the conversion ratio of shares of MDC Common Stock into shares of Boeing Common Stock as provided herein nor any amendment or change not permitted under applicable law, without further approval by the stockholders of MDC and Boeing.

                Section 8.4. Extension of Time, Waiver, Etc. At any time prior to the Effective Time, MDC and Boeing may:

                (a) extend the time for the performance of any of the obligations or acts of the other party;

                (b) waive any inaccuracies in the representations and warranties of the other party contained herein or in any document delivered pursuant hereto; or

                (c) waive compliance with any of the agreements or conditions of the other party contained herein.





                                    109 of 156

                Notwithstanding the foregoing no failure or delay by MDC or Boeing in exercising any right hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right hereunder. Any agreement on the part of a party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party.


                                 ARTICLE IX

                                Miscellaneous

                Section 9.1. No Survival of Representations and Warranties. None of the representations, warranties and agreements in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Merger, except for the agreements set forth in Article II and Article III, the agreements of "affiliates" of MDC and Boeing to be delivered pursuant to
Section 6.4, the provisions of Sections 6.5, 6.7 and 6.11 and this Article IX.

                Section 9.2. Expenses. Whether or not the Merger is consummated, all costs and expenses incurred in connection with this Agreement and the transactions contemplated hereby and thereby shall be paid by the party incurring such expenses, except that (a)(i) the filing fee in connection with any HSR Act filing, (ii) the commissions and other out-of-pocket transaction costs, including the expenses and compensation of the Exchange Agent, incurred in connection with the sale of Excess Shares and (iii) the expenses incurred in connection with the printing and mailing of the Joint Proxy Statement, shall be shared equally by MDC and Boeing and (b) all transfer taxes shall be paid by MDC.

                Section 9.3. Counterparts; Effectiveness. This Agreement may be executed in two or more consecutive counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument, and shall become effective when one or more counterparts have been signed by each of the parties and delivered (by telecopy or otherwise) to the other parties.

                Section 9.4. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York, except that Maryland law shall apply to the Merger, without regard to the principles of conflicts of laws thereof.

		Section 9.5. Notices. All notices and other communications hereunder shall be in writing (including telecopy or similar writing) and shall be effective (a) if given by telecopy, when such telecopy is transmitted to the telecopy number specified in this Section 9.5 and the appropriate telecopy confirmation is received or (b) if given by any other means, when delivered at the address specified in this Section 9.5:

		To MDC:

			McDonnell Douglas Corporation
   P.O. Box 516
			St. Louis, Missouri 63166
			Attention:  F. Mark Kuhlmann, Esq.
                        Telecopy:   (314) 234-3226


                                  110 of 156
		copy to:

			Skadden, Arps, Slate, Meagher & Flom LLP
			919 Third Avenue
			New York, NY 10022
			Attention:  Franklin M. Gittes, Esq.
               Lou R. Kling, Esq.
               Telecopy:   (212) 735-2000

		To Boeing:

			The Boeing Company
			7755 East Marginal Way South
			Seattle, WA 98108
			Attention:  Theodore J. Collins, Esq.
               Telecopy:   (206) 544-4900

		copy to:

			Cravath, Swaine & Moore
			825 Eighth Avenue
			New York, New York 10019
			Attention:  Allen Finkelson, Esq.
               Telecopy:   (212) 474-3700

                Section 9.6. Assignment; Binding Effect. Neither this Agreement nor any of the rights, interests or obligations hereunder shall be assigned by any of the parties hereto (whether by operation of law or otherwise) without the prior written consent of the other parties. Subject to the preceding sentence, this Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns.

                Section 9.7. Severability. Any term or provision of this Agreement which is invalid or unenforceable in any jurisdiction shall, as to that jurisdiction, be ineffective to the extent of such invalidity or unenforceability without rendering invalid or unenforceable the remaining terms and provisions of this Agreement in any other jurisdiction. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only so broad as is enforceable.

                Section 9.8. Enforcement of Agreement. The parties hereto agree that money damages or other remedy at law would not be sufficient or adequate remedy for any breach or violation of, or a default under, this Agreement by them and that in addition to all other remedies available to them, each of them shall be entitled to the fullest extent permitted by law to an injunction restraining such breach, violation or default or threatened breach, violation or default and to any other equitable relief, including, without limitation, specific performance, without bond or other security being required.

		Section 9.9.  Miscellaneous.  This Agreement:







                                    111 of 156

                (a) along with the Confidentiality Agreement and the agreements referred to in Section 6.1(a)(ix) and contained in the disclosure referred to in Section 6.1(b)(viii) constitutes the entire agreement, and supersedes all other prior agreements and understandings, both written and oral, between the parties, or any of them, with respect to the subject matter hereof and thereof; and

		(b)	except for the provision of Section 6.11 hereof, is not
intended to and shall not confer upon any Person other than the parties hereto any rights or remedies hereunder.

                Section 9.10. Headings. Headings of the Articles and Sections of this Agreement are for convenience of the parties only, and shall be given no substantive or interpretive effect whatsoever.

                Section 9.11. Subsidiaries; Significant Subsidiaries; Affiliates. References in this Agreement to "Subsidiaries" of MDC or Boeing shall mean any corporation or other form of legal entity of which more than 50% of the outstanding voting securities are on the date hereof directly or indirectly owned by MDC or Boeing, as the case may be. References in this Agreement to "Significant Subsidiaries" shall mean Subsidiaries (as defined above) which constitute "significant subsidiaries" under Rule 405 promulgated by the SEC under the Securities Act. References in this Agreement (except as specifically otherwise defined) to "affiliates" shall mean, as to any person, any other person which, directly or indirectly, controls, or is controlled by, or is under common control with, such person. As used in this definition, "control" (including, with its correlative meanings, "controlled by" and "under common control with") shall mean the possession, directly or indirectly, of the power to direct or cause the direction of management or policies of a Person, whether through the ownership of securities or partnership of other ownership interests, by contract or otherwise. References in the Agreement to "person" shall mean an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including, without limitation, a governmental body or authority.

		Section 9.12. Finders or Brokers. Except for J.P. Morgan Securities Inc. with respect to MDC, a copy of whose engagement agreement has been or will be provided to Boeing, and CS First Boston Corporation with respect to Boeing, a copy of whose engagement agreement has been or will be provided to MDC, neither MDC nor Boeing nor any of their respective Subsidiaries has employed any investment banker, broker, finder or intermediary in connection with the transactions contemplated hereby who might be entitled to any fee or any commission in connection with or upon consummation of the Merger.














                                    112 of 156

                IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.


					MCDONNELL DOUGLAS CORPORATION


                                        By:       /s/ Harry C. Stonecipher
                                                ---------------------------
						Name:  Harry C. Stonecipher
                                                Title:  President and Chief
                                                        Executive Officer


					THE BOEING COMPANY


                                        By:       /s/ Philip M. Condit
                                                ---------------------------
                                                Name:  Philip M. Condit
                                                Title:  President and Chief
                                                        Executive Officer


					WEST ACQUISITION CORP.


                                        By:     /s/ Philip M. Condit
                                               ----------------------------
                                               Name:    Philip M. Condit
                                               Title:    President



























                                    113 of 156

               FORM OF AFFILIATE LETTER FOR AFFILIATES OF MDC



The Boeing Company
7755 East Marginal Way South
Seattle, WA 98108

Attention of  [            ]

Gentlemen:

		I have been advised that as of the date of this letter I may be deemed to be an "affiliate" of McDonnell Douglas Corporation, a Maryland corporation ("MDC"), as the term "affiliate" is (i) defined for purposes of paragraphs (c) and (d) of Rule 145 of the rules and regulations (the "Rules and Regulations") of the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Act"), and/or (ii) used in and for purposes of Accounting Series Releases 130 and 135, as amended, of the Commission. Pursuant to the terms of the Agreement and Plan of Merger dated as of December 14, 1996 (the "Merger Agreement") among The Boeing Company, a Delaware corporation ("Boeing"), West Acquisition Corp, a Maryland corporation ("Sub"), and MDC, Sub will be merged with and into MDC, with MDC continuing as the Surviving Corporation (the "Merger"). Capitalized terms used in this letter without definition shall have the meanings assigned to them in the Merger Agreement.

                As a result of the Merger, I may receive shares of common stock, par value $5.00 per share, of Boeing (the "Boeing Shares"). I would receive such Boeing Shares in exchange for shares (or upon exercise of options for shares) owned by me of common stock, par value $1.00 per share of MDC (the "MDC Shares").

                1. I hereby represent, warrant and covenant to Boeing that in the event I receive any Boeing Shares as a result of the Merger:

                        A. I shall not make any sale, transfer or other disposition of the Boeing Shares in violation of the Act or the Rules and Regulations.

                        B. I have carefully read this letter and the Merger Agreement and discussed the requirements of such documents and other applicable limitations upon my ability to sell, transfer or otherwise dispose of the Boeing Shares, to the extent I felt necessary, with my counsel or counsel for MDC.

                        C. I have been advised that the issuance of the Boeing Shares to me pursuant to the Merger has been registered with the Commission under the Act on a Registration Statement on Form S-4. However, I have also been advised that, because at the time the Merger is submitted for a vote of the stockholders of MDC, (a) I may be deemed to be an affiliate of MDC and (b) the distribution by me of the Boeing Shares has not been registered under the Act, I may not sell, transfer or otherwise dispose of the Boeing Shares issued to me in the Merger unless (i) such sale, transfer or other disposition is made

                                    114 of 156
in conformity with the volume and other limitations of Rule 145 promulgated by the Commission under the Act, (ii) such sale, transfer or other disposition has been registered under the Act or (iii) in the opinion of counsel reasonably acceptable to Boeing, such sale, transfer or other disposition is otherwise exempt from registration under the Act.

                        D. I understand that except as provided for in the Merger Agreement, Boeing is under no obligation to register the sale, transfer or other disposition of the Boeing Shares by me or on my behalf under the Act or, except as provided in paragraph 2(A) below, to take any other action necessary in order to make compliance with an exemption from such registration available.

                        E. I also understand that there will be placed on the certificates for the Boeing Shares issued to me, or any substitutions therefor, a legend stating in substance:

                        "THE SHARES REPRESENTED BY THIS CERTIFICATE WERE ISSUED
                IN A TRANSACTION TO WHICH RULE 145 PROMULGATED UNDER THE SECURITIES ACT OF 1933 APPLIES. THE SHARES REPRESENTED BY
                THIS CERTIFICATE MAY ONLY BE TRANSFERRED IN ACCORDANCE WITH
                THE TERMS OF AN AGREEMENT DATED [              ], 1997 BETWEEN
                THE REGISTERED HOLDER HEREOF AND BOEING, A COPY OF WHICH AGREEMENT IS ON FILE AT THE PRINCIPAL OFFICES OF BOEING."

                        F. I also understand that unless a sale or transfer is made in conformity with the provisions of Rule 145, or pursuant to a registration statement, Boeing reserves the right to put the following legend on the certificates issued to my transferee:

                        "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT
                BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND WERE ACQUIRED FROM A PERSON WHO RECEIVED SUCH SHARES IN A TRANSACTION TO WHICH RULE 145 PROMULGATED UNDER THE SECURITIES ACT OF 1933 APPLIES. THE SHARES HAVE BEEN ACQUIRED BY THE HOLDER NOT WITH A VIEW TO, OR FOR RESALE IN CONNECTION WITH, ANY DISTRIBUTION THEREOF WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, PLEDGED OR OTHERWISE TRANSFERRED EXCEPT IN ACCORDANCE WITH AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT OF 1933."

                        G. I further represent to, and covenant with, Boeing that I will not, during the 30 days prior to the Effective Time (as defined in the Merger Agreement), sell, transfer or otherwise dispose of or reduce my risk (as contemplated by the SEC Accounting Series Release No. 135) with respect to MDC Shares or shares of the capital stock of Boeing that I may hold and, furthermore, that I will not sell, transfer or otherwise dispose of or reduce my risk (as contemplated by SEC Accounting Series Release No. 135) with respect to the Boeing Shares received by me in the Merger or any other shares of the capital stock of Boeing until after such time as results covering at least 30 days of combined operations of MDC and Boeing have been published by Boeing, in the form of a quarterly earnings report, an effective registration statement filed with the Commission, a report to the Commission on Form 10-K 10-Q or 8-K, or any other public filing or announcement which includes the combined results of operations (the period commencing 30 days prior to the Effective Time and


                                 115 of 156
ending on the date of the publication of the post-Merger financial results is referred to herein as the "Pooling Period"). Boeing shall notify the "affiliates" of the publications of such results. Notwithstanding the foregoing, I understand that during the aforementioned period, subject to providing written notice to Boeing, I will not be prohibited from selling up to 10% of the Boeing Shares (the "10% Shares") received by me or MDC Shares owned by me or making charitable contributions or bona fide gifts of the Boeing Shares received by me or MDC Shares owned by me, subject to the same restrictions. The 10% Shares shall be calculated in accordance with SEC Accounting Series Release 135 as amended by Staff Accounting Bulletin No. 76.
I covenant with Boeing that I will not sell, transfer or otherwise dispose of any 10% Shares during the period commencing from the Effective Time and ending on the last day of the Pooling Period except in compliance with Rule 145(d)(i) under the Securities Act or pursuant to charitable contributions or bona fide gifts.
                        H. Execution of this letter should not be considered an admission on my part that I am an "affiliate" of MDC as described in the first paragraph of this letter, nor as a waiver of any rights I may have to object to any claim that I am such an affiliate on or after the date of this letter.
                        2. By Boeing's acceptance of this letter, Boeing hereby agrees with me as follows:

                        A. For so long as and to the extent necessary to permit me to sell the Boeing Shares pursuant to Rule 145 and, to the extent applicable, Rule 144 under the Act, Boeing shall (a) use its reasonable best efforts to (i) file, on a timely basis, all reports and data required to be filed with the Commission by it pursuant to Section 13 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and (ii) furnish to me upon request a written statement as to whether Boeing has complied with such reporting requirements during the 12 months preceding any proposed sale of the Boeing Shares by me under Rule 145, and (b) otherwise use its reasonable efforts to permit such sales pursuant to Rule 145 and Rule 144. Boeing has filed all reports required to be filed with the Commission under Section 13 of the 1934 Act during the preceding 12 months.

                        B. It is understood and agreed that certificates with the legends set forth in paragraphs E and F above will be substituted by delivery of certificates without such legend if (i) two years shall have elapsed from the date the undersigned acquired the Boeing Shares received in the Merger and the provisions of Rule 145(d)(2) are then available to the undersigned, (ii) three years shall have elapsed from the date the undersigned acquired the Boeing Shares received in the Merger and the provisions of Rule 145(d)(3) are then applicable to the undersigned, or (iii) Boeing has received either an opinion of counsel, which opinion and counsel shall be reasonably satisfactory to Boeing, or a "no-action" letter obtained by the undersigned from the staff of the Commission, to the effect that the restrictions imposed by Rule 144 and Rule 145 under the Act no longer apply to the undersigned.


						Very truly yours,

                                                               _________________
                                                         						Name:




                                 116 of 156

        Agreed and accepted this day
        of [       ], 1997, by
        THE BOEING COMPANY,
        By:_________________________
           Name:
           Title:
















































                                 117 of 156

                 FORM OF AFFILIATE LETTER FOR AFFILIATES OF BOEING



McDonnell Douglas Corporation
P.O. Box 516
St. Louis, MO 63166

Attention of [         ]

Gentlemen:

		I have been advised that as of the date of this letter I may be deemed to be an "affiliate" of The Boeing Company, a Delaware corporation ("Boeing"), as the term "affiliate" is defined for purposes of Accounting Series Releases 130 and 135, as amended, of the Securities and Exchange Commission (the "Commission"). Pursuant to the terms of the Agreement and Plan of Merger dated as of December 14, 1996 (the "Merger Agreement") among Boeing, West Acquisition Corp., a Maryland corporation ("Sub"), and McDonnell Douglas Corporation, a Maryland corporation ("MDC"), Sub will be merged with and into MDC, with MDC continuing as the Surviving Corporation (the "Merger").

                I represent to, and covenant with, MDC that I will not, during the 30 days prior to the Effective Time (as defined in the Merger Agreement) until after such time as results covering at least 30 days of combined operations of MDC and Boeing have been published by Boeing, in the form of a quarterly earnings report, an effective registration statement filed with the Commission, a report to the Commission on Form 10-K, 10-Q or 8-K, or any other public filing or announcement which includes the combined results of operations, sell, transfer or otherwise dispose of or reduce my risk (as contemplated by the SEC Accounting Series Release No. 135) with respect to any shares of the capital stock of Boeing ("Boeing Stock") or MDC that I may hold. I understand that Boeing shall notify the "affiliates" of the publication of such results. Notwithstanding the foregoing, I understand that subject to providing written notice to Boeing and subject to SEC Accounting Series Release No. 135 as amended by Staff Accounting Bulletin No. 76, during the aforementioned period I will not be prohibited from selling up to 10% of the Boeing Stock that I hold or from making charitable contributions or bona fide gifts of the Boeing Stock that I hold, subject to the same restrictions.

                Execution of this letter should not be considered an admission on my part that I am an "affiliate" of Boeing as described in the first paragraph of this letter, nor as a waiver of any rights I may have to object to any claim that I am such an affiliate on or after the date of this letter.


						Very truly yours,

                                                 _________________________
                                                 Name:







                                 118 of 156

        Accepted this    day of
        [      ], 1997 by

        MCDONNELL DOUGLAS CORPORATION,


        By:  _________________________
             Name:
             Title:

















































                                    119 of 156

                               [Letterhead of]

                             THE BOEING COMPANY






                                                                 ___, 1997


Cravath, Swaine & Moore
Worldwide Plaza
825 Eighth Avenue
New York, New York 10019

Skadden, Arps, Slate, Meagher & Flom LLP
919 Third Avenue
New York, New York 10022


Dear Sirs:

                In connection with the opinion to be delivered by you pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of December 14, 1996, by and among The Boeing Company, a Delaware corporation ("Parent"), McDonnell Douglas Corporation, a Maryland corporation (the "Company"), and West Acquisition Corp., a Maryland corporation and a wholly owned subsidiary of Parent ("Sub"), I certify that to the best of my knowledge and belief, after due inquiry and investigation, as follows (any capitalized term used but not defined herein shall have the meaning given to such term in the Merger Agreement):

                1. The facts relating to the contemplated merger (the "Merger") of Sub with and into the Company pursuant to the Merger Agreement, as described in the Merger Agreement, the documents described in Section 9.9(a) of the Merger Agreement and the joint proxy statement/prospectus prepared by Parent and the Company, are, insofar as such facts pertain to Parent and Sub, true, correct and complete in all material respects.

                2. Except in the Merger, neither Parent nor Sub (nor any other subsidiary of Parent) has acquired or prior to the Merger will acquire, or has owned in the past five years, [any] shares of common stock of the Company ("Company Common Stock").

                3. Cash payments to be made to stockholders of the Company in lieu of fractional shares of common stock of Parent ("Parent Common Stock") that would otherwise be issued to such stockholders in the Merger will be made for the purpose of saving Parent the expense and inconvenience of issuing and transferring fractional shares of Parent Common Stock, and do not represent separately bargained for consideration.


                                    120 of 156

                4. Prior to the Merger, Parent will own all the capital stock of Sub. Parent has no plan or intention to cause the Company to issue additional shares of its stock that would result in Parent owning less than all the capital stock of the Company after the Merger.

		5. Parent has no plan or intention, following the Merger, to reacquire any of the Parent Common Stock issued in the Merger, other than through a stock purchase program meeting the requirements of Section 4.05(1)(b) of Revenue Procedure 96-30.

		6. Parent has no plan or intention, following the Merger, to liquidate the Company, to merge the Company with and into another corporation, to sell or otherwise dispose of any of the stock of the Company, or to cause the Company to sell or otherwise dispose of any of the assets held by the Company at the time of the Merger, except for dispositions of such assets in the ordinary course of business; provided, however, that Parent may transfer assets or stock of the Company in a manner that is consistent with Section 368(a)(2)(C) of the Internal Revenue Code of 1986, as amended (the "Code").

                7. Parent and Sub will each pay their respective expenses, if any, incurred in connection with the Merger.

                8. Following the Merger, Parent intends to cause the Company to continue its historic business or use a significant portion of its historic business assets in a business.

                9. Neither Parent nor Sub is an investment company as defined in Section 368(a)(2)(F)(iii) and (iv) of the Code.

                10. Neither Parent nor Sub will take any position on any Federal, state or local income or franchise tax return, or take any other tax reporting position, that is inconsistent with the treatment of the Merger as a reorganization within the meaning of Section 368(a) of the Code, unless otherwise required by a "determination" (as defined in Section 1313(a)(1) of the Code) or by applicable state or local income or franchise tax law.

                11. None of the compensation received by any stockholder-employee of the Company in respect of periods after the Effective Time represents separate consideration for, or is allocable to, any of their Company Common Stock. None of the Parent Common Stock that will be received by Company stockholder-employees in the Merger represents separately bargained for consideration which is allocable to any employment agreement or arrangement. The compensation paid to any shareholder-employees will be for services actually rendered and will be determined by bargaining at arm's-length.

		12.  No stock of Sub will be issued in the Merger.

                13. There is no intercorporate indebtedness existing between Parent and the Company or between Sub and the Company that was issued or acquired, or will be settled, at a discount.

                14.  The Merger Agreement and the documents described in
Section 9.9(a) of the Merger Agreement represent the entire understanding of the Company, Parent and Sub with respect to the Merger.



                                    121 of 156

		15. Sub is a corporation newly formed for the purpose of participating in the Merger and at no time prior to the Merger has had assets (other than nominal assets contributed upon the formation of Sub, which assets will be held by the Company following the Merger) or business operations. Sub will have no liabilities assumed by the Company, and will not transfer to the Company any assets subject to liabilities in the Merger.

                16. The Company Common Stock will be surrendered pursuant to the Merger in an arms-length exchange, and the Parent Common Stock received in exchange therefor represents the sole bargained-for consideration therefor.



						The Boeing Company,


						By:  ____________________________









































                                    122 of 156

                               [Letterhead of]

                 [McDONNELL DOUGLAS CORPORATION STOCKHOLDER]


                                                                   ___, 1997



Skadden, Arps, Slate, Meagher & Flom LLP
919 Third Avenue
New York, New York 10022

Cravath, Swaine & Moore
Worldwide Plaza
825 Eighth Avenue
New York, New York 10019


Dear Sirs:

                In connection with the opinion to be delivered by you pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of December 14, 1996, by and among The Boeing Company, a Delaware corporation ("Parent"), McDonnell Douglas Corporation, a Maryland corporation (the "Company"), and West Acquisition Corp., a Maryland corporation and a wholly owned subsidiary of Parent ("Sub"), the undersigned certifies (to the best of its knowledge and belief, where indicated), after due inquiry and investigation, as follows (any capitalized term used but not defined herein shall have the meaning given to such term in the Merger Agreement):

                1. The undersigned has no present plan or intention to sell, exchange or otherwise dispose of, reduce the risk of loss (by short sale or otherwise) of the holding of, enter into any contract or other arrangement with respect to, the sale, exchange or other disposition of (each of the foregoing, a "disposition"), any interest in the shares of Parent common stock received in the merger contemplated by the Merger Agreement (the "Merger"). For purposes of this representation, shares of Company common stock and shares of Parent common stock received in the Merger and sold, redeemed or disposed of prior to or subsequent to the Merger, in contemplation thereof or as part of a plan therewith, will be considered in making this representation.

                2. The undersigned will not take any position on any Federal, state or local income or franchise tax return, or take any other tax reporting position, that is inconsistent with the treatment of the Merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), unless otherwise required by a "determination" (as defined in Section 1313(a)(1) of the Code) or by applicable state or local income or franchise tax law.


                                                [McDONNELL DOUGLAS CORPORATION
                                                 STOCKHOLDER]

                                                 ______________________________


                                    123 of 156

                               [Letterhead of]

                        McDONNELL DOUGLAS CORPORATION






                                                                  ___, 1997




Skadden, Arps, Slate, Meagher & Flom LLP
919 Third Avenue
New York, New York 10022

Cravath, Swaine & Moore
Worldwide Plaza
825 Eighth Avenue
New York, New York 10019


Dear Sirs:

                In connection with the opinion to be delivered by you pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of December 14, 1996, by and among The Boeing Company, a Delaware corporation ("Parent"), McDonnell Douglas Corporation, a Maryland corporation (the "Company"), and West Acquisition Corp., a Maryland corporation and a wholly owned subsidiary of Parent ("Sub"), the undersigned certifies to the best of its knowledge and belief, after due inquiry and investigation, as follows (any capitalized term used but not defined herein shall have the meaning given to such term in the Merger Agreement):

                1. The facts relating to the contemplated merger (the "Merger") of Sub with and into the Company pursuant to the Merger Agreement, as described in the Merger Agreement, the documents described in Section 9.9(a) of the Merger Agreement and the joint proxy statement/prospectus prepared by Parent and the Company, are, insofar as such facts pertain to the Company, true, correct and complete in all material respects.









                                  124 of 156

                2. Neither the Company nor any of its subsidiaries has acquired any shares of Company Common Stock in contemplation of the Merger, or otherwise as part of a plan of which the Merger is a part. For purposes of this representation, Company Common Stock acquired in the ordinary course of business in connection with employee incentive and benefit plans, programs or arrangements in existence on the date hereof shall not be treated as an acquisition in contemplation of the Merger or otherwise as part of a plan of which the Merger is a part.

		3. There is no present plan or intention on the part of the stockholders of the Company that own 5% or more of the common stock of the Company ("Company Common Stock") (including [ ]), and the Company knows of no present plan or intention on the part of the remaining holders of Company Common Stock, to sell, exchange or otherwise dispose of, reduce the risk of loss (by short sale or otherwise) of the holding of, enter into any contract or other arrangement with respect to, the sale, exchange or other disposition of (each of the foregoing, a "disposition"), any interest in the shares of Parent Common Stock received in the Merger in exchange for such Company Common Stock that would reduce the ownership of Parent Common Stock by former holders of Company Common Stock to a number of shares having a value, as of immediately prior to the Merger, of less than 50% of the value of all of the outstanding shares of Company Common Stock as of such date. For purposes of this representation, any "disposition" (as defined above) of Parent Common Stock will be treated as a reduction in ownership thereof. In addition, for purposes of this representation, shares of Company Common Stock exchanged by holders of Company Common Stock for cash in lieu of fractional shares of Parent Common Stock will be treated as outstanding Company Common Stock immediately prior to the Merger. Moreover, for purposes of this representation, shares of Company Common Stock and shares of Parent Common Stock received in the Merger and sold, redeemed or disposed of prior to or subsequent to the Merger, in contemplation thereof or as part of a plan therewith, will be considered in making this representation.

                4. The Company and the stockholders of the Company will each pay their respective expenses, if any, incurred in connection with the Merger, except in the case of transfer taxes for which such stockholders are liable, which shall be paid by the Company.

                5. Following the Merger, the Company will hold at least 90 percent of the fair market value of the net assets and at least 70 percent of the fair market value of the gross assets the Company held immediately prior to the Merger. For purposes of this representation, Company assets used to pay its reorganization expenses and all redemptions and distributions (except for regular, normal dividends) made by the Company immediately preceding, or in contemplation of, the Merger will be included as assets of the Company prior to the Merger.

                6. Except as provided in [list plans], immediately prior to the time of the Merger, the Company will not have outstanding any warrants, options, convertible securities or any other type of right pursuant to which any person could acquire stock of the Company ("Company Stock").







                                 125 of 156

                7. In the Merger, shares of Company Stock representing at least 80% of the total combined voting power of all classes of Company Stock outstanding on the date of the Merger, and at least 80% of the total number of each other class of Company Stock outstanding on the date of the Merger will be exchanged solely for Parent Common Stock. For purposes of this representation, shares of Company Stock exchanged for cash or other property originating with Parent will be treated as outstanding stock of the Company on the date of the Merger.

                 8.  The Company is not an investment company as defined in
Section 368(a)(2)(F)(iii) and (iv) of the Internal Revenue Code of 1986, as amended (the "Code").

                9. The Company will not take, and the Company is not aware of any plan or intention of Company stockholders to take, any position on any Federal, state or local income or franchise tax return, or take any other tax reporting position, that is inconsistent with the treatment of the Merger as a reorganization within the meaning of Section 368(a) of the Code, unless otherwise required by a "determination" (as defined in Section 1313(a)(1) of the Code) or by applicable state or local income or franchise tax law.

                10. None of the compensation received by any stockholder-employee of the Company in respect of periods at or prior to the Effective Time represents separate consideration for, or is allocable to, any of their Company Common Stock. None of the Parent Common Stock that will be received by Company stockholder-employees in the Merger represents separately bargained for consideration which is allocable to any employment agreement or arrangement. The compensation paid to any shareholder-employees will be for services actually rendered and will be determined by bargaining at arm's-length.

                11. There is no intercorporate indebtedness existing between Parent and the Company or between Sub and the Company that was issued or acquired, or will be settled, at a discount.

                12. The Company is not under the jurisdiction of a court in a Title 11 or similar case within the meaning of Section 368(a)(3)(A) of the Code.

                13.  The Merger Agreement and the documents described in
Section 9.9(a) of the Merger Agreement represent the entire understanding of the Company, Parent and Sub with respect to the Merger.

                14. The Company Common Stock will be surrendered pursuant to the Merger in an arms-length exchange, and the Parent Common Stock received in exchange therefor represents the sole bargained-for consideration therefor.


						MCDONNELL DOUGLAS CORPORATION



                                                By: __________________________






                                 126 of 156

                            Exhibit  (10)  (xiii)
                   The Boeing Comnpany Sharevalve Program,
                       as amended on December 20, 1996

















































                                   127 of 156

                             THE BOEING COMPANY
                             SHAREVALUE PROGRAM

                           Effective July 1, 1996





            ARTICLE I.      THE BOEING COMPANY SHAREVALUE PROGRAM
1.	Purpose
1.1	The purpose of this Program is to provide an opportunity for
Employees of the Company and of Participating Subsidiaries to share in the profits of the Company by benefiting from increases in shareholder value over a multiple-year period, to reinforce the focus of Employees on shareholder value, and to encourage Employees to view their actions and responsibilities as those of "owners" of the
Company.
2.	Definitions
As used in the Program, the following words and phrases have the meanings indicated:
2.1	"Active Payroll" means the status of an Employee who is not on
(a) layoff or (b) leave of absence for more than 90 days.
2.2	"Board of Directors" means the Board of Directors of the Company.
2.3	"Boeing Common Stock" means the Company's common stock, par value
$5 per share.
2.4	"Code" means the Internal Revenue Code of 1986, as amended.
2.5	"Committee" means a committee of directors or officers of the Company charged by the Board of Directors to administer the Plan as set forth in Section 4.1 and Section 4.3 of the Plan.
2.6	"Company" means The Boeing Company.
2.7	"Designated Beneficiary" means a beneficiary, designated by a
Participant pursuant to Section 6.3 of the Plan, who is to receive benefits under the Plan upon the Participant's death.
2.8	"Effective Date" means July 1, 1996.
2.9	"Eligible Employee" has the meaning specified in Section 1 of the
Plan.
2.10	"Employee" means any person on the Active Payroll of the Company or a
Participating Subsidiary.
2.11	"Executive Payroll" means the payroll identified by the Company or a
Participating Subsidiary as its executive payroll.
2.12	"Final Investment Value" has the meaning specified in Section 3.2.2 of the Plan.
2.13	"Fair Market Value" means the mean of the high and low pershare trading prices for the Boeing Common Stock as reported in The Wall
Street Journal for the "New York Stock Exchange--Composite
Transactions" for a single trading day.
2.14	"Fund" means the account established in the Trust Fund for each
Investment Period. Each Fund shall be numbered to correspond with the Investment Period to which it relates.



                                   128 of 156

2.15    "Initial Investment" has the meaning specified in Section 2.1 of the
Plan.
2.16 "Insolvent" or "Insolvency" means (a) inability to pay debts as they become due or (b) being subject to a pending proceeding as a debtor under the provisions of Title 11 of the United States Code (the
Bankruptcy Code).
2.17	"Investment Period" means a period of four years commencing on July 1 of the first year of the four-year period and ending on June 30 of the fourth year of the same four-year period; provided that two
Investment Periods shall commence on July 1, 1996, one of such
Investment Periods being a two-year Investment Period terminating on
June 30, 1998 ("Investment Period 1") and the other a four-year
Investment Period terminating on June 30, 2000 ("Investment
Period 2").  New four-year Investment Periods shall commence on
July 1, 1998 and on every second July 1 thereafter up to and including July 1, 2004.  A new Investment Period shall not commence on July 1, 2006, however, unless prior to that date the Plan and the
Trust Agreement have been amended, in accordance with their terms, to extend the term of the Plan and the Trust Agreement.
2.18	"Participant" means an Eligible Employee who is on the Active Payroll and who receives one hour of pay for any month during an Investment
Period.
2.19	"Participant Distribution" means the portion of the ShareValue
Distribution for an Investment Period that is awarded to a
Participant with respect to that Investment Period.
2.20	"Participating Subsidiary" means (a) a company that is included with the Company in a "controlled group of corporations" as determined under Section 1563 of the Code without regard to subsections (a)(4)
and (e)(3)(C) thereof or (b) any other trade or business, whether or not incorporated, that, based on principles similar to those defining a "controlled group of corporations" for purposes of clause
(a) hereof, is under common control with the Company; provided that such company, trade or business has adopted the Plan pursuant to its terms and the Committee, in its sole discretion, approves such participation.
2.21	"Plan" means The Boeing Company ShareValue Plan, including all amendments thereto, which is included as Article II of the Program.
2.22	"Program" means The Boeing Company ShareValue Program, including the
Plan and the Trust, and including all amendments thereto.
2.23	"ShareValue Distribution" means the aggregate amount to be
distributed to all Participants at the conclusion of an Investment
Period.
2.24	"Stock Purchase and Restriction Agreement" means the Stock Purchase and Restriction Agreement dated as of the date hereof between the
Company and the Trustee.
2.25	""Threshold Amount" has the meaning specified in Section 3.2.1 of the
Plan.
2.26	"Trust" means The Boeing Company ShareValue Trust established by the
Trust Agreement.
2.27	"Trust Agreement" means The Boeing Company ShareValue Trust Agreement executed between the Company and the Trustee named therein, effective as of July 1, 1996, including all amendments thereto, which is included as Article III of the Program.





                                   129 of 156

2.28 "Trust Fund" means the trust fund held by the Trustee consisting of all contributions received by the Trustee together with all proceeds of any investments and reinvestments thereof, the earnings and income thereon, and proceeds of sales of Boeing Common Stock awaiting distribution, less disbursements therefrom and expenses charged thereto.
2.29	"Trust Termination Date" means the date on which the Trust is terminated.
2.30	"Trustee" means Wachovia Bank of North Carolina, N.A. (not in its corporate capacity but as trustee of the Trust), or any successor trustee.
2.31	"Year" means the period beginning on the Effective Date and ending on
June 30, 1997, and each 12-month period thereafter beginning on July 1 and ending on June 30.



             ARTICLE II.     THE BOEING COMPANY SHAREVALUE PLAN
1.	Eligibility and Participation
1.1	An Employee shall be an Eligible Employee for purposes of the Plan during
1.1.1	the period or periods that he or she is not within a group of
Employees covered by a collective bargaining agreement between the Company or a Participating Subsidiary and a collective
bargaining representative certified under the Labor-Management
Relations Act, in the negotiation of which agreement employee benefits were the subject of good-faith bargaining, or
1.1.2	the period or periods that he or she is within such a
collective bargaining unit to the extent that such period or periods are included within the time for which the Plan is
effective as to such unit, in accordance with the terms of the collective bargaining agreement between the Company or a
Participating Subsidiary and the collective bargaining
representative certified under such act.
1.2	An Employee of a Participating Subsidiary who is not a resident of the United States and who receives no earned income from such
Participating Subsidiary for services performed within the United
States shall not be an Eligible Employee unless the Plan has been made applicable to such Employee by the Participating Subsidiary.
1.3	An Employee of a Participating Subsidiary who is a citizen of the
United States and who (a) at the time of his or her employment by the Participating Subsidiary was a bona fide resident of a country other than the United States or (b) is hired directly by an operation of such Participating Subsidiary to perform services outside the United
States shall not be an Eligible Employee, unless the Plan has been made applicable to such Employee by the Participating Subsidiary.
1.4	A person who is included on the Executive Payroll, or who is a participant in an executive bonus or compensation plan of the Company or a Participating Subsidiary, shall not be an Eligible Employee for any period of time during which such person is so included or so participates.
1.5	An Eligible Employee shall be a Participant in any Investment Period during which such Eligible Employee is on the Active Payroll and receives at least one hour of pay from the Company or a Participating Subsidiary. A Participant shall be entitled to a Participant



                                   130 of 156

Distribution for an Investment Period as described in Section 3.2.4 of the Plan, notwithstanding his or her death, retirement, disability or termination of employment during the Investment Period.
1.6	A person who is an Eligible Employee with respect to one Investment
Period does not, for that reason, become an Eligible Employee with respect to any other Investment Period.
2.	Contributions and Dividends
2.1	Contributions for Initial Investment Periods.  On the Effective Date
or within 30 days thereafter, the Company shall contribute to the
Trust such number of shares of Boeing Common Stock as equals
$1 billion divided by the Fair Market Value on June 28, 1996;
provided that the Company may, in lieu thereof, contribute either
(a) cash in an amount sufficient to enable the Trustee to purchase such number of shares of Boeing Common Stock or (b) a combination of
Boeing Common Stock and cash sufficient for the Trustee to purchase
Boeing Common Stock so that the aggregate number of shares acquired by the Trust through (i) contribution of shares by the Company and
(ii) purchases of shares by the Trustee is equal to the number of shares that equals $1 billion divided by the Fair Market Value on
June 28, 1996.
2.2	Purchase of Boeing Common Stock.  If either (a) or (b) of Section 2.1 applies, the cash portion of the contribution shall be used by the
Trustee to purchase shares of Boeing Common Stock pursuant to the
Trust Agreement and the Stock Purchase and Restriction Agreement.  If
the Trustee requires additional cash to purchase Boeing Common Stock so that the Trust will hold the number of shares of Boeing Common
Stock required under Section 2.1, the Company shall contribute such cash to the Trustee on a timely basis.  If less cash is required to purchase the number of shares of Boeing Common Stock required under
Section 2.1, the Trustee shall, on a timely basis, refund any excess contributions to the Company.
2.3	Initial Funds.  After any cash portions of the Company's
contributions to the Trust have been invested by the Trustee in
Boeing Common Stock, the Trust Fund shall be divided into two equal parts, one part of which shall constitute the Initial Investment for Investment Period 1 and the other part of which shall constitute the
Initial Investment for Investment Period 2.  The Initial Investments
for each of Investment Period 1 and Investment Period 2, together with all proceeds of any investments and reinvestments thereof, the earnings and income thereon, and proceeds of sales of Boeing Common
Stock awaiting distribution, less disbursements therefrom and expenses charged thereto, shall be segregated into separate accounts
("Fund 1" and "Fund 2," respectively) within the Trust.
2.4	Subsequent Investment Periods.  The Initial Investment for each subsequent Investment Period shall be equal to the lesser of the Threshold Amount or the Final Investment Value for the Investment
Period that terminates on the June 30 immediately preceding the beginning of such succeeding Investment Period. The Initial
Investment for each subsequent Investment Period shall be segregated into a separate account, such Fund to be numbered the number following the number of the most recently initiated Fund within the Trust.






                                   131 of 156

2.5 Additional Contributions. The Trustee shall at any time, or from time to time, accept from any person or entity, including the
Company, additional contributions of cash or Boeing Common Stock to the Trust to augment the principal to be held, administered and disposed of by the Trustee as provided in the Trust Agreement;
provided that the Board of Directors, in its sole discretion, shall have approved such additional contributions to the Trust.  Neither the Trustee nor any Participant or beneficiary shall have the right to compel such additional contributions.  Such additional
contributions shall be divided equally among the Funds then existing in the Trust, unless the Board of Directors, in its sole discretion, shall have prescribed a different allocation method with respect to such additional contributions.  Any such additional contributions made in cash shall be invested by the Trustee in Boeing Common Stock pursuant to the Trust Agreement and the Stock Purchase and
Restriction Agreement.
2.6	Dividends.  Except as otherwise provided herein, dividends paid in cash on the Boeing Common Stock held by the Trust shall be invested by the Trustee in additional Boeing Common Stock as soon as
practicable.  Dividends that are not paid in cash or in Boeing Common
Stock shall be reduced to cash by the Trustee and reinvested in
Boeing Common Stock as soon as practicable.  Dividends shall be allocated to the Fund holding the Boeing Common Stock with respect to which such dividends are payable.  Investments in Boeing Common Stock may be made through open-market purchases, the Company's Dividend Reinvestment and Stock Purchase Plan, private transactions or (with the Company's consent) purchases from the Company, in the Trustee's discretion and subject to the Stock Purchase and Restriction
Agreement.
3.	Distributions to Participants
3.1	Information to Be Provided to Trustee.  The Committee shall, no less than two months prior to the end of each Investment Period, inform the Trustee in writing of the Committee's estimate of the amount of any required or permitted withholding from the Participant
Distributions for all Participants for that Investment Period.
The Committee shall, within 90 days following the end of each
Investment Period, inform the Trustee in writing of (a) the name and last known mailing address of each Participant for the Investment
Period, (b) the name and last known mailing address of the Designated Beneficiary of each Participant who has died during the Investment
Period or, in the absence of a Designated Beneficiary, the name and last known mailing address of the person to whom such Participant's Participant Distribution should be paid, and, if more than one person is so designated to receive such Participant's Participant
Distribution, the share thereof to be paid to each, (c) with respect to each Participant for the Investment Period, the number of months during such Investment Period in which such individual was a
Participant, and (d) the total number of months of participation in the Plan by all Participants during the Investment Period.
3.2	Trustee's Determination of Distributions.  The Trustee shall be responsible for determining the amount of any ShareValue Distribution for each Investment Period and any Participant Distribution for each Participant. Such determination shall be made as follows:
3.2.1	The Threshold Amount for an Investment Period shall be equal to the Initial Investment for that Investment Period increased and



                                   132 of 156
compounded by 3% per annum for each Year of the Investment
Period.  If for any reason an Investment Period does not
terminate at the end of a Year, the Threshold Amount for such Investment Period shall be prorated.
3.2.2	During the last two months of an Investment Period, the Trustee shall sell, in accordance with the Trust Agreement and the
Stock Purchase and Restriction Agreement, such number of shares of Boeing Common Stock held in the Fund for that Investment
Period as the Trustee estimates will be sufficient (in
combination with any cash on hand in the appropriate Fund) to pay the appropriate withholding and cash payment for fractional shares on the estimated Participant Distributions for that
Investment Period.  (Notwithstanding the foregoing, if the
Trustee is unable for any reason to sell sufficient shares of
Boeing Common Stock to pay the appropriate withholding and cash payment for fractional shares on the Participant Distributions before the end of the Investment Period, the Trustee shall sell such shares as soon as practicable after the end of such
Investment Period.)  The fair market value of all cash and
Boeing Common Stock held in the Fund on the last day of the
Investment Period (with the Boeing Common Stock valued at the
Fair Market Value for the last day of the Investment Period or, if that day is not a trading day, for the next preceding
trading day) shall constitute the Final Investment Value for such Investment Period.
3.2.3	The Final Investment Value for that Investment Period shall
then be reduced (but not below zero) by the Threshold Amount for that Investment Period. The result shall be the ShareValue Distribution for that Investment Period.
3.2.4	The ShareValue Distribution for an Investment Period shall be proportionately distributed among the Participants for that
Investment Period as Participant Distributions, in the ratio that the number of months in that Investment Period in which the individual was a Participant bears to the total number of months of Plan participation by all Participants in that
Investment Period.
3.2.5	A Participant Distribution shall be payable only in whole
shares of Boeing Common Stock after appropriate withholding
calculated in accordance with Section 3.3 of the Plan and
Section 4.3 of the Trust Agreement; provided that a Participant Distribution of less than one full share of Boeing Common Stock after appropriate withholding calculated in accordance with
Section 3.3 of the Plan and Section 4.3 of the Trust Agreement
shall be paid in cash.
3.3	Payment of Participant Distributions.  Following the Trustee's
determination of the ShareValue Distribution for an Investment Period pursuant to Section 3.2 of the Plan, the Trustee shall report to the Committee in writing the amount of any ShareValue Distribution as so determined. Within 90 days following the report from the Trustee, the Committee shall instruct the Trustee in writing of the amount of any required or permitted withholding from the Participant
Distribution of each Participant. As soon as practicable following receipt of such information from the Committee, the Trustee shall remit to the Company the amount of the withholding as instructed and




                                   133 of 156
distribute the Participant Distributions to Participants (or their beneficiaries) for such Investment Period. The number of shares of
Boeing Common Stock payable to a Participant (or beneficiary) shall equal the amount of the Participant Distribution (as determined by the Trustee pursuant to Section 3.2 of the Plan) reduced by any withholding as provided herein (and further reduced by any
withholding determined by the Trustee pursuant to Section 4.3 of the
Trust Agreement) divided by the Fair Market Value for the last day of the Investment Period or, if that day is not a trading day, for the next preceding trading day.  Fractional shares shall not be issued, and the value thereof shall be used first to pay withholding and then, for Participant Distributions of less than one full share of
Boeing Common Stock, shall be paid to the Participant in cash.  No payment of a Participant Distribution may be deferred or paid in installments.
The Trustee may, by contract with the Company, on such terms as they may mutually agree, delegate to the Committee such of its functions under the Plan as it may determine.  The Trustee may, with the consent of the Committee, delegate to agents such functions under the
Plan as the Trustee and the Committee determine.
4.	Administration of the Plan
4.1	The Board of Directors shall have full power and authority to administer the Plan.  The Board of Directors, in its sole discretion, may delegate some or all of its authority and duties under the Plan to the Committee. (Where such delegation does not exist, the term "Committee" as used in the Program shall also refer to the Board of Directors.) Decisions of the Committee shall be final, conclusive and binding on the Participants and their Designated Beneficiaries and all other persons.  Any action taken by the Committee in respect of any election or request made by a Participant or Designated
Beneficiary pursuant to the Plan shall be taken at the sole
discretion of the Committee.
4.2	The Committee shall have the exclusive right to interpret the terms and provisions of the Plan; to take all steps deemed necessary or advisable by the Committee to correct mistakes in administering the
Plan; to determine any and all questions arising under the Plan or in connection with the administration thereof or the applicability thereof to any and all individuals; and to remedy possible
ambiguities, inconsistencies or omissions.  All interpretations, corrections and decisions of the Committee in respect of any matter or question relating to the Plan or the administration thereof shall be final, conclusive and binding on all persons affected thereby.
4.3	The Committee may delegate all or part of its functions hereunder to a committee appointed by the Board of Directors for such purpose.
4.4	Each member of the Committee or its delegate, if any, shall use ordinary care and diligence in the performance of such person's duties, but no such person shall be personally liable by reason of any contract, agreement or other instrument made or executed by such person, or on behalf of such person, or for any loss, unless resulting from the willful misconduct of such person or failure to exercise good faith in performing such functions. No such person shall be liable for the neglect, omission or wrongdoing of any other such person, or of the agents of or counsel to the Company or such persons. The Company shall indemnify each member of the Committee and of its delegate, if any, against, and save him or her harmless



                                   134 of 156
from and against, any and all expenses and liabilities arising out of any act or omission to act hereunder, except such expenses and liabilities as are due to such person's willful misconduct or failure to exercise good faith in performing such functions.
5.	Amendment and Termination
5.1	Except as provided in Section 5.3 of the Plan, Article I and this
Article II of the Program may be amended only by the Committee and only to the extent such amendment is required by law or is necessary or desirable to (a) prevent adverse tax consequences to Participants or the Company, (b) provide for financial reporting treatment deemed appropriate and desirable by the Committee, or (c) cure administrative deficiencies.
5.2	No modification, amendment or termination of the Plan shall
(a) retroactively deprive a Participant of rights theretofore accrued to the Participant under the Plan or (b) result in a change in the duties of the Trustee under the Trust Agreement without the Trustee's consent (to the extent and in the form required by the Trust
Agreement), except in either case to the extent that any change is made necessary by law or governmental regulation.
5.3	The Plan shall terminate on June 30, 2008, unless the Board of
Directors, in its sole discretion, amends the Plan prior to that date to extend its term.
5.4	Upon termination of the Plan, the interests of the Participants under the Plan shall be fully vested and nonforfeitable.  Upon such termination, the Trustee shall make the calculations required pursuant to the Plan and shall pay Participant Distributions to
Participants based on such calculations, as provided in Section 3.3 of the Plan.  All assets remaining in the Trust after completion of all Participant Distributions for all Investment Periods and after payment of all amounts required to be paid from the Trust pursuant to
Section 4 of the Trust Agreement shall be transferred to the Company.
5.5	In the event of any merger, consolidation or reorganization of the
Company in which the Company is not the surviving corporation, the successor corporation shall continue the Plan and shall be
substituted for the Company under the Plan.
6.	Miscellaneous
6.1	Notices.  Each Participant eligible to receive a Participant
Distribution under the Plan shall file with the Company or the appropriate Participating Subsidiary, in writing, his or her post office address and each change of post office address until receipt of the benefit payment.  Any communication, statement or notice addressed to such Participant at his or her last post office address filed with the Company or the Participating Subsidiary (or if no post office address was filed with the Company or the Participating
Subsidiary, then the Participant's last post office address shown by the Company's or the Participating Subsidiary's payroll records)
shall be binding on such Participant for all purposes of the Plan, and the Company or the Participating Subsidiary shall not be obligated to search for or ascertain the whereabouts of any such
Participant. Participant Distributions that are undeliverable to a Participant shall be remitted to the Company.
6.2	No Employment Contract.  Nothing contained in the Plan shall confer upon any person the right to be retained in the employ of the Company or any Participating Subsidiary or shall interfere with the right of the Company or a Participating Subsidiary to discharge or otherwise deal with such person without regard to the existence of the Plan.


                                   135 of 156

6.3	Designation of Beneficiary.  A Participant may designate a
beneficiary to receive benefits under the Plan upon the Participant's death.  The Participant may revoke or change such designation at any time.  A designation by a married Participant of a beneficiary other than the Participant's spouse shall not be valid without the written consent of the Participant's spouse.  Benefits payable under the Plan after the death of a Participant shall be paid to the Designated
Beneficiary.  If there is no valid designation of a beneficiary or no living Designated Beneficiary at the Participant's death, the benefits shall be paid to the Participant's surviving spouse or, if none, to the Participant's children in equal shares or, if none, to the Participant's estate.  Beneficiary designations, revocations or changes of a beneficiary hereunder must be on forms provided by the
Company or the Participating Subsidiary and filed with the Company or the Participating Subsidiary during the Participant's lifetime. Any beneficiary designation filed by a Participant under the Company's
Voluntary Investment Plan or any similar plans of Participating
Subsidiaries, shall constitute a designation under the Plan until revoked or changed by the Participant.
6.4	No Rights to Assign or Alienate.  No right or interest of a
Participant to receive distributions under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer,
assignment, pledge, encumbrance, charge, execution, attachment, garnishment or any other legal process, and any attempt to make any such benefit so subject shall be void.
6.5	No Rights as Shareholder.  No right or interest of a Participant to receive distributions under the Plan shall entitle a Participant to any dividend, voting or other right of a shareholder of the Company unless and until shares of Boeing Common Stock are issued under the
Plan in payment of a Participant Distribution.
6.6	No Rights Under Other Plans.  Participant Distributions under the
Plan shall not be considered as compensation or wages, or otherwise included in the determination of contributions or benefits, under any other plan or benefit program maintained by the Company, including, without limitation, the Employee Retirement Plan and the Voluntary
Investment Plan or any similar plans of Participating Subsidiaries.
6.7	Plan Not Subject to ERISA.  The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended
("ERISA"), because it is neither an employee pension benefit plan nor an employee welfare benefit plan under the terms of ERISA.
6.8	Program.  The Plan is included in the Program, and the definitions of terms in Section 2 of the Program apply to the Plan.
6.9	Governing Law.  The Plan shall be construed according to the laws of the State of Washington, without regard to conflict of law rules.
6.10	Headings.  Headings and subheadings in the Plan are inserted for reference only and are not to be considered in construction of the provisions of the Plan.


        ARTICLE III.    THE BOEING COMPANY SHAREVALUE TRUST AGREEMENT
THIS TRUST AGREEMENT (the "Trust Agreement") is made effective as of
July 1, 1996 between The Boeing Company, a Delaware corporation, and Wachovia Bank of North Carolina, N.A., a national banking association with trust powers, as trustee.




                                   136 of 156

                                  RECITALS
A.	The Company desires to establish the Trust in accordance with the laws of the State of Washington and for the purposes stated in the Trust Agreement.
B.	The Trustee desires to act as trustee of the Trust, and to hold legal title to the assets of the Trust, in trust, for the purposes hereinafter stated and in accordance with the terms hereof.
C.	The Company desires that the assets to be held in the Trust
Fund should be principally or exclusively securities of the Company and, therefore, it expressly waives any diversification of investments that might otherwise be necessary, appropriate or required pursuant to applicable provisions of law.
D.	The Trustee has been appointed as trustee and has accepted such appointment as of the date first set forth above.
Accordingly, the parties hereto hereby establish the Trust and agree that the Trust will be comprised, held and disposed of as follows:
                                 AGREEMENTS
1.	Trust, Trustee and Trust Assets
1.1	Trust
The Trust Agreement and the Trust shall be known as The Boeing
Company ShareValue Trust. The parties intend that the Trust will be an independent legal entity with title to and power to convey all of its assets. The assets of the Trust will be held, invested and disposed of by the Trustee, in accordance with the terms of the Trust.
1.2	Trustee
The trustee named above, and its successor or successors, is hereby designated as the Trustee hereunder, to receive, hold, invest, administer and distribute the Trust Fund in accordance with the Trust Agreement, the provisions of which shall govern the powers, duties and responsibilities of the Trustee.
1.3	Trust Assets
The assets held at any time and from time to time under the Trust collectively shall consist of contributions received by the Trustee, proceeds of any investments and reinvestments thereof, the earnings and income thereon, and proceeds of sales of Boeing Common Stock awaiting distribution to meet cash requirements as described in Section 3.3 of the Plan and Section 4.3 of the Trust Agreement, less disbursements therefrom and expenses charged thereto. Except as herein otherwise provided, title to the assets of the Trust shall at all times be vested in the Trustee, and securities that are part of the Trust shall be held in such manner that the Trustee's name and the fiduciary capacity in which the securities are held are fully disclosed, subject to the right of the Trustee to hold title in bearer form or in the name of a nominee.
1.4	Trust Assets Subject to Creditor Claims
Notwithstanding any provision of the Trust Agreement to the contrary, the assets of the Trust shall as provided herein at all times remain subject to the claims of the general creditors of the Company and of any Participating Subsidiary, under federal and state law.
	1.4.1	Information to Trustee
The Committee shall inform the Trustee in writing of the Insolvency of the Company or of any Participating Subsidiary. If a person claiming to be a creditor of the Company or of a Participating Subsidiary alleges in writing to the Trustee that the Company or such Participating Subsidiary has become Insolvent, the Trustee shall determine whether the Company or such Participating Subsidiary is Insolvent and, pending such determination, the Trustee shall discontinue distributions pursuant to Section 3 of the


                                   137 of 156

Trust Agreement to Participants employed by the Company or the Participating Subsidiary, as the case may be.
	1.4.2	Duty of Trustee
Unless the Trustee has actual knowledge of the Insolvency of the
Company or a Participating Subsidiary, or has received notice from the Company or a Participating Subsidiary, or from a person claiming to be a creditor alleging that the Company or a Participating Subsidiary is Insolvent, the Trustee shall have no duty to inquire whether the Company or any Participating Subsidiary is Insolvent. The Trustee may in all events rely on such evidence concerning the solvency of the Company or any Participating Subsidiary as may be furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination concerning Insolvency.
	1.4.3	Separate Account
If the Committee advises the Trustee that a Participating Subsidiary is Insolvent, the Committee may at any time thereafter direct the Trustee to establish an account (the "Separate Account") as part of the Trust Fund. The Separate Account shall be allocated a portion of the Trust Fund equal to (i) the ratio of the number of Eligible Employees of such Insolvent Participating Subsidiary to the number of all Eligible Employees for each Investment Period then existing and for which distributions to Participants have not yet been made, as reported by the Committee to the Trustee, (ii) multiplied by, for each Investment Period then existing and for which distributions to Participants have not yet been made, the sum of (A) the Fair Market Value of all shares of Boeing Common Stock in the Trust Fund and (B) any cash held in the Trust Fund. Fair Market Value shall be determined for these purposes as of the date such Participating Subsidiary became Insolvent. The Separate Account shall also be allocated a portion of the Trust Fund, calculated in the manner just described, for any Investment Period that commences after the date on which such Participating Subsidiary becomes Insolvent if such Participating Subsidiary remains Insolvent at the time such Investment Period commences. The calculation shall be made as of the last work day of the month in which the Investment Period commences. In such event, the Committee shall advise the Trustee of the ratio to be used in determining the amount to be allocated to the Separate Account.
Once a Separate Account is established, the assets thereof (but no other assets of the Trust) shall at all times remain subject to the claims of the general creditors of such Insolvent Participating Subsidiary, under federal and state law, for as long as such Participating Subsidiary remains Insolvent. The Committee may from time to time direct the Trustee to allocate such additional funds from the Trust Fund to such Special Account as it may direct. The Separate Account shall be terminated as soon as the period of Insolvency ends.
	1.4.4	Payments to Participants
If at any time the Trustee has determined that the Company or a Participating Subsidiary is Insolvent, the Trustee shall discontinue payments pursuant to Section 3 of the Trust Agreement to Participants who are Employees of the Company or the Participating Subsidiary, as the case may be, and shall hold the assets of the Trust (or, if a Separate Account has been established pursuant to Section 1.4.3, the assets of such Separate Account) for the benefit of the general creditors of the Company or of such Participating Subsidiary.





                                   138 of 156

The Trustee shall resume payments pursuant to Section 3 of the Trust Agreement only after the Trustee has determined that the Company or such Participating Subsidiary, as the case may be, is not Insolvent.
1.5	Program
The definitions of terms in Section 2 of the Program apply to the
Trust Agreement.
2.	Contributions and Dividends
2.1	Contributions and Accounts
The Company shall make contributions and the Trustee shall establish accounts and invest contributions as set forth in Sections 2.1 and 2.2 of the Plan, which are incorporated herein by reference.
All contributions made to the Trust shall be delivered to the
Trustee. The Trustee shall be accountable for all contributions received by it, but shall have no duty to require any contributions to be made to it.
2.2	Additional Contributions
Additional contributions to the Trust may be made as set forth in
Section 2.5 of the Plan, which is incorporated herein by reference.
2.3	Dividends
Dividends paid other than in Boeing Common Stock shall be reinvested as set forth in Section 2.6 of the Plan, which is incorporated herein by reference.
3.	Distributions Under the Plan
Distributions shall be determined and paid as set forth in Section 3 of the Plan, which is incorporated herein by reference.
4.	Compensation, Expenses and Tax Withholding
4.1	Compensation and Expenses
The Trustee shall be entitled to such reasonable compensation for its services as may be agreed upon from time to time by the Committee and the Trustee, and to be reimbursed for its reasonable legal, accounting and appraisal fees, expenses and other charges reasonably incurred in connection with the administration, management, investment and distribution of the Trust. Such compensation shall be paid, and such reimbursement shall be made out of the Trust, and shall be allocated among the Funds within the Trust as the Trustee in its sole discretion shall determine.
The Trustee is authorized to sell Boeing Common Stock in an amount equal to its compensation and other amounts required to be paid from the Trust pursuant to Section 4.2 of the Trust Agreement and to hold cash dividends for the payment of such compensation and amounts required to be paid from the Trust. To the extent the assets in the Trust are insufficient to pay the compensation and expenses of the Trustee, the Trustee shall be entitled to seek payment thereof directly from the Company, and the Company agrees to pay the same directly to the Trustee.
4.2	Expenses of the Trust or the Company
Any amounts required to be paid by the Trustee or by the Company or any Participating Subsidiary, as a result of the Trust Agreement or the establishment and operation of the Trust, whether by reason of any distributions and payments provided for herein or otherwise, including, without limitation, any amounts payable as taxes, interest, penalties or damages, any amounts payable in settlement of any claims against the Trust, the Trustee, the Company or any Participating Subsidiary, any additional amounts due to Employees of the Company or any Participating Subsidiary as a direct or indirect result of the payments and distributions provided for herein, all expenses (including reasonable attorneys' fees) incurred by the Trustee or by the Company or any Participating Subsidiary as a result of



                                   139 of 156
the investigation and defense of any claims hereunder, and any amounts due from the Company to the Trustee pursuant to the indemnification provisions of Section 5.7 of the Trust Agreement, shall be paid from the Trust; provided that, in the case of the Company and any Participating Subsidiary, the Company or such Participating Subsidiary, in its sole discretion, shall have submitted a claim for reimbursement for such amounts in accordance with this Section 4.2. The Trustee, in its sole discretion, shall allocate such payments to the appropriate Fund or Funds. Company claims for reimbursement shall be submitted to the Trustee either prior to the date on which the Company pays the reimbursable expense or within one year following the date of such payment. The Trustee shall pay the Company's claim for reimbursement within 60 days following the date on which it is submitted. The Trustee shall have no duty to inquire into the basis for any Company claim for reimbursement hereunder, or to challenge or refuse to honor the same.
4.3	Withholding of Taxes
While it is anticipated that the Company will make provisions for complying with all applicable withholding requirements, the Trustee may, on any distribution that it makes pursuant hereto, withhold, require withholding of, or otherwise satisfy its withholding obligation for such amount as it may deem reasonably necessary to comply with applicable federal, state and local withholding requirements. Upon settlement of such tax liability, the Trustee shall distribute the balance of such amount, if any, in whole shares of Boeing Common Stock or, for Participant Distributions of less than one full share of Boeing Common Stock, in cash to the Participants entitled thereto. Prior to making any distribution hereunder, the Trustee may require such release or documents from any taxing authority, or may require such indemnity, as the Trustee shall reasonably deem necessary for its protection.
5.	Administration of Trust Assets
5.1	Management and Control of Trust Assets
Subject to the terms of the Trust Agreement, the Trustee shall have exclusive authority, discretion and responsibility to manage and control the assets of the Trust Fund.
5.2	Investment of Funds
Except as otherwise provided in Section 2.2 of the Trust Agreement and in this Section 5.2, the Trustee shall invest and reinvest the assets of the Trust exclusively in Boeing Common Stock. The Trustee shall invest any portion of the Trust temporarily pending investment in Boeing Common Stock, distribution or payment of expenses in (a) investments in U.S. Government obligations with maturities of less than one year, (b) interest-bearing accounts, including, but not limited to, certificates of deposit, time deposits, saving accounts and money market accounts with maturities of less than one year in any bank, including the Trustee's, with aggregate capital in excess of $1 billion and a Moody's Investor Services rating of at least P1, or an equivalent rating from a nationally recognized ratings agency, which accounts are insured by the Federal Deposit Insurance Corporation or other similar federal agency, (c) obligations issued or guaranteed by any agency or instrumentality of the United States of America with maturities of less than one year, (d) short-term discount obligations of the Federal National Mortgage Association, or (e) mutual funds, including the Trustee's proprietary mutual funds, which are composed of the assets described in (a), (b), (c) and (d) of this Section 5.2.





                                   140 of 156

5.3     Trustee's Administrative Powers
Except as otherwise provided herein, and subject to the Trustee's duties hereunder, the Trustee shall have the following powers and rights, in addition to those provided elsewhere in the Trust Agreement or by law:
(a)	to retain any asset of the Trust for the purposes set
forth herein;
(b)	subject to Sections 2.3, 3, 5.2 and 5.4 of the Trust
Agreement, to sell, transfer or otherwise dispose of any Trust assets at public or private sale;
(c)	upon direction from the Committee or as provided herein,
to acquire Boeing Common Stock as authorized by the Stock Purchase and Restriction Agreement and by the Trust Agreement;
(d)	with the consent of the Committee, to settle, submit to
arbitration, compromise, contest, prosecute or abandon claims and demands in favor of or against the Trust;
(e)	to vote or to give any consent with respect to any
securities, including any Boeing Common Stock, held by the Trust either in person or by proxy for any purpose; provided that the Trustee shall vote, tender or exchange all shares of Boeing Common Stock as provided in
Section 5.4 of the Trust Agreement;
(f)	to exercise any of the powers and rights of an individual
owner with respect to any assets of the Trust and to perform any and all other acts that in its judgment are necessary or appropriate for the proper administration of the Trust, even though such powers, rights and acts are not specifically enumerated in the Trust Agreement;
(g)	to employ such accountants, actuaries, investment
bankers, appraisers, other advisors and agents as may be advisable in collecting, managing, administering, investing, valuing, distributing and protecting the Trust or the assets thereof; and to pay their reasonable fees and expenses, which shall be reimbursed in accordance with Section 4.1 of the Trust Agreement;
(h)	to cause any asset of the Trust to be issued, held or
registered in the Trustee's name or in the name of the nominee, or in such form that title will pass by delivery; provided that the records of the Trustee shall indicate the true ownership of such asset;
(i)	to utilize another entity as custodian to hold, but not
invest or otherwise manage or control, some or all of the assets of the
Trust;
(j)	to consult with legal counsel (who may also be counsel
for the Trustee or the Company generally) with respect to any of its duties or obligations hereunder; and to pay reasonable fees and expenses of such counsel, which shall be deemed to be expenses of the Trust and for which the Trustee shall be reimbursed in accordance with Section 4.1 of the Trust Agreement; and
(k)	to enter agreements from time to time with the Company
pursuant to which the Company contracts to provide services to the Trustee in connection with the Trust.
Notwithstanding the foregoing, neither the Trust nor the Trustee shall have any power to, and shall not, engage in any trade or business.
5.4	Rights Regarding Boeing Common Stock
5.4.1	Voting Rights
To the extent permitted by the Delaware General Corporation Law, the Trustee shall give its proxy, with respect to the shares of Boeing Common Stock held in the Trust, to the Secretary of the Company (or to such other person as the Committee may from time to time designate in writing) with respect to any matter pending before an annual or special meeting of


                                   141 of 156
stockholders of the Company and with respect to any action proposed to be taken by written consent of the stockholders in lieu of a meeting, with instructions to vote all of such shares in accordance with the recommendation of the Board of Directors as set forth in the related proxy statement.
5.4.2	Tender or Exchange Offer
If a tender or exchange offer is commenced for Boeing Common Stock, the Trustee shall, with respect to the shares of Boeing Common Stock held in the Trust, tender or exchange, or not tender or exchange, such shares as directed in writing by the Board of Directors. In the absence of such written instructions, the Trustee shall not tender or exchange such shares.
5.4.3	Trustee Action
The Trustee shall not make any recommendations regarding the manner of exercising any rights under this Section 5.4, including whether or not any rights should be exercised

5.5	Purchase of Boeing Common Stock by Trustee
All purchases of Boeing Common Stock by the Trustee pursuant to the
Trust Agreement shall be made in accordance with the Stock Purchase and Restriction Agreement and shall be made by the Trustee in a manner and with the timing of purchases to not cause or contribute to significant movements in the price of the Boeing Common Stock. Subject to Section 2.1 of the Plan, the Trustee is empowered to make purchases over such period of time as is reasonable to accomplish the purpose of the Trust and not cause or contribute to significant movements in the price of the Boeing Common Stock. The Trustee may make block purchases of Boeing Common Stock at appropriate discounts.
5.6	Sale of Boeing Common Stock by Trustee
All sales of Boeing Common Stock by the Trustee pursuant to the Trust Agreement shall be made in accordance with the Stock Purchase and Restriction Agreement and shall be made by the Trustee in a manner and with the timing of sales to not cause or contribute to significant movements in the price of Boeing Common Stock. Subject to Section 3.2.1 of the Plan, the Trustee is empowered to make sales over such period of time as is reasonable to accomplish the purpose of the Trust and not cause or contribute to significant movements in the price of the Boeing Common Stock. The Trustee may make blocks of Boeing Common Stock available at appropriate discounts. The Trustee shall refrain from sales of Boeing Common Stock on any trading day in which the most recent sales price is 5% less than the opening price of the Boeing Common Stock. To facilitate any such sales, the Company shall register sales of Boeing Common Stock by the Trust under the Securities Act of 1933, as amended, pursuant to the terms and conditions of the Stock Purchase and Restriction Agreement.
5.7	Indemnification
(a)	To the extent lawfully allowable, the Company shall and
hereby does indemnify and hold harmless the Trustee from and against any claims, demands, actions, administrative or other proceedings, causes of action, liability, loss, costs, damage or expense (including reasonable attorneys' fees), which may be asserted against it, in any way arising out of or incurred as a result of its action or failure to act in connection with the operation and administration of the Trust; provided that such indemnification shall not apply to the extent that the Trustee has acted in willful or negligent violation of applicable law or its duties under the





                                   142 of 156

Trust Agreement or in bad faith. The Trustee shall be under no liability to any person for any loss of any kind that may result by reason of (i) any action taken by it in accordance with any direction of the Committee pursuant to Section 3 or 5.4 of the Trust Agreement, (ii) its failure to exercise any power or authority or to take any action hereunder because of the failure of the Committee to provide information to the Trustee, as provided for in the Trust Agreement, or (iii) any act or omission of the Committee with respect to its duties under the Trust Agreement. The Trustee shall be fully protected in acting upon any instrument, certificate or paper delivered by the Committee, the administrator of the Plan or any Participant or beneficiary and believed in good faith by the Trustee to be genuine and to be signed or presented by the proper person or persons, and the Trustee shall be under no duty to make any investigation or inquiry as to any statement contained in any such writing, but may accept the same as conclusive evidence of the truth and accuracy of the statements therein contained. The indemnity provided by this Section 5.7 shall survive the termination of the Trust Agreement.
(b)	The Company may, but shall not be required to, maintain
liability insurance to insure its obligations hereunder. If any payments made by the Company or the Trust pursuant to this indemnity are covered by insurance, the Company or the Trust (as applicable) shall be subrogated to the rights of the indemnified party against the insurance company.
(c)	Without limiting the generality of the foregoing, the
Company may, at the request of the Trustee, advance to the Trustee reasonable amounts of expenses, including reasonable attorneys' fees and expenses, that the Trustee advises have been incurred in connection with its investigation or defense of any claim, demand, action, cause of action, administrative or other proceeding arising out of or in connection with the Trustee's performance of its duties under the Trust Agreement.
(d)	Any amounts due the Trustee pursuant to the
indemnification provisions of clause (a) of this Section 5.7, and any advances made by the Company to the Trustee pursuant to clause (c) of this
Section 5.7, shall at the request of the Committee be reimbursed to the Company from the assets of the Trust, pursuant to Section 4.2 of the Trust Agreement.
5.8	General Duty to Communicate to Committee
The Trustee shall promptly notify the Committee of all communications with or from any government agency or with respect to any legal proceeding with regard to the Trust and with or from any Participants concerning their entitlements under the Plan or the Trust Agreement.
6.	Accounts and Reports of Trustee
6.1	Records and Accounts of Trustee
The Trustee shall maintain accurate and detailed records and accounts of all transactions of the Trust, which shall be available at all reasonable times for inspection or audit by any person designated by the Company and which shall be retained as required by applicable law.
6.2	Reports of Trustee
The Trustee shall prepare and present to the Committee a report for the period ending on the last day of each calendar month, and for such shorter periods as the Committee may reasonably request, listing all securities and other property acquired or disposed of and all receipts, disbursements and other transactions effected by the Trust after the date of the Trustee's last account, and further listing all cash, securities and other property held by the Trust, together with the value thereof, as determined by the Trustee as of the end of such period. Boeing Common Stock held as part of the Trust shall be valued at its Fair Market Value for the last day of the Year or the period covered by the report, except

                                   143 of 156
that if such day is not a trading day, for the next preceding trading day. In addition to the foregoing, the report shall contain such information regarding Trust assets and transactions as the Committee in its discretion may reasonably request.
6.3	Final Report
In the event of the resignation or removal of a Trustee hereunder, the Committee may request, and the Trustee shall with reasonable promptness submit, for the period ending on the effective date of such resignation or removal, a report similar in form and purpose to that described in
Section 6.2 of the Trust Agreement.
7.	Succession of Trustee
7.1	Resignation of Trustee
The Trustee or any successor thereto may resign as Trustee hereunder at any time upon delivering a written notice of such resignation, to take effect 60 days after the delivery thereof to the Committee, unless the Committee accepts shorter notice; provided that no such resignation shall be effective until a successor Trustee has assumed the office of Trustee hereunder.
7.2	Removal of Trustee
The Trustee or any successor thereto may be removed by the Committee by delivering to the Trustee so removed an instrument executed by the Committee. Such removal shall take effect at the date specified in such instrument, which shall not be less than 60 days after delivery of the instrument, unless the Trustee accepts shorter notice; provided that no such removal shall be effective until a successor Trustee has assumed the office of Trustee hereunder.
7.3	Appointment of Successor Trustee
Whenever the Trustee or any successor thereto shall resign or be removed or a vacancy in the position shall otherwise occur, the Committee shall use its best efforts to appoint a successor Trustee as soon as practicable after receipt by the Committee of a notice described in
Section 7.1 of the Trust Agreement, or the delivery to the Trustee of an instrument described in Section 7.2 of the Trust Agreement, as the case may be, but in no event more than 75 days after receipt or delivery, as the case may be, of such notice. A successor Trustee's appointment shall not become effective until such successor shall accept such appointment by delivering its acceptance in writing to the Committee. If a successor is not appointed within such 75-day period, the Trustee, at the Committee's expense, may petition a court of competent jurisdiction for appointment of a successor. In any event, only a corporation with trust powers under applicable law, which is not an affiliate of the Company, may be a successor trustee hereunder.
7.4	Succession to Trust Assets
The title to all property held hereunder shall vest in any successor Trustee acting pursuant to the provisions hereof without the execution or filing of any further instrument, but a resigning or removed Trustee shall execute all instruments and do all acts necessary to vest title in the successor Trustee. Each successor Trustee shall have, exercise and enjoy all of the powers, both discretionary and ministerial, herein conferred upon its predecessor. A successor Trustee shall not be obliged to examine or review the accounts, records or acts of, or property delivered by, any previous Trustee and shall not be responsible for any action or any failure to act on the part of any previous Trustee.





                                   144 of 156

7.5     Continuation of Trust
In no event shall the legal disability, resignation or removal of a
Trustee terminate the Trust, but the Committee shall forthwith appoint a successor Trustee in accordance with Section 7.3 of the Trust Agreement to carry out the terms of the Trust.
7.6	Changes to Organization of Trustee
In the event that any corporate Trustee hereunder shall be converted into, shall merge or consolidate with, or shall sell or transfer substantially all of its assets and business to, another corporation, state or federal, the corporation resulting from such conversion, merger or consolidation, or the corporation to which such sale or transfer shall be made, shall thereafter become and be the Trustee under the Trust with the same effect as though originally so named but only if such corporation is qualified to be a successor trustee hereunder.
8.	Amendment, Revocation or Termination
8.1	Amendments
The Committee may amend the Trust Agreement at any time and from time to time with the written consent of the Trustee, but only (a) to extend the term of the Trust Agreement or (b) to the extent such amendment is required by law or is necessary or desirable to (i) prevent adverse tax consequences to Participants or the Company, (ii) provide for financial reporting treatment deemed appropriate and desirable by the Committee, or (iii) cure administrative deficiencies; provided that no amendment may change the duties of the Trustee without the Trustee's consent, which consent shall not be unreasonably withheld.
8.2	Revocability
The Trust shall be irrevocable, and the Trust Fund shall be held for the exclusive purpose of providing distributions to the Participants and their beneficiaries and defraying expenses of the Trust in accordance with the provisions of the Trust Agreement, until the date on which all Participant Distributions for all Investment Periods and all amounts required to be paid from the Trust pursuant to Section 4 of the Trust Agreement shall have been paid in full.
8.3	Termination
The Trust Termination Date shall be the earlier of (a) December 31,
2008, unless the Trust Agreement is amended prior to that date to extend its term, or (b) the date on which the Trust no longer holds any assets. Any assets remaining in the Trust after completion of all Participant Distributions for all Investment Periods, and after payment of all of the Trustee's fees and expenses and all other amounts required to be paid from the Trust pursuant to Section 4 of the Trust Agreement, shall be transferred to the Company.
8.4	Merger
In the event of any merger, consolidation or reorganization of the Company in which the Company is not the surviving corporation, (a) the successor corporation shall become the grantor of the Trust, (b) the assets of the Trust shall be subject to the claims of the creditors of the successor corporation in accordance with Section 1.4 of the Trust Agreement, and (c) the provisions of the Trust that apply to Boeing Common Stock (including, without limitation, the provisions of Section 3 of the Trust Agreement) shall apply to the stock of the successor corporation held hereunder.






                                   145 of 156

8.5     Form of Amendment
Any amendment of the Trust Agreement shall be evidenced by an instrument in writing signed by an authorized officer of the Company, certifying that said amendment or termination has been authorized and directed by the Committee and, in the case of any amendment, shall be consented to by signature of an authorized officer of the Trustee, if required by Section 8.1 of the Trust Agreement.
9.	Miscellaneous
9.1	Notices to the Company and Trustee
All notices, requests or other communications required or permitted to be delivered hereunder shall be in writing, delivered by registered or certified mail, return receipt requested, as follows:

	To the Company or the Committee:
   The Boeing Company
			7755 East Marginal Way
			Seattle, WA   98108
   Attention:  Corporate Secretary
					MS 10-13
	To the Trustee:
   Wachovia Bank of North Carolina, N.A.
			301 N. Main Street
			Winston-Salem, NC   27102

Any party hereto may from time to time, by written notice given as aforesaid, designate any other address to which notices, requests or other communications addressed to it shall be sent.
9.2	Trust Agreement Not Subject to ERISA
The Trust Agreement is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), because it is neither an employee pension benefit plan nor an employee welfare benefit plan under the terms of ERISA.
9.3	No Rights in Trust Fund
No participant in the Plan, or any other person, shall have any right, title or interest in or to any assets of the Trust or any Fund, except to the extent of any right to receive Participant Distributions to the extent specifically set forth in the Plan and in the Trust Agreement. Benefits payable to Plan participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.
9.4	Protection of Persons Dealing With the Trustee
No person dealing with the Trustee shall be required or entitled to monitor the application of any money paid or property delivered to the Trustee, or determine whether or not the Trustee is acting pursuant to authorities granted to it hereunder or to authorizations or directions herein required.
9.5	Tax Status of Trust
The Trust is intended to be a grantor trust of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Code, and shall be construed accordingly. For federal income tax purposes, the Company, as grantor hereunder, shall be treated as the owner of the entire Trust and trust assets as provided in Section 671 et seq. of the Code. Until advised otherwise by the Company, the Trustee may presume that the Trust is so characterized for federal income tax purposes and shall make all filings of tax returns, if any, on that presumption. Participants and their beneficiaries shall have no preferred

                                   146 of 156
claim on, or any beneficial ownership interest in, any assets of the Trust but shall have mere unsecured contractual rights against the Company and the Participating Subsidiaries. The Trust shall constitute an unfunded arrangement and shall not affect the status of the Plan as an unfunded plan under the Code. Notwithstanding any other provision hereof, the Company shall have the right, in a nonfiduciary capacity and without the approval or consent of any person in a fiduciary capacity, to exercise the power of administration set forth in Section 675(4)(C) of the Code with respect to all assets of the Trust.
9.6	Governing Law
The Trust Agreement shall be construed according to the laws of the
State of Washington, without regard to conflict of law rules.
9.7	Severability
If any provision of the Trust Agreement shall be held illegal, invalid or unenforceable for any reason, such provision shall not affect the remaining parts hereof, but the Trust Agreement shall be construed and enforced as if said provision had never been inserted herein.
9.8	Headings
Headings and subheadings in the Trust Agreement are inserted for reference only and are not to be considered in construction of the provisions of the Trust.
IN WITNESS WHEREOF, the Company and the Trustee have caused the Trust Agreement to be signed, and their seals affixed hereto, by their authorized officers all as of the day, month and year first above written.

                                THE BOEING COMPANY

                                By_____________________________
                                Its___________________________

                                WACHOVIA BANK OF NORTH CAROLINA, N.A.

                                By_____________________________
                                Its___________________________
























                                   147 of 156

                    Exhibit  (99) Additional Exhibits (i)
                   Commercial Program Method of Accounting
















































                                   148 of 156

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

The Company's commercial aircraft program method of accounting is described in
Note 1, "Summary of Significant Accounting Policies - Contract and Program Accounting," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1996. The relevant disclosure in
Note 1 is as follows:

  Commercial jet aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for all commercial jet aircraft programs is determined based on estimated average total cost and revenue for the current program commitment quantity. For new commercial jet aircraft programs, the program quantity is initially based on an established number of units representing what is believed to be a conservative market projection. Program commitment quantities generally represent deliveries for the next three to five years, although the initial program quantity for new programs will normally include orders and deliveries over periods up to ten years. The initial program quantity for the new 777 program has been established at 400 units, the same initial program quantity as for the 747 program in 1969 and for the 767 and 757 programs in 1982. The commercial program method of accounting, an industry-developed practice adopted by the Company in the 1960s and applied to its all commercial jet aircraft programs since that time, requires the demonstrated ability to reliably estimate and manage the cost-revenue relationship for the defined program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries comprising the program quantity.

Related disclosures are included in Note 4, "Inventories," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1996. Specific disclosures are limited to those programs for which deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders are material in amount.




                                   149 of 156

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









                                   150 of 156

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












                                  151 of 156

                     The Boeing Company and Subsidiaries

                             (All Wholly-Owned)



                                        Place of               Date of
        Name                          Incorporation         Incorporation
-------------------------------------------------------------------------

ACN 004 471 078 PTY LIMITED             Australia               1960
AeroSpace Technologies of Australia
 Limited                                Australia               1986
Aileron Inc.                            Delaware                1989
Aldford Limited                         Bermuda                 1993
Aldford-1 Corporation                   Delaware                1993
Amwell Limited                          Bermuda                 1993
Amwell-1 Corporation                    Delaware                1993
Andsell Limited                         Bermuda                 1993
Andsell-1 Corporation                   Delaware                1993
ARGOSystems, Inc.                       California              1969
Arneway Limited                         Bermuda                 1993
Arneway-1 Corporation                   Delaware                1993
Astro Limited                           Bermuda                 1975
Astro-II, Inc.                          Vermont                 1984
Autonetics, Inc.                        Delaware                1958
BCS Richland, Inc.                      Washington              1975
BE&C Engineers, Inc.                    Delaware                1978
BNA International Systems, Inc.         Delaware                1974
BNA Operations International, Inc.      Delaware                1996
Beaufoy Limited                         Bermuda                 1993
Beaufoy-1 Corporation                   Delaware                1993
Boeing Aerospace Operations, Inc.       Washington              1972
Boeing Australia Limited                Australia               1986
Boeing Agri-Industrial Company          Oregon                  1973
Boeing Aircraft Holding Company         Delaware                1984
Boeing Canada Technology Ltd.           Ontario                 1929
Boeing China, Inc.                      Delaware                1986
Boeing Commercial Space Company         Delaware                1987
Boeing Constructors, Inc.               Texas                   1970
Boeing Defence UK Limited               England                 1976
BOEING DEFENSE & SPACE-CORINTH CO.      Delaware                1987
BOEING DEFENSE & SPACE-IRVING CO.       Delaware                1979
Boeing Defense & Space - Oak Ridge,
 Inc.                                   Delaware                1980
Boeing Domestic Sales Corporation       Washington              1974
Boeing Equipment Holding Company        Washington              1968
Boeing Financial Corporation            Washington              1965
Boeing Georgia, Inc.                    Delaware                1980
Boeing Information Services, Inc.       Delaware                1981
Boeing International Corporation        Delaware                1953
Boeing International Logistics Spares,
 Inc.                                   Delaware                1996
Boeing International Sales Corporation  Washington              1971
Boeing Investment Company, Inc.         Delaware                1985

                                  152 of 156

                     The Boeing Company and Subsidiaries

                             (All Wholly-Owned)



                                          Place of             Date of
        Name                           Incorporation        Incorporation
--------------------------------------------------------------------------

Boeing Leasing Company                  Delaware                1988
Boeing Louisiana, Inc.                  Delaware                1986
Boeing Middle East Limited              Delaware                1982
Boeing Nevada, Inc.                     Delaware                1989
Boeing North American Services, Inc.    Texas                   1973
Boeing North American Space Alliance
 Company                                Delaware                1995
Boeing North American Space
 Enterprises Canada, Inc.               Canada                  1996
Boeing North American Space
 Operations Company                     Delaware                1983
Boeing North American, Inc.             Delaware                1928
Boeing of Canada Ltd.                   Delaware                1986
Boeing Offset Company, Inc.             Delaware                1985
Boeing Operations International,
 Incorporated                           Delaware                1981
Boeing Precision Gear, Inc.             Delaware                1994
Boeing Sales Corporation                Guam                    1984
Boeing Sales Corporation, Limited       Bermuda                 1993
Boeing Technology International, Inc.   Washington              1973
Braham Limited                          Bermuda                 1993
Braham-1 Corporation                    Delaware                1993
Canard Holdings, Inc.                   Delaware                1996
Gainford Limited                        Bermuda                 1993
Gainford-1 Corporation                  Delaware                1993
Gaucho-1 Inc.                           Delaware                1994
GAUCHO-2 Inc.                           Delaware                1994
Grape Corporation                       Delaware                1993
Grape Limited                           Bermuda                 1993
Hanway Corporation                      Delaware                1993
Longacres Park, Inc.                    Washington              1948
Montana Aviation Research Company       Delaware                1991
North American Aviation, Inc.           Delaware                1967
RGL-1 Corporation                       Delaware                1993
RGL-2 Corporation                       Delaware                1993
RGL-3 Corporation                       Delaware                1993
RGL-4 Corporation                       Delaware                1993
RGL-5 Corporation                       Delaware                1993








                                   153 of 156

                     The Boeing Company and Subsidiaries

                             (All Wholly-Owned)



                                          Place of             Date of
        Name                           Incorporation        Incorporation
--------------------------------------------------------------------------

RGL-6 Corporation                       Delaware                1993
Rainier Aircraft Leasing, Inc.          Delaware                1992
Rocketdyne, Inc.                        Delaware                1958
Rocketdyne Technical Services Company   Delaware                1986
VC-X 757, Inc.                          Delaware                1996
West Acquisition Corp.                  Maryland                1996
Wingspan, Inc.                          Delaware                1994
2433265 Manitoba Ltd.                   Manitoba                1989
692567 Ontario Limited                  Ontario                 1986
757UA, Inc.                             Delaware                1989
767ER, Inc.                             Delaware                1987




































                                   154 of 156

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Sales by industry segment:
A bar chart for the five years 1992-1996 indicating sales by industry segment (Dollars in billions):

                         1992    1993    1994    1995    1996

Commercial Aircraft      24.133  20.568  16.851  13.933  16.904
Defense and Space         6.051   4.870   5.073   5.582   5.777

Total                    30.184  25.438  21.924  19.515  22.681



Graphic and image material item Number 2

Commercial sales by geographic region:
A bar chart for the five years 1992-1996 indicating sales by type of customer (Dollars in billions):

                          1992    1993    1994    1995    1996

United States             7.205   6.371   5.490   6.813   7.675
Asia                      6.772   8.741   7.215   4.658   6.650
Europe                    6.953   4.416   2.994   1.381   1.918
Oceania                   1.908   0.631   0.884   0.482   0.349
Other                     1.295   0.409   0.268   0.599   0.312

Total                    24.133  20.568  16.851  13.933  16.904



Graphic and image material item Number 3

Net earnings:
A bar chart of net earnings for the five years 1992-1996 (Dollars in billions):

1992 - 1.554(a); 1993 - 1.244; 1994 - 0.856; 1995 - 0.783(b): 1996 - 1.182(c)

(a) Exclusive of the cumulative effect of the accounting change for retiree health care. Net earnings including the effect were $552.

(b) Exclusive of $600 pretax charge associated with a special retirement program. Net earnings including the effect were $393.

(c) Includes $133 pretax charge for the ShareValue Trust distributable appreciation. Net earnings excluding the charge were $1,182.




                                  155 of 156

Graphic and image material item Number 4

Research and development expensed:
A bar chart of research and development expensed for the five years 1992-1996 (Dollars in billions):

1992 - 1.846; 1993 - 1.661; 1994 - 1.704; 1995 - 1.267; 1996 - 1.200



Graphic and image material item Number 5

Backlog:
A bar chart for the five years 1992-1996 indicating contractual backlog (Dollars in billions):

                         1992    1993    1994    1995     1996

Commercial Aircraft     81.991  69.000  60.614   66.540  79.152
Defense and Space        5.939   4.528   5.696    5.805   8.522

Total                   87.930  73.528  66.310   72.345  87.674



Graphic and image material item Number 6

Customer financing -- net changes:
A bar chart for the five years 1992-1996 indicating customer financing - net additions (Dollars in billions):

                         1992    1993    1994    1995     1996

Net additions            1.140   0.934   0.205  (1.399)  (1.062)



Graphic and image material item Number 7

Procurement budget - Department of Defense and NASA:
A bar chart for the six years 1991 - 1996 indicating Procurement budgets - Department of Defense and NASA (Dollars in billions):

1991 - 121.9; 1992 - 113.9; 1993 - 105.1; 1994 - 93.3; 1995 - 92.5; 1996 - 91.5














                                 156 of 156