Form 10-Q
period 1997-03-31
BOEING CO
filed 1997-05-14
CIK 12927

 .............................................................................
 .............................................................................
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q





              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



                       For the quarterly period ended
                               March 31, 1997


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

As of April 30, 1997, there were 360,396,115 shares of common stock, $5.00 par value, issued and outstanding.




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


                                                           Three months ended
                                                                March 31
 ..............................................................................
                                                          1997            1996
 ..............................................................................
Sales and other operating revenues                      $7,318          $4,293
Costs and expenses                                       6,877           4,139
------------------------------------------------------------------------------
Earnings from operations                                   441             154
Other income, principally interest                          74              57
Interest and debt expense                                  (61)            (41)
ShareValue Trust appreciation change                        98
------------------------------------------------------------------------------
Earnings before federal taxes on income                    552             170
Federal taxes on income                                    175              51
------------------------------------------------------------------------------
Net earnings                                            $  377          $  119
==============================================================================


Earnings per share                                       $1.09           $ .35
==============================================================================

Cash dividends per share                                 $ .28           $ .25
==============================================================================
















               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)

                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................
                                                 (Unaudited)
Assets
 ..............................................................................

Cash and cash equivalents                           $ 4,542            $ 4,375
Short-term investments                                  972                883
Accounts receivable                                   2,219              1,988
Current portion of customer financing                   159                150
Deferred income taxes                                   580                745
Inventories, net of advances and progress billings    7,300              6,939
------------------------------------------------------------------------------
    Total current assets                             15,772             15,080
Customer financing                                      600                648
Property, plant and equipment, net                    6,848              6,813
Deferred income taxes                                   458                415
Goodwill                                              2,458              2,478
Prepaid pension expense                               1,987              1,708
Other assets                                            169                112
------------------------------------------------------------------------------
                                                    $28,292            $27,254
==============================================================================

Liabilities and Shareholders' Equity
 ..............................................................................
Accounts payable and other liabilities              $ 7,846            $ 7,306
Advances in excess of related costs                   1,074                973
Income taxes payable                                    521                350
Current portion of long-term debt                       318                 13
------------------------------------------------------------------------------
    Total current liabilities                         9,759              8,642
Accrued retiree health care                           3,692              3,691
Long-term debt                                        3,652              3,980
Shareholders' equity:
  Common shares, par value $5.00-
   600,000,000 shares authorized;
   Shares issued - 360,763,670 and 360,437,668        1,804              1,802
  Additional paid-in capital                          1,850              1,951
  Treasury shares, at cost - 320,139 and 15,220         (33)                (1)
  Retained earnings                                   8,824              8,447
  ShareValue Trust shares - 13,091,920
   and 13,059,851                                    (1,256)            (1,258)
------------------------------------------------------------------------------
    Total shareholders' equity                       11,189             10,941
------------------------------------------------------------------------------
                                                    $28,292            $27,254
==============================================================================


               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                           Three months ended
                                                               March 31
 ..............................................................................
                                                          1997            1996
 ..............................................................................
Cash flows - operating activities:
  Net earnings                                          $  377          $  119
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    ShareValue Trust appreciation change                   (98)
    Depreciation and amortization                          284             240
    Changes in assets and liabilities -
      Short-term investments                               (89)           (145)
      Accounts receivable                                 (231)             43
      Inventories, net of advances and progress billings  (361)           (290)
      Accounts payable and other liabilities               627             569
      Advances in excess of related costs                  101             111
      Income taxes payable and deferred                    293              24
      Other assets                                        (336)           (303)
      Accrued retiree health care                            1              43
------------------------------------------------------------------------------
        Net cash provided by operating activities          568             411
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                             (38)            (48)
  Customer financing reductions                             71             691
  Property, plant and equipment, net additions            (293)           (160)
------------------------------------------------------------------------------
        Net cash provided (used) by investing activities  (260)            483
------------------------------------------------------------------------------

Cash flows - financing activities:
  Long-term debt financing, net                             (8)           (254)
  Dividends paid                                          (101)            (86)
  Stock options exercised, other                           (32)            103
------------------------------------------------------------------------------
        Net cash used by financing activities             (141)           (237)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  167             657

Cash and cash equivalents at beginning of year           4,375           3,730
------------------------------------------------------------------------------

Cash and cash equivalents at end of 1st quarter         $4,542          $4,387
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

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1997, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report.


Note 2 - Earnings per Share

Net earnings per share are computed based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust, of 347.4 million and 344.8 million for the three-month periods ended March 31, 1997 and 1996. There is no material dilutive effect on net earnings per share due to common stock equivalents. See Note 10 regarding the ShareValue Trust.

Statement of Financial Accounting Standards No. 128, Earnings per Share, is required to be implemented in financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not anticipate that adoption of this Statement will have a material effect on earnings per share.


Note 3 - Federal Taxes on Income

The federal income tax provision rate of 31.7% for the first three months of 1997 is lower than the statutory rate principally due to a 4.3% reduction attributable to Foreign Sales Corporation tax benefits. For the first three months of 1996, the federal income tax provision rate was 30.0%, reflecting reductions from the statutory rate amounting to 5.3% for Foreign Sales Corporation tax benefits.

Net income tax payments (refunds) were $(129) and $0 for the three months ended March 31, 1997 and 1996.

Note 4 - Accounts Receivable

Accounts receivable consisted of the following:

                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................
Accounts receivable under
 U.S. Government contracts                           $1,503             $1,515
Accounts receivable from commercial
 and foreign military customers                         716                473
------------------------------------------------------------------------------
                                                     $2,219             $1,988
==============================================================================


Note 5 - Inventories

Inventories consisted of the following:

                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................
Commercial jet transport programs and
 long-term contracts in progress                    $16,672            $15,378
Commercial spare parts, general stock
 materials and other                                  1,184              1,150
------------------------------------------------------------------------------
                                                     17,856             16,528
Less advances and progress billings                 (10,556)            (9,589)
------------------------------------------------------------------------------
                                                    $ 7,300            $ 6,939
==============================================================================


Note 6 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:

                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................
Notes receivable                                       $220               $253
Investment in sales-type leases                         226                237
Operating lease aircraft, at cost,
 less accumulated depreciation of $83 and $77           254                258
------------------------------------------------------------------------------
                                                        700                748
Less valuation allowance                               (100)              (100)
------------------------------------------------------------------------------
                                                       $600               $648
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Note 7 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................
Accounts payable                                     $3,827             $3,554
Accrued compensation and employee benefit costs       1,526              1,597
Lease and other deposits                                459                399
Other                                                 2,034              1,756
------------------------------------------------------------------------------
                                                     $7,846             $7,306
==============================================================================


Note 8 - Long-Term Debt

Long-term debt consisted of the following:
                                                   March 31        December 31
                                                       1997               1996
 ..............................................................................

Unsecured debentures and notes:
  7 5/8%  due Feb.  17, 1998                         $  304             $  306
  8 7/8%  due Sep.  15, 1999                            318                319
  8 3/8%  due Feb.  15, 2001                            212                212
  6 3/4%  due Sep.  15, 2002                            297                297
  6.35%   due Jun.  15, 2003                            300                299
  7 7/8%  due Feb.  15, 2005                            210                210
  6 5/8%  due Jun.   1, 2005                            290                290
  8 1/10% due Nov.  15, 2006                            175                175
  8 3/4%  due Aug.  15, 2021                            398                398
  7.95%   due Aug.  15, 2024                            300                300
  7 1/4%  due Jun.  15, 2025                            247                247
  8 3/4%  due Sep.  15, 2031                            248                248
  8 5/8%  due Nov.  15, 2031                            173                173
  7.50%   due Aug.  15, 2042                            100                100
  7 7/8%  due Apr.  15, 2043                            173                173
  6 7/8%  due Oct.  15, 2043                            125                125
Other notes                                             100                121
Less current portion                                   (318)               (13)
------------------------------------------------------------------------------
                                                     $3,652             $3,980
==============================================================================

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $2,037 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $77 and $55 for the three-month periods ended March 31, 1997 and 1996, and interest payments were $99 and $60.

Note 9 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1997 and 1996, consisted of the following:

(Shares in thousands)
 ..............................................................................
                                                   1997             1996
                                              Shares   Amount   Shares  Amount
 ..............................................................................
Common stock
 Beginning balance - January 1               360,438  $ 1,802  349,257  $1,746
  Shares issued for incentive stock plans        326        2
------------------------------------------------------------------------------
 Ending balance - March 31                   360,764  $ 1,804  349,257  $1,746
==============================================================================

Additional paid-in capital
 Beginning balance - January 1                        $ 1,951           $  615
  Treasury shares issued for incentive
   stock plans, net                                       (14)              (2)
  Tax benefit related to incentive stock plans             11               25
  Stock appreciation rights expired or surrendered          2                3
  ShareValue Trust market value adjustment               (100)
------------------------------------------------------------------------------
 Ending balance - March 31                            $ 1,850           $  641
==============================================================================

Treasury stock
 Beginning balance - January 1                    15  $    (1)   5,304  $ (209)
  Treasury shares issued for incentive
   stock plans, net                             (398)      42   (1,995)     77
  Treasury shares acquired                       700      (74)
  Shares transferred from ShareValue Trust         3        0
------------------------------------------------------------------------------
 Ending balance - March 31                       320  $   (33)   3,309  $ (132)
==============================================================================

Retained earnings
 Beginning balance - January 1                        $ 8,447           $7,746
  Net earnings                                            377              119
------------------------------------------------------------------------------
 Ending balance - March 31                            $ 8,824           $7,865
==============================================================================

ShareValue Trust
 Beginning balance - January 1                13,060  $(1,258)       0  $    0
  Shares transferred to treasury stock            (3)       0
  Shares acquired from dividend reinvestment      35        0
  Market value adjustment                                 100
  Accrual of appreciation                          0      (98)
------------------------------------------------------------------------------
 Ending balance - March 31                    13,092  $(1,256)       0  $    0
==============================================================================

On February 24, 1997, the Board of Directors declared a 2-for-1 stock split pending approval by shareholders to increase the number of authorized stock from 610,000,000 to 1,220,000,000 at the Company's Annual Meeting, April 28, 1997. Approval of this increase in the authorized capital stock of the Company was made at the Company's Annual Meeting. The record date for the stock split is May 16, 1997, with a distribution date of June 6, 1997.



Note 10 - ShareValue Trust

In July 1996, the Company established a self-sufficient, irrevocable 12-year trust, the ShareValue Trust, designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. As of March 31, 1997, the Trust has acquired 13,012,730 shares of the Company's common stock, equivalent to $1,150 of market value based upon a stock price of $88 3/8, which was the average price per share on June 28, 1996, plus 79,190 shares acquired from reinvested dividends. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. If the term of the Trust is not extended beyond the initial irrevocable 12-year period, any residual trust balance will revert to the Company.

Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of the ShareValue Trust fund has increased above a pre-defined threshold amount of 3% per annum at the end of that fund's investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. At the end of each investment period, a new, four-year investment period will begin, resulting in overlapping periods, with potential distributions every two years. The Trust fund market value after distribution will be the base from which the distributable market value appreciation over the threshold for the succeeding investment period will be determined.

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distributions, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. As of March 31, 1997, the increased value of the funds exceeded the thresholds by $35.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding for registration purposes and dividend payments. The ShareValue Trust is adjusted to market value at each reporting period, with an offsetting adjustment to additional paid-in capital.

Note 11 - Proposed Merger with McDonnell Douglas

On December 15, 1996, the Company and McDonnell Douglas Corporation jointly announced the signing of a merger agreement. The agreement provides that upon effectiveness of the merger, which is scheduled to be completed in the third quarter of 1997, McDonnell Douglas shareholders will be entitled to receive .65 of a share of Boeing common stock for each share of McDonnell Douglas common stock. As a result of the pending
2-for-1 split of Boeing stock, which will take effect on June 6, 1997, the exchange ratio has been adjusted to 1.3 shares of Boeing common stock for each share of McDonnell Douglas common stock. (Cash will be issued in lieu of fractional shares.) The merger is expected to result in the issuance of approximately 276 million additional split-adjusted shares of the Company stock.

The merger is subject to approval by certain regulatory agencies, approval by McDonnell Douglas shareholders, and authorization by Company shareholders of the issuance of additional shares of Boeing stock in exchange for McDonnell Douglas stock. It is intended to be accounted for as a pooling-of-interests transaction. The merged companies will operate under the name of The Boeing Company. Combined sales for the companies would have been approximately $36,500 in 1996 before consideration of intercompany transactions and conforming accounting methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Sales of $7.3 billion for the first three months of 1997 were 70% higher than sales for the comparable period of 1996. A total of 68 commercial jet aircraft were delivered, compared with 40 in the first three months of 1996 when deliveries were limited by the recovery in production rates following the 10-week strike in the fourth quarter of 1995. Approximately 340 commercial aircraft deliveries are currently projected for the full year 1997, compared with 218 in 1996. Total sales for 1997 are projected to be in the $33 billion range, compared with $22.7 billion in 1996.

Sales by business segment were as follows ($ in millions):

                                         First Three Months
                                         ------------------
                                            1997       1996
                                            ----       ----
        Commercial aircraft               $5,336     $3,016
        Defense and space                  1,982      1,277
                                          ------     ------
                Total                     $7,318     $4,293
                                          ======     ======


Commercial jet transport deliveries were as follows:

                                         First Three Months
                                         ------------------
             Model                          1997       1996
             -----                          ----       ----
              737                             25         15
              747                             10          3
              757                             12          7
              767                             11          7
              777                             10          8
                                            ----       ----
                Total                         68         40
                                            ====       ====

|-----------------------------------------------------------------------------|
 Forward-Looking Information Is Subject to Risk and Uncertainty

 Certain statements in the financial discussion and analysis by management contain "forwarding-looking" information that involves risk and uncertainty, including projections for deliveries, sales, research and development expense, and other trend projections. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S.
 Government and foreign governments; other regulatory uncertainies;
 collective bargaining labor disputes; performance issues with key suppliers and subcontractors; governmental export and import policies;
 factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic growth; changing priorities or reductions in the
 U.S. Government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; and
 legal proceedings.
|-----------------------------------------------------------------------------|



Net earnings before and after the effect of the ShareValue Trust (SVT) accounting were as follows ($ in millions except per share data):

                                         First Three Months
                                         ------------------
                                            1997       1996
                                            ----       ----
Net earnings:
  As reported with SVT accounting           $377       $119
  SVT after-tax credit                        64
                                            ----       ----
  Without SVT accounting                    $313       $119
                                            ====       ====

Earnings per share:
  As reported with SVT accounting          $1.09       $.35
  Without SVT accounting                   $ .87       $.35

Average shares outstanding (in millions):
  As reported with SVT accounting          347.4      344.8
  Without SVT accounting                   360.5      344.8


The higher net earnings for the three-month period, excluding the ShareValue Trust accounting impact, were primarily attributable to more commercial aircraft deliveries and the first full quarter of operating earnings associated with the defense and space units acquired from Rockwell International Corporation. Partially offsetting these factors were higher research and development expense for the commercial aircraft and defense and space segments, increased interest expense from the Rockwell defense and space acquisition, development expenses from the Sea Launch commercial space joint venture and the Bell Boeing 609 commercial tiltrotor joint venture, and a higher effective income tax rate.

The higher effective income tax rate for the first quarter of 1997, compared with the first quarter of 1996, was primarily due to the non-deductibility of goodwill amortization associated with the acquisition of the Rockwell defense and space business. The effective tax rate for the first quarter of 1997 reflects the current estimated annualized rate for 1997.

The overall operating earnings margin, exclusive of research and development expense and joint venture development costs ($17 million in 1997, compared with $1 million in 1996), was 10.9% for the first quarter of 1997, compared with 10.4% for the first quarter of 1996. Margins for the balance of 1997 are expected to be somewhat lower due to the increasing number of 777 deliveries and the initial deliveries of the 737-700 in the fourth quarter. Relative to established programs, new commercial jet aircraft programs normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of a program averaged over the initial production quantity (400 aircraft for the 777).

Research and development expense totaled $343 million for the quarter, compared with $293 million for the same period of 1996. Significant items in the first quarter of 1997 included final testing and certification of the longer-range 777-200, initial design on a stretched version of the 757 and continued effort on the 737 derivatives (737-600,-700,-800). A decision was made in the first quarter to defer further effort on larger versions of the 747 and to emphasize development of 767 and 777 derivatives. Research and development for the full year 1997 is currently projected to be comparable with the 1995 and 1996 levels of $1.3 billion and $1.2 billion.

The rapid increase in employment and parts requirements associated with increased commercial aircraft production rates has resulted in a near-term decline in productivity at company facilities and at some supplier locations. Overtime work in engineering and production areas has been at high levels. It is expected that this condition will continue for the next several months. In the longer term, progress continues to be made in developing and implementing design and production systems to improve efficiency and reduce cycle times.

Competition for new orders remains intense. While airline profitability has improved markedly in the last two years, airline fares continue to trend downward, and capital expenditures and operational cost management are critical to airlines maintaining adequate profit margins. The economic decision to purchase new aircraft must offer long-term cash flow benefits and be balanced against alternatives such as available used aircraft and the refurbishment of existing aircraft.

In the first quarter, the longer-range 777-200 was certified, and initial deliveries commenced. Final assembly began on the 777-300, a stretched derivative of the 777, with first delivery scheduled in 1998. The Company is also studying longer-range 777 versions. Delta Air Lines announced that it intends to place a long-term order that includes the new derivative 767-400ERX, to be delivered in the year 2000. Product development continues on schedule for the 737 derivatives (737-600,-700,-800), with the successful first flight of the 737-700 having taken place in February. Certification and first delivery are planned for the fourth quarter of 1997.

During the first quarter, the Company's defense and space segment successfully completed flight testing on the first of four 767 Airborne Warning and Control System (AWACS) aircraft for the government of Japan. Delivery of the first two completed AWACS aircraft is scheduled for March 1998, with the remaining two aircraft scheduled for delivery in 1999. The segment also completed first flight of the first of four Engineering and Manufacturing Development (EMD) Bell Boeing V-22s, marking the beginning of that flight test program. The Bell Boeing team is also working on a $1.4 billion Low-Rate Initial Production
(LRIP) contract awarded in June 1996 by the U.S. Naval Air Systems Command. Boeing has definitized a $1.4 billion subcontract with the United Space Alliance to provide Space Shuttle modifications and engineering support for integration and operations activities. Headquartered in Houston, Texas, the United Space Alliance is a Boeing and Lockheed Martin joint venture in which the partners share equally. Rockwell International was initially in the venture with Lockheed Martin.


Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $5.5 billion at March 31, 1997, and total long-term debt at 26% of total shareholders' equity plus debt. The Company continues to maintain its $2.0 billion revolving credit line.


Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):

                                        March 31    Dec. 31
                                            1997       1996
                                        --------    -------
        Commercial aircraft                $79.8      $79.2
        Defense and space                    9.4        8.5
                                           -----      -----
          Total                            $89.2      $87.7
                                           =====      =====

Unobligated U.S. Government contract funding not included in backlog totaled $9.2 billion at March 31, 1997, and $9.0 billion at December 31, 1996.

Proposed Merger with McDonnell Douglas
--------------------------------------

The proposed merger of Boeing and McDonnell Douglas remains in the regulatory approval process. Initial filings have been made by both companies with the U.S. Federal Trade Commission and the European Commission. The commissions are each conducting in-depth investigations and have requested supplementary information. The merger is subject to approval by shareholders of both companies and is anticipated to be completed in the third quarter of 1997.





                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of March 31, 1997, the consolidated statements of net earnings for the three-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of March 31, 1997, the related consolidated statements of net earnings for the three-month periods ended March 31, 1997 and 1996, and the consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1996, and the related consolidated statements of net earnings and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington


April 28, 1997

                         PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Shareholders was held on April 28, 1997.

        (b) At the Annual Meeting, in an uncontested election, three nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2000 and one nominee, Harold J. Haynes, was elected for a one-year term expiring on the date of the annual meeting in 1998. The votes were as follows (in thousands):

                                             For         Withheld
                                           ----------------------
             Paul E. Gray                  284,521         2,798
             Harold J. Haynes              284,416         2,903
             Frank Shrontz                 284,504         2,815
             George H. Weyerhaeuser        284,386         2,933

             The terms of the following directors continued after the annual meeting:

             John E. Bryson
             Philip M. Condit
             John B. Fery
             Donald E. Petersen
             Charles M. Pigott
             Rozanne L. Ridgway

        (c) A management proposal to amend the Restated Certificate of Incorporation to increase authorized capital stock was approved. A management proposal for adoption of The Boeing Company 1997 Incentive Stock Plan for Employees was approved. A management proposal to amend the Incentive Compensation Plan for Officers and Employees of The Boeing Company and subsidiaries was approved. A shareholder proposal to commission a subcommittee of the Board of Directors to develop criteria for the acceptance and implementation of military contracts and to report these criteria at the 1998 Annual Meeting was defeated. A shareholder proposal to request the Board adopt human rights criteria for its business operations in or with the People's Republic of China was defeated. A shareholder proposal requesting annual election of directors was defeated. The votes on these proposals were as follows (in thousands):


                                          For    Against   Abstentions Nonvotes
                                      -----------------------------------------
             Capital stock increase     234,218    5,738        1,207    46,156
             1997 Incentive Stock Plan  274,499   10,917        1,903
             Incentive Compensation     267,408   17,453        2,458
             Military sales criteria      9,169  219,502       12,491    46,157
             People's Republic of China   9,724  209,905       21,534    46,156
             Directors annual election  114,940  122,870        3,353    46,156

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
             (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Secession.
                  (i) Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996 (herein referred to as "1996 Form 10-K").)
             (10) Material Contracts.
               o  Management Contracts and Compensatory Plans.
                  (i) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended
                       April 28, 1997.  Filed herewith.
                  (ii) 1997 Incentive Stock Plan for Employees. (Exhibit 99.1
                       to the Form S-8, Registration No. 333-26878. (File No. 1-442 filed May 12, 1997.))
             (15) Letter from independent accountants regarding unaudited interim financial information.  Page 19.


        (b)  Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter covered by this report.



                                - - - - - - -


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE BOEING COMPANY
                                            ------------------------
                                                   (Registrant)



     May 13, 1997                               /s/ Gary W. Beil
   ---------------                          ------------------------
        (Date)                                    Gary W. Beil
                                          Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of March 31, 1997, the consolidated statements of net earnings for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods ended March 31, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.









May 13, 1997


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the three-month periods ended March 31, 1997 and 1996, as indicated in our report dated April 28, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, and 333-26867 of The Boeing
Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

                               Exhibit (10) (i)
            Incentive Compensation Plan for Officers and Employees
                    of The Boeing Company and Subsidiaries
                           (As Amended and Restated)

1.   Definitions.

     As used in this plan (the "Plan"), the following terms have the meanings set forth below:

     "Board of Directors" means the Board of Directors of The Boeing Company; "BSU" means Boeing Stock Unit, as described in Section 5.2;
     "Common Stock" means the common stock of The Boeing Company;
     "Company" means The Boeing Company;
     "Committee" means the Compensation Committee of the Board of Directors; "Covered Employee" means each of (i) an employee of the Company who on the last day of the year with respect to which an award is made is (or serves in the capacity of) the Company's Chief Executive Officer and
       (ii) the four most highly compensated executive officers of the Company, other than the Company's Chief Executive Officer, whose total compensation for that year is reported to Company shareholders in accordance with the provisions of the Securities Exchange Act of 1934, as amended. "Earnings Credit BSUs" has the meaning given in Section 5.2;
     "Exchange" means the New York Stock Exchange;
     "Fair Market Value" means, as to a particular day, the mean of the high and low per share trading prices for the Common Stock as reported for such day in The Wall Street Journal or in such other source as the Committee deems reliable. "Plan Earnings" for a particular year means the net earnings of the Company for such hear, as reported on the Company's consolidated financial statement included in its Annual
       Report on Form 10-K for such year, adjusted to eliminate the following:
        (i)    federal and state taxes on income,
        (ii)   awards under the Plan,
        (iii) restructuring or similar charges to the extent they are separately disclosed in such Annual Report,
        (iv)   the effect of changes in accounting principles,
        (v) the effect on net earnings for the accrued distributable appreciation of the Company's ShareValue Program, and
        (vi) "extraordinary items" determined under generally accepted accounting principles;
       "Subsidiary" means any corporation or association more than 50% of the voting securities of which are owned directly or indirectly by the Company or by one or more of its other subsidiaries and the accounts of which are customarily consolidated with those of the Company for the purpose of reporting to stockholders.

2.   Committee.

     The Committee shall have full power and authority to administer the Plan, and to construe and interpret its terms and provisions. Decisions of the Committee shall be final and binding upon all parties.

3.   Eligibility.

3.1  Key Employees.

     Officers and employees of the Company and its Subsidiaries who hold executive, administrative, supervisory, technical or other key positions shall be eligible for participation under the Plan, and participants shall for the most part be selected from among members of this group. None of the members of the Committee and no director of the Company or of a Subsidiary who is not also an officer or employee of the Company or of a Subsidiary shall be eligible for participation under the Plan.

3.2  Special Contributors; Former Employees.

     Awards may also be made under the Plan to employees not holding executive, administrative, supervisory, technical or other key positions who have, nevertheless, made a substantial contribution to the success of the Company and its Subsidiaries. In addition, a former employee who has either
     (a) retired under the employee retirement plan of the Company or of a Subsidiary or

     (b) left the service of the Company or of a Subsidiary to enter the armed services and who would have been eligible for an award but for such retirement or termination of service, may be eligible for an award for the year in which such employee retires or so leaves the service of the Company or of a Subsidiary. In the case of a former employee who would have been eligible for an award but for death, an award may be granted to the surviving spouse or children or to the estate of such former employee, as the Committee may determine in its sole discretion.

4.   Making Awards.

4.1  Committee Authority.
     The Committee shall make awards, subject to the limitations herein, to such individuals within the eligible group and in such amounts and at such times as, in the Committee's judgment, shall best serve the interest of the Company and its Subsidiaries at that time, taking into account each individual's job performance and contributions to the success of the Company and its Subsidiaries.

     Except as provided in Section 4.2, the Committee shall have complete discretion in determining to whom awards under the Plan shall be made and when awards shall be paid, including whether all or any portion of any award shall be paid in installments over two or more years; provided, however, in making awards the Committee shall request and consider the recommendations of the Chief Executive Officer of the Company and others whom it may designate.

4.2 Delegation of Award-making Authority and Award Recommendations. The Committee may, at such time or times as it may elect, authorize the Chief Executive Officer of the Company who in turn may authorize other executives of the Company to make additional awards subject to the limitations herein provided, in amounts not exceeding an aggregate amount and under conditions determined by the Committee. In making recommendations to the Committee and in making awards authorized by the Committee, the Chief Executive Officer of the Company shall request and consider the recommendations of other officers and supervisory employees of the Company and its Subsidiaries.
4.3 Forms of Awards. Awards may be made entirely in cash, in Common Stock, in stock units, or in any combination thereof as determined by the Committee; provided, however, awards made by the Chief Executive Officer or other authorized executives of the Company shall be made only in cash or Common Stock or a combination thereof.

4.4  Limits on Awards.

     4.4.1 Limit on the Number of Shares Awarded. Not more than five million (5,000,000) shares of Common Stock may be used for the purpose of making awards under the Plan. The number of shares awarded under this Plan in any one year shall be consistent with the total number of shares identified in this Section 4.4 being available over the projected twenty year minimum life of the Plan.

     4.4.2 Annual Limit on Value of Awards. The aggregate value of all awards granted under the Plan (including awards granted under Section 4.5 to Covered Employees) in any one calendar year shall not exceed 6% of Plan Earnings for the previous year.

4.5  Awards to Covered Employees.

     Notwithstanding any other provisions of this Section 4, any award under the plan to a Covered Employee must satisfy the requirements of this Section 4.5. The purpose of this Section 4.5 is to ensure compliance by the Plan with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, related to performance-based compensation. Covered Employee status is determined for the year with respect to which the award is made, rather the year of payment.

     Awards to Covered Employees are subject to:

     (a) approval of this Plan and of the criterion stated in Section 4.5.1 by the shareholders of the Company;

     (b) the maximum amount that may be awarded to any Covered Employee under the Plan for any year as stated in Section 4.5.1; and

     (c)  approval by the Committee.

     4.5.1     Criterion; Maximum Awards.

     The maximum potential awards under the Plan to Covered Employees for any year shall be the respective percentages of Plan Earnings for such year as follows:

                                            Maximum Potential Award as
      Covered Employee                      Percentage of Plan Earnings
---------------------------------          --------------------------------
Chief Executive Officer                     Three-tenths of one percent (0.3%)

The most highly compensated
Covered Employee other than                 Two-tenths of one percent (0.2%)
the Chief Executive Officer

Each other Covered Employee                 One-sixth of one percent (0.16%)
----------------------------------          ----------------------------------
              Total                                 One percent (1.0%)

     4.5.2 Shareholder Approval of Performance Goal.

     The criterion established in Section 4.5.1 on which awards under the Plan are based shall first apply in year 1997, but such criterion and any awards based thereon shall be conditional upon a vote of the shareholders of the Company approving the Plan and the criterion and performance goal stated herein.

     4.5.3 Approval; Committee Discretion.

     The Committee shall make a determination in writing as to whether the Covered Employees have met the performance goal for each year. The Committee may, in its sole discretion, reduce amounts of awards to all or any of the Covered Employees from the maximum potential awards allocated by application of Section 4.5.1. No such reduction shall increase the amount of the award payable to any other Covered Employee. The Committee shall determine the amount of any reduction in a Covered Employee's award on the basis of such factors as it deems relevant, and it shall not be required to establish any allocation or weighting component with respect to the factors it considers. The Committee shall have no discretion to increase any award above the amount determined by application of
     Section 4.5.1.

5.   Certain Types of Awards.

5.1  Long-term Incentive Program.

     Subject to the other terms and conditions of this Plan, the Committee may make awards, in capital stock of the Company or otherwise, to selected senior executives within the eligible group pursuant to a program adopted by the Committee providing for long-term incentive awards; and the committee may in connection therewith reduce other awards under the Plan to such executives.

5.2  BSUs.

     Subject to the other terms and conditions of the Plan, the Committee may direct that all or part of an award shall be made in the form of BSUs. BSU awards shall be subject to the following terms and conditions:

     5.2.1 Calculation of Award Amount. A participant shall be credited with BSUs equal in number to either

            (i)  the number of shares specified in the grant of the award or

            (ii) the number of shares of Common Stock that could be purchased with the BSU portion of an award otherwise denominated in cash, based on the Fair Market Value of such stock on the day of the award (or on the next business day on which the Exchange is open, if the Exchange is closed on the day of the award) excluding commissions, taxes and other charges. Such number shall be carried to two decimal places.

            For purposes of the Plan, a "participant" includes an employee or former employee having a BSU account under the Plan; and the number of BSUs in a participant's account shall be appropriately adjusted to reflect stock splits, stock dividends and other like adjustments in the Common Stock.

     5.2.2 Participant Accounts. The Company shall maintain accounts for each participant to whom BSUs have been credited, and shall annually report to each participant his or her BSU account balance.

     5.2.3 Vesting of BSU Awards. BSUs shall vest three years after the date the award is made or (if earlier) on the date the participant dies, retires, is laid off, or becomes disabled and entitled to Disability Retirement Income under the Company's employee retirement plan or under comparable provisions of a Subsidiary's retirement plan.

     5.2.4 Earnings Credit on BSU Awards. Each participant's BSU account shall be credited with Earnings Credit BSUs equal in number to the number of shares of Common Stock that could be purchased with the cash dividends that would be payable on the number of shares of Common Stock that equals the number of BSUs in such participant's account. Determination of the number of shares so to be credited shall be made in the manner described in
            Section 5.2.1 as to cash-denominated awards, as of each dividend payment date for the Common Stock. Participants shall be notified annually of the number of Earnings Credit BSUs in their accounts. Earnings Credit BSUs shall vest at the same time as the BSUs with which they are associated.

     5.2.5 Forfeiture of Non-vested BSU Awards. If a participant's employment with the Company or a Subsidiary terminates prior to the expiration of three years from the date an award is made, for any reason other than death, retirement, layoff, or disability, the participant's BSUs from such award shall be forfeited and canceled. Earnings Credit BSUs shall be forfeited and canceled along with the BSUs with which they are associated.

     5.2.6 BSU Awards Payable in Cash or Stock. Distributions from a participant's BSU account shall be made as soon as reasonably possible after the vesting date of the BSUs. In the absence of an election to the contrary by the participant, distributions shall be in cash. A cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the vesting date, unless some other date is prescribed by the Committee), of that number of whole shares of Common Stock equal to the whole number of vested BSUs in the participant's account on such date, based on the Fair Market Value of such stock on that date (or on the next day on which the Exchange is open, if the Exchange is closed on the date as of which the distribution is calculated). Any distribution in stock shall be in whole shares of Common Stock equal in number to the whole number of vested BSUs in the participant's account, adjusted in accordance with Section 5.2.7. No fractional shares shall be distributed, and any account balance remaining after a stock distribution shall be added to the required withholdings provided for in Section 5.2.7.

     5.2.7 Deferral of BSU Awards. Participants may elect to defer distribution of vested BSUs through the Company's Deferred Compensation Plan. Such deferral elections must be made in the manner and at the times prescribed in that plan.

6.   Distribution of Awards.

6.1  Terms; Deferred Payment.
     Distribution of awards shall be governed by the terms and conditions applicable to such awards, as determined by the Committee or its delegate. An award, the payment of which is to be deferred pursuant to the terms of an employment agreement, shall be paid as provided by the terms of such agreement. Awards or portions thereof deferred pursuant to the Company's Deferred Compensation Plan or other deferral arrangement shall be paid as provided in such plan or arrangement. Any other awards the payment of which has been deferred, in whole or in part, shall be paid as determined by the Committee.

6.2 Deductions. The Company shall deduct from the payment of each award any withholdings required by law or required by Section 5.2.6; and the Company may deduct any amounts due from the recipient to the Company or a Subsidiary.

6.3 Notice; Distribution Date. The Committee or its delegates shall advise participants of their awards under the Plan, and shall fix the distribution date or dates for such awards. Awards shall be paid on the distribution date or as soon thereafter as reasonably possible. The number of shares of stock to be issued in payment of awards otherwise denominated in cash shall be determined based on the closing trading price per share of the Common Stock as reported for the business day immediately preceding the applicable distribution date in The Wall Street
     Journal or in such other source as the Committee deems reliable.

7.   Repeal; Amendments.

     The Plan and any and all provisions hereof may be repealed or amended either:
      (a) by the affirmative vote of the holders of record of a majority of the shares of stock present in person or by proxy and entitled to vote at any meeting of the shareholders of the Company at which a quorum is present if the notice of such meeting sets forth the form of the proposal for such repeal or amendment or a summary thereof, or

     (b) by the affirmative vote of a majority of the Board of Directors at any meeting if the notice of such meeting sets forth the form of the proposal for such repeal or amendment of a summary thereof; provided, however, that the Company's shareholders must also approve, by a vote meeting the requirements of clause (a) above, any amendment which would:
          (i) amend Section 4.4.1 so as to increase the number of shares available for issuance under the Plan, or
          (ii) amend Section 4.5.1 so as to change the criterion or goal governing the amount which may be awarded to any Covered Employee or the formula used to determine such amount, or
          (iii) change the definition of Covered Employee, or
          (iv)  amend this Section 7.

     No repeal or amendment of the Plan shall operate to annul or modify any award previously made under the Plan.

8.   Nonassignability.

     No awards authorized or made pursuant to the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, execution, attachment, garnishment or any other legal process and any attempt to subject an award to any of the foregoing shall be void.