Form 10-Q
period 1997-06-30
BOEING CO
filed 1997-08-14
CIK 12927

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




                       For the quarterly period ended
                                June 30, 1997


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

As of August 8, 1997, there were 1,001,257,711 shares of common stock, $5.00 par value, issued and outstanding.

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


                                        Six months ended    Three months ended
                                             June 30              June 30
------------------------------------------------------------------------------
                                         1997       1996      1997        1996
------------------------------------------------------------------------------
Sales and other operating revenues    $16,607    $10,568    $9,289      $6,275
Costs and expenses                     15,633      9,930     8,756       5,791
------------------------------------------------------------------------------
Earnings from operations                  974        638       533         484
Other income, principally interest        165        128        91          71
Interest and debt expense                (119)       (75)      (58)        (34)
ShareValue Trust appreciation change       (2)                (100)
------------------------------------------------------------------------------
Earnings before federal taxes on income 1,018        691       466         521
Federal taxes on income                   307        104       132          53
------------------------------------------------------------------------------
Net earnings                          $   711    $   587    $  334      $  468
==============================================================================


Earnings per share                      $1.02      $ .85     $ .48       $ .68
==============================================================================


Cash dividends per share                $ .28      $ .26     $ .14       $ .14
==============================================================================

















               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)

                                                       June 30     December 31
                                                          1997            1996
------------------------------------------------------------------------------
                                                    (Unaudited)
Assets
------------------------------------------------------------------------------
Cash and cash equivalents                              $ 5,413         $ 4,375
Short-term investments                                     968             883
Accounts receivable                                      2,056           1,988
Current portion of customer financing                      193             150
Deferred income taxes                                      368             745
Inventories, net of advances and progress billings       7,497           6,939
------------------------------------------------------------------------------
  Total current assets                                  16,495          15,080
Customer financing                                         508             648
Property, plant and equipment, net                       6,814           6,813
Deferred income taxes                                      511             415
Goodwill                                                 2,437           2,478
Prepaid pension expense                                  1,910           1,708
Other assets                                               186             112
------------------------------------------------------------------------------
                                                       $28,861         $27,254
==============================================================================


Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Accounts payable and other liabilities                 $ 8,383         $ 7,306
Advances in excess of related costs                      1,002             973
Income taxes payable                                       404             350
Current portion of long-term debt                          316              13
------------------------------------------------------------------------------
  Total current liabilities                             10,105           8,642
Accrued retiree health care                              3,694           3,691
Long-term debt                                           3,619           3,980
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 721,780,808 and 720,875,336           3,609           1,802
  Additional paid-in capital                             1,941           1,951
  Treasury shares, at cost - 20,747 and 30,440              (1)             (1)
  Retained earnings                                      7,152           8,447
  ShareValue Trust shares - 26,249,537 and 26,119,702   (1,258)         (1,258)
------------------------------------------------------------------------------
  Total shareholders' equity                            11,443          10,941
------------------------------------------------------------------------------
                                                       $28,861         $27,254
==============================================================================




               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                              Six months ended
                                                                  June 30
------------------------------------------------------------------------------
                                                            1997          1996
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                            $  711        $  587
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    ShareValue Trust appreciation change                       2
    Depreciation and amortization                            600           496
    Changes in assets and liabilities -
      Short-term investments                                 (85)         (783)
      Accounts receivable                                    (68)          165
      Inventories, net of advances and progress billings    (558)          668
      Accounts payable and other liabilities               1,063           123
      Advances in excess of related costs                     29           150
      Income taxes payable and deferred                      335           101
      Other assets                                          (276)         (312)
      Accrued retiree health care                              3            62
------------------------------------------------------------------------------
        Net cash provided by operating activities          1,756         1,257
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing additions                               (99)         (400)
  Customer financing reductions                              183         1,009
  Property, plant and equipment, net additions              (546)         (363)
------------------------------------------------------------------------------
        Net cash provided (used) by investing activities    (462)          246
------------------------------------------------------------------------------

Cash flows - financing activities:
  Long-term debt financing, net                              (40)         (256)
  Dividends paid                                            (202)         (183)
  Treasury stock acquired, stock options exercised, net      (14)           63
------------------------------------------------------------------------------
        Net cash used by financing activities               (256)         (376)
------------------------------------------------------------------------------

Net increase in cash and cash equivalents                  1,038         1,127

Cash and cash equivalents at beginning of year             4,375         3,730
------------------------------------------------------------------------------

Cash and cash equivalents at end of 2nd quarter           $5,413        $4,857
==============================================================================




               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)



Note 1 - Merger With McDonnell Douglas Corporation Subsequent to June 30, 1997

Effective August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock was issued for each share of McDonnell Douglas stock outstanding. Approximately 279 million shares were issued in connection with the merger. The combined company will operate in the name of The Boeing Company.

The merger will be accounted for as a pooling-of-interests. Accordingly, except for adjustments to reflect conformed accounting policies (principally associated with applying the Company's method of revenue recognition for fixed-price contracts), the historical results of operations of the two companies will be combined, and no acquisition revaluations or goodwill will be recorded. Combined reporting of the merged Company will be effective beginning third quarter 1997.

The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.


Note 2 - Consolidated Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1997, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report.


Note 3 - Earnings per Share

Net earnings per share are computed based on the weighted average number of shares outstanding excluding the outstanding shares held by the ShareValue Trust (694.9 million and 690.7 million for the six-month periods ended June 30, 1997 and 1996). There is no material dilutive effect on net earnings per share due to common stock equivalents. See
Note 11 regarding the ShareValue Trust.

Statement of Financial Accounting Standards No. 128, Earnings per Share, is required to be implemented in financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not anticipate that adoption of this Statement will have a material effect on earnings per share.

Note 4 - Federal Taxes on Income

The federal income tax provision rate of 30.2% for the first six months of 1997 is lower than the statutory rate principally due to a 5.1% reduction attributable to Foreign Sales Corporation tax benefits. For the first six months of 1996, the federal income tax provision rate was 15.0%, reflecting reductions from the statutory rate of 13.8% for a $95 one-time tax benefit related to prior years' investment tax credits and a 4.9% reduction attributable to Foreign Sales Corporation tax benefits.

Net income tax payments (refunds) were $(53) and $31 for the six months ended June 30, 1997 and 1996.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:
                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Accounts receivable under U.S. Government contracts       $1,476        $1,515
Accounts receivable from commercial
 and foreign military customers                              580           473
------------------------------------------------------------------------------
                                                          $2,056        $1,988
==============================================================================


Note 6 - Inventories

Inventories consisted of the following:


                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Commercial jet transport programs
 and long-term contracts in progress                     $17,009       $15,378
Commercial spare parts, general stock
 materials and other                                       1,236         1,150
------------------------------------------------------------------------------
                                                          18,245        16,528
Less advances and progress billings                      (10,748)       (9,589)
------------------------------------------------------------------------------
                                                         $ 7,497       $ 6,939
==============================================================================

Note 7 - Customer Financing

Long-term customer financing, less current portion, consisted of the following:
                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Notes receivable                                           $ 175         $ 253
Investment in sales-type leases                              185           237
Operating lease aircraft, at cost,
 less accumulated depreciation of $89 and $77                248           258
------------------------------------------------------------------------------
                                                             608           748
Less valuation allowance                                    (100)         (100)
------------------------------------------------------------------------------
                                                           $ 508         $ 648
==============================================================================


Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Accounts payable                                          $3,997        $3,554
Accrued compensation and employee benefit costs            1,756         1,597
Lease and other deposits                                     784           399
Other                                                      1,846         1,756
------------------------------------------------------------------------------
                                                          $8,383        $7,306
==============================================================================

Note 9 - Long-Term Debt

Long-term debt consisted of the following:

                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Unsecured debentures and notes:
  7 5/8%  due Feb. 17, 1998                               $  303        $  306
  8 7/8%  due Sep. 15, 1999                                  314           319
  8 3/8%  due Feb. 15, 2001                                  183           212
  6 3/4%  due Sep. 15, 2002                                  298           297
  6.35%   due Jun. 15, 2003                                  300           299
  7 7/8%  due Feb. 15, 2005                                  209           210
  6 5/8%  due Jun.  1, 2005                                  291           290
  8 1/10% due Nov. 15, 2006                                  175           175
  8 3/4%  due Aug. 15, 2021                                  398           398
  7.95%   due Aug. 15, 2024                                  300           300
  7 1/4%  due Jun. 15, 2025                                  247           247
  8 3/4%  due Sep. 15, 2031                                  248           248
  8 5/8%  due Nov. 15, 2031                                  173           173
  7.50%   due Aug. 15, 2042                                  100           100
  7 7/8%  due Apr. 15, 2043                                  173           173
  6 7/8%  due Oct. 15, 2043                                  125           125
  Other notes                                                 98           121
Less current portion                                        (316)          (13)
------------------------------------------------------------------------------
                                                          $3,619        $3,980
==============================================================================

The Company has $2,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $2,122 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in debt agreements.

Total debt interest, including amounts capitalized, was $151 and $103 for the six-month periods ended June 30, 1997 and 1996, and interest payments were $157 and $108.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1997 and 1996, consisted of the following:

(Shares in thousands - all numbers of shares reflect 1997 2-for-1 stock split)
                                                 1997               1996
                                            Shares   Amount    Shares   Amount
------------------------------------------------------------------------------
Common Stock
  Beginning balance - January 1            720,875  $ 1,802   698,514  $ 1,746
   Shares issued for incentive stock plans     906        3
   Stock split, 2-for-1                               1,804
------------------------------------------------------------------------------
  Ending balance - June 30                 721,781  $ 3,609   698,514  $ 1,746
==============================================================================

Additional paid-in capital
  Beginning balance - January 1                     $ 1,951            $   615
   Treasury shares issued for incentive
    stock plans, net                                    (42)                (5)
   Tax benefit related to incentive
    stock plans                                          25                 34
   Stock appreciation rights expired or
    surrendered                                           5                  6
   ShareValue Trust market value adjustment               2
------------------------------------------------------------------------------
  Ending balance - June 30                          $ 1,941              $ 650
==============================================================================

Treasury stock
  Beginning balance - January 1                 30  $    (1)   10,608  $  (209)
   Treasury shares issued for incentive
    stock plans, net                        (1,228)      99    (5,522)     110
   Treasury shares acquired                  1,216      (99)    1,967      (82)
   Shares transferred from ShareValue Trust      3
------------------------------------------------------------------------------
  Ending balance - June 30                      21  $    (1)    7,053  $  (181)
==============================================================================

Retained earnings
  Beginning balance - January 1                     $ 8,447             $7,746
   Stock split, 2-for-1                              (1,804)
   Net earnings                                         711                587
   Cash dividends declared                             (202)              (194)
------------------------------------------------------------------------------
  Ending balance - June 30                          $ 7,152            $ 8,139
==============================================================================

ShareValue Trust
  Beginning balance - January 1             26,120  $(1,258)        0  $     0
   Shares transferred to treasury stock         (3)
   Shares acquired from dividend reinvestment  133
   Market value adjustment                               (2)
   Accrual of distributable appreciation                  2
------------------------------------------------------------------------------
  Ending balance - June 30                  26,250  $(1,258)        0  $     0
==============================================================================

The total number of shares of authorized stock was increased from 610 million to 1,220 million as a result of approval by shareholders at the Company's Annual Meeting on April 28, 1997, and a 2-for-1 stock split was effective as of the close of business June 6, 1997.


Note 11 - ShareValue Trust

In July 1996, the Company established a self-sufficient, irrevocable 12-year trust, the ShareValue Trust, designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. As of June 30, 1997, the Trust had acquired 26,025,460 shares of the Company's common stock, equivalent to $1,150 of market value based upon a stock price of $44 3/16, which was the average price per share on June 28, 1996, plus 224,077 shares acquired from reinvested dividends. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. If the term of the Trust is not extended beyond the initial irrevocable 12-year period, any residual trust balance will revert to the Company.

Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of the ShareValue Trust has increased above a pre-defined threshold amount of 3% per annum at the end of that fund's investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. At the end of each investment period, a new, four-year investment period will begin, resulting in overlapping periods with potential distributions every two years. The Trust fund market value after distribution will be the base from which the distributable market value appreciation over the threshold for the succeeding investment period will be determined.

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distribution obligations, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. As of June 30, 1997, the increased value of both current funds exceeded the thresholds by $135.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding for registration purposes and dividend payments. The ShareValue Trust is adjusted to market value at each reporting period, with an offsetting adjustment to additional paid-in capital.

As a result of the merger of McDonnell Douglas Corporation with a wholly-owned subsidiary of the Company effective August 1, 1997, McDonnell Douglas became a wholly-owned subsidiary of the Company. The approximately 60,000 employees of the McDonnell Douglas subsidiary are not currently participants in the ShareValue Trust. It is currently anticipated that these employees will become participants effective January 1, 1998. Additional funding of the ShareValue Trust is subject to approval by the Company's Board of Directors. The ShareValue Trust currently has approximately 150,000 active participants.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Note:	All "forward-looking" information in this Management's Discussion and Analysis of Financial Condition and Results of Operations is without consideration of the merger with McDonnell Douglas Corporation, which was effective August 1, 1997. Reporting for the combined Company will be effective beginning third quarter 1997.

Sales of $16.6 billion for the first six months of 1997 were 57% higher than sales for the comparable period of 1996. A total of 160 commercial jet aircraft were delivered, compared with 102 in the first six months of 1996. Approximately 340-350 commercial aircraft deliveries are currently projected for the full year 1997, compared with 218 in 1996. Total sales for 1997 are projected to be in the $34 billion range, compared with $22.7 billion in 1996.

Sales by business segment were as follows ($ in millions):

                                          First Six Months      Second Quarter
                                          ----------------      --------------
                                           1997       1996       1997     1996
                                           ----       ----       ----     ----
        Commercial aircraft             $12,551    $ 7,738     $7,215   $4,722
        Defense and space                 4,056      2,830      2,074    1,553
                                        -------    -------     ------   ------
                Total                   $16,607    $10,568     $9,289   $6,275
                                        =======    =======     ======   ======


Sales for 1997 include the operations of the defense and space units acquired from Rockwell International Corporation in December 1996.

Commercial jet transport deliveries were as follows:

                                          First Six Months      Second Quarter
                                          ----------------      --------------
                 Model                     1997       1996       1997     1996
                 -----                     ----       ----       ----     ----
                  737                        60         38         35       23
                  747                        22         11         12        8
                  757                        24         19         12       12
                  767                        23         19         12       12
                  777                        31         15         21        7
                                           ----       ----       ----     ----
                    Total                   160        102         92       62
                                           ====       ====       ====     ====

==============================================================================
Forward-Looking Information Is Subject to Risk and Uncertainty
Certain statements in the financial discussion and analysis by management contain "forward-looking" information that involves risk and uncertainty, including projections for deliveries, sales, research and development expense, and other trend projections.  Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; future integration of McDonnell Douglas Corporation; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; collective bargaining labor disputes; performance issues with key suppliers and subcontractors; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic growth; changing priorities or reductions in the U.S.
Government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; and legal proceedings.
=============================================================================


Net earnings before and after the effect of the ShareValue Trust (SVT) accounting were as follows ($ in millions except per share data):


                                          First Six Months      Second Quarter
                                          ----------------      --------------
                                           1997       1996       1997     1996
                                           ----       ----       ----     ----
                                          ($ in millions except per share data)
Before SVT accounting:
  Net earnings                            $ 712      $ 587      $ 399    $ 468
  Earnings per share                      $ .99      $ .85      $ .55    $ .68
  Average shares (millions)               721.1      690.7*     721.2    692.0*

After SVT accounting:
  Net earnings                            $ 711      $ 587      $ 334    $ 468
  Earnings per share                      $1.02      $ .85      $ .48    $ .68
  Average shares (millions)  **           694.9      690.7*     695.0    692.0*

        *   Adjusted for 2-for-1 split effective June 6, 1997.
	**  Excludes outstanding shares held by the ShareValue Trust.

The first-half 1996 earnings included income of $176 million or $.25 per share for the settlement of certain defense and space contract issues and the recognition of prior years' investment tax credits. The higher net earnings for the first six months of 1997 compared with the same period of 1996, excluding the contract settlements and prior years' investment tax credits, were primarily attributed to the significantly higher level of commercial aircraft deliveries and the inclusion in 1997 of the operations of the defense and space units acquired from Rockwell International Corporation in December 1996. Partially offsetting the increased income associated with the higher sales in 1997 were higher research and development expense, joint venture development expense in the defense and space business units, and a higher effective income tax rate.

The overall operating earnings margin, exclusive of research and development expense and joint venture development costs expensed as incurred ($40 million in 1997, compared with $10 million in 1996), was 10.5% for the first half of 1997, compared with 10.7% for the same period in 1996, excluding the impact of the settlement of contract issues. The 1997 margin has been impacted by the model mix of commercial aircraft deliveries that included 31 777s in the first six months of 1997, compared with 15 777s in the first half of 1996, as well as increased pricing pressure and near-term production problems associated with increased commercial aircraft production rates. Margins for the balance of 1997 are expected to be somewhat lower due to 777 deliveries and the initial deliveries of the 737-700 in the fourth quarter. New commercial jet aircraft programs, such as the 777 and 737-700 programs, normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of a program.

Research and development expense for the first half of 1997 was $735 million or $138 million higher than in the comparable period of 1996.
Full development of the 767-400ER, a stretched version of the 767-300ER, commenced with the Delta Airlines order for first delivery in the year 2000. Increased efforts have been focused on the 757-300, a stretched derivative of the 757-200, which will be delivered to launch customer Condor-Flugdienst in early 1999. The 757-300 will have the shortest design-to-delivery time of any Boeing derivative aircraft program. Development continues on schedule for the 737 derivatives (737-600,-700,-
800). Certification and first delivery of the 737-700 and the 737-800 are planned for the fourth quarter of 1997 and first quarter of 1998, respectively. In addition, the Defense & Space Group, including the business units acquired from Rockwell, had a higher level of development spending on commercial space and communication activities compared with prior periods.

Based on current programs and schedules, research and development expense for the full year 1997 is projected to be in the $1.4 billion range, compared with $1.2 billion in 1996.

The higher effective income tax rate for the first half of 1997, compared with the same period of 1996, was primarily due to the recognition of a one-time tax benefit of $95 million related to prior years' investment tax credits in the first half of 1996. Without the investment tax credit benefit, the effective income tax rate would have been 28.8% for the first half of 1996, compared with 30.2% for the first half of 1997. The effective tax rate for the first half of 1997 reflects the current estimated annualized rate for 1997.

The Company recently announced planned 1998 production rates for its commercial aircraft programs. At the beginning of 1997, commercial aircraft production was 22.5 aircraft per month. Production is currently over 30 aircraft per month, and is scheduled to increase to 43 per month by the second quarter of 1998. Production will continue to be adjusted to respond to customer orders.

The rapid production rate buildup has resulted in a substantial increase in employment, material, and fabrication demand at the Company and its suppliers. Skill training requirements and parts shortages have created out-of-sequence work at Company facilities and at supplier locations. Overtime in engineering and production areas continues at high levels. As a result, the commercial aircraft business is experiencing a near-term decline in productivity. For the longer term, progress continues to be made in developing and implementing design and production systems to improve efficiency and reduce cycle times.

The Defense & Space Group's largest program, International Space Station Alpha, projected to represent approximately $1.4 billion of 1997 revenues, has experienced some technical, schedule and funding difficulties. Operational capability is now scheduled for August 1999. However, key hardware elements and testing are on track to support the first U.S. launch scheduled for July 1998. The station, being built by Boeing with international participants, will represent a state-of-the-art, earth-orbiting scientific laboratory dedicated to zero-gravity research.

During the second quarter, the F-22 fighter aircraft was unveiled at Lockheed Martin's final assembly plant in Marietta, Georgia. Built by the team of Boeing, Lockheed Martin, and Pratt & Whitney, the F-22 is regarded as the most advanced fighter in the world. The roll-out aircraft is the first of nine F-22As being built for the U.S. Air Force under the current Engineering and Manufacturing Development contract.

By the end of the second quarter, commitments for 32 Bell Boeing 609 Civil Tiltrotor aircraft had been received by the Bell Boeing joint venture.
The Bell Boeing 609 will carry six to nine passengers at twice the speed and three to five times the range of a helicopter, with the same vertical takeoff and landing capabilities.


Liquidity and Capital Resources

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $6.4 billion at June 30, 1997, and total long-term debt at 26% of total shareholders' equity plus debt. The Company continues to maintain its $2.0 billion revolving credit line.

Backlog

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):

                                              June 30     March 31     Dec. 31
                                                 1997         1997        1996
                                              -------     --------     -------
        Commercial aircraft                     $77.8        $79.8       $79.2
        Defense and space                         9.0          9.4         8.5
                                              -------     --------     -------
                 Total                          $86.8        $89.2       $87.7
                                              =======     ========     =======

Unobligated U.S. Government contract funding not included in backlog totaled $10.6 billion at June 30, 1997, $9.2 billion at March 31, 1997, and $9.0 billion at December 31, 1996.











                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1997, the consolidated statements of net earnings for the six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries as of June 30, 1997, the related consolidated statements of net earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1996, and the related consolidated statements of net earnings, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington


July 21, 1997

                         PART II - OTHER INFORMATION

Item 2. Changes in Securities

	A Certificate of Amendment of Restated Certificate of Incorporation was filed with the Secretary of State of Delaware on May 13, 1997. This amendment effected the increase in the number of shares of stock authorized to be issued (to 20 million shares of preferred stock and 1.2 billion shares of common stock) that was approved by vote of the shareholders at the Annual Meeting held on April 28, 1997.

	The Rights issued on August 7, 1987, pursuant to the Stockholders Rights Plan (the "Plan") expired at the close of business on August 7, 1997. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), under circumstances set forth in the Plan. The Rights were attached to certificates for shares of the common stock, par value of $5 each, of the Company and were transferred only with such common stock certificates. No Preferred Stock has been issued.

	A Certificate of Elimination of Series A Junior Participating Preferred Stock was filed with the Secretary of State of Delaware on August 13, 1997, eliminating Article Thirteenth of the Restated Certificate of Incorporation, which authorized the issuance of the Series A Junior Participating Preferred Stock.


Item 4. Submission of Matters to a Vote of Security Holders

	On July 25, 1997, the Company held a Special Meeting of Shareholders, at which the shareholders approved a management proposal to issue up to 278,796,294 new shares of common stock to the shareholders of McDonnell Douglas Corporation ("MDC") in connection with the merger of a wholly-owned subsidiary of the Company with and into MDC. The votes were as follows:

              FOR               AGAINST               ABSTAIN
          ----------          ----------            ----------
         446,046,279           1,969,174             2,166,420

Item 6.  Exhibits and Reports on Form 8-K

        (a)     Exhibits
            	(3) 	Articles of Incorporation and By-Laws.
                        (i)   Certificate of Amendment of Restated Certificate
                               of Incorporation, filed with the Secretary of State of Delaware on May 13, 1997. Filed herewith.
                        (ii)  Certificate of Elimination, filed with the
                               Secretary of State of Delaware on
                               August 13, 1997.  Filed herewith.
                        (iii) Restated Certificate of Incorporation, filed with
                               the Secretary of State of Delaware on August
                               14, 1997.  Filed herewith.

                (10)    Material Contracts.
                        Management Contracts and Compensatory Plans.
                        (i)   Employment Agreement with Harry C. Stonecipher
                               dated August 1, 1997.  Filed herewith.

                (15)    Letter From Independent Accountants Regarding
                         Unaudited Interim Financial Information.  Page 19.
            	(99)	Additional Exhibits.
                        (i)   Post-Merger Combined Statements of
                               Operations and Financial Position.  Pages 20-24.


       	(b)	Reports on Form 8-K
                Reports on Form 8-K were filed to report, under Item 5,
                 events of the following dates:

                        July  1, 1997
                        July 21, 1997
                        July 23, 1997
                        July 25, 1997
                        July 30, 1997

                        Additionally, a report on Form 8-K was filed to report,
                         under Item 2, an event dated August 1, 1997.





                                - - - - - - -






                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE BOEING COMPANY
                                            --------------------
                                               (Registrant)



     August 14, 1997                         /s/ Gary W. Beil
   -------------------                 -----------------------------
        (Date)                                  Gary W. Beil
                                       Vice President and Controller

                                EXHIBIT (15)
                Letter From Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries


The consolidated statement of financial position as of June 30, 1997, the consolidated statements of net earnings for the six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.









August 14, 1997


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries for the six-month periods ended June 30, 1997 and 1996, as indicated in our report dated July 21, 1997; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867,
333-32461, 333-32499, 333-32491, and 333-32567 of The Boeing Company on
Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.





/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

                                EXHIBIT (99)
    Post-Merger Combined Statements of Operations and Financial Position


                     The Boeing Company and Subsidiaries
                Consolidated Statements of Financial Position
      Reflecting Merger Combination with McDonnell Douglas Corporation
                 (Dollars in millions except per share data)
                                 (Unaudited)

                                                         June 30   December 31
                                                            1997          1996
------------------------------------------------------------------------------
Assets
------------------------------------------------------------------------------
Cash and cash equivalents                                $ 5,580       $ 5,469
Short-term investments                                       968           883
Accounts receivable                                        2,998         2,870
Current portion of customer financing                        732           774
Deferred income taxes                                        986         1,362
Inventories, net of advances and progress billings        10,124         9,151
------------------------------------------------------------------------------
  Total current assets                                    21,388        20,509
Customer financing and properties on lease                 3,274         3,114
Property, plant and equipment, net                         8,308         8,266
Deferred income taxes                                        122           143
Goodwill                                                   2,437         2,478
Prepaid pension expense                                    3,295         3,014
Other assets                                                 426           356
------------------------------------------------------------------------------
                                                         $39,250       $37,880
==============================================================================


Liabilities and Shareholders' Equity
------------------------------------------------------------------------------
Accounts payable and other liabilities                   $10,855       $ 9,901
Advances in excess of related costs                        1,880         1,714
Income taxes payable                                         395           474
Short-term debt and current portion of long-term debt        575           637
------------------------------------------------------------------------------
  Total current liabilities                               13,705        12,726
Accrued retiree health care                                4,803         4,800
Long-term debt                                             6,405         6,789
------------------------------------------------------------------------------
  Total liabilities                                       24,913        24,315
Minority interest                                             63            63
Common stock less treasury shares                          5,791         3,962
Retained earnings                                          9,780        10,820
Unearned compensation                                        (39)          (22)
ShareValue Trust                                          (1,258)       (1,258)
------------------------------------------------------------------------------
  Total shareholders' equity                              14,274        13,502
------------------------------------------------------------------------------
                                                         $39,250       $37,880
==============================================================================

                           See accompanying notes.

                     The Boeing Company and Subsidiaries
                    Consolidated Statements of Operations
      Reflecting Merger Combination with McDonnell Douglas Corporation
                 (Dollars in millions except per share data)
                                 (Unaudited)

                                         Six months ended   Three months ended
                                             June 30              June 30
------------------------------------------------------------------------------
                                          1997       1996      1997       1996
------------------------------------------------------------------------------
Sales and other operating revenues     $22,670    $16,467   $12,311     $9,420

Operating costs and expenses            19,199     13,636    10,511      7,766
General and administrative expense         948        789       496        431
Research and development expense         1,008        814       529        414
------------------------------------------------------------------------------
                                        21,155     15,239    11,536      8,611
------------------------------------------------------------------------------
Earnings from operations                 1,515      1,228       775        809
Other income, principally interest         215        165       112         86
Interest and debt expense                 (243)      (199)     (112)       (97)
ShareValue Trust appreciation change        (2)                (100)
------------------------------------------------------------------------------
Earnings before income taxes             1,485      1,194       675        798
Income taxes                               469        286       199        152
------------------------------------------------------------------------------
Net earnings                           $ 1,016    $   908   $   476     $  646
==============================================================================


Earnings per share                       $1.05      $ .93     $ .49      $ .66
==============================================================================














                           See accompanying notes.

                     The Boeing Company and Subsidiaries
                    Consolidated Statements of Operations
      Reflecting Merger Combination with McDonnell Douglas Corporation
                 (Dollars in millions except per share data)
                                 (Unaudited)



------------------------------------------------------------------------------
Year ended December 31,                             1996       1995       1994
------------------------------------------------------------------------------

Sales and other operating revenues               $35,453    $32,960    $34,969

Operating costs and expenses                      29,446     27,476     28,905
General and administrative expense                 1,756      1,688      1,693
Research and development expense                   1,633      1,674      2,076
MD-11 accounting charge                                       1,838
Special retirement program expense                              600
------------------------------------------------------------------------------
                                                  32,835     33,276     32,674
------------------------------------------------------------------------------
Earnings from operations                           2,618       (316)     2,295
Other income, principally interest                   388        280        194
Interest and debt expense                           (393)      (376)      (379)
ShareValue Trust appreciation change                (133)
------------------------------------------------------------------------------
Earnings before income taxes                       2,480       (412)     2,110
Income taxes                                         662       (376)       627
------------------------------------------------------------------------------
Net earnings                                     $ 1,818    $   (36)   $ 1,483
==============================================================================


Earnings per share                                 $1.88      $(.04)     $1.50
==============================================================================










                           See accompanying notes.

 Notes to Consolidated Statements of Operations and Consolidated Statements of Financial Position Reflecting Merger Combination with McDonnell Douglas
                                 Corporation
                                 (Unaudited)

Note 1 - Merger With McDonnell Douglas Corporation

Effective August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock was issued for each share of McDonnell Douglas stock outstanding. Approximately 279 million shares were issued in connection with the merger. The combined company will operate in the name of The Boeing Company.

The merger is being accounted for as a pooling-of-interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies are combined, and no acquisition revaluations or goodwill is recorded. Combined reporting of the merged Company will be effective beginning third quarter 1997.

The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.

Note 2 - Conforming Accounting Adjustments

The unaudited consolidated statements of operations and consolidated statements of financial position presented here are based on the historical consolidated financial statements of The Boeing Company and McDonnell Douglas Corporation and reflect the following adjustments:

(1)	Adjustment to eliminate sales between Boeing and McDonnell Douglas.

(2) Adjustment to reclassify to "Other Income" McDonnell Douglas income associated with cash and short-term investments and gains on sale of assets.

(3)	Adjustment to conform the accounting for long-term contracts, including the related tax provisioning, as follows:

        To conform the application of the percentage of completion method of recognizing sales and earnings for fixed-price contracts to the method applied by Boeing. McDonnell Douglas applies the percentage of completion method generally as costs are incurred (cost-to-cost basis of revenue recognition); Boeing applies the percentage of completion method generally as deliveries occur (delivery basis of revenue recognition). The two bases, both consistent with generally accepted accounting principles, result in differences in the timing of sales recognition, with sales under the delivery basis being recognized in a deferred manner relative to sales under the cost-to-cost basis.

 Notes to Consolidated Statements of Operations and Consolidated Statements of Financial Position Reflecting Merger Combination with McDonnell Douglas
                                 Corporation
                                 (Unaudited)

        To conform the method of accounting and classification relating to general and administrative costs and research and development costs to the method and classification applied by McDonnell Douglas. Boeing accounts for general and administrative costs and research and development costs directly recoverable on flexibly priced government contracts as contract costs, whereas McDonnell Douglas accounts for such costs as period costs.

(4)	Adjustments to present a conformed classified balance sheet
        segregating current and non-current balances.

                              EXHIBIT (10)(i)
               Employment Agreement with Harry C. Stonecipher
                            Dated August 1, 1997

                  AMENDED AND RESTATED EMPLOYMENT AGREEMENT

	THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the "Agreement") is entered into as of the Closing Date (as hereinafter defined) by and between The Boeing Company, a Delaware corporation (the "Company"), and Harry C. Stonecipher ("Executive").

                                  RECITALS
                                  --------

		WHEREAS, the Company, West Acquisition Corp., a wholly owned subsidiary of the Company, and McDonnell Douglas Corporation have entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of December 14, 1996, pursuant to which West Acquisition Corp. will be merged with and into McDonnell Douglas Corporation, with McDonnell Douglas Corporation continuing as the surviving corporation;

		WHEREAS, the Executive is currently serving as Chief Executive Officer of McDonnell Douglas Corporation, and the Company desires to secure the continued employment of the Executive in accordance herewith;

		WHEREAS, McDonnell Douglas Corporation has entered into an employment agreement with the Executive (the "Prior Employment Agreement") as of the 24th day of September, 1994 (the "Prior Commencement Date");

		WHEREAS, Executive has agreed to become President and Chief Operating Officer of the Company and a member of the Board of Directors of the Company pursuant to the terms and conditions of this Agreement (it being understood and agreed that Executive will not receive any additional compensation for serving as a member of the Board of Directors of the Company or as a member of the board of directors of any other company at the Company's request); and

                WHEREAS, the parties desire to enter into this Agreement, as of the effective date of the consummation of the transactions contemplated by the Merger Agreement (the "Closing Date"), setting forth the terms and conditions for the employment relationship of the Executive with the Company during the Employment Period (as hereinafter defined).

	NOW THEREFORE, in consideration of the foregoing, and the representations, warranties and covenants hereinafter, the parties hereto agree as follows:

	1.	Employment.  At all times during the Employment Period (as
hereinafter defined), the Company shall employ Executive in the capacity of President and Chief Operating Officer. In such capacity, Executive shall devote his full time and professional efforts to such position, shall be assigned and undertake only such duties and tasks as are appropriate for a person in the position of President and Chief Operating Officer, and shall exercise such authority as is customarily exercised by a President and Chief Operating Officer, subject to the overall supervision of the Chief Executive Officer of the Company and the Board of Directors of the Company (the "Board").

        2. Employment Period. The term of this Agreement shall commence as of the Closing Date and shall expire, subject to earlier termination of employment as hereinafter provided, on September 24, 1998 (the
"Employment Period"); provided, however, that on September 24, 1997 and each anniversary of such date, the Employment Period shall automatically be extended for an additional one year period unless prior thereto either party has given written notice to the other that such party does not wish to extend the term of this Agreement; and further provided that if the Merger Agreement is terminated, then, at the time of such termination, this Agreement shall be deemed canceled and of no force or effect. Notwithstanding any other provision of this Section 2, in no event shall the Employment Period extend beyond May 16, 2001.

        3. Compensation. Except as otherwise provided for herein, throughout the Employment Period the Company shall pay or provide Executive with the following, and Executive shall accept the same, as compensation for the performance of his undertakings and the services to be rendered by him throughout the Employment Period under this
Agreement:

		(a)	Annual Compensation.

			(i)	Base Salary:  $900,000 per year, to be reviewed
annually by the Compensation Committee ("Compensation Committee") of the Board, but Base Salary may not be reduced by the Compensation Committee to a rate that is less than the highest rate Executive has attained on an annualized basis unless such reduction is part of a general salary reduction applied to members of the Company's senior management as a group.

			(ii)	Annual Incentive Compensation:  $635,000 target
incentive compensation for 1997 pursuant to the terms and conditions of the McDonnell Douglas Corporation Senior Executive Performance Sharing Plan or any successor plan (collectively "PSP"); this amount will be payable in 1998 first quarter. Thereafter, the amount determined in accordance with the terms and conditions of the Company Incentive Compensation Plan as applied for other members of senior management of the Company.

		(b)	Long Term Incentive Compensation.

                        (i) Stock equivalent units relating to 360,000 shares of McDonnell Douglas Corporation common stock will be converted, in accordance with the applicable provisions of the Merger Agreement, into stock equivalent units with respect to Company common stock, with vesting as follows:

                                (a)     252,000 McDonnell Douglas Corporation
stock equivalent units have vested prior to the Closing Date.

				(b)	the remaining 108,000 McDonnell Douglas
Corporation stock equivalent units no later than the end of the first quarter of 2002.

                The stock equivalent units shall remain subject to the terms and conditions set forth in the letter from Steven N. Frank to the Executive dated March 25, 1995 (the "March 25, 1995 Letter") a copy of which is attached as Exhibit B hereto.

                        (ii) Performance Based Restricted Stock: 60,000 shares of performance based restricted stock of McDonnell Douglas Corporation previously granted to the Executive will be converted, in accordance with the applicable provisions of the Merger Agreement, into performance based restricted stock of the Company. Unless otherwise agreed to by the Company and the Executive, the Company will grant to the Executive 78,000 performance based restricted shares of the Company, no later than the end of the first quarter of 1998. Vesting, performance periods and other criteria to be the same as (or equivalent to) those set for the Executive's award of performance based restricted stock in 1997 (unless otherwise agreed to by the Company and the Executive).

                        (iii) Stock Options: Options to purchase 900,000 shares of McDonnell Douglas Corporation common stock will be converted, in accordance with the applicable provisions of the Merger Agreement, into options to purchase Company common stock, vesting and exercisable as follows: 180,000 shares of McDonnell Douglas Corporation common stock per year beginning on the second anniversary of the Prior Commencement Date, exercisable over a ten-year period, continuing after Executive's retirement.

                (c) All restricted stock and stock options shall be granted and issued under the terms and conditions of the McDonnell Douglas Corporation 1994 Performance and Equity Incentive Plan ("PEIP") (including agreements to be issued pursuant to the terms thereof), or any successor thereto, and Executive's participation thereunder shall continue as long as such plan remains in effect, with participation on the same basis as other corporate officers in any future incentive compensation or other bonus plan covering the Company's executive employees. Stock equivalents granted hereunder are granted outside the PEIP; however, Sections 3.3 ("Adjustments"), 19.2 ("Unfunded Status of the Plan"), 19.3 ("Designation of Beneficiary") and 19.4 ("Nontransferability") of the PEIP are incorporated herein and will govern the stock equivalents as if they were issued under the PEIP. Capitalized terms in such sections shall have the meanings ascribed to such terms in the PEIP. Notwithstanding the foregoing, the Long Term Incentive Compensation in Section 3(b) herein is intended to be the total long term incentive compensation of Executive during his employment with Company. Additional long term incentive awards to Executive, if any, will be granted at the sole discretion of the Com-pensation Committee. Executive shall also participate in the Company's other employee benefit plans, policies, practices and arrangements in which senior Company executives are presently eligible to participate, or plans and arrangements substituted therefor or in addition thereto, including without limitation any defined benefit retirement plan, excess or supplementary plan, profit sharing plan, savings plan, health and dental plan, disability plan, survivor income and life insurance plan, executive financial planning program, or other arrangement (PEIP and such other benefit plans collectively hereinafter referred to as the "Benefit Plans").

                (d) Paid vacation of no less than four (4) weeks per year in accordance with the Company's vacation policy as in effect from time to time, and all paid holidays given by the Company to its executive officers.

		(e)	All fringe benefits and perquisites including without
limitation the payment by the Company of initiation fees and dues for one country club in accordance with the policies of McDonnell Douglas Corporation as in effect immediately prior to the Closing Date.

                (f) Moving and relocation expenses incurred by Executive to move his residence to Seattle, including third party relocation service for disposal of Executive's current residence. Any pay-back provision contained in the Company's moving and relocation policy shall not apply to Executive unless he is terminated for "Cause" as hereinafter defined. Executive shall receive a lump sum payment in an amount sufficient to reimburse him for income taxes payable by him as a result of such moving and relocation expenses and the payment received under this paragraph.

                (g) The Executive's entitlement to any other compensation or benefits shall be determined in accordance with the terms and conditions of this Agreement and the Benefit Plans and other applicable programs, practices and arrangements then in effect, to the extent that such plans, programs, practices and arrangements do not conflict with the terms of this Agreement.

                (h) If all or any portion of the payments and benefits provided to Executive under this Agreement constitute "excess parachute payments" within the meaning of Section 280G of the Code that are subject to the tax imposed by Section 4999 of the Code (or similar tax and/or assessment), the Company (or its successor) shall make a single lump sum payment to Executive in an amount equal to the amount necessary to place Executive in the same after-tax position as he would have been in (taking into account any taxes which would be payable on such amount including, but not limited to, income taxes) had no such tax been imposed on such payments and benefits. The determination of the amount payable to Executive hereunder shall initially be made, at the Company's expense, by the independent accounting firm employed by the Company immediately prior to the occurrence of any change of control of the Company which will result in the imposition of such tax. If, after such lump sum payment has been made to Executive, it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction or otherwise) that the amount of tax payable by Executive pursuant to Section 4999 of the Code is greater than the amount of such tax as calculated by the Company's independent accounting firm and reflected in the lump sum payment made to Executive as aforesaid, then the Company (or its successor) shall pay Executive an amount equal to the sum of (i) the difference between the amount of such tax as initially determined by such independent accounting firm hereunder and the amount of such tax which is determined to be payable by Executive, (ii) any interest, fines and penalties imposed on Executive by any taxing authority due to any underpayment of such taxes by Executive, plus (iii) the amount necessary to reimburse Executive for any income, excise or other taxes which are payable by Executive with respect to the amounts specified in (i) and (ii) above, and the reimbursement provided for by this clause (iii).

        4. Expenses. During the Employment Period, the Company shall promptly pay or reimburse Executive for all reasonable out-of-pocket expenses incurred by Executive in the performance of duties hereunder in accordance with the Company's policies and procedures then in effect.

        5.      Conditions of Employment.  Throughout the Employment Period,
(a) the Company shall not require or assign duties to Executive that would require him to have the location of his principal business office or his principal place of residence other than in the Seattle, Washington metropolitan area, (b) the Company shall not require or assign duties to Executive that would require him to spend more than ninety (90) normal working days away from his office during any consecutive twelve-month period, (c) the Company shall provide an office to Executive, the location and furnishings of which shall be equivalent to the offices provided to other senior executives of the Company on the date of this Agreement; and (d) the Company shall provide secretarial services and other administrative services to Executive that shall be equivalent to the secretarial services and other administrative services provided to other senior executives of the Company on the date of this Agreement.

        6. Termination. In addition to the termination rights in Section 2 of this Agreement, this Agreement shall terminate upon the following circumstances:

                (a) At any time at the election of Company for Cause. "Cause" for this purpose shall mean (i) Executive committing a material breach of this Agreement or acts involving moral turpitude, including fraud, dishonesty, disclosure of confidential information or the commission of a felony, or direct and deliberate acts constituting a material breach of his duty of loyalty to Company; (ii) Executive willfully or continuously refusing to perform the material duties reasonably assigned to him by the Chief Executive Officer of the Company or the Board that are consistent with the provisions of this Agreement; or (iii) the inability of Executive to obtain and maintain appropriate United States security clearances.

                (b) At any time at the election of Executive for Good Reason. "Good Reason" for this purpose shall mean (i) a material breach of this Agreement by the Company; (ii) the failure of the Executive to continue to serve as a member of the Company's Board of Directors (except such failure which results from voluntary resignation by the Executive), or removal from his position as President and Chief Operating Officer, other than for Cause; (iii) the assignment to Executive of duties that are reasonably deemed by Executive not to be appropriate for someone in the position of President and Chief Operating Officer; (iv) the Executive's responsibilities hereunder are reasonably deemed by Executive to be substantially diminished, or any other person (other than the Chief Executive Officer of the Company) shall be ap-pointed by the Board or the shareholders of Company to a position equal to or superior to the Executive's position; or (v) the Company providing written notice to the Executive pursuant to Section 2 hereof that it does not wish to extend the term of this Agreement.

                (c) Executive's death or his being unable to render the services required to be rendered by him during the Employment Period for a period of one hundred eighty (180) days during any twelve-month period ("Disability").
                (d) In the event the Company or Executive intend to terminate this Agreement for Cause or Good Reason, respectively, such termination may only be accomplished upon compliance with the following procedures:

                        (i) The party seeking to terminate the Agreement (the "Notifying Party") shall provide the other (the "Defaulting Party") with written notice of its or his belief that Cause or Good Reason, as the case may be, exists. The parties shall for a period of 30 days from the date of such notice attempt to resolve to their mutual satisfaction whether or not Cause or Good Reason exists, and, if so, the rights and obligations of the parties.

                        (ii) In the event the parties are unable to reach a mutually acceptable resolution during such 30-day period, the Notifying Party shall afford the Defaulting Party an additional thirty (30) days or such longer period as the Notifying Party may determine to cure the alleged breach.

                        (iii) In the event the Defaulting Party does not cure the breach during such 30-day period, the Notifying Party shall be required to institute an arbitration proceeding to determine whether Cause or Good Reason, as the case may be, existed and has not been cured. The arbitration will be conducted in Seattle, Washington and shall be conducted in accordance with the then governing rules of the American Arbitration Association.

                        (iv) This Agreement shall be terminated as of the date when the Notifying Party institutes an arbitration proceeding in accordance with subsection (iii) preceding; provided, however, that in the event Good Reason exists as a result of the application of Section 6(b)(v), no further employment services will be required or expected of Executive and Executive and Company will coordinate the timing and press releases of his departure. The sole decision of the arbitrator in such proceeding shall be to determine whether Cause (if initiated by Company) or Good Reason (if initiated by Executive) exists. Thereafter, the obligations of the parties to each other shall be determined by applying the decision of the arbitrator(s) in accordance with Exhibit A hereto. In the event the Company does not prevail in any such proceeding initiated by it for Cause, Executive's termination shall be deemed to have occurred for Good Reason. In the event Executive does not prevail in any such proceeding initiated by him for Good Reason, Executive shall be considered as having voluntarily terminated employment other than for Good Reason, and his rights under this Agreement shall be determined as if he had been terminated by Company for Cause.

		(e)	Upon expiration or termination of this Agreement under
Section 2 or Section 6 herein, Executive shall be entitled to receive compensation and other benefits provided for herein in accordance with Exhibit A hereto. The parties agree that, in the event of termination by Executive for Good Reason under Section 6, such payments and benefits shall be deemed to constitute liquidated damages for the breach of this Agreement by Company.

		(f)	In the event it is determined by the arbitrator that
Executive has terminated this Agreement for Good Reason, Executive shall be entitled to receive within 30 days of such determination the net present value of annual Base Salary and targeted Annual Incentive Compensation for the remainder of the Employment Period, with targeted Annual Incentive Compensation being determined for this purpose based upon the targeted Annual Incentive Compensation for the year of termination and with net present value calculated by using an interest rate discount factor of 6.5%. Notwithstanding the fore-going, in the event the acceleration of any amount payable in accordance with the preceding sentence would result in such amount not being deductible by the Company under Section 162(m) of the Code, as currently in effect or as may be hereafter amended, or under any regulations promulgated thereunder, the non-deductible amount shall be deferred and be paid to Executive as early as possible in the next year in which the deductibility of his compensation is not subject to or would not exceed the limitations of Section 162(m).

	7.	Covenant Not to Compete.  Without the consent of the Company,
Executive shall not directly or indirectly at any time during the period provided for in Section 9 undertake employment as an owner, director, partner, officer, employee, affiliate or consultant with any business entity directly engaged in the manufacture and/or sale of products competitive with any material product or product line of the Company or any of its subsidiaries; provided, however, that Executive shall not be deemed to have breached this undertaking if his sole relation with such entity consists of his holding, directly or indirectly, an equity interest in such entity not greater than two percent (2%) of such entity's outstanding equity interest so long as such holding does not exceed 10% of the liquid net worth of Executive. For purposes hereof, the term "material product or product line of the Company or any of its subsidiaries" shall mean any product or product line of the Company or any of its subsidiaries, the gross sales of which during any calendar year during the five (5) year period preceding Executive's undertaking such employment were at least $50 million.

	8.	Disclosure of Confidential Information.  Without the express written consent of the Company, Executive shall not at any time (either during or after the termination of this Agreement for any reason) disclose to any other business entity proprietary or confidential information concerning the Company or any of its subsidiaries or the Company's or any of its subsidiaries' trade secrets of which Executive has gained knowledge during his employment with the Company or McDonnell Douglas Corporation.

	9.	Effect of Breach of Sections 7 or 8.  So long as any restricted stock, stock equivalent or stock option provided for in Section 3(b) herein shall not be vested or shall not have been exercised, the vesting of such restricted shares or stock equivalents and the exercise of such stock options shall each be subject to Executive's full compliance with the terms and condi-tions of Section 7 (which shall continue to apply for this purpose) and Section 8 herein; provided, however, that any such breach will not have any effect on restricted stock or stock equivalents vested or stock options exercised prior to the date of such breach. Executive further agrees that a breach of Sections 7 or 8 cannot adequately be compensated by money damages and, therefore, the Company shall be entitled, in addition to any other right or remedy available to it (including, but not limited to, an action for damages), to an injunction restraining such breach or a threatened breach and to specific performance of either such provision, and Executive hereby consents to the issuance of such injunction and to the ordering of specific performance.

	10.	Legal Expenses.  The Company shall pay to Executive all out-of-
pocket expenses, including reasonable attorneys' fees, incurred by Executive in connection with any claim or legal action or proceeding brought under or involving this Agreement, whether brought by Executive or by or on behalf of the Company or by another party; provided, however, the Company shall not be obligated to pay to Executive out-of-pocket expense, including attorneys' fees, incurred by Executive in any claim or legal action or proceeding involving Sections 6, 7, 8 or 9 of this Agreement if the Company prevails in such liti-gation or arbitration. The Company agrees to reimburse Executive for reasonable attorneys' fees and out-of-pocket expenses in an amount not to exceed $15,000, which are incurred by him in the negotiation and preparation of this Agreement.

        11. Retirement Plans. Notwithstanding anything stated herein to the contrary, the benefits and obligations payable to Executive under the Employee Retirement Income Plan of McDonnell Douglas Corporation - Salaried Plan ("Pension Plan"), the Supplemental Employee Retirement Income Plan of McDonnell Douglas Corporation ("Supplemental Pension Plan"), and any other retirement plan provided by McDonnell Douglas Corporation and the Company shall not be reduced, offset or otherwise limited by the Executive's coverage or benefit entitlement pursuant to any retirement plan provided by any former employer of the Executive, except as provided in this Section 11. For the purposes of calculating the Executive's benefits under the retirement plans of McDonnell Douglas Corporation and the Company, Executive will receive credit for twice as many years of service as he actually works for McDonnell Douglas Corporation and the Company (it being understood and agreed that, for purposes hereof, during any period of time which Executive works for both McDonnell Douglas Corporation and the Company, Executive will only be deemed to have worked for one year for each year of actual service to both companies, but will receive credit for retirement plan benefits calculation purposes on a two year for one year basis) with the excess benefit above what the Pension Plan provides to be paid through the Supplemental Pension Plan. In addition, the Company agrees to provide a supplemental pension payment in an amount equal to the difference between (i) what Executive would have received from Sundstrand Corporation, had he stayed with Sundstrand Corporation through the end of the Employment Period, or the earlier termination date of this Agreement if it is terminated by the Company for Cause or as a result of Executive's death or disability (the "Calculation Period"), and (ii) the pension payments he is actually entitled to receive from Sundstrand Corporation and McDonnell Douglas Corporation and the Company (determined without regard to this sentence). The Calculation Period shall be increased by one year in the event this Agreement expires on a scheduled expiration date, or if terminated by Executive for Good Reason. In determining the amount of this supplemental pension payment, in addition to amounts payable to Executive under the Pension Plan and Supplemental Pension Plan, the actuarial equivalent of the value of the Company's matching contributions for Executive's benefit under its Savings
Plan and Supplemental Savings Plan shall be included. For this purpose, the actuarial assumptions set forth in the Pension Plan shall be used. In determining amounts which would have been payable to Executive by Sundstrand Corporation, it will be assumed that Executive's final average earnings under Executive's Sundstrand Corporation's retirement plans (as reflected in Executive's "Personal Statement of Benefits" from Sundstrand Corporation dated April 14, 1994) increases at an annual rate of 4% from January 1, 1995 to the end of the Calculation Period. Such additional pension amounts payable to Executive shall be made under the Supplemental Pension Plan.

        12. No Mitigation. The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment.

        13. Notices. All notices required or permitted under this Agreement shall be in writing, may be made by personal delivery or facsimile transmission, effective on the day of such delivery or receipt of such transmission, or may be mailed by registered or certified mail, effective two
(2) days after the date of mailing, addressed as follows:

to Company:  	The Boeing Company
                7755 East Marginal Way South
                Seattle, WA  98108

                Attention: Theodore J. Collins, Esq.
                Facsimile number:  (206) 544-4900

or such other person or address as designated in writing to Executive.

to Executive: Harry C. Stonecipher

at his last known residence address or to such other addresses as designated by him in writing to Company.

	14.	Successors.  This Agreement may not be assigned by the Company
(other than by merger or operation of law) without the express written consent of Executive, and the obligations of the Company provided for in this Agreement shall be binding legal obligations of any successor to the Company or the principal business of Company by purchase, merger, consolidation, or otherwise.
 This Agreement may not be assigned by Executive during his life, and upon his death will be binding upon and inure to the benefit of his heirs, legatees and the legal representatives of his estate.

	15.	Waiver, Modification and Interpretation.  No provisions of this
Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by Executive and an appropriate officer of the Company empowered to sign same by the Board. No waiver by either party at any time of any breach by the party of, or compliance with, any condition or provision of this Agreement to be performed by the other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same time or at any prior to subsequent time. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Washington; provided, however, that the corporate law of the state of incorporation of the Company shall govern issues related to the issuance of shares of the Company's common stock. Any action brought to enforce or interpret this Agreement (other than an action arising under Section 6 herein, for which the arbitration procedures provided for therein shall govern) shall be maintained in the State courts of Washington or the U.S. Federal District Court for the Western District of Washington located in Seattle, Washington. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

        16. Headings. The headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of any provision of this Agreement.

	17.	Entire Agreement.  This Agreement (together with the Exhibits hereto) constitutes the entire agreement between the parties, supersedes in all respects any prior agreement (including the Prior Employment Agreement but excluding the March 25, 1995 Letter) between the Company and Executive and may not be changed except by a writing duly executed and delivered by the Company and Executive in the same manner as this Agreement.

        18. Counterparts. Company and Executive may execute this Agreement in any number of counterparts, each of which shall be deemed to be an original but all of which shall constitute but one instrument. In proving this Agreement, it shall not be necessary to produce or account for more than one such counterpart.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.

THIS CONTRACT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

					THE BOEING COMPANY

                                By:      /s/ Philip M. Condit
                                      ---------------------------
					Philip M. Condit
					Chief Executive Officer


Executive:

By:   /s/ Harry C. Stonecipher
     ---------------------------
        Harry C. Stonecipher

                               EXHIBIT (3) (i)
                          CERTIFICATE OF AMENDMENT
                                     OF
                    RESTATED CERTIFICATE OF INCORPORATION


The Boeing Company, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that the following amendment to the Corporation's Restated Certificate of Incorporation was duly proposed by the Corporation's Board of Directors and adopted by the Corporation's stockholders in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware:

        The first sentence of Article FOURTH of the Restated Certificate of Incorporation is amended to read in its entirety as follows:

        FOURTH: The total number of shares of stock of all classes which the Corporation shall have authority to issue is 1,220,000,000 shares, of which 20,000,000 shares shall be Preferred Stock of the par value of $1 each (hereinafter called "Preferred Stock") and 1,200,000,000 shares shall be common stock of the par value of $5 each (hereinafter called "Common Stock").

IN WITNESS WHEREOF, The Boeing Company has caused this certificate to be signed and attested by its duly authorized officers, this second day of May, 1997.

                                        THE BOEING COMPANY



                                        By:     /s/ Theodore J. Collins
                                           --------------------------------
                                                Theodore J. Collins
                                               Senior Vice President
                                                and General Counsel

ATTEST:



By:      /s/ Heather Howard
   -----------------------------
           Heather Howard
         Corporate Secretary
       	and Corporate Counsel

                              EXHIBIT (3) (ii)
                             THE BOEING COMPANY

                         CERTIFICATE OF ELIMINATION
                                     OF
                SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

The Boeing Company, a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Company"), pursuant to Section 151 of the General Corporation Law of the State of Delaware, does hereby certify that the following resolution was duly adopted by the Board of Directors of the Company on June 30, 1997, and does further certify that at the date of adoption of said resolution, and at the date hereof, no shares of the Series A Junior Participating Preferred Stock of the Company (the "Series A Stock") were issued or outstanding, and no shares of the Series A Stock will be issued, and the Series A Stock is hereby eliminated.

        RESOLVED, That upon the expiration on August 7, 1997, of the Rights Agreement, dated as of July 27, 1987, by and between The Boeing Company and The First National Bank of Boston, as Rights Agent, the Company shall, pursuant to Section 151(g) of the Delaware General Corporation Law, eliminate from its Restated Certificate of Incorporation Article THIRTEENTH, which was added thereto by a certificate of designations of the Series A Junior Participating Preferred Stock (the "Series A Stock"), and the officers of the Company are hereby authorized and directed, after such date, to execute on behalf of the Company a certificate of elimination stating that no shares of the Series A Stock are outstanding and none shall be issued subject to the certificate of designations previously filed, and to file the same with the Secretary of the State of Delaware in accordance with the provisions of Section 151(g).

IN WITNESS WHEREOF, The Boeing Company has caused this Certificate of Elimination to be signed by its duly authorized officers this 13th day of August, 1997.


                                        THE BOEING COMPANY

                                        By:     /s/ Theodore J. Collins
                                           --------------------------------
                                                Theodore J. Collins
                                               Senior Vice President
                                                and General Counsel

ATTEST:


       /s/ Kathryn A. Brown
    -----------------------------
          Kathryn A. Brown
    Assistant Corporate Secretary

                              EXHIBIT (3) (iii)
                    RESTATED CERTIFICATE OF INCORPORATION
                            OF THE BOEING COMPANY


THE BOEING COMPANY, a corporation organized and existing under the General Corporation Law of the State of Delaware, does hereby certify that:

1. The original Certificate of Incorporation was filed with the Secretary of State of Delaware on July 19, 1934, and the name under which it was originally incorporated is Boeing Airplane Company.

2.	The following Restated Certificate of Incorporation was duly adopted by the Corporation's Board of Directors in accordance with the provisions of Section 245 of the General Corporation Law of the State of Delaware, and only restates and integrates and does not further amend the provisions of the Corporation's Certificate of Incorporation as heretofore amended and supplemented, and there is no discrepancy between those provisions and the following:


FIRST:  The name of the Corporation is THE BOEING COMPANY.

SECOND: Its registered office or place of business in the State of Delaware is to be located at 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent is The Corporation Trust Company, and the address of said registered agent is 1209 Orange Street, in said City of Wilmington.

THIRD: The nature of the business, or objects or purposes to be transacted, promoted, or carried on, are those necessary to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

FOURTH: The total number of shares of stock of all classes which the Corporation shall have authority to issue is 1,220,000,000 shares, of which 20,000,000 shares shall be Preferred Stock of the par value of $1 each (hereinafter called "Preferred Stock") and 1,200,000,000 shares shall be Common Stock of the par value of $5 each (hereinafter called "Common Stock").

The designations and the powers, preferences, and rights and the qualifications, limitations, or restrictions thereof of the shares of each class are as follows:

1. The Preferred Stock may be issued from time to time in one or more series, the shares of each series to have such voting powers, full or limited, and such designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions thereof as are stated and expressed herein or in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors as hereinafter provided.

2.	Authority is hereby expressly granted to the Board of Directors of the
Corporation, subject to the provisions of this Article FOURTH and to the limitations prescribed by law, to authorize the issue of one or more series of Preferred Stock and with respect to each such series to fix by resolution or resolutions providing for the issue of such series the voting powers, full or limited, if any, of the shares of such series and the designations, preferences, and relative, participating, optional, or other special rights and the qualifications, limitations, or restrictions thereof. The authority of the Board of Directors with respect to each series shall include but not be limited to the determination or fixing of the following:

(a)	The designation of such series.

(b)	The dividend rate of such series, the conditions and dates upon which such dividends shall be payable, the relation which such dividends shall bear to the dividends payable on any other class or classes of stock, and whether such dividends shall be cumulative or noncumulative.

(c)	Whether the shares of such series shall be subject to redemption by the Corporation and, if made subject to such redemption, the times, prices, and other terms and conditions of such redemption.

(d) The terms and amount of any sinking fund provided for the purchase or redemption of the shares of such series.

(e)	Whether or not the shares of such series shall be convertible into or exchangeable for shares of any other class or classes or of any other series of any class or classes of stock of the Corporation, and, if provision be made for conversion or exchange, the times, prices, rates, adjustments, and other terms and conditions of such conversion or exchange.

(f)	The extent, if any, to which the holders of the shares of such series shall be entitled to vote with respect to the election of directors or otherwise.

(g)	The restrictions, if any, on the issue or reissue of any additional
Preferred Stock.

(h)	The rights of the holders of the shares of such series upon the dissolution of, or upon the distribution of assets of, the Corporation.

3. Except as otherwise required by law and except for such voting powers with respect to the election of directors or other matters as may be stated in the resolution or resolutions of the Board of Directors providing for the issue of any series of Preferred Stock, the holders of any such series shall have no voting power whatsoever. Subject to Article EIGHTH herein and to such restrictions as may be stated in the resolution or resolutions of the Board of Directors providing for the issue of any series of Preferred Stock, any amendment to the Certificate of Incorporation which shall increase or decrease the authorized stock of any class or classes may be adopted by the affirmative vote of the holders of a majority of the outstanding shares of the voting stock of the Corporation.

4.	No holder of stock of any class of the Corporation shall have, as such holder, any preemptive or preferential right of subscription to any stock of any class of the Corporation or to any obligations convertible into stock of the Corporation, issued or sold, or to any right of subscription to, or to any warrant or option for the purchase of any thereof, other than such (if any) as the Board of Directors of the Corporation, in its discretion, may determine from time to time.

5.	Subject to Article EIGHTH herein, the Corporation may from time to time issue and dispose of any of the authorized and unissued shares of Common
Stock or of Preferred Stock for such consideration not less than its par value, as may be fixed from time to time by the Board of Directors, without action by the stockholders. The Board of Directors may provide for payment therefor to be received by the Corporation in cash, property, or services. Any and all such shares of the Preferred or Common Stock of the Corporation the issuance of which has been so authorized, and for which consideration so fixed by the Board of Directors has been paid or delivered, shall be deemed fully paid stock and shall not be liable to any further call or assessment thereon.

6. Effective as of August 1, 1966, the stock of the Corporation is changed to eliminate all fractions of one share that may then exist. In lieu of each such fraction of one share there is created a money obligation of the Corporation in an amount equal to said fraction multiplied by the closing price per share of such stock on the New York Stock Exchange on August 1, 1966, such amount to be paid by the Corporation after such date to the person or persons entitled thereto conditioned only upon the surrender of the fractional share certificate to the Corporation's Transfer Agent. No money obligation or payment provided for in this paragraph shall be a charge upon or against the capital stock account of the Corporation.

FIFTH: The minimum amount of capital with which the Corporation will commence business is One Thousand Dollars.

SIXTH:  The Corporation is to have perpetual existence.

SEVENTH: The private property of the stockholders shall not be subject to the payment of corporate debts.

EIGHTH: In addition to any affirmative vote required by law or this Certificate of Incorporation, any "Business Combination" (as hereinafter defined) involving the Corporation shall be subject to approval in the manner set forth in this Article EIGHTH.

1. For the purposes of Article EIGHTH, Article NINTH, and Article ELEVENTH of this Certificate of Incorporation and Articles I, II and VIII of the By-Laws of the Corporation:

(a) "Affiliate" and "beneficial owner" are used herein as defined in Rule 12b-2 and Rule 13d-3, respectively, under the Securities
Exchange Act of 1934 as in effect on the date of adoption of this Article EIGHTH by the stockholders of the Corporation (the "1934
Act"). The term "Affiliate" as used herein shall exclude the Corporation, but shall include the definition of "Associate" as contained in said Rule 12b-2.

(b) An "Interested Stockholder" is a Person other than the Corporation who is (i) the beneficial owner of ten percent or more of the stock of the Corporation entitled to vote for the election of directors
("Voting Stock") or (ii) an Affiliate of the Corporation and (A) at any time within a two-year period prior to the record date to vote on a Business Combination was the beneficial owner of ten percent or more of the Voting Stock or (B) at the completion of the Business
Combination will be the beneficial owner of ten percent or more of the Voting Stock.

For purposes of determining whether a Person is an Interested Stockholder pursuant to paragraph (b) of this Section 1, (i) the number of shares of Voting Stock deemed to be owned by the Interested Stockholder shall include shares deemed owned through application of paragraph (b) of this Section 1 together with Voting Stock that may be issuable pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, warrants, or options, or otherwise and (ii) the number of shares of Voting Stock deemed to be outstanding shall not include any shares of Voting Stock that may be issuable pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, warrants, or options, or otherwise.

(c) A "Person" is a natural person or a legal entity of any kind, together with any Affiliate of such person or entity, or any person or entity with whom such person, entity, or an Affiliate has any agreement or understanding relating to acquiring, voting, holding, or disposing of Voting Stock.

(d) A "Continuing Director" is a member of the Board of Directors of the Corporation (other than any Interested Stockholder or any Affiliate of an Interested Stockholder) who was a director prior to the time any Interested Stockholder became an Interested Stockholder, or any director who was recommended for election or elected by the Continuing Directors. Any action to be taken by the Continuing
Directors shall require the affirmative vote of a majority of the Continuing Directors.

(e) A "Business Combination" is (i) a merger or consolidation of the Corporation or any of its subsidiaries or an exchange of stock of the Corporation with an Interested Stockholder or an Affiliate of an Interested Stockholder; (ii) the sale, lease, exchange, pledge, transfer, or other disposition (A) by the Corporation or any of its subsidiaries of all or a Substantial Part of the Corporation's
Assets to an Interested Stockholder or an Affiliate of an Interested Stockholder or (B) by an Interested Stockholder or an Affiliate of an Interested Stockholder of any of its assets, except in the ordinary course of business, to the Corporation or any of its subsidiaries; (iii) the issuance of stock or other securities of the Corporation or any of its subsidiaries to an Interested Stockholder or an Affiliate of an Interested Stockholder, other than on a pro rata basis to all holders of Voting Stock of the same class held by the Interested Stockholder or any such Affiliate pursuant to a stock split, stock dividend, or distribution of warrants or rights;
(iv) the adoption of any plan or proposal for the liquidation or dissolution of the Corporation proposed by or on behalf of an Interested Stockholder or an Affiliate of an Interested Stockholder;

(v) any reclassification or redemption of securities, recapitalization, merger, consolidation or other transaction which has the effect, directly or indirectly, of increasing the proportionate share of any Voting Stock beneficially owned by an Interested Stockholder or an Affiliate of an Interested Stockholder;
(vi) any loan of money or other assets of the Corporation to, or guarantee of indebtedness or other obligations of, an Interested Stockholder or an Affiliate of an Interested Stockholder by the Corporation; (vii) any redemption by the Corporation of shares of outstanding stock of the Corporation or of options, warrants, or rights to acquire shares of stock of the Corporation beneficially owned by an Interested Stockholder or an Affiliate of an Interested Stockholder, other than on a pro rata basis to all holders of such stock or rights; or (viii) any agreement, contract, or other arrangement providing for any of the foregoing transactions.

(f) A "Substantial Part of the Corporation's Assets" shall mean tangible or intangible assets of the Corporation or any of its subsidiaries with a fair market value, as determined by the Continuing Directors, in an amount equal to twenty percent or more of the total consolidated assets of the Corporation and its subsidiaries taken as a whole as of the end of its most recent fiscal year ended prior to the time the determination is made.

2. The affirmative vote of not less than seventy-five percent of the Voting Stock shall be required for the adoption or authorization of a Business Combination, unless:

(a)	Such Business Combination shall have been approved by the
affirmative vote of a majority of the Continuing Directors or

(b)	The Continuing Directors determine that:

(i)	The fair market value of the consideration per share to be
received or retained by the holders of each class or series of stock of the Corporation in a Business Combination is equal to or greater than the higher of (A) the highest consideration per share (including brokerage commissions and soliciting dealer's fees) paid by such Interested Stockholder in acquiring any shares of such class of stock previously acquired in any one transaction or series of related transactions, whether before or after the Interested
Stockholder became an Interested Stockholder, or (B) the highest closing sale price during the two-year period immediately preceding the date of completion of the Business Combination of a share of such stock on the Composite Tape for New York Stock Exchange Listed Stocks, or, if such stock is not quoted on the Composite Tape, on the New York Stock
Exchange, and, if at any time during such two-year period such stock is not listed on such Exchange, on the principal United States securities exchange registered under the 1934 Act on which such stock is listed, and, if such stock is not listed on any such exchange, the highest closing sales price or bid quotation with respect to a share of such stock during the two-year period preceding the date of completion of the Business Combination on the National Association of Securities Dealers, Inc., Automated Quotations System or any system then in use, or if no such quotations are available, the fair market value on the date of completion of the Business
Combination of a share of such stock as determined by a majority of the Continuing Directors in good faith; provided, however, that the consideration to be received by holders of a particular class or series of stock of the Corporation shall be in cash or in the same form as was previously paid in order to acquire beneficially shares of such class or series of stock of the Corporation that are beneficially owned by the Interested Stockholder and, if the Interested Stockholder beneficially owns shares of any class or series of stock of the Corporation that were acquired with varying forms of consideration, the form of consideration to be received by holders of such class or series of stock of the Corporation shall be either cash or the form used to acquire beneficially the largest number of shares of such class or series of stock of the Corporation beneficially acquired by it whether before or after the Interested Stockholder became an Interested Stockholder and

(ii)	the Interested Stockholder shall not have received or will not receive the benefit, directly or indirectly (except proportionately as a stockholder), of any loans, advances, guarantees, pledges, or other financial assistance or tax credits or other tax advantages provided by the Corporation, whether in anticipation of or in connection with such Business
Combination or otherwise.

3.	In the event any vote of holders of Voting Stock is required for the adoption or approval of any Business Combination, a proxy or information statement describing the Business Combination and complying with the requirements of the 1934 Act shall be mailed at a date determined by the Continuing Directors to all stockholders of the Corporation whether or not such statement is required under the 1934 Act. The statement shall contain any recommendations as to the advisability of the Business Combination which the Continuing Directors, or any of them, may choose to state and, if deemed advisable by the Continuing Directors, an opinion of an investment banking firm as to the fairness of the terms of such Business Combination. Such firm shall be selected by the Continuing Directors and paid a fee for its services by the Corporation as approved by the Continuing Directors.

NINTH: Any action by stockholders of the Corporation shall be taken at a meeting of stockholders and no action may be taken by written consent of stockholders entitled to vote upon such action unless such action shall have been submitted to the stockholders after approval by the affirmative vote of a majority of the Continuing Directors.

TENTH: Subject to the provisions of the laws of the State of Delaware, the following provisions are adopted for the management of the business and for the conduct of the affairs of the Corporation, and for defining, limiting, and regulating the powers of the Corporation, the directors, and the stockholders:

(a)	The books of the Corporation may be kept outside the State of
Delaware at such place or places as may from time to time be designated by the Board of Directors.

(b)	The business of the Corporation shall be managed by its Board of
Directors, and the Board of Directors shall have power to exercise all the powers of the Corporation, including (but without limiting the generality hereof) the power to create mortgages upon the whole or any part of the property of the Corporation, real or personal, without any action of or by the stockholders, except as otherwise provided by statute or by the By-Laws.

(c)	The number of the directors shall be fixed by the By-Laws, subject to alteration from time to time by amendment of the By-Laws either by the Board of Directors or the stockholders. An increase in the number of directors shall be deemed to create vacancies in the Board, to be filled in the manner provided in the By-Laws. Any director or any officer elected or appointed by the stockholders or by the Board of Directors may be removed in such manner as shall be provided in the By-Laws.

(d)	The Board of Directors shall have power to make and alter By-Laws, subject to such restrictions upon the exercise of such power as are contained in this Certificate or the By-Laws.

(e)	The Board of Directors shall have power, in its discretion, to fix, determine, and vary from time to time the amount to be retained as surplus and the amount or amounts to be set apart out of any of the funds of the Corporation available for dividends as working capital or a reserve or reserves for any proper purpose, and to abolish any such reserve in the manner in which it was created.

(f)	The Board of Directors shall have power, in its discretion, from time to time to determine whether and to what extent and at what times and places and under what conditions and regulations the books and accounts of the Corporation, or any of them, other than the stock ledger, shall be open to the inspection of stockholders; and no stockholder shall have any right to inspect any account, book, or document of the Corporation, except as conferred by law or authorized by resolution of the directors or the stockholders.

(g)	Upon any sale, exchange, or other disposal of the property and/or assets of the Corporation, payment therefor may be made either to the Corporation or directly to the stockholders in proportion to their interests, upon the surrender of their respective stock certificates, or otherwise, as the Board of Directors may determine.

(h)	The right to cumulate votes in the election of directors shall not exist with respect to shares of stock of the Corporation.

(i)	In case the Corporation shall enter into any contract or transact any business with one or more of its directors, or with any firm of which any director is a member, or with any corporation or association of which any director is a stockholder, director, or officer, such contract or transaction shall not be invalidated or in any way affected by the fact that such director has or may have an interest therein which is or might be adverse to the interests of the Corporation, even though the vote of such director might have been necessary to obligate the Corporation upon such contract or transaction; provided, that the fact of such interest shall have been disclosed to the other directors or the stockholders of the Corporation, as the case may be, acting upon or with reference to such contract or transaction.

(j)	Whenever a compromise or arrangement is proposed between the
Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof, or on the application of any receiver or receivers appointed for the Corporation under the provisions of
Section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as a consequence of such compromise or arrangement, said compromise or arrangement and said reorganization shall, if sanctioned by the court to which said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of the Corporation, as the case may be, and also on the Corporation.

ELEVENTH: The Corporation reserves the right to amend, alter, change, add to, or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by statute; and all rights herein conferred are granted subject to this reservation.

Notwithstanding anything contained in this Certificate of Incorporation to the contrary, either (a) the recommendation of a majority of the Continuing Directors together with the affirmative vote of the holders of record of a majority of the Voting Stock or (b) the affirmative vote of the holders of record of at least seventy-five percent of the Voting Stock shall be required to alter, amend, repeal, or adopt any provision inconsistent with Section 3 and 5 of Article FOURTH hereof, Article EIGHTH hereof, Article NINTH hereof, paragraphs (c), (d), and (h) of Article TENTH hereof, this Article ELEVENTH, and Article VIII of the By-Laws.

TWELFTH: To the full extent that the Delaware General Corporation Law, as it exists on the date hereof or may hereafter be amended, permits the limitation or elimination of the liability of directors, a director of the Corporation shall not be liable to the Corporation or its stockholders for monetary damages for conduct as a director. Any amendment to or repeal of this Article TWELFTH shall not adversely affect any right or protection of a director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

                                              THE BOEING COMPANY


                                              By:     /s/ Philip M. Condit
                                                  --------------------------
                                                       Philip M. Condit
                                                    Chairman of the Board


ATTEST:


       /s/ Heather Howard
    -------------------------
         Heather Howard
      Corporate Secretary