Form 10-Q
period 1997-09-30
BOEING CO
filed 1997-11-14
CIK 12927

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




                       For the quarterly period ended
                             September 30, 1997


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

As of October 31, 1997, there were 999,593,261 shares of common stock, $5.00 par value, issued and outstanding.




 ..............................................................................
 ..............................................................................

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except per share data)
                                 (Unaudited)


                                       Nine months ended    Three months ended
                                          September 30          September 30
 ..............................................................................
                                          1997      1996        1997      1996
 ..............................................................................

Sales and other operating revenues     $34,073   $25,476     $11,371    $9,009
Operating costs and expenses            30,536    21,136      11,337     7,500
General and administrative expense       1,505     1,233         557       444
Research and development expense         1,464     1,221         456       407
------------------------------------------------------------------------------
Earnings (loss) from operations            568     1,886        (979)      658
Other income, principally interest         303       271         120       106
Interest and debt expense                 (365)     (295)       (122)      (96)
ShareValue Trust appreciation change       (42)       (4)        (40)       (4)
------------------------------------------------------------------------------
Earnings (loss) before income taxes        464     1,858      (1,021)      664
Income taxes                               144       484        (325)      198
------------------------------------------------------------------------------
Net earnings (loss)                    $   320   $ 1,374     $  (696)   $  466
==============================================================================


Earnings (loss) per share                $ .33     $1.41       $(.72)    $ .48
==============================================================================

Cash dividends per share                 $ .42     $ .41       $ .14     $ .14
==============================================================================













               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                  (Dollars in millions except per share data)
                                 (Unaudited)

                                                   September 30    December 31
                                                           1997           1996
 ..............................................................................
Assets
 ..............................................................................
Cash and cash equivalents                              $  4,820       $  5,469
Short-term investments                                      730            883
Accounts receivable                                       3,312          2,870
Current portion of customer and commercial financing        354            774
Deferred income taxes                                     1,393          1,362
Inventories, net of advances and progress billings       10,543          9,151
------------------------------------------------------------------------------
  Total current assets                                   21,152         20,509
Customer and commercial financing                         3,641          3,114
Property, plant and equipment, net                        8,314          8,266
Deferred income taxes                                       152            143
Goodwill                                                  2,418          2,478
Prepaid pension expense                                   3,270          3,014
Other assets                                                427            356
------------------------------------------------------------------------------
                                                        $39,374        $37,880
==============================================================================

Liabilities and Shareholders' Equity
 ..............................................................................
Accounts payable and other liabilities                  $11,404        $ 9,901
Advances in excess of related costs                       1,971          1,714
Income taxes payable                                        361            474
Short-term debt and current portion of long-term debt       608            637
------------------------------------------------------------------------------
  Total current liabilities                              14,344         12,726
Accrued retiree health care                               4,807          4,800
Long-term debt                                            6,353          6,852
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,000,022,667 and 993,347,933          5,000          4,967
  Additional paid-in capital                              1,238            920
  Treasury shares, at cost - 250,237 and 30,440             (13)            (1)
  Retained earnings                                       8,925          8,896
  Unearned compensation                                     (22)           (22)
  ShareValue Trust shares - 26,314,706 and 26,119,702    (1,258)        (1,258)
------------------------------------------------------------------------------
   Total shareholders' equity                            13,870         13,502
------------------------------------------------------------------------------
                                                        $39,374        $37,880
==============================================================================



               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)

                                                             Nine months ended
                                                               September 30
 ..............................................................................
                                                             1997         1996
 ..............................................................................
Cash flows - operating activities:
  Net earnings                                             $   320     $ 1,374
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    ShareValue Trust appreciation change                        42           4
    Depreciation                                             1,028         925
    Amortization of goodwill and intangibles                    78          13
    Changes in assets and liabilities -
      Short-term investments                                   153        (939)
      Accounts receivable                                     (442)        191
      Inventories, net of advances and progress billings    (1,392)        700
      Accounts payable and other liabilities                 1,633         308
      Advances in excess of related costs                      257         219
      Income taxes payable and deferred                       (153)        (99)
      Other assets                                            (345)       (328)
      Accrued retiree health care                                7          86
------------------------------------------------------------------------------
        Net cash provided by operating activities            1,186       2,454
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer and commercial financing - additions               (928)       (910)
  Customer and commercial financing - reductions               751       1,339
  Property, plant and equipment, net additions              (1,006)       (684)
  Other                                                                     27
------------------------------------------------------------------------------
        Net cash used by investing activities               (1,183)       (228)
------------------------------------------------------------------------------

Cash flows - financing activities:
  Debt additions                                                66         430
  Debt repayments                                             (594)       (421)
  ShareValue Trust                                                        (691)
  Common shares issued                                         268
  Stock options exercised, other                               143         177
  Common shares purchased                                     (118)       (709)
  Dividends paid                                              (417)       (356)
------------------------------------------------------------------------------
        Net cash used by financing activities                 (652)     (1,570)
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents          (649)        656
Cash and cash equivalents at beginning of year               5,469       4,527
------------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter            $ 4,820     $ 5,183
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

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)




Note 1 - Merger With McDonnell Douglas Corporation

Effective August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The Company issued 277.3 million shares in connection with the merger. The combined company is operating in the name of The Boeing Company.

The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no goodwill or acquisition revaluations were recorded.

The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.

The following table presents sales and other operating revenues and net earnings for the periods presented. The conforming accounting adjustment conforms the following McDonnell Douglas accounting policies to Boeing accounting policies:
(1) on a net-of-tax basis, the application of the percentage-of-completion method of recognizing sales and earnings for fixed-price contracts is changed from the cost-to-cost basis of revenue recognition to the delivery basis of revenue recognition; and (2) the McDonnell Douglas classification of income associated with cash and short-term investments and gains on sale of assets is changed from "Sales and other operating revenues" to "Other income, principally interest."


                                      Three months ended     Nine months ended
Sales and other operating revenues    September 30, 1996    September 30, 1996
 ..............................................................................
The Boeing Company                                $5,601               $16,169
McDonnell Douglas Corporation                      3,308                 9,743
Intercompany sales elimination                      (164)                 (451)
Conforming accounting adjustment                     264                    15
------------------------------------------------------------------------------
Combined                                          $9,009               $25,476
==============================================================================


Net earnings
The Boeing Company                                  $254                $  841
McDonnell Douglas Corporation                        195                   581
Conforming accounting adjustment                      17                   (48)
------------------------------------------------------------------------------
Combined                                            $466                $1,374
==============================================================================

The conforming accounting adjustments have also resulted in the following changes applicable to the McDonnell Douglas balance sheet accounts: an increase in current deferred tax assets; a decrease in inventories, billings in excess of related costs, and retained earnings; and conformity to a classified balance sheet separating current and non-current balances.



Note 2 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the periods ended September 30, 1997, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited financial statements and notes included in the 1996 annual reports of The Boeing Company and McDonnell Douglas Corporation.


Note 3 - Summary of Significant Accounting Policies

Principles of consolidation
---------------------------

The consolidated financial statements include the accounts of all majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

Sales and other operating revenues
----------------------------------

Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of contractual sales events. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain U.S. Government contracts contain profit incentives based upon performance relative to predetermined targets. Incentives based on cost performance are recorded currently, and other incentives and fee awards are recorded when the amounts can be reasonably estimated or are awarded. Income associated with customer financing activities is included in sales and other operating revenues.

Contract and program accounting
-------------------------------

Information, space and defense systems segment operations principally consist of performing work under U.S. Government and foreign military contracts. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue. To the extent the total of such costs is expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated realizable value.

Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 737, 747, 757, 767 and 777 commercial aircraft programs is determined based on estimated average total cost and revenue for the current program quantity. The initial program quantities for the 777 program and the 737-600, -700, -800 Next-Generation programs have been established at 400 units, the same initial program quantity as used for the 747 program in 1969 and for the 767 and 757 programs in 1982. The Next-
Generation 737 deliveries are scheduled to begin in the fourth quarter of 1997. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

Cost of sales for the MD-80, MD-90 and MD-11 aircraft programs is determined on a specific-unit cost method. Effective October 1, 1995, the Company changed its accounting for the MD-11 program to the specific-unit cost method. Prior to October 1, 1995, cost of sales for the MD-11 aircraft program was determined by the program method of accounting described above. Concurrent with this change in accounting for the MD-11 program, the Company revalued the MD-11 program inventory to be consistent with the specific-unit cost method. This revaluation resulted in a non-cash pretax charge to operations of $1,838 in the fourth quarter of 1995.


Inventories
-----------

Inventoried costs on long-term commercial aircraft programs and U.S. Government and foreign military contracts include direct engineering, production and tooling costs, and applicable overhead. Inventoried costs associated with commercial aircraft programs and long-term contracts, less estimated average cost of sales, are not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.

Research and development, general and administrative expenses
-------------------------------------------------------------

Research and development and general and administrative expenses are charged directly to earnings as incurred.

Interest expense
----------------

Interest and debt expense is presented net of amounts capitalized. Interest expense is subject to capitalization as a construction-period cost of property, plant and equipment and of commercial program tooling.

Income taxes
------------

Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes.


Note 4 - Cost Impact of Commercial Aircraft Production Recovery Plans

The Company is in the midst of an unprecedented production rate build-up for the 7-series commercial aircraft programs, and has experienced raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors have resulted in significant out-of-sequence work.

The breadth and complexity of the entire commercial aircraft production process, especially during a time of substantial production rate increases, present a situation where disrupted process flows are causing major inefficiencies throughout the entire process chain. Under the current recovery plans, the 747 and 737 production lines were halted for approximately one month beginning early October 1997.

During the third quarter of 1997, the Company recognized a pretax charge of approximately $1,600 associated with the related recovery plans and late delivery costs, of which $700 relates to the Next-Generation 737 program. The unplanned production inefficiencies have had a significant impact on the Next-Generation 737 program, and the $700 represents the estimated excess of unit production costs, tooling and special equipment costs over the estimated revenues for the initial 400 units, the initial program quantity as discussed in
Note 3.


Note 5 - Contingent Valuation Losses

On November 3, 1997, the Company announced product strategy decisions regarding the commercial aircraft programs of the Douglas Products Division (formerly Douglas Aircraft Company). The Douglas Products Division programs currently in production are the MD-11 trijet and the MD-80 and MD-90 twinjets. Additionally, the MD-95 twinjet is currently in development, with first delivery scheduled for 1999. Based upon current market assessments, the Company intends to continue to offer the MD-11 trijet, but principally limited to the freighter version. The MD-80 and MD-90 will continue to be produced until approximately mid-1999, when current production commitments end. The Company is committed to build the 50 MD-95s ordered by launch customer AirTran; however, no decision about the long-term future of the MD-95 program has been made. The financial implications of these Douglas Products Division program decisions and associated near-term operating decisions are expected to be included in the fourth-quarter 1997 operating results. These decisions are expected to result in the write-off of certain program assets and related valuation adjustments. The product strategy decisions are one step in an ongoing operating review of all of the Company's sites and capabilities to make the most productive use of the available resources in the longer term.

Note 6 - Earnings per Share

Net earnings per share are computed based on 969.3 million shares and 972.9 million shares for the nine-month periods ended September 30, 1997 and 1996, which are the weighted average number of shares outstanding excluding the outstanding shares held by the ShareValue Trust. There is no material dilutive effect on net earnings per share due to common stock equivalents. See Note 14 regarding the ShareValue Trust.

Statement of Financial Accounting Standards No. 128, Earnings per Share, is required to be implemented in financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not anticipate that adoption of this Statement will have a material effect on earnings per share.


Note 7 - Income Taxes

Significant components of the effective tax rates were as follows:

                                                             Nine months ended
                                                                September 30
 ..............................................................................
                                                                1997      1996
 ..............................................................................

U.S. Federal statutory tax rate                               35.0 %    35.0 %
Foreign Sales Corporation tax benefit                         (8.9)%    (4.2)%
Research benefit                                              (0.9)%    (0.1)%
Prior years' investment tax credit                                      (5.1)%
Prior years' tax adjustment                                   (4.4)%    (1.1)%
Nondeductibility of goodwill and merger costs                  7.8 %
Other provision adjustments                                   (0.2)%    (0.3)%
State income tax provision, net of effect on U.S. federal tax  2.6 %     1.8 %
------------------------------------------------------------------------------
Effective tax rate                                            31.0 %    26.0 %
==============================================================================


Net income tax payments were $250 and $525 for the nine months ended September 30, 1997 and 1996.



Note 8 - Accounts Receivable

Accounts receivable consisted of the following:

                                                    September 30   December 31
                                                            1997          1996
 ..............................................................................
Accounts receivable under U.S. Government contracts       $2,363        $2,159
Accounts receivable from commercial and foreign
 government customers                                        949           711
------------------------------------------------------------------------------
                                                          $3,312        $2,870
==============================================================================

Note 9 - Inventories

Inventories consisted of the following:

                                                    September 30   December 31
                                                            1997          1996
 ..............................................................................
Commercial aircraft programs and long-term
 contracts in progress                                  $ 25,800      $ 23,291
Commercial spare parts, general stock materials
 and other                                                 1,949         1,476
------------------------------------------------------------------------------
                                                          27,749        24,767
Less advances and progress billings                      (17,206)      (15,616)
------------------------------------------------------------------------------
                                                        $ 10,543      $  9,151
==============================================================================


Note 10 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:
                                                    September 30   December 31
                                                            1997          1996
 ..............................................................................
Aircraft financing
  Notes receivable                                        $  593        $  555
  Investment in sales-type leases                          1,539         1,605
  Operating lease equipment, at cost,
   less accumulated depreciation of $245
   and $206                                                1,098           868
Commercial equipment financing
  Notes receivable                                           114           257
  Investment in sales-type leases                            367           358
  Operating lease equipment, at cost,
   less accumulated depreciation of $101
   and $106                                                  436           395
------------------------------------------------------------------------------
Less valuation allowance                                    (152)         (150)
------------------------------------------------------------------------------
                                                          $3,995        $3,888
==============================================================================


Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.

Note 11 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                    September 30   December 31
                                                            1997          1996
 ..............................................................................
Accounts payable                                         $ 5,097        $4,787
Accrued compensation and employee benefit costs            2,351         2,000
Lease and other deposits                                     779           524
Other                                                      3,177         2,590
------------------------------------------------------------------------------
                                                         $11,404        $9,901
==============================================================================


Note 12 - Debt

The Company has $1,000 currently available under credit line agreements with a group of commercial banks. Under these agreements, there are compensating balance arrangements, and retained earnings totaling $2,104 are free from dividend restrictions. The Company has complied with the restrictive covenants contained in various debt agreements. Additionally, the Company has received commitments from a group of commercial banks to increase the credit line availability to $3,000. Under the revised agreements, the compensating balance arrangement and dividend restrictions will be eliminated.

During the fourth quarter of 1997, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, filed a shelf registration statement with the Securities and Exchange Commission relating to up to $1,200 aggregate principal amount of debt securities. In addition, BCC has $240 available under a credit line agreement with a group of commercial banks.

Total debt interest, including amounts capitalized, was $413 and $338 for the nine-month periods ended September 30, 1997 and 1996, and interest payments were $442 and $337.


Note 13 - Shareholders' Equity

Stock split
-----------

An increase in the total number of shares of authorized stock from 610 million to 1,220 million was approved by shareholders at the Company's Annual Meeting on April 28, 1997, and a 2-for-1 stock split was effective as of the close of business June 6, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying, from additional paid-in capital or retained earnings to common stock, the par value of the additional shares arising from the split. In addition, all references to number of shares and per share amounts have been restated to reflect the stock split.

Changes in shareholders' equity for the nine-month periods ended September 30, 1997 and 1996, consisted of the following:
(Shares in thousands)

 ..............................................................................
                                                 1997               1996
                                            Shares   Amount    Shares   Amount
 ..............................................................................
Common Stock
 Beginning balance - January 1             993,348  $ 4,967   989,255  $ 4,946
  Shares issued                              4,550       23
  Shares repurchased                                          (14,822)     (74)
  Shares issued for incentive stock plans    2,125       10       830        4
------------------------------------------------------------------------------
 Ending balance - September 30           1,000,023  $ 5,000   975,263  $ 4,876
------------------------------------------------------------------------------

Additional paid-in capital
 Beginning balance - January 1                      $   920            $     0
  Shares issued                                         245
  Shares repurchased                                                      (231)
  Treasury shares issued for incentive
   stock plans, net                                      (5)                (3)
  Tax benefit related to incentive stock plans           31                 45
  Stock appreciation rights expired or surrendered        5                  7
  ShareValue Trust market value adjustment               42                182
------------------------------------------------------------------------------
 Ending balance - September 30                      $ 1,238            $     0
==============================================================================

Treasury stock
 Beginning balance - January 1                  30  $    (1)   10,608  $  (209)
  Treasury shares issued for incentive
   stock plans, net                         (1,349)     106    (6,892)     159
  Treasury shares acquired                   1,564     (118)    3,872     (168)
  Shares transferred from/to ShareValue Trust    5        0    (7,000)     196
------------------------------------------------------------------------------
 Ending balance - September 30                 250  $   (13)      588  $   (22)
==============================================================================

Retained earnings
 Beginning balance - January 1                      $ 8,896            $ 7,808
  Net earnings                                          320              1,374
  Shares repurchased                                                      (233)
  Cash dividends declared                              (291)              (273)
------------------------------------------------------------------------------
 Ending balance - September 30                      $ 8,925            $ 8,676
==============================================================================

Unearned compensation
 Beginning balance - January 1                      $   (22)           $   (18)
  New issuances                                         (29)               (22)
  Amortization                                           29                 12
------------------------------------------------------------------------------
 Ending balance - September 30                      $   (22)           $   (28)
==============================================================================

Changes in shareholders' equity for the nine-month periods ended September 30, 1997 and 1996, consisted of the following (cont.):
(Shares in thousands)

 ..............................................................................
                                                 1997               1996
                                            Shares   Amount    Shares   Amount
 ..............................................................................

ShareValue Trust
 Beginning balance - January 1              26,120  $(1,258)        0  $     0
  Shares transferred to/from treasury stock     (5)             7,000     (196)
  Shares acquired from dividend reinvestment   200
  Cash transferred to trust                                               (691)
  Cash used to purchase common stock                                       483
  Common stock purchased                                       11,232     (483)
  Market value adjustment                               (42)              (182)
  Accrual of distributable appreciation                  42                  4
------------------------------------------------------------------------------
 Ending balance - September 30              26,315  $(1,258)   18,232  $(1,065)
==============================================================================


Note 14 - ShareValue Trust

In July 1996, the Company established a self-sustaining, irrevocable 12-year trust, the ShareValue Trust, designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. As of September 30, 1997, the Trust had acquired 26,025,460 shares of the Company's common stock, equivalent to $1,150 of market value based upon a stock price of $44 3/16, which was the average price per share on June 28, 1996, plus 289,246 shares acquired from reinvested dividends. Shares of common stock held by the Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. If the term of the Trust is not extended beyond the initial irrevocable 12-year period, any residual trust balance will revert to the Company.

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

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distribution obligations, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. As of September 30, 1997, the total increased value of both current funds exceeded the thresholds by $175.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding and receive dividend payments. The ShareValue Trust is adjusted to market value at each reporting period, with an offsetting adjustment to additional paid-in capital.

As a result of the merger of McDonnell Douglas Corporation with a wholly-owned subsidiary of the Company effective August 1, 1997, McDonnell Douglas became a wholly-owned subsidiary of the Company. The approximately 64,000 employees of the McDonnell Douglas subsidiary are not currently participants in the ShareValue Trust. The Company's Board of Directors has approved the issuance of up to $550 of additional stock to fund the ShareValue Trust for future participation by the employees of the McDonnell Douglas subsidiary.


Note 15 - Contingencies

On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At September 30, 1997, inventories included approximately $575 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, namely $350.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. Subsequent to an early 1997 stipulation based on the prior orders and findings of the Court in which the parties agreed that plaintiffs were entitled to recover $1,071 the Court has preliminarily determined that the Government is liable for certain adjustments that increase the plaintiffs' possible recovery. A trial to determine the plaintiffs' recovery has now concluded and judgment is expected in the near future. On January 22, 1997, the Court issued an opinion in which it ruled that plaintiffs are entitled to recover interest on that recovery.

Although the Government is expected to appeal the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, ultimately could result in pretax income ranging up to an amount that could more than offset the loss provision established in 1990.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Three additional lawsuits of a similar nature have been filed in the same court. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997 (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

Sales of $34.1 billion for the first nine months of 1997 were 34% higher than sales for the comparable period of 1996. A total of 272 commercial aircraft were delivered, compared with 185 in the first nine months of 1996. Approximately 375-385 commercial aircraft deliveries are currently projected for the full year 1997, compared with 218 in 1996. Total sales for 1997 are projected to be in the $46 billion to $47 billion range, compared with $35.5 billion in 1996.

Sales by business segment were as follows ($ in billions):

                                          First Nine Months    Third Quarter
                                          -----------------    -------------
                                            1997     1996      1997     1996
                                            ----     ----      ----     ----

   Commercial aircraft                     $20.5    $14.0     $ 6.5    $ 5.0
   Information, space and defense systems   13.3     11.3       4.8      3.9
   Financial services and other               .3       .2        .1       .1
                                           -----    -----     -----    -----
           Total                           $34.1    $25.5     $11.4     $9.0
                                           =====    =====     =====    =====



Commercial aircraft deliveries were as follows:

                                          First Nine Months    Third Quarter
                                          -----------------    -------------
        Model                               1997     1996      1997     1996
        -----                               ----     ----      ----     ----
        737                                   93       53        33       15
        747                                   30       16         8        5
        757                                   34       34        10       15
        767                                   34       29        11       10
        777                                   49       24        18        9
        MD-80                                 11       11         3        4
        MD-90                                 16        8         5        4
        MD-11                                  5       10         1        3
                                            ----     ----      ----     ----
           Total                             272      185        89       65
                                            ====     ====      ====     ====

|------------------------------------------------------------------------------|
Forward-Looking Information Is Subject to Risk and Uncertainty
Certain statements in the financial discussion and analysis by management contain "forward-looking" information that involves risk and uncertainty, including projections for deliveries, sales, research and development expense, and other trend projections. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; future integration of McDonnell Douglas Corporation; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; collective bargaining labor disputes; performance issues with key suppliers and subcontractors; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic growth; changing priorities or reductions in the U.S. Government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; and legal proceedings.
|------------------------------------------------------------------------------|

Information, space and defense systems deliveries included the following:

                                          First Nine Months    Third Quarter
                                          -----------------    -------------
                                            1997     1996      1997     1996
                                            ----     ----      ----     ----
        C-17                                   5        5         2        2
        F-15                                  10        9         3        4
        F-18 C/D                              29       23        11        4
        F-18 C/D Kits                         20       11         8        1
        T-45TS                                 8        8         5        3
        Delta II launches                      8        8         5        2


Net earnings before and after the effect of the ShareValue Trust (SVT) accounting were as follows (all shares adjusted for the 2-for-1 stock split effective June 6, 1997):


                                          First Nine Months    Third Quarter
                                          -----------------    -------------
                                            1997     1996      1997     1996
                                            ----     ----      ----     ----
                                  (Dollars in millions except per share data)

Before SVT accounting:
  Net earnings (loss)                      $ 347   $1,377    $ (670)   $ 469
  Earnings (loss) per share                $ .35   $ 1.41    $ (.67)   $ .48
  Average shares (millions)                995.5    976.0     998.5    975.2

After SVT accounting:
  Net earnings (loss)                      $ 320   $1,374    $ (696)   $ 466
  Earnings (loss) per share               $  .33   $ 1.41    $ (.72)   $ .48
  Average shares (millions)*               969.3    972.9     972.3    966.0


	*	Excludes outstanding shares held by the ShareValue Trust.

Net earnings after SVT accounting for the first nine months of 1997 were $320 million, compared to the nine-month 1996 net earnings of $1,374 million. The 1997 earnings were reduced by approximately $1.6 billion pretax, or $1.0 billion after tax, representing the financial impact of the unplanned and abnormal production inefficiencies and late-delivery costs associated with the accelerated production increases on the 7-series commercial aircraft programs. Earnings will continue to be negatively impacted by these production inefficiencies in 1998, which is the expected production recovery period. The results reflect the combined operations and conforming accounting adjustments resulting from the merger with McDonnell Douglas Corporation, which was completed on August 1, 1997, and $99 million in merger-related expenses. The nine-month 1996 earnings included income of $176 million after tax for the settlement of certain Information, Space & Defense Systems (ISDS) contract issues and the recognition of prior years' investment tax credits.

The higher sales for the 1997 third quarter were primarily attributed to the significantly higher level of commercial aircraft deliveries and the inclusion in 1997 of the operations of the aerospace and defense units acquired from Rockwell International Corporation in December 1996.

In addition to the commercial aircraft production problems, earnings for the quarter were lower than for the same period last year due to program losses at the Douglas Products Division (formerly Douglas Aircraft Company); higher research and development expense; higher joint venture development expense in the ISDS business units; and a higher effective income tax rate.

The overall operating earnings margin, exclusive of the abnormal production inefficiencies, research and development expense, merger-related expenses, and joint venture development costs expensed as incurred ($64 million in 1997, compared with $14 million in 1996), was 11.1% for the first nine months of 1997, compared with 11.9% for the same period in 1996, excluding the earnings from the settlement of contract issues. The 1997 margin has been impacted by the model mix of commercial aircraft deliveries that included 49 777s in the first nine months of 1997, compared with 24 777s in the first nine months of 1996, as well as increased pricing pressure. Margins for the balance of 1997 and 1998 exclusive of the abnormal production inefficiencies are expected to be lower due to significant 777 and Next-Generation 737 deliveries. With regard to the 777 and Next-Generation 737 programs, new and major derivative commercial aircraft programs normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of a program.

Research and development expense for the first nine months of 1997 was $1,464 million or $243 million higher than in the comparable period of 1996. Certification and first delivery of the 737-700 to Southwest Airlines is scheduled to occur during the fourth quarter. Development efforts in 1997 also include the 737-600 and -800 models; the 757-300, a stretched derivative of the 757-200 which is scheduled to be delivered to launch customer Condor-Flugdienst in early 1999; and the 767-400ER, a stretched version of the 767-300ER which is scheduled to be delivered to launch customer Delta Airlines in the year 2000. The MD-95 continues in development, with first delivery to AirTran in 1999. In addition, the ISDS group had a higher level of development expense on commercial space and communication activities, including the Delta III intermediate-class rocket, compared with prior periods.

Based on current programs and schedules, research and development expense for the full year 1997 is projected to be in the $1.9 billion to $2.0 billion range, compared with $1.6 billion in 1996.

The production problems which were being experienced on the commercial aircraft programs reached unexpected levels late in the third quarter. The Company is in the midst of an unprecedented production rate build-up for the 7-series commercial aircraft programs, and has experienced raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors have resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, present a situation where disrupted process flows are causing major inefficiencies throughout the entire process chain. Out-of-sequence work, which costs substantially more than in-sequence work, reached unexpected levels late in the third quarter. Under the current recovery plans, the 747 and 737 production lines were halted for approximately one month beginning early October. Process inefficiencies and work-arounds will continue until the entire process is substantially back in balance, which is expected to occur in 1998.

During the third quarter of 1997, the Company recognized a pretax charge of approximately $1.6 billion associated with the related recovery plans and late delivery costs, of which $700 million relates to the Next-Generation 737 program. The unplanned production inefficiencies have had a significant impact on the Next-Generation 737 program, and the $700 million represents the estimated excess of unit production costs, tooling and special equipment costs over the estimated revenues for the initial 400 units.

In addition to the approximately $1.6 billion pretax charge for the third quarter of 1997, the continuing recovery plan disruptions will also impact commercial aircraft segment earnings through 1998. Based on a successful execution of the current production recovery plans, it is expected that additional production disruption costs in the range of $1 billion pretax will be incurred over this time period. The cash expenditures associated with the production disruptions and recovery plans will approximate the reduced earnings through 1998.

The higher effective income tax rate for the nine months of 1997, compared with the same period of 1996, was primarily due to the recognition of a one-time tax benefit of $95 million related to prior years' investment tax credits in the second quarter of 1996. Without the investment tax credit benefit, the effective income tax rate would have been 31.2% for the first nine months of 1996, compared with 31.0% for the first nine months of 1997. The effective tax rate for the first nine months of 1997 reflects the current estimated annualized rate for 1997.

On November 3, 1997, the Company announced product strategy decisions regarding the commercial aircraft programs of the Douglas Products Division (formerly Douglas Aircraft Company). The Douglas Products Division programs currently in production are the MD-11 trijet and the MD-80 and MD-90 twinjets. Additionally, the MD-95 twinjet is currently in development, with first delivery scheduled for 1999. Based upon current market assessments, the Company intends to continue to offer the MD-11 trijet, but principally limited to the freighter version. The MD-80 and MD-90 will continue to be produced until approximately mid-1999, when current production commitments end. The Company is committed to build the 50 MD-95s ordered by launch customer AirTran; however, no decision about the long-term future of the MD-95 program has been made. The financial implications of these Douglas Products Division program decisions and associated near-term operating decisions are expected to be included in the fourth-quarter 1997 operating results. These decisions are expected to result in the write-off of certain program assets and related valuation adjustments. The product strategy decisions are one step in an ongoing operating review of all of the Company's sites and capabilities to make the most productive use of the available resources in the longer term.

Upon completion of the merger with McDonnell Douglas, the Information, Space & Defense Systems organization (ISDS) was formed, comprising business elements from the former Boeing Defense & Space Group and McDonnell Douglas Corporation. ISDS is now focused on achieving both market and cost synergies.

In September, Boeing and NASA jointly announced projected cost overruns on the International Space Station Alpha program that could total $600 million for this cost-reimbursement development contract. These overruns were the result of schedule delays on Russian hardware elements, subcontractor delays and development issues identified during the testing program. The Company has taken numerous actions to ensure that it achieves the revised flight schedule and cost estimates. These cost overruns are expected to have only a nominal impact on earnings because the contract with NASA is under cost-reimbursement terms.

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $5.6 billion at September 30, 1997, and total long-term debt at 33% of total shareholders' equity plus debt. The Company maintains its $1.0 billion revolving credit line, and has received commitments from a group of commercial banks to increase the credit line availability to $3.0 billion.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):

                                           Sep. 30     June 30     Dec. 31
                                              1997        1997        1996
                                           -------     -------     -------
    Commercial aircraft                    $  83.5     $  84.1     $  86.2
    Information, space and defense systems    25.3        28.1        28.0
                                           -------     -------     -------
      Total                                 $108.8      $112.2      $114.2
                                           =======     =======     =======

Unobligated U.S. Government contract funding not included in backlog totaled $28.9 billion at September 30, 1997, $30.7 billion at June 30, 1997, and $29.7 billion at December 31, 1996.






                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1997, the consolidated statements of operations for the nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

Deloitte & Touche LLP was furnished the reports of other accountants concerning the review of the interim financial information of McDonnell Douglas Corporation for the three-month and nine-month periods ended September 30, 1996, and the six-month period ended June 30, 1997. Those independent accountants' review reports also follow.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the Company) as of September 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. The accompanying condensed consolidated financial statements give retroactive effect to the 1997 merger of the Company and McDonnell Douglas Corporation (McDonnell Douglas), which has been accounted for as a pooling of interests as described in Note 1 to the condensed consolidated financial statements. We were furnished with the reports of other accountants on their review of the interim financial information of McDonnell Douglas for the six-month period ended June 30, 1997, and the three-month and nine-month periods ended September 30, 1996. Total McDonnell Douglas revenues constituted 30%, 37%, and 38% of consolidated total revenues for such periods, respectively.

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

Based on our review and the reports of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of the Company and subsidiaries as of December 31, 1996, prior to restatement for the 1997 pooling of interests (not presented herein); and in our report dated January 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. The financial statements of McDonnell Douglas for the year ended December 31, 1996, were audited by other auditors whose report, dated January 22, 1997, expressed an unqualified opinion on those financial statements (not presented herein). We also audited the adjustments described in Note 1 that were applied to restate the December 31, 1996, consolidated statement of financial position of the Company and subsidiaries for the 1997 pooling of interests (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1996, is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche  LLP
Deloitte & Touche  LLP
Seattle, Washington
October 24, 1997

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Shareholders and Board of Directors
McDonnell Douglas Corporation

We have reviewed the accompanying condensed consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) as of September 30, 1996, and the related condensed consolidated statement of earnings for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of MDC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) of MDC as of December 31, 1995, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated January 17, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) from which it has been derived.

As discussed in Note 2 to the condensed consolidated financial statements, in 1995 MDC changed its method of accounting for the MD-11 commercial aircraft program


/s/ Ernst & Young  LLP

Ernst & Young  LLP
St. Louis, Missouri
October 16, 1996

                   INDEPENDENT ACCOUNTANTS' REVEIW REPORT



Shareholders and Board of Directors
McDonnell Douglas Corporation


We have reviewed the accompanying condensed consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) as of June 30, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996 and the condensed consolidated statement of cash flows for the six-month periods ended
June 30, 1997 and 1996. These financial statements are the responsibility of MDC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) of MDC as of December 31, 1996, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended [not presented herein] and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet (including the consolidating data for MDC Aerospace and Financial Services) from which it has been derived.



/s/ Ernst & Young  LLP

Ernst & Young LLP
St. Louis, Missouri

July 16, 1997

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of
     Washington, in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Three additional lawsuits of a similar nature have been filed in the same court. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.


Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            (10)   Material Contracts.
                   Management Contracts and Compensatory Plans.
                   (i)   Boeing Company Executive Layoff Benefits Plan, as
                         amended on October 27, 1997.  Filed herewith.
                   (ii)  Supplemental Retirement Plan for Executives of The
                         Boeing Company, as amended on August 25, 1997. Filed herewith.
                   (iii) Supplemental Benefit Plan for Employees of The Boeing
                         Company, as amended on August 25, 1997. Filed herewith.
                   (iv) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. Filed as Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on
                         July 31, 1997.
                   (v) The McDonnell Douglas Incentive Award Plan as amended and restated July 20, 1990. Filed as Exhibit 99.2 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.

            (15) Letter From Independent Accountants Regarding Unaudited Interim Financial Information. Page 41.


        (b) A report on Form 8-K was filed on October 27, 1997, to report under
            Item 5 the announcement of third quarter results on October 24, 1997.

                                - - - - - - -



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              THE BOEING COMPANY
                                       --------------------------------
                                                 (Registrant)



        November 13, 1997                      /s/ Gary W. Beil
     ----------------------            --------------------------------
             (Date)                              Gary W. Beil
                                        Vice President and Controller

                              Exhibit (10) (i)
                Boeing Company Executive Layoff Benefits Plan




                                INTRODUCTION
                                ------------

The Boeing Company hereby establishes The Boeing Company Executive Layoff Benefits Plan to provide for lump sum payments as layoff benefits for its executive employees as provided in this document.

It is intended that this Plan constitute a welfare benefit severance pay plan under the Employee Retirement Income Security Act (ERISA) and that the plan shall be construed and interpreted in a manner consistent with such intention.


                                  Article 1
                                 Definitions
                                 -----------

1.1 Affiliate or Subsidiary means a member (other than The Boeing Company) of a controlled group of corporations (as defined in Internal Revenue Code
Section 1563(a) determined without regard to Internal Revenue Code Sections 1563(a)(4) and (e)(3)(c)), a group of trades or businesses (whether incorporated or not) which are under common control within the meaning of Internal Revenue Code Section 414(c), or an affiliated service group (as defined in Internal Revenue Code Section 414(m) or 414(o)) of which The Boeing Company is a part.

1.2	Committee means the Welfare Benefit Plans Committee (or its successor)
appointed by the Board of Directors of The Boeing Company.

1.3 Company means The Boeing Company, and any Affiliate or Subsidiary which has adopted the Plan by action of its Board of Directors if such adoption has been approved by the Compensation Committee or by such corporate officers as the Compensation Committee may designate.

1.4 Compensation Committee means the Compensation Committee appointed by the Board of Directors of The Boeing Company.

1.5	Effective Date means the closing date, August 1, 1997, of the Agreement and Plan of Merger dated as of December 14, 1996 among The Boeing Company,
West Acquisition Corporation, a wholly-owned subsidiary of The Boeing Company, and McDonnell Douglas Corporation.

1.6 Employee means a person who is employed by the Company including a person on an approved leave of absence.

1.7     Equivalent Employment means an employment offer made prior to a Layoff
Event

a) at an annual base salary equal to no less than 90% of the Employee's base salary at the time of the offer,

b) if the Employee is eligible for incentive compensation, with a target under the applicable incentive compensation plan which is no less than 90% of the Employee's target at the time of the offer,

c) for a job which is located within 70 miles of the normal location of the Employee's employment at the time of the offer.

1.8	Layoff Benefit is defined in Article 3.

1.9 	Layoff Event is defined in Section 2.3

1.10	Plan means The Boeing Company Executive Layoff Benefits Plan.

1.11	Plan Year means the calendar year.

1.12	Service shall be determined in the same manner as the service time calculation under the Company Service Awards Program procedure.



                                  Article 2
                        Eligibility and Layoff Event
                        ----------------------------

2.1     Eligibility

In order to be eligible for a Layoff Benefit, an Employee must meet the following requirements as of the date of the Layoff Event:

a) The Employee must be a member of a participating group of Employees in accordance with Section 2.2.

b) The Employee must have at least one year of Service, and

c) A Layoff Event must occur with respect to the Employee.

2.2     Participating Groups

a) Employees of The Boeing Company who are Executive Payroll Employees shall participate in the Plan.

b) Employees of McDonnell Douglas Corporation, a subsidiary of The Boeing Company, who are participants in the Senior Executive Performance Sharing Plan or the Performance Sharing Plan shall participate in the Plan.

c) The Compensation Committee may, by written resolution, provide for participation of other Employees as of an effective date specified in the resolution.

2.3	Layoff Event

A Layoff Event is an involuntary layoff from employment with the Company between the Effective Date and December 31, 1998 pursuant to a merger-related staffing decision, but does not include a layoff if:

a) The Employee becomes employed by the Company or any Affiliate or Subsidiary of the Company within 90 days of the layoff.

b) The layoff occurs because of a merger, sale, spin-off, reorganization, or similar transfer of assets or stock, and the Employee is offered Equivalent Employment with The Boeing Company or any Affiliate or Subsidiary of the Company.

c) The layoff occurs because of an act of God, natural disaster, or national emergency.

d) The layoff occurs because of a strike, picketing of the Company's premises, work stoppage, or any similar action which would interrupt or interfere with any operation of the Company, or

e) The termination of employment is for any reason other than involuntary layoff, including, but not limited to, voluntary or temporary layoff, resignation, dismissal, retirement, death, or leave of absence.



                                  Article 3
                               Layoff Benefit
                               --------------

3.1     Layoff Benefit

An Employee's Layoff Benefit is equal to:

a) One year of salary (base salary at time of layoff), plus

b) Incentive target under the Incentive Compensation Plan for Officers and Employees of The Boeing Company and Subsidiaries or the McDonnell Douglas Senior Executive Performance Sharing Plan or the Performance Sharing Plan effective at the time of the Layoff Event, plus

c) The Company paid portion of the cost (grossed up for taxes) for the current medical and dental coverage for the Employee and dependents for twelve months, less

d) If applicable, the total of all payments made, or to be made, pursuant to the Employee's Termination Benefits Agreement; or the Employee Severance Pay Plans of McDonnell Douglas Corporation (McDonnell Douglas Finance Corporation or McDonnell Douglas Realty Corporation); or any other individual employment agreement.

3.2     Payment of Layoff Benefit

a) Lump Sum Benefit

   An Employee will receive his or her Layoff Benefit as a lump sum, net of any applicable withholding taxes, to be paid within a reasonable period of time following the Layoff Event. Interest shall not accrue on a Layoff Benefit regardless of the time of payment.

b) Limit on Payment

   No Employee shall be paid more than one Layoff Benefit under this Plan. In no event will the Layoff Benefit exceed the equivalent of twice the Employee's Annual Compensation during the year immediately preceding the termination of an Employee's service.

   For purposes of this section, Annual Compensation means the total of all compensation, including wages, salary, and any other benefit of monetary value, whether paid in the form of cash or otherwise, which was paid as consideration for the Employee's service during the year, or which would have been so paid at the Employee's usual rate of compensation if the employee had worked a full year.

c) Recovery of Payment

   If a Layoff Benefit is paid to an Employee and the Committee determines that all or part of such payment was not owed under the terms of the Plan, the Company reserves the right to recover such payment, including deducting such amounts from any sums due the Employee.

d) Recovery of Debt

   If an Employee owes the Company an acknowledged debt, including, but not limited to, loans, relocation fees, and travel advances, such debt may be deducted from the Layoff Benefit, subject to applicable state laws.

e) Waiver of Claims

   As a condition to receiving the Layoff Benefit described in Section 3.1, the Employee must execute a release of all claims by submitting to the Company a Waiver and Release form in a form provided by the Company.

3.3     Death Benefit

No death benefit is payable under the Plan. All rights to a Layoff Benefit shall terminate upon the death of the Employee whether or not payment has been made or begun.


                                  Article 4
                               Administration
                               --------------

4.1     Administration

a) The Committee will serve as the Plan administrator and named fiduciary pursuant to ERISA. The Committee will have complete control of the administration of the Plan, subject to the provisions hereof, with all powers necessary to enable it to carry out its duties properly in that respect. Not in limitation, but in amplification of the foregoing, it will have the power to interpret the Plan, to apply its discretion, and to determine all questions that may arise hereunder, including all questions relating to the eligibility of Employees to participate in the Plan and the amount of benefit to which any Employee may become entitled. Its decisions upon all matters within the scope of its authority will be final and binding.

b) The Committee will establish rules and procedures to be followed by Employees in filing applications for benefits and in other matters required to administer the Plan.

4.2     Committee Liability

The members of the Committee shall use ordinary care and diligence in the performance of their duties, but no member will be personally liable by virtue of any contract, agreement, or other instrument made or executed as a member of the Committee, nor for any mistake of judgment made by such member or by any other member, nor for any loss unless resulting from willful misconduct or failure to exercise good faith. No member of the Committee will be liable for the neglect, omission, or wrongdoing of any other member or of the agents or counsel of the Committee. The Company shall indemnify each member of the Committee against, and hold each member harmless from any and all expenses and liabilities arising out of, any act or omission to act as a member of the Committee, except such liabilities and expenses as are due to willful misconduct or failure to exercise good faith.

4.3     Claim Procedure

The Committee shall adopt procedures for the presentation of claims for benefits and for the review of the denial of such claims by the Committee. The decision of the Committee upon such review shall be final, subject to appeal rights provided by law.


                                  Article 5
                             General Provisions
                             ------------------

5.1     Plan Amendment and Termination

The Company, acting through the Compensation Committee, may amend or terminate the Plan in whole or in part at any time. Such amendments may include any remedial retroactive changes to comply with the requirements of any law or regulation issued by any government agency to which the Company is subject.
If not terminated earlier by action of the Committee, the Plan will terminate on March 31, 1999.

5.2     Funding

The Plan shall be unfunded, and Layoff Benefits shall be paid from the general assets of the Company.

5.3     Benefit Plan Application

Layoff Benefits and periods for which an Employee receives a Layoff Benefit shall not be considered as compensation or service under any employee benefit plan or program and shall not be counted toward Service under this Plan. Layoff Benefits may not be deferred into the Voluntary Investment Plan or any other cash or deferred arrangement.

5.4     Provision Against Anticipation

No benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, or other legal process, and any attempt to do so shall be void.

5.5     Employment Status

Nothing contained in the Plan will be deemed to give any Employee the right to be retained in, or recalled to, the employ of the Company or to interfere with the rights of the Company to discharge any Employee at any time.

5.6     Facility of Payment

If any Employee is physically or mentally incapable of giving a valid receipt for any payment due and no legal representative has been appointed for such Employee, the Committee may make such payment to any person or institution maintaining such Employee and the release of such person or institution will be a valid and complete discharge for such payment. Any final payment or distribution to any Employee or the legal representative of the Employee in accordance with the provisions herein will be in full satisfaction of all claims against the Plan, the Committee, and the Company arising under or by virtue of the Plan.


5.7     Construction

The validity of the Plan or any of its provisions will be determined under and will be construed according to federal law and, to the extent permissible, according to the laws of the state of Washington. If any provision of the Plan is held illegal or invalid for any reason, such determination will not affect the remaining provisions of the Plan and the Plan will be construed and enforced as if said illegal or invalid provision had never been included.

                              Exhibit (10) (ii)
                        SUPPLEMENTAL RETIREMENT PLAN
                              FOR EXECUTIVES OF
                             THE BOEING COMPANY



Section 1.  Purpose of the Plan.
-------------------------------

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

Section 2.  Definitions.
-----------------------

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

Section 3. Eligibility.
----------------------

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

Section 4. Supplemental Benefit.
-------------------------------

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

Section 5.  Payment of Benefit.
------------------------------

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

Notwithstanding the foregoing, if the Actuarial Equivalent of a Participant's Supplemental Benefit (or, if applicable, that of his or her spouse) is $10,000 or less, the Actuarial Equivalent value of the Supplemental Benefit shall be paid in the form of an automatic lump sum at the same time as benefits begin or are paid under the Retirement Plan. This paragraph applies to Participants who retire or begin receiving termination benefits under the Retirement Plan (or to spouses who begin receiving their benefits) on or after February 1, 1997, and for this purpose the Actuarial Equivalent shall be determined as of the Participant's Retirement Date (or, if applicable, the spouse's benefit commencement date) under the Retirement Plan. This paragraph shall also apply to Participants (or spouses) who are receiving benefits under this Plan as of February 1, 1997, and for this purpose the Actuarial Equivalent shall be determined with respect to each Participant's remaining benefits payable under this Plan determined as of February 1, 1997.


Section 6.  Forfeiture.
----------------------

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

Section 7.  Nonassignability.
----------------------------

The Supplemental Benefit shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, charge, execution, attachment, garnishment or any other legal process. Any attempt to take any such action shall be void and shall authorize the Retirement Committee, in its sole and absolute judgment, to forfeit all further right and interest in the Supplemental Benefit.

Section 8.  Funding.
-------------------

The Plan shall be unfunded, and the Supplemental Benefit shall be paid only from the general assets of the Company.

Section 9.  Administration.
--------------------------

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

Section 10.  Amendment and Termination.
--------------------------------------

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

Section 11. Employment Rights.
-----------------------------

Nothing in the Plan shall be deemed to give any person any right to remain in the employ of the Company or affect any right of the Company to terminate a person's employment with or without cause.

                             Exhibit (10) (iii)
                          SUPPLEMENTAL BENEFIT PLAN
                              FOR EMPLOYEES OF
                             THE BOEING COMPANY


Section 1.  Purpose of the Plan.
-------------------------------

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

Section 2.  Eligibility and Participation.
-----------------------------------------

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

Section 3.  Plan Benefits.
-------------------------

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

              Notwithstanding the foregoing, if the Actuarial Equivalent of the benefit payable under this Plan with respect to the Employee Retirement Plan is $10,000 or less, the Actuarial Equivalent value of the benefit shall be paid in the form of an automatic lump sum at the same time as benefits begin or are paid under the Employee Retirement Plan. Actuarial Equivalent is defined in the Employee Retirement Plan. This paragraph applies to Participants who retire or begin receiving termination benefits under the Employee Retirement Plan on or after February 1, 1997, and for this purpose the Actuarial Equivalent shall be determined as of the Participant's Retirement Date under the Employee Retirement Plan. This paragraph shall also apply to Participants who are receiving benefits under this Plan as of February 1, 1997, and for this purpose the Actuarial Equivalent shall be determined with respect to each participant's remaining benefits payable under this Plan determined as of February 1, 1997.


      (b) Voluntary Investment Plans; Financial Security Plan; Employee Stock Ownership Plan. With respect to the Voluntary Investment Plans, the Financial Security Plan and the Employee Stock Owner-ship Plan (the "individual account plans"), the benefits under this Plan shall be determined separately for each such plan and for each year for which the contributions and other additions to the account of a Participant are reduced because of Sections 415, 401(a)(17) and 402(g)(1) of the Code from what they would other-wise have been except for that provision. The benefits under this Plan with respect to a particular year shall be the additional benefit that would have been payable under the individual account plan to which the aforesaid reduction is applicable if the reduction on contributions and other additions had not been made. All amounts deferred under this Plan shall be credited to the Supplemental Benefit Plan accounts of Participants at the time such amounts would otherwise have been credited to their accounts under the individual account plans. Interest shall be credited to each Participant's account balance at the same time and at the same rate of interest as is established for the period involved under the Deferred Compensation Plan for Employees of The Boeing Company.

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


Section 4.  Funding.
-------------------

The Plan shall be unfunded, and the benefits under the Plan shall be paid only from the general assets of the Company.

Section 5.  Administration.
--------------------------

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

Section 6.  Amendment and Termination.
-------------------------------------

The Boeing Company shall have the authority to amend or terminate the Plan at any time. In the event of Plan amendment or termination, a Participant's benefits under the Plan shall not be less than the Plan benefits to which the Participant would be entitled if the Participant had terminated employment immediately prior to such amendment or termination of the Plan.

Section 7.  Employment Rights.
-----------------------------

Nothing in the Plan shall be deemed to give any person any right to remain in the employ of the Company or affect any right of the Company to terminate a person's employment with or without cause.

Section 8.  Employee Rights.
---------------------------

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

                                EXHIBIT (15)
                Letter From Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries



The consolidated statement of financial position as of September 30, 1997, the consolidated statements of operations for the nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.





November 12, 1997


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company (the Company) and subsidiaries for the nine-month periods ended September 30, 1997, and 1996 as indicated in our report dated October 24, 1997; because we did not perform an audit, we expressed no opinion on that information. That information gives retroactive effect to the 1997 merger of the Company and McDonnell Douglas Corporation (McDonnell Douglas), which has been accounted for as a pooling of interests. We were furnished with the reports of other accountants on their review of the interim financial statements of McDonnell Douglas for the respective three-month and nine-month periods ended September 30, 1996, and six-month period ended June 30, 1997.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-
32499, 333-32491, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington