Form 10-K
period 1997-12-31
BOEING CO
filed 1998-03-04
CIK 12927

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

                          For the fiscal year ended
                              December 31, 1997


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

No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein and none will be contained, to the best of registrant's knowledge, in definitive proxy statements or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of January 30, 1998, there were 973,467,522 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $46.4 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 1997 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
                                1               Exhibit Index on Page 29

PART I

Item 1.	Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates in two principal industries: commercial aircraft, and information, space and defense systems. Commercial aircraft operations - conducted through Boeing Commercial Airplane Group - involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Information, space and defense systems operations - conducted through Boeing Information, Space and Defense Systems Group - involve research, development, production, modification and support of the following products and related systems: military aircraft, including fighter, transport and attack aircraft; helicopters; space and missile systems; satellite launching vehicles; rocket engines; and specialized information services. Although some information, space and defense systems products are contracted in the commercial environment, the principal customer is the U.S. Government. No single product line in the information, space and defense systems segment represented more than 10% of consolidated revenues, operating profits or identifiable assets. Revenues, operating profits and other financial data of the Company's industry segments for the three years ended December 31, 1997, are set forth on page 80 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference.

Effective August 1, 1997, McDonnell Douglas Corporation merged with a subsidiary of the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding, and as a result, McDonnell Douglas became a subsidary of the Company. The Company issued 277.3 million shares in connection with the merger. The combined company is operating under the name of The Boeing Company.
The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded. The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.

Effective December 6, 1996, the Company acquired Rockwell's aerospace and defense business by issuing 9.2 million shares of common stock valued at $875 million and assuming debt valued at $2,180 million. This transaction has been accounted for under the purchase method. The assets and liabilities have been recorded at fair value with excess purchase price recorded as goodwill.

With respect to the commercial aircraft segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 737, MD-80, MD-90 and 757 standard-body models and the 767, MD-11, 777 and 747 wide-body models.

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

Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. The Company's ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, performance of suppliers and subcontractors, and regulatory certification. The introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.



The Company's commercial aircraft sales are subject to intense competition, including foreign companies which are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Since the 1970s, the Company has achieved more than a 60% share of the available commercial jet aircraft market.

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

The major focus of commercial aircraft development activities over the past three years has been the 777 wide-body twinjet, the 737-600/700/800 Next-Generation 737 family of short-to-medium-range jetliners, and the 717-200 (formerly the MD-95) program. The first delivery of the 777 occurred in May 1995. Development of the 777-200ER extended-range version of the 777 commenced in 1995 and continued in 1996, with certification and first delivery in early 1997. The increased-capacity version 777-300 continues to be under development, with certification and first delivery scheduled for mid-1998. The certification and initial deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. The 737-800, a larger version, is currently scheduled to be delivered in early 1998. Initial delivery of the smallest version, the 737-600, is currently scheduled for late 1998. The 737-900, the longest member of the Next-Generation 737 family, received its initial order in late 1997 with first delivery scheduled for 2001. The Next-Generation 737 models are also being used by Boeing Business Jets, a collaboration between the Company and General Electric, to pursue the business travel market. Certification in the Boeing Business Jet configuration is scheduled for the fourth quarter of 1998. In 1996 the Company launched a new version of the 757 twinjet. The new 757-300, with approximately 20% more seating, will have about 10% lower seat-mile operating costs than the -200, which already has the lowest seat-mile operating cost in its market segment. First delivery is scheduled for 1999. In 1997 the Company began offering for sale a new extended-range version of the 767. The 767-400ER, which is scheduled to enter commercial service as early as the year 2000, will be capable of carrying over 300 passengers in a two-class configuration. The 717 is currently in development with first delivery scheduled for 1999.

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

The Company's acquisition of the defense and space units of Rockwell and the merger with McDonnell Douglas have created a large and diversified business segment in information, space and defense systems. The major trends that shape the current information, space and defense systems business environment include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; the need for low cost, assured access to space; and a convergence of military, civil and commercial markets.

The U.S. Government, principally through the Department of Defense (DoD) and NASA, remains the primary customer of this business segment. DoD procurement funding levels are expected to remain essentially flat on an inflation-adjusted basis. The Company's DoD programs are subject to uncertain future funding levels, which can result in the stretchout or termination of some programs. NASA's budget is also expected to remain relatively flat over the next several years.



The Company's information, space and defense systems segment is highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to 1997 information, space and defense systems revenues included the C-17, F/A-18 C/D, International Space Station, F-15, E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, F/A-18 E/F, the Delta II space launcher, F-22, and CH-46/47 helicopter programs. Classified projects for the U.S. Government also continued to contribute to segment revenues.

Since 1994, a significant percentage of information, space and defense systems segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. The current major developmental programs include the International Space Station, F/A-18 E/F, F-22 Fighter, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter. The F/A-18 E/F and V-22 Osprey tiltrotor aircraft programs have entered into low-rate initial production.

The information and communication market addressed by this business segment is projected by industry analysts to double within the next ten years. Much of this growth is identified with new communications satellite constellations. The majority of the projected growth in information and communication will be in the commercial marketplace, and the Government's requirements are expected to be increasingly met by these commercial systems. The information, space and defense systems segment principal commercial developmental programs are focused on space and communication activities, including the Delta family of launch vehicles.

The segment continues to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, are expected to require increased levels of Company-sponsored research and development expenditures.

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

The acquisition and merger consolidations among U.S. aerospace companies have resulted in three principal prime contractors for the DoD and NASA, including the Company. As a result of the extensive consolidation in the defense and space industry, the Company and its major competitors are also partners or major suppliers to each other on various programs.

The Company and Lockheed Martin are 50/50 partners in United Space Alliance
(USA), which is responsible for all the ground processing of the Space Shuttle fleet and for space-related operations with the United States Air Force. USA also performs the modification, testing and checkout operations required to ready the Space Shuttle for launch. Although the joint venture operations are not included in the Company's consolidated statements, the Company's proportionate share of joint venture earnings are recognized in income.

Research and development expense amounted to $1.9 billion, $1.6 billion and $1.7 billion in 1997, 1996 and 1995, respectively. Based on current programs and plans, research and development expense for 1998 is expected to be in the $2.0 billion range.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                                  1997          1996
                                                  ====          ====
     Commercial aircraft                         $93.8         $86.2
     Information, space and defense systems       27.8          28.0
                                                ------        ------
        Total                                   $121.6        $114.2
                                                ======        ======

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers which have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 1997 and 1996, totaled $26.1 billion and $29.7 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 21% of the commercial aircraft backlog units are scheduled for delivery beyond 2000. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

Contracts with the U.S. Government are subject to termination for default or for convenience by the Government if deemed in its best interests. Contracts that are terminated for convenience generally provide for payments to a contractor for its costs and a proportionate share of profit for work accomplished through the date of termination. Contracts that are terminated for default generally provide that the Government pays only for the work it has accepted, can require the contractor to pay the difference between the original contract price and the cost to reprocure the contract items net of the value of the work accepted from the original contractor, and can hold a contractor liable for damages.

The Company is highly dependent on the availability of essential materials, parts and subassemblies from its suppliers and subcontractors. The most important raw materials required for the Company's aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company is dependent upon the ability of its large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing the ability of the Company to fulfill commitments to its customers. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

Production problems on the commercial aircraft programs reached unexpected levels late in the third quarter of 1997. The Company has been in the midst of an unprecedented production rate buildup for the 7-series commercial aircraft programs, and has experienced a number of challenges, including raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors have resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, have been presenting a situation where disrupted process flows cause major inefficiencies throughout the entire process chain. The 747 and 737 production lines were halted for approximately one month early in the fourth quarter of 1997.

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

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings or competitive position of the Company. (See Item 3, Legal Proceedings, for additional information regarding environmental regulation.)


The Company is subject to business and cost classification regulations associated with its U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from Government contracts.

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 80 of the Company's 1997 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1997. Approximately 50% of the Company's contractual backlog value at December 31, 1997, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies by governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 25% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company's workforce at January 31, 1998, was approximately 239,000, including approximately 4,600 in Canada and 1,400 in Australia.

Item 2. 		Properties

The locations and floor areas of the Company's principal operating properties at January 1, 1998, are indicated in the following table.

                                 Floor Area
                         (thousands of square feet)

                                                  Company-
                                                   Owned           Leased
                                                  ========        =======
United States
Greater Seattle, Washington                         44,617          5,026
Greater Southern California                         19,039          1,877
Wichita, Kansas                                     12,025          1,093
Greater St. Louis, Missouri                         10,292          1,277
Greater Philadelphia, Pennsylvania                   3,466            317
Mesa, Arizona                                        1,971
Portland, Oregon                                     1,032
Greater Cape Canaveral, Florida                        712             90
Huntsville, Alabama                                    686            121
Irving - Corinth - Richardson, Texas                   496             54
Oakridge, Tennessee                                    493
Sunnyvale, California                                  461            357
Spokane, Washington                                    394             48
Greater Vienna - Arlington, Virginia                   330            516
Moses Lake, Washington                                 253
Salt Lake City, Utah                                   229             68
Chicago, Illinois                                      204
Macon, Georgia                                         196            105
Pueblo, Colorado                                       188            105
Greater Houston, Texas                                 178            232
Tulsa, McAlester, Oklahoma                             166          1,218
Glasgow, Montana                                       152
Melbourne, Arkansas                                    144
Australia
Greater Melbourne, Victoria                            803            191
Canada
Toronto, Ontario                                     1,780
Winnipeg, Manitoba                                     521
Arnprior, Ontario                                      162             68


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

Because of the acquisition of the aerospace and defense units of Rockwell and the merger with McDonnell Douglas, the Company is in the process of re-evaluating facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be sold.

The Company's principal properties are well maintained and in good operating condition. Unused or under-utilized facilities are not considered significant. A new facility in Decatur, Alabama, is planned for completion during 1999 to meet the needs of the Evolved Expendable Launch Vehicle program. All other existing facilities are sufficient to meet the Company's near-term operating requirements.


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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings exclusive of special charges. Such accruals as of December 31, 1997, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact on the Company's financial position or operating results and cash flow trends.

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



On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1997, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200 million, and on February 20, 1998, the Court issued an opinion and order determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

Although the Government has appealed the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the damages judgment, including interest, would result in pretax income that would more than offset the loss provision established in 1990.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is included on page 74 and the inside back cover of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.	Selected Financial Data

Information required by this item is included on page 72 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 31 - 49 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1997 Annual Report to Shareholders on the pages indicated, are incorporated herein by reference:

        Consolidated Statements of Operations - years ended December 31, 1997, 1996 and 1995: Page 53.

        Consolidated Statements of Financial Position - December 31, 1997 and 1996: Page 54.

        Consolidated Statements of Cash Flows - years ended December 31, 1997, 1996 and 1995: Page 55.

        Notes to Consolidated Financial Statements: Pages 56 - 80.

        Independent Auditors' Report: Page 263.

        Supplementary data regarding quarterly results of operations: Page 81.

        Information regarding the commercial program method of accounting is included in Exhibit (99)on page 258.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist among any of the executive officers, directors or director nominees. The executive officers of the Company as of February 23, 1998, are as follows:
                                     Positions and offices held
 Name                      Age       and business experience
==============================================================================
Philip M. Condit           56        Chairman of the Board since February 1,
                                     1997.  Chief Executive Officer since April
                                     1996.  Director since August 1992.
                                     President from August 1992 through
                                     January 1997. Prior thereto, Executive
                                     Vice President and General Manager - 777
                                     Division, Boeing Commercial Airplane
                                     Group, from 1989.

Harry C. Stonecipher       61        President and Chief Operating Officer of
                                     the Company since August 1997. Director since August 1997. Prior thereto,
                                     President and Chief Executive Officer of
                                     McDonnell Douglas Corporation, from
                                     September 1994. Prior thereto, Chairman of the Board, President, and Chief
                                     Executive Officer of Sundstrand
                                     Corporation, from 1991.

Henry P. Arnold            47        Executive Vice President of Airplane
                                     Development and Definition, Boeing
                                     Commercial Airplane Group, since January
                                     1997. Prior thereto, Chief Project Engineer on the Next-Generation 737 programs, from 1993. Prior thereto, Director of Product
                                     Development and Marketing Management,
                                     Renton Division, Boeing Commercial
                                     Airplane Group, from 1992.  Prior
                                     thereto, 737 Chief Project Engineer, from
                                     1991.

Nancy J. Bethel            43        Executive Vice President - Customers,
                                     Boeing Commercial Airplane Group, since
                                     March 1997. Prior thereto, Vice President and General Manager of the Customer
                                     Services Division of Boeing Commercial
                                     Airplane Group, from April 1996.  Prior
                                     thereto, Vice President - Marketing, Boeing
                                     Commercial Airplane Group, from September
                                     1994.  Prior thereto, Director of
                                     Business and Process Management, Boeing
                                     Commercial Airplane Group, from March
                                     1994.  Prior thereto, Manager of Sales,
                                     Boeing Commercial Airplane Group, from
                                     1992.

                                     Positions and offices held
 Name                      Age       and business experience
==============================================================================

Larry A. Bishop            61        Vice President - Communications and
                                     Investor Relations of the Company since
                                     1997.  Prior thereto, Vice President -
                                     Investor Relations of the Company since
                                     1992.

Scott E. Carson            51        Executive Vice President - Business
                                     Resources, Boeing Information, Space &
                                     Defense Systems, since November 1997.
                                     Prior thereto, Vice President - Business
                                     Resources, Boeing Information, Space &
                                     Defense Systems, since May 1997.  Prior
                                     thereto, Vice President - Finance, Boeing
                                     Defense & Space Group, from June 1996.
                                     Prior thereto, Executive Vice President
                                     of the Boeing Commercial Space Company,
                                     from May 1995.  Prior thereto, Deputy
                                     Program Manager of the Space Station
                                     Program, from April 1994.  Prior thereto,
                                     Director of Engineering Business Systems,
                                     Boeing Defense & Space Group, from December
                                     1993. Prior thereto, Director of Finance and Administration, Engineering,
                                     Boeing Defense & Space Group, from 1992.

Lawrence W. Clarkson       59        Senior Vice President of the Company since
                                     April 1994. President of Boeing Enterprises since February 1, 1997. Prior thereto,
                                     Senior Vice President - Planning &
                                     International Development since April
                                     1994.  Prior thereto, Vice President -
                                     Planning & International Development from
                                     1992.

Theodore J. Collins        61        Senior Vice President and General Counsel
                                     of the Company since 1986. Secretary of the Company since December 1997.

James B. Dagnon            58        Senior Vice President - People since August
                                     1997. Prior thereto, Senior Vice President
                                     -  Employee Relations, Burlington Northern
                                     Santa Fe, from 1995.  Prior thereto,
                                     Executive Vice President, Burlington
                                     Northern, from 1992.

Robert L. Dryden           64        Executive Vice President of Airplane
                                     Production, Boeing Commercial Airplane
                                     Group since 1990.

                                     Positions and offices held
 Name                      Age       and business experience
==============================================================================

Stanley Ebner              64        Senior Vice President - Washington, D.C.,
                                     Operations since August 1997.  Prior
                                     thereto, Senior Vice President -
                                     Washington, D.C., Operations for
                                     McDonnell Douglas Corporation, from 1994.
                                     Prior thereto, independent consultant
                                     with major clients active in the public
                                     policy arena, from 1990.

James W. Evatt             56        Executive Vice President of Boeing
                                     Information, Space & Defense Systems, and
                                     President of Information and Communications
                                     Systems since August 1997.  Prior thereto,
                                     Executive Vice President for Business
                                     Development, Boeing Defense & Space Group, from December 1996. Prior thereto, Vice
                                     President of Business Development, Boeing
                                     Defense & Space Group, from October 1994.
                                     Prior thereto, Vice President - Marketing and Strategic Analysis, Boeing Defense &
                                     Space Group, from March 1994.  Prior
                                     thereto, Vice President - Strategic and
                                     Advance Development for Boeing Military
                                     Airplanes, Wichita; from March 1993.

Boyd E. Givan              61        Senior Vice President and Chief Financial
                                     Officer since 1990.

W. Daniel Heidt            57        Executive Vice President of Airplane
                                     Components, Boeing Commercial Airplane
                                     Group, since February 1996.  Prior thereto,
                                     Vice President and General Manager, Boeing
                                     Commercial Airplane Group, Wichita
                                     Division, from 1992.

Fred R. Howard             55        Executive Vice President of Business
                                     Resources, Boeing Commercial Airplane
                                     Group, since March 1997.  Prior thereto,
                                     Senior Vice President of Business
                                     Resources, Boeing Commercial Airplane
                                     Group, from September 1994.  Prior
                                     thereto, Director of Finance of the 777
                                     Division, Boeing Commercial Airplane Group, from 1992.

                                     Positions and offices held
 Name                      Age       and business experience
==============================================================================

John A. McLuckey            57       President of Space Systems, Boeing
                                     Information, Space & Defense Systems Group, since August 1997. Prior thereto,
                                     President of Space & Missile Systems,
                                     Boeing Defense & Space Group, from April
                                     1997.  Prior thereto, President of Boeing
                                     North American, Inc. and Executive Vice
                                     President of Boeing Defense & Space
                                     Group, from December 1996.  Prior
                                     thereto, President and Chief Operating
                                     Officer - Aerospace & Defense, and Senior
                                     Vice President of Rockwell International, from September 1995. Prior thereto,
                                     Senior Vice President and President of
                                     Defense Systems, Rockwell International, from June 1993. Prior thereto, President
                                     - Defense Electronics, Rockwell
                                     International, from March 1990.

Fredrick C. Mitchell       59        Executive Vice President of Airplane
                                     Programs, Boeing Commercial Airplane Group, since December 1997. Prior thereto, Vice
                                     President and General Manager of the
                                     Fabrication Division, Boeing Commercial
                                     Airplane Group, from April 1996.  Prior
                                     thereto, Vice President and General
                                     Manager of the Customer Services
                                     Division, Boeing Commercial Airplane
                                     Group, from 1993.

Alan R. Mulally            52        Senior Vice President of the Company since
                                     February 1997, and President of Boeing
                                     Information, Space & Defense Systems
                                     since August 1997.  Prior thereto,
                                     President of Boeing Defense & Space Group from January 1997. Prior thereto, Senior
                                     Vice President of Airplane Development
                                     and Definition, Boeing Commercial
                                     Airplane Group, from 1994.  Prior
                                     thereto, Vice President and General
                                     Manager of the 777 Division, from 1992.

James F. Palmer            48        Senior Vice President of the Company, and
                                     President of Boeing Shared Services Group since August 1997. Prior thereto, Senior
                                     Vice President and Chief Financial
                                     Officer of McDonnell Douglas Corporation, from July 1995. Prior thereto, Vice
                                     President and Treasurer, McDonnell
                                     Douglas Corporation, from 1993.  Prior
                                     thereto, Vice President and General
                                     Manager of Business Management, McDonnell
                                     Douglas Corporation, from 1992.

                                     Positions and offices held
 Name                      Age       and business experience
==============================================================================

Thomas E. Schick           56        Executive Vice President and Deputy to the
                                     President, Boeing Commercial Airplane
                                     Group, since October 1995.  Prior
                                     thereto, Senior Vice President of
                                     Airplane Support, from August 1994.
                                     Prior thereto, Vice President and
                                     Assistant General Manager of the Customer
                                     Services Division, Boeing Commercial
                                     Airplane Group, from 1992.

Michael M. Sears           50        Executive Vice President of Boeing
                                     Information, Space & Defense Systems, and
                                     President of McDonnell Aircraft and Missile
                                     Systems, since August 1997.  Prior thereto,
                                     President of McDonnell Douglas Aerospace, from February 1997. Prior thereto,
                                     President of Douglas Aircraft Company,
                                     from April 1996.  Prior thereto, Vice
                                     President and General Manager of the
                                     F/A-18 program, McDonnell Douglas
                                     Aerospace, from 1991.

David O. Swain             55        Executive Vice President of Boeing
                                     Information, Space & Defense Systems and
                                     President of Phantom Works since August
                                     1997.  Prior thereto, Vice President and
                                     General Manager of Advanced Systems and
                                     Technology-Phantom Works, McDonnell
                                     Douglas Corporation, from 1994.  Prior
                                     thereto, Senior Vice President and
                                     Manager of the C-17 program, McDonnell
                                     Douglas Corporation, from 1991.

John D. Warner             58        Senior Vice President and Chief
                                     Administrative Officer of the Company since
                                     August 1997.  Prior thereto, President of
                                     Boeing Information and Support Services, from April 1995. Prior thereto, President of Boeing Computer Services, from July
                                     1993.  Prior thereto, Vice President of
                                     Computing, Boeing Commercial Airplane
                                     Group, from 1991.

Ronald B. Woodard          54        Senior Vice President of the Company and
                                     President of Boeing Commercial Airplane
                                     Group since December 1993. Prior thereto,
                                     Executive Vice President, Boeing Commercial
                                     Airplane Group, from March 1993.  Prior
                                     thereto, Vice President and General Manager of the Renton Division, Boeing Commercial
                                     Airplane Group, from 1991.

Other information required by Item 10 involving the identification and election of directors is incorporated herein by reference to the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners and Management *

Item 13.	Certain Relationships and Related Transactions *

*	Information required by Items 11, 12, and 13 is incorporated herein by reference to the registrant's definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.



PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

1.	Financial Statements


All consolidated financial statements of the Company as set forth under
Item 8 of this report on Form l0-K.

2.	Financial Statement Schedules

    Schedule        Description                        Page
    --------        -----------                        ----
      II	Valuation and Qualifying Accounts	27

The auditors' report with respect to the above-listed financial statement schedule appears on pages 23 and 26 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3. Exhibits

   (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
          (i) Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as "Form S-4").)
          (ii)  Agreement and Plan of Merger, dated as of December 14,
                1996, among The Boeing Company, West Acquisition Corp.
                and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company's Annual Report on Form 10-K (File No.
                1-442) for the year ended December 31, 1996, herein referred to as "1996 Form 10-K").)
   (3)    Articles of Incorporation and By-Laws.
          (i) Certificate of Amendment of Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 13, 1997. (Exhibit (3)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (ii) Certificate of Elimination, filed with the Secretary of State of Delaware on August 13, 1997. (Exhibit (3)(ii) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (iii) Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit
                (3)(iii) to the Company's Form 10-Q for the quarter ended
                June 30, 1997.)
          (iv)  By-Laws, as amended and restated on August 26, 1996. (Exhibit
                (3)(i) to the Form S-4.)
   (4)    Instruments Defining the Rights of Security Holders, Including
          Indentures.
          (i) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K
                (File No. 1-442) dated August 27, 1991.)
   (10)   Material Contracts.
          The Boeing Company Bank Credit Agreements.
          (i) U.S. $ One Billion Five Hundred Million 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Adiminstrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. Filed herewith.
          (ii) U.S. $ One Billion Five Hundred Million 364-Day Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Adiminstrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. Filed herewith.
          Management Contracts and Compensatory Plans.
          (iii)   1984 Stock Option Plan.
                  (a) Plan, as amended February 23, 1987, and August 28, 1989. (Exhibit (10)(iii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (herein referred to as "1995 Form 10-K").)
                  (b) Forms of stock option agreements. (Exhibit (10)(vi)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)

          (iv)    1988 Stock Option Plan.
                  (a)   Plan, as amended on December 14, 1992. (Exhibit
                        (10)(vii)(a) of the 1992 Form 10-K.)
                  (b)   Form of Notice of Terms of Stock Option Grant.
                        (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)
          (v)     1992 Stock Option Plan for Nonemployee Directors.  (a)
                  Plan. (Exhibit (19) of the Company's Form 10-Q for the quarter ended March 31, 1992.)
                  (b)   Form of Stock Option Agreement. (Exhibit
                        (10)(viii)(b) of the 1992 Form 10-K.)
          (vi) Supplemental Benefit Plan for Employees of The Boeing Company. (Exhibit (10)(iii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
          (vii) Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
          (viii) Deferred Compensation Plan for Employees of The Boeing Company, as amended on October 31, 1994. (Exhibit (10)(iii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (herein referred to as "3rd Quarter 1994 Form 10-Q").)
          (ix) Deferred Compensation Plan for Directors of The Boeing Company, as amended on October 28, 1996. (Exhibit 10.1 to the Form S-4.)
          (x)     1993 Incentive Stock Plan for Employees.
                  (a)   Plan, as amended on December 13, 1993. (Exhibit
                        (10)(ix)(a) to the Company's Annual Report on
                        Form 10-K for the year ended December 31, 1993
                        (herein referred to as "1993 Form 10-K").)
                  (b)   Form of Notice of Stock Option Grant.
                        (i)  Regular Annual Grant. (Exhibit
                             (10)(ix)(b)(i) to the 1993 Form 10-K.)
                        (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10-K.)
          (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended March 31, 1997.)
          (xii)   1997 Incentive Stock Plan for Employees.  (Exhibit
                  99.1 to the Form S-8, Registration No. 333-26878. (File No. 1-442 filed May 12, 1997.))
          (xiii)  SAR Deferral Arrangements  of the Company.
                  (a)   Form of SAR Deferral Agreement.
                        (Exhibit (10)(xii)(a) to the 1995 Form 10-K.)
                  (b) Plan for Employees, as amended. (Exhibit (10)(xii)(b) to the 1995 Form 10-K.)
                  (c)   Form of SAR deferral election notice. (Exhibit (10)
                        (xiv)(c) to the 1992 Form 10-K.)
          (xiv)   Employment Agreement with Harry C. Stonecipher dated August
                  1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (xv) Boeing Company Executive Layoff Benefits Plan, as amended on October 27, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended September 30, 1997.)

          (xvi) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. Exhibit 99.1 of Registration Statement No.
                  333-32567 on Form S-8 filed on July 31, 1997.
          (xvii) The McDonnell Douglas Incentive Award Plan as amended and restated July 20, 1990. Exhibit 99.2 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.
          (xviii) The Boeing Company ShareValue Program, as amended on
                  December 20, 1996. (Exhibit (10)(xiii) to the 1996 Form
                  10-K.
          (xix) Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)
          (xx) Employment Retention Agreement with John A. McLuckey dated September 16, 1996. Filed herewith.

   (12)   Computation of Ratio of Earnings to Fixed Charges. Page 28.

   (13) Portions of the 1997 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

   (21)   List of Company Subsidiaries. Pages 252-257.

   (24) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 23 and 26.

   (99)   Additional Exhibits
          (i)   Commercial Program Method of Accounting. Page 258.
          (ii) Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)




(b)  Reports on Form 8-K filed during quarter ended December 31, 1997:

        A report on Form 8-K was filed on October 27, 1997, to report under Item 5 the announcement of third quarter results on October 24, 1997.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


  By:     /s/ Philip M. Condit            By:     /s/ Harry C. Stonecipher
      ----------------------------------      --------------------------------
      Philip M. Condit - Chairman of the      Harry C. Stonecipher - President,
      Board, Chief Executive Officer          Chief Operating Officer,
      and Director                            and Director



  By:     /s/ B. E. Givan                  By:    /s/ Gary W. Beil
      -----------------------------------     -----------------------------
      B. E. Givan - Senior Vice President     Gary W. Beil - Vice President
      and Chief Financial Officer             and Controller


Date:  February 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/ John H. Biggs                             /s/ John F. McDonnell
--------------------------------              --------------------------------
John H. Biggs- Director                       John F. McDonnell - Director

  /s/ John E. Bryson                            /s/ William J. Perry
--------------------------------              --------------------------------
John E. Bryson - Director                     William J. Perry - Director

  /s/ Kenneth M. Duberstein                     /s/ Donald E. Petersen
--------------------------------              --------------------------------
Kenneth M. Duberstein - Director              Donald E. Petersen - Director

  /s/ John B. Fery                              /s/ Charles M. Pigott
--------------------------------              --------------------------------
John B. Fery - Director                       Charles M. Pigott - Director

  /s/ Paul E. Gray                              /s/ Rozanne L. Ridgway
--------------------------------              --------------------------------
Paul E. Gray - Director                       Rozanne L. Ridgway - Director

                                                /s/ George H. Weyerhaeuser
                                              ---------------------------------
                                              George H. Weyerhaeuser - Director

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE







To the Board of Directors and Shareholders
The Boeing Company
Seattle, Washington


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363,
333-26867, 333-32461, 333-32499, 333-32491, and 333-32567 of The Boeing
Company on Form S-8 of our report dated January 27, 1998, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 1997.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company listed in
Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



 /s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington


March 3, 1998

                       Consent of Independent Auditors






We consent to the use of our report dated January 22, 1997, with respect to the balance sheet of McDonnell Douglas Corporation and consolidated subsidiaries
(MDC) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995, not separately presented herein, in the Form 10-K for the year ended December 31, 1997, of The Boeing Company, which is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854,
33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-32499, 333-32491, and
333-32567 of The Boeing Company on Form S-8.

We also consent to the inclusion herein of our report dated January 22, 1997, with respect to the financial statement schedule (Schedule II) of MDC for the years ended December 31, 1996 and 1995, not separately presented herein, in the Form 10-K for the year ended December 31, 1997, of The Boeing Company filed with the Securities and Exchange Commission.


                                    /s/ Ernst & Young LLP
St. Louis, Missouri
March 2, 1998

               Report of Ernst & Young LLP, Independent Auditors





Shareholders and Board of Directors
McDonnell Douglas Corporation

We have audited the accompanying balance sheet (including the consolidating data for MDC Aerospace and Financial Services) of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of MDC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McDonnell Douglas Corporation and consolidated subsidiaries at December 31, 1996, and the consolidated results of MDC's operations and MDC's cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, in 1995
MDC changed its method of accounting for the MD-11 commercial aircraft program.


                          /s/ Ernst & Young LLP
St. Louis, Missouri
January 22, 1997

                  Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
McDonnell Douglas Corporation


We have audited the balance sheet of McDonnell Douglas Corporation and subsidiaries (MDC) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. Our audits also included the financial statement schedules (Schedule II) of MDC for the years ended December 31, 1996 and 1995 (not presented separately herein) which are included in the related schedules of The Boeing Company in this Form 10-K. These schedules are the responsibility of MDC's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules of MDC referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                            /s/ Ernst & Young LLP
St. Louis, Missouri
January 22, 1997

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)


                                              1997          1996          1995
==============================================================================

Balance at January 1                          $184          $172          $175

Increase due to acquisition of Rockwell
 aerospace and defense business                                6

Charged to costs and expenses                   53            19            12

Deductions from reserves
  (accounts charged off)                        (4)          (13)          (15)

Balance at December 31                        $233          $184          $172

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                            (Dollars in millions)



                                               Year ended December 31,
                                      ----------------------------------------
                                      1997     1996     1995     1994     1993
                                      ====     ====     ====     ====     ====
Earnings before
 federal taxes on income             $(341)  $2,480    $(412)  $2,110   $2,280

Fixed charges excluding
 capitalized interest                  552      463      427      437      329

Amortization of previously
 capitalized interest                   97       80       59       52       32

Less undistributed earnings
 of affiliates                           4       (1)      (5)      (3)       1

Plus distributed earnings
 of affiliates                           -        -        -        -        -

                                    ------   ------   ------   ------   ------
Earnings available for
 fixed charges                       $ 312   $3,022   $   69   $2,596   $2,642
                                    ======   ======   ======   ======   ======


Fixed charges:

  Interest expense                   $ 513   $  393   $  376   $  379   $  254

  Interest capitalized during
   the period                           61       58       65       87      152

  Rentals deemed representative
   of an interest factor                39       70       51       59       75

                                    ------   ------   ------   ------   ------
Total fixed charges                  $ 613   $  521   $  492   $  525   $  481
                                    ======   ======   ======   ======   ======

Ratio of earnings to fixed charges      .5      5.8       .1      5.0      5.5
                                    ======   ======   ======   ======   ======

               EXHIBITS FILED WITH THIS REPORT ON FORM 10-K
                        Commission File Number 1-442

                             THE BOEING COMPANY
                               Exhibit Index

                                                            Annual
                                                            Report
                                                              to
                                                            Share-        Form
                                                            holders       10-K
Exhibit     Description                                      Page         Page
------------------------------------------------------------------------------
(10) (I)    The Boeing Company Bank Credit Agreement,
             dated as of December 8, 1997.
             [The Seven-year Agreement].                                   86

(10) (ii)   The Boeing Company Bank Credit Agreement,
             dated as of December 8, 1997.
             [The 364-Day Agreement].                                     165

(10) (xx)   Employment Retention Agreement with
             John A. McLuckey dated September 16, 1996.                   249

(12)        Computation of Ratio of Earnings to Fixed
             Charges                                                       28

(13)        Portions of the 1997 Annual Report to
             Shareholders  incorporated by reference
             in Part I and Part II                                         30

              Market for registrant's Common Equity and
               related Stockholder Matters                    *            84
              Management's Discussion and Analysis of
               Financial Position and Results of Operations   34           31
              Consolidated Statements of Operations           51           53
              Consolidated Statements of Financial Position   52           54
              Consolidated Statements of Cash Flow            53           55
              Notes to Consolidated Financial Statements      54           56
              Independent Auditor's Report                    70          263
              Supplementary Data Regarding Quarterly
               Financial Data                                 71           81
              Selected Financial Data
               Five-Year Summary                              72           82

(21)          List of Subsidiaries                                        252

(24)          Independent Auditors; Consent and Report on
               Financial Statement Schedule for use in
               connection with filings of Form S-8 under
               the Securities Act of 1933.                             23, 26

(99) (i)      Commercial Program Method of Accounting                     259

              Appendix of graphic and image material
               pursuant to Rule 304(a) of regulation S-T                  261

              * Listed on inside back cover of annual report

                                Exhibit (13)

             Portions of the 1997 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
     RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS ENVIRONMENT


MERGER WITH MCDONNELL DOUGLAS CORPORATION

Effective August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The merger is accounted for as a pooling of interests, and the discussion and analysis that follows reflects the combined results of operations and financial condition of the merged companies.


RESULTS OF OPERATIONS
---------------------

REVENUES

Operating revenues for 1997 were $45.8 billion, compared with $35.5 billion in 1996 and $33.0 billion in 1995. The higher revenues for 1997 reflect the increased deliveries in both the Commercial Aircraft and the Information, Space and Defense Systems segments and the inclusion in 1997 of the operations of the aerospace and defense units acquired from Rockwell International Corporation in December 1996.

Revenues by industry segment:
[Graphic and image material item Number 1
 See appendix on page 261 for description.]

 _____________________________________________________________________________
|                                                                             |
|   FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY            |
|   When used in this Management's Discussion and Analysis of Results of      |
|   Operations, Financial Condition and Business Environment, the words       |
| "estimate," "project," "intend," "expect" and similar expressions are | | intended to identify forward-looking statements. Readers are cautioned not| | to place undue reliance on these forward-looking statements, which speak | | only as of the date of this Annual Report. These statements are subject to|
|   risks and uncertainties that could cause actual results to differ         |
|   materially from those contemplated in such forward-looking statements.    |
| Such risks and uncertainties include those identified under the headings | | "Commercial Aircraft Business Environment and Trends," "Information, Space| | and Defense Systems Business Environment and Trends," elsewhere throughout|
|   this Management's Discussion and Analysis of Results of Operations,       |
|   Financial Conditions and Business Environment, and in Note 21 to the      |
| Consolidated Financial Statements on page 69. Boeing does not undertake | | any obligation to publicly release any revisions to these forward- looking| | statements to reflect events or circumstances after the date of this |
|   Annual Report or to reflect the occurrence of unanticipated events.       |
|_____________________________________________________________________________|

Commercial Aircraft
Commercial Aircraft products and services accounted for 59%, 56% and 53% of total operating revenues for the years 1997, 1996 and 1995, respectively.

Commercial jet aircraft deliveries by model, including deliveries under operating lease which are identified by parentheses, were as follows:

                           1997    1996    1995
-----------------------------------------------
                737         135      76      89
                747          39      26      25
                757          46      42      43
                767          41      42      36
                777          59      32      13
                MD-80        16(7)   12(1)   18(2)
                MD-90        26(5)   24(2)   14
                MD-11        12(1)   15(2)   18
-----------------------------------------------
                Total       374     269     256
===============================================

A ten-week labor strike in 1995 resulted in the delay of approximately 30 7-series commercial aircraft deliveries, or approximately $2 billion in sales.

For the first quarter of 1998, the planned production rate for 7-series models (excluding the 717) is 40 aircraft per month, up from a low of 18 1/2 aircraft per month in 1996. The production rate is planned to increase to 43 aircraft per month during the second quarter of 1998. Production will continue to be adjusted to reflect customer requirements and the Company's capabilities.

The MD-80 and MD-90 aircraft, which are currently being produced at a rate of four per month, will not be produced after 1999 based on current plans. Production of the MD-11 will continue at a relatively low rate through 1998, and future sales prospects are principally limited to the freighter version. First delivery of the 717 aircraft (formerly the MD-95) is scheduled for 1999. The Company has restructured the 717 program and is committed to an aggressive marketing effort to take advantage of the longer-term market opportunities for a 100-seat aircraft. Announced firm orders to date total 50 aircraft to a single customer.

Total commercial jet aircraft deliveries for 1998 are currently projected to be in the range of 550 aircraft, including approximately 225 of 777s and the newer-model 737s. Commercial transportation sales trends are discussed further in the Commercial Aircraft Business Environment and Trends section on pages 42-45.

Commercial sales by geographic region:
[Graphic and image material item Number 2
 See appendix on page 261 for description.]

Information, Space and Defense Systems
Information, Space and Defense Systems segment revenues were $18.1 billion in 1997, compared with $14.9 billion in 1996 and $14.8 billion in 1995. The 1997 revenues included a full year of the aerospace and defense operations acquired from Rockwell effective in December 1996. A 14-week labor strike at the St. Louis, Missouri, facilities delayed certain deliveries in 1996, principally involving military aircraft.

The Company's Information, Space and Defense Systems business is broadly diversified, and no program accounted for more than 15% of total 1995-1997 segment revenues.

The principal contributors to 1997 Information, Space and Defense Systems revenues included the C-17, F/A-18 C/D, International Space Station, F-15, E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, F/A-18 E/F, the Delta II space launcher, F-22, and CH-46/47 helicopter programs. Classified projects for the U.S. Government also continued to contribute to segment revenues.

Deliveries of selected production units were as follows:

                                 1997    1996    1995
-------------------------------------------------------
                C-17               7       6       6
                F/A-18 C/D        46      32      43
                F/A-18 C/D Kits   20       9       3
                F-15              19      11       5
                Delta II          12      11       3
                T-45TS            11       9      15

Segment business trends are discussed further in the Information, Space and Defense Systems Business Environment and Trends section on pages 45-47.

Customer and Commercial Financing, Other
Operating revenues in the Customer and Commercial Financing, Other segment were $746 million in 1996, compared with $603 million in 1996 and $600 million in 1995. The major revenue components include commercial aircraft financing and commercial equipment leasing.

Additional information relating to revenues and earnings contributions by business segment is presented on page 52.

                               . . . . . . . .

Based on current programs and schedules, the Company projects total 1998 revenues to be in the $55 billion range.


EARNINGS

Net earnings for the three years included significant special charges in addition to non-operating earnings fluctuations associated with the ShareValue Trust, as summarized below:

(Dollars in millions)            1997           1996            1995
----------------------------------------------------------------------
Net earnings before
 special charges and
 ShareValue Trust               $ 632          $1,905          $1,479
Special charges
 principally associated
 with Douglas Products
 (MD-series aircraft)            (876)                         (1,125)
Special early
 retirement program                                              (390)
ShareValue Trust                   66             (87)
----------------------------------------------------------------------
Net earnings (loss)             $(178)         $1,818          $  (36)
======================================================================

In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial aircraft product lines and recorded a special pretax charge of $1,400 million, or $876 million after tax, relative to these decisions. The charge principally represented an inventory valuation adjustment based on post-merger assessments of the market conditions and related program decisions. Also included in the charge were valuation adjustments in connection with customer financing assets and commitments.

The accounting for the MD-11 program was changed to the specific-unit cost method from the program method of accounting in 1995, resulting in the revaluation of the MD-11 program inventory. This revaluation resulted in a 1995 non-cash pretax charge to operations of $1,838 million, or $1,125 million after tax.

A special retirement program was offered during the first half of 1995 to encourage early retirements, resulting in a pretax charge of $600 million, or $390 million after tax.

The ShareValue Trust arrangement is discussed in Note 14 to the Consolidated Financial Statements on page 72.

Comparative net earnings (exclusive of special charges and ShareValue Trust):
[Graphic and image material item Number 3
 See appendix on page 261 for description.]

The comparable net earnings for 1997 were $1,273 million lower than for 1996 primarily due to the commercial aircraft production inefficiencies associated with significant production rate increases. Additionally, 1997 pretax results included increased research and development spending of $291 million, merger-related expenses of $120 million (not tax deductible), and increased interest and debt expense of $120 million. Partially offsetting these factors were the earnings associated with the higher sales levels in 1997 and increased interest income of $40 million. The 1996 results included $199 million of after-tax income related to the settlement of certain Information, Space and Defense Systems segment contract issues and recognition of prior years' tax benefits.

The comparable earnings of $1,905 million for 1996 were $426 million higher than 1995 primarily due to higher commercial jet aircraft deliveries, increased interest income and recognition of prior years' tax benefits.

Essentially all of the Company's business is performed under contract; therefore, operating results trends are not significantly influenced by the effect of changing prices.


OPERATING PROFIT

Commercial Aircraft
The overall 1997 Commercial Aircraft segment operating profit margin, exclusive of research and development expense and the Douglas Products Division special charges, was less than 3% for 1997, compared with more than 10% for each of the prior two years. Segment revenues and earnings are presented on page 52. The lower overall Commercial Aircraft operating profit margin was attributable to production problems discussed in the next paragraph, the model mix of aircraft deliveries and continued pricing pressure.

Production problems being experienced on the commercial aircraft programs reached unexpected levels late in the third quarter of 1997. The Company is in the midst of an unprecedented production rate build-up for the 7-series commercial aircraft programs, and has experienced a number of challenges, including raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors have resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, present a situation where disrupted process flows are causing major inefficiencies throughout the entire process chain. The 747 and 737 production lines were halted for approximately one month early in the fourth quarter of 1997. Process inefficiencies and work-arounds will continue until the entire process is substantially back in balance, which is expected to occur in 1998.

With regard to model mix, there were 27 more 777 aircraft delivered in 1997 than in 1996, and three 737-700s, the first of the Next-Generation 737 models (737-600/700/800/900), delivered in 1997. New commercial jet aircraft programs normally have lower operating profit margins due to initial tooling amortization and higher unit production costs in the early years of a program averaged over the initial production quantity (400 aircraft each for the 777 and the Next-Generation 737). Additionally, a pretax forward loss of $700 million was recognized in the third quarter of 1997 for the Next-Generation 737 program. Consequently, there will be no gross profit for this program until the program- commitment accounting quantity is extended beyond the initial 400 units. The timing of extending the program- commitment accounting quantity will be dependent on the successful execution of production recovery plans and further production rate increases in 1998. Increased deliveries of the 777 and the Next-Generation 737 will constitute a much larger proportion of commercial aircraft sales in 1998 than in 1997.

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures as well as increased lower-fare personal travel have combined to cause a long-term downward trend in passenger revenue yields on a worldwide basis (measured in real terms). Over the past two years, airplane capacity increases in the United States have lagged air travel growth, resulting in stable or increasing passenger yields. In Asia, slowing economies, reduced business travel, and currency devaluations are contributing to sharply lower yields. These factors result in continued price pressure on the Company's products, and major productivity gains are essential to ensuring a favorable market position at acceptable profit margins.

Information, Space and Defense Systems
Information, Space and Defense Systems segment operating profits for 1997 and 1996 presented on page 52 included the impact of losses from joint venture development costs expensed as incurred. These joint venture charges amounted to $102 million in 1997 and $53 million in 1996, and were primarily associated with the Sea Launch program, (a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners) and the Civil Tiltrotor program (a collaboration with Bell Helicopter Textron, Inc., to build a commercial tiltrotor).

Segment operating profits for 1996 included $114 million of pretax earnings related to the settlement of various contract matters.

Excluding these items, the Information, Space and Defense Systems segment operating margin before research and development was approximately 12% for each of the past three years.

Since 1994, a significant percentage of Information, Space and Defense Systems segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. The current major developmental programs include the International Space Station, F/A-18 E/F, F-22 Fighter, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter. The F/A-18 E/F and V-22 Osprey tiltrotor aircraft programs have entered into low-rate initial production.

The Company and Lockheed Martin are 50/50 partners in United Space Alliance
(USA), which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the United States Air Force. USA also performs the modification, testing and checkout operations required to ready the Space Shuttle for launch. Although the joint venture operations are not included in the Company's consolidated statements, the Company's proportionate share of joint venture earnings is recognized in income.

Write-offs of joint venture developmental expenditures will continue in 1998, principally from development and administrative costs on the Sea Launch program.


RESEARCH AND DEVELOPMENT

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic research and development.

Research and development expense:
[Graphic and image material item Number 4
 See appendix on page 262 for description.]

The 1997 increase in research and development expense of $291 million was primarily attributable to the inclusion of the aerospace and defense units acquired from Rockwell in December 1996, and spending in commercial space and communications activities. Commercial Aircraft research and development expense was approximately the same as in 1996. Research and development by segment is identified on page 52.

Commercial Aircraft
The principal Commercial Aircraft developmental programs during the 1995-1997 period were the 777 wide-body twinjet, the Next- Generation 737 family, and the 717 program. The first delivery of the 777 occurred in May 1995. Development of the 777-200ER extended-range version of the 777 commenced in 1995 and continued in 1996, with certification and first delivery in early 1997. The increased-capacity version 777-300 continues to be under development, with certification and first delivery scheduled for mid- 1998.
The certification and initial deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. Certification and first delivery of the 737-800 and 737-600 will occur in 1998. The 737-900, the longest member of the Next-Generation 737 family, received its initial order in late 1997, with first delivery scheduled for 2001. The 757-300, a stretched derivative of the 757-200, is scheduled for initial delivery in early 1999; and the 767-400ER, a stretched version of the 767-300ER, is scheduled for initial delivery in the year 2000. The 717 is currently in development, with first delivery scheduled for 1999.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major commercial airplane derivatives and programs.
[Graphic and image material item Number 5
 See appendix on page 262 for description.]


Information, Space and Defense Systems
The Information, Space and Defense Systems segment's principal commercial developmental programs are focused on space and communication activities, including the Delta family of launch vehicles.

The segment continues to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, are expected to require increased levels of research and development expenditures over the next few years.

                                . . . . . . .

Total Company research and development expenditures for 1998 will be influenced by the timing of commercial aircraft derivative programs and commercial space and communication activities. Based on current programs and plans, research and development expense for 1998 is expected to be in the $2.0 billion range. Research and development activities are discussed further in the Strategic Investments for Long-Term Value section on pages 48 and 49.


INCOME TAXES

The income tax provision for 1997 is a tax credit resulting from application of the tax rate to a pretax loss. The relatively high effective income tax rate of 47.8% reflects additional credits for benefits, principally Foreign Sales Corporation tax benefits of $79 million. These benefits were partially offset by the nondeductibility of goodwill and merger costs. The 1996 effective income tax rate of 26.7% reflects the recognition of tax benefits of $125 million related to prior years as well as Foreign Sales Corporation tax benefits of $110 million. The income tax provision for 1995, like the 1997 provision, is applied to a pretax loss and results in a tax benefit. The effective income tax rate for 1995 was 91.3% after inclusion of a research and experimentation tax benefit of $90 million and a Foreign Sales Corporation tax benefit of $85 million.

Additional information relating to income taxes is found in Note 9 to the Consolidated Financial Statements on page 64.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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


CASH FLOW SUMMARY

Following is a summary of cash flow based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 55 that are prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements.

(Dollars in billions)                 1997     1996     1995
--------------------------------------------------------------------
Net earnings (loss)                  $(0.2)   $ 1.8    $  -
Non-cash charges to earnings (a)       2.8      1.5      3.9
--------------------------------------------------------------------
Net earnings adjusted for
 non-cash items                        2.6      3.3      3.9
Change in gross inventory (b)         (4.9)    (1.9)    (1.9)
Change in customer advances (c)        3.9      2.2      0.5
Net changes in receivables,
 liabilities and deferred
 income taxes (d)                      0.7      1.1     (0.7)
Facilities and equipment
 expenditures                         (1.4)    (1.0)    (0.7)
Change in customer and
 commercial financing (e)             (0.9)     0.3      1.1
Pension funding in excess of
 expense                              (0.3)    (0.2)    (0.3)
--------------------------------------------------------------------
Cash flows from operating
 and investing activities             (0.3)     3.8      1.9
Change in debt (f)                    (0.6)    (0.1)     0.2
Net shares issued (acquired)           0.3     (0.5)    (0.2)
ShareValue Trust shares acquired (g)           (0.9)
Cash dividends                        (0.6)    (0.5)    (0.4)
--------------------------------------------------------------------
Increase (decrease) in cash
 and short-term investments          $(1.2)   $ 1.8    $ 1.5
====================================================================
Cash and short-term
 investments at end of year          $ 5.1    $ 6.3    $ 4.5
====================================================================

(a) Non-cash charges to earnings consisted of depreciation, amortization, retiree health care accruals, ShareValue Trust appreciation fluctuations, the special charges for Douglas Products Division programs in 1997 and 1995, and the early retirement program special charge in 1995. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The ShareValue Trust charge to earnings relates to potential distributions from an irrevocable trust established by the Company in 1996. The obligation to make these distributions is solely that of the Trust, and current and future ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. The special charges associated with the Douglas Products programs principally involved inventory balance valuation adjustments. Funding for the special retirement program charge occurs over a minimum of ten years, to the extent that any incremental funding is required. Pension plan funding in excess of pension plan expense is separately indicated.

(b) Inventory associated with the 777 program increased substantially throughout the 1995-1997 time period due to initial tooling and production inventory buildup. Inventory balances on the 737, 747, 757 and 767 commercial jet programs increased in 1995 due to the ten-week labor strike, and increased in 1996 due to increased production rates. Additionally, the new 737- 600/700/800 program resulted in increased production and tooling inventory in 1996 and 1997.

(c) The increase in commercial customer advances during 1995 was principally associated with the 777 program, while the increase during 1996 and 1997 was broadly distributed among the commercial jet programs. With regard to information, space and defense systems activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(d) Over the three-year period 1995-1997, changes in accounts receivable, accounts payable, other liabilities and deferred taxes resulted in a net increase in cash of $1.1 billion. This was largely attributable to increases in accounts payable and other liabilities of $2.3 billion, mostly as a result of increased business activity, partially offset by income taxes payable and deferred of $1.2 billion. Federal income tax payments over the next two years are projected to substantially exceed income tax expense due to anticipated completion of contracts executed under prior tax regulations.

(e) The changes in customer financing balances have been largely driven by commercial aircraft market conditions and the ability of the Company to sell customer financing assets. Over the three-year period 1995-1997, the Company generated $5.1 billion of cash from principal repayments and by selling customer financing receivables and operating lease assets. Over the same period, additions to customer financing amounted to $4.6 billion. As of December 31, 1997, the Company had outstanding commitments of approximately $6.0 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2006. However, not all these commitments are likely to be utilized. The Company will continue to sell financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are primarily secured by the underlying aircraft.

(f) Debt amounting to $637 million matured in 1997. The Company also retired $230 million of debt through a tender offer for the 9.25% notes due April 1, 2002. Additionally, Boeing Capital Corporation, a corporation wholly owned by the Company, issued $225 million of debt in 1997.

(g) Total funding of the ShareValue Trust was $1.15 billion; however, a portion of the funding was accomplished through the transfer of treasury shares and the issuance of new shares.


CAPITAL RESOURCES

The Company has long-term debt obligations of $6.1 billion, which are unsecured. Approximately $600 million matures in each of 1998 and 1999, and the balance has an average maturity of 15 years. Total long-term debt as of year-end 1997 amounted to 32% of total capital (shareholders' equity plus borrowings). The Company has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $3.24 billion, remain available but unused.

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

Accidents involving aircraft manufactured by the Company often result in legal proceedings and in extensive investigations regarding design and production issues. The Company maintains an ongoing comprehensive process for conducting safety-related studies and investigations, both internally and in conjunction with regulatory authorities. Provisions are made for all warranty and related commitments of the Company, and most significant legal proceedings are related to matters covered by insurance.

In 1991 the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1997, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200 million, and on February 20, 1998, the Court issued an opinion and order determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

Although the Government has appealed the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the damages judgment, including interest, would result in pretax income that would more than offset the loss provision established in 1990.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

YEAR 2000 DATE CONVERSION

The Year 2000 issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operational information incorrectly.

The Company recognized this challenge early, and major business units started work in 1993. The Company's Year 2000 strategy includes a common companywide focus on policies, methods and correction tools, and coordination with customers and suppliers. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee. Most of the conversion activities are occurring in conjunction with normal sustaining activities.

Conversions are planned to be completed by the end of 1998, and extensive testing will continue into 1999. The Company does not anticipate that internal Year 2000 conversion issues will materially impact operations or operating results.


MARKET RISK EXPOSURE

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments, fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not considered to be material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 1997, the notional value of such derivatives was $535 million, with a net unrealized gain of $5 million. Less than one percent of receipts and expenditures are contracted in foreign currencies, and the Company does not consider the market risk exposure relating to currency exchange to be material.


COMMERCIAL AIRCRAFT BUSINESS ENVIRONMENT AND TRENDS
---------------------------------------------------

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for the Company's commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

As the world economy has improved in this decade, airline passenger traffic has been increasing. For the five-year period 1993-1997, the average annual growth rate for worldwide passenger traffic was approximately 5.7%. The Company's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 5.0% annually for the first half of the 20-year forecast period, and 4.9% annually for the balance, based on projected average worldwide annual economic real growth of 3.0% over the period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1997 dollars.


ASIA-PACIFIC ECONOMIES

Results in 1997 for Asia-Pacific airlines were mixed. Air travel was lower in a number of regional markets. Passenger load factors declined and some airlines reported net losses. Uncertainty increased during the latter half of 1997 as currency devaluations and continuing turmoil in Asia's financial markets dimmed the region's near-term prospects for growth. The International Monetary Fund has intervened and funded rescue plans for those nations at greatest risk of financial failure. With prospects for air travel growth in the region lower than most forecasts, airlines are currently evaluating the number and timing of capacity additions contracted to deliver during the next several years.


AIRLINE PROFITABILITY

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost control measures, the airline industry as a whole showed significant improvement in operating profitability and net earnings over the past few years. The industry realized a substantial positive level of earnings in 1995 and 1996 and an even greater level in 1997. The outlook for passenger traffic growth in 1998 is generally positive especially in the United States, Europe, Latin America and over the Atlantic. Continued profit improvement depends on sustained economic growth, limited wage increases, and capacity additions in line with traffic increases.


AIRLINE DEREGULATION

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty years ago virtually all air travel took place within a framework of domestic and international regulatory oversight. Since then, several countries, most notably the United States, Australia and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a more open-market climate for international services. Currently, about one-half of all air travel takes place within an open-market environment. These trends are expected to continue, but at varying rates in different parts of the world.

Liberalization of government regulations together with increased aircraft range capabilities is giving airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and aircraft size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements provide an important stimulus to opening new city-pair markets. In this environment, intercontinental market demand is better served by increasing flight frequency than by deploying aircraft with larger capacity. In parallel with regulatory liberalization, developments in improving aircraft range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity aircraft.


INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Since the 1970s, the Company has achieved more than a 60% share of the available commercial jet aircraft market. The Company has an aggressive competitor seeking to increase market share. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain market share at satisfactory margins.

The Company's extensive customer support services network for airlines throughout the world also plays a key role in maintaining high customer satisfaction. On-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals.

Over the past five years, sales outside the United States have accounted for approximately 64% of the Company's total Commercial Aircraft sales; approximately 55% of the Commercial Aircraft contractual backlog at year-end 1997 was with customers based outside the United States. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand aircraft design and manufacturing capabilities by teaming arrangements with each other or current manufacturers. The Company continues to explore ways to expand its global presence in this environment.

In 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement bans government production subsidies and limits development support in the form of loans to 33% of development costs. The Company prefers a ban on all government subsidies for commercial airplane programs, but the controls embodied in the 1992 agreement are considered important in limiting future government subsidies to Airbus Industrie, the Company's primary competitor. The recent steps taken by the four Airbus partners to transform the Airbus consortium into a commercial company may remove Airbus operations from government control and influence and increase financial transparency.

The World Trade Organization (WTO), based in Geneva, was inaugurated in 1995. The WTO promotes open and nondiscriminatory trade among its members and administers an improved subsidies code, applicable to all members, that provides important protections against injurious subsidies by governments, as well as improved dispute settlement procedures to resolve disagreements among nations. The 1992 bilateral United States - European Union agreement and the WTO subsidies code constitute the basic limits on government support of development costs.

In spite of the current Asian economic difficulties, Company forecasts indicate that the airlines of China represent a significant potential for commercial jet aircraft orders over the next 20 years. However, China is not currently a member of the WTO, and the Company believes the accession of China to the WTO and the granting of permanent Most-Favored-Nation trading status by the U.S. Government would help ensure an open market. If government and trade relations between the United States and China deteriorate significantly, the Company's ability to sell commercial aircraft to airlines in China could be severely constrained.

Airlines of Russia and other states of the former Soviet Union operate a limited but increasing number of western-built aircraft. Because of high customs duties, a shortage of foreign exchange, and legal and financing constraints, new aircraft orders have not been reaching their potential. In January 1996, the U.S. Government reached a trade agreement with the Russian Federation that provides for future aircraft tariff reductions. The Company expects that the airlines and aircraft manufacturing industry of this region will eventually be integrated into the international economy.


SUMMARY

Although near-term market uncertainties remain, particularly with respect to the economic situation in certain Asian countries and open market access, the long-term market outlook appears favorable. The Company is well positioned in all segments of the commercial jet aircraft market, and intends to remain the airline industry's preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.


INFORMATION, SPACE AND DEFENSE SYSTEMS BUSINESS ENVIRONMENT AND TRENDS
----------------------------------------------------------------------

The Company's acquisition of the defense and space units of Rockwell and the merger with McDonnell Douglas have created a large and diversified business segment in Information, Space and Defense Systems. Boeing is the world's largest producer of military aircraft, the principal contractor for NASA, and the second largest U.S. Department of Defense (DoD) supplier. The Company's programs are well balanced between current production and upgrade activities and major development programs with large potential production quantities.

Procurement budget - DoD and NASA:
[Graphic and image material item Number 6
 See appendix on page 262 for description.]

GENERAL ENVIRONMENT

The major trends that continue to shape the current Information, Space and Defense Systems business environment include significant but relatively flat defense and NASA budgets; rapid expansion of information and communication technologies; the need for low cost, assured access to space; and a convergence between military, civil and commercial markets.

The DoD remains the principal customer of this business segment, and DoD procurement funding levels are expected to remain essentially flat on an inflation-adjusted basis. The Company's DoD programs are subject to uncertain future funding levels which can result in the stretchout or termination of some programs. Congressional adoption of proposed DoD procurement reforms is believed to be important to the future funding levels available for the Company's defense products.

NASA's budget is also expected to remain relatively flat over the next several years. To generate additional procurement funds, NASA is likely to continue to outsource many of its operational functions.

The information and communication market addressed by this business segment is projected by industry analysts to double within the next ten years. Much of this growth is identified with new communications satellite constellations. During this period, industry forecasts indicate up to 2,000 satellites will need to be launched into space. This will increase the need for low-cost launch capabilities. The majority of the projected growth in information and communication will be in the commercial marketplace, and the Government's requirements are expected to be increasingly met by these commercial systems.

A modest decline is forecast for the defense and space budgets of other countries. Current economic problems in certain Asian countries have resulted in the deferral of some modernization investments in defense. Sales of defense systems to allies in the Persian Gulf region will continue to be paced by regional tensions and oil revenues. In Europe, defense and space budgets are projected to decline gradually.

Overall the Company faces strong competition in all of its market segments. The acquisition and merger consolidations among U.S. aerospace companies have resulted in three principal prime contractors for the DoD and NASA, including the Company. While there may be some further niche acquisitions at the prime contractor level, the major area for further consolidation is likely to be among subcontractors to the primes. Lockheed Martin and Raytheon are the Company's primary U.S. competitors for this business segment, although in certain commercial markets Motorola and Hughes Space and Communications are also principal competitors. As a result of the extensive consolidation in the defense and space industry, the Company and its major competitors are also partners or major suppliers to each other on various programs.

The consolidation and rationalization of the European defense and space companies has been proceeding for several years, mainly within individual nations. Cross-border mergers in the form of joint ventures have been largely confined to individual market segments, such as satellites or missiles. Encouragement by the governments of France, Germany and the United Kingdom may result in broader mergers to create larger European companies. Internationally, the largest European companies compete in many of the same market segments with the Company's products and services. At the same time, these companies are also potential teaming partners.

BUSINESS UNIT PRODUCT LINES

The Aircraft and Missiles business unit has major products in tactical fighters, trainers, helicopters, military transports, tankers, strike missiles and special purpose airplanes, for both the U.S. and foreign governments. The basic strategy is to provide a competitive product in every selected market segment. This business unit has several programs that are now in production for the DoD, such as the C-17 Transport, F/A-18 E/F fighter, T-45 Trainer and V-22 Tiltrotor. Other programs include those that are still in development, such as the F-22 Fighter and RAH- 66 helicopter, or in competitive development, such as the Joint Strike Fighter and Joint Air-to-Surface Standoff Missile (JASSM). Despite expected modest declines in global defense budgets, international demand for military aircraft and missiles remains generally positive. Foreign sales approved by the U.S. Government are extending some product lines, such as the F/A-18 C/D and F-15 fighters, Harpoon missiles and the AH-64 and CH-47 helicopters. Based on these trends, moderate growth in this business unit is expected.

The Space Systems business unit's principal focuses are space transportation systems, the International Space Station (ISS), and missile defense programs. There is significant growth potential in space transportation and in missile defense programs. The basic strategy is to provide a full family of space launch services, to continue as the prime contractor for ISS throughout its lifetime in orbit, and to gain a large role in missile defense programs. The most significant market force affecting our Space Systems business unit is the projected growth in the commercial launch services market. This business unit is well positioned with the Sea Launch and the Delta family of commercial launch vehicles, and is the prime contractor for NASA's Space Shuttle. The business segment's future in missile defense is dependent on programs such as National Missile Defense, Ground Based Interceptor, Space Based Infrared System, and Patriot III missile upgrades.

The Information and Communications Systems business unit is a participant in both government and commercial markets. Global information and communications industry revenues totaled $1.8 trillion in 1996 and are forecast to grow to $2.7 trillion by 2001. Satellite-based wireless services for business and residential users are expected to grow at a compound annual rate of 7 percent between 1997 and 2012. Over the same time period, corporate network use is forecast at a compound annual growth rate of 8 percent. The strategy for this business unit is to make significant penetration of these commercial markets, which will also provide opportunities for future business with the U.S. Government. Potential near-term business opportunities include being the prime contractor for Teledesic, a privately funded company whose mission is to build a broadband "Internet-in-the-Sky" using a constellation of several hundred low-Earth-orbit satellites; and providing Aviation Information Services to commercial airlines for passenger entertainment and other services. Government programs of the Information and Communications business unit include information systems such as AWACS, Nimrod 2000, command and control systems, and global positioning satellite systems such as GPS II.

Three general product trends shape the environment of the Company's Information, Space and Defense Systems business segment: low-cost affordable systems, more rapid product development, and integration of traditional products into higher-level system networks. The Company's Phantom Works unit serves the pivotal role of developing innovative processes and technologies to address these challenges. It also has the responsibility to identify and win technology contracts in high-leverage areas and to pursue new government programs in the early stages of concept development and demonstration.

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE
-----------------------------------------

Over the past several years, the Company has made significant internal investments to meet future airline product requirements, to aggressively pursue new Information, Space and Defense Systems business opportunities, and to achieve production efficiencies. Although constraining earnings and requiring substantial resources in the near term, these investments are building long- term value by streamlining operations and positioning the Company to maintain its leadership position.


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

While product development activities are principally oriented toward maintaining and enhancing the competitiveness of the Boeing subsonic fleet through a variety of derivatives, the Company is also involved in studying the technological and economic issues associated with development of commercial supersonic aircraft and other basic aerodynamic and materials technology research.

Opportunities for major new U.S. Government Information, Space and Defense Systems programs in the near term are relatively limited; however, the Company is aggressively seeking ways to capitalize on its expanded program base and its competitive strength with regard to military, space, and information technologies.

New business opportunities being pursued or studied include both military and commercial applications. On the military side, the Company continues to assess potential applications using the Company's commercial aircraft, particularly the 767 and 737. In the commercial space arena, the Company is leading the Sea Launch team to offer highly automated commercial satellite launching from a seagoing launch platform. First launch is currently scheduled for late 1998.

In communication activities, the Company is studying several potential business opportunities including developing and marketing a phased-array communications antenna for a variety of mobile commercial and military system applications. Initial application of this product would be for reception of Direct Broadcast Satellite (DBS) television on in-flight commercial aircraft. The Company is studying methods to provide a two-way voice and data wholesale communications service to "in-country" distributors via a space-based switching network of low-Earth-orbit satellites.

MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to becoming a world-class leader in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued, with substantial resources invested in education and training, restructuring of processes, new technology, and organizational realignment.

The 777, the Next-Generation 737, the Joint Strike Fighter, and other recent commercial and government developmental programs included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework and improved quality of internally manufactured and supplier parts.

A major initiative has been launched to greatly simplify and streamline commercial aircraft configuration control, production management, and related systems. Organizations have been realigned and substantial resources have been dedicated to ensure the new processes and systems are successfully implemented over the next few years.

The Information, Space and Defense Systems Group (ISDS) continues to aggressively pursue important process improvements through integrated product teams that provide cost-effective solutions and maintain technological superiority. Phantom Works, the advanced research and development organization of ISDS, focuses on improving ISDS's competitive position through innovative technologies, improved processes and creation of new products.

The Company is continuing to assess potential opportunities for improved utilization and consolidation of facilities across all parts of the Company. Future decisions regarding facilities conversions or consolidations will be based on long-term business objectives. Within the Information, Space and Defense Systems segment, any major restructuring actions will be contingent on demonstration of cost savings for U.S. Government programs and the Company.

                     THE BOEING COMPANY AND SUBSIDARIES

                             SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two principal areas: commercial aircraft, and information, space and defense systems. Commercial Aircraft operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Information, Space and Defense Systems operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters; space and missile systems; satellite launching vehicles; rocket engines; and specialized information services. Although some Information, Space and Defense Systems products are contracted in the commercial environment, the primary customer is the U.S. Government. No single product line in the Information, Space and Defense Systems segment represented more than 10% of consolidated revenues, operating profits or identifiable assets. The Customer and Commercial Financing, Other segment is primarily engaged in the financing of commercial and private aircraft, commercial equipment, and real estate.

The Commercial Aircraft segment is subject to both operational and external business-environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, and performance issues with key suppliers and subcontractors. While the Company's principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. External business-environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business-environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, and a competitive industry structure which results in market pressure to reduce product prices.

In addition to the foregoing risks associated with the Commercial Aircraft segment, the Information, Space and Defense Systems segment is subject to changing priorities or reductions in the U.S. Government defense and space budgets, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

As of December 31, 1997, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 28% of employees (current agreements expiring September 1999, October 1999, and May 2001), Seattle Professional Engineering Employees Association (SPEEA) representing 12% of employees (current agreements expiring December 1999), the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 6% of employees (current agreements expiring June 1999, September 1999, and April 2000), and Southern California Professional Engineering Association (SCPEA) representing 2% of employees (current agreement expiring March 2001).

Sales by geographic area consisted of the following:

(Dollars in millions)
Year ended December 31,                       1997          1996          1995
==============================================================================
Asia, other than China                     $11,437       $ 8,470       $ 7,059
China                                        1,265           951           754
Europe                                       7,237         4,198         4,087
Oceania                                      1,078           821           658
Africa                                         192           156           154
Western Hemisphere, other than the
 United States                                 228           466           734
------------------------------------------------------------------------------
                                            21,437        15,062        13,446
United States                               24,363        20,391        19,514
------------------------------------------------------------------------------
Total sales                                $45,800       $35,453       $32,960
==============================================================================

Information, Space and Defense Systems sales were approximately 19%, 29% and 38% of total sales in Europe for 1997, 1996 and 1995, respectively, and were approximately 19%, 22% and 26% of total sales in Asia excluding China for the same respective years. Exclusive of these amounts, Information, Space and Defense Systems sales were principally to the U.S. Government.

The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Less than 2% of operating assets are located outside of the United States.

Unallocated costs include goodwill amortization, capitalized interest amortization, certain unallocated actuarial costs (including $600 million in 1995 for a special retirement charge described in Note 3 on page 59), and corporate costs not allocated to other internal reporting entities.
Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill, deferred tax assets, and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities including accrued retiree health care, taxes payable, and debentures and notes payable. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Sales are not recorded for inter-segment transactions.

Losses from operations for 1997 and 1995 include the impact of Douglas Products Division valuation adjustment and MD-11 accounting charge described in Note 3 on page 59.

(Dollars in millions)         Net earnings (loss)          Revenues         Research and development
                             --------------------     --------------------  ------------------------
Year ended December 31,      1997    1996    1995     1997    1996    1995      1997    1996    1995
====================================================================================================
Commercial Aircraft       $(1,837) $  956 $(1,280) $26,929 $19,916  $17,511  $1,208  $1,156   $1,232
ISDS                        1,317   1,387   1,312   18,125  14,934   14,849     716     477      442
Other                         381     329     355      746    603      600
Unallocated expense          (216)    (54)   (703)
----------------------------------------------------------------------------------------------------
Earnings (loss) from
 operations                  (355)  2,618    (316)
Other income,
 principally interest         428     388     280
Interest and debt expense    (513)   (393)   (376)
ShareValue Trust               99    (133)
----------------------------------------------------------------------------------------------------
Earnings (loss) before taxes (341)  2,480    (412)
Income taxes (benefit)       (163)    662    (376)
----------------------------------------------------------------------------------------------------
                          $  (178) $1,818 $   (36) $45,800 $35,453  $32,960   $1,924  $1,633  $1,674
====================================================================================================

                              Assets at Dec. 31     Liabilities at Dec. 31      Dep. and amortization
                             --------------------   ----------------------     ----------------------
Year ended December 31,      1997    1996    1995     1997    1996    1995      1997    1996     1995
=====================================================================================================
Commercial Aircraft       $12,763 $12,484 $12,923  $ 6,917 $ 5,824 $ 5,249    $  570  $  605   $  629
ISDS                        6,597   6,785   5,243    2,379   2,361   1,290       365     299      311
Other                       4,716   3,903   4,441      396     286     285        91     110      116
Unallocated                13,948  14,708   9,270   15,379  15,907  12,526       432     252      250
-----------------------------------------------------------------------------------------------------
                          $38,024 $37,880 $31,877  $25,071 $24,378 $19,350    $1,458  $1,266   $1,306
=====================================================================================================

                                                     Contractual backlog at
                          Capital expenditures, net  December 31 (unaudited)
                          -------------------------  -----------------------
Year ended December 31,      1997    1996    1995     1997    1996    1995
============================================================================
Commercial Aircraft        $  531    $336    $343  $ 93,788 $ 86,151 $73,715
ISDS                          463     304     186    27,852   28,022  21,773
Other                           1       1       1
Unallocated                   396     330     217
----------------------------------------------------------------------------
                           $1,391    $971    $747  $121,640 $114,173 $95,488
============================================================================

ISDS = Information, Space and Defense Systems.
Other =  Customer and Commercial Financing, Other.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS




(Dollars in millions except per share data)
Year ended December 31,                       1997          1996          1995
==============================================================================
Sales and other operating revenues         $45,800       $35,453       $32,960
Operating costs and expenses                40,644        29,383        27,370
General and administrative expense           2,187         1,819         1,794
Research and development expense             1,924         1,633         1,674
Special charges                              1,400                       2,438
------------------------------------------------------------------------------
Earnings (loss) from operations               (355)        2,618          (316)
Other income, principally interest             428           388           280
Interest and debt expense                     (513)         (393)         (376)
ShareValue Trust                                99          (133)
------------------------------------------------------------------------------
Earnings (loss) before income taxes           (341)        2,480          (412)
Income taxes (benefit)                        (163)          662          (376)
------------------------------------------------------------------------------
Net earnings (loss)                        $  (178)      $ 1,818       $   (36)
==============================================================================


Earnings (loss) per share
  Basic                                    $  (.18)      $  1.88       $  (.04)
  Diluted                                  $  (.18)      $  1.85       $  (.04)
==============================================================================

Cash dividends per share                   $   .56       $   .55       $   .50
==============================================================================





















See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



(Dollars in millions except per share data)
December 31,                                                1997          1996
==============================================================================
Assets
Cash and cash equivalents                                $ 4,420       $ 5,469
Short-term investments                                       729           883
Accounts receivable                                        3,121         2,870
Current portion of customer and commercial financing         261           774
Deferred income taxes                                      1,765         1,362
Inventories, net of advances and progress billings         8,967         9,151
------------------------------------------------------------------------------
  Total current assets                                    19,263        20,509
Customer and commercial financing                          4,339         3,114
Property, plant and equipment, net                         8,391         8,266
Deferred income taxes                                         15           143
Goodwill                                                   2,395         2,478
Prepaid pension expense                                    3,271         3,014
Other assets                                                 350           356
------------------------------------------------------------------------------
                                                         $38,024       $37,880
==============================================================================


Liabilities and Shareholders' Equity
Accounts payable and other liabilities                   $11,548       $ 9,901
Advances in excess of related costs                        1,575         1,714
Income taxes payable                                         298           474
Short-term debt and current portion of long-term debt        731           637
------------------------------------------------------------------------------
  Total current liabilities                               14,152        12,726
Accrued retiree health care                                4,796         4,800
Long-term debt                                             6,123         6,852
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,000,029,538 and 993,347,933            5,000         4,967
Additional paid-in capital                                 1,090           920
Treasury shares, at cost - 164,667 and 30,440                 (9)           (1)
Retained earnings                                          8,147         8,896
Unearned compensation                                        (20)          (22)
ShareValue Trust shares - 26,385,260 and 26,119,702       (1,255)       (1,258)
------------------------------------------------------------------------------
   Total shareholders' equity                             12,953        13,502
------------------------------------------------------------------------------
                                                         $38,024       $37,880
==============================================================================


See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Year ended December 31,                       1997          1996          1995
==============================================================================
Cash flows - operating activities:
  Net earnings (loss)                      $  (178)      $ 1,818       $   (36)
  Adjustments to reconcile net earnings(loss)
   to net cash provided by operating activities:
    Special charges                          1,400                       2,438
    ShareValue Trust                           (99)          133
    Depreciation                             1,354         1,241         1,287
    Amortization of goodwill and intangibles   104            25            19
    Changes in assets and liabilities -
      Short-term investments                   154          (874)          559
      Accounts receivable                     (251)          182           145
      Inventories, net of advances and
       progress billings                    (1,008)          306        (1,400)
      Accounts payable and other
       liabilities                           1,490           514          (210)
      Advances in excess of related costs     (139)          441           199
      Income taxes payable and deferred       (451)          (55)         (692)
      Other assets                            (272)         (246)         (337)
      Accrued retiree health care               (4)          126           163
------------------------------------------------------------------------------
 Net cash provided by operating activities   2,100         3,611         2,135
------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer and commercial
   financing - additions                    (1,889)       (1,212)       (1,543)
  Customer and commercial
   financing - reductions                    1,030         1,482         2,638
  Property, plant and equipment,
   net additions                            (1,391)         (971)         (747)
  Other                                                       15             9
------------------------------------------------------------------------------
 Net cash provided (used) by investing
  activities                                (2,250)         (686)          357
------------------------------------------------------------------------------
Cash flows - financing activities:
  New borrowings                               232         1,051           701
  Debt repayments                             (867)       (1,160)         (547)
  ShareValue Trust                                          (891)
  Common shares purchased                     (141)         (718)         (337)
  Common shares issued                         268
  Stock options exercised, other               166           215           147
  Dividends paid                              (557)         (480)         (434)
------------------------------------------------------------------------------
 Net cash used by financing activities        (899)       (1,983)         (470)
------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                       (1,049)          942         2,022
Cash and cash equivalents at
 beginning of year                           5,469         4,527         2,505
------------------------------------------------------------------------------
Cash and cash equivalents at end of year   $ 4,420       $ 5,469       $ 4,527
==============================================================================
See notes to consolidated financial statements.

                      THE BOEING COMPANY AND SUBSIDARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1997, 1996 and 1995
                 (Dollars in millions except per share data)



Note 1
------
Summary of Significant Accounting Policies


Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

Sales and other operating revenues
Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of contractual billing milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain U.S. Government contracts contain profit incentives based upon performance relative to predetermined targets. Incentives based on cost performance are recorded currently, and other incentives and fee awards are recorded when the amounts can be reasonably estimated or are awarded. Commercial aircraft sales are recorded as deliveries are made. Income associated with customer financing activities is included in sales and other operating revenues.

Contract and program accounting
Information, Space and Defense Systems segment operations principally consist of performing work under contract, predominantly for the U.S. Government and foreign governments. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue.

Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The initial program quantities for the 777 program and the 737-600/700/800/900 (Next-Generation 737) programs have been established at 400 units, the same initial program quantity as used for the 747, 757 and 767 programs. Deliveries for the 777 program began in 1995, and deliveries for the Next-Generation 737 program began in the fourth quarter of 1997. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

Cost of sales for the MD-80, MD-90 and MD-11 aircraft programs is determined on a specific-unit cost method.

To the extent that inventoriable costs are expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated realizable value.

Inventories
Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling costs, and applicable overhead, not in excess of estimated realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Commercial spare parts and general stock materials are stated at average cost not in excess of realizable value.

Interest expense
Interest and debt expense is presented net of amounts capitalized. Interest expense is subject to capitalization as a construction-period cost of property, plant and equipment and of commercial program tooling.

Income taxes
Federal, state and foreign income taxes are computed at current tax rates, less tax credits. Taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, plus changes in deferred tax assets and liabilities that arise because of temporary differences between the time when items of income and expense are recognized for financial reporting and income tax purposes.

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

Property, plant and equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; machinery and equipment, from 3 to 13 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; machinery and equipment, sum-of-the-years' digits.

Goodwill
Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is being amortized by the straight-line method over 30 years. Recoverability of the unamortized goodwill balance is based upon assessment of related operational cash flows.

Goodwill at December 31 consisted of the following:

                                                            1997          1996
==============================================================================
Goodwill                                                  $2,486        $2,486
Less cumulative amortization                                 (91)           (8)
------------------------------------------------------------------------------
                                                          $2,395        $2,478
==============================================================================


Note 2
------
Mergers and Acquisitions

Merger with McDonnell Douglas Corporation
Effective August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The Company issued 277.3 million shares in connection with the merger. The combined company is operating under the name of The Boeing Company.

The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded.

The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.

The following table presents sales and net earnings for the periods presented. The conforming accounting adjustments include the following: (1) the percentage-of-completion method of recognizing sales and earnings for fixed-price contracts is changed from the cost-to-cost basis of revenue recognition used by McDonnell Douglas to the delivery basis of revenue recognition; and (2) the McDonnell Douglas classification of income associated with cash and short-term investments and gains on sale of assets is changed from "Sales and other operating revenues" to "Other income, principally interest."

Year ended December 31,                                     1996          1995
==============================================================================
Sales and other operating revenues
  The Boeing Company                                     $22,681       $19,515
  McDonnell Douglas Corporation                           13,834        14,332
  Intercompany sales elimination                            (601)         (546)
  Conforming accounting adjustments                         (461)         (341)
------------------------------------------------------------------------------
Combined                                                 $35,453       $32,960
==============================================================================

Net earnings (loss)
  The Boeing Company                                     $ 1,095       $   393
  McDonnell Douglas Corporation                              788          (416)
  Conforming accounting adjustments, net of tax              (65)          (13)
------------------------------------------------------------------------------
Combined                                                 $ 1,818       $   (36)
==============================================================================

The conforming accounting adjustments have also resulted in the following changes applicable to the McDonnell Douglas balance sheet accounts: an increase in current deferred tax assets; a decrease in inventories, billings in excess of related costs, and retained earnings; and conformity to a classified balance sheet separating current and non-current balances. Cash dividends declared by McDonnell Douglas totaled $50, $104 and $90 for the years ended December 31, 1997, 1996 and 1995, respectively.

Acquisition of Rockwell Aerospace and Defense Business
Effective December 6, 1996, the Company acquired Rockwell's aerospace and defense business by issuing 9.2 million shares of common stock valued at $875 and assuming debt valued at $2,180. This transaction has been accounted for under the purchase method. The assets and liabilities have been recorded at fair value with excess purchase price recorded as goodwill.


Note 3
------
Special Charges

Douglas Products Division valuation adjustment
In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial aircraft product lines and recorded a special pretax charge of $1,400 relative to these decisions. The charge principally represents an inventory valuation adjustment based on post-merger assessments of the market conditions and related program decisions and commitments. Also included in the charge were valuation adjustments in connection with customer financing assets. The Douglas Products Division programs currently in production are the MD-11 trijet and the MD-80 and MD-90 twinjets. Additionally, the MD-95 twinjet, now referred to as the 717 model program, is currently in development, with first delivery scheduled for 1999. The MD-80 and MD-90 twinjets will continue to be produced only through 1999, the MD-11 trijet market opportunities continue to be principally limited to the freighter version, and the 717 program has been restructured to take advantage of the longer-term market opportunities currently projected for a 100-seat aircraft.

MD-11 accounting charge
Effective October 1, 1995, the Company changed its accounting for the MD-11 program to the specific-unit cost method from the program method of accounting described in Note 1, and accordingly revalued the MD-11 program inventory to be consistent with the specific-unit cost method. This revaluation resulted in a non-cash pretax charge to operations of $1,838 in the fourth quarter of 1995.

Special retirement program expense
A special retirement program was offered during the first half of 1995 to encourage early retirements, resulting in a pretax charge of $600.


Note 4
------
Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute basic earnings per share were 970.1, 968.7 and 979.5 for the years ended December 31, 1997, 1996 and 1995, respectively, and for computing diluted earnings per share were 970.1, 981.9 and 979.5 for the same respective years. Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on the same number of shares plus additional shares representing stock distributable under stock-based plans computed using the treasury stock method. Because 1997 and 1995 results reflect a net loss from continuing operations, basic and diluted earnings per share are calculated based on the same weighted average number of shares outstanding. The implementation of Statement of Financial Accounting Standards No. 128, Earnings per Share, did not have a material impact on the financial statements.


Note 5
------
Accounts Receivable

Accounts receivable at December 31 consisted of the following:

                                                            1997          1996
==============================================================================
U.S. Government contracts                                 $2,053        $2,159
Other                                                      1,068           711
------------------------------------------------------------------------------
                                                          $3,121        $2,870
==============================================================================

Accounts receivable included the following as of December 31, 1997 and 1996, respectively: amounts not currently billable of $587 and $354 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($161 and $102 not expected to be collected within one year); $341 and $291 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($333 and $285 not expected to be collected within one year); and $62 and $31 of other receivables not expected to be collected within one year.

Note 6
------
Inventory

Inventories at December 31 consisted of the following:

                                                            1997          1996
==============================================================================
Commercial aircraft programs and long-term
 contracts in progress                                   $26,566       $23,291
Commercial spare parts, general stock
 materials and other                                       1,869         1,476
------------------------------------------------------------------------------
                                                          28,435        24,767
Less advances and progress billings                      (19,468)      (15,616)
------------------------------------------------------------------------------
                                                         $ 8,967       $ 9,151
==============================================================================


As of December 31, 1997, there were no significant excess deferred production costs (inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in
Note 1) or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 and the Next-Generation 737 programs. The program quantity for the 777 and the Next-Generation 737 programs for determining cost of sales based on estimated average total cost (including inventory production costs and tooling) and revenue has been established at 400 units.

Inventory costs at December 31, 1997, included unamortized tooling of $2,678 and $809 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $2,384 relating to the 777 program. In the third quarter of 1997, a charge of $700 was recorded, representing the amount the Next-Generation 737 total program costs of sales was estimated to exceed total program revenues for the initial program quantity of 400 units. As a result of this charge, there were no Next-Generation 737 excess deferred production costs as of December 31, 1997. Inventory costs at December 31, 1996, included unamortized tooling of $3,159 and $668 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $2,488 relating to the 777 program. It is estimated that $1,125 of the 777 program unamortized tooling and excess deferred production costs as of December 31, 1997, will be recovered from firm orders received after December 31, 1997. As of December 31, 1997, 233 777s were under firm contract, and 104 777s had been delivered. Next-Generation 737 program unamortized tooling costs are estimated to be fully recovered from firm orders.

Interest capitalized as construction-period tooling costs amounted to $33, $30 and $33 in 1997, 1996 and 1995, respectively.

As of December 31, 1997 and 1996, inventory balances included $231 subject to claims or other uncertainties primarily relating to the A-12 program.

The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 21.

Note 7
------
Customer and Commercial Financing

Customer and commercial financing at December 31 consisted of the following:

                                                            1997          1996
==============================================================================
Aircraft financing
  Notes receivable                                        $  651        $  334
  Investment in sales-type/financing leases                1,646         1,605
  Operating lease equipment, at cost,
   less accumulated depreciation of $254 and $206          1,289           868
Commercial equipment financing
  Notes receivable                                           313           478
  Investment in sales-type/financing leases                  407           358
  Operating lease equipment, at cost,
   less accumulated depreciation of $96 and $106             502           395
------------------------------------------------------------------------------
Less valuation allowance                                    (208)         (150)
------------------------------------------------------------------------------
                                                          $4,600        $3,888
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.

The components of investment in sales-type/financing leases at December 31 were as follows:

                                                           1997           1996
==============================================================================
Minimum lease payments receivable                        $2,709         $2,735
Estimated residual value of leased assets                   519            589
Unearned income                                          (1,220)        (1,361)
------------------------------------------------------------------------------
                                                         $2,008         $1,963
==============================================================================

Scheduled payments on customer and commercial financing are as follows:

                                               Sales-type/           Operating
                          Principal        Financing Lease               Lease
                        Payments on               Payments            Payments
Year               Notes Receivable             Receivable          Receivable
==============================================================================
1998                           $272                 $  312                $214
1999                             91                    300                 164
2000                             70                    255                 129
2001                             64                    246                 108
2002                             60                    216                  97
Beyond 2002                     407                  1,380                 878

The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $64 of customer financing receivables as of December 31, 1997. Interest rate swaps on financing receivables are settled on the same dates interest is due on the underlying receivables.

Interest rates on fixed-rate notes ranged from 4.00% to 15.67%, and effective interest rates on variable-rate notes ranged from 0.40% to 1.25% above the London Interbank Offered Rate (LIBOR).

Sales and other operating revenues included interest income associated with notes receivable and sales-type/financing leases of $217, $195 and $296 for 1997, 1996 and 1995, respectively.

The valuation allowance is subject to change depending on estimates of collectability and realizability of the customer financing balances.


Note 8
------
Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

                                                            1997          1996
==============================================================================
Land                                                     $   530       $   539
Buildings                                                  8,133         7,883
Machinery and equipment                                    9,940         9,778
Construction in progress                                     691           525
------------------------------------------------------------------------------
                                                          19,294        18,725
Less accumulated depreciation                            (10,903)      (10,459)
------------------------------------------------------------------------------
                                                         $ 8,391       $ 8,266
==============================================================================

Depreciation expense was $1,266, $1,132 and $1,172 for 1997, 1996 and 1995,
respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $28, $28 and $32 in 1997, 1996 and 1995, respectively.

Rental expense for leased properties was $308, $242 and $204 for 1997, 1996 and 1995, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $827 at December 31, 1997. Payments, net of sublease amounts, due during the next five years are as follows:

                1998    1999    2000     2001   2002
                ------------------------------------
                $205    $167    $120     $86     $61
                ====================================

Note 9
------
Income Taxes

The provision for taxes on income consisted of the following:

Year ended December 31,                               1997      1996      1995
==============================================================================
U.S. Federal
  Taxes paid or currently payable                    $ 103     $ 689     $ 379
  Change in deferred taxes                            (253)      (78)     (675)
------------------------------------------------------------------------------
                                                      (150)      611      (296)
State
  Taxes paid or currently payable                        9        57        32
  Change in deferred taxes                             (22)       (6)     (112)
------------------------------------------------------------------------------
                                                       (13)       51       (80)
------------------------------------------------------------------------------
Income tax provision (benefit)                       $(163)     $662     $(376)
==============================================================================

The following is a reconciliation of the income tax provision (benefit) computed by applying the U.S. federal statutory rate of 35 percent to the recorded income tax provision:

                                                      1997      1996      1995
==============================================================================
U.S. federal statutory tax                           $(119)    $ 868     $(144)
Foreign Sales Corporation tax benefit                  (79)     (110)      (85)
Research benefit                                        (8)       (4)      (90)
Prior years' investment tax credit                               (95)
Prior years' tax adjustment                            (23)      (30)
Nondeductibility of goodwill and merger costs           71         2
State income tax provision, net of effect on
 U.S. federal tax                                       (9)       31       (53)
Other provision adjustments                              4                  (4)
------------------------------------------------------------------------------
 Income tax provision (benefit)                      $(163)    $ 662     $(376)
==============================================================================

The deferred tax assets, net of deferred tax liabilities, resulted from an alternative minimum tax credit carryforward and from temporary tax differences associated with the following:

Year ended December 31,                               1997      1996      1995
==============================================================================
Inventory and long-term contract methods of
 income recognition                                $ 1,186   $   999   $   861
Pension benefit accruals                            (1,152)   (1,026)     (684)
Retiree health care accruals                         1,806     1,712     1,307
Other employee benefits accruals                       318       339       291
Customer and commercial financing                     (378)     (519)     (690)
Alternative minimum tax credit carryforward                                130
------------------------------------------------------------------------------
Net deferred tax assets                            $ 1,780   $ 1,505    $1,215
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

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and IRS examinations have been completed through 1987.
In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The Company has also filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs.
These credits have not been recorded as the claims are under review by the IRS in the context of prior years' audits. Successful resolutions will result in increased income to the Company.

The Company believes adequate provision has been made for all open years.

Income tax payments and transfers were $219, $648 and $263 in 1997, 1996 and 1995, respectively.


Note 10
-------
Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:
                                                            1997          1996
==============================================================================
Accounts payable                                         $ 5,609        $4,830
Accrued compensation and employee benefit costs            2,154         2,000
Lease and other deposits                                     819           399
Other                                                      2,966         2,672
------------------------------------------------------------------------------
                                                         $11,548        $9,901
==============================================================================

Note 11
-------
Debt

Debt at December 31 consisted of the following:

                                                             1997         1996
==============================================================================
Unsecured debentures and notes:
  8.63% due Apr.1, 1997                                    $    -       $  250
  7 5/8% due Feb. 17, 1998                                    301          306
  8 7/8% due Sep. 15, 1999                                    311          319
  8.25% due Jul. 1, 2000                                      200          200
  8 3/8% due Feb. 15, 2001                                    182          212
  9.25% due Apr. 1, 2002                                      120          349
  6 3/4% due Sep. 15, 2002                                    297          297
  6.35% due Jun. 15, 2003                                     299          299
  7 7/8% due Feb. 15, 2005                                    209          210
  6 5/8% due Jun. 1, 2005                                     291          290
  6.875% due Nov. 1, 2006                                     248          248
  8 1/10% due Nov. 15, 2006                                   175          175
  9.75% due Apr. 1, 2012                                      348          347
  8 3/4% due Aug. 15, 2021                                    398          398
  7.95% due Aug. 15, 2024                                     300          300
  7 1/4% due Jun. 15, 2025                                    247          247
  8 3/4% due Sep. 15, 2031                                    248          248
  8 5/8% due Nov. 15, 2031                                    173          173
  7.50% due Aug. 15, 2042                                     100          100
  7 7/8% due Apr. 15, 2043                                    173          173
  6 7/8% due Oct. 15, 2043                                    125          125
Senior debt securities
  5.0% - 9.4%, due through 2011                               148          159
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                            1,129        1,124
Subordinated medium-term notes
  6.1% - 9.4%, due through 2004                                70           95
Capital lease obligations, due through 2008                   500          543
Other notes                                                   262          302
------------------------------------------------------------------------------
                                                           $6,854       $7,489
==============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. Maturities of long-term debt for the next five years are as follows:

                1998    1999    2000    2001    2002
                ------------------------------------
                $608    $602    $428    $419    $604
                ====================================

The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements.

During the fourth quarter of 1997, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, filed a shelf registration statement with the Securities and Exchange Commission relating to up to $1,200 aggregate principal amount of debt securities. In addition, BCC has $240 available but unused under a credit line agreement with a group of commercial banks. At December 31, 1997 and 1996, borrowings under commercial paper and uncommitted short-term bank facilities totaling $98 and $141 were supported by available unused commitments under the revolving credit agreement.

The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%. The swap arrangement results in semi-annual interest rate payments at LIBOR, and is scheduled to settle when the underlying note matures. Additionally, BCC has interest rate swaps totaling $376 relating to capital lease obligations and $50 relating to medium-term notes. The swaps attributable to capital lease obligations have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. The swaps attributable to medium-term notes have a receive rate that is fixed, and a pay rate that is based on LIBOR. Interest rate swaps on these capital lease obligations and medium-term notes are settled on the same dates interest is due on the underlying obligations.

BCC has available approximately $95 in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1997 and 1996, borrowings on these credit facilities totaled $18 and $45.

Total debt interest, including amounts capitalized, was $573, $450 and $440 for the years ended December 31, 1997, 1996 and 1995, and interest payments were $588, $436 and $475, respectively.

Note 12
-------
Postretirement Plans

Pensions
The Company has various noncontributory plans covering substantially all employees. All major pension plans are funded and have plan assets that exceed accumulated benefit obligations. The following table reconciles the plans' funded status to the prepaid expense balance at December 31.

                                                            1997          1996
==============================================================================
Actuarial present value of benefit obligations:
  Vested                                                $(21,530)     $(20,155)
  Nonvested                                               (1,479)       (1,347)
------------------------------------------------------------------------------
  Accumulated benefit obligation                         (23,009)      (21,502)
  Effect of projected future salary increases             (2,449)       (2,387)
------------------------------------------------------------------------------
  Projected benefit obligation                           (25,458)      (23,889)
Plan assets at fair value - primarily equities,
 fixed income obligations and cash equivalents            33,063        28,178
------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation      7,605         4,289
Unrecognized net actuarial gain                           (5,069)       (2,015)
Unrecognized prior service cost                            1,066         1,154
Unrecognized net asset at January 1, 1987, being
 recognized over the plans' average remaining
 service lives                                              (331)         (414)
------------------------------------------------------------------------------
Prepaid pension expense recognized in the
 Consolidated Statements of Financial Position           $ 3,271       $ 3,014
==============================================================================


The pension provision included the following components:

Year ended December 31,                       1997          1996          1995
==============================================================================
Service cost (current period attribution)  $   492       $   415       $   387
Interest accretion on projected benefit
 obligation                                  1,697         1,141         1,066
Actual return on plan assets                (5,921)       (2,899)       (4,115)
Net deferral and amortization of
 actuarial gains and losses                  3,748         1,499         2,802
------------------------------------------------------------------------------
Net pension provision                      $    16       $   156       $   140
==============================================================================


The actuarial present value of the projected benefit obligation at December 31, 1997, 1996 and 1995, respectively, was determined using a weighted average discount rate of 7.00%, 7.36% and 7.15%, and a rate of increase in future compensation levels of 5.00%, 5.07% and 4.85%. The expected long-term rate of return on plan assets for 1997, 1996 and 1995, respectively, was 8.33%, 8.46% and 8.47%.

Certain of the pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plans first will be used to provide the level of retirement benefits required by the

Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company's group insurance programs.

The Company has an agreement with the Government with respect to certain of the Company pension plans. Under the agreement, should the Company terminate any of the plans (although the Company has no intention of doing so) under conditions in which the plan's assets exceed that plan's obligations, the Government will be entitled to a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% nondeductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases. Without a qualified replacement plan, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

The Company has certain unfunded and partially funded plans with a projected benefit obligation of $387 and $323; plan assets of $56 and $44; and unrecognized prior service costs and actuarial losses of $131 and $107 as of December 31, 1997 and 1996, respectively, based on actuarial assumptions consistent with the funded plans. The net provision for the unfunded plans was $49 and $39 for 1997 and 1996.

The principal defined contribution plans are the Company-sponsored 401(k) plans available to substantially all employees and a funded plan for unused sick leave. The provision for these defined contribution plans in 1997, 1996 and 1995 was $361, $287 and $268, respectively.


Other postretirement benefits
The Company's postretirement benefits other than pensions consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage, and certain employee groups, including employees covered by the United Auto Workers bargaining agreement, who are provided lifetime health care coverage.

The retiree health care cost provision was $293, $288 and $314 for 1997, 1996 and 1995, respectively. The components of expense were as follows:

Year ended December 31,                       1997          1996          1995
==============================================================================
Service cost (current period attribution)     $ 86          $ 97          $ 99
Interest accretion on accumulated retiree
 health care obligation                        274           219           235
Net deferral and amortization of
 actuarial gains                               (67)          (28)          (20)
------------------------------------------------------------------------------
Net provision for retiree health care         $293          $288          $314
==============================================================================

Benefit costs were calculated based on assumed cost growth for retiree health care costs of an 8.0% annual rate for 1997, decreasing to a 5.0% annual growth rate by the year 2008. A 1% increase or decrease in the assumed annual trend rates would increase or decrease the accumulated retiree health care obligation by $410, $377 and $354 as of December 31, 1997, 1996 and 1995, respectively, with a corresponding effect on the retiree health care expense of $43, $41 and $49. The accumulated retiree health care obligation at December 31, 1997, 1996 and 1995 was determined using a weighted average discount rate of 7.00%, 7.36% and 7.15%, respectively.

The accumulated retiree health care obligation at December 31 consisted of the following components:

                                                            1997          1996
==============================================================================
Retirees and dependents                                   $2,330        $2,268
Fully eligible active plan participants                      450           415
Other active plan participants                             1,244         1,071
------------------------------------------------------------------------------
Total accumulated retiree health care obligation           4,024         3,754
Unrecognized gain on plan changes                            435           475
Unrecognized net actuarial gain                              337           571
------------------------------------------------------------------------------
Accrued retiree health care                               $4,796        $4,800
==============================================================================


Note 13
-------
Shareholders' Equity

Stock split
An increase in the total number of shares of authorized stock from 610,000,000 to 1,220,000,000 was approved by shareholders at the Company's Annual Meeting on April 28, 1997, and a 2-for-1 stock split was effective as of the close of business June 6, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying, from additional paid-in capital or retained earnings to common stock, the par value of the additional shares arising from the split. In addition, all references to number of shares and per share amounts have been restated to reflect the stock split.

Changes in shareholders' equity consisted of the following:
                                                         1997               1996                 1995
                                             --------------------------------------------------------
(Shares in thousands)                        Shares    Amount    Shares   Amount      Shares   Amount
=====================================================================================================
Common stock
 Beginning balance-January 1               993,348   $ 4,967   989,255  $ 4,946   1,002,028   $5,010
  Shares issued                              4,550        23
  Shares repurchased                                           (19,055)     (95)    (13,559)     (68)
  Shares issued for ShareValue Trust                             3,466       17
  Shares issued for acquisition of
   Rockwell aerospace and defense business                      18,309       92
  Shares issued for incentive stock plans    2,132        10     1,373        7         786        4
----------------------------------------------------------------------------------------------------
 Ending balance-December 31              1,000,030   $ 5,000   993,348  $ 4,967     989,255   $4,946
====================================================================================================

Additional paid-in capital
 Beginning balance-January 1                         $   920            $     0               $    0
  Shares issued                                          245
  Shares repurchased                                                       (383)                 (44)
  Shares issued for incentive plans                                                               14
  Incentive stock plan accrual                                                                    11
  Treasury shares issued for incentive
   stock plans, net                                      (20)                27                  (11)
  Tax benefit related to incentive
   stock plans                                            41                 58                   21
  Stock appreciation rights
   expired or surrendered                                  6                  9                    9
  Shares issued for ShareValue Trust                                        209
  Shares issued for acquisition of
   Rockwell aerospace and defense business                                  784
  ShareValue Trust market value adjustment              (102)               216
----------------------------------------------------------------------------------------------------
 Ending balance-December 31                          $ 1,090            $   920               $    0
====================================================================================================

Treasury stock
 Beginning balance-January 1                    30   $    (1)   10,608  $  (209)     16,756   $ (328)
  Treasury shares issued for
   incentive stock plans, net               (2,580)      133    (7,614)     150      (6,148)     119
  Treasury shares acquired                   2,710      (141)
  Shares transferred from/to ShareValue
   Trust                                         5              (2,964)      58
   -------------------------------------------------------------------------------------------------
 Ending balance-December 31                    165   $    (9)       30  $    (1)    10,608   $ (209)
====================================================================================================









                                                         1997               1996                 1995
                                             --------------------------------------------------------
(Shares in thousands)                        Shares    Amount    Shares   Amount      Shares   Amount
=====================================================================================================
Retained earnings
 Beginning balance-January 1                         $ 8,896            $7,808                $8,503
  Net earnings                                          (178)            1,818                   (36)
  Shares repurchased                                                      (233)                 (226)
  Cash dividends declared                               (571)             (497)                 (433)
----------------------------------------------------------------------------------------------------
 Ending balance-December 31                          $ 8,147            $8,896                $7,808
====================================================================================================

Unearned compensation
 Beginning balance-January 1                         $   (22)           $   (18)              $  (12)
  New issuances                                          (29)               (20)                 (17)
  Amortization                                            31                 16                   11
----------------------------------------------------------------------------------------------------
 Ending balance-December 31                          $   (20)           $   (22)              $  (18)
====================================================================================================

ShareValue Trust
 Beginning balance-January 1                26,120   $(1,258)        0  $     0          0    $    0
  Shares acquired for original funding          (5)             26,032   (1,171)
  Shares acquired from dividend reinvestment   270                  88       (4)
  Market value adjustment                                102               (216)
  Accrual of appreciation                                (99)               133
----------------------------------------------------------------------------------------------------
 Ending balance-December 31                 26,385   $(1,255)   26,120  $(1,258)         0    $    0
====================================================================================================

Ten million shares of authorized preferred stock remain unissued.

The Rights issued in August 1987 pursuant to the Stockholders Rights Plan expired in August 1997. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Stock"), under circumstances set forth in the Plan. The Rights were attached to certificates for shares of the common stock, par value of $5 each, of the Company and were transferred only with such common stock certificates. No Preferred Stock has been issued.


Note 14
-------
ShareValue Trust

In July 1996, the Company established a self-sustaining, irrevocable 12-year trust, the ShareValue Trust, designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. As of December 31, 1997, the Trust had acquired 26,025,460 shares of the Company's common stock, equivalent to $1,150 of market value based upon a stock price of $44 3/16, which was the average price per share on June 28, 1996, plus 359,800 shares acquired from reinvested dividends. Shares of common stock held by the

Trust are legally outstanding and entitled to receive dividends. Dividends received by the Trust are reinvested in additional shares of common stock. If the term of the Trust is not extended beyond the initial irrevocable 12-year period, any residual trust balance will revert to the Company.

Two investment periods began on July 1, 1996. One period has a duration of two years and the other has a duration of four years. Each period was allocated a fund of one-half of the total shares. Distributions from the ShareValue Trust to employees in the form of common stock will be made to the extent the market value of the ShareValue Trust has increased above a pre-defined threshold amount of 3% per annum at the end of that fund's investment period. The ShareValue Trust bears its own nominal administrative costs paid out of the Trust assets. At the end of each investment period, a new four-year investment period will begin, resulting in overlapping periods with potential distributions every two years. The Trust fund market value after distribution will be the base from which the distributable market value appreciation over the threshold for the succeeding investment period will be determined.

Although the obligation to make these distributions is solely that of the Trust and no assets of the Company will be required in the future to satisfy the Trust distribution obligations, the change in Trust appreciation above the threshold amounts for the respective investment periods is charged or credited to earnings based on the Trust valuation as of the end of the reporting period. ShareValue Trust charges and credits reflected in earnings will not impact the Company's current or future cash flow. As of December 31, 1997, the total increased value of both current funds exceeded the thresholds by $34.

The shares held by the ShareValue Trust, recorded in the contra equity account "ShareValue Trust," are legally outstanding and receive dividend payments. The ShareValue Trust is adjusted to market value at each reporting period, with an offsetting adjustment to additional paid-in capital.

An additional $550 of funding will be made effective January 1, 1998, as a result of the merger with McDonnell Douglas Corporation.


Note 15
-------
Stock-Based Plans

The Company's 1997 incentive stock plan permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries. Under the terms of the plan, 30,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 plan will terminate on April 30, 2007. As of December 31, 1997, no SARs have been granted under the 1997 Plan. The 1993 incentive stock plan permitted the grant of options, SARs and stock to employees of the Company or its subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these three plans.

Options and SARs have been granted with an exercise price equal to the fair market value of the Company's stock on the date of grant and expire ten years after the grant date. Vesting is generally over a five-year period with portions of a grant becoming exercisable at one year, three years and five years after the grant date. In 1993 and 1994, certain senior executives were awarded options under the 1993 plan which became exercisable based solely upon maintenance of certain stock prices for periods of twenty consecutive days. These options became fully exercisable in late 1995 and expire on December 13, 1998. SARs, which have been granted only under the 1988 and 1984 plans, were granted in tandem with stock options; therefore, exercise of the SAR cancels the related option and exercise of the option cancels the attached SAR.

In 1994, McDonnell Douglas shareholders approved the 1994 Performance Equity Incentive Plan. Restricted stock issued under this plan prior to 1997 vested upon the merger between McDonnell Douglas and The Boeing Company. As of December 31, 1997, a total of 594,000 shares had been granted and remain restricted. Substantially all compensation relating to these restricted shares is being amortized to expense over three years. Unearned compensation is reflected as a component of shareholders' equity.

Information concerning stock options issued to directors, officers and other employees is presented in the following table.

                                    1997               1996               1995
                        ------------------------------------------------------
                                Weighted           Weighted           Weighted
                                 Average            Average            Average
                                Exercise           Exercise           Exercise
(Shares in thousands)   Shares     Price   Shares     Price   Shares     Price
==============================================================================
Number of shares under option:
  Outstanding at
   beginning of year    26,525    $25.47   28,754    $20.19   30,332    $18.92
  Granted                6,320     53.16    6,692     40.32    5,814     23.23
  Exercised             (4,502)    21.77   (8,356)    19.34   (6,406)    17.43
  Canceled or expired     (223)    47.84     (233)    35.92     (464)    21.65
  Exercised as SARs       (415)    15.21     (332)    13.70     (522)    12.32
  Outstanding at end    ------             ------             ------
   of year              27,705     32.36   26,525     25.47   28,754     20.19
==============================================================================

  Exercisable at
   end of year          12,277    $24.09   12,412    $20.13   16,401    $19.21
==============================================================================

As of December 31, 1997, 29,911,000 shares were available for grant under the 1997 Incentive Stock Plan,and 9,965,000 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 1997 (shares in thousands).

                          Options Outstanding              Options Exercisable
                     ---------------------------------------------------------
                                Weighted
                                 Average         Weighted             Weighted
                               Remaining          Average              Average
Range of                     Contractual         Exercise             Exercise
Exercise Prices      Shares  Life (years)           Price     Shares     Price
==============================================================================
$ 0 to $ 9               45          4.5           $ 7.20         45     $7.20
$10 to $19            5,254          5.2            16.26      3,522     16.57
$20 to $29           10,029          5.8            23.25      6,730     23.19
$30 to $39            1,790          8.1            38.48         42     36.48
$40 to $49            4,465          8.3            41.05      1,938     41.00
$50 to $59            6,122          9.3            53.18          0      0.00
------------------------------------------------------------------------------
                     27,705                                   12,277
==============================================================================

Accounting for stock-based plans is in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for fixed stock option plans. Expense (income) recognized for performance-based stock plans and the ShareValue Program was $(68), $176 and $59 for 1997, 1996 and 1995, respectively.

As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 1997, 1996 and 1995 to be $20.67, $8.39 and $8.13. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option pricing model with the following assumptions.

                                       Expected
                         -------------------------------------
                Grant                                 Dividend       Risk-Free
                 Date    Option Term     Volatility      Yield   Interest Rate
==============================================================================
1997          1/13/97        9 years            19%       1.1%            6.6%
              2/24/97        9 years            19%       1.1%            6.6%
------------------------------------------------------------------------------
1996          1/11/96        5 years            17%       1.3%            5.3%
               7/1/96        2 years            17%         -             6.3%
               7/1/96        4 years            17%         -             6.3%
              2/26/96        9 years            21%       1.2%            6.0%
------------------------------------------------------------------------------
1995          2/27/95        9 years            20%       2.2%            7.2%
==============================================================================

Had compensation expense for the Company's stock-based plans been accounted for using the fair value method prescribed by SFAS No. 123, net income and earnings per share would have been as follows:

                                             1997           1996         1995
==============================================================================
Net earnings (loss) as reported             $(178)        $1,818         $(36)
Pro forma net earnings (loss)
 under SFAS No. 123                         $(332)        $1,852         $(50)
------------------------------------------------------------------------------
Earnings (loss) per share as reported
 Basic                                      $(.18)        $ 1.88        $(.04)
 Diluted                                    $(.18)        $ 1.85        $(.04)
------------------------------------------------------------------------------
Pro forma net earnings (loss) under SFAS No. 123
 Basic                                      $(.34)        $ 1.91        $(.05)
 Diluted                                    $(.34)        $ 1.89        $(.05)
==============================================================================

The effects of applying SFAS No. 123 in the above pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards granted prior to 1995.


Note 16
-------
Derivative Financial Instruments

The derivative financial instruments held by the Company at December 31, 1997, consisted of simple and specifically tailored interest rate swaps and foreign currency forward contracts. The Company does not trade in derivatives for speculative purposes.

The interest rate swaps, which are associated with certain customer financing receivables and long-term debt, are designed to achieve a desired balance of fixed and variable rate positions. These swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 7, Note 11 and Note 19.)

Foreign currency forward contracts are entered into to hedge specific receipt and expenditure commitments made in foreign currencies. As of December 31, 1997, the notional amount of foreign currency forward contracts denominated in foreign currencies was $535, with unrealized gains, net of unrealized losses, of $5.


Note 17
-------
Financial Instruments with Off-Balance-Sheet Risk

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

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2006 totaled $6,029 and $6,454 as of December 31, 1997 and 1996. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $132 and $77 as of December 31, 1997 and 1996.

Participations in customer financing receivables with third-party investors which involve interest rate terms different from the underlying receivables totaled $64 and $77 as of December 31, 1997 and 1996.

The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $955 ($660 associated with commercial aircraft and collateralized) and $868 ($722 associated with commercial aircraft and collateralized) as of December 31, 1997 and 1996.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral, totaled $470 and $586 as of December 31, 1997 and 1996. These asset value guarantees relate to commercial aircraft and are collateralized.


Note 18
-------
Significant Group Concentrations of Credit Risk

Financial instruments involving potential credit risk are predominantly with commercial airline customers and the U.S. Government. As of December 31, 1997, off-balance-sheet financial instruments described in Note 17 predominantly related to commercial aircraft customers. Of the $7,721 in accounts receivable and customer financing receivables included in the Consolidated Statements of Financial Position, $4,090 related to aircraft customers and $2,053 related to the U.S. Government. No single commercial airline customer is associated with more than 15% of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

The Company has customer financing and commitments to arrange for future financing with Trans World Airlines (TWA) totaling $988. TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred in 1996. Further deterioration of TWA's financial condition could adversely affect the performance of customer financing extended to TWA; however, because of the underlying collateral position held by the Company, possible future nonperformance of financing extended to TWA is not expected to have a material adverse impact on the Company's liquidity or results of operations.

Note 19
-------
Disclosures about Fair Value of Financial Instruments

As of December 31, 1997 and 1996, the carrying amount of accounts receivable was $3,121 and $2,870, and the fair value of accounts receivable was estimated to be $3,033 and $2,798. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 1997 and 1996, the carrying amount of debt, net of capital leases, was $6,354 and $6,946, and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $6,996 and $7,360. The Company's debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1997.


Note 20
-------
Contingencies

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact on the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings exclusive of special charges. Such accruals as of December 31, 1997, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1997, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. Subsequent to an early 1997 stipulation based on the prior orders and findings of the Court in which the parties agreed that plaintiffs were entitled to recover $1,071, the Court has preliminarily determined that the Government is liable for certain adjustments that increase the plaintiffs' possible recovery. A trial to determine the plaintiffs' recovery has now concluded and judgment is expected in the near future. On January 22, 1997, the Court issued an opinion in which it ruled that plaintiffs are entitled to recover interest on that recovery.

Although the Government is expected to appeal the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, could result in pretax income that would more than offset the loss provision established in 1990.

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


Note 21
-------
Segment Information

Information concerning segment information can be found on pages 50, 51 and 52.

                     THE BOEING COMPANY AND SUBSIDIARIES


                    QUARTERLY FINANCIAL DATA (UNAUDITED)


(Dollars in millions except per share data)
                                 1997                           1996
                      --------------------------------------------------------
Quarter               4th     3rd     2nd     1st     4th    3rd    2nd    1st
==============================================================================
Sales and other
 operating
 revenues         $11,727 $11,371 $12,343 $10,359  $9,977 $9,009 $9,420 $7,047

Earnings from
 operations          (891)   (979)    775     740     732    658    809    419

Net earnings         (498)   (696)    476     540     444    466    646    262

Basic earnings
 per share           (.51)   (.72)    .49     .56     .46    .48    .66    .27

Diluted earnings
 per share           (.51)   (.72)    .48     .55     .46    .48    .65    .26
------------------------------------------------------------------------------

Net earnings
 excluding
 ShareValue Trust
 charges in 1997
 and 1996 and
 $1,400 pretax
 special charge
 relating to
 Douglas Products
 Division in 1997     290    (675)    541     476     528    469    646    262

Per diluted share (a) .29    (.67)    .54     .47     .53    .47    .65    .26
------------------------------------------------------------------------------

Cash dividends
 per share            .14     .14     .14     .14     .14    .14    .14    .13
------------------------------------------------------------------------------

Market price:
   High         55.25   60.50   58.00   57.25   53.75   48.00   45.25   44.56
   Low          43.00   51.31   47.00   49.31   45.13   39.94   37.06   37.69
   Quarter end  48.94   54.44   53.06   49.31   53.25   47.25   43.56   43.31
==============================================================================

(a) Per share computation includes outstanding shares held by the ShareValue Trust.

                     THE BOEING COMPANY AND SUBSIDIARIES

                              FIVE-YEAR SUMMARY


(Dollars in millions except per share data)

                                      1997     1996     1995     1994     1993
==============================================================================
Operations
Sales and other operating revenues
  Commercial aircraft              $26,929  $19,916  $17,511  $19,778  $25,120
  Information, space and defense
   systems                          18,125   14,934   14,849   14,676   14,090
  Customer and commercial
   financing, other                    746      603      600      515      501
------------------------------------------------------------------------------
    Total                          $45,800  $35,453  $32,960  $34,969  $39,711
------------------------------------------------------------------------------
Net earnings (loss)                $  (178) $ 1,818  $   (36) $ 1,483  $ 1,640
  Basic earnings per share(a)         (.18)    1.88     (.04)    1.50     1.66
  Diluted earnings per share(a)       (.18)    1.85     (.04)    1.48     1.64
------------------------------------------------------------------------------
Net earnings excluding
  ShareValue Trust and special
   charges                         $   632  $ 1,905  $ 1,479  $ 1,483  $ 1,640
  Diluted earnings per share(b)        .63     1.92     1.49     1.48     1.64
  Percent of sales                     1.4%     5.4%     4.5%     4.2%     4.1%
------------------------------------------------------------------------------
Cash dividends paid                $   557  $   480  $   434  $   395  $   395
  Per share                            .56      .55      .50      .50      .50
------------------------------------------------------------------------------
Other income, principally interest     428      388      280      194      241
------------------------------------------------------------------------------
Research and development expense     1,924    1,633    1,674    2,076    2,077
General and administrative expense   2,187    1,819    1,794    1,776    1,798
------------------------------------------------------------------------------
Additions to plant and equipment,net 1,391      971      747      883    1,349
Depreciation of plant and equipment  1,266    1,132    1,172    1,294    1,211
------------------------------------------------------------------------------
Employee salaries and wages         11,287    9,225    8,688    9,037    9,551
Year-end workforce                 238,000  211,000  169,000  183,000  195,000
==============================================================================

Financial position at December 31
Total assets                       $38,024  $37,880  $31,877  $32,259  $31,199
Working capital                      5,111    7,783    7,490    6,299    5,108
Net plant and equipment              8,391    8,266    7,927    8,399    8,838
------------------------------------------------------------------------------
Cash and short-term investments      5,149    6,352    4,527    3,064    3,194
Total debt                           6,854    7,489    5,401    5,247    5,840
Customer and commercial
 financing assets                    4,600    3,888    4,212    5,408    5,534
------------------------------------------------------------------------------

(Dollars in millions except per share data)

                                      1997     1996     1995     1994     1993
==============================================================================
Shareholders' equity               $12,953  $13,502  $12,527  $13,173  $11,966
  Per share                          13.31    13.96    12.80    13.37    12.12
Common shares outstanding
 (in millions)                       973.5    967.2    978.6    985.3    987.1
==============================================================================

Contractual backlog
  Commercial aircraft             $ 93,788 $ 86,151  $73,715  $68,158  $78,172
  Information, space and
   defense systems                  27,852   28,022   21,773   18,798   18,485
------------------------------------------------------------------------------
    Total                         $121,640 $114,173  $95,488  $86,956  $96,657
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

TRANSFER AGENT, REGISTRAR AND DIVIDEND PAYING AGENT
BankBoston, N.A.

The transfer agent is responsible for shareholder records, issuance of stock certificates, and distribution of dividends and IRS Form 1099. Requests concerning these matters are most efficiently answered by contacting:

BankBoston, N.A.
c/o Boston EquiServe, L.P.
Mail Stop 45-02-64
P.O. Box 8040
Boston, Massachusetts 02266-8040
(781) 575-3400 or (888) 777-0923

Boeing shareholders can obtain answers to frequently asked questions, such as transfer instructions and the terms of the Dividend Reinvestment and Stock Purchase Plan, through Boston EquiServe's home page at http://www.equiserve.com on the World Wide Web.

DUPLICATE SHAREHOLDER ACCOUNTS
Shareholders with duplicate accounts may call BankBoston, N.A. for instructions on consolidating those accounts. The company recommends that registered shareholders always use the same form of their names in all stock transactions to be handled in the same account. Shareholders may also request the Bank to eliminate excess mailings of annual and midyear reports going to shareholders in the same household.

CHANGE OF ADDRESS
For Boeing shareholders of record:

BankBoston, N.A.
Transfer Processing - c/o Boston EquiServe, L.P.
Mail Stop 45-01-20
P.O. Box 8040
Boston, MA 02266-8040
or call (888) 777-0923

ANNUAL MEETING
The annual meeting of Boeing shareholders will be held in the Engineering Campus Auditorium (Bldg. 33) on the corner of Lindbergh and J.S. McDonnell Boulevards, Hazelwood, Missouri, at 10:00 a.m. on Monday, April 27, 1998. Formal notice of the meeting, proxy statement, form of proxy and annual report were mailed to shareholders beginning March 20, 1998.

WRITTEN INQUIRIES MAY BE SENT TO:
(write to the Department and Mail Code)
The Boeing Company
P.O. Box 370
Seattle, Washington  98124-2207

  Shareholder Services
  Mail Code 10-13

  Investor Relations
  Mail Code 10-16

  Data Shipping
  To obtain annual reports, 10-K, 10-Q, proxy statements
  Mail Code 3T-33, or call (425) 393-4964 or (800) 457-7723




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

GENERAL AUDITORS
Deloitte & Touche LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

BOEING ON WORLD WIDE WEB
For more information about Boeing, including an electronic copy of the annual report and the proxy statement, visit our site at http://www.boeing.com on the Web.

EQUAL OPPORTUNITY EMPLOYER
Boeing is an equal opportunity employer and seeks to attract and retain the best-qualified people regardless of race, sex, age, religion, national origin or veteran status.

                              Exhibit (10) (i)
             U.S. $ One Billion Five Hundred Million 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Adiminstrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of
                               December 8, 1997.

                             THE BOEING COMPANY

                   U.S. $ ONE BILLION FIVE HUNDRED MILLION
                                   7-YEAR
                            BANK CREDIT AGREEMENT

                                    among

                             THE BOEING COMPANY
        and the Subsidiaries which are or shall become party hereto, as Borrower

                           THE BANKS PARTY HERETO

                               CITIBANK, N.A.,
                           as Administrative Agent

                                     and

                          THE CHASE MANHATTAN BANK,
                            as Syndication Agent


                        dated as of December 8, 1997



                THIS BANK CREDIT AGREEMENT (the "Agreement") dated as of December 8, 1997, is by and among: THE BOEING COMPANY, a Delaware corporation ("TBC" or the "Company"); the BORROWERS (as defined below); the BANKS (as defined below); CITIBANK, N.A., in its capacity as administrative agent for the Banks (in such capacity, the "Administrative Agent"); and THE CHASE MANHATTAN BANK, in its capacity as syndication agent for the Banks (in such capacity, the "Syndication Agent").

                                  RECITALS

                TBC has requested that the Banks make loans from time to time to TBC and certain of its Subsidiaries in an aggregate principal amount of One Billion Five Hundred Million Dollars ($1,500,000,000). The loans to be provided hereunder are as follows:

                (a) A Advances (as such term and such other terms used in these Recitals without definition are defined in Article I below) to be made by all of the Banks, as a part of A Borrowings, which may be either Base Rate Advances or Eurodollar Rate A Advances; and

		(b)	B Advances, to be made by any of the Banks in their sole
discretion, as a part of B Borrowings, which may be either Fixed Rate
Advances or Eurodollar Rate B Advances.

		The Banks are willing to provide such Advances on the terms and conditions set forth in this Agreement, including subject to the condition precedent that TBC, in its capacity as the direct or indirect parent corporation of all of the other Borrowers, guarantee all of the obligations of such Subsidiaries under this Agreement prior to any Advances being made to any such Subsidiaries.

                The parties hereto agree as follows:

	ARTICLE 1

        Definitions

		Section 1.01. Definitions. As used in this Agreement, the following terms shall have the meanings set out respectively after each:

                "A Advance"--An advance made by a Bank to a Borrower as part of an A Borrowing and refers to a Base Rate Advance or a Eurodollar Rate A Advance, each of which shall be a "Type" of A Advance.

                "A Borrowing"--A borrowing consisting of simultaneous A Advances of the same Type made by each of the Banks pursuant to Section 2.01.

                "A Note"--A promissory note of a Borrower payable to the order of any Bank, in substantially the form of Exhibit A-1 or A-2 hereto, evidencing the indebtedness of that Borrower to such Bank resulting from the aggregate of all Base Rate Advances and the aggregate of all Eurodollar Rate A Advances, respectively, made by such Bank to that Borrower.

		"Administrative Agent"--Citibank, N.A. acting in its capacity as administrative agent for the Banks, or any successor Administrative Agent appointed pursuant to Section 7.06.

                "Administrative Agent's Account"--The account of the Administrative Agent maintained by the Administrative Agent with Citibank, N.A., at its office at 2 Pennsway, Corporate Commons, Suite 200, New Castle, Delaware 19720, Account No. 36852248, Attention: Jay Moffitt.

		"Advance"--An A Advance or a B Advance.

		"Agent"--Individually and collectively, as the context shall require, the Administrative Agent and the Syndication Agent.


PAGE ()
		"Agreement"--This agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

                "Applicable Lending Office"--With respect to each Bank, such Bank's Domestic Lending Office in the case of a Base Rate Advance, and such Bank's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Bank notified by such Bank to the Administrative Agent as its Applicable Lending Office with respect to such B Advance.

		"Applicable Margin"--Means

		with respect to Base Rate Advances, 0% per annum;

                with respect to Eurodollar Rate Advances, a fluctuating per annum amount, equal at any time to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

  =========================================================================
  ||     Public Debt Rating                      |    Applicable Margin  ||
  ||     S&P/Moody's                             |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level I                                 |                 0.09% ||
  ||     A by S&P or A2 by Moody's or above      |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level II                                |                 0.13% ||
  ||     Less than level I but at least A-       |                       ||
  ||     by S&P or A3 by Moody's                 |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level III                               |                 0.17% ||
  ||     less than level II at least BBB+        |                       ||
  ||     by S&P or Baa1 by Moody's               |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level IV                                |                 0.25% ||
  ||     less than level III                     |                       ||
  =========================================================================



provided, however, that in the event and during the continuance of an Event of Default which is described in Section 6.01(a), the Applicable Margin shall immediately increase by 1.0% above the Applicable Margin then in effect, and, in the case of a Eurodollar Rate Advance, such Advance shall automatically convert to a Base Rate Advance at the end of the Interest Period then in effect for such Eurodollar Rate Advance. If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Banks, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between TBC and the Administrative Agent, and TBC and the Administrative Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the Applicable Margin thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (B) otherwise, the Applicable Margin as set forth under Level IV above.

		"Available Commitment"--As of any date of determination (a) the aggregate Commitments of the Banks, as such amount may be reduced, changed or terminated in accordance with the terms of this Agreement, reduced by (b) the aggregate Advances outstanding on such date of determination.

		"B Advance"--An advance by a Bank to a Borrower as part of a B Borrowing resulting from the auction bidding procedure described in Section
2.05 and refers to a Fixed Rate Advance or a Eurodollar Rate B Advance, each of which shall be a "Type" of B Advance.

		"B Borrowing"--A borrowing consisting of simultaneous B Advances from each of the Banks whose offer to make one or more B Advances as part of such borrowing has been accepted by a Borrower under the auction bidding procedure described in Section 2.05.

                "B Note"--A Promissory note of a Borrower payable to the order of any Bank, in substantially the form of Exhibit A-3 or A-4 hereto, evidencing the indebtedness of that Borrower to such Bank resulting from the aggregate of all Fixed Rate Advances and the aggregate of all Eurodollar Rate B Advances, respectively, made by such Bank to such Borrower.

		"B Reduction"--As defined in Section 2.01.

		"Bank"--Subject to the provisions of Section 2.18, any of the banking institutions that is a signatory hereto or that, pursuant to Section 2.13, 2.17 or 2.18 shall become a "Bank" hereunder.

                "Base Rate"--The rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as Citibank's base rate.
                "Base Rate Advance"--An A Advance which bears interest at the Base Rate.

		"Base Rate A Note"--An A Note evidencing Base Rate Advances.

		"BCSC"--Boeing Capital Services Corp., a Delaware corporation

		"BFC"--Boeing Financial Corporation, a Delaware corporation.

		"Borrower"--Individually and collectively, as the context shall require, TBC and each Subsidiary Borrower (unless and until it becomes a "Terminated Subsidiary Borrower" pursuant to Section 2.20).

		"Borrower Subsidiary Letter"--With respect to any Subsidiary Borrower, a letter in the form of Exhibit D hereto, signed by such Subsidiary Borrower and TBC.

		"Borrowing"--An A Borrowing or a B Borrowing.

                "Business Day"--A day of the year on which banks are not required or authorized to close in New York City, and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

                "Commitment"--For each Bank, the full amount set forth opposite the name of such Bank in Schedule I attached hereto, or, if such Bank is a Replacement Bank or a Bank that has entered into one or more assignments pursuant to Section 2.18 or Section 2.19, the amount set forth for such Bank in the Register maintained by the Administrative Agent pursuant to Section 2.18(b), as such amount may be reduced pursuant to Section 2.03, Section 2.08 or Section 2.17 or increased pursuant to Section 2.17.

		"Company"--The Boeing Company, a Delaware corporation (usually referred to herein as "TBC").

		"Consolidated"--Indicating, as to any accounting concept or statement, the consolidation of such concept or statement with the same concepts or statements of all other members of a class made up of TBC and the Subsidiaries.

		"Convert," "Conversion" and "Converted"--Each refers to a conversion of A Advances of one Type into A Advances of another Type pursuant to Section 2.10, 2.11 or 2.14.

		"Debt "--(i) indebtedness for borrowed money or for the deferred purchase price of property or services; (ii) the financial obligations evidenced by bonds, debentures, notes or other similar instruments, (iii) financial obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; and (iv) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or financial obligations of others of the kind referred to in clauses (i) through (iii) above.

                "Domestic Lending Office"--With respect to any Bank, the office of such Bank specified as its "Domestic Lending Office" opposite its name on
Schedule I hereto, or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Borrowers and the Administrative Agent.

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

		"Eurodollar A Note"--An A Note evidencing Eurodollar Rate A
Advances.

		"Eurodollar B Note"--A B Note evidencing Eurodollar Rate B
Advances.

                "Eurodollar Lending Office"--With respect to any Bank, the office of such Bank specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto (or, if no such office is specified, its Domestic Lending Office), or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Borrowers and the Administrative Agent.

                "Eurodollar Rate"--For any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing, and for the relevant period specified in the applicable Notice of B Borrowing for each Eurodollar Rate B Advance, an interest rate per annum equal to the offered rate for deposits in U.S. dollars for a period substantially equal to the relevant Interest Period (if an A Advance) or the relevant period specified in the applicable Notice of B Borrowing (if a B Advance), appearing on Telerate Page 3750 (or, if unavailable for any reason by Telerate, then by reference to Reuters Screen) as of 11:00 a.m. (London time) two business days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing; provided, that if the foregoing rate is unavailable from Telerate or the Reuters Screen for any reason, then such rate shall be an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks to prime banks in the London interbank market at 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing (i) in an amount, for such Eurodollar A

Advance, substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such A Borrowing and for a period equal to such Interest Period or, (ii) in an amount, for such Eurodollar Rate B Advance, substantially equal to the amount of the Eurodollar Rate B Borrowing which includes such B Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of B Borrowing. The Eurodollar Rate for any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing and for the relevant period specified in a Notice of B Borrowing for each Eurodollar Rate B Advance shall be determined by the Administrative Agent on the basis of applicable rates furnished to and received by the Administrative Agent from the Reference Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

		"Eurodollar Rate Advance"--An A Advance (a "Eurodollar Rate A Advance") or a B Advance (a "Eurodollar Rate B Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of an A Advance or as offered by a Bank and accepted by a Borrower in the case of a B Advance) over the Eurodollar Rate.

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

		"Facility Fee"--As defined in Section 2.06.

                "Federal Funds Rate"--For any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

		"Fixed Rate Advance"--An Advance made by a Bank to a Borrower as part of a Fixed Rate Borrowing.

		"Fixed Rate Borrowing"--As defined in Section 2.05(a)(i).

		"Guaranty"--Each Guaranty Agreement, dated as of even date herewith, executed by TBC in favor of the Administrative Agent and the Banks, unconditionally guaranteeing the payment of all obligations of a Subsidiary Borrower hereunder and under the Notes executed or to be executed by them.

		"Interest Period"--For each Eurodollar Rate A Advance comprising part of the same Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such a Eurodollar Rate A Advance and ending on the last day of the period selected by a Borrower pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three, or six months (or nine months, with the consent of all Banks funding those particular Advances), as a Borrower may, upon notice received by the Administrative Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest Period, select, provided, however, that:

		(i) 	no Interest Period shall end on a date later than the
Termination Date;

                (ii) Interest Periods commencing on the same date for A Advances comprising part of the same A Borrowing shall be of the same duration; and

		(iii) 	whenever the last day of any Interest Period would
otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding
Business Day, provided that if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of the Interest Period shall occur on the next preceding
Business Day.

		"Majority Banks"--Banks holding greater than 50% of the then aggregate unpaid principal amount of the A Notes held by Banks, or, if no such principal amount is then outstanding, Banks having greater than 50% of the Commitments (provided that, for purposes hereof, none of the Borrowers, and none of their affiliates, if a Bank, shall be included in (i) the Banks holding such amount of the A Advances or having such amount of the Commitments or (ii) determining the aggregate unpaid principal amount of the A Advances or the total Commitments).

		"Moody's"--Moody's Investor Services, Inc.

		"Note"--An A Note or a B Note.

		"Notice of A Borrowing"--As defined in Section 2.02(a).

		"Notice of B Borrowing"--As defined in Section 2.05(a)(i).

		"Notice of Borrowing"--A Notice of A Borrowing or a Notice of B
Borrowing.

		"Person"--An individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

                "Property, Plant and Equipment"--Any item of real property, or any interest therein, buildings, improvements and machinery.

		"Reference Banks"--The Chase Manhattan Bank, Citibank, N.A., BankBoston, N.A., Bank of New York, and National Westminster Bank plc.

		"Register"--As defined in Section 2.18.

		"Required Assignment"--As defined in Section 2.18.

                "Request for Alteration"--A document substantially in the form of Exhibit C hereto, duly executed by TBC, pursuant to the provisions of Section 2.17.

		"S&P"--Standard & Poor's Corporation.

                "Subsidiary"--Any corporation in which more than 50% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

		"Subsidiary Borrower"--Individually and collectively, as the context shall require, each Subsidiary other than BFC and BCSC in which 100% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries, that is or shall become a "Borrower" hereunder in accordance with Section 2.20; in each case, unless and until it becomes a "Terminated Subsidiary Borrower."

		"Syndication Agent"--The Chase Manhattan Bank, acting in its capacity as syndication agent for the Banks.

		"TBC"--The Boeing Company, a Delaware corporation.

                "Terminated Subsidiary Borrower"--Individually and collectively, as the context shall required, a Subsidiary Borrower who has ceased to be a "Borrower" for purposes of this Agreement in accordance with Section 2.20.

                "Termination Date"--The earlier to occur of (i) September 30, 2004 and (ii) the date of termination in whole of the Commitments pursuant to
Section 2.08 or Section 6.01.

                "Voting Stock"--All the issued and outstanding capital stock of any corporation having general voting power under ordinary circumstances to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

                Section 1.02. Use of Defined Terms. Any defined term used in the plural preceded by the definite article shall be taken to encompass all members of the relevant class. Any defined term used in the singular preceded by "any" shall be taken to indicate any number of the members of the relevant class.

                Section 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied.

	ARTICLE 2

	Amounts and Terms of the Advances

                Section 2.01. The A Advances. Each Bank severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Borrowers from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Bank's Commitment, provided that the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"). Each A Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof (or, if less, an aggregate amount equal to the difference between the aggregate amount of a proposed B Borrowing requested by a Borrower and the aggregate amount of B Advances offered to be made by the Banks and accepted by the Borrower in respect of such B Borrowing, if notice of such A Borrowing is given by the Borrower within two Business Days of the date of such B Borrowing) and shall consist of A Advances of the same Type made on the same day by the Banks ratably according to their respective Commitments. Within the limits of each Bank's Commitment, the Borrowers may from time to time borrow, prepay pursuant to Section 2.12, and reborrow under this Section 2.01.

                Section 2.02. Making the A Advances . (a) Each A Borrowing shall be made on notice, given by a Borrower to the Administrative Agent not later than 11:00 a.m. (New York City time) on the day of the proposed A Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed A Borrowing in the case of a Eurodollar Rate Borrowing. The Administrative Agent thereupon shall give to each Bank prompt notice thereof by telecopier, telex or cable. Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately in writing, in substantially the form of Exhibit B-l hereto, specifying therein the requested (i) date of such A Borrowing, (ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an A Borrowing comprised of Eurodollar Rate Advances, initial Interest Period for each such A Advance. Every Notice of A Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed A Borrowing. Each Bank shall, before 1:00 p.m. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Administrative Agent at the Administrative Agent's Account, in same day funds, such Bank's ratable portion of such A Borrowing. After the Administrative Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Administrative Agent will make such funds available to the Borrower at the Administrative Agent's aforesaid address.

                (b) Each Notice of A Borrowing shall be irrevocable and binding. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Borrower requesting such A Borrowing shall indemnify each Bank against any loss, cost or expense incurred by such Bank on account of any failure to fulfill on or before the date specified for such A Borrowing in such Notice of A Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund the A Advance to be made by such Bank as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date.

                (c) Unless the Administrative Agent shall have received notice from a Bank prior to 1:00 p.m. (New York City time) on the day of any A Borrowing that such Bank will not make available to the Administrative Agent such Bank's ratable portion of such A Borrowing, the Administrative Agent may assume that such Bank has made such portion available to the Administrative Agent on the date of such A Borrowing in accordance with subsection (a) of this
Section 2.02 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount.
 If and to the extent that such Bank shall not have so made such ratable portion available to the Administrative Agent, such Bank and such Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of a Borrower, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Bank, the Federal Funds Rate. If such Bank shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute such Bank's A Advance as part of such A Borrowing for purposes of this Agreement.

                (d) The failure of any Bank to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Bank shall be responsible for the failure of any other Bank to make the A Advance to be made by such other Bank on the date of any A Borrowing.

                Section 2.03. Repayment of A Advances . Each Borrower shall repay to the Administrative Agent for the ratable account of the Banks on the Termination Date the aggregate principal amount of the A Advances then outstanding in respect of each Borrower.

		Section 2.04. Interest Rate on A Advances. The Borrowers shall pay interest on the unpaid principal amount of each A Advance made by each Bank from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum: (i) during each period in which such A Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time, plus the Applicable Margin, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, or, if the Conversion option described in Section
2.03 is exercised, the Maturity Date, and (ii) during each period in which such A Advance is a Eurodollar Rate A Advance, at a rate per annum equal at all times during each relevant Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of each such Interest Period, and on the date such A Advance is Converted or paid in full.

		Section 2.05. The B Advances. (a) Each Bank severally agrees that the Borrowers may make B Borrowings under this Section 2.05 from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each B Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Banks. As provided in Section 2.01 above, the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments; provided, however, that any Bank's B Advances shall not otherwise reduce that Bank's obligation to lend its pro rata share of the remaining Available Commitment.

                (i)     Any Borrower may request a B Borrowing under this
Section 2.05 by delivering to the Administrative Agent, by telecopier, telex or cable, confirmed immediately in writing, a notice of a B Borrowing (a
"Notice of B Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B
Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be later than 5 Business Days prior to the Termination Date, but may otherwise be 7 days or more from the date of such B Advance if the Borrower shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Banks shall be fixed rates per annum (a "Fixed Rate Borrowing"), and either 1, 2, 3, 6 or 9 months from the date of such B Borrowing if the Borrower shall specify in the Notice of B Borrowing that such B Borrowing is to be a Borrowing consisting of Eurodollar Rate B Advances (a
"Eurodollar Rate B Borrowing")), the interest payment date or dates relating thereto, and any other terms to be applicable to such B
Borrowing, not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed B Borrowing if the Borrower shall specify in the Notice of B Borrowing that such B Borrowing is to be a Fixed Rate Borrowing, and (B) at least four Business Days prior to the date of the proposed B Borrowing, if the Borrower shall instead specify in the Notice of B Borrowing that such B Borrowing is to be a Eurodollar Rate B Borrowing. Every Notice of B Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed B Borrowing. The Administrative Agent shall in turn promptly notify each Bank of each request for a B Borrowing received by it from the Company by sending such Bank a copy of the related Notice of B Borrowing.

                (ii) Each Bank may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B Advances to a Borrower as part of such proposed B Borrowing at a rate or rates of interest specified by such Bank in its sole discretion (such rate of interest to be a fixed rate if the Borrower requested Fixed Rate Advances, or a margin over the Eurodollar Rate if the Borrower requested Eurodollar Rate
B Advances), by notifying the Administrative Agent (which shall give prompt notice thereof to the Company and such Borrower), before 10:00 a.m. (New York City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, of the minimum amount and maximum amount of each B Advance which such Bank would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.05(a), exceed such Bank's Commitment), the rate or rates of interest therefor (specified as stated in this paragraph (ii)) and such Bank's Applicable
Lending Office with respect to such B Advance; provided that if the Administrative Agent in its capacity as a Bank shall, in its sole discretion, elect to make any such offer, it shall notify such Borrower and the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Administrative Agent by the other Banks. If, by 10:00 a.m. (New York
City time) on the date on which notice of a Bank's election under this
Section 2.05(a)(ii) is to be made, the Administrative Agent fails to receive, at its address referred to in Section 8.02, the notice from a Bank provided for in this Section 2.05(a)(ii), the Administrative Agent may conclusively presume that such Bank has elected not to offer to make any B Advances to such Borrower with respect to the related Notice of B Borrowing.

                (iii) Such Borrower shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above, and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, either:

                        (x) cancel such B Borrowing by giving the Administrative Agent notice to that effect, or

                        (y) accept one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(ii), in its sole discretion, by giving notice to the Administrative Agent of the amount of each B
Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Administrative Agent on behalf of such Bank for such B Advance pursuant to Section 2.05(a)(ii) above) to be made by each Bank as part of such B Borrowing, and reject any remaining offers made by Banks pursuant to Section 2.05(a)(ii) above by giving the Administrative Agent notice to that effect; provided that offers will be accepted, if at all, in order of lowest to highest interest rates, and, if two or more Banks bid at same rate, the B Borrowing will be allocated among such Banks in proportion to the amount bid by each such Bank.

                (iv) If the Borrower notifies the Administrative Agent that such B Borrowing is canceled pursuant to Section 2.05(a)(iii)(x) above, the Administrative Agent shall give prompt notice thereof to the Banks and such B Borrowing shall not be made.

                (v) If the Borrower accepts one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(iii)(y) above, the Administrative Agent shall in turn promptly (A) notify each Bank that has made an offer as described in Section 2.05(a)(ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Bank pursuant to Section 2.05(a)(ii) above have been accepted by the Borrower , (B) notify each Bank that is to make a B
Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Bank as part of such B Borrowing, and (C) upon satisfaction of the conditions set forth in 5.03 or 5.06, as applicable, notify each Bank that is to make a B Advance as part of such B Borrowing that the applicable conditions set forth in Article 5 appear to have been satisfied. Each Bank that is to make a B Advance as part of such B
Borrowing shall, before 1:00 p.m. (New York City time) on the date of such B Borrowing specified in the notice received from the Administrative Agent pursuant to clause (A) of the preceding sentence and when such Bank shall have received notice from the Administrative Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Administrative Agent at the Administrative Agent's Account such Bank's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article 5 and after receipt by the Administrative Agent of such funds, the Administrative Agent will make such funds available to the Company at the Administrative Agent's Account. Promptly after each B Borrowing the Administrative Agent will notify each Bank of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

                (b) Each Notice of B Borrowing shall request an aggregate amount of B Advances not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof provided that the Borrowers may accept offers aggregating less than $10,000,000 and offers which are not an integral multiple of $1,000,000 and provided further that following the making of each B Borrowing, the Borrowers shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above. Within the limits and on the conditions set forth in this Section 2.05, the Borrowers may from time to time borrow under this Section 2.05, repay or prepay pursuant to
Section 2.05(c), and reborrow under this Section 2.05, provided that a B Borrowing shall not be made within three Business Days of the date of any other B Borrowing.

                (c) On the maturity date of each B Advance (such maturity date being that specified by the Borrower for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i)) the Borrower shall repay to the Administrative Agent for the account of the Bank which has made such B Advance the then unpaid principal amount of such B Advance. The Borrowers shall have no right to prepay any principal amount of any B Advance.

		(d)	The Borrowers shall pay interest on the unpaid principal
amount of each B Advance, from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the fixed rate of interest for such B Advance (in the case of a Fixed Rate B Advance) specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above or (in the case of a Eurodollar Rate B Advance) the margin specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above plus the Eurodollar Rate determined with respect to such B Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Borrowers for such B Advance in the related Notice of B Borrowing delivered pursuant to
Section 2.05(a)(i) above.

		(e)	The indebtedness of each Borrower resulting from all B
Advances made by a Bank shall be evidenced by a single B Note made by such Borrower and payable to the order of such Bank covering all Fixed Rate Advances, and a single B Note made by such Borrower and payable to the order of such Bank covering all Eurodollar B Advances, made by such Bank to such Borrower.

		(f)	Any Bank may, without the prior written consent of the
Borrowers , sell or assign all or any part of such Bank's rights in any or all of the B Advances made by such Bank or the B Notes in connection with such B Advances as a participation, provided, however, that (i) any such sale or assignment shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the selling or assigning Bank shall otherwise comply with all federal and state securities laws applicable to such transaction; (ii) no purchaser or assignee in such a transaction shall thereby become a "Bank" for any purpose under this Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, and (v) the Borrowers, the Administrative Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

		Section 2.06. Fees . TBC agrees to pay to the Administrative Agent for the account of each Bank a facility fee ("Facility Fee") on such Bank's Commitment, without regard to usage. Such fee shall be payable for the periods from the date hereof in the case of each Bank named in Schedule I attached hereto, and from the effective date on which any other Bank becomes a party hereto, until the Termination Date at the rate per annum set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

  =========================================================================
  ||     Public Debt Rating                      |                       ||
  ||     S&P/Moody's                             |      Facility Fee     ||
  ||---------------------------------------------|-----------------------||
  ||     Level I                                 |                       ||
  ||     A by S&P or A2 by Moody's or above      |                 0.06% ||
  ||---------------------------------------------|-----------------------||
  ||     Level II                                |                       ||
  ||     Less than level I or at least A-        |                 0.07% ||
  ||     by S&P or A3 by Moody's                 |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level III                               |                       ||
  ||     less than level II or at least BBB+     |                       ||
  ||     by S&P or Baa1 by Moody's               |                 0.08% ||
  ||---------------------------------------------|-----------------------||
  ||     Level IV                                |                       ||
  ||     less than level III                     |                0.125% ||
  =========================================================================

If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Banks, the fees during the thirty days following such ratings becoming unavailable shall be those in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between TBC and the Administrative Agent, and TBC and the Administrative Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the fees thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the fees in effect immediately prior to such cessation or (B) otherwise, the fees as set forth under Level IV above. Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement and on either the Termination Date. The Facility Fee shall be calculated based on a 360-day year. The amount of the Facility Fee payable on January 1, 1998 and on either the Termination Date or the date that the Conversion takes effect, as applicable, shall be prorated based on the actual number of days elapsed either since the date hereof (in the case of January 1, 1998 payment) or since the date on which the last payment in respect of the Facility Fee was made.

		Section 2.07.  [intentionally omitted] .
		Section 2.08. Reduction of the Commitments. TBC shall have the right, upon at least 3 Business Days' notice to the Administrative Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments of the Banks, provided that each partial reduction shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and provided further that the aggregate amount of the Commitments of the Banks shall not be reduced to an amount which is less than the aggregate principal amount of the B Advances then outstanding.

                Section 2.09. Additional Interest on Eurodollar Rate A Advances. The Borrowers shall pay to each Bank, so long as such Bank shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate A Advance of such Bank, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for the Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Bank for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Bank and notified to the Borrowers through the Administrative Agent.

		Section 2.10.  Eurodollar Interest Rate Determination.
                (a) The Administrative Agent shall determine each Eurodollar Rate by using the methods described in the definition of the term "Eurodollar Rate," and shall give prompt notice to the Borrowers and the Banks of each such Eurodollar Rate.

		(b)	In the event the rate cannot be determined by the first
method described in the definition of "Eurodollar Rate," each Reference Bank agrees to furnish to the Administrative Agent timely information for the purpose of determining each such Eurodollar Rate in accordance with the second method described therein. If any one or more of the Reference Banks shall not furnish such timely information to the Administrative Agent for the purpose of determining any such interest rate, the Administrative Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. In the event the rate cannot be determined by the either of the methods described in the definition of "Eurodollar Rate," then:


                (i) the Administrative Agent shall forthwith notify the Borrowers and the Banks that the interest rate cannot be determined for such Eurodollar Rate Advances,

                (ii) each such Advance, if an A Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if the Borrower was attempting to Convert a Base
Rate Advance into a Eurodollar Rate A Advance, such Advance will continue as a Base Rate Advance), and

		(iii) 	the obligation of the Banks to make Eurodollar Rate B
Advances, or to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Administrative Agent shall notify the Borrowers and the Banks that the circumstances causing such suspension no longer exist.

		(c)	If, with respect to any Eurodollar Rate A Advances, the
Majority Banks notify the Administrative Agent that the Eurodollar Rate for any Interest Period for such A Advances will not adequately reflect the cost to such Majority Banks of making, funding or maintaining their respective Eurodollar Rate A Advances for such Interest Period, the Administrative Agent shall forthwith so notify the Borrowers and the Banks, whereupon

                (i) each Eurodollar Rate A Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

                (ii) the obligation of the Banks to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Administrative Agent shall notify the Borrowers and such Banks that the circumstances causing such suspension no longer exist.

		(d)	If a Borrower shall fail to select the duration of any
Interest Period for any Eurodollar Rate A Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Administrative Agent will forthwith so notify the Borrower and the Banks and such A Advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

		Section 2.11. Voluntary Conversion of A Advances. Any Borrower may on any Business Day, upon notice given to the Administrative Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections
2.10 and 2.14, Convert all A Advances of one Type comprising the same A Borrowing into Advances of another Type; provided, however, that any Conversion of any Eurodollar Rate A Advances into Base Rate Advances shall be made on, and only on, the last day of an Interest Period for such Eurodollar Rate A
Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate A Advances, the duration of the Interest Period for each such A Advance.

                Section 2.12. Prepayments. Any Borrower shall have the right at any time and from time to time, upon prior written notice from the Borrower to the Administrative Agent, to prepay its outstanding principal obligations evidenced by its A Notes in whole or ratably (except as provided in Section
2.14 or 2.17) in part and may be obligated to make certain prepayments of obligations evidenced by one or more A Notes subject to and in accordance with the following (provided that every notice of prepayment given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that prepayment):

                (a) With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty, upon notice given to the Administrative Agent, and shall be made not later than 11:00 a.m. (New York City time) on the date of such prepayment. The Borrower shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Base Rate Advances then outstanding for that Borrower.

                (b) With respect to Eurodollar Rate A Borrowings, such prepayment shall be made on at least 3 Business Days' prior written notice. The Borrower shall designate in such notice the amount and date of such prepayment and the Eurodollar Rate A Borrowings against which each portion of each prepayment shall be applied, which portion shall be ratable as among the Banks. The minimum amount of Eurodollar Rate A Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Eurodollar Rate A Advances then outstanding for that Borrower. The Borrower shall, on the date of the prepayment, pay to the Administrative Agent for the account of each Bank interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Bank for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Bank as a result of such prepayment, provided that such Bank shall exercise reasonable efforts to minimize any such losses, costs and expenses.

                (c) If due to any prepayment pursuant to Section 2.14 or to the acceleration of any of the A Notes pursuant to Section 6.01 or otherwise, any Bank receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate A Advance on any day other than the last day of an Interest Period with respect to such A Advance, the Borrowers will pay to the Administrative Agent for the account of such Bank any amounts which may be payable to such Bank by the Borrower by reason of payment on such day as provided in Section 2.12(b).

                Section 2.13. Increases in Costs. (a) If, due to either (1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or increase of reserve requirements referred to in Section 2.09) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after December 8, 1997 or (2) the compliance with any request from or by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the costs incurred by any Bank in agreeing to make or making, funding or maintaining any Eurodollar Rate A Advance then or at any time thereafter outstanding, then the Borrowers shall from time to time, upon demand of such Bank (with a copy of such demand to the Administrative Agent), pay to the Administrative Agent for the account of such Bank such amounts as shall be required to compensate such Bank for such increased cost, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost. A certificate as to the amount of such increase in costs, submitted to the Borrowers and the Administrative Agent by such Bank, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

		(b)	If any Bank determines that compliance with any law or
regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after December 8, 1997 affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and that the amount of such capital is increased by or based upon the existence of such Bank's commitment to lend hereunder and other commitments of this type, then, upon demand by such Bank (with a copy of such demand to the Administrative Agent), the Borrowers shall immediately pay to the Administrative Agent for the account of such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank in the light of such circumstances, to the extent that such Bank reasonably determines such increase in capital to be allocable to the existence of such Bank's commitment to lend hereunder, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Borrowers hereunder. A certificate as to such amounts submitted to the Borrowers and the Administrative Agent by such Bank, shall be conclusive and binding for all purposes, absent manifest error.

                (c) (1) Any and all payments by any Borrower hereunder or under the Notes shall be made, in accordance with Section 2.15, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deduction, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Bank and the Administrative Agent, taxes that are imposed on its overall net income by the United States and taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction under the laws of which such Bank or the Administrative Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Bank, taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction of such Bank's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes being hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect to any sum payable hereunder or under any Note to any Bank or the Administrative
Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.13(c)) such Bank or the Administrative Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

                (2) In addition, each Borrower shall pay any present or future stamp, documentary, excise, property or similar taxes, charges, or levies that arise from any payment made hereunder or under the Notes or from the execution, delivery or registration of, performing under, or otherwise with respect to, this Agreement or the Notes (hereinafter referred to as "Other Taxes").

		(3)	Each Borrower shall indemnify each Bank and the
Administrative Agent for and hold it harmless against the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.13(c), imposed on or paid by such Bank or the Administrative Agent (as the case may be) and any liability ( including penalties, additions to tax, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Bank or the Administrative Agent (as the case may be) makes written demand therefor.

                (4) Within 30 days after the date of any payment of Taxes, the Borrower which paid such Taxes shall furnish to the Administrative Agent, at its address referred to in Section 8.02, the original or a certified copy of a receipt evidencing such payment. In the case of any payment hereunder or under the Notes by or on behalf of any Borrower through an account or branch outside the United States or by or on behalf of any Borrower by a payor that is not a United States person, if the Borrower determines that no taxes are payable in respect thereof, such Borrower shall furnish, or shall cause such payor to furnish, to the Administrative Agent, at such address, an opinion of counsel acceptable to the Administrative Agent stating that such payment is exempt from Taxes. For purposes of this subsection (4) and subsection (5), the terms "United States" and "United States person" shall have the meanings specified in
Section 7701 of the Internal Revenue Code.

                (5) Each Bank organized under the laws of a jurisdiction outside the United States shall, on or prior to the date of its execution and delivery of this Agreement (in the case of each Bank listed in Schedule I attached hereto), and from the date on which any other Bank becomes party hereto (in the case of each other Bank), and from time to time thereafter as requested in writing by TBC (but only so long thereafter as such Bank remains lawfully able to do so), provide each of the Administrative Agent and TBC with two original Internal Revenue Service forms 1001 or 4224, as appropriate, or any successor of other form prescribed by the Internal Revenue Service, certifying that such Bank is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes. If the forms provided by a Bank at the time such Bank first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Bank provides the appropriate form certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered excluded from Taxes for periods governed by such form; provided, however, that, if at the date on which a Bank becomes a party to this Agreement, the Bank assignor was entitled to payments under subsection (1) above in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Bank assignee on such date. If any form or document referred to in this subsection (5) requires the disclosure of information, other than information necessary to compute the tax payable and information required on the date hereof by Internal Revenue Service form 1001 or 4224, that the Bank reasonably considers to be confidential, the Bank shall give notice thereof to the Borrower and shall not be obligated to include in such form or document confidential information.

                (6) For any period with respect to which any Bank has failed to provide TBC with the appropriate form described in subsection (5) above (other than if such failure is due to a change in law occurring after the date on which a form originally was required to be provided or if such form otherwise is not required under subsection (5) above), such Bank shall not be entitled to indemnification under subsection (1) or (3) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Bank become subject to Taxes because of its failure to deliver a form required hereunder, TBC shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.

                (d) Upon receipt of notice from any Bank claiming compensation pursuant to this Section 2.13 and as long as no Event of Default and no event which with notice or lapse of time or both would constitute an Event of Default shall have occurred and be continuing, TBC shall have the right, on or before the 30th day after the date of receipt of such notice, (i) to arrange for one or more Banks or other commercial banks to assume the Commitment of such Bank; subject, however, to payment to Administrative Agent by assignor or assignee of a processing and recording fee of $3,500, in the event the replacement bank is not a Bank; or (ii) to arrange for the Commitment of such Bank to be terminated and all A Advances owed to such Bank to be prepaid; and, in either case, subject to payment in full of all principal, accrued and unpaid interest, fees and other amounts payable under this Agreement and then owing to such Bank immediately prior to the assignment or termination of the Commitment of such Bank.

		Section 2.14. Illegality. If there is any introduction of, or change in, or in the interpretation of, any law or regulation, which in the opinion of counsel for the Administrative Agent in the relevant jurisdiction shall make it unlawful, or if any central bank or other governmental authority shall assert that it is unlawful, for any Bank to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations with respect to Eurodollar Rate Advances as provided hereunder, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority and notice given to the Borrowers (accompanied by such opinion, if applicable) by the Administrative Agent, the Borrowers shall forthwith either
(1) prepay in full all Eurodollar Rate A Advances made by such Bank as a part of Eurodollar Rate A Borrowings, with accrued interest thereon and all other amounts which may be payable to such Bank by the Borrowers as provided in
Section 2.12(b) or (2) Convert all such Eurodollar Rate A Advances made by such Bank into A Borrowings of another Type as provided in Section 2.11. Upon such demand or such notice of prepayment or Conversion, the obligation of such Bank to make or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until such time as the event giving rise to such prepayment or Conversion shall no longer apply, at which time the Commitment of such Bank to make A Advances for the funding of, or Conversion to, Eurodollar Rate A Borrowings shall be reinstated, subject to its then available Commitment.

		Section 2.15.  Payments and Computations .
                    (a) The Borrowers shall make each payment hereunder and under the Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Administrative Agent at the Agent's Account in same day funds. The Administrative Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.05, 2.09, 2.13, 2.14, or 2.17) to the Banks for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Bank to such Bank for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. From and after the effective date of an assignment pursuant to Section 2.18, the Administrative Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Bank assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.

                (b) All computations of interest based on the Base Rate shall be made by the Administrative Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate or the Federal Funds Rate and of Facility Fees shall be made by the Administrative Agent, and all computations of interest pursuant to Section
2.09 shall be made by a Bank, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Administrative Agent (or, in the case of Section 2.09, by a Bank) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

                (c) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

                (d) Unless the Administrative Agent shall have received notice from a Borrower prior to the date on which any payment is due to the Banks hereunder that such Borrower will not make such payment in full, the Administrative Agent may assume that the Borrower has made such payment in full to the Administrative Agent on such date and the Administrative Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that such Borrower shall not have so made such payment in full to the Administrative Agent, each Bank shall repay to the Administrative Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Administrative Agent, at the Federal Funds Rate.

                Section 2.16. Sharing of Payments, Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Sections 2.09, 2.13, 2.14 or 2.17), in excess of its ratable share of payments on account of the A Advances obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the A Advances made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (i) the amount of such Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Borrowers agree that any Bank so purchasing a participation from another Bank pursuant to this Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were creditor of the Borrowers in the amount of such participation.

                Section 2.17. Alteration of Commitments and Addition of Banks. By a written agreement executed only by TBC, the Administrative Agent and the Bank or bank affected:

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

                The Administrative Agent may execute any such agreement without the prior consent of any Bank (other than the Bank or bank affected), except that if at the time the Administrative Agent proposes to execute such agreement either (A) TBC's long-term senior unsecured debt is rated lower than BBB by S&P or lower than Baa2 by Moody's or (B) an Event of Default, or an event which with notice or lapse of time or both would constitute an Event of Default, shall have occurred and be continuing, then the Administrative Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Banks and provided that the Administrative Agent shall not execute any such agreement without the prior written consent of the Majority Banks if such agreement would increase the total of the Commitments to an amount in excess of $1,500,000,000. The Administrative Agent shall give each Bank prompt notice of any such agreement becoming effective. All requests for Bank consent under the provisions of this Section 2.17 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in Exhibit C. On the Effective Date on which the Commitment of any Bank is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Borrowers or such Bank, as the case may be, shall make available to the Administrative Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Administrative Agent shall distribute such funds received by it to the Borrowers or to such Banks, as the case may be) so that at the close of business on such date the sum of the A Advances of each Bank then outstanding shall be in the same proportion to the total of the A Advances of all the Banks then outstanding as the Commitment of each Bank is to the total of the Commitments. The Administrative Agent shall give each Bank notice of the amount to be made available by, or to be distributed to, such Bank at least 5 Business Days before such payment is made.

		Section 2.18.  Assignments; Sales of Participations and Other
Interests in Notes
                    (a) From time to time each Bank may with the prior consent of TBC and the affected Borrowers and subject to the qualifications set forth below, assign to one or more Banks or other commercial banks (each such Bank or bank being an "Eligible Assignee") all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and all A Notes held by
it) and will, at any time, if arranged by the Company pursuant to clause (A) of this sentence upon at least 30 days' notice to such Bank and the Administrative Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the A Advances owing to it and all A Notes held by it); provided, however, that if such Bank shall notify TBC, the affected Borrowers and the Administrative Agent of its intent to request the consent of TBC and the affected Borrowers to an assignment, TBC shall have the right, for 30 days after receipt of such notice and so long as no Event of Default shall have occurred and be continuing, in its sole discretion either (A) to arrange for one or more Eligible Assignees to accept such assignment (a "Required Assignment") or (B) to arrange for the rights and obligations of such Bank (including, without limitation, such Bank's Commitment), and the total Commitments of the Banks to be reduced by an amount equal to the amount of such Bank's Commitment to be assigned and in connection with such reduction, to prepay that portion of the A Advances owing to such Bank which it proposes to assign; provided further that if TBC fails to notify such Bank that it has arranged for an assumption or reduction of the portion of Commitment to be assigned within 30 days of the receipt by TBC of such Bank's request for consent to assignment, the Borrowers shall be deemed to consent to the proposed assignment; provided further that (i) any such assignment shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the A Notes under the blue sky laws of any state and the assigning Bank shall otherwise comply with all federal and state securities laws applicable to such assignment; (ii) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and (iii) the aggregate amount of the Commitment of the assigning Bank assigned pursuant to all such assignments of such Bank (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Bank's Commitment (as set forth in Section 1.02, in the case of each Bank that is a party hereto as of December 8, 1997, or as set forth in the Register as the aggregate Commitment assigned to such Bank pursuant to one or more assignments, in the case of any assignee). No Bank shall be obligated to make a Required Assignment unless such Bank shall have received payments in an aggregate amount at least equal to the outstanding principal amount of all A Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Bank under this Agreement (including without limitation Section 2.12(c) provided that such Bank shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable). From and after the effective date of any assignment pursuant to this Section 2.18(a), (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment have the rights and obligations of a Bank hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by any assignment pursuant to this
Section 2.18(a) for a period of nine months following the effective date specified in such assignment and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment relinquish its rights and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto). Notwithstanding any other provision in this Agreement, any Bank may at any time (aa) create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the

Board of Governors of the Federal Reserve System, and (bb) assign all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and all A Notes held by it) to an affiliate of such Bank, except if the result of the assignment is to increase the cost to the Borrowers of requesting, borrowing, continuing, maintaining, paying or converting any Advances, provided in each case that such Bank gives prior or contemporaneous notice to TBC, the affected Borrowers and Administrative Agent of the assignment.

		(b)	The Administrative Agent shall maintain at its address
referred to in Section 8.02 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the A Advances of each Borrower owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Administrative Agent and the Banks may treat each entity whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Bank at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Administrative Agent from the assigning Bank of an assignment in form and substance satisfactory to the Administrative Agent executed by an assigning Bank and an assignee representing that it is an Eligible Assignee, together with each A Note subject to such assignment, and a processing and recording fee of $3,500 (payable by either the assignor or the assignee), the Administrative Agent shall, if such assignment is a Required Assignment or has been consented to by the Borrowers to the extent required by Section 2.18(a), (i) accept such assignment, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to TBC and the affected Borrowers . Within five Business Days after its receipt of such notice, the Company, at its own expense, shall execute and deliver to the Administrative Agent in exchange for each surrendered A Note a new A Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such assignment, and if the assigning Bank has retained a Commitment hereunder, a new A Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new A Note or A Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered A Note, shall be dated the effective date of such assignment and shall otherwise be substantially in the form of Exhibit A-1 or A-2 hereto, as appropriate.

                (c) Each Bank may sell participations in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by it) to one or more affiliates of such Bank or to one or more other commercial banks; provided, however, that (i) any such participation shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the Bank selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction, (ii) no purchaser of such a participation shall be considered to be a "Bank" for any purpose under the Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (v) such Bank shall remain the holder of such Notes for all purposes of this Agreement, and
(vi) the Borrowers, the Administrative Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

		(d)	Any Bank may, in connection with any assignment or
participation or proposed assignment or participation pursuant to this Section 2.18, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrowers furnished to such Bank by or on behalf of the Borrowers; provided, however, that, prior to any such disclosure of information that is not publicly available, such Bank shall obtain the written consent of the Borrowers, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such information received by it from such Bank except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process or by law or governmental regulation or authority.

		Section 2.19.  [intentionally omitted].

		Section 2.20. Subsidiary Borrowers . (a) TBC may at any time, and from time to time, by delivery to the Administrative Agent of a Borrower Subsidiary Letter substantially in the form of Exhibit D hereto, duly executed by TBC and the respective Subsidiary, designate such Subsidiary as a "Subsidiary Borrower" for purposes of this Agreement, and such Subsidiary shall thereupon become a "Subsidiary Borrower" for purposes of this Agreement and, as such, shall have all of the rights and obligations of a Borrower hereunder.
The Administrative Agent shall promptly notify each Bank of each such designation by TBC and the identity of the respective Subsidiary.

                (b) No Advances shall be made to a Subsidiary Borrower, and no Conversion of any Advances at the request of a Subsidiary Borrower shall be effective, without, in each and every instance, the prior consent of TBC, in its sole discretion, which shall be evidenced by the countersignature of TBC to the relevant Notice of Borrowing or notice of Conversion. In addition, no notices which are to be delivered by a Borrower hereunder shall be effective, with respect to any Subsidiary Borrower, unless the notice is countersigned by TBC.

                (c) The occurrence of any of the following events with respect to any Subsidiary Borrower shall constitute a "Subsidiary Borrower Termination Event" with respect to such Subsidiary Borrower:

                (i) such Subsidiary Borrower shall cease to be a Subsidiary, as defined under this Agreement;

		(ii)	such Subsidiary Borrower shall liquidate or dissolve;


                (iii) such Subsidiary Borrower shall fail to preserve and maintain its existence, or shall make any material change in the nature of its business as carried out on the date such Subsidiary Borrower becomes a Borrower hereunder;

                (iv) such Subsidiary Borrower shall merge or consolidate with or into, or convey, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person
(except that a Subsidiary Borrower may merge into or dispose of assets to another Borrower); or

		(v)	any of the "Events of Default" described in Section 6.01
shall occur to or with respect to such Subsidiary Borrower as if such Subsidiary Borrower were TBC.

                (d) Upon the occurrence of a Subsidiary Borrower Termination Event with respect to any Subsidiary Borrower, such Subsidiary Borrower (the "Terminated Subsidiary Borrower") shall cease to be a Borrower for purposes of this Agreement and shall no longer be entitled to request or borrow Advances hereunder. All outstanding Advances of a Terminated Subsidiary Borrower shall be automatically due and payable as of the date on which the Subsidiary
Borrower Termination Event of such Terminated Subsidiary Borrower occurred, together with accrued interest thereon and any other amounts then due and payable by that Borrower hereunder, unless, in the case of a Subsidiary
Borrower Termination Event described in paragraph (iv) of Section 2.20(c), the other Person party to the transaction is a Borrower and such other Borrower has assumed in writing all of the outstanding Advances and other obligations under this Agreement and under the Notes of the Terminated Subsidiary Borrower.

                (e) Each of the Subsidiary Borrowers hereby appoint and authorize TBC to take such action as agent on their behalf and to exercise such powers under this Agreement as are delegated to TBC by the terms hereof, together with such powers as are reasonably incidental thereto.

                (f) Notwithstanding anything in this Agreement to the contrary, each of the Subsidiary Borrowers shall be severally liable for the liabilities and obligations of such Subsidiary Borrower under this Agreement and its Notes, and no Subsidiary Borrower shall be liable for the obligations of any other Borrower under this Agreement and such other Borrower's Notes. Each Subsidiary Borrower shall be severally liable for all payments of the principal of and interest on Advances to such Subsidiary Borrower, and any other amount due hereunder that is specifically allocable to such Subsidiary Borrower or the Advances of such Subsidiary Borrower. With respect to any amount due hereunder, including fees, that is not specifically allocable to any particular Borrower, each Borrower shall be liable for such amount pro rata in the same proportion as such Borrower's outstanding Advances bear to the total of then-outstanding Advances to all Borrowers.


	ARTICLE 3

	Representations, Warranties and Certain Covenants

		Section 3.01. Representations and Warranties by the Borrowers. Each of the Borrowers represent and warrant as follows:

                (a) TBC is a duly organized corporation existing in good standing under the laws of the State of Delaware. Each Subsidiary Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and each of TBC and each Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a material adverse effect on the financial condition of TBC and the Subsidiary Borrowers as a whole.

                (b) The execution and delivery and the performance of the terms of this Agreement, the Notes and each Guaranty are within the corporate powers of each Borrower party thereto, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (which approval remains in full force and effect), and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of any Borrower party thereto or any contractual restriction binding on any Borrower party thereto.

                (c) This Agreement and the Notes, when duly executed and delivered by each Borrower party thereto, will constitute legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, and each Guaranty, when duly executed and delivered by TBC, will constitute a legal, valid and binding obligation of TBC, enforceable against TBC in accordance with its terms.

                (d) In TBC's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

		(e)	The Consolidated statement of financial position as of
December 31, 1996 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of TBC to repay the Advances.

                (f) No Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of any Borrower only or of each Borrower and its subsidiaries on a consolidated basis) subject to the provisions of
Section 4.02(a) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

                (g) No Borrower is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by any Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

                Section 3.02. Representation by the Banks . Each Bank represents that its present intent is that it will acquire the A Notes drawn to its order for its own account and that each such A Note is being acquired for the purpose of investment and not with a view to distribution or resale thereof, subject, nevertheless, to the necessity that such Bank remain in control at all times of the disposition of property held by it for its own account.


        ARTICLE 4

	Covenants of TBC

                Section 4.01. Affirmative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by the Borrowers to any Bank hereunder or any Commitment shall be outstanding, TBC will:

                (a) Furnish to the Banks: (1) within 60 days after the close of each of the first three quarters of each of TBC's fiscal years, a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC, (2) within 120 days after the close of each of TBC's fiscal years, and if requested by the Administrative Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of TBC showing in detail the computations required by the provisions of Sections 4.02(a), 4.02(b), 4.02(c) and 4.02(d), hereof, based on the figures which appear on the books of account of TBC and the Subsidiaries at the close of such quarters, (3) within 120 days after the close of each of TBC's fiscal years, a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year, (4) within 120 days after the close of each of TBC's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Banks pursuant to the provisions of clause (3) of this subsection (a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that TBC had been in violation of the provisions of any one of the following Sections: Sections 4.02(a), 4.02(b), 4.02(c) and 4.02(d), at any time during such fiscal year, (5) promptly upon their becoming available, all financial statements, reports and proxy statements which TBC may send to its stockholders, (6) promptly upon their becoming available, all regular and periodic financial reports which TBC or any Subsidiary shall file with the Securities and Exchange Commission or any national securities exchange, (7) within 3 Business
Days after the discovery of the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default with the passage of time or the giving of notice, or both, notice of such occurrence together with a detailed statement by a responsible officer of TBC of the steps being taken by TBC or the appropriate Subsidiary to cure the effect of such event and (8) such other information respecting the financial condition and operations of TBC or the Subsidiaries as the Administrative Agent may from time to time reasonably request.

                (b) Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by TBC or the appropriate Subsidiary.

		(c)	Maintain, and cause each Subsidiary to maintain, with
financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of TBC or such Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by TBC through its program of self insurance.

		(d)	Preserve and maintain its corporate existence.

                Section 4.02. General Negative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by TBC to any Bank hereunder or any Commitment shall be outstanding, TBC will not:

		(a)	Create, incur, assume or suffer to exist any mortgage,
pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Property, Plant and Equipment, or upon or with respect to the Property, Plant and Equipment of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Property, Plant and Equipment, except (1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations, (2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to TBC or such Subsidiary and other liens of like nature made in the ordinary course of business, (3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith, (4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by TBC or the affected Subsidiary, and (5) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Debt for which all such liens, charges and encumbrances serve as security does not exceed
15% of Consolidated net Property, Plant and Equipment.

                (b) Permit Consolidated Debt to be at any time more than 60% of Total Capital, where "Total Capital" means the sum of Shareholders' Equity and Consolidated Debt.

		(c)	Make any payment, or permit any Subsidiary to make any
payment, of principal or interest on any Debt which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party.

		(d)	Merge or consolidate with or into, or convey, transfer,
lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person.

                (e) Make any material change in the nature of its business as carried out on the date hereof.

                Section 4.03.  Financial Statement Terms. For purposes of
Section 4.02(b) above, all capitalized terms shall be as they appear on TBC's published Consolidated financial statements and calculated under the generally accepted accounting principles and practices applied by TBC on the date hereof in the preparation of such financial statements. However, notwithstanding the foregoing: (i) such terms shall exclude amounts attributable to BCSC and its subsidiaries and BFC; and (ii) Total Capital shall exclude the effects of any repurchase by TBC of its common stock and any merger-related accounting adjustments which are attributable to the merger with or acquisition of the McDonnell Douglas Corporation by TBC.

		Section 4.04. Waivers of Covenants. The departure by TBC or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure shall have been consented to in advance in a writing signed by Banks representing 66-2/3% or more of the then outstanding aggregate principal amount of the A Notes or, if no such principal or face amount is outstanding, Banks having at least 66-2/3% of the total of the Commitments, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by TBC or any Subsidiary when properly consented to by the required number of Banks as set out in the preceding sentence shall not constitute an Event of Default under
Section 6.01(c).

        ARTICLE 5

	Conditions Precedent to Borrowings

		Section 5.01. Conditions Precedent to the Initial Borrowing of TBC. The obligation of each Bank to make its initial Advance to TBC is subject to the fulfillment of all of the following conditions:

                The Administrative Agent shall have received on or before the day of the initial Borrowing all of the following, each dated the day of the initial Borrowing, in form and substance satisfactory to the Administrative Agent and its counsel.

                (a) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by TBC to the Administrative Agent for delivery to each Bank.

		(b) 	Copies of all documents, certified by an officer of TBC,
evidencing necessary corporate action by TBC and governmental approvals, if any, with respect to this Agreement and the Notes.

                (c) A certificate of the Secretary or an Assistant Secretary of TBC which shall certify the names of the officers of TBC authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each
Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of TBC canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

		(d)	A favorable opinion of the chief legal officer of TBC
substantially in the form of Exhibit E hereto and as to such other matters as the Administrative Agent may reasonably request, which opinion
TBC hereby expressly instructs such chief legal officer to prepare and deliver.

                (e) A favorable opinion of Shearman & Sterling, counsel for the Administrative Agent, substantially in the form of Exhibit F hereto.

                (f) TBC shall have terminated in whole the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996 among TBC, the banks parties thereto and Citibank, N.A., as agent (the
"1996 Loan Agreement").

                (g) TBC and its Subsidiaries shall have satisfied all of their respective obligations under the 1996 Loan Agreement including, without limitation, the payment of all fees under such agreement.

                Section 5.02. Conditions Precedent to Each A Borrowing of TBC. The obligation of each Bank to make an A Advance on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by TBC of the proceeds of such A Borrowing shall be a representation by TBC that:

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

                Section 5.03. Conditions Precedent to Each B Borrowing of TBC. The obligation of each Bank to make a B Advance on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that (1) TBC shall have furnished to the Administrative Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of each of the first three quarters of TBC's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC and (y) a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of the financial position of TBC and the Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of TBC is due pursuant to Section 4.01(a)(3)) and (2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by TBC of the proceeds of such B Borrowing shall be a representation by TBC that:

                (i)     the representations and warranties contained in Section
3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

                (iii) no event has occurred and no circumstance exists as a result of which the information concerning TBC that has been provided by TBC to the Administrative Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

                Section 5.04. Conditions Precedent to the Initial Borrowing of a Subsidiary Borrower. The obligation of each Bank to make its initial Advance to any particular Subsidiary Borrower is subject to the receipt by the Administrative Agent, on or before the day of the initial Borrowing by such Subsidiary Borrower, all of the following, each dated the day of the initial Borrowing, in form and substance satisfactory to the Administrative Agent and its counsel:

                (i) A Borrower Subsidiary Letter, substantially in the form of Exhibit D hereto, executed by such Subsidiary Borrower and TBC;

                (ii) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by the Subsidiary Borrower to the Administrative Agent for delivery to each Bank.

		(iii)	Copies of all documents, certified by an officer of the
Subsidiary Borrower, evidencing necessary corporate action by the Subsidiary Borrower and governmental approvals, if any, with respect to this Agreement and the Notes.

                (iv) A certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower which shall certify the names of the officers of the Subsidiary Borrower authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

                (v) A favorable opinion of in-house counsel to the Subsidiary Borrower, substantially in the form of Exhibit G hereto and as to such other matters as the Administrative Agent may reasonably request, which opinion TBC and each Subsidiary Borrower hereby expressly instruct such counsel to prepare and deliver.

                (vi) The Guaranty of TBC, which unconditionally guarantees the payment of all obligations of such Subsidiary Borrower hereunder and under the Notes of such Subsidiary Borrower, substantially in the form of Exhibit H hereto, executed and delivered by TBC to the Administrative
Agent.

		Section 5.05. Conditions Precedent to Each A Borrowing of a Subsidiary Borrower. The obligation of each Bank to make an A Advance to a Subsidiary Borrower on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by that particular Subsidiary Borrower of the proceeds of such A Borrowing shall be (a) a representation by such Subsidiary Borrower that:

		(i)	the representations and warranties of that Subsidiary
Borrower contained (A) in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing; and

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both;

and (b) a representation by TBC that the representations and warranties of TBC contained in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

		Section 5.06. Conditions Precedent to Each B Borrowing of a Subsidiary Borrower. The obligation of each Bank to make a B Advance to any particular Subsidiary Borrower on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that (1) TBC shall have furnished to the Administrative Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of TBC and its Subsidiaries as of the end of each of the first three quarters of TBC's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of TBC and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC and (y) a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of the financial position of TBC and its Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of TBC and its Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of TBC is due pursuant to Section 4.01(a)(3)) and (2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by the Subsidiary of the proceeds of such B Borrowing shall be (a) a representation by such Subsidiary Borrower that:

                (i)     the representations and warranties contained (A) in
Section 3.01 hereof with respect to such Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing;

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

                (iii) no event has occurred and no circumstance exists as a result of which the information concerning TBC or the Subsidiary Borrower that has been provided by TBC or the Subsidiary Borrower to the Administrative Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading;

and (b) a representation by TBC that the representations and warranties of TBC contained in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

	ARTICLE 6

	Events of Default

                Section 6.01. Events of Default. The following shall constitute the Events of Default:

                (a) Failure by TBC to make when due any payment of principal of or interest on any Note or the Guaranty when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter.

                (b) When any representation or warranty made by TBC in connection with the execution and delivery of this Agreement, the Notes or the Guaranty or otherwise furnished pursuant hereto shall prove to be at any time incorrect in any material respect.

		(c)	Failure by TBC to perform any other term, covenant or
agreement contained in this Agreement, and such failure is not remedied within 15 days after written notice thereof shall have been given to TBC by the Administrative Agent, at the request, or with the consent, of Banks representing 33-1/3% or more of the total of the Commitments.

                (d) Failure of TBC to pay when due on any regularly scheduled payment date any obligation for the payment of borrowed money or following acceleration thereof or of any other monetary obligation, if the aggregate unpaid principal amount of the obligation with respect to which such failure to pay or acceleration occurred equals or exceeds $50,000,000 and such failure is not remedied within 5 Business Days after notice thereof is received from the Administrative Agent or the creditor on such obligation.

		(e)	TBC or any of its Subsidiaries

                        (1) shall incur liability with respect to any employee pension benefit plan in excess of $150,000,000 in the aggregate under

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

                        (2) shall have or shall be likely to have a lien imposed on its property and rights to property under Section 4068 of ERISA on account of a liability in excess of $37,500,000 in the aggregate;
or

                        (3) shall incur or shall be likely to incur liability under Title IV of ERISA

                                (A)     in excess of $37,500,000 in the
aggregate as a result of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

                                (B)     in excess of $37,500,000 in the
aggregate as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

                (f) The happening of any of the following events, provided the same has not then been cured or stayed: (1) the insolvency or bankruptcy of TBC, (2) the cessation by TBC of the payment of its debts as they mature, (3) the making of an assignment for the benefit of the creditors of TBC, (4) the appointment of a trustee or receiver or liquidator for TBC or for a substantial part of its property, or (5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against TBC under the laws of any jurisdiction.

		(g)	So long as any Subsidiary is a Borrower hereunder, the
Guaranty with respect to such Subsidiary Borrower shall for any reason cease to be valid and binding on TBC or TBC shall so state in writing.

		If an Event of Default shall occur or be continuing, then, the Administrative Agent shall at the request, or may with the consent, of Banks having at least 33-1/3% of the total of the Commitments, by notice to TBC and the affected Borrowers, (A) declare the obligation of each Bank to make further Advances to be terminated, whereupon the same shall forthwith terminate, and
(B) declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers; provided, however, that in the event of any order for relief with respect to the Borrowers under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (A) the obligation of each Bank to make Advances shall automatically be terminated and (B) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrowers.

	ARTICLE 7

	The Administrative Agent

                Section 7.01. Authorization and Action. Each Bank hereby appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including, without limitation, enforcement or collection of the Notes), the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of holders of more than 50% in principal amount of the A Notes then outstanding (or if no A Notes are at the time outstanding, upon the instructions of Banks having greater than 50% of the Commitments), and such instructions shall be binding upon all Banks and all holders of Notes;
provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to this Agreement or applicable law. The Administrative
Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrowers pursuant to the terms of this Agreement.

                Section 7.02. Administrative Agent's Reliance, Etc. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Administrative Agent: (a) may treat the payee of any Note as the holder thereof until the Administrative Agent receives and accepts an assignment entered into by the Bank which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.18;
(b) may consult with legal counsel (including counsel for the Borrowers), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of any Borrower or to inspect the property (including the books and records) of any Borrower; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and (f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

                Section 7.03. Citibank, N.A. and Its Affiliates. With respect to its Commitment, the Advances made by it, and the Notes issued to it, Citibank, N.A., shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not an Agent hereunder; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Citibank, N.A., in its individual capacity. Citibank, N.A. and its Affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its subsidiaries and any person or entity who may do business with or own securities of the Company or any subsidiary, all as if Citibank, N.A. was not the Agent hereunder and without any duty to account therefor to the other Banks.

                Section 7.04. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Bank and based on the financial statements referred to in Section 3.01(e) and the representations and warranties contained in Sections 3.01 and
3.02 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

                Section 7.05. Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed by TBC or any other Borrower), ratably according to the respective principal amounts of the A Notes then held by each of them (or if no A Notes are at the time outstanding or if any A Notes are held by persons which are not Banks, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Administrative Agent under this Agreement, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Administrative Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Administrative Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Administrative Agent is not reimbursed for such expenses by TBC or any other Borrower.

                Section 7.06.  Successor Administrative Agent.
The Administrative Agent may resign at any time by giving written notice thereof to the Banks and TBC and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. If no successor Administrative Agent shall have been so appointed by the Majority Banks, and shall have accepted such appointment, within 30 days after the retiring Administrative Agent's giving of notice of resignation or the removal of the retiring Administrative Agent as provided herein, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring

Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement.

                Section 7.07. Certain Obligations May Be Performed by Affiliates. The Administrative Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Administrative Agent to receive, pay, or otherwise handle funds or Notes and provided that the Administrative Agent shall continue to be responsible to the Borrowers and the Banks for the due performance of the Administrative Agent's obligations under this Agreement.

	ARTICLE 8

	Miscellaneous

                Section 8.01.  Modification, Consents and Waivers.   No failure
or delay on the part of any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances. No amendment or waiver of any provision of this Agreement or of the A Notes, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following: (a) waive any of the conditions specified in Section 5.01, 5.02, or 5.03, (b) except as provided in Section 2.17 or Section 2.19, increase the Commitments of the Banks or subject the Banks to any additional obligations,
(c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes or the number of Banks required for the Banks or any of them to take any action hereunder, (f) amend this Section 8.01 or (g) release TBC from any of its obligations under any Guaranty; and provided further that no amendment, waiver, or consent shall, unless in writing and signed by the Administrative Agent in addition to the Banks required above to take such action, affect the rights or duties of the Administrative Agent under this Agreement or any Note. Notwithstanding the foregoing, this Section 8.01 shall not affect the provisions of Section 4.04 or 6.01.

		Section 8.02. Addresses for Notices . All communications and notices provided for hereunder shall be by telex or in writing and, if to the Administrative Agent, mailed, telexed, faxed or delivered to it, addressed to it at its office at Citibank, N.A., Global Aviation, 399 Park Avenue, New York, New York 10043, facsimile number (212) 793-3734, Attention: Relationship Manager, and, if to any Borrower, mailed, telexed or delivered to it, addressed to such Borrower, care of The Boeing Company, at its office at 7755 East Marginal Way South, Seattle, Washington 98108, facsimile number (206) 655-0799,
Attention: Treasurer, and, if to any Bank, to its office at the address given on the signature pages of this Agreement; or, as to each party, at such other address as shall have been designated by such party in a written notice to each other party referring specifically to this Agreement.

		Section 8.03. Costs, Expenses and Taxes. TBC agrees to pay all costs and expenses in connection with the preparation, execution and delivery of this Agreement, the Notes and the Guaranty (including printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Administrative Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement, the Notes and the Guaranty (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of-pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Banks and other holders of the Notes harmless from any and all liabilities with respect to or resulting from any delay by or omission of the Borrowers to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement, the Notes and the Guaranty.

		Section 8.04. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Borrowers, the Banks and the Administrative Agent, and their respective successors and assigns, except that the Borrowers may not assign or transfer their rights hereunder without the prior written consent of the Banks.

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

                Section 8.06. Governing Law. This Agreement, the Notes and each Borrower Subsidiary Letter shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

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

		Section 8.09. Right of Set-Off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Administrative Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Bank is hereby authorized at any time and from time to time to the fullest extent permitted by law, without notice to any Borrower (any such notice being expressly waived by each Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of any Borrower against any and all of the obligations to such Bank of such Borrower now or hereafter existing under this Agreement and the Notes held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or such Notes and although such obligations may be unmatured. Each Bank shall promptly notify any Borrower after any such setoff and application made by such Bank, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.

		Section 8.10. Agreement in Effect. This Agreement shall become effective upon its execution and delivery, respectively, to the Administrative Agent and TBC by TBC, the Administrative Agent, and each Bank listed in Section 1.02.

                IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.

                                    THE BOEING COMPANY

                                    By___________________________
                                      Title:  Assistant Treasurer

                                    CITIBANK, N.A.
                                     Individually and as Administrative Agent
                                    399 Park Avenue
                                    Eighth Floor, Zone 6
                                    New York, New York 10043

                                    By______________________
                                      Title:  Vice-President


                                    THE CHASE MANHATTAN BANK
                                     Individually and as Syndication Agent

                                    By______________________
                                      Title:  Vice-President


                                    MORGAN GUARANTY TRUST
                                    COMPANY OF NEW YORK

                                    By______________________
                                      Title:


                                    CREDIT LYONNAIS

                                    By______________________
                                      Title:


                                    THE MITSUBISHI TRUST AND
                                     BANKING CORPORATION

                                    By______________________
                                      Title:


                                    THE SUMITOMO BANK, LIMITED

                                    By______________________
                                      Title:


                                    BANK OF AMERICA, NT & SA

                                    By______________________
                                      Title:

                                    THE INDUSTRIAL BANK OF JAPAN,
                                      LIMITED, LOS ANGELES AGENCY

                                    By______________________
                                      Title:


                                    THE BANK OF TOKYO-MITSUBISHI, LTD.

                                    By______________________
                                      Title:


                                    PNC BANK, NATIONAL ASSOCIATION

                                    By______________________
                                      Title:


                                    BANQUE NATIONALE DE PARIS

                                    By______________________
                                      Title:


                                    BANK OF CHINA, NEW YORK BRANCH

                                    By______________________
                                      Title:


                                    WACHOVIA BANK, N.A.

                                    By______________________
                                      Title:



                                    BANKERS TRUST COMPANY

                                    By______________________
                                      Title:


                                    DEUTSCHE BANK AG NEW YORK
                                      AND/OR CAYMAN ISLANDS
                                      BRANCHES

                                    By______________________
                                      Title:

                                    By______________________
                                      Title:

                                    CANADIAN IMPERIAL BANK OF
                                      COMMERCE

                                    By______________________
                                      Title:


                                    THE LONG-TERM CREDIT BANK OF JAPAN,
                                      LTD., LOS ANGELES AGENCY

                                    By______________________
                                      Title:


                                    CREDIT AGRICOLE INDOSUEZ

                                    By______________________
                                      Title:


                                    NATIONSBANK OF TEXAS, N.A.

                                    By______________________
                                      Title:


                                    NATIONAL WESTMINSTER
                                     BANK PLC, NEW YORK BRANCH

                                    By______________________
                                      Title:


                                    NATIONAL WESTMINSTER
                                     BANK PLC, NASSAU BRANCH

                                    By______________________
                                      Title:


                                    THE BANK OF NEW YORK

                                    By______________________
                                      Title:


                                    THE SUMITOMO TRUST & BANKING CO.,
                                      LTD., LOS ANGELES AGENCY

                                    By______________________
                                      Title:


                                    BANK BOSTON, N.A.

                                    By______________________
                                      Title:

                                    ABN AMRO BANK N.V.

                                    By______________________
                                      Title:

                              TABLE OF CONTENTS

         [Page numbers have not been updated for the EDGAR filing]

                                                                         Page

                                  ARTICLE 1

                                 Definitions

  Section 1.01.  Definitions................................................1
  Section 1.02.  Use of Defined Terms......................................10
  Section 1.03.  Accounting Terms..........................................10


                                  ARTICLE 2

                      Amounts and Terms of the Advances

  Section 2.01.  The A Advances............................................10
  Section 2.02.  Making the A Advances.....................................10
  Section 2.03.  Repayment of A Advances...................................12
  Section 2.04.  Interest Rate on A Advances...............................12
  Section 2.05.  The B Advances............................................12
  Section 2.06.  Fees......................................................16
  Section 2.07.  [intentionally omitted]...................................17
  Section 2.08.  Reduction of the Commitments..............................17
  Section 2.09.  Additional Interest on Eurodollar Rate A Advances.........18
  Section 2.10.  Eurodollar Interest Rate Determination....................18
  Section 2.11.  Voluntary Conversion of A Advances........................19
  Section 2.12.  Prepayments...............................................19
  Section 2.13.  Increases in Costs........................................20
  Section 2.14.  Illegality................................................24
  Section 2.15.  Payments and Computations.................................24
  Section 2.16.  Sharing of Payments, Etc..................................25
  Section 2.17.  Alteration of Commitments and Addition of Banks...........26
  Section 2.18.  Assignments; Sales of Participations and Other Interests
                  in Notes.................................................27
  Section 2.19.  [intentionally omitted]...................................29
  Section 2.20.  Subsidiary Borrowers......................................30



                                  ARTICLE 3

              Representations, Warranties and Certain Covenants

  Section 3.01.  Representations and Warranties by the Borrowers...........31
  Section 3.02.  Representation by the Banks...............................33

                                  ARTICLE 4

                              Covenants of TBC

  Section 4.01.  Affirmative Covenants of TBC..............................33
  Section 4.02.  General Negative Covenants of TBC.........................34
  Section 4.03.  Financial Statement Terms.................................35
  Section 4.04.  Waivers of Covenants......................................36

                                  ARTICLE 5

                     Conditions Precedent to Borrowings

  Section 5.01.  Conditions Precedent to the Initial Borrowing of TBC......36
  Section 5.02.  Conditions Precedent to Each A Borrowing of TBC...........37
  Section 5.03.  Conditions Precedent to Each B Borrowing of TBC...........37
  Section 5.04.  Conditions Precedent to the Initial Borrowing of a
                  Subsidiary Borrower......................................38
  Section 5.05.  Conditions Precedent to Each A Borrowing of a
                  Subsidiary Borrower......................................39
  Section 5.06.  Conditions Precedent to Each B Borrowing of a
                  Subsidiary Borrower......................................40


                                  ARTICLE 6

                              Events of Default

  Section 6.01.  Events of Default.........................................41


                                  ARTICLE 7

                          The Administrative Agent

  Section 7.01.  Authorization and Action..................................43
  Section 7.02.  Administrative Agent's Reliance, Etc......................44
  Section 7.03.  Citibank, N.A. and Its Affiliates.........................44
  Section 7.04.  Bank Credit Decision......................................44
  Section 7.05.  Indemnification...........................................45
  Section 7.06.  Successor Administrative Agent............................45
  Section 7.07.  Certain Obligations May Be Performed by Affiliates........46


                                  ARTICLE 8

                                Miscellaneous

  Section 8.01.  Modification, Consents and Waivers........................46
  Section 8.02.  Addresses for Notices.....................................47
  Section 8.03.  Costs, Expenses and Taxes.................................47
  Section 8.04.  Binding Effect............................................47
  Section 8.05.  Severability..............................................47
  Section 8.06.  Governing Law.............................................47
  Section 8.07.  Headings..................................................47
  Section 8.08.  Execution in Counterparts.................................48
  Section 8.09.  Right of Set-Off..........................................48
  Section 8.10.  Agreement in Effect.......................................49

Exhibit A-1	-	Base Rate Advance A Note
Exhibit A-2	-	Term A Note
Exhibit A-3	-	Fixed Rate B Note
Exhibit A-4	-	Fixed Rate B Note
Exhibit B-1	-	Notice of A Borrowing
Exhibit B-2	-	Notice of B Borrowing
Exhibit C	-	Request for Alteration
Exhibit D	-	Borrower Subsidiary Letter
Exhibit E	-	Opinion of Chief Legal Officer of Borrower
Exhibit F	-	Opinion of in-house counsel to Subsidiary Borrower
Exhibit G	-	Guaranty of TBC

Schedule I	-	Commitments

EXHIBIT A-1

FORM OF A NOTE

FOR BASE RATE ADVANCES


U.S.$_______________                                Dated:  ________________,
19____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
	 (the "Lender") for the account of its Applicable Lending Office
(as defined in the Credit Agreement referred to below) on September 30, 2004 the principal sum of [the amount of the Lender's Commitment in words] United States Dollars (U.S.$[amount of the Lender's Commitment in figures]) or, if less, the aggregate unpaid principal amount of the A Advances (as defined below) made by the Lender to the Borrower and the other borrowers under and pursuant to the Credit Agreement which are Base Rate Advances (as defined in the Credit Agreement) as determined pursuant to the Credit Agreement from time to time.

		The Borrower promises to pay interest on the unpaid principal amount of each Base Rate Advance from the date of such Base Rate Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds.

                This Promissory Note is one of the A Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase Manhattan Bank, as Syndication Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of advances (the "A Advances") by the Lender to the Company from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such A Advance which is a Base Rate Advance being evidenced by this Promissory Note, (ii) provides for the conversion from time to time of Base Rate Advances into Eurodollar Rate A Advances (as defined in the Credit Agreement) and of Eurodollar Rate A Advances into Base Rate Advances, (iii) provides for the Borrower's obligation to pay Eurodollar Rate A Advances to be evidenced by a separate Promissory Note, and (iv) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

	A-1-1

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any right hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


                                           [NAME OF BORROWER]


                                           By ________________________________
						      Title:


EXHIBIT A-2

FORM OF A NOTE

FOR EURODOLLAR RATE ADVANCES


U.S.$___________________                              Dated:  _______________,
19_____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower") HEREBY PROMISES TO PAY to the order of
	 (the "Lender") for the account of its Applicable Lending
Office (as defined in the Credit Agreement referred to below) on September 30, 2004 the principal sum of [the amount of the Lender's Commitment in words] United States Dollars (U.S.$[amount of the Lender's Commitment in figures]) or, if less, the aggregate unpaid principal amount of the A Advances (as defined below) made by the Lender to the Borrower and the other borrowers under and pursuant to the Credit Agreement which are Base Rate Advances (as defined in the Credit Agreement) as determined pursuant to the Credit Agreement from time to time.

		The Borrower promises to pay interest on the unpaid principal amount of each Eurodollar Rate Advance from the date of such Eurodollar Rate Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds.

                This Promissory Note is one of the A Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase Manhattan Bank, as Syndication Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of advances (the "A Advances") by the Lender to the Company from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Company resulting from each such A Advance which is a Eurodollar Rate Advance being evidenced by this Promissory Note, (ii) provides for the conversion from time to time of Base Rate Advances into Eurodollar Rate A Advances (as defined in the Credit Agreement) and of Eurodollar Rate A Advances into Base Rate Advances, (iii) provides for the Company's obligation to pay Eurodollar Rate A Advances to be evidenced by a separate Promissory Note, and (iv) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.



	A-2-2


                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any right hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


                                     [NAME OF BORROWER]



                                     By ____________________________________
						     Title:


EXHIBIT A-3

FORM OF B NOTE

FOR FIXED RATE BORROWINGS


U.S.$___________________                              Dated:  _______________,
19_____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
_____________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below) the principal sum of One Billion Five Hundred Million Dollars ($1,500,000,000) or, if less, the aggregate unpaid principal amount of each B Advance (as defined below) which is part of a Fixed Rate Borrowing (as defined in the Credit Agreement) owing to the Lender by the Borrower and the other borrowers under and pursuant to the Credit Agreement, provided that the aggregate unpaid principal amount of such B Advances shall be paid no later than the Termination Date.

		The Borrower promises to pay interest on the unpaid principal amount of each B Advance from the date of such B Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as have been agreed between the Borrower and the Lender acting pursuant to the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds. Each B Advance owing to the Lender by the Borrower which is part of a Fixed Rate Borrowing and the maturity thereof, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto, which is part of this Promissory Note.

                This Promissory Note is one of the B Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other Borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase Manhattan Bank, as Syndication Agent for the Lender and such other Banks. The Credit Agreement, among other things, (i) provides for the making of B advances (the "B Advances") by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such B Advance which is part of a Fixed Rate Borrowing being evidenced by this Promissory Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.



A-3-3

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


                                     [NAME OF BORROWER]



                                     By ____________________________________
     					       Title:




ADVANCES AND PAYMENTS OF PRINCIPAL



Date
Amount of
Advance
Maturity
Date
Amount of Principal
Paid or Prepaid
Unpaid
Principal
Balance

Notation Made by

EXHIBIT A-4

FORM OF B NOTE

FOR EURODOLLAR RATE ADVANCES


U.S.$___________________                   Dated:  _______________, 19_____

                FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of _____________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below) the principal sum of One Billion Five Hundred Million Dollars ($1,500,000,000) or, if less, the aggregate unpaid principal amount of each B Advance (as defined below) which is part of a Eurodollar Rate B Borrowing (as defined in the Credit Agreement) owing to the Lender by the Borrower pursuant to the Credit Agreement, provided that the aggregate unpaid principal amount of such B Advances shall be paid no later than the Termination Date.

                The Borrower promises to pay interest on the unpaid principal amount of each B Advance from the date of such B Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as have been agreed between the Borrower and the Lender acting pursuant to the Credit Agreement.

                Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds. Each B Advance owing to the Lender by the Borrower which is part of a Fixed Rate Borrowing and the maturity thereof, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto, which is part of this Promissory Note.

                This Promissory Note is one of the B Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase Manhattan Bank, as Syndication Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of B advances (the "B Advances") by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such B Advance which is a Eurodollar Rate Advance being evidenced by this Promissory Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

        A-4-4

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

                This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


                                        [NAME OF BORROWER]



                                        By _________________________________
							     Title:




ADVANCES AND PAYMENTS OF PRINCIPAL



Date
Amount of
Advance
Maturity
Date
Amount of Principal
Paid or Prepaid
Unpaid
Principal
Balance

Notation Made by

EXHIBIT B-1

NOTICE OF A BORROWING


Citibank, N.A., as Administrative Agent
  for the Banks parties
  to the Credit Agreement
  referred to below
399 Park Avenue
New York, New York  10043
[Date]
		Attention:  _______________________

Gentlemen:

                The undersigned, [NAME OF BORROWER], refers to The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement", the terms defined therein being used herein as therein defined) among the undersigned, [The Boeing Company], certain Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks and The Chase Manhattan Bank, as Syndication Agent for said Banks, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests an A Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such A Borrowing (the "Proposed A Borrowing") as required by Section 2.02(a) of the Credit Agreement:

                (i)    The Business Day of the Proposed A Borrowing is
                 ________________, 19__.

                (ii) The Type of A Advances comprising the Proposed A Borrowing is [Base Rate Advances] [Eurodollar Rate Advances].

                (iii) The aggregate amount of the Proposed A Borrowing is $____________.

                [(iv)   The initial Interest Period for each Eurodollar Rate
                 Advance made as part of the Proposed A Borrowing is ____ months[s]].

                The undersigned hereby certifies that the following statements are true date hereof, and will be true on the date of the Proposed A Borrowing:

	(A)	the representations and warranties contained in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date); [and]





	B-1-2

	(B)	as of each such date no event has occurred and is continuing or would result from such Proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

	[(C)	the representations and warranties of the undersigned
Subsidiary Borrower contained (A) in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and
(B) in the Borrower Subsidiary Letter of the undersigned Borrower Subsidiary are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing; and

	(D)	as of each such date no event has occurred and its
continuing, or would result from the Proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both]*



                        `                     Very truly yours,

                                              [NAME OF SUBSIDIARY BORROWER]*

                                              [By __________________________
                                                      Title:]


                                              THE BOEING COMPANY


                                              By ___________________________
                                                   Title:


EXHIBIT B-2

NOTICE OF B BORROWING


Citibank, N.A., as Administrative Agent
  for the Banks parties
  to the Credit Agreement
  referred to below
399 Park Avenue
New York, New York  10043
[Date]
		Attention:  _______________________

Gentlemen:

		The undersigned, [NAME OF BORROWER], refers to The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement", the terms defined therein being used herein as therein defined) among the undersigned, [The Boeing Company], certain Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks, and hereby gives you notice pursuant to Section 2.05(a)(i) of the Credit Agreement that the undersigned hereby requests a B Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such B Borrowing (the "Proposed B Borrowing") is requested to be made:

	(A)	Date of B Borrowing	_________________________________
	(B)	Amount of B Borrowing	_________________________________
	(C)	Maturity Date		_________________________________
        (D)     Interest Rate Basis           [Fixed Rate] [Eurodollar Rate]

	(E)	Interest Payment Date(s)
	_________________________________
	(F)	Interest Calculation Basis
	_________________________________
	[(G)	Interest Rate Period
	_________________________________]

		The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed B Borrowing:

	(a) the representations and warranties contained in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

	(b) as of each such date no event has occurred and is continuing, or would result from the Proposed B Borrowing which constitutes an Event of Default or would constitute such Event of Default but for the requirement that notice be given or time elapse or both; and






	B-2-2

	(c) no event has occurred and no circumstance exists as a result of which the information concerning [the Borrower] [The Boeing Company]* that has been provided by [the Borrower] [The Boeing Company]* to the Administrative Agent or the Banks in connection with the Proposed B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading.

	[(d)	the representations and warranties contained (A) in Section
3.01 of the Credit Agreement with respect to the undersigned Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties related solely to an earlier date), and
(B) in the Borrower Subsidiary Letter of the undersigned Borrower Subsidiary are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing;

	(e)	as of each such date no event has occurred and is
continuing, or would result from the Proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

	(f)	no event has occurred and no circumstance exists as a result of which the information concerning The Boeing Company or the undersigned Subsidiary Borrower that has been provided by The Boeing
Company or the undersigned Subsidiary Borrower to the Administrative
Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.]**


	B-2-3


                The undersigned hereby confirms that the Proposed B Borrowing is to be made available to it in accordance with Section 2.05(a)(v) of the Credit Agreement.


                                               Very truly yours,

                                               NAME OF BORROWER


                                               By _________________________***
                                                       Title:


                                                   THE BOEING COMPANY

                                                   By __________________________

EXHIBIT C

REQUEST FOR ALTERATION


To the Banks Parties to
The Boeing Company Bank Credit
Agreement dated as of
December __, 1997

Gentlemen:

		In accordance with Section 2.17 of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 as it may have been amended to the date hereof (the "Agreement") you are hereby notified that, with the consent, if any, required of the Banks pursuant to such Section 2.17:

	[Complete as Appropriate]

	______________________________________ shall become a party to the
Agreement with a Commitment of $________________.

the Commitment of _________________ shall be increased/decreased from $__________ to $_________.

the Commitment of _________________ shall be terminated,

the A Advances of _______________________ shall be prepaid in the amount of $__________.

                All terms used in this Request which are defined in the Agreement are used here as they are there defined.

                If this Request for Alteration has been executed by the Company, the Administrative Agent and each Bank affected by this Request for Alteration and all prepayments called for hereby shall have been paid in full on or before ________, 19__ (the "Effective Date"), then pursuant to Section
2.17 of the Agreement this Request for Alteration, and each increase, decrease, termination or creation effected hereby, shall thereupon become effective on the Effective Date. [The Company hereby certifies that no event exists, or would result from giving effect to this Request for Alteration, which would require the Administrative Agent to obtain the consent of the Majority Banks before signing this Request for Alteration.] [The Administrative Agent may not sign this Request for Alteration without the prior written consent of the Majority Banks.]




	C-1

		Please indicate your consent to this Request for Alteration by signing the enclosed copy and returning it to the Administrative Agent.

                                         Very truly yours,

                                         THE BOEING COMPANY



                                         By: ________________________________
                                                Title:


We hereby consent to the foregoing.
[Name of Affected Bank]

By __________________________
     Title:

CITIBANK, N.A. as Administrative Agent

By ___________________________
     Title:

[We hereby consent to the foregoing.
[If Majority Bank consent is required.]]

[Name of Bank]

By ___________________________
     Title:






*	Include if Borrower is not The Boeing Company.
*	Reference should describe The Boeing Company.
**	Include if Borrower is not The Boeing Company.
***	Include if the Borrower is not The Boeing Company.


(..continued)












SS_NYL3A/52882 2
7-Year Credit Agreement

SS_NYL3A/52882 2
7-Year Credit Agreement






SS_NYL3A/52882 2
7-Year Credit Agreement






SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement

SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement

SS_NYL3A/52882 2
7-Year Credit Agreement

7-Year Facility
2



SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement

7-Year Facility
2



SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement

SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement

7-Year Facility
1



SS_NYL3A/52882 2
7-Year Credit Agreement




SS_NYL3A/52882 2
7-Year Credit Agreement





SS_NYL3A/52882 2
7-Year Credit Agreement

EXHIBIT E

FORM OF OPINION OF CHIEF LEGAL

OFFICER OF THE COMPANY


[Date]

To each of the Banks parties
to The Boeing Company Bank
Credit Agreement dated as of
December __, 1997 among
The Boeing Company,
certain other borrowers parties thereto, said Banks, Citibank, N.A., as Administrative Agent for said Banks and The Chase
Manhattan Bank, as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


The Boeing Company

Gentlemen:

	This opinion is furnished to you pursuant to Section 5.01(d) of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1996 (the "Credit Agreement") among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks. Terms defined in the Credit Agreement are used herein as therein defined.

	I am the [chief legal officer] of the Company, and have acted in such capacity in connection with the preparation, execution and delivery of, and the initial Borrowing made by the Company under, the Credit Agreement.

	In that connection, I have examined:

	(1)	The Credit Agreement.


	(2)	The other documents furnished by the Company pursuant to
Article 5 of the Credit Agreement.

	(3)	The Certificate of Incorporation of the Company and all
amendments thereto (the "Charter").

	(4)	The by-laws of the Company and all amendments thereto (the
"By-laws").

	(5)	A certificate of the Secretary of State of the State of
Delaware, dated 		, 19	, attesting to the continued corporate
existence and good standing of the Company in that State.

	In addition, I have examined the originals, or copies certified to my satisfaction, of such other corporate records of the Company, certificates of public officials and of officers of the Company, and agreements, instruments and other documents, as I have deemed necessary as a basis for the opinions expressed below. I have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Banks and the Agent.

	I am qualified to practice law in the State of Washington and I do not purport to be an expert on any laws other than the laws of the State of Washington, the General Corporation Law of the State of Delaware and the Federal laws of the United States.

	Based upon the foregoing and upon such investigation as I have deemed necessary, I am of the following opinions:

	1.	The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

	2.	The execution, delivery and performance by the Company of the
Credit Agreement and the Notes are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter of the By-laws or (ii) any law, rule or regulation applicable to the Company (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or
(iii) any contractual or legal restriction binding on the Company. The Credit Agreement and the Notes have been duly executed and delivered on behalf of the Company.

	3.	No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Company of the
Credit
Agreement and the Notes[, except for 	, all of which have been
duly obtained or made and are in full force and effect].

        4. In any action or proceeding arising out of or relating to the Credit Agreement or the Notes in any court of the State of Washington or in any federal court sitting in the State of Washington, such court would recognize and give effect to the provisions of Section 8.06 of the Credit Agreement wherein the parties thereto agree that the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Washington or a federal court sitting in the State of Washington would apply the usury law of the State of New York, and would not apply the usury law of the State of Washington, to the Credit Agreement and the Notes. However, if a court were to hold that the Credit Agreement and the Notes are governed by, and to be construed in accordance with, the laws of the State of Washington, the Credit Agreement and the Notes would be, under the laws of the State of Washington, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms.

        5. To the best of my knowledge, there are no pending overtly threatened actions or proceedings against the Company or any of its Subsidiaries before any court or administrative agency which (i) purport to affect the legality, validity, binding effect or enforceability of the Credit

Agreement or any of the Notes or (ii) except as disclosed in the Company's financial statements delivered to you prior to the date hereof pursuant to
Section 3.01(e) of the Credit Agreement, can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

The opinions set forth above are subject to the following qualifications:

        (a) My opinion in paragraph 4 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

        (b) My opinion in paragraph 4 above is subject to the effect of general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

	I am aware that Shearman & Sterling will rely upon the opinions set forth in paragraphs 1, 2 and 3 of this opinion in rendering their opinion furnished pursuant to Section 5.01(e) of the Credit Agreement.


                                Very truly yours,








To each of the Banks, parties
to The Boeing Company, 364-Day
Credit Agreement  ("Bank Credit Agreement") dated as of
December 8th, 1997 among
The Boeing Company, certain other borrowers parties thereto, the Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
Manhattan Bank, as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


Re: Termination of the 364- Day Credit Agreement





Ladies and Gentlemen:

This letter confirms the termination in whole of the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996, among The Boeing Company, the banks partied thereto and Citibank, N.A., as agent, which Credit Agreement is commonly referred to as the 364- Day Credit Agreement.

The termination is and shall be effective as of the moment immediately preceding the execution and delivery, The Chase Manhattan Bank, as Syndication Agent, by The Boeing Company, Citibank, N.A., as Administrative Agent, and each of the banks listed in Schedule 1 of the Bank Cradit Agreement.


Sincerely,





















EXHIBIT D - FORM OF BORROWER SUBSIDIARY LETTER


[DATE]


To each of the Banks
  parties to the Credit Agreement
  (as defined below) and to Citibank N.A., as Administrative Agent for such Lenders

Ladies and Gentlemen:

Reference is made to The Bank Credit Agreement dated as of December 8, 1997 among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks named therein, Citibank N.A., as Administrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks (the "Credit Agreement"). Terms used herein and defined in the Credit Agreement shall have the respective meanings ascribed to such terms in the Credit Agreement.

Please be advised that the Company hereby designates its undersigned Subsidiary, ____________ ("Subsidiary Borrower"), as a "Subsidiary Borrower" under and for all purposes of the Credit Agreement.

The Subsidiary Borrower, in consideration of each Bank's agreement to extend credit to it under and on the terms and conditions set forth in the Credit Agreement, does hereby assume each of the obligations imposed upon a "Subsidiary Borrower" and a "Borrower" under the Credit Agreement and agrees to be bound by the terms and conditions of the Credit Agreement. In furtherance of the foregoing, the Subsidiary Borrower hereby represents and warrants to each Lenders as follows:

(a)The Subsidiary Borrower is a corporation duly organized, validly existing and in good standing under the laws of ______________________. The Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a materially adverse effect on the financial condition of the Company and the Subsidiary Borrowers as a whole.

(b)The execution, delivery and performance by the Subsidiary Borrower of this Subsidiary Borrower Letter, the Credit Agreement and its Notes are
within the Subsidiary Borrower's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (which approval remains in full force and effect), and do not contravene any law, any provision of the Subsidiary Borrower's charter or by-laws or any contractual restriction binding on the Subsidiary Borrower.

(c)This Subsidiary Borrower Letter is, and the Notes of the Subsidiary Borrower when duly executed and delivered by the Subsidiary Borrower, will constitute legal, valid and binding obligations of the Subsidiary Borrower, enforceable against the Subsidiary Borrower in accordance with their respective terms.

(d)In the Subsidiary Borrower's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Subsidiary Borrower or any Subsidiary.

(e)The Consolidated statement of financial position as of December 31, 1996 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of the Company and its Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of the Company to repay Advances.

(f)The Subsidiary Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of the Subsidiary Borrower only or of the Subsidiary Borrower and its subsidiaries on a consolidated basis) subject to the provisions of Section 4.02(a) of the Credit Agreement will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

(g)The Subsidiary Borrower is not an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by the Subsidiary
Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

Very truly yours,

THE BOEING COMPANY

By _________________________
Name:
Title:

[SUBSIDIARY BORROWER]

By __________________________
Name:
Title:


(..continued)







D-2

47299.4/NYL3A
7-Year Credit Agreement

47299.4/NYL3A
7-Year Credit Agreement







To each of the Banks, parties
to The Boeing Company, 7-Year
Credit Agreement  ("Bank Credit Agreement") dated as of
December 8th, 1997 among
The Boeing Company, certain other borrowers parties thereto, the Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
Manhattan Bank, as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


Re: Termination of the 7- Year Credit Agreement

Ladies and Gentlemen:

This letter confirms the termination in whole of the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996, among The Boeing Company, the banks partied thereto and Citibank, N.A., as agent, which Credit Agreement is commonly referred to as the 7-Year Credit Agreement.

The termination is and shall be effective as of the moment immediately preceding the execution and delivery, The Chase Manhattan Bank, as Syndication Agent, by The Boeing Company, Citibank, N.A., as Administrative Agent, and each of the banks listed in Schedule 1 of the Bank Cradit Agreement.


Sincerely,

EXHIBIT F

FORM OF OPINION OF IN-HOUSE COUNSEL TO
SUBSIDIARY BORROWER



[Date]

To each of the Banks parties
to The Boeing Company Bank
Credit Agreement dated as of
December 8, 1997 among
The Boeing Company,
certain other borrowers parties thereto, said Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
Manhattan Bank , as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


The Boeing Company

Ladies and Gentlemen:

	This opinion is furnished to you pursuant to Section 5.04(v) of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December 8, 1997 (the "Credit Agreement") among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and the Chase Manhattan Bank, as Syndication Agent for said Banks. Terms defined in the Credit Agreement are used herein as therein defined.

	I am the [chief legal officer] of the Company, and legal counsel for [insert name of Subsidiary Borrower] (the "Subsidiary Borrower"), and have acted in such capacity in connection with the execution and delivery of the Borrower Subsidiary Letter dated as of [month, date, year] by the Company and the Subsidiary Borrower (the "Borrower Subsidiary Letter"), the execution and delivery of the Guaranty Agreement dated as of [month, date, year] made by the Company in favor of the Administrative Agent and the Banks (the "Guaranty"), the execution and delivery of the Credit Agreement by the Subsidiary Borrower, and the initial Borrowing made by the Subsidiary Borrower under the Credit Agreement.

	In that connection, I have examined:

	(1)	The Credit Agreement.

	(2)	The Guaranty.

	(3)	The Borrower Subsidiary Letter.

	(4)	The other documents furnished by the Company and/or the
Subsidiary Borrower pursuant to Article 5 of the Credit Agreement.

	(5)	The Certificate of Incorporation of the Company and all
amendments thereto (the "Company Charter").

	(6)	The by-laws of the Company and all amendments thereto (the
"Company By-laws").

	(7)	A certificate of the Secretary of State of the State of
Delaware, dated __________, 1997, attesting to the continued corporate existence and good standing of the Company in that State.

	(8)	The Certificate of Incorporation of the Subsidiary Borrower
and all amendments thereto (the "Subsidiary Borrower Charter").

	(9)	The by-laws of the Subsidiary Borrower and all amendments
thereto (the "Subsidiary Borrower By-laws").

	(10)	A certificate of the Secretary of State of the State of [insert state of incorporation of Subsidiary Borrower], dated___________, 1997, attesting to the continued corporate existence and good standing of the Subsidiary Borrower in that State.

In addition, I have examined the originals, or copies certified to my satisfaction, of such other corporate records of the Company and the Subsidiary Borrower, certificates of public officials and of officers of the Company and the Subsidiary Borrower, and agreements, instruments and other documents, as I have deemed necessary as a basis for the opinions expressed below. I have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Banks, the Administrative Agent and the Syndication Agent.

	I am qualified to practice law in the State of Washington and I do not purport to be an expert on any laws other than the laws of the State of Washington, the General Corporation Law of the State of Delaware [and insert state of incorporation of the Subsidiary Borrower if other than Delaware] and the Federal laws of the United States.

	Based upon the foregoing and upon such investigation as I have deemed necessary, I am of the following opinions:

	1.	The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.  The
Subsidiary Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of [insert state of incorporation].

	2.	The execution, delivery and performance by the Company of the
Guaranty and the Borrower Subsidiary Letter are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Company Charter or the Company By-laws or (ii) any law, rule or regulation applicable to the Company (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on the Company. The execution, delivery and performance by the Subsidiary Borrower of the Credit Agreement, the Borrower Subsidiary
Letter and the Subsidiary Borrower's Notes are within the Subsidiary Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Subsidiary Borrower
Charter or the Subsidiary Borrower By-laws or (ii) any law, rule or regulation applicable to the Subsidiary Borrower (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on the Subsidiary Borrower. The Guaranty and the Borrower Subsidiary Letter have been duly executed and delivered on behalf of the Company. have been duly executed and delivered on behalf of the Company. The Credit
Agreement, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes have been duly executed and delivered on behalf of the Subsidiary
Borrower.

	3.	No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Company of the
Guaranty and the Borrower Subsidiary Letter [, except for 	, all of
which have been duly obtained or made and are in full force and effect].
No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Subsidiary Borrower of the Credit Agreement, the Borrower Subsidiary Letter and the Subsidiary
Borrower's Notes [, except for 	, all of which have been
duly obtained or made and are in full force and effect].

	4.	In any action or proceeding arising out of or relating to the
Credit Agreement, the Guaranty, the Borrower Subsidiary Letter, or the Subsidiary Borrower's Notes in any court of the State of Washington or in any federal court sitting in the State of Washington, such court would recognize and give effect to the provisions in the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes wherein the parties thereto agree that the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Washington or a federal court sitting in the State of Washington would apply the usury law of the State of New York, and would not apply the usury law of the State of Washington, to the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter or the Subsidiary Borrower's Notes. However, if a court were to hold that the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's Notes are governed by, and are to be construed in accordance with, the laws of the State of Washington, to the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the
Subsidiary Borrower's Notes would be, under the laws of the State of Washington, legal, valid and binding obligations of the Company and the Subsidiary Borrower parties thereto, enforceable against the Company and the Subsidiary Borrower parties thereto in accordance with their respective terms.

	5.	To the best of my knowledge, there are no pending overtly
threatened actions or proceedings against the Company or any of its Subsidiaries (including the Subsidiary Borrower) before any court or administrative agency which (i) purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter or any of the Subsidiary Borrower's Notes, or (ii) except as disclosed in the Company's financial statements delivered to you prior to the date hereof pursuant to the Credit Agreement, can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary (including the Subsidiary Borrower).

The opinions set forth above are subject to the following qualifications:

	(a)	My opinion in paragraph 4 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

	(b)	My opinion in paragraph 4 above is subject to the effect of
general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).


				Very truly yours,

                                 SCHEDULE I
                 COMMITMENTS AND APPLICABLE LENDING OFFICES

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
| ABN Amro Bank | $40,000,000|One Union Square      |135 South LaSalle St.    |
| N.V.          |            |600 University St.    |Suite 625                |
|               |            |Suite 2323            |Chicago, IL 60603        |
|               |            |Seattle, WA 98101     |Attn: Loan               |
|               |            |Attn:James J.  Rice   |Administration           |
|               |            |Tel:(206)587-2360     |Tel:(312)904-8855        |
|               |            |Fax:(206)682-5641     |Fax:(312)904-6893        |
------------------------------------------------------------------------------
|Bank of America|$60,000,000 |555 South Flower St.  |555 South Flower St.     |
|NT & SA        |            |11th Floor            |11th Floor               |
|               |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|               |            |Attn:  Dianne Allen   |Attn: Rosalie Baca       |
|               |            |Tel:  (213) 228-2820  |Tel:  (213) 228-2824     |
|               |            |Fax:  (213) 228-2756  |Fax:  (213) 228-2756     |
-------------------------------------------------------------------------------
|Bank of China, |$15,000,000 |410 Madison Avenue    |410 Madison Avenue       |
|New York Branch|            |New York, NY 10017    |New York, NY 10017       |
|               |            |Attn: Anna Yuen       |Attn: Rhonda Chen        |
|               |            |Tel: (212) 935-3101   |Tel: (212) 935-3101      |
|               |            |x212                  |x443                     |
|               |            |Fax: (212) 688-0919   |Fax: (212) 688-0919      |
-------------------------------------------------------------------------------
|The Bank of    |$60,000,000 |10990 Wilshire Blvd   |One Wall Street          |
|New York       |            |Suite 1125            |22nd Floor               |
|               |            |Los Angeles, CA 90024 |New York, NY 10286       |
|               |            |Attn: Robert J. Louk  |Attn: Sandra Morgan      |
|               |            |Tel: (310) 996-8663   |Tel: (212) 636-6743      |
|               |            |Fax: (310) 996-8667   |Fax: (212) 635-6877      |
-------------------------------------------------------------------------------
|The Bank of    |$91,000,000 |1201 Third Avenue     |1201 Third Avenue        |
|Tokyo-         |            |Suite 1100            |Suite 1100               |
|Mitsubishi, Ltd|            |Seattle, WA 98101     |Seattle, WA 98101        |
|               |            |Attn: David M. Purcell|Attn:  Ken Johnson       |
|               |            |Tel: (206) 382-6049   |Tel: (206) 382-6021      |
|               |            |Fax: (206) 382-6067   |Fax: (206) 382-6067      |
-------------------------------------------------------------------------------
|BankBoston,    |$50,000,000 |100 Federal Street    |100 Federal Street       |
|N.A.           |            |Large Corporate 01-09-|Large Corporate 01-09-   |
|               |            |05                    |05                       |
|               |            |Boston, MA 02110      |Boston, MA 02110         |
|               |            |Attn: Judith Kelly    |Attn: Denise M. Dowd     |
|               |            |Tel: (617) 434-5280   |Tel: (617) 434-7462      |
|               |            |Fax: (617) 434-6685   |Fax: (617) 434-9933      |
-------------------------------------------------------------------------------
|Bankers Trust  |50,000,000  |One Bankers Trust     |One Bankers Trust        |
|  Company      |            |Plaza, 14th Floor     |Plaza, 14th Floor        |
|               |            |New York, NY 10006    |New York, NY 10006       |
|               |            |Attn:Anthony LoGrippo |Attn: Hsing Huang        |
|               |            |Tel: (212) 250-4886   |Tel: (212) 250-2431      |
|               |            |Fax: (212) 250-7218   |Fax: (212) 250-7351      |
-------------------------------------------------------------------------------

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|Banque         |$30,000,000 |180 Montgomery Street |180 Montgomery Street    |
|Nationale      |            |3rd Floor             |3rd Floor                |
|de Paris       |            |San Francisco,CA 94194|San Francisco,CA 94194   |
|               |            |Attn: D. Guy Gibb     |Attn: Don Hart           |
|               |            |Tel: (415) 956-0707   |Tel: (415) 956-2511      |
|               |            |Fax: (415) 296-8954   |Fax: (415) 989-9041      |
-------------------------------------------------------------------------------
|Credit         |$15,000,000 |101 California Street |55 East Monroe St.       |
|Agricole       |            |Suite 4390            |Suite 4700               |
|Indosuez       |            |San Francisco,CA 94111|Chicago, IL 60603        |
|               |            |Attn: John Hyun       |Attn: Julie Ferreh       |
|               |            |Tel: (415) 773-1283   |Tel: (312) 917-7421      |
|               |            |Fax: (415) 986-4116   |Fax: (312) 372-3848      |
-------------------------------------------------------------------------------
|Canadian       |$99,000,000 |350 S. Grand Avenue   |2727 Paces Ferry Road    |
|Imperial Bank  |            |Suite 2600            |Suite 1200, Bldg. 2      |
|of Commerce    |            |Los Angeles, CA 90071 |Atlanta, GA 30339        |
|               |            |Attn: Robert J. Wagner|Attn: Clare Coyne        |
|               |            |Tel: (213) 617-6248   |Tel: (770) 319-4836      |
|               |            |Fax: (213) 346-0157   |Fax: (770) 319-4950      |
-------------------------------------------------------------------------------
|The Chase      |$110,000,000|270 Park Avenue       |270 Park Avenue          |
|Manhattan      |            |New York, NY 10019    |New York, NY 10019       |
|Bank, N.A.     |            |Attn: Sherwood Exum   |Attn: Sherwood Exum      |
|               |            |Tel: (212) 270-6075   |Tel: (212) 270-6075      |
|               |            |Fax: (212) 270-1469   |Fax: (212) 270-1469      |
-------------------------------------------------------------------------------
|Citicorp       |$110,000,000|399 Park Avenue       |399 Park Avenue          |
|Securities,    |            |12th Floor, Zone 2    |12th Floor, Zone 2       |
|Inc.           |            |New York, NY 10043    |New York, NY 10043       |
|               |            |Attn: Thomas B. Boyle |Attn: Chris Young        |
|               |            |Tel: (212) 559-6149   |Tel: (212) 559-1477      |
|               |            |Fax: (212) 793-1246   |Fax: (212) 583-7185      |
-------------------------------------------------------------------------------
|Credit Lyonnais|$76,000,000 |1301 Avenue of the    |1301 Avenue of the       |
|               |            |Americas              |Americas                 |
|               |            |New York, NY 10019    |New York, NY 10019       |
|               |            |Attn: Bertrand Cousin |Attn: Kenia A. Perez     |
|               |            |Tel:(212) 261-7363    |Tel: (212) 261-7313      |
|               |            |Fax:  (212) 261-7368  |Fax: (212) 261-7368      |
-------------------------------------------------------------------------------
|Deutsche Bank  |$30,000,000 |31 West 52nd Street   |31 West 52nd Street      |
|AG New York    |            |New York, NY 10019    |New York, NY 10019       |
|               |            |Attn: Robert M. Wood  |Attn: Noble Samuel       |
|               |            |Tel: (212) 469-7839   |Tel: (212) 469-4091      |
|               |            |Fax: (212) 469-8212   |Fax: (212) 469-4139      |
-------------------------------------------------------------------------------
|The Industrial |$76,000,000 |350 South Grand Avenue|350 South Grand Avenue   |
|Bank of Japan  |            |Suite 1500            |Suite 1500               |
|               |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|               |            |Attn: Craig Papayanis |Attn: Janice Luong       |
|               |            |Tel: (213) 893-6441   |Tel: (212) 893-6387      |
|               |            |Fax: (213) 488-9840   |Fax: (212) 688-9840      |

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|The Long-Term  |$100,000,000|350 South Grand Avenue|350 South Grand Avenue   |
|Credit Bank of |            |Suite 3000            |Suite 3000               |
|Japan, Ltd.,   |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|Los Angeles    |            |Attn: Tamotsu Ukai    |Attn: Mitchell Davis     |
|Agency         |            |Tel: (213) 689-6345   |Tel: (213) 689-6238      |
|               |            |Fax: (213) 626-1067   |Fax: (213) 626-1067      |
-------------------------------------------------------------------------------
|The Mitsubishi |$99,000,000 |520 Madison Avenue    |520 Madison Avenue       |
|Trust and      |            |New York, NY 10022    |New York, NY 10022       |
|Banking        |            |Attn: Joe Shammas     |Attn: Ming Hwa Chou      |
|Corporation    |            |Tel: (212) 891-8451   |Tel: (212) 891-8263      |
|               |            |Fax: (212) 644-6825   |Fax: (212) 755-2349      |
-------------------------------------------------------------------------------
|Morgan Guaranty|$50,000,000 |60 Wall Street        |Nassau Bahamas Office    |
|Trust Company  |            |New York, NY 10260    |c/o J.P. Morgan          |
|of New York    |            |Attn: Robert Osieski  |Services Inc.            |
|               |            |Tel: (212) 648-7173   |500 Stanton Christiana   |
|               |            |Fax: (212) 648-5018   |Road                     |
|               |            |                      |Newark, DE 19713         |
|               |            |                      |Tel: (302) 634-1938      |
|               |            |                      |Fax:  (302) 634-1852     |
-------------------------------------------------------------------------------
|National       |$40,000,000 |175 Water Street      |175 Water Street         |
|Westminster    |            |New York, NY 10038    |New York, NY 10038       |
|Bank Plc       |            |Attn: Stephen Sayre   |Attn: Angela Bozorgmir   |
|               |            |Tel: (212) 602-5521   |Tel: (212) 602-5491      |
|               |            |Fax: (212) 602-4354   |Fax: (212) 602-4500      |
-------------------------------------------------------------------------------
|NationsBank of |$99,000,000 |444 South Flower St.  |901 Main Street          |
|Texas, N.A.    |            |Suite 400             |Dallas, TX 75202         |
|               |            |Los Angeles, CA 90071 |Attn: Karen Puente       |
|               |            |Attn:George V. Hausler|Tel: (214) 508-3089      |
|               |            |Tel: (213) 236-4925   |Fax: (214) 508-0944      |
|               |            |Fax: (213) 624-5815   |                         |
-------------------------------------------------------------------------------
|PNC Bank,      |$50,000,000 |One PNC Plaza, 2nd Fl.|One PNC Plaza, 6th Fl.   |
|National       |            |249 Fifth Avenue      |249 Fifth Avenue         |
|Association    |            |Pittsburgh, PA 15222  |Pittsburgh, PA 15222     |
|               |            |Atn:Philip K.Liebshcer|Attn: Sally Hunter       |
|               |            |Tel: (412) 762-3202   |Tel: (412) 768-3807      |
|               |            |Fax: (412) 762-6484   |Fax: (412) 768-4586      |
-------------------------------------------------------------------------------
|The Sumitomo   |$40,000,000 |1201 Third Avenue,    |777 South Figueroa,      |
|Bank, Limited  |            |Suite 5320            |Suite 2600               |
|               |            |Seattle, WA 98101     |Los Angeles, CA 90017    |
|               |            |Attn: Robert Granfelt |Attn: Miriam Delgado     |
|               |            |Tel: (206) 223-4050   |Tel: (213) 955-0883      |
|               |            |Fax: (206) 623-8551   |Fax: (213) 623-6832      |
-------------------------------------------------------------------------------

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|The Sumitomo   | $50,000,000|333 South Grand Ave., |333 South Grand Ave.,    |
|Trust & Banking|            |Suite 5300            |Suite 5300               |
|Co., Ltd., Los |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|Angeles Agency |            |Attn: Eleanor Chan    |Attn: Bettina Wen        |
|               |            |Tel: (213) 229-2170   |Tel: (213) 229-2123      |
|               |            |Fax: (213) 613-1083   |Fax: (213) 613-1083      |
-------------------------------------------------------------------------------
|Wachovia Bank, |$60,000,000 |191 Peachtree St.,NE  |191 Peachtree St.,NE     |
|N.A.           |            |Atlanta, GA 30303     |Atlanta, GA 30303        |
|               |            |Attn: John Whitner    |Attn: Gloria Freeman     |
|               |            |Tel: (404) 332-6738   |Tel: (404) 332-6485      |
|               |            |Fax: (404) 332-6898   |Fax: (404) 332-6898      |
-------------------------------------------------------------------------------

                              Exhibit (10) (ii)
             U.S. $ One Billion Five Hundred Million 364-Day Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Adiminstrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of
                               December 8, 1997.

                             THE BOEING COMPANY

                   U.S. $ ONE BILLION FIVE HUNDRED MILLION
                                   364-DAY
                            BANK CREDIT AGREEMENT

                                    among

                             THE BOEING COMPANY
        and the Subsidiaries which are or shall become party hereto, as Borrower

                           THE BANKS PARTY HERETO

                               CITIBANK, N.A.,
                           as Administrative Agent

                                     and

                          THE CHASE MANHATTAN BANK,
                            as Syndication Agent


                        dated as of December 8, 1997



                THIS BANK CREDIT AGREEMENT (the "Agreement") dated as of December 8, 1997, is by and among: THE BOEING COMPANY, a Delaware corporation ("TBC" or the "Company"); the BORROWERS (as defined below); the BANKS (as defined below); CITIBANK, N.A., in its capacity as administrative agent for the Banks (in such capacity, the "Administrative Agent"); and THE CHASE MANHATTAN BANK, in its capacity as syndication agent for the Banks (in such capacity, the "Syndication Agent").

                                  RECITALS

                TBC has requested that the Banks make loans from time to time to TBC and certain of its Subsidiaries in an aggregate principal amount of One Billion Five Hundred Million Dollars ($1,500,000,000). The loans to be provided hereunder are as follows:

                (a) A Advances (as such term and such other terms used in these Recitals without definition are defined in Article I below) to be made by all of the Banks, as a part of A Borrowings, which may be either Base Rate Advances or Eurodollar Rate A Advances; and

                (b) B Advances, to be made by any of the Banks in their sole discretion, as a part of B Borrowings, which may be either Fixed Rate Advances or Eurodollar Rate B Advances.

		The Banks are willing to provide such Advances on the terms and conditions set forth in this Agreement, including subject to the condition precedent that TBC, in its capacity as the direct or indirect parent corporation of all of the other Borrowers, guarantee all of the obligations of such Subsidiaries under this Agreement prior to any Advances being made to any such Subsidiaries.

		The parties hereto agree as follows:

        ARTICLE 1

				Definitions



		Section 1.01. Definitions. As used in this Agreement, the following terms shall have the meanings set out respectively after each:

                "A Advance"--An advance made by a Bank to a Borrower as part of an A Borrowing and refers to a Base Rate Advance or a Eurodollar Rate A Advance, each of which shall be a "Type" of A Advance.

                "A Borrowing"--A borrowing consisting of simultaneous A Advances of the same Type made by each of the Banks pursuant to Section 2.01.

                "A Note"--A promissory note of a Borrower payable to the order of any Bank, in substantially the form of Exhibit A-1 or A-2 hereto, evidencing the indebtedness of that Borrower to such Bank resulting from the aggregate of all Base Rate Advances and the aggregate of all Eurodollar Rate A Advances, respectively, made by such Bank to that Borrower.

                "Administrative Agent"--Citibank, N.A. acting in its capacity as administrative agent for the Banks, or any successor Administrative Agent appointed pursuant to Section 7.06.

                "Administrative Agent's Account"--The account of the Administrative Agent maintained by the Administrative Agent with Citibank, N.A., at its office at 2 Pennsway, Corporate Commons, Suite 200, New Castle, Delaware 19720, Account No. 35852248, Attention: Jay Moffitt.

		"Advance"--An A Advance or a B Advance.

                "Agent"--Individually and collectively, as the context shall require, the Administrative Agent and the Syndication Agent.

		"Agreement"--This agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

                "Applicable Lending Office"--With respect to each Bank, such Bank's Domestic Lending Office in the case of a Base Rate Advance, and such Bank's Eurodollar Lending Office in the case of a Eurodollar Rate Advance and, in the case of a B Advance, the office of such Bank notified by such Bank to the Administrative Agent as its Applicable Lending Office with respect to such B Advance.

		"Applicable Margin"--Means

		with respect to Base Rate Advances, 0% per annum;

		with respect to Eurodollar Rate Advances which have not been Converted to Term Loans, 0.12% per annum;

                with respect to Eurodollar Rate Advances which have been Converted to Term Loans, a fluctuating per annum amount, commencing on the date of the Conversion and ending on the Maturity Date, equal at any time to then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

  =========================================================================
  ||     Public Debt Rating                      |    Applicable Margin  ||
  ||     S&P/Moody's                             |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level I                                 |                 0.15% ||
  ||     A by S&P or A2 by Moody's or above      |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level II                                |                 0.20% ||
  ||     Less than level I but at least A-       |                       ||
  ||     by S&P or A3 by Moody's                 |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level III                               |                 0.25% ||
  ||     less than level II but at least BBB+    |                       ||
  ||     by S&P or Baa1 by Moody's               |                       ||
  ||---------------------------------------------|-----------------------||
  ||     Level IV                                |                 0.375%||
  ||     less than level III                     |                       ||
  =========================================================================


                provided, however, that in the event and during the continuance of an Event of Default which is described in
                Section 6.01(a), the Applicable Margin shall immediately increase by 1.0% above the Applicable Margin then in effect, and, in the case of a Eurodollar Rate Advance, such Advance shall automatically convert to a Base Rate Advance at the end of the Interest Period then in effect for such Eurodollar Rate

                Advance. If at any time no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Banks, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter the rating to be used for purposes of this Agreement until ratings from S&P and Moody's become available shall be as agreed between TBC and the Administrative Agent, and TBC and the Administrative Agent shall use good faith efforts to reach such agreement within such thirty day period, provided, however, that if no such agreement is reached within such thirty day period the Applicable Margin thereafter, until such agreement shall have been reached, shall be (A) if any such rating shall have become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (B) otherwise, the Applicable Margin as set forth under Level IV above.

                "Available Commitment" -- As of any date of determination, (a) the aggregate Commitments of the Banks, as such amount may be reduced, changed or terminated in accordance with the terms of this Agreement, reduced by (b) the aggregate Advances outstanding on such date of determination.

		"B Advance"--An advance by a Bank to a Borrower as part of a B Borrowing resulting from the auction bidding procedure described in Section
2.05 and refers to a Fixed Rate Advance or a Eurodollar Rate B Advance, each of which shall be a "Type" of B Advance.

                "B Borrowing"--A borrowing consisting of simultaneous B Advances from each of the Banks whose offer to make one or more B Advances as part of such borrowing has been accepted by a Borrower under the auction bidding procedure described in Section 2.05.

                "B Note"--A Promissory note of a Borrower payable to the order of any Bank, in substantially the form of Exhibit A-3 or A-4 hereto, evidencing the indebtedness of that Borrower to such Bank resulting from the aggregate of all Fixed Rate Advances and the aggregate of all Eurodollar Rate B Advances, respectively, made by such Bank to such Borrower.

		"B Reduction"--As defined in Section 2.01.

		"Bank"--Subject to the provisions of Section 2.18, any of the banking institutions that is a signatory hereto or that, pursuant to Section 2.13, 2.17, 2.18 or 2.19 shall become a "Bank" hereunder.

                "Base Rate"--The rate of interest announced publicly by Citibank, N.A., in New York, New York, from time to time, as Citibank's base rate.

                "Base Rate Advance"--An A Advance which bears interest at the Base Rate.

		"Base Rate A Note"--An A Note evidencing Base Rate Advances.

                "BCSC" --Boeing Capital Services Corp., a Delaware corporation

		"BFC"--Boeing Financial Corporation, a Delaware corporation.

		"Borrower"--Individually and collectively, as the context shall require, TBC and each Subsidiary Borrower (unless and until it becomes a "Terminated Subsidiary Borrower" pursuant to Section 2.20).

		"Borrower Subsidiary Letter" -- With respect to any Subsidiary Borrower, a letter in the form of Exhibit D hereto, signed by such Subsidiary Borrower and TBC.

		"Borrowing"--An A Borrowing or a B Borrowing.

                "Business Day"--A day of the year on which banks are not required or authorized to close in New York City, and, if the applicable Business Day relates to any Eurodollar Rate Advances, on which dealings are carried on in the London interbank market.

                "Commitment"--For each Bank, the full amount set forth opposite the name of such Bank in Schedule I attached hereto, or, if such Bank is a Replacement Bank or a Bank that has entered into one or more assignments pursuant to Section 2.18 or Section 2.19, the amount set forth for such Bank in the Register maintained by the Administrative Agent pursuant to Section 2.18(b), as such amount may be reduced pursuant to Section 2.03, Section 2.08 or Section 2.17 or increased pursuant to Section 2.17.

		"Company"--The Boeing Company, a Delaware corporation (usually referred to herein as "TBC").

		"Consolidated"--Indicating, as to any accounting concept or statement, the consolidation of such concept or statement with the same concepts or statements of all other members of a class made up of TBC and the Subsidiaries.

		"Continuing Bank" -- As defined in Section 2.19(a).

		"Convert," "Conversion" and "Converted"--Each refers to a conversion of A Advances of one Type into A Advances of another Type pursuant to Section 2.10, 2.11 or 2.14, or to the conversion of A Advances to a Term Loan pursuant to Section 2.03 (as the context shall require).

                "Debt " (i) Indebtedness for borrowed money or for the deferred purchase price of property or services; (ii) the financial obligations evidenced by bonds, debentures, notes or other similar instruments, (iii) financial obligations as lessee under leases which shall have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; and (iv) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or financial obligations of others of the kind referred to in clauses (i) through (iii) above.

                "Domestic Lending Office"--With respect to any Bank, the office of such Bank specified as its "Domestic Lending Office" opposite its name on
Schedule I hereto, or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Borrowers and the Administrative Agent.

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

		"Eurodollar A Note"--An A Note evidencing Eurodollar Rate A
Advances.

		"Eurodollar B Note"--A B Note evidencing Eurodollar Rate B
Advances.

                "Eurodollar Lending Office"--With respect to any Bank, the office of such Bank specified as its "Eurodollar Lending Office" opposite its name on Schedule I hereto (or, if no such office is specified, its Domestic Lending Office), or in the assignment or other agreement pursuant to which it became a Bank, or such other office of such Bank as such Bank may from time to time specify to the Borrowers and the Administrative Agent.

                "Eurodollar Rate"--For any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing, and for the relevant period specified in the applicable Notice of B Borrowing for each Eurodollar Rate B Advance, an interest rate per annum equal to the offered rate for deposits in U.S. dollars for a period substantially equal to the relevant Interest Period (if an A Advance) or the relevant period specified in the applicable Notice of B Borrowing (if a B Advance), appearing on Telerate Page 3750 (or, if unavailable for any reason by Telerate, then by reference to Reuters Screen) as of 11:00 a.m. (London time) two business days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing; provided, that if the foregoing rate is unavailable from Telerate or the Reuters Screen for any reason, then such rate shall be an interest rate per annum equal to the average (rounded upward to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rate per annum at which deposits in U.S. dollars are offered by the principal office of each of the Reference Banks to prime banks in the London interbank market at 11:00 a.m. (London time) two Business Days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of B Borrowing (i) in an amount, for such Eurodollar A Advance, substantially equal to such Reference Bank's Eurodollar Rate Advance comprising part of such A Borrowing and for a period equal to such Interest Period or, (ii) in an amount, for such Eurodollar Rate B Advance, substantially equal to the amount of the Eurodollar Rate B Borrowing which includes such B Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of B Borrowing. The Eurodollar Rate for any Interest Period for each Eurodollar Rate A Advance comprising part of the same Borrowing and for the relevant period specified in a Notice of B Borrowing for each Eurodollar Rate B Advance shall be determined by the Administrative Agent on the basis of applicable rates furnished to and received by the Administrative Agent from the Reference Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

                "Eurodollar Rate Advance"--An A Advance (a "Eurodollar Rate A Advance") or a B Advance (a "Eurodollar Rate B Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of an A Advance or as offered by a Bank and accepted by a Borrower in the case of a B_Advance) over the Eurodollar Rate.

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

		"Facility Fee"--As defined in Section 2.06.

                "Federal Funds Rate"--For any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by it.

                "Fixed Rate Advance"--An Advance made by a Bank to a Borrower as part of a Fixed Rate Borrowing.

		"Fixed Rate Borrowing"--As defined in Section 2.05(a)(i).

		"Guaranty"--Each Guaranty Agreement, dated as of even date herewith, executed by TBC in favor of the Administrative Agent and the Banks, unconditionally guaranteeing the payment of all obligations of a Subsidiary Borrower hereunder and under the Notes executed or to be executed by them.

                "Interest Period"--For each Eurodollar Rate A Advance comprising part of the same Borrowing, the period commencing on the date of such A Advance or the date of the Conversion of any A Advance into such a Eurodollar Rate A Advance and ending on the last day of the period selected by a Borrower pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by the Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three, or six months (or nine months, with the consent of all Banks funding those particular Advances), as a Borrower may, upon notice received by the Administrative Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest Period, select, provided however, that:

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

		"Majority Banks"--Banks holding greater than 50% of the then aggregate unpaid principal amount of the A Notes held by Banks, or, if no such principal amount is then outstanding, Banks having greater than 50% of the Commitments (provided that, for purposes hereof, none of the Borrowers, and none of their affiliates, if a Bank, shall be included in (i) the Banks holding such amount of the A Advances or having such amount of the Commitments or (ii) determining the aggregate unpaid principal amount of the A Advances or the total Commitments).

		"Maturity Date" -- The Termination Date, or, if the Term Loan Conversion Option described in Section 2.03 has been exercised, the date that is the three-year anniversary of the Termination Date.

		"Moody's"--Moody's Investor Services, Inc.

		"Non-Extending Bank" -- As defined in Section 2.19(a).

		"Note"--An A Note or a B Note.

		"Notice of A Borrowing"--As defined in Section 2.02(a).

		"Notice of B Borrowing"--As defined in Section 2.05(a)(i).

		"Notice of Borrowing"--A Notice of A Borrowing or a Notice of B
Borrowing.

                "Person" -- An individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

                "Property, Plant and Equipment"--Any item of real property, or any interest therein, buildings, improvements and machinery.

		"Reference Banks"--The Chase Manhattan Bank, Citibank, N.A., BankBoston, N.A., Bank of New York, and National Westminster Bank plc.

                "Register"--As defined in Section 2.18.

		"Replacement Banks" -- As defined in Section 2.19(c).

		"Required Assignment"--As defined in Section 2.18.

                "Request for Alteration"--A document substantially in the form of Exhibit C hereto, duly executed by TBC, pursuant to the provisions of
Section 2.17.

		"S&P"--Standard & Poor's Corporation.

                "Subsidiary"--Any corporation in which more than 50% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

		"Subsidiary Borrower"--Individually and collectively, as the context shall require, each Subsidiary other than BFC and BCSC in which 100% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries, that is or shall become a "Borrower" hereunder in accordance with Section 2.20; in each case, unless and until it becomes a "Terminated Subsidiary Borrower."

		"Syndication Agent"--The Chase Manhattan Bank, acting in its capacity as syndication agent for the Banks.

		"TBC"--The Boeing Company, a Delaware corporation.

                "Term Loan Conversion Option"--The option described under
Section 2.03 for a Borrower to Convert, as of the Termination Date, all A Advances then outstanding into a term loan.

                "Terminated Subsidiary Borrower"--Individually and collectively, as the context shall required, a Subsidiary Borrower who has ceased to be a "Borrower" for purposes of this Agreement in accordance with
Section 2.20.

                "Termination Date"--The earlier to occur of (i) September 30, 1998, as such date may be extended from time to time pursuant to Section 2.19, and (ii) the date of termination in whole of the Commitments pursuant to
Section 2.08 or Section 6.01.

                "Voting Stock"--All the issued and outstanding capital stock of any corporation having general voting power under ordinary circumstances to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

                Section 1.02. Use of Defined Terms. Any defined term used in the plural preceded by the definite article shall be taken to encompass all members of the relevant class. Any defined term used in the singular preceded by "any" shall be taken to indicate any number of the members of the relevant class.

		Section 1.03. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied.

        ARTICLE 2

                      Amounts and Terms of the Advances

                Section 2.01. The A Advances. Each Bank severally agrees, on the terms and conditions hereinafter set forth, to make A Advances to the Borrowers from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Bank's Commitment, provided that the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "B Reduction"). Each A Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof (or, if less, an aggregate amount equal to the difference between the aggregate amount of a proposed B Borrowing requested by a Borrower and the aggregate amount of B Advances offered to be made by the Banks and accepted by the Borrower in respect of such B Borrowing, if notice of such A Borrowing is given by the Borrower within two Business Days of the date of such B Borrowing) and shall consist of A Advances of the same Type made on the same day by the Banks ratably according to their respective Commitments. Within the limits of each Bank's Commitment, the Borrowers may from time to time borrow, prepay pursuant to Section 2.12, and reborrow under this Section 2.01.

                Section 2.02. Making the A Advances (a) Each A Borrowing shall be made on notice, given by a Borrower to the Administrative Agent not later than 11:00 a.m. (New York City time) on the day of the proposed A Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed A Borrowing in the case of a Eurodollar Rate Borrowing. The Administrative Agent thereupon shall give to each Bank prompt notice thereof by telecopier, telex or cable. Each such notice of an A Borrowing (a "Notice of A Borrowing") shall be by telecopier, telex or cable, confirmed immediately in writing, in substantially the form of Exhibit B-l hereto, specifying therein the requested (i) date of such A Borrowing, (ii) Type of A Advances comprising such A Borrowing, (iii) aggregate amount of such A Borrowing, and (iv) in the case of an A Borrowing comprised of Eurodollar Rate Advances, initial Interest Period for each such A Advance. Every Notice of A Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed A Borrowing. Each Bank shall, before 1:00 p.m. (New York City time) on the date of such A Borrowing, make available for the account of its Applicable Lending Office to the Administrative Agent at the Administrative Agent's Account, in same day funds, such Bank's ratable portion of such A Borrowing. After the Administrative Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Administrative Agent will make such funds available to the Borrower at the Administrative Agent's aforesaid address.

                (b) Each Notice of A Borrowing shall be irrevocable and binding. In the case of any A Borrowing which the related Notice of A Borrowing specifies is to be comprised of Eurodollar Rate Advances, the Borrower requesting such A Borrowing shall indemnify each Bank against any loss, cost or expense incurred by such Bank on account of any failure to fulfill on or before the date specified for such A Borrowing in such Notice of A Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (including loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Bank to fund the A Advance to be made by such Bank as part of such A Borrowing when such A Advance, as a result of such failure, is not made on such date.

                (c) Unless the Administrative Agent shall have received notice from a Bank prior to 1:00 p.m. (New York City time) on the day of any A Borrowing that such Bank will not make available to the Administrative Agent such Bank's ratable portion of such A Borrowing, the Administrative Agent may assume that such Bank has made such portion available to the Administrative Agent on the date of such A Borrowing in accordance with subsection (a) of this Section 2.02 and the Administrative Agent may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such ratable portion available to the Administrative Agent, such Bank and such Borrower severally agree to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to such Borrower until the date such amount is repaid to the Administrative Agent, at (i) in the case of a Borrower, the interest rate applicable at the time to A Advances comprising such A Borrowing and (ii) in the case of such Bank, the Federal Funds Rate.
If such Bank shall repay to the Administrative Agent such corresponding amount, such amount so repaid shall constitute such Bank's A Advance as part of such A Borrowing for purposes of this Agreement.

                (d) The failure of any Bank to make the A Advance to be made by it as part of any A Borrowing shall not relieve any other Bank of its obligation, if any, hereunder to make its A Advance on the date of such A Borrowing, but no Bank shall be responsible for the failure of any other Bank to make the A Advance to be made by such other Bank on the date of any A Borrowing.

                Section 2.03. Conversion to Term Loan, Repayment. TBC may, upon notice given to the Administrative Agent not later than 11:00 a.m. (New York City time) on the Termination Date, Convert the aggregate unpaid principal amount of the A Advances outstanding as of the Termination Date into a term loan. If this Conversion option is exercised, then, on the Termination Date, immediately prior to the time when the aggregate unpaid principal amount of the A Advances would otherwise be due, the aggregate unpaid principal amount of the A Advances then outstanding shall automatically convert into a term loan which each Borrower shall repay to the Administrative Agent for the ratable account of the Banks on the Maturity Date. The amounts so converted shall be treated for all purposes of this Agreement as A Advances except that after the Termination Date:

		(a)	the Borrowers may not make any additional borrowings;

		(b)	any amounts paid or prepaid may not be reborrowed;

                (c) the amount of each Bank's Commitment shall be equal at all times to the principal amount of the A Borrowing payable to such Bank from time to time;

		(d)	the provisions of Section 2.17 shall not be effective;

                (e) no Bank shall have the right to assign its rights in any A Advances outstanding; and

		(f)	no Facility Fees shall accrue or be payable after the
Termination Date.

                Section 2.04. Interest Rate on A Advances The Borrowers shall pay interest on the unpaid principal amount of each A Advance made by each Bank from the date of such A Advance until such principal amount shall be paid in full, at the following rates per annum: (i) during each period in which such A Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time, plus the Applicable Margin, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, or, if the Conversion option described in
Section 2.03 is exercised, the Maturity Date, and (ii) during each period in which such A Advance is a Eurodollar Rate Advance, at a rate per annum equal at all times during each relevant Interest Period for such A Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of each such Interest Period, and on the date such A Advance is Converted or paid in full.

                Section 2.05. The B Advances (a) Each Bank severally agrees that the Borrowers may make B Borrowings under this Section 2.05 from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each B Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Banks. As provided in Section 2.01 above, the aggregate amount of the Commitments of the Banks shall be deemed used from time to time to the extent of the aggregate amount of the B Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Banks ratably according to their respective Commitments; provided, however, that any Bank's B Advances shall not otherwise reduce that Bank's obligation to lend its pro rata share of the remaining Available Commitment.

                (i)     Any Borrower may request a B Borrowing under this
Section 2.05 by delivering to the Administrative Agent, by telecopier, telex or cable, confirmed immediately in writing, a notice of a B Borrowing (a "Notice of B Borrowing"), in substantially the form of Exhibit B-2 hereto, specifying the date and aggregate amount of the proposed B Borrowing, the maturity date for repayment of each B Advance to be made as part of such B Borrowing (which maturity date may not be later than 5 Business Days prior to the Termination Date, but may otherwise be 7 days or more from the date of such B Advance if the Borrower shall specify in the Notice of B Borrowing that the rates of interest to be offered by the Banks shall be fixed rates per annum (a "Fixed Rate Borrowing"), and either 1, 2, 3, 6 or 9 months from the date of such B Borrowing if the Borrower shall specify in the Notice of B Borrowing that such B Borrowing is to be a Borrowing consisting of Eurodollar Rate B Advances (a "Eurodollar Rate B Borrowing")), the interest payment date or dates relating thereto, and any other terms to be applicable to such B Borrowing, not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed B Borrowing if the Borrower shall specify in the Notice of B Borrowing that such B Borrowing is to be a Fixed Rate
Borrowing, and (B) at least four Business Days prior to the date of the proposed B Borrowing, if the Borrower shall instead specify in the Notice of B Borrowing that such B Borrowing is to be a Eurodollar Rate B
Borrowing. Every Notice of B Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed B Borrowing. The Administrative Agent shall in turn promptly notify each Bank of each request for a B Borrowing received by it from the Company by sending such Bank a copy of the related Notice of B Borrowing.

                (ii) Each Bank may, if, in its sole discretion, it elects to do so, irrevocably offer to make one or more B Advances to a Borrower as part of such proposed B Borrowing at a rate or rates of interest specified by such Bank in its sole discretion (such rate of interest to be a fixed rate if the Borrower requested Fixed Rate Advances, or a margin over the Eurodollar Rate if the Borrower requested Eurodollar Rate B Advances), by notifying the Administrative Agent (which shall give prompt notice thereof to the Company and such Borrower), before 10:00 a.m. (New York
City time) (A) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above and (B) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, of the minimum amount and maximum amount of each B Advance which such Bank would be willing to make as part of such proposed B Borrowing (which amounts may, subject to the proviso to the first sentence of this Section 2.05(a), exceed such Bank's Commitment), the rate or rates of interest therefor (specified as stated in this paragraph (ii)) and such Bank's Applicable Lending Office with respect to such B Advance; provided that if the Administrative Agent in its capacity as a Bank shall, in its sole discretion, elect to make any such offer, it shall notify such Borrower and the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Administrative Agent by the other Banks.
If, by 10:00 a.m. (New York City time) on the date on which notice of a Bank's election under this Section 2.05(a)(ii) is to be made, the Administrative Agent fails to receive, at its address referred to in
Section 8.02, the notice from a Bank provided for in this Section 2.05(a)(ii), the Administrative Agent may conclusively presume that such Bank has elected not to offer to make any B Advances to such Borrower with respect to the related Notice of B Borrowing.

                (iii) Such Borrower shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (A) of paragraph (i) above, and (B) before 12:00 noon (New York City time) three Business Days before the date of such proposed B Borrowing, in the case of a Notice of B Borrowing delivered pursuant to clause (B) of paragraph (i) above, either:

                        (x) cancel such B Borrowing by giving the Administrative Agent notice to that effect, or

                        (y) accept one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(ii), in its sole discretion, by giving notice to the Administrative Agent of the amount of each B Advance (which amount shall be equal to or greater than the minimum amount, and equal to or less than the maximum amount, notified to the Borrower by the Administrative Agent on behalf of such Bank for such B Advance pursuant to

Section 2.05(a)(ii) above) to be made by each Bank as part of such B Borrowing, and reject any remaining offers made by Banks pursuant to Section 2.05(a)(ii) above by giving the Administrative Agent notice to that effect; provided that offers will be accepted, if at all, in order of lowest to highest interest rates, and, if two or more Banks bid at same rate, the B Borrowing will be allocated among such Banks in proportion to the amount bid by each such Bank.

                (iv) If the Borrower notifies the Administrative Agent that such B Borrowing is canceled pursuant to Section 2.05(a)(iii)(x) above, the Administrative Agent shall give prompt notice thereof to the Banks and such B Borrowing shall not be made.

                (v) If the Borrower accepts one or more of the offers made by any Bank or Banks pursuant to Section 2.05(a)(iii)(y) above, the Administrative Agent shall in turn promptly (A) notify each Bank that has made an offer as described in Section 2.05(a)(ii) above, of the date and aggregate amount of such B Borrowing and whether or not any offer or offers made by such Bank pursuant to Section 2.05(a)(ii) above have been accepted by the Borrower , (B) notify each Bank that is to make a B Advance as part of such B Borrowing, of the amount of each B Advance to be made by such Bank as part of such B Borrowing, and (C) upon satisfaction of the conditions set forth in
5.03 or 5.06, as applicable, notify each Bank that is to make a B Advance as part of such B Borrowing that the applicable conditions set forth in Article 5 appear to have been satisfied. Each Bank that is to make a B Advance as part of such B Borrowing shall, before 1:00 p.m. (New York City time) on the date of such B Borrowing specified in the notice received from the Administrative Agent pursuant to clause (A) of the preceding sentence and when such Bank shall have received notice from the Administrative Agent pursuant to clause (C) of the preceding sentence, make available for the account of its Applicable Lending Office to the Administrative Agent at the Administrative Agent's Account such Bank's portion of such B Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in Article 5 and after receipt by the Administrative Agent of such funds, the Administrative Agent will make such funds available to the Company at the Administrative Agent's Account. Promptly after each B Borrowing the Administrative Agent will notify each Bank of the amount of the B Borrowing, the consequent B Reduction and the dates upon which such B Reduction commenced and will terminate.

                (b) Each Notice of B Borrowing shall request an aggregate amount of B Advances not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof provided that the Borrowers may accept offers aggregating less than $10,000,000 and offers which are not an integral multiple of $1,000,000 and provided further that following the making of each B Borrowing, the Borrowers shall be in compliance with the limitation set forth in the proviso to the first sentence of subsection (a) above. Within the limits and on the conditions set forth in this Section 2.05, the Borrowers may from time to time borrow under this Section 2.05, repay or prepay pursuant to Section 2.05(c), and reborrow under this Section 2.05, provided that a B Borrowing shall not be made within three Business Days of the date of any other B Borrowing.

                (c) On the maturity date of each B Advance (such maturity date being that specified by the Borrower for repayment of such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i)) the Borrower shall repay to the Administrative Agent for the account of the Bank which has made such B Advance the then unpaid principal amount of such B Advance. The Borrowers shall have no right to prepay any principal amount of any B Advance.

                (d) The Borrowers shall pay interest on the unpaid principal amount of each B Advance, from the date of such B Advance to the date the principal amount of such B Advance is repaid in full, at the fixed rate of interest for such B Advance (in the case of a Fixed Rate B Advance) specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above or (in the case of a Eurodollar Rate B Advance) the margin specified by the Bank making such B Advance in its notice with respect thereto delivered pursuant to Section 2.05(a)(ii) above plus the Eurodollar Rate determined with respect to such B Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Borrowers for such B Advance in the related Notice of B Borrowing delivered pursuant to Section 2.05(a)(i) above.

                (e) The indebtedness of each Borrower resulting from all B Advances made by a Bank shall be evidenced by a single B Note made by such Borrower and payable to the order of such Bank covering all Fixed Rate Advances, and a single B Note made by such Borrower and payable to the order of such Bank covering all Eurodollar B Advances, made by such Bank to such Borrower.

		(f)	Any Bank may, without the prior written consent of the
Borrowers , sell or assign all or any part of such Bank's rights in any or all of the B Advances made by such Bank or the B Notes in connection with such B Advances as a participation, provided, however, that (i) any such sale or assignment shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the selling or assigning Bank shall otherwise comply with all federal and state securities laws applicable to such transaction; (ii) no purchaser or assignee in such a transaction shall thereby become a "Bank" for any purpose under this Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, and (v) the Borrowers, the Administrative Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

                Section 2.06. Fees. TBC agrees to pay to the Administrative Agent for the account of each Bank a facility fee ("Facility Fee") on such Bank's Commitment, without regard to usage. Such fee shall be payable for the periods from the date hereof in the case of each Bank named in Schedule I attached hereto, and from the effective date on which any other Bank becomes party hereto, until the Termination Date at the rate of .03% per annum; provided, however, that if the Term Loan Conversion Option has been exercised, no Facility Fees shall accrue or be payable during the period following the effective date of that Conversion. Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement and on either the Termination Date (in the event the Term Loan Conversion Option has not been exercised) or the date that the Conversion takes effect (in the event the Term Loan Conversion Option has been exercised). The

Facility Fee shall be calculated based on a 360-day year. The amount of the Facility Fee payable on January 1, 1998 and on either the Termination Date or the date that the Conversion takes effect, as applicable, shall be prorated based on the actual number of days elapsed either since the date hereof (in the case of January 1, 1998 payment) or since the date on which the last payment in respect of the Facility Fee was made (in the case of the payment made on either the Termination Date or the date that the Conversion takes effect, as applicable).

                Section 2.07.  [intentionally omitted.]

		Section 2.08.  Reduction of the Commitments.
                (a) Optional Reductions. TBC shall have the right, upon at least 3 Business Days' notice to the Administrative Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments of the Banks, provided that each partial reduction shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and provided further that the aggregate amount of the Commitments of the Banks shall not be reduced to an amount which is less than the aggregate principal amount of the B Advances then outstanding.

		(b)	Mandatory Reduction.  At the close of business on the
Termination Date, the aggregate Commitments of the Banks shall be automatically and permanently reduced, on a pro rata basis, by an amount equal to the amount by which the aggregate Commitments immediately prior to giving effect to such reduction exceeds the aggregate unpaid principal amount of the A Advances then outstanding.

                Section 2.09. Additional Interest on Eurodollar Rate A Advances. The Borrowers shall pay to each Bank, so long as such Bank shall be required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate A Advance of such Bank, from the date of such A Advance until such principal amount is paid in full, at an interest rate per annum equal at all times to the remainder obtained by subtracting (i) the Eurodollar Rate for the Interest Period for such A Advance from (ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Bank for such Interest Period, payable on each date on which interest is payable on such A Advance. Such additional interest shall be determined by such Bank and notified to the Borrowers through the Administrative Agent.

                Section 2.10.  Eurodollar Interest Rate Determination.
(a) The Administrative Agent shall determine each Eurodollar Rate by using the methods described in the definition of the term "Eurodollar Rate," and shall give prompt notice to the Borrowers and the Banks of each such Eurodollar Rate.

                (b) In the event the rate cannot be determined by the first method described in the definition of "Eurodollar Rate," each Reference Bank agrees to furnish to the Administrative Agent timely information for the purpose of determining each such Eurodollar Rate in accordance with the second method described therein. If any one or more of the Reference Banks shall not furnish such timely information to the Administrative Agent for the purpose of determining any such interest rate, the Administrative Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. In the event the rate cannot be determined by the either of the methods described in the definition of "Eurodollar Rate," then:


                (i) the Administrative Agent shall forthwith notify the Borrowers and the Banks that the interest rate cannot be determined for such Eurodollar Rate Advances,

                (ii) each such Advance, if an A Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if the Borrower was attempting to Convert a Base
Rate Advance into a Eurodollar Rate A Advance, such Advance will continue as a Base Rate Advance), and

		(iii) 	the obligation of the Banks to make Eurodollar Rate B
Advances, or to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Administrative Agent shall notify the Borrowers and the Banks that the circumstances causing such suspension no longer exist.

		(c)	If, with respect to any Eurodollar Rate A Advances, the
Majority Banks notify the Administrative Agent that the Eurodollar Rate for any Interest Period for such A Advances will not adequately reflect the cost to such Majority Banks of making, funding or maintaining their respective Eurodollar Rate A Advances for such Interest Period, the Administrative Agent shall forthwith so notify the Borrowers and the Banks, whereupon

                (i) each Eurodollar Rate A Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and

                (ii) the obligation of the Banks to make, or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until the Administrative Agent shall notify the Borrowers and such Banks that the circumstances causing such suspension no longer exist.

                (d) If a Borrower shall fail to select the duration of any Interest Period for any Eurodollar Rate A Advances in accordance with the provisions contained in the definition of "Interest Period" in Section 1.01, the Administrative Agent will forthwith so notify the Borrower and the Banks and such A Advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

                Section 2.11. Voluntary Conversion of A Advances. Any Borrower may on any Business Day, upon notice given to the Administrative Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion and subject to the provisions of Sections 2.10 and 2.14, Convert all A Advances of one Type comprising the same A Borrowing into Advances of another Type; provided, however, that any Conversion of any Eurodollar Rate A Advances into Base Rate Advances shall be made on, and only on, the last day of an Interest Period for such Eurodollar Rate A Advances. Each such notice of a Conversion shall, within the restrictions specified above, specify (i) the date of such Conversion, (ii) the A Advances to be Converted, and (iii) if such Conversion is into Eurodollar Rate A Advances, the duration of the Interest Period for each such A Advance.

                Section 2.12. Prepayments. Any Borrower shall have the right at any time and from time to time, upon prior written notice from the Borrower to the Administrative Agent, to prepay its outstanding principal obligations evidenced by its A Notes in whole or ratably (except as provided in Section
2.14 or 2.17) in part and may be obligated to make certain prepayments of obligations evidenced by one or more A Notes subject to and in accordance with the following (provided that every notice of prepayment given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that prepayment):

                (a) With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty, upon notice given to the Administrative Agent, and shall be made not later than 11:00 a.m. (New York City time) on the date of such prepayment. The Borrower shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Base Rate Advances then outstanding for that Borrower.

                (b) With respect to Eurodollar Rate A Borrowings, such prepayment shall be made on at least 3 Business Days' prior written notice.
The Borrower shall designate in such notice the amount and date of such prepayment and the Eurodollar Rate A Borrowings against which each portion of each prepayment shall be applied, which portion shall be ratable as among the Banks. The minimum amount of Eurodollar Rate A Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Eurodollar Rate A Advances then outstanding for that Borrower. The Borrower shall, on the date of the prepayment, pay to the Administrative Agent for the account of each Bank interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Bank for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Bank as a result of such prepayment, provided that such Bank shall exercise reasonable efforts to minimize any such losses, costs and expenses.

                (c) If due to any prepayment pursuant to Section 2.14 or to the acceleration of any of the A Notes pursuant to Section 6.01 or otherwise, any Bank receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate A Advance on any day other than the last day of an Interest Period with respect to such A Advance, the Borrowers will pay to the Administrative Agent for the account of such Bank any amounts which may be payable to such Bank by the Borrower by reason of payment on such day as provided in Section 2.12(b).

                Section 2.13. Increases in Costs. (a) If, due to either (1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or increase of reserve requirements referred to in Section 2.09) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after December 8, 1997 or (2) the compliance with any request from or by any central bank or other governmental authority (whether or not having the force of law), there shall be any increase in the costs incurred by any Bank in agreeing to make or making, funding or maintaining any Eurodollar Rate A Advance then or at any time thereafter outstanding, then the Borrowers shall from time to time, upon demand of such Bank (with a copy of such demand to the Administrative Agent), pay to the Administrative Agent for the account of such Bank such amounts as shall be required to compensate such Bank for such increased cost, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost. A certificate as to the amount of such increase in costs, submitted to the Borrowers and the Administrative Agent by such Bank, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

		(b)	If any Bank determines that compliance with any law or
regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after December 8, 1997 affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and that the amount of such capital is increased by or based upon the existence of such Bank's commitment to lend hereunder and other commitments of this type, then, upon demand by such Bank (with a copy of such demand to the Administrative Agent), the Borrowers shall immediately pay to the Administrative Agent for the account of such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank in the light of such circumstances, to the extent that such Bank reasonably determines such increase in capital to be allocable to the existence of such Bank's commitment to lend hereunder, provided that such Bank shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Borrowers hereunder. A certificate as to such amounts submitted to the Borrowers and the Administrative Agent by such Bank, shall be conclusive and binding for all purposes, absent manifest error.

                (c) (1) Any and all payments by any Borrower hereunder or under the Notes shall be made, in accordance with Section 2.15, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deduction, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Bank and the Administrative Agent, taxes that are imposed on its overall net income by the United States and taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction under the laws of which such Bank or the Administrative Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Bank, taxes that are imposed on its overall net income ( and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction of such Bank's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or under the Notes being hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect to any sum payable hereunder or under any Note to any Bank or the Administrative Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.13(c)) such Bank or the Administrative Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

                        (2) In addition, each Borrower shall pay any present or future stamp, documentary, excise, property or similar taxes, charges, or levies that arise from any payment made hereunder or under the Notes or from the execution, delivery or registration of, performing under, or otherwise with respect to, this Agreement or the Notes (hereinafter referred to as "Other Taxes").

			(3)	Each Borrower shall indemnify each Bank and the
Administrative Agent for and hold it harmless against the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.13(c), imposed on or paid by such Bank or the Administrative Agent (as the case may be) and any liability ( including penalties, additions to tax, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Bank or the Administrative Agent (as the case may be) makes written demand therefor.

                        (4) Within 30 days after the date of any payment of Taxes, the Borrower which paid such Taxes shall furnish to the Administrative Agent, at its address referred to in Section 8.02, the original or a certified copy of a receipt evidencing such payment. In the case of any payment hereunder or under the Notes by or on behalf of any Borrower through an account or branch outside the United States or by or on behalf of any Borrower by a payor that is not a United States person, if the Borrower determines that no taxes are payable in respect thereof, such Borrower shall furnish, or shall cause such payor to furnish, to the Administrative Agent, at such address, an opinion of counsel acceptable to the Administrative Agent stating that such payment is exempt from Taxes. For purposes of this subsection (4) and subsection (5), the terms "United States" and "United States person" shall have the meanings specified in Section 7701 of the Internal Revenue Code.

                        (5) Each Bank organized under the laws of a jurisdiction outside the United States shall, on or prior to the date of its execution and delivery of this Agreement (in the case of each Bank listed in Schedule I attached hereto), and from the date on which any other Bank becomes party hereto (in the case of each other Bank), and from time to time thereafter as requested in writing by TBC (but only so long thereafter as such Bank remains lawfully able to do so), provide each of the Administrative Agent and TBC with two original Internal Revenue Service forms 1001 or 4224, as appropriate, or any successor of other form prescribed by the Internal Revenue Service, certifying that such Bank is exempt from or entitled to a reduced rate of United States withholding tax on payments pursuant to this Agreement or the Notes. If the forms provided by a Bank at the time such Bank first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Bank provides the appropriate form certifying that a lesser rate applies, whereupon withholding tax at such lesser rate only shall be considered excluded from Taxes for periods governed by such form; provided, however, that, if at the date on which a Bank becomes a party to this Agreement, the Bank assignor was entitled to payments under subsection (1) above in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Bank assignee on such date. If any form or document referred to in this subsection (5) requires the disclosure of information, other than information necessary to compute the tax payable and information required on the date hereof by Internal Revenue Service form 1001 or 4224, that the Bank reasonably considers to be confidential, the Bank shall give notice thereof to the Borrower and shall not be obligated to include in such form or document confidential information.

                        (6) For any period with respect to which any Bank has failed to provide TBC with the appropriate form described in subsection
(5) above (other than if such failure is due to a change in law occurring after the date on which a form originally was required to be provided or if such form otherwise is not required under subsection (5) above), such Bank shall not be entitled to indemnification under subsection (1) or (3) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Bank become subject to Taxes because of its failure to deliver a form required hereunder, TBC shall take such steps as such Bank shall reasonably request to assist such Bank to recover such Taxes.

                (d) Upon receipt of notice from any Bank claiming compensation pursuant to this Section 2.13 and as long as no Event of Default and no event which with notice or lapse of time or both would constitute an Event of Default shall have occurred and be continuing, TBC shall have the right, on or before the 30th day after the date of receipt of such notice, (i) to arrange for one or more Banks or other commercial banks to assume the Commitment of such Bank; subject, however, to payment to Administrative Agent by assignor or assignee of a processing and recording fee of $3,500, in the event the replacement bank is not a Bank; or (ii) to arrange for the Commitment of such Bank to be terminated and all A Advances owed to such Bank to be prepaid; and, in either case, subject to payment in full of all principal, accrued and unpaid interest, fees and other amounts payable under this Agreement and then owing to such Bank immediately prior to the assignment or termination of the Commitment of such Bank.

		Section 2.14. Illegality. If there is any introduction of, or change in, or in the interpretation of, any law or regulation, which in the opinion of counsel for the Administrative Agent in the relevant jurisdiction shall make it unlawful, or if any central bank or other governmental authority shall assert that it is unlawful, for any Bank to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations with respect to Eurodollar Rate Advances as provided hereunder, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority and notice given to the Borrowers (accompanied by such opinion, if applicable) by the Administrative Agent, the Borrowers shall forthwith either
(1) prepay in full all Eurodollar Rate A Advances made by such Bank as a part of Eurodollar Rate A Borrowings, with accrued interest thereon and all other amounts which may be payable to such Bank by the Borrowers as provided in
Section 2.12(b) or (2) Convert all such Eurodollar Rate A Advances made by such Bank into A Borrowings of another Type as provided in Section 2.11. Upon such demand or such notice of prepayment or Conversion, the obligation of such Bank to make or to Convert A Advances into, Eurodollar Rate A Advances shall be suspended until such time as the event giving rise to such prepayment or Conversion shall no longer apply, at which time the Commitment of such Bank to make A Advances for the funding of, or Conversion to, Eurodollar Rate A Borrowings shall be reinstated, subject to its then available Commitment.

                Section 2.15. Payments and Computations. (a) The Borrowers shall make each payment hereunder and under the Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Administrative Agent at the Agent's Account in same day funds. The Administrative Agent will promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.05, 2.09, 2.13, 2.14, or 2.17) to the Banks for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Bank to such Bank for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement. From and after the effective date of an assignment pursuant to Section 2.18, the Administrative Agent shall make all payments hereunder and under the Notes in respect of the interest assigned thereby to the Bank assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.

                (b) All computations of interest based on the Base Rate shall be made by the Administrative Agent on the basis of a year of 365 or 366 days, as the case may be, and all computations of interest based on the Eurodollar Rate or the Federal Funds Rate and of Facility Fees shall be made by the Administrative Agent, and all computations of interest pursuant to
Section 2.09 shall be made by a Bank, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Administrative Agent (or, in the case of Section 2.09, by a Bank) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

                (c) Whenever any payment hereunder or under the Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the next preceding Business Day.

                (d) Unless the Administrative Agent shall have received notice from a Borrower prior to the date on which any payment is due to the Banks hereunder that such Borrower will not make such payment in full, the Administrative Agent may assume that the Borrower has made such payment in full to the Administrative Agent on such date and the Administrative Agent may, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent that such Borrower shall not have so made such payment in full to the Administrative Agent, each Bank shall repay to the Administrative Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Administrative Agent, at the Federal Funds Rate.

                Section 2.16. Sharing of Payments, Etc. If any Bank shall obtain any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the A Advances made by it (other than pursuant to Sections 2.09, 2.13, 2.14 or 2.17), in excess of its ratable share of payments on account of the A Advances obtained by all the Banks, such Bank shall forthwith purchase from the other Banks such participations in the A Advances made by them as shall be necessary to cause such purchasing Bank to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Bank, such purchase from each Bank shall be rescinded and such Bank shall repay to the purchasing Bank the purchase price to the extent of such recovery together with an amount equal to such Bank's ratable share (according to the proportion of (i) the amount of such Bank's required repayment to (ii) the total amount so recovered from the purchasing Bank) of any interest or other amount paid or payable by the purchasing Bank in respect of the total amount so recovered. The Borrowers agree that any Bank so purchasing a participation from another Bank pursuant to this Section 2.16 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Bank were creditor of the Borrowers in the amount of such participation.

                Section 2.17. Alteration of Commitments and Addition of Banks. By a written agreement executed only by TBC, the Administrative Agent and the Bank or bank affected:

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

                The Administrative Agent may execute any such agreement without the prior consent of any Bank (other than the Bank or bank affected), except that if at the time the Administrative Agent proposes to execute such agreement either (A) TBC's long-term senior unsecured debt is rated lower than BBB by S&P or lower than Baa2 by Moody's or (B) an Event of Default, or an event which with notice or lapse of time or both would constitute an Event of Default, shall have occurred and be continuing, then the Administrative Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Banks and provided that the Administrative Agent shall not execute any such agreement without the prior written consent of the Majority Banks if such agreement would increase the total of the Commitments to an amount in excess of $1,500,000,000. The Administrative
Agent shall give each Bank prompt notice of any such agreement becoming effective. All requests for Bank consent under the provisions of this Section
2.17 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in Exhibit C. On the Effective Date on which the Commitment of any Bank is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Borrowers or such Bank, as the case may be, shall make available to the Administrative
Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Administrative Agent shall distribute such funds received by it to the Borrowers or to such Banks, as the case may be) so that at the close of business on such date the sum of the A Advances of each Bank then outstanding shall be in the same proportion to the total of the A Advances of all the Banks then outstanding as the Commitment of each Bank is to the total of the Commitments. The
Administrative Agent shall give each Bank notice of the amount to be made available by, or to be distributed to, such Bank at least 5 Business Days before such payment is made.

		Section 2.18. Assignments; Sales of Participations and Other
Interests in Notes.
                (a) From time to time each Bank may with the prior consent of TBC and the affected Borrowers and subject to the qualifications set forth below, assign to one or more Banks or other commercial banks (each such Bank or bank being an "Eligible Assignee") all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and all A Notes held by
it) and will, at any time, if arranged by the Company pursuant to clause (A) of this sentence upon at least 30 days' notice to such Bank and the Administrative Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the A Advances owing to it and all A Notes held by it); provided, however, that if such Bank shall notify TBC, the affected Borrowers and the Administrative Agent of its intent to request the consent of TBC and the affected Borrowers to an assignment, TBC shall have the right, for 30 days after receipt of such notice and so long as no Event of Default shall have occurred and be continuing, in its sole discretion either (A) to arrange for one or more Eligible Assignees to accept such assignment (a "Required Assignment") or (B) to arrange for the rights and obligations of such Bank (including, without limitation, such Bank's Commitment), and the total Commitments of the Banks to be reduced by an amount equal to the amount of such Bank's Commitment to be assigned and in connection with such reduction, to prepay that portion of the A Advances owing to such Bank which it proposes to assign; provided further that if TBC fails to notify such Bank that it has arranged for an assumption or reduction of the portion of Commitment to be assigned within 30 days of the receipt by TBC of such Bank's request for consent to assignment, the Borrowers shall be deemed to consent to the proposed assignment; provided further that (i) any such assignment shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the A Notes under the blue sky laws of any state and the assigning Bank shall otherwise comply with all federal and state securities laws applicable to such assignment; (ii) the amount of the Commitment of the assigning Bank being assigned pursuant to each such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and (iii) the aggregate amount of the Commitment of the assigning Bank assigned pursuant to all such assignments of such Bank (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Bank's Commitment (as set forth in Section 1.02, in the case of each Bank that is a party hereto as of December 8, 1997, or as set forth in the Register as the aggregate Commitment assigned to such Bank pursuant to one or more assignments, in the case of any assignee). No Bank shall be obligated to make a Required Assignment unless such Bank shall have received payments in an aggregate amount at least equal to the outstanding principal amount of all A Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Bank under this Agreement (including without limitation Section 2.12(c) provided that such Bank shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable). From and after the effective date of any assignment pursuant to this Section 2.18(a), (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment have the rights and obligations of a Bank hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by any assignment pursuant to this
Section 2.18(a) for a period of nine months following the effective date specified in such assignment and (y) the Bank assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment relinquish its rights and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto). Notwithstanding any other provision in this Agreement, any Bank may at any time (aa) create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System, and (bb) assign all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the A Advances owing to it and all A Notes held by it) to an affiliate of such Bank, except if the result of the assignment is to increase the cost to the Borrowers of requesting, borrowing, continuing, maintaining, paying or converting any Advances, provided in each case that such Bank gives prior or contemporaneous notice to TBC, the affected Borrowers and Administrative Agent of the assignment.

                (b) The Administrative Agent shall maintain at its address referred to in Section 8.02 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the A Advances of each Borrower owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Administrative Agent and the Banks may treat each entity whose name is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Bank at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Administrative Agent from the assigning Bank of an assignment in form and substance satisfactory to the Administrative Agent executed by an assigning Bank and an assignee representing that it is an Eligible Assignee, together with each A Note subject to such assignment, and a processing and recording fee of $3,500 (payable by either the assignor or the assignee), the Administrative Agent shall, if such assignment is a Required Assignment or has been consented to by the Borrowers to the extent required by Section 2.18(a) or has been effected pursuant to Section 2.19(c), (i) accept such assignment, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to TBC and the affected Borrowers. Within five Business Days after its receipt of such notice, the Company, at its own expense, shall execute and deliver to the Administrative Agent in exchange for each surrendered A Note a new A Note to the order of such Eligible Assignee in an amount equal to the Commitment assumed by it pursuant to such assignment, and if the assigning Bank has retained a Commitment hereunder, a new A Note to the order of the assigning Bank in an amount equal to the Commitment retained by it hereunder. Such new A Note or A Notes shall be in an aggregate principal amount equal to the principal amount of such surrendered A Note, shall be dated the effective date of such assignment and shall otherwise be substantially in the form of Exhibit A-1 or A-2 hereto, as appropriate.

                (c) Each Bank may sell participations in all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by it) to one or more affiliates of such Bank or to one or more other commercial banks; provided, however, that (i) any such participation shall not require the Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify the Notes under the blue sky laws of any state and the Bank selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction, (ii) no purchaser of such a participation shall be considered to be a "Bank" for any purpose under the Agreement, (iii) such Bank's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers hereunder) shall remain unchanged, (iv) such Bank shall remain solely responsible to the other parties hereto for the performance of such obligations, (v) such Bank shall remain the holder of such Notes for all purposes of this Agreement, and (vi) the Borrowers, the Administrative Agent and the other Banks shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement.

                (d) Any Bank may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 2.18, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrowers furnished to such Bank by or on behalf of the Borrowers; provided, however, that, prior to any such disclosure of information that is not publicly available, such Bank shall obtain the written consent of the Borrowers, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such information received by it from such Bank except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process or by law or governmental regulation or authority.

		Section 2.19.  Extension of Termination Date.
                (a) TBC may, on behalf of itself and the Subsidiary Borrowers, by written notice to the Administrative Agent in the form of Exhibit E (each such notice being an "Extension Request") given no earlier than 45 days and no later than 30 days prior to the then applicable Termination Date, request that the then applicable Termination Date be extended to a date 364 days after the then applicable Termination Date. Such extension shall be effective with respect to each Bank which, by a written notice in the form of Exhibit F (a "Continuation Notice") to TBC and the Administrative Agent given no earlier than 30 days and no later than 20 days prior to the then applicable
Termination Date, consents, in its sole discretion, to such extension (each Bank giving a Continuation Notice being referred to sometimes as a "Continuing Bank" and each Bank other than a Continuing Bank being a "Non-Extending Bank") provided, however, that such extension shall be effective only if the aggregate Commitments of the Continuing Banks are not less than 66-2/3% of the aggregate Commitments of the Banks on the date of the Extension Request. No Bank shall have any obligation to consent to any such extension of the Termination Date. The Administrative Agent shall notify each Bank of the receipt of an Extension Request within three (3) Business Days after receipt thereof. The Administrative Agent shall notify the Company and the Banks no later than 15 days prior to the applicable Termination Date whether the Administrative Agent has received Continuation Notices from Banks holding at least 66-2/3% of the Aggregate Commitments on the date of the Extension Request.

                (b) The Commitment of each Non-Extending Bank shall terminate at the close of business on the Termination Date in effect prior to the delivery of such Extension Request without giving any effect to such proposed extension, and on such Termination Date TBC shall take one of the following three actions:

                (i) Replace the Non-Extending Banks pursuant to Section 2.19(c); or

                (ii) Pay or cause to be paid to the Administrative Agent, for the account of the Non-Extending Banks, an amount equal to the Non-Extending Banks' A Advances, together with accrued but unpaid interest and fees thereon and all other amounts then payable hereunder; or

                (iii) By giving notice to the Administrative Agent no later than three days prior to the Termination Date, elect not to extend the Termination Date beyond the then applicable Termination Date and in this event the Borrowers may in their sole discretion repay any amount of the A Advances then outstanding or make an A Borrowing pursuant to Article 2 and the amount of the A Advances outstanding thereafter shall convert to a term loan pursuant to Section 2.03.

                (c) A Non-Extending Bank shall be obligated, at the request of TBC to assign at any time prior to the close of business on the Termination Date applicable to such Non-Extending Bank all of its rights (other than rights that would survive the termination of the Agreement pursuant to Section 8.03) and obligations hereunder to one or more Banks or other commercial banks nominated by TBC and willing to become Banks in place of such Non-Extending Bank (the "Replacement Banks"). In order to qualify as a Replacement Bank, a Bank or bank must satisfy all of the requirements of this Agreement (including without limitation the terms of Section 2.18 relating to Required
Assignments). Such obligation of the Non-Extending Banks is subject to such Non-Extending Bank receiving (i) payment in full from the Replacement Banks of the principal amount of all Advances owing to such Non-Extending Bank immediately prior to an assignment to the Replacement Banks and (ii) payment in full from the Borrowers of all accrued interest and fees and other amounts payable hereunder and then owing to such Non-Extending Bank immediately prior to the assignment to the Replacement Banks. Upon such assignment, the Non-Extending Bank shall no longer be a Bank, such Replacement Banks shall become Continuing Banks, and the Administrative Agent shall make appropriate entries in the Register to reflect the foregoing.

                Section 2.20. Subsidiary Borrowers. (a) TBC may at any time, and from time to time, by delivery to the Administrative Agent of a Borrower Subsidiary Letter substantially in the form of Exhibit D hereto, duly executed by TBC and the respective Subsidiary, designate such Subsidiary as a "Subsidiary Borrower" for purposes of this Agreement, and such Subsidiary shall thereupon become a "Subsidiary Borrower" for purposes of this Agreement and, as such, shall have all of the rights and obligations of a Borrower hereunder. The Administrative Agent shall promptly notify each Bank of each such designation by TBC and the identity of the respective Subsidiary.

                (b) No Advances shall be made to a Subsidiary Borrower, and no Conversion of any Advances at the request of a Subsidiary Borrower shall be effective, without, in each and every instance, the prior consent of TBC, in its sole discretion, which shall be evidenced by the countersignature of TBC to the relevant Notice of Borrowing or notice of Conversion. In addition, no notices which are to be delivered by a Borrower hereunder shall be effective, with respect to any Subsidiary Borrower, unless the notice is countersigned by TBC.

                (c) The occurrence of any of the following events with respect to any Subsidiary Borrower shall constitute a "Subsidiary Borrower Termination Event" with respect to such Subsidiary Borrower:

                (i) such Subsidiary Borrower shall cease to be a Subsidiary, as defined under this Agreement;

		(ii)	such Subsidiary Borrower shall liquidate or dissolve;


                (iii) such Subsidiary Borrower shall fail to preserve and maintain its existence, or shall make any material change in the nature of its business as carried out on the date such Subsidiary Borrower becomes a Borrower hereunder;

                (iv) such Subsidiary Borrower shall merge or consolidate with or into, or convey, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person (except that a Subsidiary Borrower may merge into or dispose of assets to another Borrower); or

                (vii)   any of the "Events of Default" described in Section
6.01 shall occur to or with respect to such Subsidiary Borrower as if such Subsidiary Borrower were TBC.

                (d) Upon the occurrence of a Subsidiary Borrower Termination Event with respect to any Subsidiary Borrower, such Subsidiary Borrower (the "Terminated Subsidiary Borrower") shall cease to be a Borrower for purposes of this Agreement and shall no longer be entitled to request or borrow Advances hereunder. All outstanding Advances of a Terminated Subsidiary Borrower shall be automatically due and payable as of the date on which the Subsidiary Borrower Termination Event of such Terminated Subsidiary Borrower occurred, together with accrued interest thereon and any other amounts then due and payable by that Borrower hereunder, unless, in the case of a Subsidiary Borrower Termination Event described in paragraph (iv) of
Section 2.20(c), the other Person party to the transaction is a Borrower and such other Borrower has assumed in writing all of the outstanding Advances and other obligations under this Agreement and under the Notes of the Terminated Subsidiary Borrower.

                (e) Each of the Subsidiary Borrowers hereby appoint and authorize TBC to take such action as agent on their behalf and to exercise such powers under this Agreement as are delegated to TBC by the terms hereof, together with such powers as are reasonably incidental thereto.

                (f) Notwithstanding anything in this Agreement to the contrary, each of the Subsidiary Borrowers shall be severally liable for the liabilities and obligations of such Subsidiary Borrower under this Agreement and its Notes, and no Subsidiary Borrower shall be liable for the obligations of any other Borrower under this Agreement and such other Borrower's Notes. Each Subsidiary Borrower shall be severally liable for all payments of the principal of and interest on Advances to such Subsidiary Borrower, and any other amount due hereunder that is specifically allocable to such Subsidiary Borrower or the Advances of such Subsidiary Borrower. With respect to any amount due hereunder, including fees, that is not specifically allocable to any particular Borrower, each Borrower shall be liable for such amount pro rata in the same proportion as such Borrower's outstanding Advances bear to the total of then-outstanding Advances to all Borrowers.


        ARTICLE 3

              Representations, Warranties and Certain Covenants

		Section 3.01. Representations and Warranties by the Borrowers. Each of the Borrowers represent and warrant as follows:

                (a) TBC is a duly organized corporation existing in good standing under the laws of the State of Delaware. Each Subsidiary Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and each of TBC and each Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a material adverse effect on the financial condition of TBC and the Subsidiary Borrowers as a whole.

                (b) The execution and delivery and the performance of the terms of this Agreement, the Notes and each Guaranty are within the corporate powers of each Borrower party thereto, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (which approval remains in full force and effect), and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of any Borrower party thereto or any contractual restriction binding on any Borrower party thereto.

                (c) This Agreement and the Notes, when duly executed and delivered by each Borrower party thereto, will constitute legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, and each Guaranty, when duly executed and delivered by TBC, will constitute a legal, valid and binding obligation of TBC, enforceable against TBC in accordance with its terms.

                (d) In TBC's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

                (e) The Consolidated statement of financial position as of December 31, 1996 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of TBC to repay the Advances.

                (f) No Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of any Borrower only or of each Borrower and its subsidiaries on a consolidated basis) subject to the provisions of Section 4.02(a) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

                (g) No Borrower is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by any Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

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

        ARTICLE 4

                              Covenants of TBC

                Section 4.01. Affirmative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by the Borrowers to any Bank hereunder or any Commitment shall be outstanding, TBC will:

                (a) Furnish to the Banks: (1) within 60 days after the close of each of the first three quarters of each of TBC's fiscal years, a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC, (2) within 120 days after the close of each of TBC's fiscal years, and if requested by the Administrative Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of TBC showing in detail the computations required by the provisions of Sections 4.02(a), 4.02(b), 4.02(c) and 4.02(d), hereof, based on the figures which appear on the books of account of TBC and the Subsidiaries at the close of such quarters,
(3) within 120 days after the close of each of TBC's fiscal years, a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year, (4) within 120 days after the close of each of TBC's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Banks pursuant to the provisions of clause (3) of this subsection (a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that TBC had been in violation of the provisions of any one of the following Sections:
Sections 4.02(a), 4.02(b), 4.02(c) and 4.02(d), at any time during such fiscal year, (5) promptly upon their becoming available, all financial statements, reports and proxy statements which TBC may send to its stockholders, (6) promptly upon their becoming available, all regular and periodic financial reports which TBC or any Subsidiary shall file with the Securities and Exchange Commission or any national securities exchange, (7) within 3 Business Days after the discovery of the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default with the passage of time or the giving of notice, or both, notice of such occurrence together with a detailed statement by a responsible officer of TBC of the steps being taken by TBC or the appropriate Subsidiary to cure the effect of such event and (8) such other information respecting the financial condition and operations of TBC or the Subsidiaries as the Administrative Agent may from time to time reasonably request.

                (b) Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by TBC or the appropriate Subsidiary.

		(c)	Maintain, and cause each Subsidiary to maintain, with
financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of TBC or such Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by TBC through its program of self insurance.

		(d)	Preserve and maintain its corporate existence.

                Section 4.02. General Negative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by TBC to any Bank hereunder or any Commitment shall be outstanding, TBC will not:

                (a) Create, incur, assume or suffer to exist any mortgage, pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Property, Plant and Equipment, or upon or with respect to the Property, Plant and Equipment of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Property, Plant and Equipment, except (1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations, (2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to TBC or such Subsidiary and other liens of like nature made in the ordinary course of business, (3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith, (4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by TBC or the affected Subsidiary, and (5) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Debt for which all such liens, charges and encumbrances serve as security does not exceed 15% of Consolidated net Property, Plant and Equipment.

                (b) Permit Consolidated Debt to be at any time more than 60% of Total Capital, where "Total Capital" means the sum of Shareholders' Equity and Consolidated Debt.

                (c) Make any payment, or permit any Subsidiary to make any payment, of principal or interest on any Debt which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party.

                (d) Merge or consolidate with or into, or convey, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person.

                (e) Make any material change in the nature of its business as carried out on the date hereof.

                Section 4.03.  Financial Statement Terms.  For purposes of
Section 4.02(b) above, all capitalized terms shall be as they appear on TBC's published Consolidated financial statements and calculated under the generally accepted accounting principles and practices applied by TBC on the date hereof in the preparation of such financial statements. However, notwithstanding the foregoing: (i) such terms shall exclude amounts attributable to BCSC and its subsidiaries and BFC; and (ii) Total Capital shall exclude the effects of any repurchase by TBC of its common stock and any merger-related accounting adjustments which are attributable to the merger with or acquisition of the McDonnell Douglas Corporation by TBC.

                Section 4.04. Waivers of Covenants. The departure by TBC or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure shall have been consented to in advance in a writing signed by Banks representing 66-2/3% or more of the then outstanding aggregate principal amount of the A Notes or, if no such principal or face amount is outstanding, Banks having at least 66-2/3% of the total of the Commitments, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by TBC or any Subsidiary when properly consented to by the required number of Banks as set out in the preceding sentence shall not constitute an Event of Default under
Section 6.01(c).

        ARTICLE 5

                     Conditions Precedent to Borrowings

                Section 5.01. Conditions Precedent to the Initial Borrowing of TBC. The obligation of each Bank to make its initial Advance to TBC is subject to the fulfillment of all of the following conditions:

                The Administrative Agent shall have received on or before the day of the initial Borrowing all of the following, each dated the day of the initial Borrowing, in form and substance satisfactory to the Administrative Agent and its counsel.

                (a) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by TBC to the Administrative Agent for delivery to each Bank.

                (b) Copies of all documents, certified by an officer of TBC, evidencing necessary corporate action by TBC and governmental approvals, if any, with respect to this Agreement and the Notes.

                (c) A certificate of the Secretary or an Assistant Secretary of TBC which shall certify the names of the officers of TBC authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of TBC canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

		(d)	A favorable opinion of the chief legal officer of TBC
substantially in the form of Exhibit G hereto and as to such other matters as the Administrative Agent may reasonably request, which opinion TBC hereby expressly instructs such chief legal officer to prepare and deliver.

                (e) A favorable opinion of Shearman & Sterling, counsel for the Administrative Agent, substantially in the form of Exhibit H hereto.

                (f) TBC shall have terminated in whole the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996 among TBC, the banks parties thereto and Citibank, N.A., as agent (the "1996 Loan Agreement").



                (g) TBC and its Subsidiaries shall have satisfied all of their respective obligations under the 1996 Loan Agreement including, without limitation, the payment of all fees under such agreement.

                Section 5.02. Conditions Precedent to Each A Borrowing of TBC. The obligation of each Bank to make an A Advance on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by TBC of the proceeds of such A Borrowing shall be a representation by TBC that:

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

                Section 5.03. Conditions Precedent to Each B Borrowing of TBC. The obligation of each Bank to make a B Advance on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that (1) TBC shall have furnished to the Administrative Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of each of the first three quarters of TBC's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC and (y) a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of the financial position of TBC and the Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of TBC is due pursuant to Section 4.01(a)(3)) and (2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by TBC of the proceeds of such B Borrowing shall be a representation by TBC that:

                (i)     the representations and warranties contained in Section
3.01 hereof are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

		(iii)	no event has occurred and no circumstance exists as a
result of which the information concerning TBC that has been provided by TBC to the Administrative Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

                Section 5.04. Conditions Precedent to the Initial Borrowing of a Subsidiary Borrower. The obligation of each Bank to make its initial
Advance to any particular Subsidiary Borrower is subject to the receipt by the Administrative Agent, on or before the day of the initial Borrowing by such Subsidiary Borrower, all of the following, each dated the day of the initial

Borrowing, in form and substance satisfactory to the Administrative Agent and its counsel:

                (i) A Borrower Subsidiary Letter, substantially in the form of Exhibit D hereto, executed by such Subsidiary Borrower and TBC;

                (ii) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by the Subsidiary Borrower to the Administrative Agent for delivery to each Bank.

		(iii)	Copies of all documents, certified by an officer of the
Subsidiary Borrower, evidencing necessary corporate action by the Subsidiary Borrower and governmental approvals, if any, with respect to this Agreement and the Notes.

                (iv) A certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower which shall certify the names of the officers of the Subsidiary Borrower authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

                (v) A favorable opinion of in-house counsel to the Subsidiary Borrower, substantially in the form of Exhibit I hereto and as to such other matters as the Administrative Agent may reasonably request, which opinion TBC and each Subsidiary Borrower hereby expressly instruct such counsel to prepare and deliver.

                (vi) The Guaranty of TBC, which unconditionally guarantees the payment of all obligations of such Subsidiary Borrower hereunder and under the Notes of such Subsidiary Borrower, substantially in the form of Exhibit J hereto, executed and delivered by TBC to the Administrative Agent.

		Section 5.05. Conditions Precedent to Each A Borrowing of a Subsidiary Borrower. The obligation of each Bank to make an A Advance to a Subsidiary Borrower on the occasion of each A Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of A Borrowing and the acceptance by that particular Subsidiary Borrower of the proceeds of such A Borrowing shall be (a) a representation by such Subsidiary Borrower that:

                (i) the representations and warranties of that Subsidiary Borrower contained (A) in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing; and

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both;

and (b) a representation by TBC that the representations and warranties of TBC contained in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

		Section 5.06. Conditions Precedent to Each B Borrowing of a Subsidiary Borrower. The obligation of each Bank to make a B Advance to any particular Subsidiary Borrower on the occasion of each B Borrowing (including the initial Borrowing) is subject to the further conditions precedent that (1) TBC shall have furnished to the Administrative Agent in connection with such B Borrowing, (x) a Consolidated statement of financial position of TBC and its Subsidiaries as of the end of each of the first three quarters of TBC's fiscal year (other than a quarter ending within sixty days prior to the date of the related Notice of B Borrowing) and a Consolidated comparative statement of earnings and retained earnings of TBC and its Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC and (y) a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Administrative Agent, together with financial statements consisting of a Consolidated statement of the financial position of TBC and its Subsidiaries as of the end of the applicable fiscal year and a Consolidated statement of earnings and retained earnings of TBC and its Subsidiaries for such fiscal year (the applicable fiscal year being the most recent year with respect to which the annual audit report of TBC is due pursuant to Section 4.01(a)(3)) and (2) on the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of B Borrowing and the acceptance by the Subsidiary of the proceeds of such B Borrowing shall be (a) a representation by such Subsidiary Borrower that:

                (i)     the representations and warranties contained (A) in
Section 3.01 hereof with respect to such Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing;

                (ii) as of each such date no event has occurred and is continuing, or would result from the proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

		(iii)	no event has occurred and no circumstance exists as a
result of which the information concerning TBC or the Subsidiary Borrower that has been provided by TBC or the Subsidiary Borrower to the Administrative Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading;

and (b) a representation by TBC that the representations and warranties of TBC contained in Section 3.01 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.



	ARTICLE 6

                              Events of Default

                Section 6.01. Events of Default. The following shall constitute the Events of Default:

                (a) Failure by TBC to make when due any payment of principal of or interest on any Note or the Guaranty when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter.

                (b) When any representation or warranty made by TBC in connection with the execution and delivery of this Agreement, the Notes or the Guaranty or otherwise furnished pursuant hereto shall prove to be at any time incorrect in any material respect.

                (c) Failure by TBC to perform any other term, covenant or agreement contained in this Agreement, and such failure is not remedied within 15 days after written notice thereof shall have been given to TBC by the Administrative Agent, at the request, or with the consent, of Banks representing 33-1/3% or more of the total of the Commitments.

                (d) Failure of TBC to pay when due on any regularly scheduled payment date any obligation for the payment of borrowed money or following acceleration thereof or of any other monetary obligation, if the aggregate unpaid principal amount of the obligation with respect to which such failure to pay or acceleration occurred equals or exceeds $50,000,000 and such failure is not remedied within 5 Business Days after notice thereof is received from the Administrative Agent or the creditor on such obligation.

		(e)  TBC or any of its Subsidiaries

                        (1) shall incur liability with respect to any employee pension benefit plan in excess of $150,000,000 in the aggregate under

                                (A)  Sections 4062, 4063, 4064 or 4201 of the
Employee Retirement Income Security Act of 1974 ("ERISA"); or

                                (B)  otherwise under Title IV of ERISA as a
result of any reportable event within the meaning of ERISA (other than a reportable event as to which the provision of 30 days' notice is waived under applicable regulations);

                        (2) shall have or shall be likely to have a lien imposed on its property and rights to property under Section 4068 of ERISA on account of a liability in excess of $37,500,000 in the aggregate; or

                        (3) shall incur or shall be likely to incur liability under Title IV of ERISA

                                (A)  in excess of $37,500,000 in the aggregate
as a result of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

                                (B)  in excess of $37,500,000 in the aggregate
as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

                (f) The happening of any of the following events, provided the same has not then been cured or stayed: (1) the insolvency or bankruptcy of TBC, (2) the cessation by TBC of the payment of its debts as they mature,
(3) the making of an assignment for the benefit of the creditors of TBC, (4) the appointment of a trustee or receiver or liquidator for TBC or for a substantial part of its property, or (5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against TBC under the laws of any jurisdiction.

                (g) So long as any Subsidiary is a Borrower hereunder, the Guaranty with respect to such Subsidiary Borrower shall for any reason cease to be valid and binding on TBC or TBC shall so state in writing.

		If an Event of Default shall occur or be continuing, then, the Administrative Agent shall at the request, or may with the consent, of Banks having at least 33-1/3% of the total of the Commitments, by notice to TBC and the affected Borrowers, (A) declare the obligation of each Bank to make further Advances to be terminated, whereupon the same shall forthwith terminate, and
(B) declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Notes, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers provided, however, that in the event of any order for relief with respect to the Borrowers under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (A) the obligation of each Bank to make Advances shall automatically be terminated and (B) the Notes, all such interest and all such amounts shall automatically become and be due and payable, without presentment, demand, protest or any notice of any kind, all of which are hereby expressly waived by the Borrowers.

        ARTICLE 7

                          The Administrative Agent

                Section 7.01. Authorization and Action. Each Bank hereby appoints and authorizes the Administrative Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto. As to any matters not expressly provided for by this Agreement (including without limitation, enforcement or collection of the Notes), the Administrative Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of holders of more than 50% in principal amount of the A Notes then outstanding (or if no A Notes are at the time outstanding, upon the instructions of Banks having greater than 50% of the Commitments), and such instructions shall be binding upon all Banks and all holders of Notes; provided, however, that the Administrative Agent shall not be required to take any action which exposes the Administrative Agent to personal liability or which is contrary to this Agreement or applicable law. The Administrative Agent agrees to give to each Bank prompt notice of each notice given to it by the Borrowers pursuant to the terms of this Agreement.

                Section 7.02. Administrative Agent's Reliance, Etc. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Administrative Agent: (a) may treat the payee of any Note as the holder thereof until the Administrative Agent receives and accepts an assignment entered into by the Bank which is the payee of such Note, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.18;
(b) may consult with legal counsel (including counsel for the Borrowers ), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts; (c) makes no warranty or representation to any Bank and shall not be responsible to any Bank for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement; (d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of any Borrower or to inspect the property (including the books and records) of any Borrower; (e) shall not be responsible to any Bank for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and (f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, telegram, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

                Section 7.03. Citibank, N.A. and its Affiliates. With respect to its Commitment, the Advances made by it, and the Notes issued to it, Citibank, N.A., shall have the same rights and powers under this Agreement as any other Bank and may exercise the same as though it were not an Agent hereunder; and the term "Bank" or "Banks" shall, unless otherwise expressly indicated, include Citibank, N.A., in its individual capacity. Citibank, N.A.

and its Affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its subsidiaries and any person or entity who may do business with or own securities of the Company or any subsidiary, all as if Citibank, N.A. was not the Agent hereunder and without any duty to account therefor to the other Banks.

                Section 7.04. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Bank and based on the financial statements referred to in Section 3.01(e) and the representations and warranties contained in Sections 3.01 and
3.02 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Bank also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

                Section 7.05. Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed by TBC or any other Borrower), ratably according to the respective principal amounts of the A Notes then held by each of them (or if no A Notes are at the time outstanding or if any A Notes are held by persons which are not Banks, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Administrative Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Administrative Agent under this Agreement, provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Administrative Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Bank agrees to reimburse the Administrative Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Administrative Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement, to the extent that the Administrative Agent is not reimbursed for such expenses by TBC or any other Borrower.




                Section 7.06. Successor Administrative Agent. The Administrative Agent may resign at any time by giving written notice thereof to the Banks and TBC and may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $50,000,000. If no successor Administrative Agent shall have been so appointed by the Majority Banks, and shall have accepted such appointment, within 30 days after the retiring Administrative Agent's giving of notice of resignation or the removal of the retiring Administrative Agent as provided herein, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement.

                Section 7.07. Certain Obligations May be Performed by Affiliates. The Administrative Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Administrative Agent to receive, pay, or otherwise handle funds or Notes and provided that the Administrative Agent shall continue to be responsible to the Borrowers and the Banks for the due performance of the Administrative Agent's obligations under this Agreement.

      ARTICLE 8

                                Miscellaneous

                Section 8.01. Modification, Consents and Waivers. No failure or delay on the part of any Bank in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances. No amendment or waiver of any provision of this Agreement or of the A Notes, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless the same shall be in writing and signed by the Majority Banks, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Banks, do any of the following: (a) waive any of the conditions specified in Section 5.01, 5.02, or 5.03, (b) except as provided in Section 2.17 or Section 2.19, increase the Commitments of the Banks or subject the Banks to any additional obligations,
(c) reduce the principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (d) postpone any date fixed for any payment of principal of, or interest on, the A Notes or any fees or other amounts payable hereunder, (e) change the percentage of the Commitments or of the aggregate unpaid principal amount of the A Notes or the number of Banks required for the Banks or any of them to take any action hereunder, (f) amend this Section 8.01 or (g) release TBC from any of its obligations under any Guaranty; and provided further, that no amendment, waiver, or consent shall, unless in writing and signed by the Administrative Agent in addition to the Banks required above to take such action, affect the rights or duties of the Administrative Agent under this Agreement or any Note. Notwithstanding the foregoing, this Section 8.01 shall not affect the provisions of Section 4.04 or 6.01.

		Section 8.02. Addresses for Notices. All communications and notices provided for hereunder shall be by telex or in writing and, if to the Administrative Agent, mailed, telexed, faxed or delivered to it, addressed to it at its office at Citibank, N.A., Global Aviation, 399 Park Avenue, New York, New York 10043, facsimile number (212) 793-3734, Attention: Relationship Manager, and, if to any Borrower, mailed, telexed or delivered to it, addressed to such Borrower, care of The Boeing Company, at its office at 7755 East Marginal Way South, Seattle, Washington 98108, facsimile number (206) 655-0799,
Attention: Treasurer, and, if to any Bank, to its office at the address given on the signature pages of this Agreement; or, as to each party, at such other address as shall have been designated by such party in a written notice to each other party referring specifically to this Agreement.

                Section 8.03. Costs, Expenses and Taxes. TBC agrees to pay all costs and expenses in connection with the preparation, execution and delivery of this Agreement, the Notes and the Guaranty (including printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Administrative Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement, the Notes and the Guaranty (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Banks and other holders of the Notes harmless from any and all liabilities with respect to or resulting from any delay by or omission of the Borrowers to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement, the Notes and the Guaranty.

                Section 8.04. Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Borrowers , the Banks and the Administrative Agent, and their respective successors and assigns, except that the Borrowers may not assign or transfer their rights hereunder without the prior written consent of the Banks.


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

		Section 8.06. Governing Law. This Agreement, the Notes, the Guaranty and each Borrower Subsidiary Letter shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

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

                Section 8.09. Right of Set-Off. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the making of the request or the granting of the consent specified by Section 6.01 to authorize the Administrative Agent to declare the Notes due and payable pursuant to the provisions of Section 6.01, each Bank is hereby authorized at any time and from time to time to the fullest extent permitted by law, without notice to any Borrower (any such notice being expressly waived by each Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Bank to or for the credit or the account of any Borrower against any and all of the obligations to such Bank of such Borrower now or hereafter existing under this Agreement and the Notes held by such Bank, irrespective of whether or not such Bank shall have made any demand under this Agreement or such Notes and although such obligations may be unmatured. Each Bank shall promptly notify any Borrower after any such setoff and application made by such Bank, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Bank under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Bank may have.

                Section 8.10. Agreement in Effect. This Agreement shall become effective upon its execution and delivery, respectively, to the Administrative Agent and TBC by TBC, the Administrative Agent, and each Bank listed in Section 1.02.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.

                                        THE BOEING COMPANY

                                        By____________________
                                          Title: Assistant Treasurer


                                        CITIBANK, N.A.
                                        Individually and as
                                        Administrative Agent


                                        By____________________
                                          Title: Vice-President


                                        THE CHASE MANHATTAN BANK
                                        Individually and as Syndication Agent



                                        By____________________
                                          Title:  Vice-President



                                        MORGAN GUARANTY TRUST
                                        COMPANY OF NEW YORK


                                        By____________________
                                          Title



                                        CREDIT LYONNAIS


                                        By____________________
                                          Title



                                        THE MITSUBISHI TRUST AND
                                        BANKING CORPORATION

                                        By____________________
                                          Title

                                        THE SUMITOMO BANK, LIMITED


                                        By____________________
                                          Title



                                        BANK OF AMERICA, NT & SA


                                        By____________________
                                          Title



                                        THE INDUSTRIAL BANK OF JAPAN,
                                        LIMITED, LOS ANGELES AGENCY


                                        By____________________
                                          Title



                                        THE BANK OF TOKYO-MITSUBISHI, LTD.


                                        By____________________
                                          Title



                                        PNC BANK, NATIONAL ASSOCIATION


                                        By____________________
                                          Title



                                        BANQUE NATIONALE DE PARIS


                                        By____________________
                                          Title



                                        BANK OF CHINA, NEW YORK BRANCH


                                        By____________________
                                          Title

                                        WACHOVIA BANK, N.A.


                                        By____________________
                                          Title



                                        BANKERS TRUST COMPANY


                                        By____________________
                                          Title



                                        DEUTSCHE BANK AG NEW YORK
                                          AND/OR CAYMAN ISLANDS
                                          BRANCHES

                                        By____________________
                                          Title

                                        By____________________
                                          Title


                                        CANADIAN IMPERIAL BANK OF
                                          COMMERCE


                                        By____________________
                                          Title



                                        THE LONG TERM CREDIT BANK OF JAPAN,
                                          LTD., LOS ANGELES AGENCY


                                        By____________________
                                          Title



                                        CREDIT AGRICOLE INDOSUEZ


                                        By____________________
                                          Title

                                        NATIONSBANK OF TEXAS, N.A.


                                        By____________________
                                          Title


                                        NATIONAL WESTMINSTER
                                          BANK PLC, NEW YORK BRANCH


                                        By____________________
                                          Title

                                        NATIONAL WESTMINSTER
                                          BANK PLC, NASSAU BRANCH


                                        By____________________
                                          Title

                                        THE BANK OF NEW YORK


                                        By____________________
                                          Title

                                        THE SUMITOMO TRUST & BANKING CO.,
                                          LTD., LOS ANGELES AGENCY


                                        By____________________
                                          Title

                                        BANK BOSTON, N.A.


                                        By____________________
                                          Title


                                        ABN AMRO BANK N.V.


                                        By____________________
                                          Title

                              TABLE OF CONTENTS

          [Page numbers have not been updated for the EDGAR filing]


                                                                        Page



                                  ARTICLE 1

                                 Definitions

        Section 1.01.  Definitions ......................................   1
        Section 1.02.  Use of Defined Terms .............................  10
        Section 1.03.  Accounting Terms .................................  10


                                  ARTICLE 2

                      Amounts and Terms of the Advances

        Section 2.01.  The A Advances ...................................  11
        Section 2.02.  Making the A Advances ............................  11
        Section 2.03.  Conversion to Term Loan, Repayment ...............  12
        Section 2.04.  Interest Rate on A Advances ......................  13
        Section 2.05.  The B Advances ...................................  13
        Section 2.06.  Fees .............................................  17
        Section 2.07.  [intentionally omitted.] .........................  18
        Section 2.08.  Reduction of the Commitments .....................  18
        Section 2.09.  Additional Interest on Eurodollar Rate A Advances   18
        Section 2.10.  Eurodollar Interest Rate Determination ...........  18
        Section 2.11.  Voluntary Conversion of A Advances ...............  19
        Section 2.12.  Prepayments ......................................  20
        Section 2.13.  Increases in Costs ...............................  21
        Section 2.14.  Illegality .......................................  24
        Section 2.15.  Payments and Computations ........................  25
        Section 2.16.  Sharing of Payments, Etc .........................  26
        Section 2.17.  Alteration of Commitments and Addition of Banks ..  26
        Section 2.18.  Assignments; Sales of Participations and Other
                        Interests in Notes ..............................  27
        Section 2.19.  Extension of Termination Date ....................  30
        Section 2.20.  Subsidiary Borrowers .............................  31



                                  ARTICLE 3

              Representations, Warranties and Certain Covenants

        Section 3.01.  Representations and Warranties by the Borrowers ..  33
        Section 3.02.  Representation by the Banks ......................  35

                                  ARTICLE 4

                              Covenants of TBC

        Section 4.01.  Affirmative Covenants of TBC .....................  35
        Section 4.02.  General Negative Covenants of TBC ................  36
        Section 4.03.  Financial Statement Terms ........................  37
        Section 4.04.  Waivers of Covenants .............................  37


                                  ARTICLE 5

                     Conditions Precedent to Borrowings

        Section 5.01.  Conditions Precedent to the Initial
                        Borrowing of TBC ................................  38
        Section 5.02.  Conditions Precedent to Each A Borrowing of TBC ..  39
        Section 5.03.  Conditions Precedent to Each B Borrowing of TBC ..  39
        Section 5.04.  Conditions Precedent to the Initial
                        Borrowing of a Subsidiary Borrower ..............  40
	Section 5.05.  Conditions Precedent to Each A Borrowing of a
                        Subsidiary Borrower .............................  41
	Section 5.06.  Conditions Precedent to Each B Borrowing of a
                        Subsidiary Borrower .............................  42


                                  ARTICLE 6

                              Events of Default

        Section 6.01.  Events of Default ................................  43




                                  ARTICLE 7

                          The Administrative Agent

        Section 7.01.  Authorization and Action .........................  45
        Section 7.02.  Administrative Agent's Reliance, Etc .............  45
        Section 7.03.  Citibank, N.A. and its Affiliates ................  46
        Section 7.04.  Bank Credit Decision .............................  46
        Section 7.05.  Indemnification ..................................  46
        Section 7.06.  Successor Administrative Agent ...................  47
        Section 7.07.  Certain Obligations May be Performed by Affiliates  47

                                  ARTICLE 8

                                Miscellaneous

        Section 8.01.  Modification, Consents and Waivers ...............  48
        Section 8.02.  Addresses for Notices ............................  48
        Section 8.03.  Costs, Expenses and Taxes ........................  48
        Section 8.04.  Binding Effect ...................................  49
        Section 8.05.  Severability .....................................  49
        Section 8.06.  Governing Law ....................................  49
        Section 8.07.  Headings .........................................  49
        Section 8.08.  Execution in Counterparts ........................  49
        Section 8.09.  Right of Set-Off .................................  49
        Section 8.10.  Agreement in Effect ..............................  50

Exhibit A-1	-	Base Rate Advance A Note
Exhibit A-2	-	Term A Note
Exhibit A-3	-	Fixed Rate B Note
Exhibit A-4	-	Fixed Rate B Note
Exhibit B-1	-	Notice of A Borrowing
Exhibit B-2	-	Notice of B Borrowing
Exhibit C	-	Request for Alteration
Exhibit D	-	Borrower Subsidiary Letter
Exhibit E	-	Extension Request
Exhibit F	-	Continuation Note
Exhibit G	-	Opinion of Chief Legal Officer of Borrower
Exhibit H	-	Opinion of in-house counsel to Subsidiary Borrower
Exhibit I	-	Guaranty of TBC

Schedule I	-	Commitments

EXHIBIT A-1

FORM OF A NOTE

FOR BASE RATE ADVANCES


U.S.$_______________					Dated:  ________________,
19____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
	 (the "Lender") for the account of its Applicable Lending Office
(as defined in the Credit Agreement referred to below) in accordance with the terms of the Credit Agreement the principal sum of [the amount of the Lender's Commitment in words] United States Dollars (U.S.$[amount of the Lender's Commitment in figures]) or, if less, the aggregate unpaid principal amount of the A Advances (as defined below) made by the Lender to the Borrower and the other borrowers under and pursuant to the Credit Agreement which are Base Rate Advances (as defined in the Credit Agreement) as determined pursuant to the Credit Agreement from time to time.

		The Borrower promises to pay interest on the unpaid principal amount of each Base Rate Advance from the date of such Base Rate Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds.

		This Promissory Note is one of the A Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase
Manhattan Bank, as Syndication Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of advances (the "A Advances") by the Lender to the Company from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such A Advance which is a Base Rate Advance being evidenced by this Promissory Note, (ii) provides for the conversion from time to time of Base Rate Advances into Eurodollar Rate A Advances (as defined in the Credit Agreement) and of Eurodollar Rate A Advances into Base Rate Advances, (iii) provides for the Borrower's obligation to pay Eurodollar Rate A Advances to be evidenced by a separate Promissory Note, and (iv) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

	A-1-1

                The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


						[NAME OF BORROWER]


						By ____________________________________
						      Title:


EXHIBIT A-2

FORM OF A NOTE

FOR EURODOLLAR RATE ADVANCES


U.S.$___________________					Dated:  _______________,
19_____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower") HEREBY PROMISES TO PAY to the order of
	 (the "Lender") for the account of its Applicable Lending
Office (as defined in the Credit Agreement referred to below) in accordance with the terms of the Credit Agreement the principal sum of [the amount of the Lender's Commitment in words] United States Dollars (U.S.$[amount of the Lender's Commitment in figures]) or, if less, the aggregate unpaid principal amount of the A Advances (as defined below) made by the Lender to the Borrower and the other borrowers under and pursuant to the Credit Agreement which are Base Rate Advances (as defined in the Credit Agreement) as determined pursuant to the Credit Agreement from time to time.

		The Borrower promises to pay interest on the unpaid principal amount of each Eurodollar Rate Advance from the date of such Eurodollar Rate Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds.

		This Promissory Note is one of the A Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase
Manhattan Bank, as Syndication Agent for the Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of advances

(the "A Advances") by the Lender to the Company from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Company resulting from each such A Advance which is a Eurodollar Rate Advance being evidenced by this Promissory Note, (ii) provides for the conversion from time to time of Base Rate Advances into Eurodollar Rate A Advances (as defined in the Credit Agreement) and of Eurodollar Rate A Advances into Base Rate Advances, (iii) provides for the Company's obligation to pay Eurodollar Rate A Advances to be evidenced by a separate Promissory Note, and (iv) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.



	A-2-2


		The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


						[NAME OF BORROWER]



						By ____________________________________
						     Title:


EXHIBIT A-3

FORM OF B NOTE

FOR FIXED RATE BORROWINGS


U.S.$___________________					Dated:  _______________,
19_____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________ corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
_____________ (the "Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below) the principal sum of One Billion Five Hundred Million Dollars ($1,500,000,000) or, if less, the aggregate unpaid principal amount of each B Advance (as defined below) which is part of a Fixed Rate Borrowing (as defined in the Credit Agreement) owing to the Lender by the Borrower and the other borrowers under and pursuant to the Credit Agreement, provided that the aggregate unpaid principal amount of such B Advances shall be paid no later than the date specified by the terms of the Credit Agreement.

		The Borrower promises to pay interest on the unpaid principal amount of each B Advance from the date of such B Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as have been agreed between the Borrower and the Lender acting pursuant to the Credit Agreement.

		Both principal and interest are payable in lawful money of the United States of America to Citibank, N.A., as Administrative Agent, at 399 Park Avenue, New York, New York 10043, in same day funds. Each B Advance owing to the Lender by the Borrower which is part of a Fixed Rate Borrowing and the maturity thereof, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto, which is part of this Promissory Note.

		This Promissory Note is one of the B Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other Borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase
Manhattan Bank, as Syndication Agent for the Lender and such other Banks. The Credit Agreement, among other things, (i) provides for the making of B advances (the "B Advances") by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such B Advance which is part of a Fixed Rate Borrowing being evidenced by this Promissory Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.




A-3-3

		The Borrower hereby waives presentment, demand, protest and notice of any kind. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


					[NAME OF BORROWER]



					By ____________________________________
     					       Title:

ADVANCES AND PAYMENTS OF PRINCIPAL



Date
Amount of
Advance
Maturity
Date
Amount of Principal
Paid or Prepaid
Unpaid
Principal
Balance

Notation Made by

EXHIBIT A-4

FORM OF B NOTE

FOR EURODOLLAR RATE ADVANCES


U.S.$___________________					Dated:  _______________,
19_____

		FOR VALUE RECEIVED, the undersigned, [NAME OF BORROWER], a _________
corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of ___________
(the "Lender") for the account of its Applicable Lending Office (as defined in the Credit Agreement referred to below) the principal sum of One Billion Five
Hundred Million Dollars ($1,500,000,000) or, if less, the aggregate unpaid principal amount of each B Advance (as defined below) which is part of a
Eurodollar Rate B Borrowing (as defined in the Credit Agreement) owing to the
Lender by the Borrower pursuant to the Credit Agreement, provided that the aggregate unpaid principal amount of such B Advances shall be paid no later than the date specified by the terms of the Credit Agreement.

		The Borrower promises to pay interest on the unpaid principal amount of each
B Advance from the date of such B Advance until such principal amount is paid in full, at such interest rates, and payable at such times, as have been agreed between the Borrower and the Lender acting pursuant to the Credit Agreement.

		Both principal and interest are payable in lawful money of the United
States of America to Citibank, N.A., as Administrative Agent, at 399 Park
Avenue, New York, New York  10043, in same day funds.  Each B Advance owing to the Lender by the Borrower which is part of a Fixed Rate Borrowing and the maturity thereof, and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto, which is part of this Promissory Note.

		This Promissory Note is one of the B Notes referred to in, and is entitled to the benefits of, The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement") among [the Borrower] [The Boeing Company], certain other borrowers parties thereto, the Lender and certain other banks parties thereto, Citibank, N.A., as Administrative Agent for the Lender and such other banks, and The Chase
Manhattan Bank, as Syndication Agent for the
Lender and such other banks. The Credit Agreement, among other things, (i) provides for the making of B advances (the "B Advances") by the Lender to the Borrower from time to time in an aggregate amount not to exceed at any time outstanding the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such B Advance which is a Eurodollar Rate Advance being evidenced by this Promissory Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account ofprincipal hereof prior to the maturity hereof upon the terms and conditions there inspecified.



	A-4-4

		The Borrower hereby waives presentment, demand, protest and notice of any kind.  No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

		This Promissory Note shall be governed by, and construed in accordance with, the laws of the State of New York, United States.


							[NAME OF BORROWER]



							By _________________________________
							     Title:




ADVANCES AND PAYMENTS OF PRINCIPAL



Date
Amount of
Advance
Maturity
Date
Amount of Principal
Paid or Prepaid
Unpaid
Principal
Balance

Notation Made by

EXHIBIT B-1

NOTICE OF A BORROWING


Citibank, N.A., as Administrative Agent
  for the Banks parties
  to the Credit Agreement
  referred to below
399 Park Avenue
New York, New York  10043
[Date]
		Attention:  _______________________

Gentlemen:

		The undersigned, [NAME OF BORROWER], refers to The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement", the terms defined therein being used herein as therein defined) among the undersigned, [The Boeing Company], certain Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks and The Chase Manhattan Bank, as Syndication Agent for said Banks, and hereby gives you notice, irrevocably, pursuant to Section 2.02 of the Credit Agreement that the undersigned hereby requests an A Borrowing under the Credit Agreement, and in that connection sets forth below the information relating to such A Borrowing (the "Proposed A Borrowing") as required by Section 2.02(a) of the Credit
Agreement:

		(i)	The Business Day of the Proposed A Borrowing is ________________,
	19__.

		(ii)	The Type of A Advances comprising the Proposed A Borrowing is [Base
	Rate Advances] [Eurodollar Rate Advances].

		(iii)	The aggregate amount of the Proposed A Borrowing is $____________.

		[(iv)	The initial Interest Period for each Eurodollar Rate Advance made
as part of the 	Proposed A Borrowing is ____ months[s]].

		The undersigned hereby certifies that the following statements are true
and the 	date hereof, and will be true on the date of the Proposed A Borrowing:

	(A)	the representations and warranties contained in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);
[and]




	B-1-2


	(B)	as of each such date no event has occurred and is continuing or would result from such Proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

	[(C)	the representations and warranties of the undersigned
Subsidiary Borrower contained (A) in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and
(B) in the Borrower Subsidiary Letter of the undersigned Borrower Subsidiary are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing; and

	(D)	as of each such date no event has occurred and its
continuing, or would result from the Proposed A Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both]*



			`			Very truly yours,

						[NAME OF SUBSIDIARY BORROWER]*

						[By __________________________
							Title:]


						THE BOEING COMPANY


						By ___________________________
						     Title:


EXHIBIT B-2

NOTICE OF B BORROWING


Citibank, N.A., as Administrative Agent
  for the Banks parties
  to the Credit Agreement
  referred to below
399 Park Avenue
New York, New York  10043
[Date]
		Attention:  _______________________

Gentlemen:

		The undersigned, [NAME OF BORROWER], refers to The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 (the "Credit Agreement", the terms defined therein being used herein as therein defined) among the undersigned, [The Boeing Company], certain Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks, and hereby gives you notice pursuant to Section 2.05(a)(i) of the Credit Agreement that the undersigned hereby requests a B Borrowing under the Credit Agreement, and in that connection sets forth the terms on which such B Borrowing (the "Proposed B Borrowing") is requested to be made:

	(A)	Date of B Borrowing	_________________________________
	(B)	Amount of B Borrowing	_________________________________
	(C)	Maturity Date		_________________________________
	(D)	Interest Rate Basis		[Fixed Rate] [Eurodollar Rate]

	(E)	Interest Payment Date(s)
	_________________________________
	(F)	Interest Calculation Basis
	_________________________________
	[(G)	Interest Rate Period
	_________________________________]

		The undersigned hereby certifies that the following statements are true on the date hereof, and will be true on the date of the Proposed B Borrowing:

	(a) the representations and warranties contained in Section 3.01 of the Credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);

	(b) as of each such date no event has occurred and is continuing, or would result from the Proposed B Borrowing which constitutes an Event of Default or would constitute such Event of Default but for the requirement that notice be given or time elapse or both; and






	B-2-2

	(c) no event has occurred and no circumstance exists as a result of which the information concerning [the Borrower] [The Boeing Company] that has been provided by [the Borrower] [The Boeing Company]* to the Administrative Agent or the Banks in connection with the Proposed B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in the light of the circumstances under which they were made, not misleading.

	[(d)	the representations and warranties contained (A) in Section
3.01 of the Credit Agreement with respect to the undersigned Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties related solely to an earlier date), and
(B) in the Borrower Subsidiary Letter of the undersigned Borrower Subsidiary are true and correct on and as of the date of such borrowing, before and after giving effect to such borrowing;

        (e) as of each such date no event has occurred and is continuing, or would result from the Proposed B Borrowing which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both; and

	(f)	no event has occurred and no circumstance exists as a result of which the information concerning The Boeing Company or the undersigned Subsidiary Borrower that has been provided by The Boeing
Company or the undersigned Subsidiary Borrower to the Administrative
Agent or the Banks in connection with such B Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.]**


	B-2-3


		The undersigned hereby confirms that the Proposed B Borrowing is to be made available to it in accordance with Section 2.05(a)(v) of the Credit Agreement.


							Very truly yours,

							[[NAME OF BORROWER]


							By _________________________]*
							     Title:


							THE BOEING COMPANY

							By __________________________


EXHIBIT C

REQUEST FOR ALTERATION


To the Banks Parties to
The Boeing Company Bank Credit
Agreement dated as of
December __, 1997

Gentlemen:

		In accordance with Section 2.17 of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1997 as it may have been amended to the date hereof (the "Agreement") you are hereby notified that, with the consent, if any, required of the Banks pursuant to such Section 2.17:

        [Complete as Appropriate]

	______________________________________ shall become a party to the
Agreement with a Commitment of $________________.

the Commitment of _________________ shall be increased/decreased from $__________ to $_________.

the Commitment of _________________ shall be terminated,

the A Advances of _______________________ shall be prepaid in the amount of $__________.

		All terms used in this Request which are defined in the Agreement are used here as they are there defined.

		If this Request for Alteration has been executed by the Company, the Administrative Agent and each Bank affected by this Request for Alteration and all prepayments called for hereby shall have been paid in full on or before ________, 19__ (the "Effective Date"), then pursuant to Section 2.17 of the Agreement this Request for Alteration, and each increase, decrease, termination or creation effected hereby, shall thereupon become effective on the Effective Date. [The Company hereby certifies that no event exists, or would result from giving effect to this Request for Alteration, which would require the Administrative Agent to obtain the consent of the Majority Banks before signing this Request for Alteration.] [The Administrative Agent may not sign this Request for Alteration without the prior written consent of the Majority Banks.]




	C-1

		Please indicate your consent to this Request for Alteration by signing the enclosed copy and returning it to the Administrative Agent.


							Very truly yours,

							THE BOEING COMPANY



							By: ________________________________
							     Title:

We hereby consent to the foregoing.
[Name of Affected Bank]

By __________________________
     Title:

CITIBANK, N.A. as Administrative Agent

By ___________________________
     Title:

[We hereby consent to the foregoing.
[If Majority Bank consent is required.]]

[Name of Bank]

By ___________________________
     Title:






*	Include if Borrower is not The Boeing Company.
*	Reference should describe The Boeing Company.
**	Include if Borrower is not The Boeing Company.
*	Include if the Borrower is not The Boeing Company.


(..continued)












SS_NYL3A/53237.1
364-Day Credit Agreement


SS_NYL3A/53237.1
364-Day Credit Agreement






SS_NYL3A/53237.1
364-Day Credit Agreement

SS_NYL3A/53237.1
364-Day Credit Agreement




32611/225/tmj/7-year




SS_NYL3A/53237.1
364-Day Credit Agreement




32611/225/tmj/7-year




SS_NYL3A/53237.1
364-Day Credit Agreement










SS_NYL3A/53237 1
364-Day Credit Agreement











SS_NYL3A/53237 1
364-Day Credit Agreement

SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement




SS_NYL3A/53237 1
364-Day Credit Agreement

7-Year Facility
2



SS_NYL3A/53237 1
364-Day Credit Agreement

SS_NYL3A/53237 1
364-Day Credit Agreement

7-Year Facility
2



SS_NYL3A/53237 1
364-Day Credit Agreement




SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement




SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement




SS_NYL3A/53237 1
364-Day Credit Agreement

SS_NYL3A/53237 1
364-Day Credit Agreement

7-Year Facility
1



SS_NYL3A/53237 1
364-Day Credit Agreement




SS_NYL3A/53237 1
364-Day Credit Agreement





SS_NYL3A/53237 1
364-Day Credit Agreement

                                  EXHIBIT G

                       FORM OF OPINION OF CHIEF LEGAL

                           OFFICER OF THE COMPANY


                                                                         [Date]

To each of the Banks parties
   to The Boeing Company Bank
   Credit Agreement dated as of
   December __, 1997 among
   The Boeing Company,
   certain other borrowers parties thereto, said Banks, Citibank, N.A., as Administrative Agent for said Banks and The Chase
   Manhattan Bank, as Syndication
   Agent for said Banks, and to Citibank,
   N.A., as Administrative Agent


                             The Boeing Company
                             ------------------

Gentlemen:

	This opinion is furnished to you pursuant to Section 5.01(d) of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December __, 1996 (the "Credit Agreement") among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks. Terms defined in the Credit Agreement are used herein as therein defined.

	I am the [chief legal officer] of the Company, and have acted in such capacity in connection with the preparation, execution and delivery of, and the initial Borrowing made by the Company under, the Credit Agreement.

	In that connection, I have examined:

	(1)	The Credit Agreement.


	(2)	The other documents furnished by the Company pursuant to
Article 5 of the Credit Agreement.

	(3)	The Certificate of Incorporation of the Company and all
amendments thereto (the "Charter").

	(4)	The by-laws of the Company and all amendments thereto (the
"By-laws").

	(5)	A certificate of the Secretary of State of the State of
Delaware, dated 		, 19	, attesting to the continued corporate
existence and good standing of the Company in that State.

	In addition, I have examined the originals, or copies certified to my satisfaction, of such other corporate records of the Company, certificates of public officials and of officers of the Company, and agreements, instruments and other documents, as I have deemed necessary as a basis for the opinions expressed below. I have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Banks and the Agent.

	I am qualified to practice law in the State of Washington and I do not purport to be an expert on any laws other than the laws of the State of Washington, the General Corporation Law of the State of Delaware and the Federal laws of the United States.

	Based upon the foregoing and upon such investigation as I have deemed necessary, I am of the following opinions:

	1.	The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

	2.	The execution, delivery and performance by the Company of the
Credit Agreement and the Notes are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Charter of the By-laws or (ii) any law, rule or regulation applicable to the Company (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or
(iii) any contractual or legal restriction binding on the Company. The Credit Agreement and the Notes have been duly executed and delivered on behalf of the Company.

	3.	No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Company of the
Credit
Agreement and the Notes[, except for 	, all of which have been
duly obtained or made and are in full force and effect].

        4. In any action or proceeding arising out of or relating to the Credit Agreement or the Notes in any court of the State of Washington or in any federal court sitting in the State of Washington, such court would recognize and give effect to the provisions of Section 8.06 of the Credit Agreement wherein the parties thereto agree that the Credit Agreement and the Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Washington or a federal court sitting in the State of Washington would apply the usury law of the State of New York, and would not apply the usury law of the State of Washington, to the Credit Agreement and the Notes. However, if a court were to hold that the Credit Agreement and the Notes are governed by, and to be construed in accordance with, the laws of the State of Washington, the Credit Agreement and the Notes would be, under the laws of the State of Washington, legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms.

        5. To the best of my knowledge, there are no pending overtly threatened actions or proceedings against the Company or any of its Subsidiaries before any court or administrative agency which (i) purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement or any of the Notes or (ii) except as disclosed in the Company's financial statements delivered to you prior to the date hereof pursuant to Section
3.01(e) of the Credit Agreement, can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary.

        The opinions set forth above are subject to the following qualifications:

	(a)	My opinion in paragraph 4 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

	(b) My opinion in paragraph 4 above is subject to the effect of general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).

	I am aware that Shearman & Sterling will rely upon the opinions set forth in paragraphs 1, 2 and 3 of this opinion in rendering their opinion furnished pursuant to Section 5.01(e) of the Credit Agreement.


				Very truly yours,

To each of the Banks, parties
to The Boeing Company, 364-Day
Credit Agreement  ("Bank Credit Agreement") dated as of
December 8th, 1997 among
The Boeing Company, certain other borrowers parties thereto, the Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
Manhattan Bank, as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


Re: Termination of the 364- Day Credit Agreement





Ladies and Gentlemen:

This letter confirms the termination in whole of the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996, among The Boeing Company, the banks partied thereto and Citibank, N.A., as agent, which Credit Agreement is commonly referred to as the 364- Day Credit Agreement.

The termination is and shall be effective as of the moment immediately preceding the execution and delivery, The Chase Manhattan Bank, as Syndication Agent, by The Boeing Company, Citibank, N.A., as Administrative Agent, and each of the banks listed in Schedule 1 of the Bank Cradit Agreement.


Sincerely,

To each of the Banks, parties
to The Boeing Company, 7-Year
Credit Agreement  ("Bank Credit Agreement") dated as of
December 8th, 1997 among
The Boeing Company, certain other borrowers parties thereto, the Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
Manhattan Bank, as Syndication
Agent for said Banks, and to Citibank,
N.A., as Administrative Agent


Re: Termination of the 7- Year Credit Agreement





Ladies and Gentlemen:

This letter confirms the termination in whole of the commitments of the banks parties to the Credit Agreement dated as of September 27, 1996, among The Boeing Company, the banks partied thereto and Citibank, N.A., as agent, which Credit Agreement is commonly referred to as the 7-Year Credit Agreement.

The termination is and shall be effective as of the moment immediately preceding the execution and delivery, The Chase Manhattan Bank, as Syndication Agent, by The Boeing Company, Citibank, N.A., as Administrative Agent, and each of the banks listed in Schedule 1 of the Bank Cradit Agreement.


Sincerely,

               EXHIBIT D - FORM OF BORROWER SUBSIDIARY LETTER


                                   [DATE]


To each of the Banks
  parties to the Credit Agreement
  (as defined below) and to Citibank N.A., as Administrative Agent for such Lenders

Ladies and Gentlemen:

                Reference is made to The Bank Credit Agreement dated as of December 8, 1997 among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks named therein, Citibank N.A., as Admin-istrative Agent for said Banks, and The Chase Manhattan Bank, as Syndication Agent for said Banks (the "Credit Agreement"). Terms used herein and defined in the Credit Agreement shall have the respective meanings ascribed to such terms in the Credit Agreement.

		Please be advised that the Company hereby designates its undersigned Subsidiary, ____________ ("Subsidiary Borrower"), as a "Subsidiary Borrower" under and for all purposes of the Credit Agreement.

                The Subsidiary Borrower, in consideration of each Bank's agreement to extend credit to it under and on the terms and conditions set forth in the Credit Agreement, does hereby assume each of the obligations imposed upon a "Subsidiary Borrower" and a "Borrower" under the Credit Agreement and agrees to be bound by the terms and conditions of the Credit Agreement. In furtherance of the foregoing, the Subsidiary Borrower hereby represents and warrants to each Lenders as follows:

		(a)	The Subsidiary Borrower is a corporation duly organized,
validly existing and in good standing under the laws of ______________________. The Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a materially adverse effect on the financial condition of the Company and the Subsidiary Borrowers as a whole.

                (b) The execution, delivery and performance by the Subsidiary Borrower of this Subsidiary Borrower Letter, the Credit Agreement and its Notes are within the Subsidiary Borrower's corporate powers, have been duly authorized by all necessary corporate action, have received all necessary governmental approval (which approval remains in full force and effect), and do not contravene any law, any provision of the Subsidiary Borrower's charter or by-laws or any contractual restriction binding on the Subsidiary Borrower.

		(c)	This Subsidiary Borrower Letter is, and the Notes of the
Subsidiary Borrower when duly executed and delivered by the Subsidiary
Borrower, will constitute legal, valid and binding obligations of the Subsidiary Borrower, enforceable against the Subsidiary Borrower in accordance with their respective terms.

                (d) In the Subsidiary Borrower's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency which can reasonably be expected to materially adversely affect the financial condition or operations of the Subsidiary Borrower or any Subsidiary.

		(e)	The Consolidated statement of financial position as of
December 31, 1996 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Bank) correctly set forth the Consolidated financial condition of the Company and its Subsidiaries as of such date and the result of the Consolidated operations for such year, and since such date there has been no material adverse change in such condition or operations which is likely to impair the ability of the Company to repay Advances.

                (f) The Subsidiary Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of the Subsidiary Borrower only or of the Subsidiary Borrower and its subsidiaries on a consolidated basis) subject to the provisions of Section 4.02(a) of the Credit Agreement will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

                (g) The Subsidiary Borrower is not an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company
Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by the Subsidiary
Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

                                            Very truly yours,

                                            THE BOEING COMPANY

                                            By _________________________
                                                 Name:
                                                 Title:

                                            [SUBSIDIARY BORROWER]

                                            By __________________________
                                                 Name:
                                                 Title:

                                  EXHIBIT H

                   FORM OF OPINION OF IN-HOUSE COUNSEL TO
                             SUBSIDIARY BORROWER



                                                                        [Date]

To each of the Banks parties
   to The Boeing Company Bank
   Credit Agreement dated as of
   December 8, 1997 among
   The Boeing Company,
   certain other borrowers parties thereto, said Banks, Citibank, N.A., as Administrative Agent for said Banks, and The Chase
   Manhattan Bank , as Syndication
   Agent for said Banks, and to Citibank,
   N.A., as Administrative Agent


                             The Boeing Company
                             ------------------

Ladies and Gentlemen:

	This opinion is furnished to you pursuant to Section 5.04(v) of The Boeing Company $1,500,000,000 Bank Credit Agreement dated as of December 8, 1997 (the "Credit Agreement") among The Boeing Company (the "Company"), certain other borrowers parties thereto, the Banks parties thereto, Citibank, N.A., as Administrative Agent for said Banks, and the Chase Manhattan Bank, as Syndication Agent for said Banks. Terms defined in the Credit Agreement are used herein as therein defined.

	I am the [chief legal officer] of the Company, and legal counsel for [insert name of Subsidiary Borrower] (the "Subsidiary Borrower"), and have acted in such capacity in connection with the execution and delivery of the Borrower Subsidiary Letter dated as of [month, date, year] by the Company and the Subsidiary Borrower (the "Borrower Subsidiary Letter"), the execution and delivery of the Guaranty Agreement dated as of [month, date, year] made by the Company in favor of the Administrative Agent and the Banks (the "Guaranty"), the execution and delivery of the Credit Agreement by the Subsidiary Borrower, and the initial Borrowing made by the Subsidiary Borrower under the Credit Agreement.

	In that connection, I have examined:

	(1)	The Credit Agreement.

	(2)	The Guaranty.

	(3)	The Borrower Subsidiary Letter.

	(4)	The other documents furnished by the Company and/or the
Subsidiary Borrower pursuant to Article 5 of the Credit Agreement.

	(5)	The Certificate of Incorporation of the Company and all
amendments thereto (the "Company Charter").

	(6)	The by-laws of the Company and all amendments thereto (the
"Company By-laws").

	(7)	A certificate of the Secretary of State of the State of
Delaware, dated __________, 1997, attesting to the continued corporate existence and good standing of the Company in that State.

	(8)	The Certificate of Incorporation of the Subsidiary Borrower
and all amendments thereto (the "Subsidiary Borrower Charter").

	(9)	The by-laws of the Subsidiary Borrower and all amendments
thereto (the "Subsidiary Borrower By-laws").

	(10)	A certificate of the Secretary of State of the State of [insert state of incorporation of Subsidiary Borrower], dated___________, 1997, attesting to the continued corporate existence and good standing of the Subsidiary Borrower in that State.

In addition, I have examined the originals, or copies certified to my satisfaction, of such other corporate records of the Company and the Subsidiary Borrower, certificates of public officials and of officers of the Company and the Subsidiary Borrower, and agreements, instruments and other documents, as I have deemed necessary as a basis for the opinions expressed below. I have assumed the due execution and delivery, pursuant to due authorization, of the Credit Agreement by the Banks, the Administrative Agent and the Syndication Agent.

	I am qualified to practice law in the State of Washington and I do not purport to be an expert on any laws other than the laws of the State of Washington, the General Corporation Law of the State of Delaware [and insert state of incorporation of the Subsidiary Borrower if other than Delaware] and the Federal laws of the United States.

	Based upon the foregoing and upon such investigation as I have deemed necessary, I am of the following opinions:

	1.	The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.  The
Subsidiary Borrower is a corporation duly organized, validly existing and in good standing under the laws of the State of [insert state of incorporation].

	2.	The execution, delivery and performance by the Company of the
Guaranty and the Borrower Subsidiary Letter are within the Company's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Company Charter or the Company By-laws or (ii) any law, rule or regulation applicable to the Company (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on the Company. The execution, delivery and performance by the Subsidiary Borrower of the Credit Agreement, the Borrower Subsidiary
Letter and the Subsidiary Borrower's Notes are within the Subsidiary Borrower's corporate powers, have been duly authorized by all necessary corporate action, and do not contravene (i) the Subsidiary Borrower
Charter or the Subsidiary Borrower By-laws or (ii) any law, rule or regulation applicable to the Subsidiary Borrower (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or (iii) any contractual or legal restriction binding on the Subsidiary Borrower. The Guaranty and the Borrower Subsidiary Letter have been duly executed and delivered on behalf of the Company. have been duly executed and delivered on behalf of the Company. The Credit
Agreement, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes have been duly executed and delivered on behalf of the Subsidiary
Borrower.

	3.	No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Company of the
Guaranty and the Borrower Subsidiary Letter [, except for 	, all of
which have been duly obtained or made and are in full force and effect].
No authorization, approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Subsidiary Borrower of the Credit Agreement, the Borrower Subsidiary Letter and the Subsidiary
Borrower's Notes [, except for 	, all of which have been
duly obtained or made and are in full force and effect].

	4.	In any action or proceeding arising out of or relating to the
Credit Agreement, the Guaranty, the Borrower Subsidiary Letter, or the Subsidiary Borrower's Notes in any court of the State of Washington or in any federal court sitting in the State of Washington, such court would recognize and give effect to the provisions in the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes wherein the parties thereto agree that the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's
Notes shall be governed by, and construed in accordance with, the laws of the State of New York. Without limiting the generality of the foregoing, a court of the State of Washington or a federal court sitting in the State of Washington would apply the usury law of the State of New York, and would not apply the usury law of the State of Washington, to the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter or the Subsidiary Borrower's Notes. However, if a court were to hold that the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the Subsidiary Borrower's Notes are governed by, and are to be construed in accordance with, the laws of the State of Washington, to the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter and the
Subsidiary Borrower's Notes would be, under the laws of the State of Washington, legal, valid and binding obligations of the Company and the Subsidiary Borrower parties thereto, enforceable against the Company and the Subsidiary Borrower parties thereto in accordance with their respective terms.

	5.	To the best of my knowledge, there are no pending overtly
threatened actions or proceedings against the Company or any of its Subsidiaries (including the Subsidiary Borrower) before any court or administrative agency which (i) purport to affect the legality, validity, binding effect or enforceability of the Credit Agreement, the Guaranty, the Borrower Subsidiary Letter or any of the Subsidiary Borrower's Notes, or (ii) except as disclosed in the Company's financial statements delivered to you prior to the date hereof pursuant to the Credit Agreement, can reasonably be expected to materially adversely affect the financial condition or operations of the Company or any Subsidiary (including the Subsidiary Borrower).

The opinions set forth above are subject to the following qualifications:

	(a)	My opinion in paragraph 4 above is subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

	(b)	My opinion in paragraph 4 above is subject to the effect of
general principles of equity, including (without limitation) concepts of materiality, reasonableness, good faith and fair dealing (regardless of whether considered in a proceeding in equity or at law).


                                            Very truly yours,

                                 SCHEDULE I

                 COMMITMENTS AND APPLICABLE LENDING OFFICES

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
| ABN Amro Bank | $40,000,000|One Union Square      |135 South LaSalle St.    |
| N.V.          |            |600 University St.    |Suite 625                |
|               |            |Suite 2323            |Chicago, IL 60603        |
|               |            |Seattle, WA 98101     |Attn: Loan               |
|               |            |Attn:James J.  Rice   |Administration           |
|               |            |Tel:(206)587-2360     |Tel:(312)904-8855        |
|               |            |Fax:(206)682-5641     |Fax:(312)904-6893        |
------------------------------------------------------------------------------
|Bank of America|$60,000,000 |555 South Flower St.  |555 South Flower St.     |
|NT & SA        |            |11th Floor            |11th Floor               |
|               |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|               |            |Attn:  Dianne Allen   |Attn: Rosalie Baca       |
|               |            |Tel:  (213) 228-2820  |Tel:  (213) 228-2824     |
|               |            |Fax:  (213) 228-2756  |Fax:  (213) 228-2756     |
-------------------------------------------------------------------------------
|Bank of China, |$15,000,000 |410 Madison Avenue    |410 Madison Avenue       |
|New York Branch|            |New York, NY 10017    |New York, NY 10017       |
|               |            |Attn: Anna Yuen       |Attn: Rhonda Chen        |
|               |            |Tel: (212) 935-3101   |Tel: (212) 935-3101      |
|               |            |x212                  |x443                     |
|               |            |Fax: (212) 688-0919   |Fax: (212) 688-0919      |
-------------------------------------------------------------------------------
|The Bank of    |$60,000,000 |10990 Wilshire Blvd   |One Wall Street          |
|New York       |            |Suite 1125            |22nd Floor               |
|               |            |Los Angeles, CA 90024 |New York, NY 10286       |
|               |            |Attn: Robert J. Louk  |Attn: Sandra Morgan      |
|               |            |Tel: (310) 996-8663   |Tel: (212) 636-6743      |
|               |            |Fax: (310) 996-8667   |Fax: (212) 635-6877      |
-------------------------------------------------------------------------------
|The Bank of    |$91,000,000 |1201 Third Avenue     |1201 Third Avenue        |
|Tokyo-         |            |Suite 1100            |Suite 1100               |
|Mitsubishi, Ltd|            |Seattle, WA 98101     |Seattle, WA 98101        |
|               |            |Attn: David M. Purcell|Attn:  Ken Johnson       |
|               |            |Tel: (206) 382-6049   |Tel: (206) 382-6021      |
|               |            |Fax: (206) 382-6067   |Fax: (206) 382-6067      |
-------------------------------------------------------------------------------
|BankBoston,    |$50,000,000 |100 Federal Street    |100 Federal Street       |
|N.A.           |            |Large Corporate 01-09-|Large Corporate 01-09-   |
|               |            |05                    |05                       |
|               |            |Boston, MA 02110      |Boston, MA 02110         |
|               |            |Attn: Judith Kelly    |Attn: Denise M. Dowd     |
|               |            |Tel: (617) 434-5280   |Tel: (617) 434-7462      |
|               |            |Fax: (617) 434-6685   |Fax: (617) 434-9933      |
-------------------------------------------------------------------------------
|Bankers Trust  |50,000,000  |One Bankers Trust     |One Bankers Trust        |
|  Company      |            |Plaza, 14th Floor     |Plaza, 14th Floor        |
|               |            |New York, NY 10006    |New York, NY 10006       |
|               |            |Attn:Anthony LoGrippo |Attn: Hsing Huang        |
|               |            |Tel: (212) 250-4886   |Tel: (212) 250-2431      |
|               |            |Fax: (212) 250-7218   |Fax: (212) 250-7351      |
-------------------------------------------------------------------------------

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|Banque         |$30,000,000 |180 Montgomery Street |180 Montgomery Street    |
|Nationale      |            |3rd Floor             |3rd Floor                |
|de Paris       |            |San Francisco,CA 94194|San Francisco,CA 94194   |
|               |            |Attn: D. Guy Gibb     |Attn: Don Hart           |
|               |            |Tel: (415) 956-0707   |Tel: (415) 956-2511      |
|               |            |Fax: (415) 296-8954   |Fax: (415) 989-9041      |
-------------------------------------------------------------------------------
|Credit         |$15,000,000 |101 California Street |55 East Monroe St.       |
|Agricole       |            |Suite 4390            |Suite 4700               |
|Indosuez       |            |San Francisco,CA 94111|Chicago, IL 60603        |
|               |            |Attn: John Hyun       |Attn: Julie Ferreh       |
|               |            |Tel: (415) 773-1283   |Tel: (312) 917-7421      |
|               |            |Fax: (415) 986-4116   |Fax: (312) 372-3848      |
-------------------------------------------------------------------------------
|Canadian       |$99,000,000 |350 S. Grand Avenue   |2727 Paces Ferry Road    |
|Imperial Bank  |            |Suite 2600            |Suite 1200, Bldg. 2      |
|of Commerce    |            |Los Angeles, CA 90071 |Atlanta, GA 30339        |
|               |            |Attn: Robert J. Wagner|Attn: Clare Coyne        |
|               |            |Tel: (213) 617-6248   |Tel: (770) 319-4836      |
|               |            |Fax: (213) 346-0157   |Fax: (770) 319-4950      |
-------------------------------------------------------------------------------
|The Chase      |$110,000,000|270 Park Avenue       |270 Park Avenue          |
|Manhattan      |            |New York, NY 10019    |New York, NY 10019       |
|Bank, N.A.     |            |Attn: Sherwood Exum   |Attn: Sherwood Exum      |
|               |            |Tel: (212) 270-6075   |Tel: (212) 270-6075      |
|               |            |Fax: (212) 270-1469   |Fax: (212) 270-1469      |
-------------------------------------------------------------------------------
|Citicorp       |$110,000,000|399 Park Avenue       |399 Park Avenue          |
|Securities,    |            |12th Floor, Zone 2    |12th Floor, Zone 2       |
|Inc.           |            |New York, NY 10043    |New York, NY 10043       |
|               |            |Attn: Thomas B. Boyle |Attn: Chris Young        |
|               |            |Tel: (212) 559-6149   |Tel: (212) 559-1477      |
|               |            |Fax: (212) 793-1246   |Fax: (212) 583-7185      |
-------------------------------------------------------------------------------
|Credit Lyonnais|$76,000,000 |1301 Avenue of the    |1301 Avenue of the       |
|               |            |Americas              |Americas                 |
|               |            |New York, NY 10019    |New York, NY 10019       |
|               |            |Attn: Bertrand Cousin |Attn: Kenia A. Perez     |
|               |            |Tel:(212) 261-7363    |Tel: (212) 261-7313      |
|               |            |Fax:  (212) 261-7368  |Fax: (212) 261-7368      |
-------------------------------------------------------------------------------
|Deutsche Bank  |$30,000,000 |31 West 52nd Street   |31 West 52nd Street      |
|AG New York    |            |New York, NY 10019    |New York, NY 10019       |
|               |            |Attn: Robert M. Wood  |Attn: Noble Samuel       |
|               |            |Tel: (212) 469-7839   |Tel: (212) 469-4091      |
|               |            |Fax: (212) 469-8212   |Fax: (212) 469-4139      |
-------------------------------------------------------------------------------

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|The Industrial |$76,000,000 |350 South Grand Avenue|350 South Grand Avenue   |
|Bank of Japan  |            |Suite 1500            |Suite 1500               |
|               |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|               |            |Attn: Craig Papayanis |Attn: Janice Luong       |
|               |            |Tel: (213) 893-6441   |Tel: (212) 893-6387      |
|               |            |Fax: (213) 488-9840   |Fax: (212) 688-9840      |
-------------------------------------------------------------------------------
|The Long-Term  |$100,000,000|350 South Grand Avenue|350 South Grand Avenue   |
|Credit Bank of |            |Suite 3000            |Suite 3000               |
|Japan, Ltd.,   |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|Los Angeles    |            |Attn: Tamotsu Ukai    |Attn: Mitchell Davis     |
|Agency         |            |Tel: (213) 689-6345   |Tel: (213) 689-6238      |
|               |            |Fax: (213) 626-1067   |Fax: (213) 626-1067      |
-------------------------------------------------------------------------------
|The Mitsubishi |$99,000,000 |520 Madison Avenue    |520 Madison Avenue       |
|Trust and      |            |New York, NY 10022    |New York, NY 10022       |
|Banking        |            |Attn: Joe Shammas     |Attn: Ming Hwa Chou      |
|Corporation    |            |Tel: (212) 891-8451   |Tel: (212) 891-8263      |
|               |            |Fax: (212) 644-6825   |Fax: (212) 755-2349      |
-------------------------------------------------------------------------------
|Morgan Guaranty|$50,000,000 |60 Wall Street        |Nassau Bahamas Office    |
|Trust Company  |            |New York, NY 10260    |c/o J.P. Morgan          |
|of New York    |            |Attn: Robert Osieski  |Services Inc.            |
|               |            |Tel: (212) 648-7173   |500 Stanton Christiana   |
|               |            |Fax: (212) 648-5018   |Road                     |
|               |            |                      |Newark, DE 19713         |
|               |            |                      |Tel: (302) 634-1938      |
|               |            |                      |Fax:  (302) 634-1852     |
-------------------------------------------------------------------------------
|National       |$40,000,000 |175 Water Street      |175 Water Street         |
|Westminster    |            |New York, NY 10038    |New York, NY 10038       |
|Bank Plc       |            |Attn: Stephen Sayre   |Attn: Angela Bozorgmir   |
|               |            |Tel: (212) 602-5521   |Tel: (212) 602-5491      |
|               |            |Fax: (212) 602-4354   |Fax: (212) 602-4500      |
-------------------------------------------------------------------------------
|NationsBank of |$99,000,000 |444 South Flower St.  |901 Main Street          |
|Texas, N.A.    |            |Suite 400             |Dallas, TX 75202         |
|               |            |Los Angeles, CA 90071 |Attn: Karen Puente       |
|               |            |Attn:George V. Hausler|Tel: (214) 508-3089      |
|               |            |Tel: (213) 236-4925   |Fax: (214) 508-0944      |
|               |            |Fax: (213) 624-5815   |                         |
-------------------------------------------------------------------------------
|PNC Bank,      |$50,000,000 |One PNC Plaza, 2nd Fl.|One PNC Plaza, 6th Fl.   |
|National       |            |249 Fifth Avenue      |249 Fifth Avenue         |
|Association    |            |Pittsburgh, PA 15222  |Pittsburgh, PA 15222     |
|               |            |Atn:Philip K.Liebshcer|Attn: Sally Hunter       |
|               |            |Tel: (412) 762-3202   |Tel: (412) 768-3807      |
|               |            |Fax: (412) 762-6484   |Fax: (412) 768-4586      |
-------------------------------------------------------------------------------

|Initial Issuing| Term A & B | Domestic             |Eurodollar/Operations    |
|Bank           | Commitment | Lending Office       | Lending Office          |
-------------------------------------------------------------------------------
|The Sumitomo   |$40,000,000 |1201 Third Avenue,    |777 South Figueroa,      |
|Bank, Limited  |            |Suite 5320            |Suite 2600               |
|               |            |Seattle, WA 98101     |Los Angeles, CA 90017    |
|               |            |Attn: Robert Granfelt |Attn: Miriam Delgado     |
|               |            |Tel: (206) 223-4050   |Tel: (213) 955-0883      |
|               |            |Fax: (206) 623-8551   |Fax: (213) 623-6832      |
-------------------------------------------------------------------------------
|The Sumitomo   | $50,000,000|333 South Grand Ave., |333 South Grand Ave.,    |
|Trust & Banking|            |Suite 5300            |Suite 5300               |
|Co., Ltd., Los |            |Los Angeles, CA 90071 |Los Angeles, CA 90071    |
|Angeles Agency |            |Attn: Eleanor Chan    |Attn: Bettina Wen        |
|               |            |Tel: (213) 229-2170   |Tel: (213) 229-2123      |
|               |            |Fax: (213) 613-1083   |Fax: (213) 613-1083      |
-------------------------------------------------------------------------------
|Wachovia Bank, |$60,000,000 |191 Peachtree St.,NE  |191 Peachtree St.,NE     |
|N.A.           |            |Atlanta, GA 30303     |Atlanta, GA 30303        |
|               |            |Attn: John Whitner    |Attn: Gloria Freeman     |
|               |            |Tel: (404) 332-6738   |Tel: (404) 332-6485      |
|               |            |Fax: (404) 332-6898   |Fax: (404) 332-6898      |
-------------------------------------------------------------------------------

                              Exhibit (3) (xx)
                  Retention Agreement with John A. McLuckey



September 16, 1996


Mr. J. A. McLuckey                               Robert H. Murphy
President & COO                                  Senior Vice President
Aerospace & Defense                              Organization & Human Resources
2201 Seal Beach Boulevard
Seal Beach, CA 90740


Dear John:

We have recently discussed with you the planned divestiture of the Aerospace and Defense businesses to Boeing North American, Inc.
("Boeing',) and have emphasized to you that your continued support and dedication are particularly important for this transaction to be successful now and in the future.

Since your continued support in the effective operation of the Aerospace and Defense businesses is considered extremely important, both before and after the divestiture of those businesses, we have arranged for providing you with compensation for the: continued support, as well as protection in the event that Boeing should deem it necessary after the closing of the divestiture (the 'Closing Date-) to terminate your employment or materially diminish your responsibilities. Accordingly, you will be provided with the following:

Retention Payment:

A Retention Payment of $830,000, which equates to 24 months of pay, will be paid to you by Boeing, if all the following conditions are satisfied:

        1. the Aerospace and Defense businesses are divested;

        2. you remain with Rockwell through the closing of the divestiture (the "Closing Date"); and

        3. you continue employment with Boeing and do not voluntarily terminate your employment before completion of 12 months of service with Boeing immediately following the Closing Date.

You will not be eligible for the Retention Payment, if you voluntarily terminate your employment with Boeing within the 12- month period immediately following the Closing Date (unless your responsibilities had been materially diminished prior to your termination or if your

J. A. McLuckey
September 16,1996
Page 2

employment is terminated for cause either by Rockwell prior to the Closing Date or by Boeing within the 12-month period immediately following the Closing Date.

If the above conditions are satisfied, your retention Payment will be paid to you at the time and in the manner you elect on the attached form. If you do not make an election by October 31, 1996, your retention Payment will be paid in a lump sum 13 months after the Closing Date.


Severance Payments:

During the 12 months immediately following the Closing Date, you will be eligible for a Severance Payment from Boeing in the amount of $ 1,245,000. Thereafter and through the 24th month following the Closing Date, you will be eligible for a Severance Payment from Boeing in the amount of $415,000. The applicable Severance Payment will be made to you in a lump sum, if you continue employment with Boeing immediately following the Closing Date, but:

        1. you are involuntarily terminated by Boeing, other than for cause; or

        2. your responsibilities are materially diminished by Boeing and you voluntarily terminate your employment with Boeing within the 12-month period immediately following the Closing Date in the case of the first form of Severance Payment or within the second 12-month period following the Closing Date, in the case of the second form of Severance Payment.

You will not be eligible for either of the above Severance Payments, if you voluntarily terminate your employment with Boeing within the 24-month period immediately following the Closing Date (unless your responsibilities had been materially diminished prior to your termination) or if your employment is terminated for cause, either by Rockwell prior to the Closing Date or by Boeing following the Closing Date or by Boeing following the Closing Date.

For purposes of this letter, the term "Materially" diminished responsibilities" refers to substantial reduction in scope of job duties or a substantial reduction in base and/or incentive compensation or opportunities for such forms of compensation because of changes in job responsibilities. Boeing and Rockwell both agree that it is the intention of both companies that the initial transfer of an executive from employment with Rockwell to employment with Boeing does not constitute a material diminution of responsibilities which would qualify the executive for either a Retention Payment or a Severance Payment.

J. A. McLuckey
September 16,1996
Page 3

As you can understand, a certain amount of restructuring and/or consolidation of the Aerospace and Defense businesses with the Boeing Defense & Space businesses may well occur during the 24-month period following the Closing Date. It is the intention of both companies that any job title changes, revisions in your management reporting relationships or changes in your job responsibilities which might result from such a restructuring or consolidation (including any related transfer of assets) will not constitute "materially diminished responsibilities,' on your part, unless such a change is accompanied by a substantial reduction in your base and/or incentive compensation or in your opportunities for such forms of compensation.

On the ongoing basis, reductions in base or incentive compensation (including any reductions in opportunities for such compensation) which are related to business performance or individual performance issues or compensation plan changes do not constitute a material diminution of responsibilities and will also be excluded from consideration in determining an executive's eligibility for retention or Severance Payments hereunder.

The Retention and Severance Payments provided for herein are in lieu of any other compensation or payments under Rockwell and Boeing policies. programs and agreements pertaining to retention and severance pay.

All of the foregoing is contingent upon satisfactory performance of your current assignment, and your agreement to keep confidential al] information relating to this matter. None of Rockwell's or Boeing's rights with respect to your employment are affected by this letter except as specifically set forth herein.

Please sign, date, and return a copy of this letter to indicate your full understanding of the teens and conditions contained herein.


Sincerely,


 /s/ Robert H. Murphy
Robert H. Murphy
Senior Vice President
Organization & Human Resources




                      /s/ John A. McLuckey                       11/26/96
                    -------------------------                  ------------
                                                                   Date

To: Rockwell International Corporation


This is to evidence my election concerning the time and manner in which I wish to receive the Retention Payment which may become payable to me from Boeing North American, Inc. ("Boeing") in connection with the consummation of the proposed merger transaction between Boeing and Rockwell International Corporation ("Rockwell") involving assumption by Boeing of Rockwell's Aerospace and Defense businesses (the "A&D Transaction").

If all of the conditions necessary for payment of the said Retention Payment which are described in the attached letter are satisfied and if I become eligible for receipt of the said Retention Payment, I hereby irrevocably elect to have the retention Payment paid to me by Boeing as follows: (Choose one)

        ___ in a lump sum on the sixtieth (60th) day after my termination of employment with Boeing; or

         X in 10 (2-10) annual installments commencing on the sixtieth ___ (60th) day after my termination of employment with Boeing.


I understand and agree that, until paid, any such Retention Payment amount would earn interest Mom the Closing date of the A&D Transaction to the time of payment at a rate which is identical to the interest rate applied to deferred compensation under the The Boeing Company Deferred Compensation Plan.



           Signed at 9:00 am                 /s/ John A. McLuckey
           September 30, 1996             ---------------------------

                 EXHIBIT (21) - List of Company Subsidiaries
                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================
2433265 Manitoba Ltd.                   Manitoba                        1989
692567 Ontario Limited                  Ontario                         1986
757UA, Inc.                             Delaware                        1989
767ER, Inc.                             Delaware                        1987
ACN 004 471 078 PTY LIMITED             Australia                       1960
AeroSpace Technologies of Australia
 Limited                                Australia                       1986
Aileron Inc.                            Delaware                        1989
Aldford-1 Corporation                   Delaware                        1993
Amwell-1 Corporation                    Delaware                        1993
Andsell-1 Corporation                   Delaware                        1993
ARGOSystems, Inc.                       California                      1969
Arneway-1 Corporation                   Delaware                        1993
Astro Limited                           Bermuda                         1975
Astro-II, Inc.                          Vermont                         1984
Atlantic Intermountain Express, Inc.    Pennsylvania                    1980
Autonetics, Inc.                        Delaware                        1958
Bahasa Aircraft Corporation             Delaware                        1993
BCS Richland, Inc.                      Washington                      1975
Beaufoy-1 Corporation                   Delaware                        1993
BNA International Systems, Inc.         Delaware                        1974
BNA Operations International, Inc.      Delaware                        1996
Boeing Aerospace Operations, Inc.       Washington                      1972
Boeing Agri-Industrial Company          Oregon                          1973
Boeing Aircraft Holding Company         Delaware                        1984
Boeing Australia Limited                Australia                       1986
Boeing Canada Inc..                     Ontario                         1929
Boeing Capital Corporation              Delaware                        1968
Boeing Capital Services Corporation     Delaware                        1988
Boeing China, Inc.                      Delaware                        1986
Boeing Commercial Information and
 Communication Company                  Delaware                        1997
Boeing Commercial Space Company         Delaware                        1987
Boeing Constructors, Inc.               Texas                           1970
Boeing Defence UK Limited               England                         1976
Boeing Defense & Space - Corinth Co.    Delaware                        1987
Boeing Defense & Space - Irving Co.     Delaware                        1979
Boeing Defense & Space -
 Oak Ridge, Inc.                        Delaware                        1980
Boeing Domestic Sales Corporation       Washington                      1974
Boeing Enterprises, Inc.                Delaware                        1997
Boeing Equipment Holding Company        Washington                      1968
Boeing Financial Corporation            Washington                      1965

                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================
Boeing Georgia, Inc.                    Delaware                        1980
Boeing Information Services, Inc.       Delaware                        1981
Boeing International Corporation        Delaware                        1953
Boeing International Holdings, Ltd.     Bermuda                         1998
Boeing International Logistics
 Spares, Inc.                           Delaware                        1996
Boeing International Sales Corporation  Washington                      1971
Boeing Investment Company, Inc.         Delaware                        1985
Boeing Leasing Company                  Delaware                        1988
Boeing Louisiana, Inc.                  Delaware                        1986
Boeing Middle East Limited              Delaware                        1982
Boeing Nevada, Inc.                     Delaware                        1989
Boeing North American Services, Inc.    Texas                           1973
Boeing North American Space Alliance
 Company                                Delaware                        1995
Boeing North American Space
 Enterprises Canada, Inc.               Canada                          1996
Boeing North American Space
 Operations Company                     Delaware                        1983
Boeing North American, Inc.             Delaware                        1928
Boeing of Canada Ltd.                   Delaware                        1986
Boeing Offset Company, Inc.             Delaware                        1985
Boeing Operations International,
 Incorporated                           Delaware                        1981
Boeing Precision Gear, Inc.             Delaware                        1994
Boeing Realty Corporation               California                      1972
Boeing Sales Corporation                Guam                            1984
Boeing Sales Corporation, Limited       Bermuda                         1993
Boeing Technology International, Inc.   Washington                      1973
Boeing Travel Management Company        Delaware                        1980
Boeing Worldwide Operations Limited     Bermuda                         1998
Braham-1 Corporation                    Delaware                        1993
Canard Holdings, Inc.                   Delaware                        1996
CBSA Leasing II, Limited                Delaware                        1998
CBSA Leasing, Inc.                      Delaware                        1998
Douglas Express Limited                 Virgin Islands                  1996
Douglas Federal Leasing Limited         Virgin Islands                  1996
Douglas Leasing Inc.                    Delaware                        1996
Douglas Realty Company, Inc.            California                      1965
Falcon II Leasing Limited               Virgin Islands                  1998
Falcon Leasing Limited                  Virgin Islands                  1998
Fine Chemicals Offset Limited           British Virgin Islands          1996
Finnish American International
 Trade, Inc.      *                     Delaware                        1988
Gainford-1 Corporation                  Delaware                        1993
Gaucho-1 Inc.                           Delaware                        1994
GAUCHO-2 Inc.                           Delaware                        1994

                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================
Grape Corporation                       Delaware                        1993
Ham's Express, Inc.                     Pennsylvania                    1970
Hanway Corporation                      Delaware                        1993
Kuta-3 Aircraft Corporation, Limited    Delaware                        1994
Kuta-One Aircraft Corporation, Limited  Delaware                        1994
Kuta-Three Aircraft Corporation         Delaware                        1993
Kuta-Two Aircraft Corporation           Delaware                        1993
Longacres Park, Inc.                    Washington                      1948
Longbow Golf Club Corporation           Delaware                        1997
MCAUTO International, Inc.              Delaware                        1980
MCAUTO Systems Group, Inc.              Delaware                        1981
McDonnell Douglas (Australia) Pty. Ltd. Delaware                        1980
McDonnell Douglas (Singapore) Pte. Ltd. Singapore                       1989
McDonnell Douglas Administrative
 Services                               Missouri                        1993
McDonnell Douglas Aerospace
 (Malaysia) Sdn. Bhd.                   Malaysia                        1993
McDonnell Douglas Aerospace - Hungary   Hungary                         1997
McDonnell Douglas Aerospace -
 Middle East Limited                    Delaware                        1993
McDonnell Douglas Aerospace -
 Poland, Sp. zoo.                       Poland                          1996
McDonnell Douglas Aerospace -
 Switzerland, Inc.                      Delaware                        1972
McDonnell Douglas Aerospace -
 U.K., Ltd.                             Delaware                        1993
McDonnell Douglas Aerospace Services
 Company                                Delaware                        1978
McDonnell Douglas Aerospace -
 Tactical Aircraft & Missile Systems
 Co. - Support Services                 Delaware                        1981
McDonnell Douglas Aircraft Finance
 Corporation                            Delaware                        1989
McDonnell Douglas Canada Limited        Canada                          1964
McDonnell Douglas Capital Corporation   Delaware                        1987
McDonnell Douglas Capital Leasing
 Corporation                            Delaware                        1987
McDonnell Douglas China Technical
 Services, Inc.                         Delaware                        1985
McDonnell Douglas Commercial
 Delta, Inc.                            Delaware                        1988
McDonnell Douglas Corporation           Maryland                        1939
McDonnell Douglas Dakota Leasing, Inc.  Delaware                        1996
McDonnell Douglas Express, Inc.         Delaware                        1996
McDonnell Douglas F-15 Technical
 Services Company, Inc.                 Delaware                        1978

                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================

McDonnell Douglas Finance Corporation
 - Federal Leasing, Limited             Virgin Islands                  1994
McDonnell Douglas Finland Oy            Finland                         1991
McDonnell Douglas Foreign Sales
 Corporation                            Virgin Islands                  1984
McDonnell Douglas Helicopter Company    Delaware                        1980
McDonnell Douglas Helicopter Support
 Services, Inc.                         Delaware                        1984
McDonnell Douglas Indonesia
 Leasing, Inc.                          Delaware                        1997
McDonnell Douglas Insurance
 Holdings Corporation                   Delaware                        1989
McDonnell Douglas International
 Radio Services Corporation             California                      1983
McDonnell Douglas International
 Sales Corporation                      Delaware                        1972
McDonnell Douglas Japan, Ltd.           Japan                           1958
McDonnell Douglas Korea, Ltd.           Delaware                        1986
McDonnell Douglas Macedonia
 Leasing, Inc.                          Delaware                        1997
McDonnell Douglas Middle East, Ltd.     Delaware                        1989
McDonnell Douglas Overseas Finance
 Corporation                            Delaware                        1975
McDonnell Douglas Overseas, Inc.        Delaware                        1984
McDonnell Douglas Pacific & Asia, Ltd.  Delaware                        1980
McDonnell Douglas Radio Services
 Corporation                            Delaware                        1973
McDonnell Douglas Services, Inc.        Missouri                        1980
McDonnell Douglas Spain Ltd.            Delaware                        1983
McDonnell Douglas Support Services
 - Military, Inc.                       Delaware                        1991
McDonnell Douglas Support
 Services, Inc.                         Delaware                        1980
McDonnell Douglas Technical Services
 Company                                Delaware                        1980
McDonnell Douglas Training Systems
 Support Services, Inc.                 Delaware                        1989
McDonnell Douglas Truck Services, Inc.  Delaware                        1982
McDonnell Douglas Worldwide, Ltd.       British West Indies             1986
McDonnell Douglas, Ltd.                 Delaware                        1980
MD Computer Sales, Ltd.                 British West Indies             1986
MD Dakota Leasing, Ltd.                 Virgin Islands                  1996
MD Indonesia Limited                    Virgin Islands                  1997
MD Industrial Participation, Inc.       Delaware                        1981
MD Technical Services International,
 Inc.                                   Delaware                        1991
MD-Air Leasing Limited                  Virgin Islands                  1996

                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================

MD-Federal Holding Company              Delaware                        1996
MDAFC - Nashville Company               Delaware                        1996
MDC Cypress Properties, Inc.            California                      1984
MDC Properties, Inc.                    Michigan                        1979
MDFC - Aircraft Leasing Company         Delaware                        1995
MDFC - Aircraft Leasing Limited         Virgin Islands                  1995
MDFC - Aircraft Ltd.                    Ireland                         1995
MDFC - Bali, Limited                    Virgin Islands                  1993
MDFC - Carson Company                   Delaware                        1997
MDFC - Carson Limited                   Virgin Islands                  1996
MDFC - Express Leasing Company          Delaware                        1995
MDFC - Express Leasing Limited          Virgin Islands                  1995
MDFC - Federal Leasing, Ltd.            Virgin Islands                  1994
MDFC - Jakarta, Limited                 Virgin Islands                  1993
MDFC - Knoxville Company                Delaware                        1996
MDFC - Knoxville Limited                Virgin Islands                  1995
MDFC - Lakewood Company                 Delaware                        1996
MDFC - Lakewood Limited                 Virgin Islands                  1996
MDFC - Memphis Company                  Delaware                        1996
MDFC - Memphis Ltd.                     Virgin Islands                  1995
MDFC - Nashville Ltd.                   Virgin Islands                  1995
MDFC - Reno Company                     Delaware                        1996
MDFC - Sierra Company                   Delaware                        1985
MDFC - Spring Limited                   Virgin Islands                  1996
MDFC - Tahoe Company                    Delaware                        1996
MDFC Equipment Leasing Corporation      Delaware                        1972
MDFC Loan Corporation                   Delaware                        1983
MDRC of Missouri, Inc.                  Missouri                        1989
Montana Aviation Research Company       Delaware                        1991
Network Information Service Co., Ltd.   Japan                           1984
North American Aviation, Inc.           Delaware                        1967
Pacific Business Enterprises, Inc.      Delaware                        1988
Plaza Realty Holdings Corporation       Delaware                        1986
Processing Properties, Inc.             Delaware                        1993
Rainier Aircraft Leasing, Inc.          Delaware                        1992
RGL-1 Corporation                       Delaware                        1993
RGL-2 Corporation                       Delaware                        1993
RGL-3 Corporation                       Delaware                        1993
RGL-4 Corporation                       Delaware                        1993
RGL-5 Corporation                       Delaware                        1993
RGL-6 Corporation                       Delaware                        1993
Rocketdyne Technical Services Company   Delaware                        1986
Rocketdyne, Inc.                        Delaware                        1958
Sunshine Leasing Company - 1            Delaware                        1997
Taiko Leasing, Inc.                     Delaware                        1998
Team Apache Systems, LLC   *            Delaware                        1997
Thayer Leasing, Inc.                    Delaware                        1997

                     THE BOEING COMPANY AND SUBSIDIARIES

                (Wholly owned unless identified by Asterick)


                                       Place of                        Date
Name                                 Incorporation                Incorporated
==============================================================================

Troy Capital Services, Inc.             Delaware                        1987
VC-X 757, Inc.                          Delaware                        1996
Wingspan, Inc.                          Delaware                        1994

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

The Company's commercial aircraft program method of accounting is described in
Note 1, "Summary of Significant Accounting Policies - Contract and Program Accounting," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1997. The relevant disclosure in
Note 1 is as follows:

  Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The initial program quantities for the 777 program and the 737- 600/700/800/900 (Next-Generation 737) programs have been established at 400 units, the same initial program quantity as used for the 747, 757 and 767 programs. Deliveries for the 777 program began in 1995, and deliveries for the Next-Generation 737 program began in the fourth quarter of 1997. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

Related disclosures are included in Note 6, "Inventories," to the Consolidated Financial Statements filed under the Form 10-K for the fiscal year ended December 31, 1997. Specific disclosures are limited to those programs for which deferred production costs in excess of estimated average cost of deliveries or unamortized tooling costs not recoverable from existing firm orders are material in amount.

The accounting theory underlying the program method of accounting is essentially the same as "contract accounting," which is addressed in the AICPA Statement of Position 81-1. The important difference in methodology is the definitional size of the "accounting contract" over which costs are averaged. The program "accounting contract" is not limited to production units under contract (as is normally the case with contract accounting), but rather is often based on a quantity in excess of the units covered by firm backlog. The Company began using the program method of accounting over 30 years ago, and has applied the accounting method to its major commercial programs (707, 727, 737, 747, 757, 767 and 777), and only its major commercial programs.

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

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Revenues by industry segment:
A bar chart for the five years 1993-1997 indicating revenues by industry segment (Dollars in billions):

                                          1993    1994    1995    1996    1997

Commercial Aircraft                     25.120  19.778  17.511  19.916  26.929
Information, Space and Defense Systems 14.090 14.676 14.849 14.934 18.125 Customer and Commercial Financing, other 0.501 0.515 0.600 0.603 0.746

Total                                   39.711  34.969  32.960  35.453  45.800



Graphic and image material item Number 2

Commercial sales by geographic region:
A bar chart for the five years 1993-1997 indicating sales by region of customer (Dollars in billions):

                          1993    1994    1995    1996    1997

United States             9.050   6.044   7.530   8.634   9.625
Asia, Other than China    8.448   6.847   5.256   6.576   9.254
China                     1.297   1.284   0.754   0.950   1.265
Europe                    5.078   4.545   2.533   2.757   5.886
Oceania                   0.732   0.995   0.599   0.536   0.560
Other                     0.723   0.291   0.839   0.463   0.339

Total                    25.328  20.006  17.511  19.916  26.929



Graphic and image material item Number 3

Comparative net earnings:
A bar chart of comparative net earnings for the five years 1993-1997 (Dollars in millions):

1993 - 1,640; 1994 - 1,483; 1995 - 1,479; 1996 - 1,905; 1997 - 632

Graphic and image material item Number 4

Research and development expensed by segment:
A bar chart of research and development expensed for the five years 1993-1997 (Dollars in billions):

                                          1993    1994    1995    1996    1997

Commercial Aircraft                      1.662   1.681   1.232   1.156   1.208
Information, Space and Defense Systems   0.415   0.395   0.442   0.477   0.716

Total                                    2.077   2.076   1.674   1.633   1.924




Graphic and image material item Number 5

Go-ahead and certification/delivery graph:
A time line graph indicating go-ahead and certification/delivery for various major airplane programs and derivatives.

               Go-ahead     Certification/Delivery
              (month/year)       (month/year)
777-200        < 1/1995             4/1995
777-200ER      < 1/1995             2/1997
777-300          6/1995             6/1998
737-700        < 1/1995            12/1997
737-800        < 1/1995             3/1998
737-600          3/1995            10/1998
737-900         11/1997             1/2001
757-300          9/1996             2/1999
767-400ER        4/1997             4/2000
717-200         10/1995             6/1999




Graphic and image material item Number 6

Procurement budget - Department of Defense and NASA:
A bar chart for the six years 1992 - 1997 indicating Procurement budgets - Department of Defense and NASA (Dollars in billions):

1992 - 113.9; 1993 - 105.1; 1994 - 93.3;
1995 - 91.9; 1996 - 91.2; 1997 - 94.5

INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders, The Boeing Company

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of The Boeing Company and McDonnell Douglas Corporation, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statement of financial position of McDonnell Douglas Corporation as of December 31, 1996, or the related statements of operations and cash flows for the years ended December 31, 1996 and 1995, which statements reflect total assets of $11,631,000,000 as of December 31, 1996, and total revenues of $13,834,000,000 and $14,332,000,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for McDonnell Douglas Corporation for 1996 and 1995, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington
January 27, 1998