Form 10-Q
period 1998-03-31
BOEING CO
filed 1998-05-12
CIK 12927

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



                       For the quarterly period ended
                               March 31, 1998


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

As of April 30, 1998, there were 1,010,365,929 shares of common stock, $5.00 par value, issued and outstanding.

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


                                                            Three months ended
                                                                March 31
 ..............................................................................
                                                            1998          1997
 ..............................................................................

Sales and other operating revenues                       $12,941       $10,359

Operating costs and expenses                              11,838         8,688
General and administrative expense                           493           452
Research and development expense                             487           479
Share-based plans                                             22           (98)
------------------------------------------------------------------------------
                                                          12,840         9,521
------------------------------------------------------------------------------
Earnings from operations                                     101           838
Other income, principally interest                            85           103
Interest and debt expense                                   (113)         (131)
------------------------------------------------------------------------------
Earnings before income taxes                                  73           810
Income taxes                                                  23           270
------------------------------------------------------------------------------
Net earnings                                             $    50       $   540
==============================================================================


Basic earnings per share                                    $.05          $.56
==============================================================================

Diluted earnings per share                                  $.05          $.55
==============================================================================


Cash dividends per share                                    $.14          $.14
==============================================================================








               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................
                                                (Unaudited)
Assets
 ..............................................................................
Cash and cash equivalents                           $ 4,092            $ 4,420
Short-term investments                                  454                729
Accounts receivable                                   3,299              3,121
Current portion of customer and
 commercial financing                                   212                261
Deferred income taxes                                 1,974              1,765
Inventories, net of advances and progress billings    9,155              8,967
------------------------------------------------------------------------------
  Total current assets                               19,186             19,263
Customer and commercial financing                     4,435              4,339
Property, plant and equipment, net                    8,528              8,391
Deferred income taxes                                    53                 15
Goodwill                                              2,374              2,395
Prepaid pension expense                               3,316              3,271
Other assets                                            342                350
------------------------------------------------------------------------------
                                                    $38,234            $38,024
==============================================================================

Liabilities and Shareholders' Equity
 ..............................................................................
Accounts payable and other liabilities              $11,441            $11,548
Advances in excess of related costs                   1,554              1,575
Income taxes payable                                    568                298
Short-term debt and current portion
 of long-term debt                                      419                731
------------------------------------------------------------------------------
  Total current liabilities                          13,982             14,152
Accrued retiree health care                           4,795              4,796
Long-term debt                                        6,430              6,123
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,793,426 and 1,000,029,538    5,059              5,000
  Additional paid-in capital                          1,744              1,090
  Treasury shares, at cost - 323,515 and 164,667        (17)                (9)
  Retained earnings                                   8,197              8,147
  Unearned compensation                                 (16)               (20)
  ShareValue Trust shares -
   37,737,677 and 26,385,260                         (1,940)            (1,255)
------------------------------------------------------------------------------
  Total shareholders' equity                         13,027             12,953
------------------------------------------------------------------------------
                                                    $38,234            $38,024
==============================================================================

               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)

                                                            Three months ended
                                                                March 31
 ..............................................................................
                                                            1998          1997
 ..............................................................................

Cash flows - operating activities:
  Net earnings                                            $   50        $  540
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                         22           (98)
    Depreciation and amortization                            408           348
    Changes in assets and liabilities -
      Short-term investments                                 275           (89)
      Accounts receivable                                   (178)         (413)
      Inventories, net of advances and progress billings    (188)         (408)
      Accounts payable and other liabilities                  40           324
      Advances in excess of related costs                    (21)          168
      Income taxes payable and deferred                       23           373
      Other assets                                           (42)         (391)
      Accrued retiree health care                             (1)            3
------------------------------------------------------------------------------
        Net cash provided by operating activities            388           357
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer and commercial financing - additions             (349)          (93)
  Customer and commercial financing - reductions             273            71
  Property, plant and equipment, net additions              (490)         (351)
  Other                                                                     21
------------------------------------------------------------------------------
        Net cash used by investing activities               (566)         (352)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                             384            64
  Debt repayments                                           (389)         (132)
  Common shares purchased                                    (33)          (73)
  Stock options exercised, other                              30            41
  Dividends paid                                            (142)         (126)
------------------------------------------------------------------------------
        Net cash used by financing activities               (150)         (226)
------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                   (328)         (221)

Cash and cash equivalents at beginning of year             4,420         5,469
------------------------------------------------------------------------------

Cash and cash equivalents at end of first quarter         $4,092        $5,248
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Recognition of Additional Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represents an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. The cumulative forward loss of $1,050 represents the amount by which the estimated production costs exceed the estimated revenue for the first 400 units of the program. The additional forward loss resulted principally from additional retrofit activity costs attributable to flight test and certification requirements, as well as the costs of increased resources to reduce out-of-sequence work and process flow risks. As of March 31, 1998, the Company had delivered 15 Next-Generation 737 airplanes.


Note 3 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute basic earnings per share were 973.6 and 967.6 for the three-month periods ended March 31, 1998 and 1997, and for computing diluted earnings per share were 985.1 and 983.3 for the same respective three-month periods. Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on the same number of shares plus additional shares representing stock distributable under share-based plans computed using the treasury stock method.

Note 4 - Income Taxes

The effective income tax provision rate of 31.5% for the first three months of 1998 is lower than the statutory federal rate principally due to Foreign Sales Corporation tax benefits. Partially offsetting this reduction are state income taxes and non-deductible goodwill. Net income tax refunds were $2 and $122 for the three months ended March 31, 1998 and 1997.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................
U.S. Government contracts                          $  2,313           $  2,053
Other                                                   986              1,068
------------------------------------------------------------------------------
                                                   $  3,299           $  3,121
==============================================================================


Note 6 - Inventories

Inventories consisted of the following:

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................
Commercial aircraft programs and
 long-term contracts in progress                   $ 27,052           $ 26,566
Commercial spare parts, general stock
 materials and other                                  1,836              1,869
------------------------------------------------------------------------------
                                                     28,888             28,435
Less advances and progress billings                 (19,733)           (19,468)
------------------------------------------------------------------------------
                                                   $  9,155           $  8,967
==============================================================================

Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................
Aircraft financing
  Notes receivable                                 $    712           $    651
  Investment in sales-type/financing leases           1,641              1,646
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $250 and $254                                   1,293              1,289
Commercial equipment financing
  Notes receivable                                      367                313
  Investment in sales-type/financing leases             398                407
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $84 and $96                                       446                502
------------------------------------------------------------------------------
Less valuation allowance                               (210)              (208)
------------------------------------------------------------------------------
                                                   $  4,647           $  4,600
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................
Accounts payable                                   $  5,734           $  5,609
Accrued compensation and employee benefit costs       2,551              2,154
Lease and other deposits                                511                819
Other                                                 2,645              2,966
------------------------------------------------------------------------------
                                                   $ 11,441           $ 11,548
==============================================================================

Note 9 - Debt

Short- and long-term debt consisted of the following:

                                                   March 31        December 31
                                                       1998               1997
 ..............................................................................

Unsecured debentures and notes:
  7 5/8% due Feb. 17, 1998                         $      -           $    301
  8 7/8% due Sep. 15, 1999                              309                311
  8.25% due Jul. 1, 2000                                200                200
  8 3/8% due Feb. 15, 2001                              181                182
  9.25% due Apr. 1, 2002                                120                120
  6 3/4% due Sep. 15, 2002                              297                297
  6.35% due Jun. 15, 2003                               299                299
  7 7/8% due Feb. 15, 2005                              209                209
  6 5/8% due Jun. 1, 2005                               291                291
  6.875% due Nov. 1, 2006                               248                248
  8 1/10% due Nov. 15, 2006                             175                175
  9.75% due Apr. 1, 2012                                348                348
  8 3/4% due Aug. 15, 2021                              398                398
  7.95% due Aug. 15, 2024                               300                300
  7 1/4% due Jun. 15, 2025                              247                247
  8 3/4% due Sep. 15, 2031                              248                248
  8 5/8% due Nov. 15, 2031                              173                173
  6 5/8% due Feb. 15, 2038                              297
  7.50% due Aug. 15, 2042                               100                100
  7 7/8% due Apr. 15, 2043                              173                173
  6 7/8% due Oct. 15, 2043                              125                125

Senior debt securities,
  5.0% - 9.4%, due through 2011                         101                148
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                      1,189              1,129
Subordinated medium-term notes,
  6.1% - 9.4%, due through 2004                          70                 70
Capital lease obligations due through 2008              488                500
Other notes                                             263                262
------------------------------------------------------------------------------
                                                   $  6,849           $  6,854
==============================================================================


The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. In addition, Boeing Capital Corporation, a corporation wholly owned by the Company, has $240 available, but unused, under a credit line agreement with a group of commercial banks.

Total debt interest, including amounts capitalized, was $130 and $144 for the three-month periods ended March 31, 1998 and 1997, and interest payments were $149 and $161, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1998 and 1997, consisted of the following:

(Shares in thousands)
 ..............................................................................
                                                 1998               1997
                                            Shares   Amount    Shares   Amount
 ..............................................................................
Common Stock
 Beginning balance - January 1           1,000,030  $ 5,000   993,348  $ 4,967
  Shares issued for the ShareValue Trust    11,253       56
  Shares issued for incentive stock plans      510        3     1,148        5
------------------------------------------------------------------------------
 Ending balance - March 31               1,011,793  $ 5,059   994,496  $ 4,972
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 1,090            $   920
  Share-based compensation                               22
  Treasury shares issued for incentive
   stock plans, net                                      (9)               (14)
  Shares issued for incentive plans                                         28
  Tax benefit related to incentive stock plans            7                 12
  Stock appreciation rights expired or surrendered        5                  2
  Shares issued for the ShareValue Trust                494
  ShareValue Trust market value adjustment              135               (100)
------------------------------------------------------------------------------
 Ending balance - March 31                          $ 1,744            $   848
==============================================================================
Treasury stock
 Beginning balance - January 1                 165  $    (9)       30  $    (1)
  Treasury shares issued for incentive
   stock plans, net                           (497)      25      (796)      42
  Treasury shares acquired                     656      (33)    1,400      (74)
  Shares transferred from ShareValue Trust                          6
------------------------------------------------------------------------------
 Ending balance - March 31                     324  $   (17)      640  $   (33)
==============================================================================
Retained earnings
 Beginning balance - January 1                      $ 8,147            $ 8,896
  Net earnings                                           50                540
  Cash dividends declared                                                  (24)
------------------------------------------------------------------------------
 Ending balance - March 31                          $ 8,197            $ 9,412
==============================================================================
Unearned compensation
 Beginning balance - January 1                      $   (20)           $   (22)
  New issuances                                                            (29)
  Forfeitures                                             3
  Amortization                                            1                  6
------------------------------------------------------------------------------
 Ending balance - March 31                          $   (16)           $   (45)
==============================================================================

Changes in shareholders' equity for the three-month periods ended March 31, 1998 and 1997, consisted of the following:

(Shares in thousands)
 ..............................................................................
                                                 1998               1997
                                            Shares   Amount    Shares   Amount
 ..............................................................................
ShareValue Trust
 Beginning balance - January 1              26,385  $(1,255)   26,120  $(1,258)
  Shares transferred to treasury stock                             (6)
  Shares acquired from dividend reinvestment   100                 70
  Shares issued from common stock           11,253     (550)
  Market value adjustment                              (135)               100
  Accrual of distributable appreciation                                    (98)
------------------------------------------------------------------------------
 Ending balance - March 31                  37,738  $(1,940)   26,184  $(1,256)
==============================================================================


Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", is required to be implemented in financial statements issued for periods ending after December 15, 1997. For the quarters ended March 31, 1998 and 1997, the Company did not incur items to be reported in 'comprehensive income' that were not already included in the reported 'net earnings.' As a result, comprehensive income and net earnings were the same for these periods.


Note 11 - Share-Based Compensation

Beginning in the first quarter of 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 123 will principally affect the accounting for Performance Share awards, the ShareValue Trust plan, and stock options. Although the Company did not grant stock options during the first quarter of 1998, future stock option awards that are issued will result in an expense recognition based upon the fair value under an appropriate option pricing model.

On February 23, 1998, the Company awarded approximately 3.9 million Performance Shares to executive management. Performance Shares are convertible to common stock at the time the stock price reaches and maintains, for 20 consecutive days, certain threshold levels. These threshold levels represent predetermined compound five-year growth rates relative to the stock price on the date of the award. In accordance with SFAS No. 123, the Company will recognize the associated expense over the five-year award period.

In July 1996, the Company established a self-sustaining, irrevocable 12-year trust, the ShareValue Trust, designed to allow substantially all employees to share in the results of increasing shareholder value over the long term. In February 1998, the Company increased the term of the Trust from 12 years to 14 years. The ShareValue Trust holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. The expense recognition method for the ShareValue Trust plan under SFAS No. 123 is based upon the fair value of the total expected distributions, determined by applying an option pricing model. The fair value of the expected distributions under the option pricing model is recognized over the life of the plan. As of March 31, 1998, the total increased value of the Trust exceeded the thresholds by $114.


Note 12 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At March 31, 1998, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200. On March 31, 1998, the Court entered a judgment, pursuant to a March 30 opinion and order, determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

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

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The plaintiffs seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.


Note 13 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

                                                   March 31           March 31
For three-months ended                                 1998               1997
 ..............................................................................

Revenues:
  Commercial Aircraft                              $  7,966           $  5,882
  Information, Space and Defense Systems              4,772              4,320
  Customer and Commercial Financing, Other              203                157
------------------------------------------------------------------------------
    Operating revenues                             $ 12,941           $ 10,359
==============================================================================


Net earnings:
  Commercial Aircraft                              $   (251)          $    309
  Information, Space and Defense Systems                296                365
  Customer and Commercial Financing, Other              126                 94
  Unallocated expense                                   (48)               (28)
  Share-based plans                                     (22)                98
------------------------------------------------------------------------------
  Earnings from operations                              101                838
  Other income principally interest                      85                103
  Interest and debt expense                            (113)              (131)
------------------------------------------------------------------------------
  Earnings before taxes                                  73                810
  Income taxes                                          (23)              (270)
------------------------------------------------------------------------------
    Net earnings                                   $     50           $    540
==============================================================================

Segment information for revenues, earnings, and research and development consisted of the following:

                                                   March 31           March 31
For three-months ended                                 1998               1997
 ..............................................................................

Research and development:
  Commercial Aircraft                              $    283           $    336
  Information, Space and Defense Systems                204                143
------------------------------------------------------------------------------
    Total research and development expense         $    487           $    479
==============================================================================

Unallocated expense includes goodwill amortization, capitalized interest amortization, certain unallocated actuarial costs, and corporate costs not allocated to other internal reporting entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------
Sales of $12.9 billion for the first three months of 1998 were 25% higher than sales for the comparable period of 1997. A total of 108 commercial jet aircraft were delivered, compared with 77 in the first three months of 1997. Approximately 550 commercial aircraft deliveries, including 225 of the newer-model 737s and 777s, are currently projected for the full year 1998, compared with 374 in 1997. Total sales for 1998 are projected to be in the $55 billion range, compared with $45.8 billion in 1997.


Commercial jet aircraft deliveries were as follows:
                                              First Three Months
                                              ------------------
                     Model                    1998          1997
                     -----                    ----          ----
                     737                        34            25
                     737 Next Generation        12
                     747                        12            10
                     757                        11            12
                     767                        10            11 *
                     777                        20            10
                     MD-80                       2
                     MD-90                       4             7 (2)
                     MD-11                       3 (1)         2
                                              ----          ----
                       Total                   108            77
                                              ====          ====

Commercial jet aircraft deliveries included deliveries under operating lease which are identified by parentheses in the above table. Aircraft which are accounted for as operating leases have minimal revenue recorded at the time of delivery.


* Excludes one non-commercial 767 delivered to be modified as a 767 AWACS for the Government of Japan.


==============================================================================
Forward-Looking Information Is Subject to Risk and Uncertainty
Certain statements in the financial discussion and analysis by management contain "forward-looking" information that involves risk and uncertainty, including projections for deliveries, sales, research and development expense, and other trend projections. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; collective bargaining labor disputes; performance issues with key suppliers and subcontractors; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic conditions; changing priorities or reductions in the U.S. Government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; and legal proceedings.
==============================================================================


Information, Space and Defense Systems deliveries included the following:

                                               First Three Months
                                               ------------------
                                               1998          1997
                                               ----          ----
                     C-17                         2             2
                     F-15                         7             2
                     F-18 C/D                    10            11
                     F-18 C/D Kits                -             3
                     T-45TS                       4             -
                     767 AWACS                    2             -
                     Delta II                     4             2


Earnings
--------
Net earnings of $50 million for the first quarter of 1998 included a $350 million pretax forward loss ($219 million after-tax) on the Next-Generation 737 program. Comparable net earnings for the same period of 1997 were $540 million. Excluding a credit associated with the Company's ShareValue Trust, 1997 first quarter earnings were $476 million.

Research and development expense totaled $487 million for the quarter, compared with $479 million for the same period of 1997. Commercial Aircraft research and development expense for first quarter 1998 was lower than for first quarter 1997, principally due to reduced spending on the Next-Generation 737 models. Development continues on the 757-300, a stretched derivative of the 757-200, which is scheduled to be delivered in early 1999; the 767-400ER, a stretched version of the 767-300ER, which is scheduled to be delivered in the year 2000; and the increased-capacity version 777-300, with certification and first delivery scheduled for mid-1998. The 717-200 program (formerly the MD-95) continues in development, with flight test scheduled to begin later this year and first delivery planned for mid-1999. The Information, Space and Defense Systems segment had a higher level of development expense on commercial space and communication activities, including the Delta family of launch vehicles and other business opportunities, compared with the 1997 first quarter.

Based on current programs and schedules, research and development expense for the full year 1998 is projected to be in the $2.0 billion range, compared with $1.9 billion in 1997.

The income tax provision for first quarter 1998 of 31.5% is lower than the 33.3% for the same period in 1997 due principally to an increase in Foreign Sales Corporation tax benefits in 1998.

Operating Profit
----------------
Commercial Aircraft Programs

The higher sales for the first quarter of 1998 were principally due to the increased level of commercial aircraft deliveries. A total of 108 commercial jet aircraft were delivered, compared with 77 in the first quarter of 1997. Although commercial aircraft deliveries and sales were higher, the overall profit margin for the commercial aircraft segment was significantly impacted by the model mix of deliveries, production inefficiencies associated with the rapid increase in the commercial aircraft production rates, continued pricing pressures and lower price-escalation trends. With regard to model mix, most of the sales increase was attributable to the new 777 and Next-Generation 737 programs. New commercial aircraft programs have lower operating profit margins due to higher unit production costs in the early years of a program. Additionally, because of the production inefficiencies currently being experienced, the Next-Generation 737 program is in a loss position for the initial program quantity of 400 units. A forward loss of $700 million pretax was recognized in 1997 for the Next-Generation 737 program.

Several factors contributed to the additional loss recognized for the Next-Generation 737 program in 1998. Changes to the aircraft resulting from flight test and certification requirements in the first quarter caused the retrofit activity to be more extensive than originally anticipated. The incorporation of these changes in all Next-Generation 737 production aircraft requires more resources and overtime as the Next-Generation 737 production rate increases. In addition, changes in the projected mix of the models offered, coupled with a lower price-escalation trend, reduced revenue estimates for the first 400 units.

Performance to the production recovery plan for the Next-Generation 737 program during upcoming rate increases will determine whether further charges are necessary. The production rate is increasing in the second quarter of 1998 from seven aircraft per month to 14 per month and will increase to 21 per month late in 1998. Cost and schedule performance on other commercial aircraft models continues to be close to recovery plans, although the lower price-escalation trend also affects the Company's forecast of revenues for all commercial aircraft programs.

The Company continues to closely monitor the economic situation in Asia, which has the potential to impact future deliveries, particularly widebody models. Production will continue to be adjusted to reflect customer requirements and the Company's capabilities.

The overall Commercial Aircraft segment operating profit margin, exclusive of research and development expense and the additional Next-Generation 737 forward loss, was 4.8% for the first three months of 1998, compared with 11.0% for the same period in 1997. The lower margin was attributable to the production inefficiencies associated with the rapid increase in production rates, the model mix of aircraft deliveries that included 10 more 777s and 12 Next-Generation 737s in first quarter 1998 than during the same period in 1997, and continued pricing pressure. Margins for the balance of 1998 will continue to reflect the relatively high percentage of 777 and Next-
Generation 737 deliveries and previously announced production inefficiencies, continued pricing pressures, and lower price-escalation trends. The Next-Generation 737 program is in a forward loss condition, and there will be no gross profit for this program until the program-commitment accounting quantity is extended beyond the initial 400 units. The timing of extending the program-commitment accounting quantity will depend on the successful execution of production recovery plans and production rate increases in 1998.

First flight and commencement of the certification process for the 717 aircraft (formally known as the MD-95), a short-haul, high-frequency 100-seat aircraft, will begin later this year. Although market acceptance and certification issues will be important factors to the success of the 717 program, supplier-partner performance represents a substantial risk to the financial performance of the program.


Information, Space and Defense Systems (ISDS) Programs

Sales in the first quarter of 1998 were 10.5% higher than the same quarter of 1997, principally due to the timing of military aircraft deliveries and the addition of two deliveries of the Company's Delta II launch vehicle. Total ISDS sales for the year are expected to be slightly higher than 1997. Operating margins declined from 8.4% to 6.2%, principally due to increased research and development expense associated with commercial space and communication activities and joint venture development costs for the Sea Launch and the Bell Boeing 609 Civil Tiltrotor programs.

Information, Space and Defense Systems operating revenues for the first quarter of 1998 were $4.8 billion, an increase of $.5 billion compared with the same period in 1997. The segment consists of four business units, McDonnell Aircraft and Missile Systems, Space Transportation, Information and Communications Systems, and Phantom Works, with first quarter operating revenues of 60%, 19%, 19% and 2%, respectively, of total segment revenues.

The overall Information, Space and Defense Systems segment operating profit margin, exclusive of research and development expense and joint venture development costs expensed as incurred ($58 million in 1998, compared with $17 million in 1997), was 11.7% in first quarter 1998, compared with 12.2% for the same period in 1997. Joint venture development costs are primarily associated with the Sea Launch and Civil Tiltrotor programs.

The Company has announced its intention to sell its single-engine commercial helicopter business to Bell Helicopter Textron, subject to regulatory approval. The proposed sale to Bell follows a strategic decision to exit the market for commercial helicopters. As part of that strategy, the Company is transferring its interest in the Bell Boeing 609 Civil Tiltrotor to Bell and has assumed a subcontractor role in the development program.

Facilities Consolidation
------------------------
The Company recently announced a plan to streamline facilities, focus manufacturing and assembly operations, and eliminate redundant laboratories. By the end of the year 2000, these phased actions, along with other business initiatives, are expected to result in a reduction of approximately 18 million square feet, more than 15% of current utilization. The restructuring costs of the announced consolidation, principally in the

Information, Space and Defense Systems segment, will result in substantial net savings that will largely accrue to the U.S. Government customer on future contracts and will help the Company remain competitive for new business opportunities. These decisions will not require the Company to take a one-time special charge.


Liquidity and Capital Resources
-------------------------------
The Company's financial liquidity position remains strong, with cash and short-term investments totaling $4.5 billion at March 31, 1998, and total long-term debt at 34% of total shareholders' equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.


Backlog
-------
Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):
                                           March 31       Dec. 31
                                               1998          1997
                                           --------       -------
  Commercial Aircraft                        $ 92.4        $ 93.8
  Information, Space and Defense Systems       28.5          27.8
                                             ------        ------
        Total                                $120.9        $121.6
                                             ======        ======

Unobligated U.S. Government contract funding not included in backlog totaled $23.4 billion at March 31, 1998, and $26.1 billion at December 31, 1997.


Accounting for Share-Based Plans
--------------------------------
Beginning in the first quarter of 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The adoption of SFAS No. 123 will principally affect the accounting for Performance Share awards, the ShareValue Trust plan, and stock options. Although the Company did not grant stock options during the first quarter of 1998, future stock option awards that are issued will result in an expense recognition based upon the fair value under an appropriate option pricing model.

On February 23, 1998, the Company awarded approximately 3.9 million Performance Shares to executive management. Performance Shares are convertible to common stock at the time the stock price reaches and maintains, for 20 consecutive days, certain threshold levels. These threshold levels represent predetermined compound five-year growth rates relative to the stock price on the date of the award. In accordance with SFAS No. 123, the Company will recognize the associated expense over the five-year award period.

The ShareValue Trust is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. The expense recognition method for the ShareValue Trust plan under SFAS No. 123 is based upon the fair value of the total expected distributions, determined by applying an option pricing model. The fair value of the expected distributions under the option pricing model is recognized over the life of the plan.

The various share-based plans are expected to result in a combined pretax expense of approximately $150 million for 1998. The level of share-based plans expense will increase in subsequent years as additional grants are made. Although expense is recognized, these plans will not impact future cash flow except for the associated tax implications.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments and fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not considered to be material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of March 31, 1998, the notional value of such derivatives was $503 million, with a net unrealized gain of $10 million. Less than one percent of receipts and expenditures are contracted in foreign currencies, and the Company does not consider the market risk exposure relating to currency exchange to be material.

                                    -----

                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of March 31, 1998, the consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

Deloitte & Touche LLP was furnished the report of other independent accountants concerning the review of the interim financial information of McDonnell Douglas Corporation for the three-month period ended March 31, 1997. This independent accountants' review report also follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.
The accompanying 1997 consolidated financial statements give retroactive effect to the merger of the Company and McDonnell Douglas Corporation (McDonnell Douglas), which has been accounted for as a pooling of interests. We were furnished with the report of other accountants on their review of the interim financial information of McDonnell Douglas for the three-month period ended March 31, 1997; total McDonnell Douglas revenues constituted 31% of consolidated total revenues for such period.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of The Boeing Company and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial position as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington
April 22, 1998

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Shareholders and Board of Directors
McDonnell Douglas Corporation

We have reviewed the condensed consolidated balance sheet of McDonnnell Douglas Corporation and consolidated subsidiaries (MDC) as of March 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1997 and 1996 (not presented herein). These financial statements are the responsibility of MDC's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of MDC as of December 31, 1996, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


April 16, 1997

/s/ Ernst & Young LLP

Ernst & Young LLP
St. Louis, Missouri

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 12 to the Consolidated Financial Statements for a discussion of the A-12 termination and a federal securities lawsuit filed against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Shareholders was held on April 27, 1998.

         (b) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2001. The votes were as follows (in thousands):

                                              For             Withheld
                                           --------          ----------
              John H. Biggs                 763,927              13,546
              John E. Bryson                759,826              17,647
              Charles M. Pigott             759,516              17,958
              Rozanne L. Ridgway            759,039              18,434


              The terms of the following directors continued after the annual meeting:


              Philip M. Condit        Paul E. Gray       Donald E. Petersen
              Kenneth M. Duberstein   John F. McDonnell  Harry C. Stonecipher
              John B. Fery            William J. Perry   George H. Weyerhaeuser



         (c) A management proposal to amend The Boeing Company 1997 Incentive Stock Plan for Employees was approved. A shareholder proposal to commission a subcommittee of the Board of Directors to develop criteria for the bidding, acceptance, and implementation of military contracts was defeated. A shareholder proposal to request the Board adopt human rights criteria for its business operations in or with the People's Republic of China was defeated. A shareholder proposal requesting annual election of the entire Board of Directors was defeated. A shareholder proposal requesting cumulative voting in the election of directors was defeated. A shareholder proposal requesting creation of the position of independent lead director was defeated. A shareholder proposal recommending that the Company obtain shareholder approval of political contributions in excess of $10,000 annually to a political party and publish in its annual report all political contributions for the past year was defeated. A shareholder proposal requesting the Board of Directors hire an investment banker to explore the sale of Douglas Products Division was defeated. The votes on these proposals were as follows (in thousands):

                                          For    Against  Abstentions  Nonvotes
                                          ----   -------  -----------  --------
       1997 Incentive Stock Plan       719,672    47,330       10,471       N/A
       Military sales criteria          43,173   498,946       40,397   194,958
       People's Republic of China       68,773   463,011       52,683   193,006
       Directors' annual election      240,481   332,748       11,233   193,012
       Cumulative voting for directors 154,590   408,961       20,917   193,005
       Independent lead director       138,659   414,904       30,904   193,005
       Political contributions          52,874   503,599       27,995   193,006
       Sale of Douglas Products         30,016   540,983       13,438   193,036


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

             (10)   Material Contracts.
                    Management Contracts and Compensatory Plans.
                    (i) Supplemental Benefit Plan for Employees of The Boeing Company, as amended February 22, 1998. Filed herewith.
                    (ii) Deferred Compensation Plan for Employees of The
                         Boeing Company, as amended February 23, 1998. Filed herewith.
                    (iii)1997 Incentive Stock Plan for Employees, as amended
                         April 27, 1998. Filed herewith.

             (15) Letters from independent accountants regarding unaudited interim financial information. Page 25.

             (27) Financial Data Schedule for the three-month period ending March 31, 1998. Filed herewith.

             (27.1) Financial Data Schedules, as restated for the
                    following periods (filed herewith):
                      For the twelve-month period ending December 31, 1995 For the three-month period ending March 31, 1996
                      For the six-month period ending June 30, 1996
                      For the nine-month period ending September 30, 1996 For the twelve-month period ending December 31, 1996 For the three-month period ending March 31, 1997
                      For the six-month period ending June 30, 1997

	(b)  Reports on Form 8-K
             Three reports on Form 8-K were filed to report, under Item 5, events of January 21 and January 27, 1998; January 30, 1998; and March 20, March 24, April 6, and April 10, 1998.

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE BOEING COMPANY
                                      ---------------------------
                                              (Registrant)


    May 12, 1998                           /s/ Gary W. Beil
  ----------------                   ----------------------------
      (Date)                                  Gary W. Beil
                                     Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries


The consolidated statement of financial position as of March 31, 1998, the consolidated statements of operations for the three-month periods ended March 31, 1998 and 1997, and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.

Deloitte & Touche LLP was furnished the report of other independent accountants regarding such unaudited interim financial information of McDonnell Douglas Corporation for the three-month period ended March 31, 1997. This independent accountants' report also follows.




May 11, 1998

The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three-month periods ended March 31, 1998 and 1997, as indicated in our report dated April 22, 1998; because we did not perform an audit, we expressed no opinion on that information. The 1997 information gives retroactive effect to the 1997 merger of the Company and McDonnell Douglas Corporation ("McDonnell Douglas"), which has been accounted for as a pooling of interests. We were furnished with the reports of other accountants on their review of the interim financial statements of McDonnell Douglas for the three-month period ended March 31, 1997.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461,
333-32499, 333-32491, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statements prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

May 8, 1998

Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We are aware of the inclusion in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 of The Boeing Company, which is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854,
33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-32499, 333-32491, and
333-32567 of The Boeing Company on Form S-8, of our report dated April 16, 1997 related to the condensed consolidated financial statements of McDonnell Douglas Corporation and consolidated subsidiaries, not separately presented herein, for the quarter ended March 31, 1997.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the registration statement prepared or certified by accountants within the meaning of Sections 7 or 11 of the Securities Act of 1933.


/s/ Ernst & Young LLP

Ernst & Young LLP
St. Louis, Missouri

                              Exhibit (10) (i)
                          SUPPLEMENTAL BENEFIT PLAN
                              FOR EMPLOYEES OF
                             THE BOEING COMPANY
                (As Amended and Restated on February 22 1998)

Section 1.  Purpose of the Plan.

The Supplemental Benefit Plan for Employees of The Boeing Company (the Plan) was established effective January 1, 1978 by The Boeing Company (the Company). The purpose of the Plan is to supplement the benefits of certain employees under the Company's Employee Retirement Plan, Voluntary Investment Plan and Financial Security Plan to the extent that such benefits are reduced by the limitations on benefits and contributions imposed by Section 415 of the Internal Revenue Code of 1986 (the Code). For the period January 1, 1987 through May 31, 1987, the purpose of the Plan shall also be to supplement the limitation on Elective Deferrals imposed by Section 402(g)(1) of the Code, to the extent such deferrals for certain employees are required to be reduced. Effective January 1, 1989, the purpose of the Plan shall be expanded to also supplement the benefits of certain employees to the extent such benefits are curtailed because their Compensation exceeds the annual compensation limit permitted under Section 401(a)(17) of the Code. It is intended that the Plan shall be an Excess Benefit Plan as defined in Section 3(36) of the Employee Retirement Income Security Act of 1974 (ERISA) to the extent benefits are paid in excess of the limits imposed by Section 415 of the Code, and to the extent any part of the Plan is not an Excess Benefit Plan, it is intended that the Plan be maintained primarily for the purpose of providing deferred compensation to a select group of management or highly compensated employees under Sections 201(2), 301(a)(3), and 401(a)(1) of ERISA.

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

In addition, those employees of the Company, or an affiliate or subsidiary, who are participants in the Company's Employee Retirement Plan, Voluntary Investment Plan or Financial Security Plan and whose benefits thereunder are affected by the limitations on benefits or contributions imposed by Section 415 of the Code, shall be Participants in this Plan effective on or after January 1, 1997 if they earn annual base compensation of at least $90,000 or, if greater, the dollar amount set forth in Section 414(q)(1)(B) of the Code as adjusted by the Secretary of the Treasury. Annual base compensation for this purpose means the employee's Basic Annual Compensation Rate determined under the Company's Employee Retirement Plan. Such Participants shall be eligible only for the benefits determined under Section 3 calculated with respect to the limits under Section 415 of the Code.

Section 3.  Plan Benefits.

Except as provided in Section 2, each Participant shall be entitled to benefits under this Plan as follows:

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

(b)	Voluntary Investment Plan and Financial Security Plan.  With respect to the Voluntary Investment Plan and the Financial Security Plan (the
"individual account plans"), the benefits under this Plan shall be determined separately for each such plan and for each year for which the contributions and other additions to the Account of a Participant are reduced because of Sections 415, 401(a)(17) and 402(g)(1) of the Code from what they would otherwise have been except for that provision. The benefits under this Plan with respect to a particular year shall be the additional benefit that would have been payable under the individual account plan to which the aforesaid reduction is applicable if the reduction on contributions and other additions had not been made. All amounts deferred under this Plan shall be credited to the Supplemental Benefit Plan accounts of Participants at the time such amounts would otherwise have been credited to their accounts under the individual account plans. Interest shall be credited to each Participant's account balance at the same time and at the same rate of interest as is established for the period involved under the Deferred Compensation Plan for Employees of The Boeing Company.

Benefits under this Plan shall be payable to the Participant, or to any person receiving or entitled to receive benefits with respect to the Participant, in the following forms:

(1)	Lump Sum Distribution

The Participant may elect (i) to receive the balance in his or her Account in a lump sum to be paid the first January following the calendar year in which the Participant's termination of employment occurs, or (ii) to defer any distribution from his or her Account. The amount of such distribution will be based on the value of the

Participant's Account determined as of the date of payment.

A Participant who has deferred receiving distribution of his or her Account may elect to receive the balance in a lump sum payable the first January following the calendar year in which such request for distribution is received by the Committee.

(2)	Installment Payment

The Participant may elect to receive the balance in his or her Account in annual installment payments between 1 and 15 years. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the Account on the first January of such year. Payments will begin the first January following the calendar year in which the Participant's termination of employment occurs and continue until the full balance in the Participant's Account has been paid.

A Participant who has deferred receiving distribution of his or her Account may elect to receive the balance in installment payments to begin the first January following the calendar year in which the election was submitted to the Committee.

Participants who elect installment payments under this section may revoke their election before installment payments begin. Once installment payments begin, Participants may not change this payment option unless the Committee determines there is a substantial hardship not capable of being alleviated through the use of other resources reasonably available to the Participant.

Payment of benefits under this Plan will begin not later than the first January following the calendar year in which the Participant would have attained age
70 1/2. If a Participant has not made an election under (1) or (2) above, the Participant or any person receiving or entitled to receive benefits with respect to the Participant, shall be deemed to have elected the Installment Payment option for a period of 15 years.

Notwithstanding the foregoing, if the balance in the Participant's Account is $10,000 or less, the balance shall be paid in the form of an automatic lump sum to be paid the first January following the calendar year in which the Participant's termination of employment occurs. This paragraph applies to Participants who retire or begin receiving termination benefits under this Plan on or after October 1, 1997. This paragraph shall also apply to Participants (or any person eligible for benefits with respect to the Participant) who have an Account balance under this Plan as of October 1, 1997.

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

                              Exhibit (10) (ii)
       DEFERRED COMPENSATION PLAN FOR EMPLOYEES OF THE BOEING COMPANY
               (As Amended and Restated on February 23, 1998)

1. Purpose. The purpose of this Deferred Compensation Plan (the "Plan") for employees of The Boeing Company (the "Company") and its subsidiaries is to provide a means by which eligible employees may defer payment of base salaries and awards made under incentive compensation plans sponsored by the Company or its subsidiaries.

2. Eligibility. Any Executive Payroll employee, including those employed by a subsidiary of the Company, if such employee is paid on a U.S. dollar-based payroll, shall be eligible to participate in this Plan.

3. Elections. An eligible employee may elect deferrals, by executing and delivering to the Company a notice which shall state:

	in the case of salary deferrals, the percentage of the Participant's base salary (but not more than 50% thereof) to be deferred in each regular pay period, and

	in the case of deferrals of incentive compensation awards payable in cash, the percentage of the award to be deferred (which shall be all or any portion thereof), and

	in the case of incentive compensation awards payable other than in cash, an election to defer such award (such election to apply to all of each non-cash award), and

	with respect to any of the above elections, the method for crediting investment earnings on deferred amounts.

A notice of election will remain in effect until changed with respect to future deferrals by a notice to the Company increasing or decreasing the percentage of future salary or cash awards under incentive compensation plans to be deferred, terminating an election to defer non-cash incentive compensation awards, or changing the method for crediting investment earnings on future deferrals. Any election or change in election must be made by December 1 to be effective for a salary deferral for the following year, or for any cash or non-cash incentive compensation award to be made by the Committee in the following year, or for changing the earnings credit method for deferrals made in the following year: provided, that participants as of February 1, 1998 may by April 17, 1998 file elections with the Company which (subject to Committee approval) shall be effective with respect to salary paid after May 1, 1998 and incentive compensation awards made after February 1, 1998. Any such election, if approved by the Committee, shall supersede any election previously made.

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


4. Company Matching Contributions. To the extent that the Company or any subsidiary makes a matching contribution with respect to all or part of any amounts deferred under this Plan, each such matching contribution shall be deferred together with the Participant deferral to which it relates, and shall be subject to all of the Participant elections (including default elections) with respect to such deferral. Any matching contribution made pursuant to this Section 4 shall be canceled and forfeited if the employee leaves the employment of the Company or a subsidiary for any reason other than retirement under a retirement plan sponsored by the Company or a subsidiary, disability as determined by the Company or subsidiary, layoff, or death.


5. Earnings Credits on Deferred Amounts. All amounts deferred under the Plan, and any matching Company or subsidiary contribution with respect thereto, shall be credited to the Participant's account at the time at which they would otherwise first have become payable to the Participant or, if earlier, the time at which the Participant's interest in the award becomes vested. Non-cash awards shall be credited to the Participant's account at the time at which they would otherwise first have become distributable to the Participant.

Each account shall be credited with earnings thereon, under the Interest Credit method or the Stock Unit method, at the election of the Participant, such election to be irrevocable once made. In the absence of an election the Interest Credit method shall be used.

-Interest Credit Method. A Participant's account shall be credited monthly with interest on all amounts in that account during the preceding month.

  Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate.

-Stock Unit Method. A Participant's Stock Unit account shall be credited with the number of shares of the Company's common stock that could be purchased with the amount credited to such account, based on the Fair Market Value of the Company's common stock on the day the account is so credited (or on the next business day on which the New York Stock
  Exchange (the "Exchange") is open, if the Exchange is closed on the day the account is credited) excluding commissions, taxes, and other charges. Such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" means the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal for the "New York Stock Exchange - Composite Transactions" for a single trading day. The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

  Each Participant's Stock Unit account periodically shall be credited with the number of shares of the Company's common stock that could be purchased, as set forth in the preceding paragraph, with an amount equal to the cash dividends that would be payable on the number of shares of the Company's common stock that equals the number of stock units in a Participant's Stock Unit account. The Company will notify Participants annually of the number of stock units, and the dividend equivalents, credited to their Stock Unit account.

  6. Payment. The timing and manner of distribution of amounts held under the Plan shall be determined by the Committee in its sole discretion, but distributions shall commence no later than the January 15, or such later date as may be otherwise determined by the Committee, immediately following the year in which the Participant reaches age 70-1/2. A Participant may submit in election to the Committee, stating the number of years over which the Participant requests that payment be made (which shall be between 1 and 15 years), the initial year of payment, and the payment option (in the case of payments to be made over 2 or more years). The election shall be submitted to the Committee by not later than December 1 of the year following the year of termination of the Participant's employment by the Company. Distribution shall be made in accordance with the election unless the Committee determines that the distribution should be made at some different time or in some different manner.

The payment options (in the case of payments to be made over 2 or more years) shall be as follows:
       -Approximately Equal Option. The amount payable to the Participant each year shall be computed by the Company so that the aggregate amount of cash or stock in a Participant's account under the Plan shall be distributed in approximately equal installments in each year for which deferred compensation payments are to be made.

       -Fractional Option. The amount payable to the Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account on January 1 of such year.

Under either option, the Participant's account shall be debited at the time of payment.

An approved payment period and payment option shall be applicable to the Participant's total aggregate deferred compensation accounts under the Plan, including any accounts previously maintained that have been combined into an account under this Plan.

Distributions from a Participant's Stock Unit account shall be paid in cash: provided, that following a Participant's termination of employment, distributions from the Stock Unit account may be made in stock at the written election of the Participant. The cash distribution shall equal the cash value, on the date as of which the distribution is calculated (which shall be the first business day in January unless some other date is prescribed by the Committee), of the number of whole shares of Company common stock then distributable to such Participant, based on the Fair Market Value of such stock on that date, or the next day on which the Exchange is open if the Exchange is closed on the date the distribution is calculated. Any distribution in stock shall be in whole shares of the Company's common stock equal in number to the whole number of stock units credited to the Participant's account under the Stock Unit method. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

A Participant may request that amounts credited to the Participant's account under the Plan be distributed prior to the Participant's termination of employment with the Company, or that an approved method of payment be changed. Any such request shall set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion. Any request for a distribution prior to termination of employment must be submitted to the Committee by no later than December 1 of the year prior to the year in which the distribution is requested to be made. No request for distribution prior to termination of employment will be approved if the Participant also has elected to defer any portion of an incentive compensation award to be made in the calendar year in which the requested distribution is to be made. A Participant may request that any or all amounts accumulated under this Plan be distributed except for any amounts, and any interest or dividends credited thereon, which were deferred in the calendar year in which the request for distribution is submitted.

The Committee may establish guidelines for its own use and the use of its delegates in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

Distributions under the Plan shall be subject to withholding for taxes and other charges, as required by law, and the Company shall deduct from any such distribution any amounts owed by the Participant to the Company. For distributions in stock, required withholding and any other deductions will be taken from the common stock which would have been received.


7. Beneficiaries. A Participant may designate one or more beneficiaries to receive distributions from the Plan, upon the Participant's death. If no beneficiary has been designated, all such amounts shall be paid to the Participant's personal representative. Except as provided in the following paragraph, the death of a Participant shall not affect the timing or manner of distributions from the Participant's account.

A Participant may elect that one or more fixed payments be made from the Plan to the Participant's personal representative or designated beneficiary, following the Participant's death. Such payments, if approved by the Committee, shall be made within 15 months after the Participant's death. Any amounts thereafter remaining in the Participant's account will be distributed at the time and in the manner approved by the Committee.


8. Termination or Amendment of the Plan. This Plan may be terminated, modified, or amended from time to time by resolution of the Board of Directors of the Company. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.

9. Participant's Rights. Amounts deferred and accumulated under the Plan remain the property of the Company, and no Participant or other person shall acquire any property interest in the account or any other assets of the Company on account of participation in the Plan, the Participant's rights being limited to receiving from the Company the payments provided for in the Plan. The Plan is unfunded and to the extent that any Participant acquires a right to receive payments from the Plan such rights shall be no greater than the rights of a general unsecured creditor of the Company.

Except to the extent provided in the final paragraph of Section 6 of the Plan, the right of a Participant, legal representative or beneficiary to receive payments from the Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge, nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant or the Participant's legal representative or beneficiaries.

10. Powers of Compensation Committee. The Compensation Committee (the "Committee") of the Board of Directors of the Company shall have full power and authority to construe and interpret this Plan. The Committee may from time to time delegate such of its functions hereunder as it may determine, to one or more of the officers of the Company, on such terms and conditions as the Committee may decide. Decisions of the Committee or its delegates shall be final and binding upon the Participants, their legal representatives and beneficiaries. Action by the Committee or its delegates on any election or request made by a Participant pursuant to the Plan shall be subject to the sole discretion of the Committee or such delegates.

                             Exhibit (10) (iii)
        The Boeing Company 1997 Incentive Stock Plan for Employees
             (as Amended and Restated Effective April 27, 1998)

1. Purpose.

The purpose of this 1997 Incentive Stock Plan for Employees (the "Plan") is to attract, retain and motivate key employees by providing them the opportunity to acquire a proprietary interest in The Boeing Company (the "Company") and to link their interests and efforts to the long-term interests of the Company's shareholders.

2. Plan Administration.

2.1  The Compensation Committee.

The Plan shall be administered by the Compensation Committee (the
"Committee") of the Company's Board of Directors (the "Board"). Except for the terms and conditions explicitly set forth in the Plan, the Committee shall have the authority, in its sole discretion, to determine all matters relating to awards under the Plan, including selection of the individuals to be granted awards, the type of awards granted, the number of shares of the Company's common stock (the "Common Stock") subject to an award, all terms, conditions, restrictions and limitations, if any, of an award, and the terms of any award agreement or notice.

2.2  Other Plans.

The Committee shall also have authority to grant awards as an alternative to or as the form of payment for grants or rights earned or due under other compensation plans or arrangements of the Company, including the plan of any entity acquired by the Company.

2.3  Delegation to Stock Plan Committee.

Except for the power to amend the Plan as provided in Section 12, the Board or the Committee, in its sole discretion, may delegate the Committee's authority and duties under the Plan to the Stock Plan Committee of the Board or to such other committee appointed by the Board consisting of one or more senior executive officers of the Company who are also members of the Board, under such conditions and limitations as the Board or the Committee may from time to time establish, except that only the Committee may make any determinations regarding awards to participants who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (the "1934 Act").

2.4  Finality of Committee Determinations.

All decisions made by the Committee or its delegate pursuant to the provisions of the Plan and all determinations and selections made by the Committee or its delegate pursuant to such provisions and related orders or resolutions of the Board shall be final and conclusive.

3.   Eligibility.

Any employee of the Company shall be eligible to receive an award under the Plan. For purposes of this Section 3, the "Company", with respect to all awards under the Plan other than Incentive Stock Options (as defined in Section 6.2), includes any entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant equity interest, as determined by the Committee. With respect to Incentive Stock Options, the "Company" includes any parent or subsidiary of the Company in accordance with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

4.   Shares Subject to the Plan.

4.1	Number and Source.

The stock offered under the Plan shall be shares of Common Stock and may be unissued shares or shares now held or subsequently acquired by the Company as treasury shares, as the Board, or a Board committee to which the Board may delegate such authority, may from time to time determine. Subject to adjustment as provided in Sections 4.3 and 5, the aggregate number of shares that may be issued under the Plan shall not exceed thirty million (30,000,000). Subject to adjustment as provided in Sections 4.3 and 5, the aggregate number of shares that may be issued under awards granted pursuant to Section 6.4 that are not subject to restrictions based on the achievement of specified performance goals shall not exceed six million (6,000,000). The aggregate number of shares that may be covered by awards granted to any one individual in any one calendar year shall not exceed one million two hundred thousand (1,200,000).

4.2	Shares Available.

Any shares subject to an award granted under the Plan that is forfeited, terminated or canceled or, in the case of awards granted under Section 6.4, any shares that do not vest shall again be available for the granting of awards under the Plan. In instances where a stock appreciation right is settled in cash, the shares covered by such award shall remain available for the granting of other awards. Likewise, the payment of cash dividends and dividend equivalents paid in cash in conjunction with outstanding awards shall not be counted against the shares available for issuance.

4.3	Acquisitions.

The Board, in its sole discretion, may increase the aggregate number of shares of Common Stock to be delivered under Section 4.1 by up to three million (3,000,000) shares in the event the Company acquires any other corporation or business entity and the Company agrees to assume the acquired entity's obligations for outstanding employee stock options or stock grant commitments or otherwise grants awards to employees in connection with such acquisition.

5.	Adjustment of Shares Available.

The aggregate numbers and kind of shares available for awards under the Plan, the maximum number and kind of shares that may be subject to awards to any individual under the Plan, the number and kind of shares covered by each outstanding award, and the exercise price per share (but not the total price) for stock options, stock appreciation rights or similar awards outstanding under the Plan shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from any split-up, combination or exchange of shares, consolidation, spin-off or recapitalization of shares or any like capital adjustment or the payment of any stock dividend.

6.   Awards.

6.1	Types of Awards.

The Committee shall have the authority, in its sole discretion, to determine the type or types of awards to be granted to employees under the Plan. Such awards may include, but are not limited to, Incentive Stock Options, Nonqualified Stock Options (as defined in Section 6.2), stock appreciation rights or restricted stock awards. Such awards may be granted either alone, in addition to or in tandem with any other type of award granted under the Plan.

6.2	Stock Options.

The Committee may grant stock options, designated as "Incentive Stock
Options" which comply with the provisions of Section 422 of the Code or any successor statutory provision, or "Nonqualified Stock Options". The price at which shares may be purchased upon exercise of a particular option shall be determined by the Committee but shall not be less than 100% of the Fair Market Value of such shares at the time such option is granted. For purposes of the Plan, "Fair Market Value" as to a particular day equals the mean of the high and low per share trading prices for the Common Stock as reported for such day in The Wall Street Journal or such other source as the Committee deems reliable. The Committee shall set the term of each stock option, but no Incentive Stock Option shall be exercisable more than 10 years after the date such option is granted and, to the extent the aggregate Fair Market Value (determined as of the date the option is granted) of Common Stock with respect to which Incentive Stock Options granted to a particular individual become exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company) exceeds $100,000 (or such corresponding amount as may be set by the Code), such options shall be treated as Nonqualified Stock Options.

6.3	Stock Appreciation Rights.

The Committee may grant stock appreciation rights to employees, either in tandem with stock options that have been or are granted under the Plan or with respect to a number of shares on which an option is not granted. A stock appreciation right shall entitle the holder to receive, with respect to each share of stock as to which the right is exercised, payment in an amount equal to the excess of the share's Fair Market Value on the date the right is exercised over its Fair Market Value on the date the right was granted. Such payment may be made in cash or in shares of Common Stock valued at the Fair Market Value as of the date of the surrender, or partly in cash and partly in shares of Common Stock, as determined by the Committee in its sole discretion. The Committee may establish a maximum appreciation value payable for stock appreciation rights.


6.4	Restricted Stock Awards.

        (a) The Committee may grant restricted stock awards under the Plan in Common Stock or denominated in units of Common Stock. The Committee, in its sole discretion, will make such awards subject to conditions and restrictions, as set forth in the instrument evidencing the award, which may be based on continuous service with the Company or the attainment of certain performance goals related to profits, profit growth, profit-related return ratios, cash flow or shareholder returns, where such goals may be stated in absolute terms or relative to comparison companies or indices to be achieved during a period of time. No more than three million (3,000,000) shares may be issued subject to restrictions based on continuous employment for less than three years (except where employment is terminated because the employee dies, retires, is laid off or becomes disabled).

        (b) The Committee may choose, at the time of granting an award or at any time thereafter up to the time of payment of the award, to include as part of such award an entitlement to receive dividends or dividend equivalents, subject to such terms as the Committee may establish. All dividends or dividend equivalents that are not paid currently may, in the Committee's sole discretion, accrue interest and be paid to the participant if, when and to the extent such award is paid.

6.5	Payment; Deferral.

Awards granted under the Plan may be settled through cash payments, the delivery of Common Stock or the granting of awards or combinations thereof as the Committee shall determine. Any award settlement, including payment deferrals, may be subject to such conditions, restrictions and contingencies as the Committee shall determine. The Committee may permit or require the deferral of any award payment, subject to such rules and procedures as it may establish, which may include provisions for the payment or crediting of interest, or dividend equivalents, including converting such credits to deferred stock unit equivalents.

7.   Option Exercise.

7.1	Employment Requirement.

Each award agreement or notice for a stock option or stock appreciation right shall contain a provision that the option or right shall not be exercisable unless the optionee remains in the Company's employ at least 12 months after the granting of the option or right.

7.2	Precondition to Stock Issuance.

No shares shall be delivered pursuant to the exercise of any stock option or stock appreciation right, in whole or in part, until qualified for delivery under such securities laws and regulations as may be deemed by the Committee to be applicable thereto and until, in the case of the exercise of an option, payment in full of the option price thereof (in cash or stock as provided in Section 7.4) is received by the Company. No holder of an option or stock appreciation right, or any legal representative, legatee or distributee shall be or be deemed to be a holder of any shares subject to such option or right unless and until such shares are issued.



7.3	No Fractional Shares.
No stock option may at any time be exercised with respect to a fractional share. No fractional share shall be issued in the event shares are issued pursuant to the exercise of a stock appreciation right; however, a fractional stock appreciation right may be exercised for cash.

7.4	Form of Payment.

An optionee may exercise a stock option using as the form of payment (a) cash or cash equivalent (b) stock-for-stock payment (as described in Section 7.5),
(c) any combination of the above or (d) such other means as the Committee may approve.

7.5	Stock for Stock.

An optionee who owns Common Stock may use such shares, the value of which shall be determined as the Fair Market Value of such shares on the date the stock option is exercised, as a form of payment to exercise stock options under the Plan. The Committee, in its sole discretion, may restrict or rescind this right by notice to optionees. A stock option may be exercised in such manner only by tendering (actually or by attestation) to the Company whole shares of Common Stock having a Fair Market Value equal to or less than the exercise price. If an option is exercised by surrender of stock having a Fair Market Value less than the exercise price, the employee must pay the difference in cash.

8.   Transferability.

The right of any award recipient to exercise an award granted under the Plan shall, during such recipient's lifetime, be exercisable only by such recipient, and shall not be assignable or transferable by such recipient other than by will or the laws of descent and distribution.

9.   Withholding Taxes; Other Deductions.

The Company shall have the right to deduct from any settlement of an award made under the Plan, including the delivery or vesting of shares, (a) an amount sufficient to cover withholding as required by law for any federal, state or local taxes and (b) any amounts due from the recipient of such award to the Company or to any subsidiary of the Company or to take such other action as may be necessary to satisfy any such withholding or other obligations, including withholding from any other cash amounts due or to become due from the Company to such recipient an amount equal to such taxes or obligations.

10.  Termination of Employment.

The terms and conditions under which an award may be exercised following termination of a participant's employment with the Company shall be determined by the Committee; provided, that if a participant's employment with the Company terminates for any reason within 12 months of the grant date of a stock option or stock appreciation right, such option or right shall expire as of the date of such termination of employment and the participant and the participant's legal representative shall forfeit any and all rights pertaining to such award.



11.  Term of the Plan.

The Plan shall become effective as of May 1, 1997 and shall remain in full force and effect through April 30, 2007, unless sooner terminated by the Board. After the Plan is terminated, no future awards may be granted but awards previously granted shall remain outstanding in accordance with their applicable terms and conditions and the Plan's terms and conditions.

12.  Plan Amendment.

The Committee or the Board may amend, suspend or terminate the Plan at any time; provided that no such amendment shall be made without the approval of the Company's shareholders (a) that would increase the number of shares available for issuance in accordance with Section 4 or (b) if such approval is required
(i) to comply with Section 422 of the Code with respect to Incentive Stock Options or (ii) for purposes of Section 162(m) of the Code.

13.  Bifurcation of the Plan.

Notwithstanding anything in the Plan to the contrary, the Board, in its sole discretion, may bifurcate the Plan so as to restrict, limit or condition the use of any provision of the Plan to participants who are officers subject to Section 16 of the 1934 Act without so restricting, limiting or conditioning the Plan with respect to other participants.