Form 10-Q
period 1998-06-30
BOEING CO
filed 1998-08-12
CIK 12927

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




                       For the quarterly period ended
                                June 30, 1998


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

As of July 31, 1998, there were 1,010,703,645 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)




                                       Six months ended    Three months ended
                                           June 30              June 30
------------------------------------------------------------------------------
                                          1998     1997        1998     1997
------------------------------------------------------------------------------

Sales and other operating revenues     $26,330  $22,702     $13,389  $12,343

Operating costs and expenses            23,814   19,174      11,976   10,499
General and administrative expense         960      973         467      508
Research and development expense           976    1,008         489      529
Share-based plans                           63        2          41      100
------------------------------------------------------------------------------
                                        25,813   21,157      12,973   11,636
------------------------------------------------------------------------------
Earnings from operations                   517    1,545         416      707

Other income, principally interest         149      183          64       80
Interest and debt expense                 (227)    (243)       (114)    (112)
------------------------------------------------------------------------------
Earnings before income taxes               439    1,485         366      675

Income taxes                               131      469         108      199
------------------------------------------------------------------------------
Net earnings                           $   308  $ 1,016     $   258  $   476
==============================================================================


Basic earnings per share                  $.32    $1.05        $.26     $.49
==============================================================================


Diluted earnings per share                $.31    $1.03        $.26     $.48
==============================================================================


Cash dividends per share                  $.28     $.28        $.14     $.14
==============================================================================


               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                       June 30   December 31
                                                          1998          1997
------------------------------------------------------------------------------
                                                   (Unaudited)
Assets
------------------------------------------------------------------------------

Cash and cash equivalents                              $ 3,154       $ 4,420
Short-term investments                                     302           729
Accounts receivable                                      3,235         3,121
Current portion of customer and commercial financing       227           261
Deferred income taxes                                    1,715         1,765
Inventories, net of advances and progress billings      10,192         8,967
------------------------------------------------------------------------------
        Total current assets                            18,825        19,263
Customer and commercial financing                        4,403         4,339
Property, plant and equipment, net                       8,528         8,391
Deferred income taxes                                      145            15
Goodwill                                                 2,353         2,395
Prepaid pension expense                                  3,363         3,271
Other assets                                               325           350
------------------------------------------------------------------------------
                                                       $37,942       $38,024
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                 $11,460       $11,548
Advances in excess of related costs                      1,357         1,575
Income taxes payable                                       575           298
Short-term debt and current portion of long-term debt      365           731
------------------------------------------------------------------------------
        Total current liabilities                       13,757        14,152
Accrued retiree health care                              4,792         4,796
Long-term debt                                           6,438         6,123
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,000,029,538        5,059         5,000
  Additional paid-in capital                             1,498         1,090
  Treasury shares, at cost - 1,358,045 and 164,667         (69)           (9)
  Retained earnings                                      8,170         8,147
  Unearned compensation                                    (16)          (20)
  ShareValue Trust shares - 37,852,557 and 26,385,260   (1,687)       (1,255)
------------------------------------------------------------------------------
        Total shareholders' equity                      12,955        12,953
------------------------------------------------------------------------------
                                                       $37,942       $38,024
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)

                                                           Six months ended
                                                               June 30
------------------------------------------------------------------------------
                                                          1998          1997
------------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings                                           $ 308       $ 1,016
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                       63             2
    Depreciation and amortization                          804           731
    Changes in assets and liabilities -
      Short-term investments                               427           (85)
      Accounts receivable                                 (114)         (128)
      Inventories, net of advances and
       progress billings                                (1,225)         (973)
      Accounts payable and other liabilities               (85)          958
      Advances in excess of related costs                 (218)          166
      Income taxes payable and deferred                    197           318
      Other assets                                         (77)         (363)
      Accrued retiree health care                           (4)            3
------------------------------------------------------------------------------
        Net cash provided by operating activities           76         1,645
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease - additions  (451)         (598)
  Customer financing and properties on lease - reductions  368           432
  Property, plant and equipment, net additions            (836)         (672)
------------------------------------------------------------------------------
        Net cash used by investing activities             (919)         (838)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                           414            78
  Debt repayments                                         (465)         (524)
  Common shares purchased                                 (115)          (99)
  Stock options exercised, other                            26           101
  Dividends paid                                          (283)         (252)
------------------------------------------------------------------------------
          Net cash used by financing activities           (423)         (696)
------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents    (1,266)          111

Cash and cash equivalents at beginning of year           4,420         5,469
------------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter        $ 3,154       $ 5,580
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

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Recognition of Additional Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represents an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. The cumulative forward loss of $1,050 represents the amount by which the estimated production costs exceed the estimated revenue for the first 400 units of the program. The additional forward loss resulted principally from additional retrofit activity costs attributable to flight test and certification requirements, as well as the costs of increased resources to reduce out-of-sequence work and process flow risks. As of June 30, 1998, the Company had delivered 53 Next-Generation 737 airplanes.


Note 3 - Earnings per Share

The weighted average number of shares (in millions) used for computing earnings per share for the periods ended June 30, 1998 and 1997, are as follows:


                                     First Six Months        Second Quarter
                                      1998      1997          1998      1997
                                     ----------------        ---------------
        Basic shares                  973.2    967.8         972.9     967.9
        Diluted shares                984.7    982.5         984.8     981.8


Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on the same number of shares plus additional shares representing stock distributable under share-based plans computed using the treasury stock method.

Note 4 - Income Taxes

The effective income tax provision rate of 29.8% for the first six months of 1998 is lower than the statutory federal rate principally due to Foreign Sales Corporation tax benefits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductible goodwill. Net income tax payments (refunds) were ($34) and $118 for the six months ended June 30, 1998 and 1997.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:
                                                 June 30         December 31
                                                    1998                1997
------------------------------------------------------------------------------
U.S. Government contracts                         $2,280              $2,053
Other                                                955               1,068
------------------------------------------------------------------------------
                                                  $3,235              $3,121
==============================================================================


Note 6 - Inventories

Inventories consisted of the following:
                                                 June 30         December 31
                                                    1998                1997
------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress            $ 26,874            $ 26,566
Commercial spare parts, general stock
 materials and other                               2,414               1,869
------------------------------------------------------------------------------
                                                  29,288              28,435
Less advances and progress billings              (19,096)            (19,468)
------------------------------------------------------------------------------
                                                $ 10,192            $  8,967
==============================================================================

Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                 June 30         December 31
                                                    1998                1997
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                $  684              $  651
  Investment in sales-type/financing leases        1,520               1,646
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $257 and $254                                1,457               1,289
Commercial equipment financing
  Notes receivable                                   370                 313
  Investment in sales-type/financing leases          390                 407
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $101 and $96                                   422                 502
------------------------------------------------------------------------------
Less valuation allowance                            (213)               (208)
------------------------------------------------------------------------------
                                                  $4,630              $4,600
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                 June 30         December 31
                                                    1998                1997
------------------------------------------------------------------------------
Accounts payable                                 $ 5,644             $ 5,609
Accrued compensation and employee benefit costs    2,432               2,154
Lease and other deposits                             764                 819
Other                                              2,620               2,966
------------------------------------------------------------------------------
                                                 $11,460             $11,548
==============================================================================

Note 9 - Debt

Short- and long-term debt consisted of the following:

                                                 June 30         December 31
                                                    1998                1997
------------------------------------------------------------------------------

Unsecured debentures and notes:

7 5/8% due Feb. 17, 1998                          $    -              $  301
8 7/8% due Sep. 15, 1999                             308                 311
8.25% due Jul. 1, 2000                               200                 200
8 3/8% due Feb. 15, 2001                             181                 182
9.25% due Apr. 1, 2002                               120                 120
6 3/4% due Sep. 15, 2002                             298                 297
6.35% due Jun. 15, 2003                              300                 299
7 7/8% due Feb. 15, 2005                             208                 209
6 5/8% due Jun. 1, 2005                              292                 291
6.875% due Nov. 1, 2006                              248                 248
8 1/10% due Nov. 15, 2006                            175                 175
9.75% due Apr. 1, 2012                               348                 348
8 3/4% due Aug. 15, 2021                             398                 398
7.95% due Aug. 15, 2024                              300                 300
7 1/4% due Jun. 15, 2025                             247                 247
8 3/4% due Sep. 15, 2031                             248                 248
8 5/8% due Nov. 15, 2031                             173                 173
6 5/8% due Feb. 15, 2038                             297
7.50% due Aug. 15, 2042                              100                 100
7 7/8% due Apr. 15, 2043                             173                 173
6 7/8% due Oct. 15, 2043                             125                 125

Senior debt securities,
 5.0% - 9.4%, due through 2011                        91                 148
Senior medium-term notes,
 5.5% - 13.6%, due through 2017                    1,159               1,129
Subordinated medium-term notes,
 6.1% - 9.4%, due through 2004                        70                  70
Capital lease obligations due through 2008           479                 500
Other notes                                          265                 262
------------------------------------------------------------------------------
                                                  $6,803              $6,854
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

Total debt interest, including amounts capitalized, was $260 and $278 for the six-month periods ended June 30, 1998 and 1997, and interest payments were $221 and $285, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1998 and 1997, consisted of the following:

(Shares in thousands)
------------------------------------------------------------------------------
                                                 1998               1997
                                            Shares   Amount    Shares   Amount
------------------------------------------------------------------------------
Common Stock
 Beginning balance - January 1           1,000,030  $ 5,000   993,348  $ 4,967
  Shares issued for the ShareValue Trust    11,253       56
  Shares issued for incentive stock plans      587        3     1,413        7
------------------------------------------------------------------------------
 Ending balance - June 30                1,011,870  $ 5,059   994,761  $ 4,974
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 1,090            $   920
  Share-based compensation, net of tax impact            41
  Treasury shares issued for incentive
   stock plans, net                                     (27)               (47)
  Shares issued for incentive plans                                         31
  Tax benefit related to incentive stock plans           12                 26
  Stock appreciation rights expired or surrendered        6                  5
  Shares issued for the ShareValue Trust                494
  ShareValue Trust market value adjustment             (118)                 2
------------------------------------------------------------------------------
 Ending balance - June 30                           $ 1,498            $   937
==============================================================================
Treasury stock
 Beginning balance - January 1                 165  $    (9)       30  $    (1)
  Treasury shares issued for incentive
   stock plans, net                         (1,084)      55    (1,228)      99
  Treasury shares acquired                   2,277     (115)    1,216      (99)
  Shares transferred from ShareValue Trust                          3
------------------------------------------------------------------------------
 Ending balance - June 30                    1,358  $   (69)       21  $    (1)
==============================================================================
Retained earnings
 Beginning balance - January 1                      $ 8,147            $ 8,896
  Net earnings                                          308              1,016
  Cash dividends declared                              (285)              (252)
------------------------------------------------------------------------------
 Ending balance - June 30                           $ 8,170            $ 9,660
==============================================================================
Unearned compensation
 Beginning balance - January 1                      $ (20)               $ (22)
  New issuances                                                            (29)
  Forfeitures                                           3
  Amortization                                          1                   12
------------------------------------------------------------------------------
 Ending balance - June 30                           $ (16)               $ (39)
==============================================================================

Changes in shareholders' equity for the six-month periods ended June 30, 1998 and 1997, consisted of the following:

(Shares in thousands)
------------------------------------------------------------------------------
                                                 1998               1997
                                            Shares   Amount    Shares   Amount
------------------------------------------------------------------------------
ShareValue Trust
 Beginning balance - January 1              26,385  $(1,255)   26,120  $(1,258)
  Shares transferred to treasury stock                             (3)
  Shares acquired from dividend reinvestment   215                133
  Shares issued from common stock           11,253     (550)
  Market value adjustment                               118                 (2)
  Accrual of distributable appreciation                                      2
------------------------------------------------------------------------------
 Ending balance - June 30                   37,853  $(1,687)   26,250  $(1,258)
==============================================================================

Comprehensive income and net earnings were the same for the six-month periods identified above.


Note 11 - Share-Based Compensation

Beginning in the first quarter of 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which applies to Performance Share awards, the ShareValue Trust plan, and stock options.

On February 23, 1998, the Company awarded approximately 3.9 million Performance Shares to executive management. Performance Shares are convertible to common stock at the time the stock price reaches and maintains certain threshold levels for 20 consecutive days. These threshold levels represent predetermined compound five-year growth rates relative to the stock price on the date of the award. In accordance with SFAS No. 123, the Company will recognize the associated expense over the five-year award period.

The ShareValue Trust is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. The expense recognition method for the ShareValue Trust plan under SFAS No. 123 is based upon the fair value of the total expected distributions, determined by applying an option pricing model. The fair value of the expected distributions under the option pricing model is recognized over the life of the plan regardless of actual distributions. On June 30, 1998, the first investment period of the trust ended with a fund appreciation insufficient to generate a distribution to employees. The end of the second investment period and the next potential distribution date is June 30, 2000.

The Company granted stock options during the second quarter of 1998, and recognized $10 million of expense in accordance with the provisions of SFAS No. 123.

Note 12 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At June 30, 1998, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

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

On March 27, 1997, Gerald Verdine filed an action in California state court alleging claims based on race and age discrimination, retaliation, and breach of contract against the Douglas Aircraft Company. On July 7, 1998, a jury returned a verdict against the Company on the retaliation and breach of contract claims but reached no decision on the other claims. The jury awarded Verdine $2 in economic and non-economic damages and $26 in punitive damages. The Company has filed post-trial motions to reverse the judgment, seek a new trial on all issues, or seek a reduction in the amount of damages.

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging discrimination on the basis of race in connection with promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or worked for the three companies over the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Aircraft & Missile group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging discrimination on the basis of race in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

Note 13 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

                                         Six months ended    Three months ended
                                             June 30              June 30
------------------------------------------------------------------------------
                                            1998     1997        1998     1997
------------------------------------------------------------------------------
Revenues:
  Commercial Aircraft                    $16,432  $13,819     $ 8,466  $ 7,937
  Information, Space and Defense Systems   9,483    8,528       4,711    4,208
  Customer and Commercial Financing, Other   415      355         212      198
------------------------------------------------------------------------------
  Operating revenues                     $26,330  $22,702     $13,389  $12,343
==============================================================================


Earnings (loss) from operations:
  Commercial Aircraft                    $  (261) $   777     $   (10) $   468
  Information, Space and Defense Systems     717      626         421      261
  Customer and Commercial Financing, Other   243      232         117      138
  Unallocated expense                       (119)     (88)        (71)     (60)
  Share-based plans                          (63)      (2)        (41)    (100)
------------------------------------------------------------------------------
  Operating earnings                     $   517  $ 1,545     $   416  $   707
------------------------------------------------------------------------------

Other income, principally interest           149      183          64       80
Interest and debt expense                   (227)    (243)       (114)    (112)
------------------------------------------------------------------------------
Earnings before income taxes             $   439  $ 1,485     $   366  $   675
==============================================================================

Net earnings                             $   308  $ 1,016     $   258  $   476
==============================================================================


Research and development:
  Commercial Aircraft                    $   564  $   694     $   281  $   358
  Information, Space and Defense Systems     412      314         208      171
------------------------------------------------------------------------------
  Total research and development expense $   976  $ 1,008     $   489  $   529
==============================================================================


Unallocated expense includes goodwill amortization, capitalized interest amortization, certain unallocated actuarial costs, and corporate costs not allocated to other internal reporting entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------

Sales of $26.3 billion for the first six months of 1998 were 16% higher than sales for the comparable period of 1997. A total of 245 commercial jet aircraft were delivered, compared with 183 in the first six months of 1997. Approximately 550 commercial aircraft deliveries, including 230 of the newer-model 737s and 777s, are currently projected for the full year 1998, compared with 374 in 1997. Total sales for 1998 are projected to be in the $56 billion range, compared with $45.8 billion in 1997.


Commercial jet aircraft deliveries were as follows:

                                         Six Months          2nd Quarter
------------------------------------------------------------------------------
        Model                          1998      1997      1998      1997
------------------------------------------------------------------------------
        737                              67        60        33        35
        737 Next-Generation              50         -        38         -
        747                              21        22         9        12
        757                              23        24        12        12
        767                              24        23        14        12
        777                              37        31        17        21
        MD-80                             3         8  (1)    1         8  (1)
        MD-90                            14        11  (2)   10         4
        MD-11                             6  (2)    4         3  (1)    2
------------------------------------------------------------------------------
                Total                   245       183       137       106
==============================================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the above table. Aircraft accounted for as operating leases have minimal revenue recorded at the time of delivery.

==============================================================================
| Forward-Looking Information Is Subject to Risk and Uncertainty             |
| Certain statements in this release contain "forward-looking" information | | that involves risk and uncertainty, including projections for production | | rates, deliveries, customer financing, sales, revenues, margins, earnings, | | cash, research and development expense, employment, asset utilization, and | | other trend projections. This forward-looking information is based upon a | | number of assumptions, including assumptions regarding demand, internal | | performance, customer financing, supplier and subcontractor performance, | | government policies and actions, and escalation. Actual future results |
| and trends may differ materially depending on a variety of factors,        |
| including the Company's successful execution of internal performance plans,| | including production recovery and production rate increases; the cyclical | | nature of the Company's business; volatility of the market for certain | | products; continued integration of McDonnell Douglas Corporation; product |
| performance risks associated with regulatory certifications of the         |

| Company's commercial aircraft by the U.S.  Government and foreign          |
| governments; other regulatory uncertainties; collective bargaining labor   |
| disputes; performance issues with key suppliers, subcontractors and        |
| customers; governmental export and import policies; factors that result in | | significant and prolonged disruption to air travel worldwide; global trade |
| policies; worldwide political stability and economic conditions,           |
| particularly in Asia; price escalation trends; changing priorities or | | reductions in the U.S. Government defense and space budgets; termination | | of government contracts due to unilateral government action or failure to | | perform; and legal proceedings. Additional information regarding these | | factors is contained in the Company's Annual Report on Form 10-K for the | | year ended 1997 and Form 10-Q for the quarterly period ended March 31, |
| 1998.                                                                      |
==============================================================================

Information, Space and Defense Systems deliveries included the following:

                                         Six Months          2nd Quarter
------------------------------------------------------------------------------
        Model                          1998      1997      1998      1997
------------------------------------------------------------------------------
        C-17                              4         3         2         1
        F-15                             13         7         6         5
        F/A-18 C/D                       16        23         6        12
        F/A-18 C/D Kits                   -         4         -         1
        T-45TS                            7         3         3         3
        CH-47                             6         -         3         -
        767 AWACS                         2         -         -         -
        757-C32A                          2         -         2         -
        Delta II                          7         4         3         2



Earnings
--------

Net earnings of $308 million for the first half of 1998 reflect the reduced commercial aircraft profit margins, including the $219 million after-tax loss on the Next-Generation 737 recorded in the first quarter and $78 million in after-tax charges relating to the planned termination of the MD-11 program and additional late delivery costs associated with Next-Generation 737 aircraft. Comparable net earnings for the same period of 1997 were $1,016 million.

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

Research and development expense totaled $976 million for the first half, compared with $1,008 million for the same period of 1997. Commercial Aircraft research and development expense for the first half of 1998 was lower than for the first half of 1997, principally due to reduced spending on the Next-Generation 737 models. Based on current programs and plans, research and development expense for 1998 is expected to be in the $1.9 billion to $2.0 billion range, compared with $1.9 billion in 1997.

The income tax provision for the first half of 1998 of 29.8% is lower than the 31.6% for the same period in 1997 due principally to an increase in Foreign Sales Corporation tax benefits in 1998.

Operating Profit
----------------

Commercial Aircraft Programs

The higher sales for the first half and second quarter of 1998 were principally due to the increased level of commercial aircraft deliveries. A total of 247 jet aircraft were delivered, including two 757-C32A aircraft, compared with 183 in the first half of 1997. Although commercial aircraft deliveries and sales were higher, the overall profit margin for the commercial aircraft segment was significantly lower due to the model mix of deliveries, production inefficiencies associated with the rapid increase in the commercial aircraft production rates, continued pricing pressures and lower price-escalation trends. With regard to model mix, most of the sales increase was attributable to the new 777 and Next-Generation 737 programs. New commercial aircraft programs have lower operating profit margins due to higher unit production costs in the early years of a program. Additionally, because of production inefficiencies, extensive changes resulting from flight test and certification requirements, and lower revenue due to the mix of models and lower price escalation, the Next-Generation 737 program has been in a loss position based on the initial program accounting quantity of 400 units.

Significant progress has been made on the production recovery plan for the Next-Generation 737 program. Based on that progress and certain long-term production replanning that extends well beyond the firm orders of over 800 Next-Generation 737 aircraft, the program accounting quantity was extended consistent with other established programs. However, no gross profit will be recorded on the Next-Generation 737 program prior to finalization of the production replanning and successful execution of the Next-Generation 737 production rate increase from 14 aircraft per month to 21 per month late in 1998. Production schedule challenges associated with this rate increase and general production efficiencies will continue to be aggressively managed, but significant performance risks remain.

Operating profit margins on all commercial aircraft models continue to be affected by lower price-escalation trends and price pressures. The Company sells its products at base prices plus indexed changes for employment cost and producer price changes. Such changes have been significantly less than anticipated over the last two years.

Effective July 1, 1998, Boeing increased the base prices for most of its commercial aircraft and has revised the price-escalation formula to be more compatible with the competition. The Company does not expect an impact to revenues and profits before the year 2000 as a result of these changes, due to the significant number of orders already placed by customers for delivery in the next two years.

The Company recently announced its plans to phase out MD-11 production, with the last delivery scheduled in the first quarter of 2000. This decision was made after months of assessing future sales prospects for the MD-11 jetliner, and determining that there is insufficient market demand to warrant continued production. The second quarter results include a valuation adjustment for assets and liabilities associated with the MD-11 program.

Commercial jet aircraft deliveries for 1998 are currently expected to be about 550 aircraft, including approximately 230 of the newer-model 737s and 777s. The delivery quantity is dependent on performing to the production plan and delivering the majority of approximately 20 aircraft currently in storage, which are principally associated with Asian customers affected by the economic recession in the region. The 747 production rate will increase from four to five airplanes per month and the 777 program will increase from five to seven airplanes per month in the third quarter of 1998. These wide-body production rate increases and a large number of 747 freighters in the second half of 1998 represent performance and schedule risks that are being closely monitored.

The Company continues to assess the economic situation in Asia, which has the potential to impact future deliveries, particularly wide-body models. The 747 production rate is currently scheduled to be reduced in mid-1999 from five aircraft per month to three and a half per month. Production will continue to be adjusted to reflect customer requirements and the Company's capabilities.

The overall Commercial Aircraft segment operating profit margin, exclusive of the additional Next-Generation 737 forward loss and MD-11 valuation adjustment, was 1.3% for the first six months of 1998, compared with 5.6% for the same period in 1997. The lower margin was attributable to the production inefficiencies associated with the rapid increase in production rates, the model mix of aircraft deliveries that included six more 777s and 50 Next-Generation 737s in the first half of 1998 than during the same period in 1997, and continued pricing pressure. Margins for the balance of 1998 will continue to reflect the relatively high percentage of 777 and Next-Generation 737 deliveries and previously announced production inefficiencies, continued pricing pressures, and lower price-escalation trends. No gross profit will be recognized for the Next-Generation 737 program prior to finalization of the production replanning and successful execution of the Next-Generation 737 production rate increase from 14 aircraft per month to 21 per month late in 1998. Commercial Aircraft research and development expense for the first six months of 1998 was lower on the Next-Generation 737 models than for the same period in 1997.


Information, Space and Defense Systems (ISDS) Programs

Sales in the first six months of 1998 were 11% higher than the same period of 1997, principally due to increased military aircraft deliveries and three additional Delta II launch vehicles. Information, Space and Defense Systems segment operating revenues for the first half of 1998 were $9.5 billion, an increase of $1.0 billion, compared with the same period in 1997. The segment consists of four business units: McDonnell Aircraft and Missile Systems, Information and Communications Systems, Space Transportation, and Phantom Works, with first-half operating revenues of 60%, 19%, 18% and 3%, respectively, of total segment revenues. Total ISDS sales for the year are expected to be in the $19 billion to $20 billion range.

The overall Information, Space and Defense Systems segment operating profit margin was 7.6% in the first half of 1998, compared with 7.3% for the same period in 1997. Operating margins increased due to improved performance on production programs, partially offset by increased research and development expense and joint venture development costs ($72 million in 1998, compared with $40 million in 1997) for the Sea Launch and Civil Tiltrotor programs. The Information, Space and Defense Systems segment had a higher level of development expense on commercial space and communication activities, including the Delta family of launch vehicles and other business opportunities, compared with the first half of 1997.

The Company previously announced a strategic decision to exit the market for commercial helicopters. As part of that strategy, the Company transferred its interest in the Bell Boeing 609 Civil Tiltrotor to Bell Helicopter Textron and has assumed a minor subcontractor role in the development program. Due to regulatory concerns, Boeing and Bell have jointly agreed to suspend efforts to sell the Boeing MD-500 and MD-600 single-engine helicopter lines to Bell Helicopter. The Company is seeking to find other potential buyers for its light commercial helicopter lines.

In the second quarter, the Company announced it would remain as a founding industrial partner and investor in the Teledesic venture and intends to assume a role in launch services and system integration on the program. The Company remains committed to investing a minimum value of $100 million in Teledesic. The Company also announced it will be the systems integrator and prime contractor as well as an equity investor in Ellipso. Ellipso is a satellite-based data and telecommunication venture that will bring affordable fixed, mobile and airborne voice and data telecommunications to new markets worldwide. Ellipso will focus on telephone service, but also will provide digital data transfer, fax, paging, voice mail, messaging and geopositioning services.

Liquidity and Capital Resources
-------------------------------
The Company's financial liquidity position remains strong, with cash and short-term investments totaling $3.5 billion at June 30, 1998, and total long-term debt at 34% of total shareholders' equity plus debt. The Company continues to maintain its $3.0 billion revolving credit line.

Backlog
-------
Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):

                                           June 30      Mar. 31      Dec. 31
------------------------------------------------------------------------------
                                              1998         1998         1997
------------------------------------------------------------------------------
Commercial Aircraft                         $ 91.8       $ 92.4       $ 93.8
Information, Space and Defense Systems        30.0         28.5         27.8
------------------------------------------------------------------------------
        Total contractual backlog           $121.8       $120.9       $121.6
==============================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $24.9 billion at June 30, 1998, compared with $23.4 billion at March 31, 1998, and $26.1 billion at December 31, 1997.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments and fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of June 30, 1998, the notional value of such derivatives was $453 million, with a net unrealized gain of $3 million. Less than one percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.





                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1998, the consolidated statements of operations for the six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

Deloitte & Touche LLP was furnished the report of other independent accountants concerning the review of the interim financial information of McDonnell Douglas Corporation for the six-month period ended June 30, 1997. This independent accountants' review report also follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of June 30, 1998, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. The accompanying 1997 condensed consolidated financial statements give retroactive effect to the merger of the Company and McDonnell Douglas Corporation ("McDonnell Douglas"), which has been accounted for as a pooling of interests. We were furnished with the report of other accountants on their review of the interim financial information of McDonnell Douglas for the three- and six-month periods ended June 30, 1997; total McDonnell Douglas revenues constituted 29% and 30% of consolidated total revenues for such periods, respectively.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of the Company as of December 31, 1997, and the related consolidated statements of operations and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial position as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

July 23, 1998

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Shareholders and Board of Directors
McDonnell Douglas Corporation

We have reviewed the condensed consolidated balance sheet of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) as of June 30, 1997, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996 (not separately presented herein). These financial statements are the responsibility of MDC's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of MDC as of December 31, 1996, and the related consolidated statement of operations, shareholders' equity, and cash flows for the year then ended (not separately presented herein), and in our report dated January 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the condensed consolidated balance sheet as of December 31, 1996, (not separately presened herein) is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


July 16, 1997

/s/ Ernst & Young LLP

Ernst & Young LLP
St. Louis, Missouri

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

	See Note 12 to the Consolidated Financial Statements for a discussion of current legal proceedings involving the Company.


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

		(10)	Material Contracts.
                          Management Contracts and Compensatory Plans.
                           1997 Incentive Stock Plan, as amended June 29, 1998. Filed herewith.

                (15) Letters from independent accountants regarding unaudited interim financial information. Page 23.

                (27) Financial Data Schedule for the three-month period ending June 30, 1998. Filed herewith.


	(b)  Reports on Form 8-K
                A report on Form 8-K was filed to report, under Item 5, events of April 6 and April 10, 1998.





                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE BOEING COMPANY
                                          --------------------------------
                                                    (Registrant)


         August 11, 1998                         /s/  Gary W. Beil
        ----------------                  --------------------------------
             (Date)                                 Gary W. Beil
                                            Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries



The consolidated statement of financial position as of June 30, 1998, the consolidated statements of operations for the three-month periods ended June 30, 1998 and 1997, and the statements of cash flows for the three-month periods ended June 30, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.

Deloitte & Touche LLP was furnished the report of other independent accountants regarding such unaudited interim financial information of McDonnell Douglas Corporation for the three-month period ended June 30, 1997. This independent accountants' letter also follows.

August 11, 1998


The Boeing Company
Seattle, Washington

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three- and six-month periods ended June 30, 1998, and 1997 as indicated in our report dated July 23, 1998; because we did not perform an audit, we expressed no opinion on that information. The 1997 information gives retroactive effect to the 1997 merger of the Company and McDonnell Douglas Corporation ("McDonnell Douglas"), which has been accounted for as a pooling of interests. We were furnished with the reports of other accountants on their review of the interim financial statements of McDonnell Douglas for the respective three- and six-month periods ended June 30, 1997.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-
32499, 333-32491, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

August 11, 1998

Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We are aware of the inclusion in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 of The Boeing Company, which is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-32499,
333-32491, and 333-32567 of The Boeing Company on Form S-8, of our report dated July 16, 1997, related to the condensed consolidated financial statements of McDonnell Douglas Corporation and consolidated subsidiaries, not separately presented herein, for the quarter ended June 30, 1997.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the registration statement prepared or certified by accountants within the meaning of Sections 7 or 11 of the Securities Act of 1933.


/s/ Ernst & Young LLP

Ernst & Young LLP
St. Louis, Missouri

                                Exhibit (10)
                The Boeing Company 1997 Incentive Stock Plan
              (as Amended and Restated Effective June 29, 1998)

1.  Purpose

The purpose of this 1997 Incentive Stock Plan (the "Plan") is to attract, retain and motivate key employees, officers, consultants, agents, advisors and independent contractors of The Boeing Company (the "Company") by providing them the opportunity to acquire a proprietary interest in the Company and to link their interests and efforts to the long-term interests of the Company's shareholders.

2.  Plan Administration

2.1  The Compensation Committee

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

2.2  Other Plans

The Committee shall also have authority to grant awards as an alternative to or as the form of payment for grants or rights earned or due under other compensation plans or arrangements of the Company, including the plan of any entity acquired by the Company.

2.3  Delegation to Stock Plan Committee

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

2.4  Finality of Committee Determinations

All decisions made by the Committee or its delegate pursuant to the provisions of the Plan and all determinations and selections made by the Committee or its delegate pursuant to such provisions and related orders or resolutions of the Board shall be final and conclusive.

3.  Eligibility

Awards may be granted under the Plan to those officers and employees of the Company as the Committee, the Board or a delegate designated in accordance with
Section 2.3 from time to time selects. Awards may also be made to consultants, agents, advisors and independent contractors who provide services to the Company. Individuals who are not employees of the Company may not be granted Incentive Stock Options (as defined in Section 6.2). For purposes of this
Section 3, the "Company," with respect to all awards under the Plan other than Incentive Stock Options, includes any entity that is directly or indirectly controlled by the Company or any entity in which the Company has a significant equity interest, as determined by the Committee. With respect to Incentive Stock Options, the "Company" includes any parent or subsidiary of the Company in accordance with Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

4.  Shares Subject to the Plan

4.1  Number and Source

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

4.2  Shares Available

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

4.3  Acquisitions

The Board, in its sole discretion, may increase the aggregate number of shares of Common Stock to be delivered under Section 4.1 by up to three million (3,000,000) shares in the event the Company acquires any other corporation or business entity and the Company agrees to assume the acquired entity's obligations for outstanding stock options or stock grant commitments or otherwise grants awards to individuals in connection with such acquisition.

5.  Adjustment of Shares Available

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

6.  Awards

6.1  Types of Awards

The Committee shall have the authority, in its sole discretion, to determine the type or types of awards to be granted under the Plan. Such awards may include, but are not limited to, Incentive Stock Options, Nonqualified Stock Options (as defined in Section 6.2), stock appreciation rights or restricted stock awards. Such awards may be granted either alone, in addition to or in tandem with any other type of award granted under the Plan.

6.2  Stock Options

The Committee may grant stock options, designated as "Incentive Stock Options," which comply with the provisions of Section 422 of the Code or any successor statutory provision, or "Nonqualified Stock Options." The price at which shares may be purchased upon exercise of a particular option shall be determined by the Committee but shall not be less than 100% of the Fair Market Value of such shares at the time such option is granted. For purposes of the Plan, "Fair Market Value" as to a particular day equals the mean of the high and low per share trading prices for the Common Stock as reported for such day in The Wall Street Journal or such other source as the Committee deems reliable. The Committee shall set the term of each stock option, but no Incentive Stock Option shall be exercisable more than 10 years after the date such option is granted and, to the extent the aggregate Fair Market Value (determined as of the date the option is granted) of Common Stock with respect to which Incentive Stock Options granted to a particular individual become exercisable for the first time during any calendar year (under the Plan and all other stock option plans of the Company) exceeds $100,000 (or such corresponding amount as may be set by the Code), such options shall be treated as Nonqualified Stock Options.



6.3  Stock Appreciation Rights

The Committee may grant stock appreciation rights to individuals, either in tandem with stock options that have been or are granted under the Plan or with respect to a number of shares on which an option is not granted. A stock appreciation right shall entitle the holder to receive, with respect to each share of stock as to which the right is exercised, payment in an amount equal to the excess of the share's Fair Market Value on the date the right is exercised over its Fair Market Value on the date the right was granted. Such payment may be made in cash or in shares of Common Stock valued at the Fair Market Value as of the date of the surrender, or partly in cash and partly in shares of Common Stock, as determined by the Committee in its sole discretion. The Committee may establish a maximum appreciation value payable for stock appreciation rights.

6.4  Restricted Stock Awards

(a) The Committee may grant restricted stock awards under the Plan in Common Stock or denominated in units of Common Stock. The Committee, in its sole discretion, will make such awards subject to conditions and restrictions, as set forth in the instrument evidencing the award, which may be based on continuous service with the Company or the attainment of certain performance goals related to profits, profit growth, profit-related return ratios, cash flow or shareholder returns, where such goals may be stated in absolute terms or relative to comparison companies or indices to be achieved during a period of time. No more than three million (3,000,000) shares may be issued subject to restrictions based on continuous employment or services for less than three years (except where employment or services are terminated because an individual dies, retires, is laid off or becomes disabled).

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

6.5  Payment; Deferral

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



7.  Option Exercise

7.1  Employment or Service Requirement

Each award agreement or notice for a stock option or stock appreciation right shall contain a provision that the option or right shall not be exercisable unless the optionee remains in the Company's employ or service at least 12 months after the granting of the option or right.

7.2  Precondition to Stock Issuance

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

7.3  No Fractional Shares

No stock option may at any time be exercised with respect to a fractional share. No fractional share shall be issued in the event shares are issued pursuant to the exercise of a stock appreciation right; however, a fractional stock appreciation right may be exercised for cash.

7.4  Form of Payment

An optionee may exercise a stock option using as the form of payment (a) cash or cash equivalent (b) stock-for-stock payment (as described in Section 7.5),
(c) any combination of the above or (d) such other means as the Committee may approve.

7.5  Stock for Stock

An optionee who owns Common Stock may use such shares, the value of which shall be determined as the Fair Market Value of such shares on the date the stock option is exercised, as a form of payment to exercise stock options under the Plan. The Committee, in its sole discretion, may restrict or rescind this right by notice to optionees. A stock option may be exercised in such manner only by tendering (actually or by attestation) to the Company whole shares of Common Stock having a Fair Market Value equal to or less than the exercise price. If an option is exercised by surrender of stock having a Fair Market Value less than the exercise price, the optionee must pay the difference in cash.



8.  Transferability

The right of any award recipient to exercise an award granted under the Plan shall, during such recipient's lifetime, be exercisable only by such recipient, and shall not be assignable or transferable by such recipient other than by will or the laws of descent and distribution.

9.  Withholding Taxes; Other Deductions

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

10.  Termination of Employment or Services

The terms and conditions under which an award may be exercised following termination of a participant's employment or services with the Company shall be determined by the Committee; provided, that if a participant's employment or services terminates for any reason within 12 months of the grant date of a stock option or stock appreciation right, such option or right shall expire as of the date of such termination of employment or services and the participant and the participant's legal representative shall forfeit any and all rights pertaining to such award.

11.  Term of the Plan

The Plan shall become effective as of May 1, 1997 and shall remain in full force and effect through April 30, 2007, unless sooner terminated by the Board. After the Plan is terminated, no future awards may be granted but awards previously granted shall remain outstanding in accordance with their applicable terms and conditions and the Plan's terms and conditions.

12.  Plan Amendment

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

13.  Bifurcation of the Plan

Notwithstanding anything in the Plan to the contrary, the Board, in its sole discretion, may bifurcate the Plan so as to restrict, limit or condition the use of any provision of the Plan to participants who are officers subject to
Section 16 of the 1934 Act without so restricting, limiting or conditioning the Plan with respect to other participants.