Form 10-Q
period 1998-09-30
BOEING CO
filed 1998-11-06
CIK 12927

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




                       For the quarterly period ended
                             September 30, 1998


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

As of October 30, 1998, there were 999,133,781 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)



                                      Nine months ended    Three months ended
                                         September 30         September 30
-----------------------------------------------------------------------------
                                        1998       1997       1998       1997
-----------------------------------------------------------------------------
Sales and other operating revenues   $39,047    $34,073    $12,717    $11,371

Operating costs and expenses          35,079     30,418     11,265     11,244
General and administrative expense     1,488      1,623        528        650
Research and development expense       1,431      1,464        455        456
Share-based plans                        106         42         43         40
-----------------------------------------------------------------------------
                                      38,104     33,547     12,291     12,390
-----------------------------------------------------------------------------
Earnings (loss) from operations          943        526        426     (1,019)
Other income, principally interest       241        303         92        120
Interest and debt expense               (341)      (365)      (114)      (122)
-----------------------------------------------------------------------------
Earnings (loss) before income taxes      843        464        404     (1,021)
Income taxes                             188        144         57       (325)
-----------------------------------------------------------------------------
Net earnings (loss)                  $   655    $   320    $   347    $  (696)
=============================================================================


Basic earnings (loss) per share         $.67       $.33       $.36      $(.72)
=============================================================================

Diluted earnings (loss) per share       $.67       $.33       $.36      $(.72)
=============================================================================

Cash dividends per share                $.42       $.42       $.14       $.14
=============================================================================







               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                   September 30   December 31
                                                           1998          1997
-----------------------------------------------------------------------------
                                                    (Unaudited)
Assets
-----------------------------------------------------------------------------

Cash and cash equivalents                               $ 2,435       $ 4,420
Short-term investments                                      279           729
Accounts receivable                                       3,255         3,121
Current portion of customer and commercial financing        126           261
Deferred income taxes                                     1,674         1,765
Inventories, net of advances and progress billings       10,531         8,967
-----------------------------------------------------------------------------
     Total current assets                                18,300        19,263
Customer and commercial financing                         4,373         4,339
Property, plant and equipment, net                        8,552         8,391
Deferred income taxes                                       232            15
Goodwill                                                  2,333         2,395
Prepaid pension expense                                   3,409         3,271
Other assets                                                424           350
-----------------------------------------------------------------------------
                                                        $37,623       $38,024
=============================================================================

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------

Accounts payable and other liabilities                  $10,909       $11,548
Advances in excess of related costs                       1,484         1,575
Income taxes payable                                        674           298
Short-term debt and current portion of long-term debt       534           731
-----------------------------------------------------------------------------
     Total current liabilities                           13,601        14,152
Accrued retiree health care                               4,789         4,796
Long-term debt                                            6,261         6,123
Shareholders' equity:
 Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,870,159 and 1,000,029,538        5,059         5,000
 Additional paid-in capital                               1,171         1,090
 Treasury shares, at cost - 11,668,743 and 164,667         (417)           (9)
 Retained earnings                                        8,518         8,147
 Unearned compensation                                      (18)          (20)
 ShareValue Trust shares - 38,005,571 and 26,385,260     (1,341)       (1,255)
-----------------------------------------------------------------------------
     Total shareholders' equity                          12,972        12,953
-----------------------------------------------------------------------------
                                                        $37,623       $38,024
=============================================================================

               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30
-----------------------------------------------------------------------------
                                                         1998            1997
-----------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings                                        $   655         $   320
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                     106              42
    Depreciation and amortization                       1,225           1,106
    Changes in assets and liabilities -
      Short-term investments                              450             153
      Accounts receivable                                (134)           (442)
      Inventories, net of advances and
       progress billings                               (1,564)         (1,392)
      Accounts payable and other liabilities             (492)          1,633
      Advances in excess of related costs                 (91)            257
      Income taxes payable and deferred                   250            (153)
      Other assets                                       (227)           (345)
      Accrued retiree health care                          (7)              7
-----------------------------------------------------------------------------
        Net cash provided by operating activities         171           1,186
-----------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease - additions (978)           (928)
  Customer financing and properties on lease - reductions 983             751
  Property, plant and equipment, net additions         (1,213)         (1,006)
-----------------------------------------------------------------------------
        Net cash used by investing activities          (1,208)         (1,183)
-----------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                          548              66
  Debt repayments                                        (607)           (594)
  Common shares purchased                                (479)           (118)
  Common shares issued                                                    268
  Stock options exercised, other                           15             143
  Dividends paid                                         (425)           (417)
-----------------------------------------------------------------------------
        Net cash used by financing activities            (948)           (652)
-----------------------------------------------------------------------------
Net decrease in cash and cash equivalents              (1,985)           (649)

Cash and cash equivalents at beginning of year          4,420           5,469
-----------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter       $ 2,435         $ 4,820
=============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1998, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Recognition of Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represents an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. As of March 31, 1998, the cumulative forward loss of $1,050 represented the amount by which the estimated production costs exceeded the estimated revenue for the first 400 units of the program. The additional forward loss resulted principally from additional retrofit activity costs attributable to flight test and certification requirements, as well as the costs of increased resources to reduce out-of-sequence work and process flow risks. As of September 30, 1998, the Company had delivered 94 Next-Generation 737 airplanes.


Note 3 - Earnings per Share

The weighted average number of shares (in millions) used for computing earnings per share for the periods ended September 30, 1998 and 1997, are as follows:


                                     First Nine Months          Third Quarter
                                     -----------------          -------------
                                       1998     1997            1998     1997
                                       ----     ----            ----     ----
        Basic shares                  972.0    969.3           969.3    972.3
        Diluted shares                982.4    984.5           977.3    972.3

Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on the same number of shares plus additional dilutive shares representing stock distributable under share-based plans computed using the treasury stock method.

Note 4 - Income Taxes

The effective income tax provision rate of 22.3% for the first nine months of 1998 is lower than the statutory federal rate, principally due to a $57 reduction in the income tax provision recognized in the third quarter related to settlement of prior years' defense-related partnership research and development tax credits, and to Foreign Sales Corporation tax benefits and current-year research and development tax credits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments were $3 and $250 for the nine months ended September 30, 1998 and 1997.



Note 5 - Accounts Receivable

Accounts receivable consisted of the following:

                                                  September 30    December 31
                                                          1998           1997
-----------------------------------------------------------------------------
U.S. Government contracts                               $2,203         $2,053
Other                                                    1,052          1,068
-----------------------------------------------------------------------------
                                                        $3,255         $3,121
=============================================================================

Note 6 - Inventories

Inventories consisted of the following:

                                                  September 30    December 31
                                                          1998           1997
-----------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress                  $ 28,058       $ 26,566
Commercial spare parts, general stock
 materials and other                                     2,283          1,869
-----------------------------------------------------------------------------
                                                        30,341         28,435
Less advances and progress billings                    (19,810)       (19,468)
-----------------------------------------------------------------------------
                                                      $ 10,531       $  8,967
=============================================================================

As of September 30, 1998, there were 36 undelivered commercial aircraft in storage, representing $1,500 net of customer advances.

Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                  September 30    December 31
                                                          1998           1997
-----------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                      $  535         $  651
  Investment in sales-type/financing leases              1,241          1,646
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $219 and $254                                      1,817          1,289
Commercial equipment financing
  Notes receivable                                         373            313
  Investment in sales-type/financing leases                386            407
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $108 and $96                                         366            502
-----------------------------------------------------------------------------
Less valuation allowance                                  (219)          (208)
-----------------------------------------------------------------------------
                                                        $4,499         $4,600
=============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary.



Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                  September 30    December 31
                                                          1998           1997
-----------------------------------------------------------------------------
Accounts payable                                       $ 5,590        $ 5,609
Accrued compensation and employee benefit costs          2,460          2,154
Lease and other deposits                                   665            819
Other                                                    2,194          2,966
-----------------------------------------------------------------------------
                                                       $10,909        $11,548
=============================================================================

Note 9 - Debt

Short- and long-term debt consisted of the following:

                                                  September 30    December 31
                                                          1998           1997
-----------------------------------------------------------------------------
Unsecured debentures and notes:

  7 5/8% due Feb. 17, 1998                              $    -         $  301
  8 7/8% due Sep. 15, 1999                                 306            311
  8.25% due Jul. 1, 2000                                   200            200
  8 3/8% due Feb. 15, 2001                                 180            182
  9.25% due Apr. 1, 2002                                   120            120
  6 3/4% due Sep. 15, 2002                                 298            297
  6.35% due Jun. 15, 2003                                  300            299
  7 7/8% due Feb. 15, 2005                                 208            209
  6 5/8% due Jun. 1, 2005                                  292            291
  6.875% due Nov. 1, 2006                                  248            248
  8 1/10% due Nov. 15, 2006                                175            175
  9.75% due Apr. 1, 2012                                   348            348
  8 3/4% due Aug. 15, 2021                                 398            398
  7.95% due Aug. 15, 2024                                  300            300
  7 1/4% due Jun. 15, 2025                                 247            247
  8 3/4% due Sep. 15, 2031                                 248            248
  8 5/8% due Nov. 15, 2031                                 173            173
  6 5/8% due Feb. 15, 2038                                 300
  7.50% due Aug. 15, 2042                                  100            100
  7 7/8% due Apr. 15, 2043                                 173            173
  6 7/8% due Oct. 15, 2043                                 125            125

Senior debt securities,
  5.0% - 9.4%, due through 2011                             58            148
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                         1,228          1,129
Subordinated medium-term notes,
  6.1% - 9.4%, due through 2004                             70             70
Capital lease obligations due through 2008                 412            500
Other notes                                                288            262
-----------------------------------------------------------------------------
                                                        $6,795         $6,854
=============================================================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. In addition, Boeing Capital Corporation, a corporation wholly owned by the Company, has $240 available, but unused, under a credit line agreement with a group of commercial banks. Total debt interest, including amounts capitalized, was $390 and $413 for the nine-month periods ended September 30, 1998 and 1997, and interest payments were $367 and $442, respectively.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the nine-month periods ended September 30, 1998 and 1997, consisted of the following:

-----------------------------------------------------------------------------
                                                1998               1997
  (Shares in thousands)                    Shares   Amount    Shares   Amount
-----------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,000,030  $ 5,000   993,348  $ 4,967
  Shares issued                                                4,550       23
  Shares issued for the ShareValue Trust   11,253       56
  Shares issued for incentive stock plans     587        3     2,125       10
-----------------------------------------------------------------------------
 Ending balance - September 30          1,011,870  $ 5,059 1,000,023  $ 5,000
=============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 1,090            $   920
  Share-based compensation, net of tax impact           69
  Treasury shares issued for incentive
   stock plans, net                                    (37)                (5)
  Shares issued                                                           245
  Tax benefit related to incentive stock plans          13                 31
  Stock appreciation rights expired
   or surrendered                                        6                  5
  Shares issued for the ShareValue Trust               494
  ShareValue Trust market value adjustment            (464)                42
-----------------------------------------------------------------------------
 Ending balance - September 30                     $ 1,171            $ 1,238
=============================================================================
Treasury stock
 Beginning balance - January 1                165  $    (9)       30  $    (1)
  Treasury shares issued for incentive
   stock plans, net                        (1,407)      71    (1,349)     106
  Treasury shares acquired                 12,911     (479)    1,564     (118)
  Shares transferred from
   ShareValue Trust                                                5
-----------------------------------------------------------------------------
 Ending balance - September 30             11,669  $  (417)      250  $   (13)
=============================================================================
Retained earnings
 Beginning balance - January 1                     $ 8,147            $ 8,896
  Net earnings                                         655                320
  Cash dividends declared                             (284)              (291)
-----------------------------------------------------------------------------
 Ending balance - September 30                     $ 8,518            $ 8,925
=============================================================================
Unearned compensation
 Beginning balance - January 1                     $   (20)           $   (22)
  New issuances                                                           (29)
  Forfeitures                                            6
  Amortization                                          (4)                29
-----------------------------------------------------------------------------
 Ending balance - September 30                     $   (18)           $   (22)
=============================================================================

Changes in shareholders' equity for the nine-month periods ended September 30, 1998 and 1997, consisted of the following:

-----------------------------------------------------------------------------
                                                1998               1997
(Shares in thousands)                      Shares   Amount    Shares   Amount
-----------------------------------------------------------------------------
ShareValue Trust
 Beginning balance - January 1             26,385  $(1,255)   26,120  $(1,258)
  Shares transferred to treasury stock                            (5)
  Shares acquired from dividend reinvestment  368                200
  Shares issued from common stock          11,253     (550)
  Market value adjustment                              464                (42)
  Accrual of distributable appreciation                                    42
-----------------------------------------------------------------------------
 Ending balance - September 30             38,006  $(1,341)   26,315  $(1,258)
=============================================================================

Comprehensive income and net earnings were the same for the periods presented.


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

The ShareValue Trust, currently in its third year, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. The expense recognition method for the ShareValue Trust plan under SFAS No. 123 is based upon the fair value of the total expected distributions, determined by applying an option pricing model. The fair value of the expected distributions under the option pricing model is recognized over the life of the plan regardless of actual distributions. On June 30, 1998, the first investment period of the trust ended with a fund appreciation insufficient to generate a distribution to employees. The second investment period and the next potential distribution measurement date will be June 30, 2000.

The Company granted stock options during the first nine months of 1998, and recognized $21 million of expense in accordance with the provisions of SFAS No. 123.

Note 12 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

On January 7, 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At September 30, 1998, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350. On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200. On March 31, 1998, the Court entered a judgment, pursuant to a March 30 opinion and order, determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid. Although the Government has appealed the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, could result in pretax income that would more than offset the loss provision established in 1990.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three executive officers. Additional lawsuits of a similar nature have been filed in the same court.
These lawsuits were consolidated on February 24, 1998. The plaintiffs seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On March 26, 1997, Gerald Verdine sued McDonnell Douglas Corporation for age and race discrimination, retaliation and breach of contract. After a trial that concluded in July 1998, the jury returned a verdict in favor of Mr. Verdine on the retaliation count and a breach of contract count and were either deadlocked or ruled in favor of McDonnell Douglas Corporation on the remaining causes of action. The jury awarded damages to Mr. Verdine in the amount of $28. The trial court reduced the verdict to $10.4 in response to post-trial motions. Boeing has filed an appeal seeking to overturn the entire verdict.

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft & Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging, on the basis of race, discrimination in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court conditionally denied plaintiffs' motion seeking class certification and allowed plaintiffs to renew their motion upon completion of class discovery. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

Note 13 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

                                       Nine months ended  Three months ended
                                          September 30       September 30
-----------------------------------------------------------------------------
                                         1998       1997      1998       1997
-----------------------------------------------------------------------------
Revenues:
  Commercial Aircraft                 $24,151    $20,248   $ 7,719    $ 6,429
  Information, Space and
   Defense Systems                     14,318     13,293     4,835      4,765
  Customer and Commercial Financing,
   Other                                  578        532       163        177
-----------------------------------------------------------------------------
  Operating revenues                  $39,047    $34,073   $12,717    $11,371
=============================================================================

Earnings (loss) from operations:
  Commercial Aircraft                 $  (184)   $  (593)  $    77    $(1,370)
  Information, Space and
   Defense Systems                      1,079      1,008       362        382
  Customer and Commercial Financing,
   Other                                  340        305        97         73
  Unallocated expense                    (186)      (152)      (67)       (64)
  Share-based plans                      (106)       (42)      (43)       (40)
-----------------------------------------------------------------------------
  Operating earnings (loss)           $   943    $   526   $   426    $(1,019)
-----------------------------------------------------------------------------

Other income, principally interest        241        303        92        120
Interest and debt expense                (341)      (365)     (114)      (122)
-----------------------------------------------------------------------------
Earnings (loss) before income taxes   $   843    $   464   $   404    $(1,021)
=============================================================================
Net earnings (loss)                   $   655    $   320   $   347    $  (696)
=============================================================================


Research and development:
  Commercial Aircraft                 $   799    $   942   $   235    $   248
  Information, Space and
   Defense Systems                        632        522       220        208
-----------------------------------------------------------------------------
  Total research and
   development expense                $ 1,431    $ 1,464   $   455    $   456
=============================================================================


Unallocated expense includes goodwill amortization, capitalized interest amortization, certain unallocated actuarial costs, and corporate costs not allocated to other internal reporting entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------

Sales of $39.0 billion for the first nine months of 1998 were 15% higher than sales for the comparable period of 1997. A total of 368 commercial jet aircraft were delivered, compared with 272 in the first nine months of 1997. Approximately 550 commercial aircraft deliveries, including 235 of the newer-model 737s and 777s, are currently projected for the full year 1998, compared with 374 in 1997. Total sales for 1998 are projected to be in the $56 billion range, compared with $45.8 billion in 1997.


Commercial jet aircraft deliveries were as follows:

                                     Nine Months           3rd Quarter
-----------------------------------------------------------------------------
      Model                        1998       1997       1998        1997
-----------------------------------------------------------------------------
      737                            92         93         25          33
      737 Next-Generation            91          -         41           -
      747                            32         30         11           8
      757                            35         34         12          10
      767                            35         34         11          11
      777                            52         49         15          18
      MD-80                           5 (2)     11 (4)      2 (2)       3 (3)
      MD-90                          18         16 (3)      4           5 (1)
      MD-11                           8 (2)      5          2           1
-----------------------------------------------------------------------------
            Total                   368        272        123          89
=============================================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the above table. Aircraft accounted for as operating leases have minimal revenue recorded at the time of delivery.

===============================================================================
Forward-Looking Information Is Subject to Risk and Uncertainty

Certain statements in this report contain "forward-looking" information that involves risk and uncertainty, including projections for production rates, deliveries, customer financing, sales, revenues, margins, earnings, cash, research and development expense, employment, asset utilization, year 2000 readiness, and other trend projections. This forward-looking information is based upon a number of assumptions, including assumptions regarding demand, internal performance, customer financing, customer, supplier and subcontractor performance, government policies and actions, and price-escalation. Actual future results and trends may differ materially depending on a variety of factors, including the Company's successful execution of internal performance plans including research and development, production recovery, production rate increases, production system initiatives and other cost-reduction efforts; year 2000 readiness; the cyclical nature of the Company's business; volatility of the market for certain products; continued integration of McDonnell Douglas Corporation; product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; collective bargaining labor disputes; performance issues with key suppliers, subcontractors and customers; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; global trade policies; worldwide political stability and economic conditions, particularly in Asia; price escalation trends; changing priorities or reductions in the U.S. Government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; and legal proceedings. Additional information regarding these factors is contained in the Company's Annual Report on Form 10-K for the year ended 1997 and Form 10-Q for the quarterly period ended June 30, 1998.
================================================================================

Information, Space and Defense Systems deliveries included the following:

                                     Nine Months           3rd Quarter
----------------------------------------------------------------------------
      Model                        1998       1997       1998        1997
----------------------------------------------------------------------------
      C-17                            6          5          2           2
      F-15                           25         10         12           3
      F/A-18 C/D                     24         37          8          14
      F/A-18 C/D Kits                 -          9          -           5
      T-45TS                         11          8          4           5
      CH-47                          14          -          8           -
      767 AWACS                       2          -          -           -
      757/C-32A                       2          -          -           -
      Delta II                        8          9          1           5
      Delta III                       1          -          1           -


Earnings
--------

Net earnings of $655 million for the first nine months of 1998 reflect lower commercial aircraft profit margins, including the $219 million after-tax loss on the Next-Generation 737 recorded in the first quarter and $78 million in after-tax charges relating to the planned termination of the MD-11 program and additional late delivery costs associated with Next-Generation 737 aircraft. Comparable net earnings for the same period of 1997 were $320 million, which included after-tax charges of approximately $1.0 billion reflecting the financial impact of unplanned and abnormal production inefficiencies and late-delivery costs associated with accelerated production increases on commercial aircraft programs.

Based on current programs and plans, research and development expense for 1998 is expected to be in the $1.9 billion to $2.0 billion range, compared with $1.9 billion in 1997.

The income tax provision of $188 million for the first nine months of 1998 includes a credit of $57 million relating to settlement of prior years' research and development tax credits associated with joint program partnerships; and credits relating to Foreign Sales Corporation tax benefits and current-year research and development tax credits. These benefits were partially offset by the non-deductibility of goodwill and other costs.

In October, Congress extended research and development tax credits for the twelve-month period from July 1, 1998, through June 30, 1999. This will result in additional tax credits that will be reflected in the full-year 1998 tax provision at year end.

The Company has filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. These credits have not been recorded as the claims are under review by the IRS in the context of prior years' audits. Successful resolution would result in increased income to the Company.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September, the District Court granted the Company's motion for summary judgment. It is not certain whether the U.S. Department of Justice will appeal this decision. If the Company were to prevail, the refund would include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for these years.


Federal income tax payments over the next several years are projected to substantially exceed income tax expense due to anticipated completion of contracts executed under prior tax regulations.



Operating Profit
----------------

Commercial Aircraft Programs

The higher sales for the first nine months and third quarter of 1998 were principally due to the increased level of commercial aircraft deliveries. A total of 370 jet aircraft were delivered, including two 757/C-32A aircraft, compared with 272 in the first nine months of 1997. Although commercial aircraft deliveries and sales were higher, the overall profit margin for the commercial aircraft segment, excluding forward losses, valuation adjustments and research and development expense, was lower due to the model mix of aircraft deliveries, continued pricing pressures and lower price-escalation trends. With regard to model mix, most of the sales increase was attributable to the new 777 and Next- Generation 737 programs. New commercial aircraft programs have lower operating profit margins due to higher unit production costs in the early years of a program. Additionally, no gross profit has yet been recognized for the Next- Generation 737 program, for which losses had previously been recognized, including $350 million pretax in the first quarter of 1998.

The Company previously announced its plans to phase out MD-11 production, with the final MD-11 deliveries now scheduled for 2001. Results for the first nine months of 1998 include a valuation adjustment associated with the MD-11 program that was recorded in the second quarter of 1998.

Operating profit margins on all commercial aircraft models have been and will continue to be affected by pricing pressures and lower price-escalation trends. The Company sells its products at base prices plus indexed changes for employment cost and producer price changes. Such changes have been significantly less than anticipated during the last two years.

Research and development expense for the Commercial Aircraft segment totaled $799 million for the first nine months of 1998, compared with $942 million for the same period of 1997, principally due to reduced spending on the Next-Generation 737 models and the 777-300, an increased-capacity version of the 777.

Development continues on the 757-300, a stretched derivative of the 757-200, which is scheduled to be delivered in early 1999; and the 767-400ER, a stretched version of the 767-300ER, which is scheduled to be delivered in the year 2000. The 717-200 program (formerly the MD-95) continues in development; flight test commenced during the third quarter of this year with first delivery planned for mid-1999.

During the third quarter, the 747 production rate increased from four to five aircraft per month, and the 777 program production rate increased from five to seven aircraft per month. The Next-Generation 737 program production rate is currently increasing from 14 aircraft per month to 21 per month. Production schedule challenges and general production efficiencies will continue to be aggressively managed, but significant performance risks remain.

Commercial aircraft deliveries for 1998 are currently expected to be about
550 aircraft, including approximately 235 of the newer-model 737s and 777s. The delivery quantity is dependent on performing to the production plan and delivering the majority of 36 aircraft in storage as of September 30, 1998, which are principally associated with Asian customers affected by adverse economic conditions and customers awaiting final financing arrangements.

The Company continues to assess the economic situation in Asia, which presents a significant risk to deliveries over the next few years, particularly for twin-aisle models. The 747 production rate is currently scheduled to be reduced in the second quarter of 1999 from five aircraft per month to three and a half per month. The 777 production rate is currently scheduled to be reduced in the fourth quarter of 1999 from seven aircraft to five per month, with a previously announced plan to return to seven per month in 2000. Scheduled production rates are being reassessed, and downward revisions are expected to be made based on customer requirements.

Information, Space and Defense Systems (ISDS) Programs

Total ISDS sales in the first nine months of 1998 were approximately 8 percent higher than during the same period of 1997, principally due to increased military aircraft deliveries. Total ISDS sales for the year are expected to be in the $19 billion to $20 billion range. Operating margins for the first nine months decreased slightly from 7.6 percent in 1997 to 7.5 percent in 1998, principally due to increased research and development expense associated with commercial space and communication activities, and joint venture development costs for the Sea Launch program and the Bell Boeing 609 Civil Tiltrotor program.

Research and development expense for the ISDS segment totaled $632 million for the first nine months of 1998, compared with $522 million for the same period in 1997, due to the development activity on the Delta family of launch vehicles and other business opportunities.

The Sea Launch assembly and command ship and the launch platform were completed in June. They have both arrived at the Home Port in Long Beach, California. Full-scale preparations for first launch are underway after reinstatement by the U.S. State Department of the Sea Launch license that was withdrawn on July 27, 1998, following disclosure by Boeing that technical information may have been transferred without proper approval. Boeing is a 40 percent partner in Sea Launch with RSC Energia (25 percent) from Russia, Kvaerner Maritime (20 percent) from Norway, and KB Yuzhnoye / PO Yuzhmash (15 percent) from Ukraine.

Because of the risk associated with new launch activities, the first launch will be a demonstration payload. Hughes Space & Communications International, Inc., and Space Systems/Loral are the first Sea Launch customers, with announced orders for 18 launches plus options. Ongoing viability of the Sea Launch program will depend on meeting technical specifications and demonstrating that launches from a seagoing platform represent an economic alternative for customers looking for launch capability. Technical failure on the initial launch could substantially impair the prospect for additional customer acceptance and could consequently result in significant impairment to the value of the Sea Launch program assets.

In August, a Delta III, the newest version of the Delta family of expendable launch vehicles, was lost during first launch approximately one minute and 20 seconds into flight. The failed launch was insured, and the impact to earnings is limited to the cost of accident investigation and corrective actions. The control system has been identified as the likely cause, and corrective actions are being taken to ensure that the Delta III is ready for the next scheduled launch in early 1999.

In October, the U.S. Air Force announced the procurement of 19 Delta IV launches under the Evolved Expendable Launch Vehicle (EELV) program valued at $1.38 billion. The Air Force entered into a $500 million agreement with the Company to supplement development of the Delta IV family of launch vehicles to meet all Air Force EELV requirements. First launch of the Boeing Delta IV is scheduled for 2001 with a commercial payload.

During the third quarter, the Company announced the formation of the Space and Communications Group, based in Seal Beach, California, and the Military Aircraft and Missile Systems Group, headquartered in St. Louis, Missouri. Year-end 1998 results for ISDS will be reported as two separate segments, consistent with this reorganization and the Company's internal performance reporting.

OIS Optical Imaging Systems, Inc., a sole source supplier of active matrix liquid crystal displays for the AH-64D helicopter, and the F-15, F/A-18 E/F and V-22 aircraft programs, ceased manufacturing operations on September 18, 1998. Although the full impact of the loss of this supplier on the Company's ability to fulfill its delivery obligations is currently under review, there is a probability of some delivery delays and disruptions on the affected programs but is not anticipated to be of a material nature.

The ISDS segment is highly sensitive to changes in national priorities, U.S. Government defense and space budgets, and success in pursuing commercial-type business opportunities.

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $2.7 billion at September 30, 1998, and total long-term debt at 34% of total shareholders' equity plus debt. As part of a reassessment of the long-term financing and capital needs, the Company has decided to reduce its revolving credit line to $2.4 billion from its previous level of $3 billion.

In the third quarter, the Company announced a share repurchase program with Board authorization to repurchase up to 15 percent of the Company's outstanding shares of common stock. During September, the Company repurchased 10.6 million shares of stock (approximately 1 percent of outstanding stock) for $364 million.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):


                                  Sep. 30         June 30         Dec. 31
----------------------------------------------------------------------------
                                     1998            1998            1997
----------------------------------------------------------------------------
Commercial Aircraft                $ 92.9          $ 91.8          $ 93.8
Information, Space and
 Defense Systems                     27.6            30.0            27.8
----------------------------------------------------------------------------
   Total contractual backlog       $120.5          $121.8          $121.6
============================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $24.9 billion at September 30, 1998, compared with $24.9 billion at June 30, 1998, and $26.1 billion at December 31, 1997.


Year 2000 (Y2K) Date Conversion
-------------------------------

The Y2K issue exists because many computer systems, applications and assets use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operations information incorrectly.

State of readiness: The Company recognized this challenge early, and major business units started work in 1993. The Company's Y2K strategy to make systems "Y2K-ready" includes a common companywide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology ("IT") systems and non-IT systems, such as embedded systems, facilities and factory floor systems. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee. Approximately 14,000 IT and non-IT systems have been identified, and the Company continues to substantially meet its internal schedule for conversion and testing. This aggressive internal schedule calls for Y2K-readiness of the Company's critical systems, with a few exceptions, by the end of 1998; and full deployment of Y2K-ready assets and ongoing testing in 1999.

A companywide-coordinated process to assess supplier readiness began in the second quarter of 1998. The Company is unable to definitively determine that all major suppliers will reach a Y2K-ready status that will ensure no disruption from suppliers.

Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as separate projects, but have been occurring in conjunction with normal sustaining activities. Total application sustaining
IT costs have averaged approximately $350 million per year. Y2K conversion efforts have averaged approximately 10% of total sustaining IT costs for the years 1996 through 1998, and are expected to represent a lower percentage in 1999. Discretely identifiable costs associated with Y2K conversion activities are expected to total $16 million. The costs of non-IT conversion efforts have also been incurred in conjunction with normal sustaining activities. The Company does not expect a reduction in the costs of sustaining activities resulting from the completion of Y2K conversion activities because of ongoing sustaining activities. Reprioritizing sustaining activities to support Y2K conversion activities has not had, and is not expected to have, an adverse impact on operations.

Risks associated with Y2K issues: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Y2K-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors and suppliers. Although the Company has no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case Y2K scenario would entail production disruption due to inability of suppliers, some of whom represent the sole source for certain items, to deliver critical parts. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. Contingency plans for suppliers and mission critical systems impacted by Y2K issues are currently under development. These plans will include leveraging the existing communications and transportation infrastructure created by the Company's Disaster Preparedness Program, which is designed to respond to disaster scenarios caused by natural, technological and man-made factors.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of September 30, 1998, the notional value of such derivatives was $430 million, with a net unrealized gain of $8 million. Less than one percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.



                       REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1998, the consolidated statements of operations for the three- and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine- month periods ended September 30, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of September 30, 1998, the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

October 22, 1998


/s/ Deloitte & Touche  LLP

Deloitte & Touche  LLP
Seattle, Washington

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 12 to the Consolidated Financial Statements for a discussion of current legal proceedings involving the Company.


Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits

             (10) Material Contracts.
              The Boeing Company Bank Credit Agreements
             (i) U.S. $ One Billion Six Hundred Million Amended and Restated 364-Day Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of September 30, 1998. Filed herewith.
              Management Contracts and Compensatory Plans.
             (ii) Consultant Services Agreement between the Company and
                  Boyd E. Givan, dated August 26, 1998, with an amendment in the form of a letter from the Company dated September 14, 1998. Filed herewith.

             (15) Letter from independent accountants regarding unaudited interim financial information.  Page 24.

             (27) Financial Data Schedule for the nine-month period ending
                  September 30, 1998.  Filed herewith.

        (b) Reports on Form 8-K

            A report on Form 8-K was filed on August 22, 1998, to report, under Item 5, the adoption of Corporate Policy Pol-14, on June 29, 1998.

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE BOEING COMPANY
                                    ----------------------------------
                                                (Registrant)


     November 5, 1998                         /s/ Gary W. Beil
    -------------------             ----------------------------------
        (Date)                                 Gary W. Beil
                                      Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of September 30, 1998, the consolidated statements of operations for the three- and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.






November 5, 1998
The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three- and nine-month periods ended September 30, 1998, and 1997 as indicated in our report dated October 22, 1998; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-
32499, 333-32491, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche  LLP

Deloitte & Touche  LLP
Seattle, Washington

                               Exhibit (10)(i)
             AMENDED AND RESTATED 364-DAY BANK CREDIT AGREEMENT

                       Dated as of September 30, 1998


     THE BOEING COMPANY, a Delaware corporation ("TBC"), the banks, financial institutions and other institutional lenders (collectively, the "Banks") party hereto, CITIBANK, N.A., as administrative agent (together with any successor thereto appointed pursuant to Article VII of the Existing Credit Agreement referred to below, the "Administrative Agent") for the Banks (as defined in the Existing Credit Agreement referred to below) and THE CHASE MANHATTAN BANK, as syndication agent for the Banks, hereby agree as follows:


                           PRELIMINARY STATEMENTS

     (1)     TBC is party to a U.S. $One Billion Five Hundred Million 364-
Day Bank Credit Agreement dated as of December 8, 1997 (as amended, supplemented or otherwise modified from time to time to (but not including) the date of this Amendment and Restatement, the "Existing Credit Agreement") with the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as Administrative Agent for the Banks and such other lenders. Capitalized terms not otherwise defined in this Amendment and Restatement shall have the same meanings as specified in the Existing Credit Agreement.

     (2) The parties to this Amendment and Restatement desire to amend the Existing Credit Agreement as set forth herein and to restate the Existing Credit Agreement in its entirety to read as set forth in the Existing Credit Agreement with the following amendments.

     (3) The Borrower has requested that the Banks agree to extend credit to it from time to time in an aggregate principal amount of up to $1,600,000,000 for general corporate purposes of TBC and the Subsidiary Borrowers not otherwise prohibited under the terms of this Agreement. The Banks have indicated their willingness to agree to extend credit to the Borrowers from time to time in such amount on the terms and conditions of this Amendment and Restatement.

     SECTION 1.  Amendments to the Existing Credit Agreement.  (a)
Section 1.01 of the Existing Credit Agreement is, effective as of the date of this Amendment and Restatement and subject to the satisfaction of the conditions precedent set forth in Section 2, hereby amended by deleting the definitions of
 "Bank" and "Termination Date" set forth therein and replacing them, respectively, with the following new definitions thereof:

     "Bank"--Subject to the provisions of Section 2.18, any of the banking institutions that is a signatory hereto or that, pursuant to
  Section 2.13, 2.17, 2.18 or 2.19 shall become a "Bank" hereunder.

     "Termination Date"--The earlier to occur of (i) September 29, 1999, as such date may be extended from time to time pursuant to Section 2.19, and (ii) the date of termination in whole of the Commitments pursuant to
  Section 2.08 or 6.01.

     (b) Section 2.17 is amended by deleting therefrom the figure "$1,500,000,000" and substituting therefor the figure "$1,600,000,000".

     (c) Schedule I to the Existing Credit Agreement is, effective as of the date of this Amendment and Restatement and subject to the satisfaction of the conditions precedent set forth in Section 2, deleted in its entirety and replaced with Schedule I to this Amendment and Restatement.

     SECTION 2. Conditions of Effectiveness of this Amendment and Restatement. This Amendment and Restatement shall become effective as of the date first above written (the "Restatement Effective Date") when and only if:

     (a) The Administrative Agent shall have received counterparts of this Amendment and Restatement executed by the Borrower and all of the Banks or, as to any of the Banks, advice satisfactory to the Administrative Agent that such Bank has executed this Amendment and Restatement.

     (b) The Administrative Agent shall have received on or before the Restatement Effective Date the following, each dated such date and (unless otherwise specified below) in form and substance satisfactory to the Administrative Agent and its counsel:

            (i) A Base Rate A Note, a Eurodollar A Note, a Fixed Rate B Note and a Eurodollar B Note drawn to the order of each Bank executed and delivered by TBC to the Administrative Agent for delivery to each Bank.

            (ii) Copies of all documents, certified by an officer of TBC, evidencing necessary corporate action by TBC and governmental approvals, if any, with respect to this Agreement and the Notes.

            (iii) A certificate of the Secretary or an Assistant Secretary of TBC which shall certify the names of the officers of TBC authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature. Each Bank may conclusively rely on such certificate until it shall have received a further certificate of the Secretary or an Assistant Secretary of TBC canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate.

            (iv) A favorable opinion of the chief legal officer of TBC substantially in the form of Exhibit G to the Existing Credit Agreement and as to such other matters as the Administrative Agent may reasonably request, which opinion TBC hereby expressly instructs such chief legal officer to prepare and deliver.

            (v) A favorable opinion of Shearman & Sterling, counsel for the Administrative Agent, substantially in the form of Exhibit H to the Existing Credit Agreement.

     (c) The representations and warranties contained in Section 3.01 of the Existing credit Agreement are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date).

     (d) No event has occurred and is continuing, or would result from the occurrence of the Restatement Effective Date which constitutes an Event of Default or would constitute such an Event of Default but for the requirement that notice be given or time elapse or both.

     SECTION 3. Reference to and Effect on the Existing Credit Agreement and the Notes. (a) On and after the effectiveness of this Amendment and Restatement, each reference in the Existing Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Existing Credit Agreement, and each reference in the Notes to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Existing Credit Agreement, shall mean and be a reference to the Existing Credit Agreement, as amended by this Amendment and Restatement.

     (b) The Existing Credit Agreement and the Notes, as specifically amended by this Amendment and Restatement, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed.

     (c)     Without limiting any of the other provisions of the Existing
Credit Agreement, as amended by this Amendment and Restatement, any references in the Existing Credit Agreement to the phrases "on the date hereof", "on the date of this Agreement" or words of similar import shall mean and be a reference to the date of the Existing Credit Agreement (which is December 8, 1997).

     SECTION 4. Costs and Expenses. The Borrower agrees to pay on demand all reasonable out-of-pocket costs and expenses of the Administrative Agent in connection with the preparation, execution, delivery and administration, modification and amendment of this Amendment and Restatement, the Notes and the other documents to be delivered hereunder (including, without limitation, the reasonable and documented fees and expenses of counsel for the Administrative Agent with respect hereto and thereto) in accordance with the terms of Section 8.03 of the Existing Credit Agreement.

     SECTION 5.  Execution in Counterparts.  This Amendment and
Restatement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement. Delivery of an executed counterpart of a signature page to this Amendment and Restatement by telecopier shall be effective as delivery of a manually executed counterpart of this Amendment and Restatement.

     SECTION 6. Governing Law. This Amendment and Restatement shall be governed by, and construed in accordance with, the laws of the State of New York.


     IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                                THE BORROWER


                                     THE BOEING COMPANY


                                     By ___________________________________
                                        Name:
                                        Title:

                                 THE LENDERS

                                     CITIBANK, N.A., Individually and
                                       as Administrative Agent


                                     By ___________________________________
                                        Name:
                                        Title:


                                     THE CHASE MANHATTAN BANK, Individually
                                       and as Syndication Agent


                                     By ___________________________________
                                        Name:
                                        Title:


                                     ABN AMRO BANK N.V.


                                     By ___________________________________
                                       Name:
                                       Title:



                                     THE BANK OF NEW YORK


                                     By ___________________________________
                                       Name:
                                       Title:


                                     THE BANK OF TOKYO-MITSUBISHI, LTD.


                                     By ___________________________________
                                       Name:
                                       Title:

                                     BANKBOSTON, N.A.


                                     By ___________________________________
                                        Name:
                                        Title:


                                     BANKERS TRUST COMPANY


                                     By ___________________________________
                                       Name:
                                       Title:


                                     BANQUE NATIONALE DE PARIS


                                     By ___________________________________
                                        Name:
                                        Title:



                                     CANADIAN IMPERIAL BANK OF
                                       COMMERCE


                                     By ___________________________________
                                        Name:
                                        Title:


                                     CREDIT LYONNAIS


                                     By ___________________________________
                                     Name:
                                     Title:

                                     By ___________________________________
                                        Name:
                                        Title:


                                     DEUTSCHE BANK AG NEW YORK
                                          AND/OR CAYMAN ISLANDS
                                          BRANCHES

                                     By ___________________________________
                                        Name:
                                        Title:


                                     THE INDUSTRIAL BANK OF JAPAN,
                                       LIMITED, LOS ANGELES AGENCY

                                     By ___________________________________
                                        Name:
                                        Title:

                                     By ___________________________________
                                        Name:
                                        Title:



                                     THE LONG-TERM CREDIT BANK OF
                                       JAPAN, LTD., LOS ANGELES AGENCY

                                     By ___________________________________
                                        Name:
                                        Title:


                                     THE MITSUBISHI TRUST AND
                                       BANKING CORPORATION


                                     By ___________________________________
                                        Name:
                                        Title:


                                     NATIONAL WESTMINSTER
                                       BANK PLC, NEW YORK BRANCH

                                     By ___________________________________
                                        Name:
                                        Title:


                                     NATIONSBANK, N.A.


                                     By ___________________________________
                                        Name:
                                        Title:



                                     PNC BANK, NATIONAL ASSOCIATION


                                     By ___________________________________
                                        Name:
                                        Title:

                                     THE SUMITOMO BANK, LIMITED


                                     By ___________________________________
                                        Name:
                                        Title:


                                     WACHOVIA BANK, N.A.


                                     By ___________________________________
                                        Name:
                                        Title:







                 SCHEDULE I TO THE AMENDMENT AND RESTATEMENT

                 COMMITMENTS AND APPLICABLE LENDING OFFICES


                               Domestic                 Eurodollar
Name of Bank   Commitment   Lending Office            Lending Office

ABN Amro       $52,000,000  One Union Square          135 South LaSalle Street,
Bank N.V.                   500 University Street,    Suite 625
                            Suite 2323                Chicago, IL 60603
                            Seattle, WA 98101         Attn: Loan
                            Attn: James J.  Rice            Administration
                            Tel: (206) 587-2360       Tel: (312) 904-8855
                            Fax: (206) 682-5641       Fax: (312) 904-6893

The Bank of    $80,000,000  10990 Wilshire Blvd,      One Wall Street,
New York                    Suite 1125                22nd Floor
                            Los Angeles, CA 90024     New York, NY 10286
                            Attn: Robert J. Louk      Attn:  Sandra Morgan
                            Tel: (310) 996-8663       Tel: (212) 636-6743
                            Fax:  (310) 996-8667      Fax:  (212) 635-6877

The Bank of    $120,000,000 1201 Third Avenue,        1201 Third Avenue,
Tokyo-                      Suite 1100                Suite 1100
Mitsubishi,                 Seattle, WA 98101         Seattle, WA 98101
Ltd                         Attn: David M. Purcell    Attn:  Ken Johnson
                            Tel: (206) 382-6049       Tel: (206) 382-6021
                            Fax: (206) 382-6067       Fax: (206) 382-6067

BankBoston,    $66,000,000  100 Federal Street,       100 Federal Street,
N.A.                        Large Corporate 01-09-05  Large Corporate01-09-05
                            Boston, MA 02110          Boston, MA 02110
                            Attn: Judith Kelly        Attn: Denise M. Dowd
                            Tel: (617) 434-5280       Tel: (617) 434-7462
                            Fax: (617) 434-6685       Fax: (617) 434-9933

Bankers        $66,000,000  One Bankers Trust Plaza,  One Bankers Trust Plaza,
Trust                       14th Floor                14th Floor
Company                     New York, NY 10006        New York, NY 10006
                            Attn: Anthony LoGrippo    Attn: Hsing Huang
                            Tel: (212) 250-4886       Tel: (212) 250-2431
                            Fax: (212) 250-7218       Fax: (212) 250-7351

Banque         $40,000,000  180 Montgomery Street,    180 Montgomery Street,
Nationale                   3rd Floor                 3rd Floor
de Paris                    San Francisco, CA 94194   San Francisco,CA 94194
                            Attn: D. Guy Gibb         Attn: Don Hart
                            Tel: (415) 956-0707       Tel: (415) 956-2511
                            Fax: (415) 296-8954       Fax: (415) 989-9041

Canadian       $126,000,000 350 S. Grand Avenue,      2727 Paces Ferry Road,
Imperial                    Suite 2600                Suite 1200, Bldg. 2
Bank of                     Los Angeles, CA 90071     Atlanta, GA 30339
Commerce                    Attn: Robert J. Wagner    Attn: Clare Coyne
                            Tel: (213) 617-6248       Tel: (770) 319-4836
                            Fax: (213) 346-0157       Fax: (770) 319-4950

The Chase      $144,000,000 270 Park Avenue           270 Park Avenue
Manhattan                   New York, NY 10019        New York, NY 10019
  Bank                      Attn: Sherwood Exum       Attn: Sherwood Exum
                            Tel: (212) 270-6075       Tel: (212) 270-6075
                            Fax: (212) 270-1469       Fax: (212) 270-1469

Citibank,      $144,000,000 399 Park Avenue,          399 Park Avenue,
N.A.                        12th Floor, Zone 2        12th Floor, Zone 2
                            New York, NY 10043        New York, NY 10043
                            Attn: Thomas B. Boyle     Attn: Chris Young
                            Tel: (212) 559-6149       Tel: (212) 559-1477
                            Fax: (212) 793-1246       Fax: (212) 583-7185

Credit         $100,000,000 1301 Avenue of the        1301 Avenue of the
Lyonnais                      Americas                  Americas
                            New York, NY 10019        New York, NY 10019
                            Attn: Bertrand Cousin     Attn: Kenia A. Perez
                            Tel: (212) 261-7363       Tel: (212) 261-7313
                            Fax: (212) 261-7368       Fax: (212) 261-7368

Deutsche       $40,000,000  31 West 52nd Street       31 West 52nd Street
Bank AG New                 New York, NY 10019        New York, NY 10019
York and/or                 Attn: Joel D. Makowsky    Attn: Noble Samuel
Cayman                      Tel: (212) 469-7896       Tel: (212) 469-4091
Islands                     Fax: (212) 469-8212       Fax: (212) 469-4139
Branches

The            $100,000,000 350 South Grand Avenue    350 South Grand Avenue
Industrial                  Suite 1500                Suite 1500
Bank of                     Los Angeles, CA 90071     Los Angeles, CA 90071
Japan                       Attn: Craig Papayanis     Attn: Janice Luong
                            Tel: (213) 893-6441       Tel: (212) 893-6387
                            Fax: (213) 488-9840       Fax: (212) 688-9840

The Long-      $20,000,000  350 South Grand Avenue    350 South Grand Avenue
Term Credit                 Suite 3000                Suite 3000
Bank of                     Los Angeles, CA 90071     Los Angeles, CA 90071
Japan,                      Attn: Tamotsu Ukai        Attn: Mitchell Davis
Ltd., Los                   Tel: (213) 689-6345       Tel: (213) 689-6238
Angeles                     Fax: (213) 626-1067       Fax: (213) 626-1067
Agency

The            $126,000,000 520 Madison Avenue        520 Madison Avenue
Mitsubishi                  New York, NY 10022        New York, NY 10022
Trust and                   Attn: Joe Shammas         Attn: Ming Hwa Chou
Banking                     Tel: (212) 891-8451       Tel: (212) 891-8263
Corporation                 Fax: (212) 644-6825       Fax: (212) 755-2349

National       $52,000,000  175 Water Street          175 Water Street
Westminster                 New York, NY 10038        New York, NY 10038
Bank Plc                    Attn: Stephen Sayre       Attn: Angela Bozorgmir
                            Tel: (212) 602-5521       Tel: (212) 602-5491
                            Fax: (212) 602-4354       Fax: (212) 602-4500

NationsBank,   $126,000,000 444 South Flower Street,  901 Main Street
 N.A.                       Suite 400                 Dallas, TX 75202
                            Los Angeles, CA 90071     Attn: Karen Puente
                            Attn: George V. Hausler   Tel: (214) 508-3089
                            Tel: (213) 236-4925       Fax: (214) 508-0944
                            Fax: (213) 624-5815

PNC Bank,      $66,000,000  One PNC Plaza, 2nd Fl.    One PNC Plaza, 6th Fl.
National                    249 Fifth Avenue          249 Fifth Avenue
Association                 Pittsburgh, PA 15222      Pittsburgh, PA 15222
                            Attn: Philip K. Liebshcer Attn: Sally Hunter
                            Tel: (412) 762-3202       Tel: (412) 768-3807
                            Fax: (412) 762-6484       Fax: (412) 768-4586

The            $52,000,000  777 South Figueroa,       777 South Figueroa,
Sumitomo                    Suite 2600                Suite 2600
Bank,                       Los Angeles, CA 90017     Los Angeles, CA 90017
Limited                     Attn: Miriam Delgado      Attn: Miriam Delgado
                            Tel: (213) 955-0883       Tel: (213) 955-0883
                            Fax: (213) 623-6832       Fax: (213) 623-6832

Wachovia       $80,000,000  191 Peachtree Street, NE  191 Peachtree Street, NE
Bank, N.A.                  Atlanta, GA 30303         Atlanta, GA 30303
                            Attn: John Whitner        Attn: Gloria Freeman
                            Tel: (404) 332-6738       Tel: (404) 332-6485
                            Fax: (404) 332-6898       Fax: (404) 332-6898

___________
TOTAL OF     $1,600,000,000
  COMMITMENTS

                                Exhibit (10) (ii)
        Consulting Services Agreement Between the Company and Boyd E.
          Givan, with an amendment in the Form of a letter from the
                      Company dated September 14, 1998



                            CONSULTANT SERVICES AGREEMENT

        This agreement is entered between The Boeing Company (the Company) and Boyd E. Givan (Consultant). The parties hereby agree as follows:

      1. Consultant will retire from the Company effective September 1, 1998.

      2. As soon as practicable following Consultant's retirement, the Company will pay Consultant a lump sum (less applicable withholdings) in the amount of four months of Consultant's base salary at the time of retirement.

      3. Consultant agrees to be available from time to time to provide consulting services to senior executives of the Company on various aspects of Company business, as requested or authorized by P. M. Condit, Chairman and CEO.

      4. Consultant agrees to continue to provide advice and support on behalf of the Company, as appropriate, to the Private Sector Council, the Conference Board Council of Financial Executives, and the University of Washington School of Business Advisory Board. Consultant will resign from each organization no later than its next official meeting. Consultant will also continue to serve, until he has completed the second year of his term, on the Seattle Branch of the San Francisco Board of Directors of the Federal Reserve Bank.

      5. The parties also agree as follows:

         A. Consultant will be eligible for a 1998 bonus payment if other current executives receive such a payment.

         B. The Company will seek approval of the Compensation Committee of the Board of Directors to allow Consultant to retain his 1998 Performance Share grant under the terms and conditions of the grant.

         C. Consultant's Career Shares will vest upon his retirement.

         D. The Company will provide Consultant with financial counseling through calendar year 1999 and tax preparation services for his 1998 tax return.

      6. Consultant agrees to comply with the Boeing Ethical Business Conduct Policy and Guidelines and the procedures set forth therein. In particular, Consultant agrees that he shall forfeit all right to receive further payments of any kind under this agreement if at any time after retirement he engages in an activity, whether individually or as an employee, consultant, or otherwise, (a) that is deemed under the Policy or Guidelines to be in violation thereof, (b) that is for or on behalf of any competitor of the Company, or (c) that is in competition with any significant aspect of the Company's business. Consultant also agrees that, for a period of one year from the date of his retirement, he shall not attempt to recruit, directly or indirectly, any Company employee to leave the Company to join Consultant or any firm with which Consultant is employed or otherwise associated.

      7. Consultant agrees to fully cooperate with the Company in the defense of any litigation in which Consultant is named as a co-defendant or in which Consultant is called to serve as a witness or to provide information.

      8. In addition to the requirements contained in paragraph 6, Consultant agrees to refrain from communicating to any other person or entity any proprietary, confidential, and/or trade secret information or data belonging to the Company or entrusted to it by others. Consultant also agrees to refrain from so communicating any statement or opinion about the Company or its employees that could reasonably be construed as disparaging or in any way negative. Any violation of this paragraph 8 will also result in the forfeiture of any and all further payments (or potential payments) set forth in this agreement, as described in paragraph 6.

      9. In consideration of the foregoing, Consultant releases and waives any and all claims he may now or hereafter have against the Company which relate in any way to the terms, conditions, or compensation of his employment with, or termination or retirement from, the Company. This release and waiver covers any claims arising out of any federal, state, or local statute, regulation, or ordinance, including but not limited to any claims arising out of Title VII of the Civil Rights Act of 1964 or the Age Discrimination in Employment Act, and any claim arising out of tort, contract, or common law.

     10. Consultant acknowledges and agrees that he has the opportunity to consider for twenty-one days whether to enter this agreement and that he has voluntarily chosen to enter this agreement on this date. Consultant may revoke this agreement for a period of seven days following execution of this agreement; this agreement shall become effective following expiration of this seven-day period. Consultant acknowledges that he is voluntarily executing this agreement, that he has carefully read and fully understands all aspects of this agreement, that he has not relied on any representations or statements not set forth herein or made by the Company's agents or representatives, that he has been advised to consult an attorney prior to executing this agreement, and that, in fact, he has consulted with an attorney of his choice as to the subject matter and effect of this agreement.

      Dated: August 26, 1998.

      CONSULTANT                              THE BOEING COMPANY

         /S/ Boyd E. Givan                       /s/ James B. Dagnon
      _________________________               By_______________________
           Boyd E. Givan                           James B. Dagnon
                                                Senior Vice President-
                                                      People





                              LETTER AMENDMENT

September 14, 1998




Boyd E. Givan
P.O. Box 1495
Mercer Island, WA 98040

Re:  Amendment to Consultant Services Agreement

Dear Boyd,

This will serve to confirm our agreement to change paragraph 2 of your Consultant Services Agreement to read as follows:

As soon as practicable following consultant's retirement, the company will pay consultant a lump sum (less applicable withholdings) in the amount of $250,000.

In addition, the Company has agreed to pay you a lump sum in the amount of $35,000, for your company-provided automobile. This amount reflects the retail value established by the "blue book" reporting firm (grossed up for any applicable taxes).

The additional sum was proposed by the Compensation Committee in appreciation for your many years of outstanding service to The Boeing Company.


Sincerely,


 /s/ James B. Dagnon
----------------------
   James B. Dagnon