Form 10-K
period 1998-12-31
BOEING CO
filed 1999-03-05
CIK 12927

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

                          For the fiscal year ended
                              December 31, 1998


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

As of February 1, 1999, there were 937,962,070 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $31.9 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 1998 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                      1               Exhibit Index on Page  27

PART I

Item 1.	Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company operates in three principal segments: commercial airplanes, military aircraft and missiles, and space and communications.

Commercial airplanes operations - conducted through Boeing Commercial Airplanes Group - involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

In 1998 the information, space and defense systems operations of the Company were reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group.

The Military Aircraft and Missiles segment is involved in the research, development, production, modification and support of the following products and related systems: military aircraft, including fighter, transport and attack aircraft; helicopters; and missiles.

The Space and Communications segment is involved in the research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellite launching vehicles; rocket engines; and information and battle management systems.

Revenues, earnings from operations and other financial data of the Company's business segments for the three years ended December 31, 1998, are set forth on pages 50-52 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference.

On August 1, 1997, McDonnell Douglas Corporation merged with a subsidiary of the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding, and as a result, McDonnell Douglas became a subsidiary of the Company. The Company issued 277.3 million shares of common stock in connection with the merger. The combined company is operating under the name of The Boeing Company. The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded. The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with obtaining these approvals are not expected to have a material impact on future operations or liquidity of the Company.

On December 6, 1996, the Company acquired Rockwell's aerospace and defense business by issuing 9.15 million shares (18.30 million shares after the June 1997 2-for-1 stock split) of common stock valued at $875 million and assuming debt valued at $2,180 million. This transaction has been accounted for under the purchase method. The assets and liabilities have been recorded at fair value, with excess purchase price recorded as goodwill.

With respect to the Commercial Airplanes segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717, 737, MD-80, MD-90 and 757 standard-body models and the 767, MD-11, 777 and 747 wide-body models. The MD-80 and MD-90 aircraft will not be produced after early 2000. Final delivery of the MD-11 aircraft will be in 2001.

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

The Company's commercial aircraft sales are subject to intense competition, including foreign companies that are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Since the 1970s, the Company has achieved more than a 70% share of the available commercial jet aircraft market.

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

The major focus of commercial aircraft development activities over the past three years has been the 777 wide-body twinjet, the 737-600/700/800/900 Next-Generation 737 family of short-to-medium-range jetliners, and the 717-200 (formerly the MD-95) program. The first delivery of the 777 occurred in May 1995. Development of the 777-200ER extended-range version of the 777 began in 1995 and continued in 1996, with certification and first delivery in early 1997. The increased-capacity version 777-300 began deliveries in May 1998. The certification and initial deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. The 737-800, a larger version, delivered in early 1998, and initial delivery of the smallest version, the 737-600, occurred in late 1998. The 737-900, the longest member of the Next-Generation 737 family, received its initial order in late 1997 with first delivery scheduled for 2001. The Next-Generation 737 models are also being used by Boeing Business Jets, a collaboration between the Company and General Electric, to pursue the business travel market. Certification and first delivery of the Boeing Business Jet occurred in late 1998. In 1996 the Company launched a new version of the 757 twinjet. The new 757-300, with approximately 20% more seating, will have about 10% lower seat-mile operating cost than the -200, which already has the lowest seat-mile operating cost in its market segment. First delivery is scheduled for early 1999. In 1997 the Company began offering for sale a new extended-range version of the 767. The 767-400ER, a stretched version of the 767-300ER, will be capable of carrying over 300 passengers in a two-class configuration and is scheduled to enter commercial service in the year 2000. The 717-200 is currently in development, with first delivery scheduled for mid-1999.

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

The Company's acquisition of the defense and space units of Rockwell and the merger with McDonnell Douglas have created a large and diversified group of business units in information, space and defense systems. The major trends that shape the current environment of this business include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; the need for low cost, assured access to space; and a convergence of military, civil and commercial markets.

The U.S. Government, principally through the Department of Defense (DoD) and NASA, remains the primary customer of this business. DoD procurement funding levels are expected to remain essentially flat on an inflation-adjusted basis. The Company's DoD programs are subject to uncertain future funding levels, which can result in the stretch-out or termination of some programs. NASA's budget is also expected to remain relatively flat over the next several years.

The Company's Military Aircraft and Missiles and Space and Communications business segments are highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to 1998 Military Aircraft and Missiles segment revenues included the C-17, F-15, F/A-18 C/D, F/A-18 E/F, and AH-64 Apache. The principal contributors to 1998 Space and Communications segment revenues included the International Space Station, E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, and the Delta II space launcher. Classified projects for the U.S. Government also continued to contribute to both segments' revenues.

Since 1994, a significant percentage of the Military Aircraft and Missiles and Space and Communications segments business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. The current major developmental programs include the International Space Station, F/A-18 E/F, F-22 Fighter, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter and the National Missile Defense (NMD) Lead System Integration (LSI). The F/A-18 E/F and V-22 Osprey tiltrotor aircraft programs have entered into low-rate initial production, and the F-22 Raptor has received long-lead funding for low-rate initial production.

The information and communication market addressed by the Space and Communications business segment is projected by industry analysts to grow sevenfold over the next ten years. The majority of the projected growth in information and communication will be in the commercial marketplace, and the Government's requirements are expected to be increasingly met by these commercial systems. The Company's involvement in several ventures will provide opportunities for significant market penetration. The segment continues to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, are expected to require increased levels of company-sponsored research and development expenditures.

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

Research and development expense amounted to $1.9 billion, $1.9 billion and $1.6 billion in 1998, 1997 and 1996, respectively. Based on current programs and plans, research and development expense for 1999 is expected to be in the $1.6 billion to $1.8 billion range.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                                  1998          1997
                                                  ====          ====
     Commercial Airplanes                        $86.1         $93.8

     Military Aircraft and Missiles               17.0
     Space and Communications                      9.8
                                                ------
     Information, Space and Defense Systems       26.8          27.8
                                                ------        ------
        Total contractual backlog               $112.9        $121.6
                                                ======        ======

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers that have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 1998 and 1997, totaled $23.5 billion and $26.1 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 17% of the commercial aircraft backlog units are scheduled for delivery beyond 2001. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

Production problems on the commercial aircraft programs reached unexpected levels late in the third quarter of 1997. During this period, the Company was in the midst of an unprecedented production rate buildup for the 7-series commercial aircraft programs, and experienced a number of challenges, including raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, presented a situation where disrupted process flows caused major inefficiencies throughout the entire process chain. The 747 and 737 production lines were halted for approximately one month early in the fourth quarter of 1997. The recovery plan continued throughout 1998.

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

The Company is subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. The Company believes its policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to the Company. Compliance with environmental laws and regulations requires continuing management effort and expenditures by the Company. Compliance with environmental laws and regulations has not had in the past, and, the Company believes, will not have in the future, material effects on the capital expenditures, earnings or competitive position of the Company. (See Item 3,"Legal Proceedings", for additional information regarding environmental regulation.)

The Company is subject to business and cost classification regulations associated with its U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from Government contracts.

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 50 of the Company's 1998 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1998. Approximately 41% of the Company's contractual backlog value at December 31, 1998, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 37% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company's workforce level at January 28, 1999, was approximately 227,000, including approximately 4,000 in Canada and 2,100 in Australia. The year-end 1999 workforce level is projected to be in the range of 200,000 to 210,000.

Item 2.                  Properties

The locations and floor areas of the Company's principal operating properties at January 1, 1999, are indicated in the following table.

                                 Floor Area
                         (Thousands of square feet)

                                                  Company-
                                                   Owned           Leased
                                                  ========        =======
United States
 Greater Seattle, Washington                        45,477          4,239
 Greater Southern California                        20,113          2,157
 Wichita, Kansas                                    12,124          1,359
 Greater St. Louis, Missouri                         9,082          2,443
 Greater Philadelphia, Pennsylvania                  3,388             31
 Huntsville - Decatur, Alabama                       2,157            177
 Mesa, Arizona                                       1,997             39
 San Antonio, Texas                                                 1,203
 Portland, Oregon                                    1,092             55
 Greater Cape Canaveral, Florida                       712
 Irving - Corinth - Richardson, Texas                  504             90
 Oakridge, Tennessee                                   493
 Spokane, Washington                                   394             48
 Duluth, Georgia                                       380
 Greater Vienna - Arlington - Reston, Virginia         358            518
 Greater Houston, Texas                                329            188
 Moses Lake, Washington                                252
 Salt Lake City, Utah                                  227             70
 Chicago, Illinois                                     204
 Macon, Georgia                                        198            107
 Tulsa - McAlester, Oklahoma                           166          1,793
 Glasgow, Montana                                      152
 Melbourne, Arkansas                                    97             46
 Heath, Ohio                                           782
Australia
 Greater Melbourne, Victoria                           803            191
Canada
 Toronto, Ontario                                    1,881
 Winnipeg, Manitoba                                    522             96
 Arnprior, Ontario                                     162             69


With the exception of the Glasgow Industrial Airport located in Glasgow, Montana, which is company-owned, runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company's rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments. Work related to a given program may be assigned to various locations, based upon periodic review of shop loads and production capability.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings exclusive of special charges. Such accruals as of December 31, 1998, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991 the U.S. Navy notified the Company and General Dynamics Corporation
(the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1998, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200 million. On March 31, 1998, the Court entered a judgment, pursuant to a March 30, 1998, opinion and order, determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

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

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On June 6, 1998, sixteen African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in the U.S. District Court for the Western District of Washington (Washington Class Action) alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia Class Action) alleging, on the basis of race, discrimination in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court denied plaintiffs' motion seeking class certification, but allowed plaintiffs to renew their motion upon completion of class discovery.

On January 25, 1999, the U.S. District Court in the Western District of Washington entered an order preliminarily approving a proposed Consent Decree, which settles both the Washington Class Action and the Philadelphia Class Action, along with a multi-plaintiff racial discrimination lawsuit. The order, "inter alia", conditionally certified a nationwide class of 20,000 current and former African American Boeing (includes all U.S. subsidiaries and former McDonnell Douglas Corporation and Rockwell International) employees. If approved by the Court, the Company will pay $15 million allocated in the following manner: 1) $3.77 million to 39 Named Plaintiffs, with an average of $30,000 and not more than $50,000; 31 Individual Plaintiffs, with an average of $20,000 and not more than $50,000; and 194 specifically identified settlement class members, with an average of $10,000 and not more than $15,000; all of whom must sign a release to obtain any money, with the individual amount reverting to the Company if no release is signed; 2) $3.53 million to the remaining approximately 20,000 class members, who must file a sworn claim form that will be reviewed by an independent claims arbitrator who will determine the amount each class member receives on the basis of a points formula, and each class member must also sign a release for any money received; 3) $3.65 million to pay for systems changes, training, consultants, and notice to class members; and 4) $3.0 million in fees and costs to Class Counsel in the state of Washington for pre-decree litigation work, $750,000 for post-decree work including implementation of the Consent Decree, $100,000 for expenses related to informing class members about the proposed Consent Decree, and $200,000 to Philadelphia counsel. The Company will devise systems changes that will inform hourly employee class members about the promotion selection process, and which employee was awarded a certain promotion; provide training and other programs to assist employees with career development; employ a consultant to assess these system changes; implement across the system a revised first-level management selection process and revised internal complaint process; and implement enforcement procedures to maintain a harassment-free workplace.

Pursuant to the Court's order, notice to the class members shall be published and claim forms shall be mailed to class members prior to the end of February 1999. Class members will have until April 23, 1999, to file their claim forms, objections, and/or requests to opt out of the settlement. A hearing is set for May 26, 1999, to determine the fairness of the proposed Consent Decree, and if so determined, for the Court to approve the Consent Decree. The Company believes that the proposed Consent Decree, if approved, will not have a materially adverse effect on its earnings, cash flow or financial position.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. If the Company were to prevail, the refund would include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for those years.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and IRS examinations have been completed through 1987. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The Company has also filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.


Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is included on page 78 and the inside back cover of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required by this item is included on page 76 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Information required by this item is included on pages 34-48 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1998 Annual Report to Shareholders on the pages indicated, are incorporated herein by reference:

        Consolidated Statements of Operations - years ended December 31, 1998, 1997 and 1996: Page 53.

        Consolidated Statements of Financial Position - December 31, 1998 and 1997: Page 54.

        Consolidated Statements of Cash Flows - years ended December 31, 1998, 1997 and 1996: Page 55.

        Consolidated Statements of Shareholders' Equity - December 31, 1998, 1997 and 1996: Pages 56-57.

        Notes to Consolidated Financial Statements: Pages 58-73.

        Independent Auditors' Report: Page 74.

        Supplementary data regarding quarterly results of operations: Page 75.


Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Executive Officers
No family relationships exist among any of the executive officers, directors or director nominees. The executive officers of the Company as of February 15, 1999, are as follows:
                                     Positions and offices held and business
 Name                      Age       experience
================================================================================
Philip M. Condit           57        Chairman of the Board since February 1997.
                                     Chief Executive Officer since April 1996.
                                     Director since August 1992. President from
                                     August 1992 through January 1997.

Harry C. Stonecipher       62        President and Chief Operating Officer of
                                     the Company and Director since August 1997.
                                     Prior thereto, President and Chief
                                     Executive Officer of McDonnell Douglas
                                     Corporation from 1994. Prior thereto,
                                     Chairman of the Board, President, and Chief
                                     Executive Officer of Sundstrand Corporation from 1991.

James F. Albaugh           48        Senior Vice President of the Company and
                                     President of Space and Communications Group from September 1998. Prior thereto,
                                     President of Boeing Space Transportation from April 1998. Prior thereto, President of Rocketdyne Propulsion and Power, now a business of Space and Communications Group from March 1997. Prior thereto, Vice
                                     President - Operations, Rocketdyne
                                     Propulsion and Power since 1994.

Theodore J. Collins        62        Senior Vice President and General Counsel
                                     of the Company since February 1997. Prior thereto, Vice President and General Counsel from 1986. Corporate Secretary from
                                     December 1997 through April 1998.

James B. Dagnon            59        Senior Vice President - People since May
                                     1997. Prior thereto, Senior Vice President
                                     - Employee Relations, Burlington Northern
                                     Santa Fe from 1995. Prior thereto,
                                     Executive Vice President, Burlington
                                     Northern from 1992.

Christopher W. Hansen      50        Senior Vice President for Washington, D.C.,
                                     Operations since December 31, 1998. Prior thereto, Vice President - Government
                                     Affairs from August 1997 and Vice President
                                     - U.S. Government Affairs from March 1997.
                                     Prior thereto, Staff Vice President of the
                                     Washington, D.C., office from September
                                     1994 and Staff Vice President of
                                     Congressional Affairs from January 1994.

                                     Positions and offices held and business
 Name                      Age       experience
================================================================================
Deborah C. Hopkins         44        Senior Vice President and Chief Financial
                                     Officer since December 1998. Prior thereto,
                                     Vice President of Finance and Chief
                                     Financial Officer for General Motors Europe from October 1997. Prior thereto, General
                                     Auditor for General Motors from November
                                     1995. Prior thereto, Vice President and
                                     General Manager Worldwide Information
                                     Systems from August 1995. Prior thereto,
                                     Vice President and Corporate Controller
                                     and Chief Accounting Officer for Unisys
                                     Corporation from January 1993.

Alan R. Mulally            53        Senior Vice President of the Company since
                                     February 1997 and President of Boeing
                                     Commercial Airplanes Group since September
                                     1998. Prior thereto, President of Boeing
                                     Information, Space & Defense Systems from
                                     August 1997 through August 1998. Prior
                                     thereto, President of Boeing Defense &
                                     Space Group from January 1997. Prior
                                     thereto, Senior Vice President of Airplane
                                     Development and Definition, Boeing
                                     Commercial Airplane Group from 1994.

James F. Palmer            49        Senior Vice President of the Company and
                                     President of Boeing Shared Services Group since August 1997. Prior thereto, Senior
                                     Vice President and Chief Financial Officer of McDonnell Douglas Corporation from July
                                     1995. Prior thereto, Vice President and
                                     Treasurer of McDonnell Douglas Corporation from 1993.

Michael M. Sears           51        Senior Vice President of the Company and
                                     President of Military Aircraft and Missiles
                                     Systems Group since September 1998. Prior thereto, Executive Vice President of
                                     Boeing Information, Space & Defense
                                     Systems, and President of McDonnell
                                     Aircraft and Missile Systems from August
                                     1997.  Prior thereto, President of
                                     McDonnell Douglas Aerospace from February
                                     1997. Prior thereto, President of Douglas
                                     Aircraft Company from April 1996. Prior
                                     thereto, Vice President and General
                                     Manager of the F/A-18 program, McDonnell
                                     Douglas Aerospace from 1991.

                                     Positions and offices held and business
 Name                      Age       experience
================================================================================
John D. Warner            59         Senior Vice President and Chief
                                     Administrative Officer of the Company since
                                     August 1997. Prior thereto, Senior Vice
                                     President from February 1997. Prior
                                     thereto, President of Boeing Information and Support Services from April 1995. Prior thereto, President Boeing Services from
                                     July 1993.


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


PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

1.	Financial Statements

        All consolidated financial statements of the Company as set forth under
        Item 8 of this report on Form l0-K.

2.	Financial Statement Schedules

        Schedule        Description                        Page
        --------        -----------                        ----
          II        Valuation and Qualifying Accounts       25

The auditors' report with respect to the above-listed financial statement schedule appears on pages 21-24 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3. Exhibits

   (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
          (i) Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as "Form S-4").)
          (ii)  Agreement and Plan of Merger, dated as of December 14,
                1996, among The Boeing Company, West Acquisition Corp.
                and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, herein referred to as "1996 Form 10-K").)
   (3)    Articles of Incorporation and By-Laws.
          (i) Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit
                (3)(iii) to the Company's Form 10-Q for the quarter ended
                June 30, 1997.)
          (ii)  By-Laws, as amended and restated on August 26, 1996. (Exhibit
                (3)(i) to the Form S-4.)
   (4)    Instruments Defining the Rights of Security Holders, Including
          Indentures.
          (i) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K
                (File No. 1-442) dated August 27, 1991.)
   (10)   Material Contracts.
          The Boeing Company Bank Credit Agreements.
          (i) U.S. $ One Billion Five Hundred Million 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. (Exhibit (10)(i) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1997 (herein referred to as "1997 Form 10-K").)
          (ii) U.S. $ One Billion Five Hundred Million 364-Day Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, as amended on September 30, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended September 30, 1998 (herein referred to as "3rd Quarter 1998 Form 10-Q").)
          Management Contracts and Compensatory Plans.
          (iii)   1984 Stock Option Plan.
                  (a) Plan, as amended February 23, 1987, and August 28, 1989. (Exhibit (10)(iii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (herein referred to as "1995 Form 10-K").)

                  (b) Forms of stock option agreements. (Exhibit (10)(vi)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
          (iv)    1988 Stock Option Plan.
                  (a)  Plan, as amended on December 14, 1992. (Exhibit
                       (10)(vii) (a) of the 1992 Form 10-K.)
                  (b)  Form of Notice of Terms of Stock Option Grant.
                       (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)
          (v)     1992 Stock Option Plan for Nonemployee Directors.
                  (a) Plan. (Exhibit (19) of the Company's Form 10-Q for the quarter ended March 31, 1992.)
                  (b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
          (vi) Supplemental Benefit Plan for Employees of The Boeing Company, as amended on February 22, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended March 31, 1998 (herein referred to as "1st Quarter 1998 Form 10-Q").)
          (vii) Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
          (viii) Deferred Compensation Plan for Employees of The Boeing Company, as amended on February 23, 1998. (Exhibit (10)(ii) to the 1st Quarter 1998 Form 10-Q.)
          (ix) Deferred Compensation Plan for Directors of The Boeing Company, as amended on October 28, 1996. (Exhibit 10.1 to the Form S-4.)
          (x)     1993 Incentive Stock Plan for Employees.
                  (a)   Plan, as amended on December 13, 1993.  (Exhibit
                        (10)(ix)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)
                  (b)   Form of Notice of Stock Option Grant.
                        (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10-K.)
                        (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii)
                             to the 1993 Form 10-K.)
          (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended March 31, 1997.)
          (xii) 1997 Incentive Stock Plan, as amended on June 29, 1998. (Exhibit (10) of the Company's Form 10-Q for the quarter ended June 30, 1998.)
          (xiii)  SAR Deferral Arrangements of the Company.
                  (a) Form of SAR Deferral Agreement. (Exhibit (10)(xii)(a) to the 1995 Form 10-K.)
                  (b) Plan for Employees, as amended. (Exhibit (10)(xii)(b) to the 1995 Form 10-K.)
                  (c)   Form of SAR deferral election notice.  (Exhibit
                        (10)(xiv)(c) to the 1992 Form 10-K.)
          (xiv)   Employment Agreement with Harry C. Stonecipher dated August
                  1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (xv) Boeing Company Executive Layoff Benefits Plan, as amended on October 26, 1998. Filed herewith.

          (xvi) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
          (xvii) The McDonnell Douglas Incentive Award Plan as amended and restated July 20, 1990. (Exhibit 99.2 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
          (xviii) The Boeing Company ShareValue Program, as amended on December
                  20, 1996. (Exhibit (10)(xiii) to the 1996 Form 10-K.)
          (xix)   Stock Purchase and Restriction Agreement dated as of July 1,
                  1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the
                  Form S-4.)
          (xx) Consultant Services Agreement between the Company and Boyd E. Givan, dated August 26, 1998, with an amendment in the form of a letter from the Company dated September 14, 1998.
                  (Exhibit (10)(ii) to the 3rd quarter 1998 Form 10-Q).
          (xxi) Settlement and Release Agreement with Ronald B. Woodard, dated October 31, 1998. Filed herewith.
          (xxii) Terms of Employment Agreement with Deborah C. Hopkins, dated November 10, 1998. Filed herewith.

   (12)    Computation of Ratio of Earnings to Fixed Charges. Page 26.

   (13) Portions of the 1998 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

   (21)    List of Company Subsidiaries. Pages 105-109.

   (24) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 21.

   (99)    Additional Exhibits
           (i) Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)
           (ii) Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)

(b)  Reports on Form 8-K filed during quarter ended December 31, 1998:

        None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


  By:     /s/ Philip M. Condit            By:     /s/ Harry C. Stonecipher
      ----------------------------------      ---------------------------------
      Philip M. Condit - Chairman of the      Harry C. Stonecipher - President,
      Board, Chief Executive Officer          Chief Operating Officer and
      and Director                            Director



  By:     /s/ Deborah C. Hopkins          By:     /s/ Gary W. Beil
      ----------------------------------      ---------------------------------
      Deborah C. Hopkins - Senior Vice        Gary W. Beil - Vice President
      President and Chief Financial           and Controller
      Officer


Date:  February 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

  /s/ John H. Biggs                             /s/ John F. McDonnell
--------------------------------              ---------------------------------
John H. Biggs - Director                      John F. McDonnell - Director

  /s/ John E. Bryson                            /s/ William J. Perry
--------------------------------              ---------------------------------
John E. Bryson - Director                     William J. Perry - Director

  /s/ Kenneth M. Duberstein                     /s/ Donald E. Petersen
--------------------------------              ---------------------------------
Kenneth M. Duberstein - Director              Donald E. Petersen - Director

  /s/ John B. Fery                              /s/ Charles M. Pigott
--------------------------------              ---------------------------------
John B. Fery - Director                       Charles M. Pigott - Director

  /s/ Paul E. Gray                              /s/ Rozanne L. Ridgway
--------------------------------              ---------------------------------
Paul E. Gray - Director                       Rozanne L. Ridgway - Director

                                                /s/ George H. Weyerhaeuser
                                              ---------------------------------
                                              George H. Weyerhaeuser - Director
Date:  February 22, 1999

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors and Shareholders
The Boeing Company
Seattle, Washington


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867,
333-32461, 333-32491, 333-32499, and 333-32567 of The Boeing Company on Form
S-8 of our reports dated January 26, 1999, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 1998.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company listed in
Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington


March 1, 1999

                       Consent of Independent Auditors






We consent to the use of our report dated January 22, 1997, with respect to the consolidated statements of operations, shareholders' equity, and cash flows of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) for the year ended December 31, 1996 (not separately presented herein), in the Form 10-K for the year ended December 31, 1998, of The Boeing Company, which is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461,
333-32499, 333-32491, and 333-32567 of The Boeing Company on Form S-8.

We also consent to the inclusion herein of our report dated January 22, 1997, with respect to the financial statement schedule (Schedule II) of MDC for the year ended December 31, 1996 (not separately presented herein), in the Form 10-K for the year ended December 31, 1998 of The Boeing Company filed with the Securities and Exchange Commission.


						/s/ Ernst & Young LLP
St. Louis, Missouri
March 1, 1999

              Report of Ernst & Young LLP, Independent Auditors





Shareholders and Board of Directors
McDonnell Douglas Corporation

We have audited the consolidated statements of operations, shareholders' equity, and cash flows of McDonnell Douglas Corporation and consolidated subsidiaries
(MDC) for the year ended December 31, 1996 (not separately presented herein). These financial statements are the responsibility of MDC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of MDC's operations and MDC's cash flow for the year ended December 31, 1996 (not separately presented herein) in conformity with generally accepted accounting principles.



						/s/ Ernst & Young LLP
St. Louis, Missouri
January 22, 1997

              Report of Ernst & Young LLP, Independent Auditors



Shareholders and Board of Directors
McDonnell Douglas Corporation


We have audited the consolidated statements of operations, shareholders' equity, and cash flows of McDonnell Douglas Corporation and consolidated subsidiaries (MDC) for the year ended December 31, 1996 (not separately presented herein). Our audit also included the financial statement schedule (Schedule II) of MDC for the year ended December 31, 1996 (not presented separately herein), which is included in the related schedules of The Boeing Company in this Form 10-K. This schedule is the responsibility of MDC's management. Our responsibility is to express an opinion on our audit.

In our opinion, the financial statement schedule of MDC referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


						/s/ Ernst & Young LLP
St. Louis, Missouri
January 22, 1997

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)


                                              1998          1997          1996
==============================================================================

Balance at January 1                          $233          $184          $172

Increase due to acquisition of Rockwell
 aerospace and defense business                                              6

Charged to costs and expenses                   60            53            19

Deductions from reserves
 (accounts charged off)                         (4)           (4)          (13)
                                              -----         -----         -----

Balance at December 31                        $289          $233          $184
                                              =====         =====         =====

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges

                     The Boeing Company and Subsidiaries

                            (Dollars in millions)



                                               Year ended December 31,
                                      ----------------------------------------
                                      1998     1997     1996     1995     1994
                                      ====     ====     ====     ====     ====
Earnings before
 federal taxes on income            $1,397    $(341)  $2,480    $(412)  $2,110

Fixed charges excluding
 capitalized interest                  507      552      463      427      437

Amortization of previously
 capitalized interest                   75       97       80       59       52

Net adjustment for
 earnings of affiliates                (18)       4       (1)      (5)      (3)
                                    ------   ------   ------   ------   ------
Earnings available for
 fixed charges                      $1,961    $ 312   $3,022    $  69   $2,596
                                    ======   ======   ======   ======   ======



Fixed charges:

  Interest expense                  $  453    $ 513   $  393    $ 376   $  379

  Interest capitalized during
   the period                           65       61       58       65       87

  Rentals deemed representative
   of an interest factor                54       39       70       51       59
                                    ------   ------   ------   ------   ------
Total fixed charges                 $  572    $ 613   $  521    $ 492   $  525
                                    ======   ======   ======   ======   ======


Ratio of earnings to fixed charges     3.4       .5      5.8       .1      5.0
                                    ======   ======   ======   ======   ======

               EXHIBITS FILED WITH THIS REPORT ON FORM 10-K
                        Commission File Number 1-442

                             THE BOEING COMPANY
                               Exhibit Index

                                                            Annual
                                                            Report
                                                              to
                                                            Share-        Form
                                                            holders       10-K
Exhibit       Description                                    Page         Page
------------------------------------------------------------------------------
(10) (xv)     Boeing Company Executive Layoff Benefits
               Plan, as amended on October 26, 1998                        95

(10) (xxii)   Settlement and Release Agreement with
               Ronald B. Woodard, dated October 31, 1998                  104

(10) (xxiii)  Terms of Employment Agreement with
               Deborah C. Hopkins, dated November 10, 1998                107

(12)          Computation of Ratio of Earnings to Fixed
               Charges                                                     26

(13)          Portions of the 1998 Annual Report to
               Shareholders  incorporated by reference
               in Part I and Part II                                       28

                Market for registrant's Common Equity and
                 related Stockholder Matters                     *         93
                Management's Discussion and Analysis of
                 Financial Position and Results of Operations   34         28
                Consolidated Statements of Operations           53         57
                Consolidated Statements of Financial Position   54         58
                Consolidated Statements of Cash Flows           55         59
                Consolidated Statements of Shareholders' Equity 56         60
                Notes to Consolidated Financial Statements      58         66
                Independent Auditor's Report                    74        117
                Supplementary Data Regarding Quarterly
                 Financial Data                                 75         90
                Selected Financial Data
                 Five-Year Summary                              76         91

(21)          List of Subsidiaries                                        110

(24)          Independent Auditors; Consent and Report on
               Financial Statement Schedule for use in
               connection with filings of Form S-8 under
               the Securities Act of 1933.                             21, 22

              Appendix of graphic and image material
               pursuant to Rule 304(a) of regulation S-T                  115

              * Listed on inside back cover of annual report

                                Exhibit (13)
             Portions of the 1998 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
     RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS ENVIRONMENT

MERGER WITH MCDONNELL DOUGLAS CORPORATION

On August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The merger has been accounted for as a pooling of interests, and the discussion and analysis that follows reflects the combined results of operations and financial condition of the merged companies.

INFORMATION, SPACE AND DEFENSE SYSTEMS SEGMENT REPORTING

In 1998 the Information, Space and Defense Systems Group of the Company was reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group, which will be reported as separate business segments for 1998 and on.

RESULTS OF OPERATIONS
---------------------

REVENUES

Operating revenues for 1998 were $56.2 billion, compared with $45.8 billion in 1997 and $35.5 billion in 1996. The higher revenues for both 1998 and 1997 reflect the increased deliveries in both the Commercial Airplanes and the Information, Space and Defense Systems segments. The 1998 and 1997 revenues include the operations of the aerospace and defense units acquired from Rockwell International Corporation in December 1996.

Revenues by industry segment:
[Graphic and image material item Number 1
See appendix on page 115 for description.]

|-----------------------------------------------------------------------------|
|                                                                             |
|       FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY        |
|                                                                             |
| Certain statements in this release contain "forward-looking" information | | that involves risk and uncertainty, including projections for year 2000 | | date conversion, production rates, deliveries, customer financing, sales, | | revenues, margins, earnings, cash, scheduled launches of products, research |
| and development expense, inventory turn rates, employment, asset            |
| utilization, and other trend projections. This forward-looking information | | is based upon a number of assumptions, including assumptions regarding | | demand, internal performance, customer financing, customer, supplier and |
| subcontractor performance, customer model and feature selections,           |
| government policies and actions, and price escalation. Actual future        |
| results and trends may differ materially depending on a variety of factors, | | including the Company's successful execution of internal performance plans, | | including research and development, production recovery, production rate |
| increases and decreases, production system initiatives and other            |
| cost-reduction efforts; the cyclical nature of the Company's business;      |

| volatility of the market for certain products; continued integration of | | McDonnell Douglas Corporation; product performance risks associated with | | regulatory certifications of the Company's commercial aircraft by the U.S. |
| Government and foreign governments; other regulatory uncertainties;         |
| collective bargaining labor disputes; performance issues with key           |
| suppliers, subcontractors and customers; customer model and feature         |
| selections, governmental export and import policies; factors that result | | in significant and prolonged disruption to air travel worldwide; global | | trade policies; worldwide political stability and economic conditions, |
| particularly in Asia; price escalation trends; changing priorities or       |
| reductions in the U.S. Government defense and space budgets; termination | | of government contracts due to unilateral government action or failure to |
| perform; and legal proceedings.                                             |
|                                                                             |
|-----------------------------------------------------------------------------|


Commercial Airplanes
Commercial Airplanes products and services accounted for 63%, 59% and 56% of total operating revenues for the years 1998, 1997 and 1996, respectively.

Total commercial jet aircraft deliveries by model, including deliveries under operating lease, which are identified by the number in parentheses, were as follows:

                        1998    1997    1996
--------------------------------------------
        737 Classic      116(6)  132      76
        737 NG           165       3       -
        747               53(3)   39      26
        757               50      46      42
        767               47      41      42
        777               74      59      32
        MD-80              8(4)   16(7)   12(1)
        MD-90             34      26(5)   24(2)
        MD-11             12(2)   12(1)   15(2)
--------------------------------------------
        Total            559     374     269
============================================

The MD-80 and MD-90 aircraft will not be produced after early 2000. Final delivery of the MD-11 aircraft will be in 2001. First delivery of the 717 aircraft (formerly the MD-95) is scheduled for mid-1999.

Total commercial aircraft deliveries for 1999 are currently projected to be in the range of 620 aircraft, including approximately 360 777s and Next-Generation 737s. Based on current plans, Commercial Airplanes revenues for 1999 are expected to be in the $38 billion range. Total commercial aircraft deliveries for 2000 are currently projected to be in the range of 480 aircraft. Commercial aircraft transportation trends are discussed in the Commercial Airplanes Business Environment and Trends section on pages 44 - 46.

Commercial Airplanes sales by geographic region:
[Graphic and image material item Number 2
See appendix on page 115 for description.]

Information, Space and Defense Systems
Information, Space and Defense Systems segment revenues were $19.9 billion in 1998, compared with $18.1 billion in 1997 and $14.9 billion in 1996. The 1998 revenues of $19.9 billion are composed of $13.0 billion for Military Aircraft and Missiles and $6.9 billion for Space and Communications. Revenues for 1998 and 1997 include the aerospace and defense operations acquired from Rockwell in 1996. A 14-week labor strike at the St. Louis, Missouri, facilities delayed certain deliveries in 1996, principally involving military aircraft.

The Company's Information, Space and Defense Systems business is broadly diversified, and no program accounted for more than 15% of total 1996-1998 segment revenues.

The principal contributors to 1998 Information, Space and Defense Systems revenues included the Military Aircraft and Missiles programs of C-17, F-15, F/A-18 C/D, F/A-18 E/F, and AH-64 Apache; and the Space and Communications programs of the International Space Station, E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, and the Delta II space launcher. Classified projects for the U.S. Government also continued to contribute to revenues.

Deliveries of selected production units were as follows:

                        1998    1997    1996
--------------------------------------------
        C-17              10       7       6
        F-15              39      19      11
        F/A-18 C/D        29      46      32
        F/A-18 C/D Kits    -      20       9
        T-45TS            16      11       9
        CH-47             18       1       -
        757/C-32A          4       -       -
        767 AWACS          2       -       -
        Delta II          13      12      11
        Delta III          1       -       -

Military Aircraft and Missiles segment revenues for 1999 are projected to be in the $12 billion range, and 1999 revenues for Space and Communications are projected to be in the $7 billion range.

Segment business trends are discussed in the Information, Space and Defense Systems Business Environment and Trends section on pages 46 and 47.

Customer and Commercial Financing/Other
Operating revenues in the Customer and Commercial Financing/Other segment were $730 million in 1998, compared with $746 million in 1997 and $603 million in 1996. The major revenue components include commercial aircraft financing and commercial equipment leasing.

Additional information about revenues and earnings contributions by business segment is presented on pages 52 - 56.

                               . . . . . . . .

Based on current schedules and plans, the Company projects total 1999 revenues to be approximately $58 billion.

EARNINGS

Net earnings for the three years include a significant special charge in addition to earnings fluctuations associated with the Company's share-based plans as summarized below (net of income tax):

(Dollars in millions)           1998    1997    1996
----------------------------------------------------
Comparative net earnings
 before special charges
 and share-based plans        $1,216   $ 632  $1,905
Special charges
 principally associated
 with Douglas products
 (MD-series aircraft)                   (876)
Share-based plans                (96)     66     (87)
----------------------------------------------------
Net earnings (loss)           $1,120   $(178) $1,818
====================================================

In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial aircraft product lines, and recorded a special pretax charge of $1,400 million, or $876 million after tax, relative to these decisions. The charge principally represented an inventory valuation adjustment based on post-merger assessments of the market conditions and related program decisions. Also included in the charge were valuation adjustments in connection with customer financing assets and commitments.

The share-based plans are discussed Note 16 to the consolidated financial statements on pages 81 - 84.

Comparative net earnings (exclusive of special charges and share-based plans):
[Graphic and image material item Number 3
See appendix on page 115 for description.]

Comparative earnings of $1,216 million for 1998 were $584 million higher than for 1997 primarily due to higher commercial aircraft deliveries in 1998, a higher loss recognized in 1997 for the Next-Generation 737 ($218 million after tax), merger-related expenses of $120 million in 1997, and prior years' defense-related partnership research and development tax credits amounting to $57 million recognized in 1998. Additionally, interest income was lower in 1998.

Comparative net earnings for 1997 were $1,273 million lower than for 1996 primarily due to commercial aircraft production inefficiencies associated with significant production rate increases. Additionally, 1997 results included increased research and development spending ($182 million after tax), merger-related expenses, and increased interest and debt expense ($75 million after tax). Partially offsetting these factors were the earnings associated with the higher sales levels in 1997 and increased interest income of $25 million after tax. The 1996 results included $199 million of after-tax income related to the settlement of certain Information, Space and Defense Systems segment contract issues and recognition of prior years' tax benefits.

Based on current plans and schedules, total Company net earnings for 1999, including share-based plans, are expected to be in the range of $1.5 billion to $1.8 billion, excluding potential favorable tax claim settlements.

Operating results trends are not significantly influenced by the effect of changing prices since most of the Company's business is performed under contract.

OPERATING PROFIT

Commercial Airplanes
The 1998 Commercial Airplanes segment earnings from operations margin, exclusive of research and development expense, forward losses, and valuation adjustments, was 4% for 1998, compared with approximately 5% for 1997 (excluding special charges) and more than 10% for 1996. Segment revenues and earnings are presented on page 55. The low overall Commercial Airplanes operating profit margins for 1998 and 1997 were due to production problems, the model mix of aircraft deliveries, lower price-escalation trends and continued pricing pressures.

Production problems experienced on the commercial aircraft programs reached unexpected levels late in the third quarter of 1997. During this period, the Company was in the midst of an unprecedented production rate build-up for the 7-series commercial aircraft programs, and experienced a number of challenges, including raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, presented a situation where disrupted process flows caused major inefficiencies throughout the entire process chain. The 747 and 737 production lines were halted for approximately one month early in the fourth quarter of 1997. The recovery plan continued throughout 1998.

The Company delivered 74 777 aircraft in 1998, compared with 59 in 1997, and 165 Next-Generation 737 models (737-600/700/800) in 1998, compared with 3 in 1997. New commercial jet aircraft programs normally have lower gross profit margins due to initial tooling amortization and higher unit production costs in the early years of a program averaged over the initial production quantity. A pretax forward loss of $350 million was recognized in the first quarter of 1998 in addition to the $700 million recognized in the third quarter of 1997 for the Next-Generation 737 program. Consequently, there was no gross profit for the Next-Generation 737 program in 1998. Deliveries of the 777 and the Next-Generation 737 will constitute a much larger proportion of Commercial Airplanes sales in 1999 than they did in 1998.

With respect to the 717 program, for which deliveries begin in 1999, no gross profit will be initially recognized. The Company has significant exposures related to the 717 program, principally related to supplier commitments beyond firm backlog.

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures and increased lower-fare personal travel have combined to cause a long-term downward trend in passenger revenue yields worldwide (measured in real terms). Over the past five years, airplane capacity increases in the United States have lagged air travel growth, resulting in stable or increasing passenger yields. In Asia, slowing economies, reduced business travel, and currency devaluations are contributing to sharply lower yields. These factors result in continued price pressure on the Company's products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

The overall Commercial Airplanes segment operating profit margin for 1998 was 0.2% and is currently projected to be in the 2% to 3% range for 1999.

Information, Space and Defense Systems
Information, Space and Defense Systems segment operating profits for 1998, 1997 and 1996 are presented on page 55. The operating profits include the impact of joint venture losses which were driven by development costs expensed as incurred, amounting to $127 million, $102 million and $53 million, respectively. The costs were primarily associated with the Sea Launch program, (a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners) and the Civil Tiltrotor program (a collaboration with Bell
Helicopter Textron, Inc., to build a commercial variant of the V-22).

In 1998 the Company announced that it would exit the market for commercial helicopters. As part of that strategic decision, the Company transferred its interest in the Civil Tiltrotor program to Bell Helicopter Textron in early 1998. Also, in the first quarter of 1999, the Company sold the MD 500, MD 600 and MD Explorer light commercial helicopter product lines to RDM Holding, Inc., a European-based industrial group.

Segment operating profits for 1996 included $114 million of pretax earnings related to the settlement of various contract issues.

Excluding joint venture losses and settlement of contract issues, the Information, Space and Defense Systems segment operating margin before research and development was approximately 12.7% in 1998 and 12% for each of the years 1997 and 1996.

A significant percentage of Information, Space and Defense Systems segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the International Space Station, F/A-18 E/F, F-22 Fighter, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, the RAH-66 Comanche helicopter, and the National Missile Defense
(NMD) Lead System Integration (LSI). The F/A-18 E/F and V-22 Osprey tiltrotor aircraft programs are currently transitioning to low-rate initial production, and the F-22 Raptor has received long-lead funding for low-rate initial production.

Although program expenditures are normally committed based on orders under contract, the Company currently has significant exposure related to long-lead requirements for the F-15 program for deliveries beyond 2000.

Joint venture losses will continue in 1999, principally from development and administrative costs on the Sea Launch program.

The Sea Launch assembly and command ship and the launch platform were completed in June 1998. Boeing is a 40% partner in Sea Launch with RSC Energia (25%) from Russia, Kvaerner Maritime (20%) from Norway, and KB Yuzhnoye/PO Yuzhmach (15%) from Ukraine.

The first launch from this sea-based platform will be a demonstration payload. Hughes Space & Communications International, Inc., and Space Systems/Loral are the first Sea Launch customers, with announced orders for 18 launches plus options. Technical failure on the initial launch could substantially impair the prospect for additional customers' acceptance and could consequently result in significant reduction to the value of the Sea Launch program assets. Ongoing viability of the Sea Launch program will depend on consistent launch reliability.

The Company and Lockheed Martin are 50/50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs the modification, testing and checkout operations required to ready the Space Shuttle for launch. Although the joint venture operations are not included in the Company's consolidated statements, the Company's proportionate share of joint venture earnings is recognized in income.

The Military Aircraft and Missiles segment operating profit margin for 1998 was 9.9% and is currently projected to be in the 9.5% to 10.5% range in 1999. The Space and Communications segment operating profit margin for 1998 was 3.6%, and is projected to be in the 4% to 5% range for 1999.


RESEARCH AND DEVELOPMENT

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic research and development, including amounts allocable as overhead costs on U.S. Government contracts.

Research and development expense:
[Graphic and image material item Number 4
See appendix on page 116 for description.]

In 1998 total research and development expense was $1.9 billion, about the same as in 1997. A decline in the Commercial Airplanes segment research and development expense was largely offset by an increase in the Space and Communications segment.

Research and development expense had increased in 1997 by $291 million relative to 1996, primarily due to the inclusion of the aerospace and defense units acquired from Rockwell in 1996, and spending in commercial space and communications activities. Commercial Airplanes research and development expense for 1997 was approximately the same as in 1996. Research and development expense by segment is included on page 55.

Commercial Airplanes
The principal commercial aircraft developmental programs during the 1996-1998 period were the 777 wide-body twinjet, the Next-Generation 737 family, and the 717 program. The first delivery of the 777 occurred in May 1995. Development of the 777-200ER extended-range version of the 777 began in 1995 and continued in 1996, with certification and first delivery in early 1997. First delivery of the increased-capacity 777-300 derivative occurred in May 1998. Certification and first deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. Certification and first delivery of the 737-800 and 737-600 occurred in 1998. The 737-900, the longest member of the Next-Generation 737 family, received its first order in late 1997, with first delivery scheduled for 2001. The 757-300, a stretched derivative of the 757-200, is scheduled for first delivery in early 1999; and the 767-400ER, a stretched version of the 767-300ER, is scheduled for first delivery in 2000. The 717-200 is currently in development, with first delivery scheduled for mid-1999.

The following chart summarizes the time horizon between go-ahead and certification/first delivery for major Commercial Airplanes derivatives and programs.

[Graphic and image material item Number 5
See appendix on page 116 for description.]


Information, Space and Defense Systems
The Information, Space and Defense Systems segment continues to selectively pursue commercial business opportunities where it can use its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, are expected to require significant levels of research and development expenditures over the next few years. The segment's commercial developmental programs include the Delta family of launch vehicles.

                               . . . . .  . .

Total Company research and development expenditures for 1999 will be influenced by the timing of commercial aircraft derivative programs and commercial space and communication activities. Based on current programs and plans, research and development expense for 1999 is expected to be in the $1.6 billion to $1.8 billion range, with about half related to the Commercial Airplanes segment. Research and development activities are further discussed in the Strategic Investments for Long-Term Value section on pages 49 and 51.


INCOME TAXES

The 1998 effective income tax rate of 19.8% reflects the settlement of prior years' defense-related partnership research and development tax credits of $57 million, as well as Foreign Sales Corporation tax benefits of $130 million.

The income tax provision for 1997 is a tax credit resulting from application of the tax rate to a pretax loss. The relatively high effective 1997 income tax rate of 47.8% reflects additional benefits, principally Foreign Sales Corporation tax benefits of $79 million. These benefits were partially offset by the nondeductibility of goodwill and merger costs.

The 1996 effective income tax rate of 26.7% reflects tax benefits of $125 million related to prior years, as well as Foreign Sales Corporation tax benefits of $110 million.

Over the past three years, excluding tax benefits related to prior periods and the impact of special charges, the effective income tax rate has been about 30%. The Company expects the comparable 1999 rate to continue to be in that range.

Additional information relating to income taxes is found in Note 11 to the consolidated financial statements on pages 74 and 75.


LABOR NEGOTIATIONS AND WORKFORCE LEVELS

As of December 31, 1998, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 30% of employees (current agreements expiring September 1999, October 1999, and May 2001), Seattle Professional Engineering Employees Association (SPEEA) representing 12% of employees (current agreements expiring December 1999), the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 6% of employees (current agreements expiring June 1999, September 1999, and April 2000), and Southern California Professional Engineering Association (SCPEA) representing 2% of employees (current agreement expiring March 2001).

The Company believes that bargaining agreements in the best interest of both the represented employees and the Company are attainable, and the Company's stated objective is to reach a settlement without disruption. The effects of a strike on the results of operations and financial position are uncertain, but could be material depending on the strike duration.

The Company's workforce level at December 31, 1998, was 231,000. The year-end 1999 workforce level is projected to be in the range of 200,000 to 210,000.


DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. The Company plans to adopt this statement beginning in the year 2000. Adoption of this standard is not expected to have a significant impact on the financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; cyclical growth and expansion requirements; customer financing assistance; the timing of federal income tax payments; and the Company's stock repurchase plan.

CASH FLOW SUMMARY

Following is a summary of Company cash flows based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 59 that are prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements.

(Dollars in billions)                   1998    1997    1996
------------------------------------------------------------
Net earnings (loss)                    $ 1.1   $(0.2)  $ 1.8
Non-cash charges to earnings (a)         1.8     2.8     1.5
------------------------------------------------------------
Net earnings adjusted for
 certain non-cash items                  2.9     2.6     3.3
Change in gross inventory (b)            1.5    (4.9)   (1.9)
Change in customer advances (c)         (0.9)    3.9     2.2
Net changes in receivables,
 liabilities and deferred
 income taxes (d)                       (1.2)    0.7     1.1
Facilities and
 equipment expenditures                 (1.6)   (1.4)   (1.0)
Change in customer and
 commercial financing (e)               (1.2)   (0.9)    0.3
Pension income (expense)
 variance to funding                    (0.3)   (0.3)   (0.2)
------------------------------------------------------------
Cash flows from operating
 and investing activities               (0.8)   (0.3)    3.8
Change in debt (f)                       0.1    (0.6)   (0.1)
Net shares issued (acquired) (g)        (1.3)    0.3    (0.5)
ShareValue Trust shares acquired (h)                    (0.9)
Cash dividends                          (0.6)   (0.6)   (0.5)
------------------------------------------------------------
Increase (decrease) in cash
 and short-term investments            $(2.6)  $(1.2)  $ 1.8
============================================================
Cash and short-term
 investments at end of year            $ 2.5   $ 5.1   $ 6.3
============================================================

(a) Non-cash charges to earnings as presented here consist of depreciation, amortization, retiree health care accruals, share-based plans, and the special charges in 1997 for Douglas products programs. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The share-based plans do not impact current or future cash flow, except for the associated positive cash flow tax implications. The special charges associated with the Douglas products programs principally involved inventory balance valuation adjustments.

(b) Inventory associated with the 777 program increased substantially in 1996 and 1997, and declined in 1998 due to amortization of initial tooling and deferred production costs. Inventory balances on the 747, 757 and 767 commercial jet programs increased in 1997 and 1998 due to increased production rates. Additionally, production and tooling inventory increased on the new 737-600/700/800/900 program in 1996, 1997 and 1998.

(c) The increases and decreases in commercial customer advances during 1996, 1997 and 1998 were broadly distributed among the commercial jet programs, and generally correspond to orders and production rate levels. With regard to Information, Space and Defense Systems segment activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(d) Over the three-year period 1996-1998, changes in accounts receivable, accounts payable, other liabilities and deferred taxes resulted in a net increase in cash of $0.6 billion. This was largely attributable to increases in accounts payable and other liabilities of $1.2 billion, mostly as a result of increased business activity, partially offset by income taxes payable and deferred of $0.4 billion. Excluding potential tax claim settlements discussed in Note 11 to the financial statements, federal income tax payments over the next three years are projected to substantially exceed income tax expense due to anticipated completion of contracts executed under prior tax regulations.

(e) The changes in customer financing balances have been largely driven by commercial aircraft market conditions and the ability of the Company to sell customer financing assets. Over the three-year period 1996-1998, the Company generated $3.9 billion of cash from principal repayments and by selling customer financing receivables and operating lease assets. Over the same period, additions to customer financing amounted to $5.8 billion. As of December 31, 1998, the Company had outstanding commitments of approximately $6.2 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2004. Not all these commitments are likely to be used; however, a significant portion of these commitments is with parties with relatively low credit ratings. See
        Note 19 to the financial statements concerning concentration of credit risk. The Company will continue to sell financing assets from time to time when capital markets are favorable in order to maintain maximum capital resource flexibility. Outstanding loans and commitments are primarily secured by the underlying aircraft.

(f) Debt amounting to $301 million matured in 1998, and $300 million was added with maturity in 2038. In 1997, debt amounting to $637 million matured, and the Company also retired $230 million of debt through a tender offer for the 9.25% notes due April 1, 2002. Additionally, Boeing Capital Corporation, a corporation wholly owned by the Company, issued $511 million of debt in 1998 and $225 million in 1997.

(g) In the third quarter of 1998, the Company announced a share repurchase program to buy up to 15% of the Company's outstanding shares of common stock. In 1998 the Company repurchased 35.2 million shares of stock (approximately 3.5% of outstanding stock) for $1.3 billion.

(h) Total funding of the ShareValue Trust was $1.7 billion; however, a portion of the funding was accomplished through the transfer of treasury shares and the issuance of new shares.

CAPITAL RESOURCES
The Company has unsecured long-term debt obligations of $6.1 billion. Approximately $650 million matures in 1999, and the balance has an average maturity of 16 years. Total long-term debt as of year-end 1998 amounted to 33% of total capital (shareholders' equity plus borrowings). The Company has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $2.64 billion, remain available but unused.

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise, and to continue to repurchase Company stock per the share repurchase program.


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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings exclusive of special charges. Such accruals as of December 31, 1998, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991 the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1998, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200 million. On March 31, 1998, the Court entered a judgment, pursuant to a March 30, 1998, opinion and order, determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

Although the Government has appealed the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, could result in pretax income that would more than offset the $350 million loss provision established in 1990.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit names as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On June 6, 1998, sixteen African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in the U.S. District Court for the Western District of Washington (Washington Class Action) alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia Class Action) alleging, on the basis of race, discrimination in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court denied plaintiffs' motion seeking class certification, but allowed plaintiffs to renew their motion upon completion of class discovery.

On January 25, 1999, the U.S. District Court in the Western District of Washington entered an order preliminarily approving a proposed Consent Decree, which settles both the Washington Class Action and the Philadelphia Class Action, along with a multi-plaintiff racial discrimination lawsuit. The order, inter alia, conditionally certified a nationwide class of 20,000 current and former African American Boeing (including all U.S. subsidiaries and former McDonnell Douglas Corporation and Rockwell International) employees. If approved by the Court, the Company will pay $15 million allocated in a manner described in the proposed Consent Decree. The Company will devise systems changes that will inform hourly employee class members about the promotion selection process, and which employee was awarded a certain promotion; provide training and other programs to assist employees with career development; employ a consultant to assess these system changes; implement across the system a revised first-level management selection process and revised internal complaint process; and implement enforcement procedures to maintain a harassment-free workplace.

A hearing is set for May 26, 1999, to determine the fairness of the proposed Consent Decree and, if so determined, for the Court to approve the Consent Decree. The Company believes that the proposed Consent Decree, if approved, will not have a materially adverse effect on its earnings, cash flow or financial position.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. If the Company were to prevail, the refund would include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for those years.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and IRS examinations have been completed through 1987. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The Company has also filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.


YEAR 2000 (Y2K) DATE CONVERSION

The Y2K issue exists because many computer systems, applications and assets use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial and operations information incorrectly.

State of readiness: The Company recognized this challenge early, and major operating units started work in 1993. The Company's Y2K strategy to make systems "Y2K-ready" includes a common companywide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology ("IT") systems and non-IT systems, such as embedded systems, facilities and factory floor systems. Each operating unit has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee.

The Company has largely completed remediation of systems to meet safety and business continuity concerns and has a plan in place that targets deployment of Y2K-ready systems companywide by July 31, 1999. The Company is continuing to emphasize the safety and quality of Boeing products and to clarify that Y2K is a business challenge and not limited to computers. The Company is capitalizing on its history of integrating complex systems, has an experienced Y2K team in place headed by the Company's chief information officer, and is working to ensure supplier and customer readiness as appropriate.

The Company has identified approximately 14,000 computing systems and assessed them for Y2K readiness. More than 90% of the systems were made Y2K-ready by December 31, 1998. The status of each of the remaining systems will be specifically tracked and monitored. The schedule is for IT and non-IT systems to complete conversion, testing and deployment by July 31, 1999.

A companywide, coordinated process to assess supplier readiness began in the second quarter of 1998. The Company is unable to definitively determine that all major suppliers will reach a Y2K-ready status that will ensure no production disruption from suppliers.

Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as separate projects, but have occurred in conjunction with normal sustaining activities. Total application-sustaining IT costs have averaged approximately $350 million per year over the last three years. Y2K conversion efforts have averaged approximately 10% of total sustaining IT costs for these years, and are expected to represent a lower percentage in 1999. In addition to these sustaining costs, discretely identifiable costs associated with Y2K conversion activities are expected to total $16 million. The costs of non-IT conversion efforts have also been incurred in conjunction with normal sustaining activities. The Company does not expect a reduction in the costs of these sustaining activities when Y2K conversion activities are completed because normal sustaining activities will be ongoing. Reprioritizing sustaining activities to support Y2K conversion activities has not had, and is not expected to have, an adverse impact on operations.

Risks associated with Y2K issues: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Y2K-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors and suppliers, including suppliers outside the United States. Although the Company has no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case Y2K scenario would entail production disruption due to inability of suppliers, some of whom represent the sole source for certain items, to deliver critical parts. The Company is unable to quantify such a scenario, but it could potentially result in a material adverse impact on results of operations, liquidity or financial position of the Company. Contingency plans for suppliers and mission critical systems impacted by Y2K issues are currently being developed. Where appropriate, these plans will include leveraging the existing communications and transportation infrastructure created by the Company's Disaster Preparedness Program, which is designed to respond to disaster scenarios caused by natural, technological and manmade factors.

Boeing continues to work closely with local, state and federal emergency management organizations to ensure that coordinated plans are in place in case infrastructure problems occur in the year 2000.


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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 1998, the notional value of such derivatives was $395 million, with a net unrealized gain of $2 million. Less than 1% of receipts and expenditures are contracted in foreign currencies, and the Company does not consider the market risk exposure relating to currency exchange to be material.

COMMERCIAL AIRPLANES BUSINESS ENVIRONMENT AND TRENDS
----------------------------------------------------

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


GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

As the world economy improved in this decade, airline passenger traffic increased. For the five-year period 1994-1998, the average annual growth rate for worldwide passenger traffic was approximately 6.0%. The Company's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 4.7% annually, based on projected average worldwide annual economic real growth of 2.9% over the 20-year period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1998 dollars.


ASIA-PACIFIC ECONOMIES

Results in 1998 for Asia-Pacific airlines were mixed. Recessions are now under way throughout Asia, impacting the economies of Japan, Malaysia, the Philippines, Hong Kong, Singapore, Indonesia, Thailand and South Korea. Air travel declined in a number of regional markets. Passenger load factors declined and some airlines reported net losses. With growth in the region lower than past forecasts, airlines, including those in China, are reassessing the number and timing of aircraft contracted to deliver during the next several years.


AIRLINE PROFITABILITY

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost control measures, the airline industry as a whole significantly improved operating profitability and net earnings over the past few years. The industry realized a substantial positive level of earnings over the four-year period 1995-1998. The outlook for passenger traffic growth in 1999 is generally positive, especially in the United States, Europe, Latin America and for trans-Atlantic flights. Continued profitability levels depend on sustained economic growth, limited wage increases, and capacity additions in line with traffic increases.

AIRLINE DEREGULATION

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty years ago virtually all air travel took place within a framework of domestic and international regulatory oversight. Since then, several countries, most notably the United States, Australia, Japan and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a more open-market climate for international services. Currently, more than half of all air travel takes place within an open-market environment. These trends are expected to continue, but at varying rates in different parts of the world.

Liberalization of government regulations, together with increased aircraft range capabilities, gives airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and aircraft size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements provide an important stimulus to opening new city-pair markets, which favor increased flight frequency over capacity growth. In parallel with regulatory liberalization, developments in improving aircraft range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity aircraft.


INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Over the past ten years, the Company (including McDonnell Douglas) has maintained, on average, approximately a two-thirds share of the available commercial jet aircraft market. Airbus Industrie is an aggressive competitor seeking to increase market share. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain leadership at satisfactory margins.

The Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. On-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals.

Over the past five years, sales outside the United States have accounted for approximately 62% of the Company's total Commercial Airplanes sales; approximately 45% of the Commercial Airplanes contractual backlog at year-end 1998 was with customers based outside the United States. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.

In 1992 the U.S. Government and the European Community announced agreement on interpreting the commercial aircraft code of the General Agreement on Tariffs and Trade (GATT). The 1992 agreement bans government production subsidies and limits development support in the form of loans to 33% of development costs. The Company prefers a ban on all government subsidies for commercial airplane programs, and views the controls embodied in the 1992 agreement as an important step in limiting future government subsidies to Airbus Industrie. The announced intention by the four Airbus partners to transform the Airbus consortium into a commercial company may remove Airbus operations from government control and increase financial transparency.

The World Trade Organization (WTO), based in Geneva, promotes open and non-discriminatory trade among its members. It administers an improved subsidies code, applicable to all members, that provides important protections against injurious subsidies by governments. It also uses improved dispute settlement procedures to resolve disagreements among nations. The 1992 bilateral United States-European Union agreement and the WTO subsidies code constitute the basic limits on government supports of development costs.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand aircraft design and manufacturing capabilities through teaming arrangements with each other or current manufacturers. The Company continues to explore ways to expand its global presence in this environment.

In spite of the current Asian economic difficulties, Company forecasts indicate that the airlines in China represent a significant potential market for commercial jet aircraft over the next 20 years. However, if government and trade relations between the United States and China deteriorate significantly, the Company's ability to sell commercial aircraft to airlines in China could be severely constrained. The Company continues to support the Asia Pacific Economic Cooperation (APEC) forum to promote open trade and investment in the region. For other countries in Asia, economic growth must return if the potential of the region is to be realized.

Airlines in Russia and other states in the former Soviet Union operate a limited but increasing number of western-built aircraft. Because of slow economic growth, high customs duties, a shortage of foreign exchange, and legal and financing constraints, new aircraft orders have not been significant. The Company expects that the airlines and the aircraft manufacturing industry in this region will eventually be integrated into the international economy.


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

GENERAL ENVIRONMENT

The major trends that continue to shape the current Information, Space and Defense Systems segment business environment include significant but relatively flat DoD and NASA budgets; rapid expansion of information and communication technologies and market demand; and a convergence among military, civil and commercial markets.

The DoD remains the principal customer of this business segment, and DoD procurement funding levels are expected to remain essentially flat on an inflation-adjusted basis. The Company's DoD programs are subject to uncertain future funding levels, which can result in the stretch-out or termination of some programs. Congressional adoption of proposed DoD procurement reforms is believed to be important to the future funding levels available for the Company's defense products.

Domestically, continuing demands for peacekeeping operations are driving high usage of equipment, and the aging of equipment is creating operating cost affordability pressures. However, there is insufficient DoD budget to adequately modernize equipment and maintain a high level of readiness. These factors contribute to awareness in Congress that the DoD budget may need to be increased.

NASA's budget is also expected to remain relatively flat over the next several years. To generate additional procurement funds, NASA is likely to continue to outsource many of its operational functions.

A modest decline is forecast for the defense and space budgets of other countries. Current economic problems in certain Asian countries have resulted in the deferral of some modernization investments in defense. Sales of defense systems to allies in the Persian Gulf region will continue to be paced by regional tensions and oil revenues. In Europe, defense budgets are projected to gradually decline.

Overall the Company faces strong competition in all market segments. The acquisition and merger consolidations among U.S. aerospace companies have resulted in three principal prime contractors for the DoD and NASA, including the Company. While there may be some further niche acquisitions at the prime contractor level, the major area for further consolidation is likely to be among subcontractors to the primes. Lockheed Martin and Raytheon are the Company's primary U.S. competitors for this business segment, although in certain commercial markets Loral and Hughes are also principal competitors. As a result of the extensive consolidation in the defense and space industry, the Company and its major competitors are also partners with or major suppliers to each other on various programs.

The consolidation and rationalization of the European defense and space companies has been proceeding for several years, mainly within individual nations. Cross-border mergers in the form of joint ventures have been largely confined to individual market segments, such as satellites or missiles. Encouragement by the governments of France, Germany and the United Kingdom may result in broader mergers to create larger European companies. Internationally, the largest European aerospace companies compete in many of the same market segments with the Company's products and services. At the same time, these companies are also potential teaming partners.

BUSINESS SEGMENT PRODUCT LINES

The newly formed Military Aircraft and Missiles segment produces tactical fighters, trainers, helicopters, military transports, tankers, strike missiles, and special purpose airplanes for the U.S. and foreign governments. The basic strategy is to provide a competitive product in every selected market segment. This business segment has several programs that are now in production for the DoD, such as the C-17 Transport, F/A-18 E/F, T-45 Trainer and V-22 Tiltrotor. Other programs include those that are still in development, such as the F-22 fighter and RAH-66, or in competitive development, such as the Joint Strike Fighter. Despite expected modest declines in global defense budgets, there continues to be strong international demand for military aircraft and missiles. Foreign sales approved by the U.S. Government are extending some product lines, such as the F-15 fighter, the Harpoon missile and the AH-64 and CH-47 helicopters. Based on these trends, moderate growth in this business segment is expected.

The newly formed Space and Communications segment participates in both government and commercial markets, including launch services, orbital systems and exploration, information and battle management systems, and missile defense systems.

The most significant market force affecting the launch services business is the projected growth in the commercial market for launches of communication satellites to low-earth orbit. The basic strategy is to provide a full family of space launch vehicles. The Space and Communications segment is well positioned with the Delta family and Sea Launch commercial launch vehicles, and is the prime contractor for NASA's Space Shuttle program.

The orbital systems and exploration market will be flat to slightly declining. Currently the major focus in this area is the International Space Station. The Company is the prime contractor for the program's development phase, and is positioned to continue as prime contractor throughout its lifetime in orbit. Investments are being made as well to assist NASA in its space exploration initiatives.

The addressable market components of the global information and communications industry are valued at approximately $20 billion in 1998 dollars and are forecast to grow sevenfold over the next decade. An element of the Space and Communications segment's long-term growth is tied to the growth in this global market. The Company's involvement in several ventures will provide opportunities for significant market penetration. Company programs that provide leverage in this market include the Global Positioning System (GPS) and the Airborne Warning and Control System (AWACS). This large-scale systems integration experience, coupled with alliances and company-funded initiatives, well positions the Company for the future in the information and communications marketplace.

The missile defense market offers Boeing the potential to become the leading U.S. systems contractor for ballistic and cruise missile defense, and also to make significant inroads in providing similar systems to Europe, Japan and other governments.

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE
-----------------------------------------

Over the past several years, the Company has made significant internal investments to meet future airline product requirements, to achieve production efficiencies, and to aggressively pursue new Space and Communications business opportunities. Although constraining earnings and requiring substantial resources in the near term, these investments are building long-term value by streamlining operations and positioning the Company to maintain its aerospace industry leadership.


NEW PRODUCT DEVELOPMENT

The Company continually evaluates opportunities to improve current aircraft models, and assesses the marketplace to ensure that its family of commercial jet aircraft is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line that is responsive to changing market conditions by maximizing commonality among the Boeing family of commercial aircraft. Additionally, the Company is determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

New business opportunities being pursued or studied include both military and commercial applications. On the military side, the Company continues to assess potential applications using the Company's commercial aircraft, particularly the 767 and 737. In the commercial space arena, the Company is leading the Sea Launch team to offer highly automated commercial satellite launching from a seagoing launch platform. First launch is currently scheduled for March 1999.

The Company is investing in the development of the Delta IV family of expendable launch vehicles. These product offerings provide access to significant portions of the space launch market not previously available with the Delta II rocket. This investment, coupled with the U.S. Air Force Evolved Expendable Launch Vehicle program, positions the Company for potential market share gains.

In information and communications-related activities, the Company is evaluating several ventures with potential for hardware development. Satellite technology investments leverage ongoing government space programs. Company-sponsored research products are also available for use in commercial communication systems with a variety of customers.

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

A major initiative to simplify and streamline our commercial aircraft configuration controls and production systems continues to be implemented. Nineteen parts fabrication factories are now running on the new manufacturing resource management systems, and sales teams and customers are now using a new tool that allows them to more efficiently configure aircraft to customer specifications. Based on current plans, Commercial Airplanes segment engineering and assembly factories will be fully implemented over the next two years.

The Military Aircraft and Missiles segment and the Space and Communications segment continue to aggressively pursue important process improvements through integrated product teams that provide cost-effective solutions and maintain technological superiority. Phantom Works, the advanced research and development organization of Boeing, focuses on improving the Company's competitive position through innovative technologies, improved processes and creation of new products.

The Company continues to assess potential opportunities for improved use and consolidation of facilities across all parts of the Company and to focus on those capabilities and processes that contribute to our core competencies resulting in a competitive advantage. Future decisions regarding facilities conversions or consolidations will be based on long-term business objectives. Within the Military Aircraft and Missiles and Space and Communications segments, major restructuring activities will be contingent on demonstration of cost savings for U.S. Government programs and the Company.

The Company is pursuing the means to significantly reduce new product development cost and flow time. Initiatives that have come out of this effort include the formation of the Creation Center, which is tied closely with Phantom Works, and other comparable efforts. Another initiative is the migration to platforms and platform teams modeled, to some degree, after Chrysler and other benchmarked companies. Other initiatives include design tool automation integrated with manufacturing, improved loads models, and decision support methodologies.

During 1998 the structure for realization of synergies across the Company was developed in the form of companywide Process Councils. These Councils consist of the leaders of key processes from each of the operating groups, as well as Phantom Works, and rapidly share best practices and combine efforts to meet needs across the Company. Process Councils have been established for Define, Manufacturing, Quality and Procurement processes.

                             SEGMENT INFORMATION

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in three principal areas: Commercial Airplanes, Military Aircraft and Missiles, and Space and Communications. Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Military Aircraft and Missiles operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles. Space and Communications operations principally involve research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellite launching vehicles; rocket engines;
and information and battle management systems. Although some Military Aircraft and Missiles and Space and Communications products are contracted in the commercial environment, the primary customer is the U.S. Government. The Customer and Commercial Financing/Other segment is primarily engaged in the financing of commercial and private aircraft, commercial equipment, and real estate.

The Commercial Airplanes segment is subject to both operational and external business-environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, and performance issues with key suppliers and subcontractors. While the Company's principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. External business-environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business-environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, escalation trends inherent in pricing the Company's aircraft, and a competitive industry structure which results in market pressure to reduce product prices.

In addition to the foregoing risks associated with the Commercial Airplanes segment, the Military Aircraft and Missiles segment and the Space and Communications segment are subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

As of December 31, 1998, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 30% of employees (current agreements expiring September 1999, October 1999, and May 2001), Seattle Professional Engineering Employees Association (SPEEA) representing 12% of employees
(current agreements expiring December 1999), the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 6% of employees (current agreements expiring June 1999, September 1999, and April
2000), and Southern California Professional Engineering Association (SCPEA) representing 2% of employees (current agreement expiring March 2001).

Sales by geographic area consisted of the following:

(Dollars in millions)
Year ended December 31,            1998      1997      1996
===========================================================
Asia, other than China          $14,065   $11,437   $ 8,470
China                             1,572     1,265       951
Europe                            8,646     7,237     4,198
Oceania                             844     1,078       821
Africa                              702       192       156
Western Hemisphere, other
 than the United States             701       228       466
-----------------------------------------------------------
                                 26,530    21,437    15,062
United States                    29,624    24,363    20,391
-----------------------------------------------------------
Total sales                     $56,154   $45,800   $35,453
===========================================================

Military Aircraft and Missiles segment and Space and Communications segment combined sales were approximately 16%, 19% and 29% of total sales in Europe for 1998, 1997 and 1996, respectively. Defense sales were approximately 19%, 19% and 22% of total sales in Asia, excluding China, for the same respective years. Exclusive of these amounts, Military Aircraft and Missiles segment and Space and Communications segment sales were principally to the U.S.
Government.

The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Less than 2% of operating assets are located outside of the United States.

Customer and Commercial Financing/Other segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment, and segment earnings additionally reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in
Note 8. No interest expense on debt is included in Customer and Commercial Financing/Other segment earnings.

Accounting differences principally result from differences in cost measurements under generally accepted accounting principals. Accounting differences include the following: the difference between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the difference between retiree health care costs recognized under SFAS No. 106, Employers' Accounting for

Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Costs.

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization. Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill, deferred tax assets, and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, taxes payable, and debentures and notes payable. Unallocated capital expenditures and depreciation relate primarily to shared services assets. Sales are not recorded for inter-segment transactions.

Losses from operations for 1997 include the impact of the valuation adjustment described in Note 3 on page 69.

In 1998 the Information, Space and Defense Systems Group of the Company was reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group, which will be reported as separate business segments for 1998 and on. It is not practicable to determine the Military Aircraft and Missiles and Space and Communications breakout of the Information, Space and Defense Systems segment information for 1997 and 1996 presented below.

(Dollars in millions)         Net earnings (loss)             Revenues
                            ----------------------      ----------------------
Year ended December 31,     1998     1997     1996      1998     1997     1996
==============================================================================
Commercial Airplanes        $ 63  $(1,837) $   956   $35,545  $26,929  $19,916
Military Aircraft
 and Missiles              1,283                      12,990
Space and Communications     248                       6,889
                           -----                      ------
Information, Space
 and Defense Systems       1,531    1,317    1,387    19,879   18,125   14,934
Customer and Commercial
 Financing/Other             367      381      329       730      746      603
Accounting differences        43       71       68
Share-based plans           (153)      99     (133)
Other unallocated costs     (284)    (287)    (122)
------------------------------------------------------------------------------
Earnings (loss)
 from operations           1,567     (256)   2,485
Other income,
 principally interest        283      428      388
Interest and debt expense   (453)    (513)    (393)
------------------------------------------------------------------------------
Earnings (loss)
 before taxes              1,397     (341)   2,480
Income taxes (benefit)       277     (163)     662
------------------------------------------------------------------------------
                          $1,120    $(178)  $1,818   $56,154  $45,800  $35,453
==============================================================================

Segment information (continued)
(Dollars in millions)                                      Depreciation and
                           Research and Development          Amortization
                           ------------------------     ----------------------
Year ended December 31,     1998     1997     1996      1998     1997     1996
==============================================================================
Commercial Airplanes      $1,021   $1,208   $1,156    $  628   $  570    $ 605
Military Aircraft
 and Missiles                304                         208
Space and Communications     570                         142
                            ----                        ----
Information, Space
 and Defense Systems         874      716      477       350      365      299
Customer and Commercial
 Financing/Other                                         135       91      110
Unallocated                                              509      432      252
------------------------------------------------------------------------------
                          $1,895   $1,924   $1,633   $ 1,622  $ 1,458  $ 1,266
==============================================================================

                                    Assets                    Liabilities
                                at December 31              at December 31
                            ----------------------      ----------------------
                            1998     1997     1996      1998     1997     1996
==============================================================================
Commercial Airplanes     $12,568  $12,763  $12,484    $6,127   $6,917  $ 5,824
Military Aircraft
 and Missiles              3,560                         743
Space and Communications   3,032                       1,335
                           -----                       -----
Information, Space
 and Defense Systems       6,592    6,597    6,785     2,078    2,379    2,361
Customer and Commercial
 Financing/Other           5,751    4,716    3,903       301      396      286
Unallocated               11,761   13,948   14,708    15,850   15,379   15,907
------------------------------------------------------------------------------
                         $36,672  $38,024  $37,880   $24,356  $25,071  $24,378
==============================================================================

                                                       Contractual backlog at
                          Capital expenditures, net    December 31 (unaudited)
                          -------------------------    -----------------------
Year ended December 31,     1998     1997     1996      1998     1997     1996
==============================================================================
Commercial Airplanes     $   754  $   531  $   336  $ 86,057 $ 93,788 $ 86,151
Military Aircraft
 and Missiles                198                      17,007
Space and Communications     273                       9,832
                             ---                      ------
Information, Space
 and Defense Systems         471      463      304    26,839   27,852   28,022
Customer and Commercial
 Financing/Other               1        1        1
Unallocated                  358      396      330
------------------------------------------------------------------------------
                        $  1,584 $  1,391 $    971  $112,896 $121,640 $114,173
==============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS




(Dollars in millions except per share data)
Year ended December 31,                          1998        1997        1996
-------------------------------------------------------------------------------
Sales and other operating revenues            $56,154     $45,800     $35,453
Operating costs and expenses                   50,546      40,644      29,383
General and administrative expense              1,993       2,187       1,819
Research and development expense                1,895       1,924       1,633
Share-based plans                                 153         (99)        133
Special charges                                             1,400
-------------------------------------------------------------------------------
Earnings (loss) from operations                 1,567        (256)      2,485
Other income, principally interest                283         428         388
Interest and debt expense                        (453)       (513)       (393)
-------------------------------------------------------------------------------
Earnings (loss) before income taxes             1,397        (341)      2,480
Income taxes (benefit)                            277        (163)        662
-------------------------------------------------------------------------------
Net earnings (loss)                           $ 1,120     $  (178)    $ 1,818
===============================================================================


Earnings (loss) per share
  Basic                                       $  1.16     $  (.18)    $  1.88
  Diluted                                     $  1.15     $  (.18)    $  1.85
===============================================================================


Cash dividends per share                      $   .56     $   .56     $   .55
===============================================================================




















               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION



(Dollars in millions except per share data)
December 31,                                                1998         1997
-------------------------------------------------------------------------------
Assets
-------------------------------------------------------------------------------
Cash and cash equivalents                                $ 2,183      $ 4,420
Short-term investments                                       279          729
Accounts receivable                                        3,288        3,121
Current portion of customer and commercial financing         781          261
Deferred income taxes                                      1,495        1,765
Inventories, net of advances and progress billings         8,349        8,967
-------------------------------------------------------------------------------
        Total current assets                              16,375       19,263
Customer and commercial financing                          4,930        4,339
Property, plant and equipment, net                         8,589        8,391
Deferred income taxes                                        411           15
Goodwill                                                   2,312        2,395
Prepaid pension expense                                    3,513        3,271
Other assets                                                 542          350
-------------------------------------------------------------------------------
                                                         $36,672      $38,024
===============================================================================


Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------
Accounts payable and other liabilities                   $10,733      $11,548
Advances in excess of related costs                        1,251        1,575
Income taxes payable                                         569          298
Short-term debt and current portion of long-term debt        869          731
-------------------------------------------------------------------------------
        Total current liabilities                         13,422       14,152
Accrued retiree health care                                4,831        4,796
Long-term debt                                             6,103        6,123
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,870,159 and 1,000,029,538         5,059        5,000
  Other equity accounts                                    7,257        7,953
-------------------------------------------------------------------------------
        Total shareholders' equity                        12,316       12,953
-------------------------------------------------------------------------------
                                                         $36,672      $38,024
===============================================================================







               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in millions)
Year ended December 31,                               1998      1997      1996
------------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings (loss)                              $ 1,120   $  (178)  $ 1,818
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Special charges                                           1,400
     Share-based plans                                 153       (99)      133
     Depreciation                                    1,517     1,354     1,241
     Amortization of goodwill and intangibles          105       104        25
     Changes in assets and liabilities -
       Short-term investments                          450       154      (874)
       Accounts receivable                            (167)     (251)      182
       Inventories, net of advances and
        progress billings                              618    (1,008)      306
       Accounts payable and other liabilities         (806)    1,490       514
       Advances in excess of related costs            (324)     (139)      441
       Income taxes payable and deferred               145      (451)      (55)
       Other                                          (479)     (272)     (246)
       Accrued retiree health care                      35        (4)      126
------------------------------------------------------------------------------
         Net cash provided by operating activities   2,367     2,100     3,611
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer and commercial financing-additions       (2,660)   (1,889)   (1,212)
  Customer and commercial financing-reductions       1,418     1,030     1,482
  Property, plant and equipment, net additions      (1,584)   (1,391)     (971)
  Other                                                                     15
------------------------------------------------------------------------------
         Net cash used by investing activities      (2,826)   (2,250)     (686)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                       811       232     1,051
  Debt repayments                                     (693)     (867)   (1,160)
  ShareValue Trust                                                        (891)
  Common shares purchased                           (1,397)     (141)     (718)
  Common shares issued                                           268
  Stock options exercised, other                        65       166       215
  Dividends paid                                      (564)     (557)     (480)
------------------------------------------------------------------------------
         Net cash used by financing activities      (1,778)     (899)   (1,983)
------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                               (2,237)   (1,049)      942
Cash and cash equivalents at beginning of year       4,420     5,469     4,527
------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 2,183   $ 4,420   $ 5,469
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-in  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Balance December 31, 1995         989,255   $4,946     $    -  10,608  $  (209)
Shares repurchased                (19,055)     (95)      (383)
Shares issued for acquisition
 of Rockwell aerospace
 and defense business              18,309       92        784
Shares issued for
 ShareValue Trust                   3,466       17        209
Shares acquired for original
 ShareValue Trust funding
Shares issued for incentive
 stock plans                        1,373        7
Treasury shares transferred
 to ShareValue Trust                                           (2,964)      58
Treasury shares issued for
 incentive stock plans, net                                27  (7,614)     150
Tax benefit related to
 incentive stock plans                                     58
Stock appreciation rights
 expired or surrendered                                     9
ShareValue Trust market
 value adjustment                                         216
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
------------------------------------------------------------------------------
Balance December 31, 1996         993,348   $4,967     $  920      30       (1)
------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, (CONTINUED)

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-in  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Shares issued                       4,550       23        245
Shares issued for
 incentive stock plans              2,132       10
Treasury shares acquired                                        2,710     (141)
Treasury shares issued for
 incentive stock plans, net                               (20) (2,580)     133
Tax benefit related to
 incentive stock plans                                     41
Stock appreciation rights
 expired or surrendered                                     6
ShareValue Trust
 market value adjustment                                 (102)
Shares transferred
 from ShareValue Trust                                              5
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net loss
Cash dividends declared
------------------------------------------------------------------------------
Balance December 31, 1997       1,000,030   $5,000    $ 1,090     165  $    (9)
------------------------------------------------------------------------------
Shares issued for
 ShareValue Trust                  11,253       56        494
Shares issued for
 incentive stock plans                587        3
Share-based compensation                                  153
Treasury shares acquired                                       37,473   (1,397)
Treasury shares issued for
 incentive stock plans, net                               (43) (1,792)      85
Tax benefit related to
 incentive stock plans                                     18
Stock appreciation rights
 expired or surrendered                                     5
ShareValue Trust market
 value adjustment                                        (570)
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------------------
Balance December 31, 1998       1,011,870   $5,059    $ 1,147  35,846  $(1,321)
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Balance December 31, 1995                  $     -            $(18)
Shares repurchased
Shares issued for acquisition
 of Rockwell aerospace
 and defense business
Shares issued for
 ShareValue Trust
Shares acquired for original
 ShareValue Trust funding          26,032   (1,171)
Shares issued for incentive
 stock plans
Treasury shares transferred
 to ShareValue Trust
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment                             (216)
Shares acquired from
 dividend reinvestment                 88       (4)
Accrued distributable appreciation             133
New issuances - unearned compensation                          (20)
Amortization and forfeitures -
 unearned compensation                                          16
Net earnings
Cash dividends declared
------------------------------------------------------------------
Balance December 31, 1996          26,120  $(1,258)           $(22)
------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, (CONTINUED)

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Shares issued
Shares issued for
 incentive stock plans
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust
 market value adjustment                       102
Shares transferred
 from ShareValue Trust                 (5)
Shares acquired from
 dividend reinvestment                270
Accrued distributable appreciation             (99)
New issuances - unearned compensation                          (29)
Amortization and forfeitures -
 unearned compensation                                          31
Net loss
Cash dividends declared
------------------------------------------------------------------
Balance December 31, 1997          26,385  $(1,255)           $(20)
------------------------------------------------------------------
Shares issued for
 ShareValue Trust                  11,253     (550)
Shares issued for
 incentive stock plans
Share-based compensation
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment                              570
Shares acquired from
 dividend reinvestment                529
Amortization and forfeitures -
 unearned compensation                                           3
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------
Balance December 31, 1998          38,167  $(1,235)           $(17)
==================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Balance December 31, 1995            $  -     $7,808
Shares repurchased                              (233)
Shares issued for acquisition
 of Rockwell aerospace
 and defense business
Shares issued for
 ShareValue Trust
Shares acquired for original
 ShareValue Trust funding
Shares issued for incentive
 stock plans
Treasury shares transferred
 to ShareValue Trust
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net earnings                                   1,818         $1,818
Cash dividends declared                         (497)
-------------------------------------------------------------------
Balance December 31, 1996            $  -     $8,896         $1,818
------------------------------------------------------=============

                     THE BOEING COMPANY AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY, (CONTINUED)
                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Shares issued
Shares issued for
 incentive stock plans
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust
 market value adjustment
Shares transferred
 from ShareValue Trust
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net loss                                        (178)         $(178)
Cash dividends declared                         (571)
-------------------------------------------------------------------
Balance December 31, 1997            $  -     $8,147          $(178)
------------------------------------------------------=============
Shares issued for
 ShareValue Trust
Shares issued for
 incentive stock plans
Share-based compensation
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings                                   1,120        $1,120
Cash dividends declared                         (561)
Minimum pension liability
 adjustment, net of tax of $14        (23)                     (23)
------------------------------------------------------------------
Balance December 31, 1998            $(23)    $8,706        $1,097
==================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                Years ended December 31, 1998, 1997 and 1996
                 (Dollars in millions except per share data)
Note 1
Summary of Significant Accounting Policies
------------------------------------------
Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in joint ventures in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, the Company's share of net earnings and losses from these ventures is included in the consolidated statements of operations. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

Sales and other operating revenues
Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of contractual billing milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain U.S. Government contracts contain profit incentives based upon performance relative to predetermined targets. Incentives based on cost performance are recorded currently, and other incentives and fee awards are recorded when the amounts can be reasonably estimated. Commercial aircraft sales are recorded as deliveries are made unless transfer of risk and rewards of ownership is not sufficient. Income associated with customer financing activities is included in sales and other operating revenues.

Contract and program accounting
In the Military Aircraft and Missiles segment and Space and Communications segment, operations principally consist of performing work under contract, predominantly for the U.S. Government and foreign governments. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue.

Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of firm contractually firm orders. Cost of sales for the 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The program method of accounting effectively amortizes or averages tooling and special equipment costs, as well as unit production, costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The initial program quantities for the 777 program and the 737-600/700/800/900 (Next-Generation 737) programs had been established at 400 units, the same initial program quantity as used for the 747, 757 and 767 programs. Deliveries for the 777 program began in 1995, and deliveries for the Next-Generation 737 program began in 1997. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity. Cost of sales for the MD-80, MD-90 and MD-11 aircraft programs is determined on a specific-unit cost method.

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

Share-based plans
In 1998 the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distribution from the ShareValue Trust, described in Note 16, have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares described in Note 16 is determined based on the market value of the Company's stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and is amortized over a five-year award period. Performance Shares were first issued in 1998. Prior to 1998, the Company recognized no expense for stock options, and ShareValue Trust expense was determined based on the change in the distributable market value of the trust. Share-based plans expenses for stock options, the ShareValue Trust, Performance Shares and other share-based awards are offset by a credit to additional paid-in capital.

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

Postretirement benefits
The Company's funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are generally based on age at retirement, the employee's annual earnings indexed at the U.S. Treasury 30-year bond rate, and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

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

Property, plant and equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; and machinery and equipment, from 3 to 13 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years' digits.

Goodwill
Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is being amortized by the straight-line method over 30 years. Recoverability of the unamortized goodwill balance is based upon assessment of related operational cash flows.

Note 2
Mergers and Acquisitions
------------------------
Merger with McDonnell Douglas Corporation
On August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The Company issued 277.3 million shares in connection with the merger. The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded.

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

Note 3
Special Charges - Douglas Products
Valuation Adjustment
----------------------------------
In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial aircraft product lines and recorded a special charge of $1,400 relative to these decisions. The charge principally represents an inventory valuation adjustment based on post-merger assessments of the market conditions and related program decisions and commitments. Also included in the charge were valuation adjustments in connection with customer financing assets. The applicable programs currently in production are the MD-11 trijet and the MD- 80 and MD-90 twinjets. Additionally, the MD-95 twinjet, now referred to as the 717 model program, is currently in development, with first delivery scheduled for 1999. The MD-80 and MD-90 twinjets and the MD-11 trijet will continue to be produced through 2000.

Note 4
Earnings from Joint Ventures
----------------------------
Operating costs and expenses in the Consolidated Statements of Operations include costs of $127, $102 and $53 for the years ending December 31, 1998, 1997 and 1996, respectively, representing the Company's share of losses from joint venture arrangements in the developmental stages accounted for under the equity method. The Company's principal joint venture arrangement in the developmental stages is a 40% partnership in the Sea Launch program, a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners.

Additionally, the Company recognized income of $60, $59 and $2 for the years ending December 31, 1998, 1997 and 1996, respectively, attributable to non-developmental joint venture arrangements. The Company's 50% partnership with Lockheed Martin in United Space Alliance is the principal non-developmental joint venture arrangement. United Space Alliance is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force.

Note 5
Earnings per Share
------------------
The weighted average number of shares outstanding (in millions) used to compute basic earnings per share were 966.9, 970.1 and 968.7 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average number of shares outstanding (in millions) used to compute diluted earnings per share were 976.7, 970.1 and 981.9 for the same respective years. Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on that same number of shares plus additional dilutive shares representing stock distributable under stock option plans computed using the treasury stock method plus contingently issuable shares from other share-based plans. Because 1997 results reflected a net loss from continuing operations, both basic and diluted earnings per share were calculated based on the same weighted average number of shares for that year.

Note 6
Accounts Receivable
-------------------
Accounts receivable at December 31 consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
U.S. Government contracts                                   $2,058      $2,053
Other                                                        1,230       1,068
------------------------------------------------------------------------------
                                                            $3,288      $3,121
==============================================================================

Accounts receivable included the following as of December 31, 1998 and 1997, respectively: amounts not currently billable of $381 and $587 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($109 and $161 not expected to be collected within one year); $93 and $341 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($66 and $333 not expected to be collected within one year); and $48 and $62 of other receivables not expected to be collected within one year.

Note 7
Inventory
---------
Inventories at December 31 consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts
 in progress                                              $ 24,812    $ 26,566
Commercial spare parts, general
 stock materials and other                                   2,162       1,869
------------------------------------------------------------------------------
                                                            26,974      28,435
Less advances and
 progress billings                                         (18,625)    (19,468)
------------------------------------------------------------------------------
                                                          $  8,349    $  8,967
==============================================================================

As of December 31, 1998, there were no significant excess deferred production costs (inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in
Note 1) or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 and the Next-Generation 737 programs. The program quantity for the 777 and the Next-Generation 737 programs for determining cost of sales based on estimated average total cost (including inventory production costs and tooling) and revenue was initially established at 400 units. In 1998 the accounting quantity for the Next-Generation 737 program was extended beyond the initial program quantity. The current accounting quantity for the Next-Generation 737 program is 1,200 units.

Inventory costs at December 31, 1998, included unamortized tooling of $2,022 and $760 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,654 and $329 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 1997, included unamortized tooling of $2,678 and $809 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $2,384 relating to the 777 program. Firm backlog for both the 777 and Next-Generation 737 programs is sufficient to recover all significant amounts of excess deferred production costs as of December 31, 1998; however, such deferred costs are recognized over the current program accounting quantity in effect at the date of reporting.

Interest capitalized as construction-period tooling costs amounted to $20, $33 and $30 in 1998, 1997 and 1996, respectively.

As of December 31, 1998 and 1997, inventory balances included $231 subject to claims or other uncertainties primarily relating to the A-12 program. See Note 21.

The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 22.

Note 8
Customer and Commercial Financing
---------------------------------
Customer and commercial financing at December 31 consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                          $  859      $  647
  Investment in sales-type/
   financing leases                                          1,325       1,517
  Operating lease equipment,
   at cost, less accumulated
   depreciation of $195 and $230                             2,201       1,220
Commercial equipment financing
  Notes receivable                                             534         317
  Investment in sales-type/
   financing leases                                            548         536
  Operating lease equipment,
   at cost, less accumulated
   depreciation of $129 and $120                               510         571
------------------------------------------------------------------------------
Less valuation allowance                                      (266)       (208)
------------------------------------------------------------------------------
                                                            $5,711      $4,600
==============================================================================

Customer and commercial financing assets that are leased by the Company under capital leases and have been subleased to others totaled $333 and $342 as of December 31, 1998 and 1997. Commercial equipment financing under operating lease consists principally of real property, highway vehicles, machine tools and production equipment. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

Scheduled payments on customer and commercial financing are as follows:

                                                     Sales-type/     Operating
                                     Principal   Financing Lease         Lease
                                   Payments on          Payments      Payments
Year                          Notes Receivable        Receivable    Receivable
------------------------------------------------------------------------------
1999                                      $346              $522          $240
2000                                       280               225           161
2001                                        92               216           146
2002                                       126               187           136
2003                                        87               175           132
Beyond 2003                                462             1,037         1,107

The components of investment in sales-type/financing leases at December 31 were as follows:

                                                              1998        1997
------------------------------------------------------------------------------
Minimum lease payments
 receivable                                                 $2,362     $ 2,754
Estimated residual value
 of leased assets                                              438         519
Unearned income                                               (927)     (1,220)
------------------------------------------------------------------------------
                                                            $1,873     $ 2,053
==============================================================================

The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $62 of customer financing receivables as of December 31, 1998. Interest rate swaps on financing receivables are settled on the same dates interest is due on the underlying receivables and principally swap the interest rate from a fixed to a variable rate.

Interest rates on fixed-rate notes ranged from 5.06% to 12.43%, and effective interest rates on variable-rate notes ranged from 0.03% to 4.50% above the London Interbank Offered Rate (LIBOR).

Sales and other operating revenues included interest income associated with notes receivable and sales-type/financing leases of $205, $217 and $195 for 1998, 1997 and 1996, respectively.

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

Note 9
Property, Plant and Equipment
-----------------------------
Property, plant and equipment at December 31 consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
Land                                                      $    499    $    530
Buildings                                                    8,244       8,133
Machinery and equipment                                     10,521       9,940
Construction in progress                                       977         691
------------------------------------------------------------------------------
                                                            20,241      19,294
Less accumulated depreciation                              (11,652)    (10,903)
------------------------------------------------------------------------------
                                                          $  8,589    $  8,391
==============================================================================

Depreciation expense was $1,386, $1,266 and $1,132 for 1998, 1997 and 1996,
respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $45, $28 and $28 in 1998, 1997 and 1996, respectively.

Rental expense for leased properties was $349, $308 and $242 for 1998, 1997 and 1996, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $737 at December 31, 1998. Payments, net of sublease amounts, due during the next five years are as follows:

                 1999     2000     2001     2002     2003
                 ----------------------------------------
                 $192     $148     $100      $78      $66
                 ========================================

Note 10
Goodwill
--------
As of December 31, goodwill associated with the December 1996 acquisition of Rockwell's aerospace and defense business units consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
Goodwill                                                    $2,486      $2,486
Less cumulative amortization                                  (174)        (91)
------------------------------------------------------------------------------
                                                            $2,312      $2,395
==============================================================================

Note 11
Income Taxes
------------
The provision for taxes on income consisted of the following:

Year ended December 31,                           1998        1997        1996
------------------------------------------------------------------------------
U.S. Federal
  Taxes paid or
   currently payable                             $ 370       $ 103        $689
  Change in deferred taxes                        (124)       (253)        (78)
------------------------------------------------------------------------------
                                                   246        (150)        611
State
  Taxes paid or
   currently payable                                33           9          57
  Change in deferred taxes                          (2)        (22)         (6)
------------------------------------------------------------------------------
                                                    31         (13)         51
------------------------------------------------------------------------------
Income tax
 provision (benefit)                             $ 277       $(163)       $662
==============================================================================

The following is a reconciliation of the income tax provision (benefit) computed by applying the U.S. federal statutory rate of 35 percent to the recorded income tax provision:

                                                  1998        1997        1996
------------------------------------------------------------------------------
U.S. federal statutory tax                       $ 489       $(119)      $ 868
Foreign Sales Corporation
 tax benefit                                      (130)        (79)       (110)
Research benefit                                   (70)         (8)         (4)
Prior years' research
 benefit settlement                                (57)
Prior years' investment
 tax credit                                                                (95)
Prior years' tax adjustment                         (8)        (23)        (30)
Nondeductibility of
 goodwill and merger costs                          31          71           2
State income tax provision,
 net of effect on
 U.S. federal tax                                   31          (9)         31
Other provision adjustments                         (9)          4
------------------------------------------------------------------------------
Income tax
 provision (benefit)                             $ 277       $(163)      $ 662
==============================================================================

The deferred tax assets, net of deferred tax liabilities, resulted from temporary tax differences associated with the following:

Year ended December 31,                           1998        1997        1996
------------------------------------------------------------------------------
Inventory and long-term
 contract methods
 of income recognition                         $   800     $ 1,186     $   999
Pension benefit accruals                        (1,179)     (1,152)     (1,026)
Retiree health care accruals                     1,771       1,806       1,712
Other employee
 benefits accruals                                 415         318         339
Customer and
 commercial financing                               99        (378)       (519)
------------------------------------------------------------------------------
Net deferred tax assets                        $ 1,906     $ 1,780     $ 1,505
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

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and IRS examinations have been completed through 1987. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The Company has also filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. If the Company were to prevail, the refund would include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for these years.

The Company believes adequate provision has been made for all open years.

Income tax payments were $85, $219 and $648 in 1998, 1997 and 1996, respectively.

Note 12
Accounts Payable and Other Liabilities
--------------------------------------
Accounts payable and other liabilities at December 31 consisted of the following:

                                                              1998        1997
------------------------------------------------------------------------------
Accounts payable                                           $ 5,263     $ 5,609
Accrued compensation and
 employee benefit costs                                      2,326       2,154
Lease and other deposits                                       539         819
Other                                                        2,605       2,966
------------------------------------------------------------------------------
                                                           $10,733     $11,548
==============================================================================

Note 13
Debt
----
Debt at December 31 consisted of the following:
                                                              1998        1997
------------------------------------------------------------------------------
Unsecured debentures and notes:
 7 5/8% due Feb. 17, 1998                                   $    -      $  301
 8 7/8% due Sep. 15, 1999                                      304         311
 8.25% due Jul. 1, 2000                                        200         200
 8 3/8% due Feb. 15, 2001                                      180         182
 7.565% due Mar. 30, 2002                                       54
 9.25% due Apr. 1, 2002                                        120         120
 6 3/4% due Sep. 15, 2002                                      298         297
 6.35% due Jun. 15, 2003                                       299         299
 7 7/8% due Feb. 15, 2005                                      208         209
 6 5/8% due Jun. 1, 2005                                       292         291
 6.875% due Nov. 1, 2006                                       248         248
 8 1/10% due Nov. 15, 2006                                     175         175
 9.75% due Apr. 1, 2012                                        348         348
 8 3/4% due Aug. 15, 2021                                      398         398
 7.95% due Aug. 15, 2024                                       300         300
 7 1/4% due Jun. 15, 2025                                      247         247
 8 3/4% due Sep. 15, 2031                                      248         248
 8 5/8% due Nov. 15, 2031                                      173         173
 6 5/8% due Feb. 15, 2038                                      300
 7.50% due Aug. 15, 2042                                       100         100
 7 7/8% due Apr. 15, 2043                                      173         173
 6 7/8% due Oct. 15, 2043                                      125         125
Senior debt securities
 6.0% - 9.4%, due through 2011                                  55         148
Senior medium-term notes,
 5.5% - 13.6%, due through 2017                              1,320       1,129
Subordinated medium-term notes,
 5.5% - 8.3%, due through 2004                                  55          70
Capital lease obligations,
 due through 2008                                              433         500
Other notes                                                    319         262
------------------------------------------------------------------------------
                                                            $6,972      $6,854
==============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. Maturities of long-term debt for the next five years are as follows:
                 1999     2000     2001     2002     2003
                 ----------------------------------------
                 $650     $429     $442     $684     $519
                 ========================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements.

During the fourth quarter of 1997, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, filed a shelf registration statement with the Securities and Exchange Commission for up to $1,200 aggregate principal amount of debt securities. As of December 31, 1998, $571 has been drawn on this shelf registration. In addition, BCC has $240 available but unused under a credit line agreement with a group of commercial banks. At December 31, 1998 and 1997, borrowings under commercial paper and uncommitted short-term bank facilities totaling $172 and $98 were supported by available unused commitments under the revolving credit agreement. Total consolidated debt attributable to BCC amounted to $1,971 and $1,798 as of December 31, 1998 and 1997.

The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%. The swap arrangement results in semi-annual interest rate payments at LIBOR, and is scheduled to settle when the underlying note matures. Additionally, BCC has interest rate swaps totaling $350 relating to capital lease obligations and $80 relating to medium-term notes. The swaps attributable to capital lease obligations have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. Of the swaps attributable to medium-term notes, $50 have a receive rate that is fixed, and a pay rate that is floating based on LIBOR; and $30 have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. Interest rate swaps on these capital lease obligations and medium-term notes are settled on the same dates interest is due on the underlying obligations.

BCC has available approximately $60 in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1998 and 1997, borrowings on these credit facilities totaled $50 and $18.

Total debt interest, including amounts capitalized, was $520, $573 and $450 for the years ended December 31, 1998, 1997 and 1996, and interest payments were $514, $588 and $436, respectively.

Note 14
Postretirement Plans
--------------------
The following table reconciles the funded status of both pensions and other postretirement benefits (OPB), principally retiree health care, to the balance on the Consolidated Statements of Financial Position. Plan assets consist primarily of equities, fixed income obligations and cash equivalents. Boeing stock represents less than 1% of the fair value of plan assets. The pension benefit obligations and plan assets shown in the table are valued as of September 30.

                                                                Other
                                          Pensions     Postretirement Benefits
                                       --------------  -----------------------
                                       1998      1997           1998      1997
------------------------------------------------------------------------------
Benefit obligation
  Beginning balance                 $25,845   $24,212        $ 4,008   $ 3,742
   Service cost                         573       506             81        86
   Interest cost                      1,793     1,727            271       274
   Plan participants'
    contributions                         1         1
   Amendments                           489         4
   Actuarial loss                     1,862       815            330       143
   Benefits paid                     (1,676)   (1,420)          (272)     (237)
------------------------------------------------------------------------------
  Ending balance                    $28,887   $25,845        $ 4,418   $ 4,008
==============================================================================
Plan assets - fair value
  Beginning balance                 $33,119   $28,259
   Actual return on plan assets       1,146     5,932
   Company contributions                 18       345
   Plan participants'
    contributions                         1        1
   Benefits paid                     (1,659)  (1,409)
   Exchange rate adjustment             (16)      (9)
------------------------------------------------------------------------------
  Ending balance                    $32,609  $33,119
==============================================================================
Reconciliation of funded status
 to net amount recognized
  Funded status - plan assets
   in excess of (less than)
   benefit obligation               $ 3,722  $ 7,274         $(4,418)  $(4,008)
  Unrecognized net actuarial gain    (1,699)  (4,938)            (21)     (352)
  Unrecognized prior service costs    1,491    1,066            (392)     (436)
  Unrecognized net transition asset    (241)    (331)
------------------------------------------------------------------------------
Net amount recognized               $ 3,273  $ 3,071         $(4,831)  $(4,796)
==============================================================================
Amount recognized in statement
 of financial position
  Prepaid benefit cost              $ 3,513  $ 3,271
  Intangible asset                      105
  Accumulated other
   comprehensive income                  37
  Accrued benefit liability            (382)    (200)        $(4,831)  $(4,796)
------------------------------------------------------------------------------
Net amount recognized                $3,273   $3,071        $ (4,831)  $(4,796)
==============================================================================

Components of net periodic benefit costs and other supplemental information were as follows:

Year ended December 31,                           1998        1997        1996
------------------------------------------------------------------------------
Components of net periodic
 benefit cost - Pensions
Service cost                                  $    573     $   506     $   429
Interest cost                                    1,793       1,727       1,161
Expected return on plan assets                  (2,507)     (2,163)     (1,397)
Amortization of transition asset                   (86)        (86)
Amortization of prior service cost                 101         101
Recognized net actuarial loss (gain)                 5         (20)          2
------------------------------------------------------------------------------
Net periodic benefit cost (income)            $   (121)    $    65     $   195
==============================================================================

Year ended December 31,                           1998        1997        1996
------------------------------------------------------------------------------
Components of net periodic
 benefit cost - OPB
Service cost                                  $     81     $    86     $    97
Interest cost                                      271         274         219
Amortization of prior service cost                 (45)        (45)        (45)
Recognized net actuarial loss (gain)               (16)        (22)         17
------------------------------------------------------------------------------
Net periodic benefit cost                     $    291     $   293     $   288
==============================================================================

Weighted average assumptions
as of December 31,                                1998        1997        1996
------------------------------------------------------------------------------
Discount rate:
 pensions and OPB                                6.50%       7.00%       7.36%
Expected return on
 plan assets                                     8.75%       8.33%       8.46%
Rate of compensation
 increase                                        4.50%       5.00%       5.07%

Effect of 1% change in
assumed health care costs                         1998        1997        1996
------------------------------------------------------------------------------
Effect on total of service
 and interest cost
   1% increase                                   $  44       $  43       $  41
   1% decrease                                     (39)        (38)        (36)
Effect on postretirement
 benefit obligation
   1% increase                                     452         410         377
   1% decrease                                    (406)       (368)       (336)

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

The Company has an agreement with the Government with respect to certain of the Company pension plans. Under the agreement, should the Company terminate any of the plans under conditions in which the plan's assets exceed that plan's obligations, the Government will be entitled to a fair allocation of any of the plan's assets based on plan contributions that were reimbursed under Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% nondeductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

Effective January 1, 1999, two new pension plans were created for the salaried, non-represented employees of pre-merger Boeing and McDonnell Douglas. Assets and liabilities associated with benefits earned through 1998 were transferred to the new plans, which provide substantially the same benefit levels as the prior plans. The change in projected benefit obligations as a result of establishing the two plans is $420, which is reflected in the "amendments" line in the table above that reconciles the benefit obligation balance.

The Company has certain unfunded and partially funded plans with a projected benefit obligation of $688 and $387; plan assets of $243 and $56; and unrecognized prior services costs and actuarial losses of $240 and $131 as of December 31, 1998 and 1997. The net provision for these plans was $52 and $49 for 1998 and 1997.

The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. The provision for these defined contribution plans in 1998, 1997 and 1996 was $417, $361 and $287, respectively.

The Company's postretirement benefits other than pensions consist principally of health care coverage for eligible retirees and qualifying dependents and, to a lesser extent, life insurance for certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.

Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 6.9% annual rate for 1998, decreasing to a 4.5% annual growth rate by 2010.

Note 15
Shareholders' Equity
--------------------
In August 1998, the Board of Directors approved a resolution authorizing management to repurchase up to 15% of the Company's issued and outstanding stock as of June 30, 1998 (excluding shares held by the ShareValue Trust), which would amount to 145,899,000 shares. As of December 31, 1998, 35,195,000 shares had been repurchased pursuant to this resolution.

Twenty million shares of authorized preferred stock remain unissued.

Note 16
Share-Based Plans
-----------------
The Share-based plans expense caption on the Consolidated Statements of Operations represents the total expense recognized for all company plans that are payable only in stock. These plans are described below.

In 1998 the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Had the Company not adopted SFAS No. 123, 1998 net earnings would have been $1,229, and basic and diluted earnings per share would have been $1.27 and $1.26. The following table compares 1997 and 1996 results as reported to the results had the Company adopted the expense recognition provision of SFAS No. 123:
                                                              1997        1996
------------------------------------------------------------------------------
Net earnings (loss)
 As reported                                                 $(178)     $1,818
 Pro forma under SFAS No. 123                                 (332)      1,852
------------------------------------------------------------------------------
Basic earnings (loss) per share
 As reported                                                 $(.18)     $ 1.88
 Pro forma under SFAS No. 123                                 (.34)       1.91
------------------------------------------------------------------------------
Diluted earnings (loss) per share
 As reported                                                 $(.18)     $ 1.85
 Pro forma under SFAS No. 123                                 (.34)       1.89
------------------------------------------------------------------------------

Performance Shares
Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 182.4%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Shares awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, in its discretion, allow vesting of up to 100% of the target Performance Shares if the Company's total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

As of December 31, 1998, the following number of Performance Shares were outstanding: 3,586,268 at an issue price of $50 11/16 and an expiration date of February 23, 2003; and 45,771 at an issue price of $33 9/16 and an expiration date of December 14, 2003. The Company recognized a share-based expense of $38 in 1998 attributable to Performance Shares.

Other stock unit awards
The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,161,652, 301,631 and 376,628 as of December 31, 1998, 1997 and 1996, respectively.

ShareValue Trust
The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 1998, the Trust had acquired 26,025,460 shares of the Company's common stock, equivalent to $1,150 of market value based upon the average price per share on June 28, 1996, which was $44 3/16, plus 11,253,197 shares of stock, equivalent to $550 of market value based upon the average price per share on January 1, 1998, which was $48 7/8. The Trust has additionally acquired 887,944 shares representing reinvested dividends, net of shares used to pay the nominal administrative costs borne by the Trust.

Two investment periods began on July 1, 1996. One period was established with a duration of two years through June 30, 1998, and the other with a duration of four years through June 30, 2000. Each period was allocated one-half of the total shares. At the end of each initial investment period, a new four-year investment period will begin, resulting in overlapping periods with potential distributions every two years. The Trust fund market value after distribution will be the base from which the distributable market value appreciation over the threshold for the succeeding investment period will be determined. On June 30, 1998, the first investment period of the Trust ended with a fund appreciation insufficient to generate a distribution to employees.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. The Company recognized a share-based expense of $72, $(99) and $133 for the years 1998, 1997 and 1996, respectively, attributable to the ShareValue Program. The 1998 ShareValue Trust expense was calculated under the provisions of SFAS No. 123.

Stock options
The Company's 1997 Incentive Stock Plan permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries. Under the terms of the plan, 30,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 plan will terminate on April 30, 2007. As of December 31, 1998, no SARs have been granted under the 1997 plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of the Company or its subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these three plans.

Options and SARs have been granted with an exercise price equal to the fair market value of the Company's stock on the date of grant and expire ten years after the grant date. Vesting is generally over a five-year period, with portions of a grant becoming exercisable at one year, three years and five years after the grant date. SARs, which have been granted only under the 1988 and 1984 plans, were granted in tandem with stock options; therefore, exercise of the SAR cancels the related option and exercise of the option cancels the attached SAR.

In 1994, McDonnell Douglas shareholders approved the 1994 Performance Equity Incentive Plan. Restricted stock issued under this plan prior to 1997 vested upon the merger between McDonnell Douglas and The Boeing Company. As of December 31, 1998, a total of 594,000 shares had been granted, and 454,285 remain restricted. Substantially all compensation relating to these restricted shares is being amortized to expense over a period of six years. Unearned compensation is reflected as a component of shareholders' equity.

Information concerning stock options issued to directors, officers and other employees is presented in the following table.

                             1998               1997               1996
                         -----------------------------------------------------
                                Weighted           Weighted           Weighted
                                 Average            Average            Average
                                Exercise           Exercise           Exercise
(Shares in thousands)    Shares    Price    Shares    Price    Shares    Price
------------------------------------------------------------------------------
Number of shares
 under option:
  Outstanding at
   beginning of year     27,705   $32.36    26,525   $25.47    28,754   $20.19
  Granted                 3,772    52.72     6,320    53.16     6,692    40.32
  Exercised              (2,493)   20.77    (4,502)   21.77    (8,356)   19.34
  Canceled or expired      (255)   46.35      (223)   47.84      (233)   35.92
  Exercised as SARs         (76)   19.27      (415)   15.21      (332)   13.70
                         ------             ------             ------
  Outstanding at
   end of year           28,653    36.03    27,705    32.36    26,525    25.47
==============================================================================
  Exercisable at
   end of year           15,577   $29.57    12,277   $24.09    12,412   $20.13
==============================================================================

As of December 31, 1998, 21,681,000 shares were available for grant under the 1997 Incentive Stock Plan, and 9,548,000 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands).

                                                Options Outstanding
                                    ------------------------------------------
                                                      Weighted
                                                       Average        Weighted
                                                     Remaining         Average
Range of                                           Contractual        Exercise
Exercise Prices                      Shares        Life (years)          Price
------------------------------------------------------------------------------
$10 to $19                            4,315                4.5          $16.35
$20 to $29                            8,480                5.0           23.32
$30 to $39                            1,779                7.1           38.44
$40 to $49                            4,598                7.4           41.25
$50 to $59                            9,481                8.7           53.37
------------------------------------------------------------------------------
                                     28,653
==============================================================================

                                                         Options Exercisable
                                                        ----------------------
                                                                      Weighted
                                                                       Average
Range of                                                              Exercise
Exercise Prices                                         Shares           Price
------------------------------------------------------------------------------
$10 to $19                                               3,847          $16.61
$20 to $29                                               6,673           23.29
$30 to $39                                                 101           37.68
$40 to $49                                               2,148           41.04
$50 to $59                                               2,808           53.18
------------------------------------------------------------------------------
                                                        15,577
==============================================================================

The Company has determined the weighted average fair values of stock-based arrangements granted, including the ShareValue Trust, during 1998, 1997 and 1996 to be $19.99, $20.67 and $8.39, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions.

                                                             Expected
                                      Grant        ---------------------------
                                       Date        Option Term      Volatility
------------------------------------------------------------------------------
1998                                4/13/98            9 years             20%
------------------------------------------------------------------------------
1997                                1/13/97            9 years             19%
                                    2/24/97            9 years             19%
------------------------------------------------------------------------------
1996                                1/11/96            5 years             17%
                                     7/1/96            2 years             17%
                                     7/1/96            4 years             17%
                                    2/26/96            9 years             21%
==============================================================================

                                      Grant           Expected       Risk-Free
                                       Date     Dividend Yield   Interest Rate
------------------------------------------------------------------------------
1998                                4/13/98               1.1%            5.9%
------------------------------------------------------------------------------
1997                                1/13/97               1.1%            6.6%
                                    2/24/97               1.1%            6.6%
------------------------------------------------------------------------------
1996                                1/11/96               1.3%            5.3%
                                     7/1/96                 -             6.3%
                                     7/1/96                 -             6.3%
                                    2/26/96               1.2%            6.0%
==============================================================================

The Company recognized a share-based expense of $31 in 1998 attributable to stock options with an offset to additional paid-in capital, and recognized no expense in 1997 and 1996.

Note 17
Derivative Financial Instruments
--------------------------------
The derivative financial instruments held by the Company at December 31, 1998, consisted of simple and specifically tailored interest rate swaps and foreign currency forward contracts. The Company does not trade in derivatives for speculative purposes.

The interest rate swaps, which are associated with certain customer financing receivables and long-term debt, are designed to achieve a desired balance of fixed and variable rate positions. These swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 8, Note 13 and Note 20.)

Foreign currency forward contracts are entered into to hedge specific receipt and expenditure commitments made in foreign currencies. As of December 31, 1998, the notional amount of foreign currency forward contracts through 2002 denominated in foreign currencies was $395, with unrealized gains, net of unrealized losses, of $2.

The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of derivative financial instruments.

Note 18
Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, and participation in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2004 totaled $6,239 and $6,029 as of December 31, 1998 and 1997. The Company anticipates that not all of these commitments will be used and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $163 and $132 as of December 31, 1998 and 1997.

Participations in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables totaled $62 and $64 as of December 31, 1998 and 1997.

The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $1,426 ($730 associated with commercial aircraft and collateralized) and $955 ($660 associated with commercial aircraft and collateralized) as of December 31, 1998 and 1997.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral, totaled $444 and $470 as of December 31, 1998 and 1997. These asset value guarantees relate to commercial aircraft and are collateralized.

Note 19
Significant Group Concentrations of Credit Risk
-----------------------------------------------
Financial instruments involving potential credit risk are predominantly with commercial airline customers and the U.S. Government. As of December 31, 1998, off-balance-sheet financial instruments described in Note 18 predominantly related to commercial aircraft customers. Of the $8,999 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position, $4,871 related to commercial aircraft customers and $2,058 related to the U.S. Government. No single commercial airline customer is associated with more than 17% of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

Of the $4,871 of commercial accounts receivable and aircraft customer financing, $3,511 related to customers the Company believes have less than investment-grade credit. Similarly, of the $6,239 of irrevocable financing commitments related to aircraft on order including options, $4,067 related to customers the Company believes have less than investment-grade credit.

The Company has customer financing and commitments to arrange for future financing with Trans World Airlines (TWA) totaling $2,363. TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, which restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. Further deterioration of TWA's financial condition could adversely affect the performance of customer financing extended to TWA; however, based on the Company's assessment of the underlying collateral position held by the Company, possible future non-performance of financing currently extended to TWA would not have a material adverse impact on the Company's liquidity or results of operations.

Note 20
Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------
As of December 31, 1998 and 1997, the carrying amount of accounts receivable was $3,288 and $3,121, and the fair value of accounts receivable was estimated to be $3,239 and $3,033. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 1998 and 1997, the carrying amount of debt, net of capital leases, was $6,539 and $6,354, and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $7,198 and $6,996. The Company's debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1998.

Note 21
Contingencies
-------------
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings exclusive of special charges. Such accruals as of December 31, 1998, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991 the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At December 31, 1998, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. On December 5, 1997, the Court issued an opinion confirming its preliminary holding that plaintiffs were entitled to certain adjustments to the contract funding, increasing the plaintiffs' possible recovery to $1,200. On March 31, 1998, the Court entered a judgment, pursuant to a March 30, 1998, opinion and order, determining that plaintiffs were entitled to be paid that amount, plus statutory interest from June 26, 1991, until paid.

Although the Government has appealed the resulting judgment, the Company believes the judgment will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, could result in pretax income that would more than offset the $350 loss provision established in 1990.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit named as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of
Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The
Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On June 6, 1998, sixteen African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in the U.S. District Court for the Western District of Washington (Washington Class Action) alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania (Philadelphia Class Action) alleging, on the basis of race, discrimination in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court denied plaintiffs' motion seeking class certification, but allowed plaintiffs to renew their motion upon completion of class discovery.

On January 25, 1999, the U.S. District Court in the Western District of Washington entered an order preliminarily approving a proposed Consent Decree, which settles both the Washington Class Action and the Philadelphia Class Action, along with a multi-plaintiff racial discrimination lawsuit. The order, inter alia, conditionally certified a nationwide class of 20,000 current and former African American Boeing (including all U.S. subsidiaries and former McDonnell Douglas Corporation and Rockwell International) employees. If approved by the Court, the Company will pay $15 allocated in a manner described in the proposed Consent Decree. The Company will devise systems changes that will inform hourly employee class members about the promotion selection process, and which employee was awarded a certain promotion; provide training and other programs to assist employees with career development; employ a consultant to assess these system changes; implement across the system a revised first-level management selection process and revised internal complaint process; and implement enforcement procedures to maintain a harassment-free workplace.

A hearing is set for May 26, 1999, to determine the fairness of the proposed Consent Decree, and if so determined, for the Court to approve the Consent Decree. The Company believes that the proposed Consent Decree, if approved, will not have a materially adverse effect on its earnings, cash flow or financial position.

Note 22
Segment Information
-------------------
Segment information may be found on pages 52 - 56.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    QUARTERLY FINANCIAL DATA (UNAUDITED)



(Dollars in millions except per share data)

                                 1998                           1997
                    -----------------------------------------------------------
Quarter             4th     3rd     2nd     1st     4th     3rd     2nd     1st
===============================================================================
Sales and other
 operating
 revenues       $17,099 $12,721 $13,389 $12,945 $11,727 $11,371 $12,343 $10,359

Earnings from
 operations         602     430     416     119    (782) (1,019)    707     838

Net earnings        465     347     258      50    (498)   (696)    476     540

Basic earnings
 per share          .49     .36     .26     .05    (.51)   (.72)    .49     .56

Diluted earnings
 per share          .48     .36     .26     .05    (.51)   (.72)    .48     .55
-------------------------------------------------------------------------------

Cash dividends
 per share          .14     .14     .14     .14     .14     .14     .14     .14
-------------------------------------------------------------------------------

Market price:
   High           44.00   50.13   56.25   54.75   55.25   60.50   58.00   57.25
   Low            29.50   30.38   42.13   42.81   43.00   51.31   47.00   49.31
   Quarter end    32.63   34.31   44.56   52.13   48.94   54.44   53.06   49.31
===============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                              FIVE-YEAR SUMMARY

(Dollars in millions except per share data)

                                      1998     1997     1996     1995     1994
==============================================================================
Operations
Sales and other operating revenues
  Commercial Airplanes             $35,545  $26,929  $19,916  $17,511  $19,778
  Military Aircraft and Missiles    12,990
  Space and Communications           6,889
                                   -------
  Information, Space and Defense
   Systems                          19,879   18,125   14,934   14,849   14,676
  Customer and Commercial
   Financing/Other                     730      746      603      600      515
------------------------------------------------------------------------------
    Total                          $56,154  $45,800  $35,453  $32,960  $34,969
------------------------------------------------------------------------------
Net earnings (loss)                $ 1,120  $  (178) $ 1,818  $   (36) $ 1,483
  Basic earnings
   (loss) per share (a)               1.16     (.18)    1.88     (.04)    1.50
  Diluted earnings
   (loss) per share (a)               1.15     (.18)    1.85     (.04)    1.48
------------------------------------------------------------------------------
Net earnings excluding share-based
 plans and special charges (b)     $ 1,216  $   632  $ 1,905  $ 1,479  $ 1,483
  Diluted earnings per share (a)      1.25      .64     1.94     1.49     1.48
  Percent of sales                    2.2%     1.4%     5.4%     4.5%     4.2%
------------------------------------------------------------------------------
Cash dividends paid                $   564  $   557  $   480  $   434  $   395
 Per share                             .56      .56      .55      .50      .50
------------------------------------------------------------------------------
Other income, principally interest     283      428      388      280      194
------------------------------------------------------------------------------
Research and development expense     1,895    1,924    1,633    1,674    2,076
General and administrative expense   1,993    2,187    1,819    1,794    1,776
------------------------------------------------------------------------------
Additions to plant and
 equipment, net                      1,584    1,391      971      747      883
Depreciation of plant and equipment  1,386    1,266    1,132    1,172    1,294
------------------------------------------------------------------------------
Employee salaries and wages         12,074   11,287    9,225    8,688    9,037
Year-end workforce                 231,000  238,000  211,000  169,000  183,000
==============================================================================
Financial position at December 31
Total assets                       $36,672  $38,024  $37,880  $31,877  $32,259
Working capital                      2,953    5,111    7,783    7,490    6,299
Net plant and equipment              8,589    8,391    8,266    7,927    8,399
------------------------------------------------------------------------------
Cash and short-term investments      2,462    5,149    6,352    4,527    3,064
Total debt                           6,972    6,854    7,489    5,401    5,247
Customer and commercial
 financing assets                    5,711    4,600    3,888    4,212    5,408
------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

(Dollars in millions except per share data)

                                      1998     1997     1996     1995     1994
==============================================================================
Shareholders' equity                12,316   12,953   13,502   12,527   13,173
 Per share                           13.13    13.31    13.96    12.80    13.37
Common shares outstanding
 (in millions)(a)                    937.9    973.5    967.2    978.6    985.3
==============================================================================
Contractual backlog
Commercial Airplanes              $ 86,057 $ 93,788 $ 86,151  $73,715  $68,158
Military Aircraft and Missiles      17,007
Space and Communications             9,832
                                  --------
Information, Space and Defense
 Systems                            26,839   27,852   28,022   21,773   18,798
------------------------------------------------------------------------------
    Total                         $112,896 $121,640 $114,173  $95,488  $86,956
==============================================================================

Cash dividends have been paid on common stock every year since 1942.

(a) Computation excludes outstanding shares held by the ShareValue Trust.

(b) Special charges include $600 pretax special retirement charge and $1,838 pretax charge associated with the MD-11 program in 1995, and $1,400 pretax charge associated with Douglas products in 1997.

    Market for Registrant's Common Equity and Related Stockholder Matters

THE BOEING COMPANY GENERAL OFFICES
The Boeing Company
7755 East Marginal Way South
Seattle, WA 98108
(206) 655-2121

TRANSFER AGENT, REGISTRAR AND DIVIDEND PAYING AGENT
The transfer agent is responsible for shareholder records, issuance of stock certificates, distribution of dividends and IRS Form 1099. Requests concerning these or other related shareholder matters are most efficiently answered by contacting:

BankBoston, N.A.
c/o EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
(888) 777-0923 (toll-free for domestic U.S. callers)
(781) 575-3400 (call collect for non-U.S. callers)

Boeing shareholders can also obtain answers to frequently asked questions
(FAQ), such as transfer instructions, direct deposit of dividends, and terms of the Dividend Reinvestment and Stock Purchase Plan through EquiServe's home page at http://www.equiserve.com.

ANNUAL MEETING
The annual meeting of Boeing shareholders will be held at The Westin Los Angeles Airport Hotel, 5400 West Century Boulevard, Los Angeles, California, at 10:00 a.m. Pacific time on Monday, April 26, 1999. Formal notice of the meeting, proxy statement, form of proxy, and annual report were mailed to shareholders beginning March 19, 1999.

ELECTRONIC PROXY RECEIPT AND VOTING
Shareholders now have the option of voting their proxies by Internet or telephone, instead of returning their proxy cards through the mail. Instructions are in the proxy statement and attached to the proxy card for the 1999 annual meeting.

Registered shareholders can go to http://www.econsent.com/ba to sign up to receive their annual report and proxy statement in an electronic format in the future. Beneficial owners may contact the brokers or banks who hold their stock to find out whether electronic receipt is available. If you choose electronic receipt, you will not receive the paper form of the annual report and proxy statement. Instead, you will receive notice by e-mail when the materials are available on the Internet.

WRITTEN INQUIRIES MAY BE SENT TO:
Shareholder Services            Investor Relations
Mail Code 13-08                 Mail Code 10-16
The Boeing Company              The Boeing Company
P.O. Box 3707                   P.O. Box 3707
Seattle, WA 98124-2207          Seattle, WA 98124-2207

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information and quarterly earnings data are available toll-free from Boeing Shareholder Services at (800) 457-7723. You may also speak to a Boeing Shareholder Services representative at (206) 655-1990 between 8:00 a.m. and 4:30 p.m. Pacific time.

TO REQUEST AN ANNUAL REPORT, PROXY STATEMENT, FORM 10-K, OR FORM 10-Q:
Data Shipping
The Boeing Company
Mail Code 3T-33
P.O. Box 3707
Seattle, WA 98124-2207
or call (425) 393-4964 or (800) 457-7723

BOEING ON THE WORLD WIDE WEB
The Boeing home page - http://www.boeing.com - is your entry point for viewing the latest Company information about its products or for viewing electronic versions of the annual report, proxy statement, Form 10-K, or Form 10-Q.

DUPLICATE SHAREHOLDER ACCOUNTS
Registered shareholders with duplicate accounts may call our transfer agent, EquiServe, for instructions on consolidating those accounts. The Company recommends that registered shareholders always use the same form of their names in all stock transactions to be handled in the same account. Registered shareholders may also ask EquiServe to eliminate excess mailings of annual reports going to shareholders in the same household.

CHANGE OF ADDRESS
For Boeing registered shareholders:
BankBoston, N.A.
c/o EquiServe L.P.
P.O. Box 8040
Boston, MA 02266-8040
or call (888) 777-0923
For Boeing beneficial owners:
Contact your brokerage firm or bank to give notice of your change of address.

STOCK EXCHANGES
The Company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges. Additionally, the stock is traded, without being listed, on the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges.

GENERAL AUDITORS
Deloitte & Touche LLP
700 Fifth Avenue, Suite 4500
Seattle, Washington 98104-5044
(206) 292-1800

EQUAL OPPORTUNITY EMPLOYER
Boeing is an equal opportunity employer and seeks to attract and retain the best-qualified people regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or status as a disabled or Vietnam Era Veteran.

                             THE BOEING COMPANY

                       EXECUTIVE LAYOFF BENEFITS PLAN

                          Includes Amendment No. 3













































                               October 1998

                              Table of Contents

                                                                          Page
Introduction                                                                 1

Article 1 - Definitions                                                      2
        1.1  Affiliate or Subsidiary                                         2
        1.2  Committee                                                       2
        1.3  Company                                                         2
        1.4  Compensation Committee                                          2
        1.5  Effective Date                                                  2
        1.6  Employee                                                        2
        1.7  Equivalent Employment                                           2
        1.8  Layoff Benefit                                                  2
        1.9  Layoff Event                                                    3
        1.10 Plan                                                            3
        1.11 Plan Year                                                       3
        1.12 Service                                                         3

Article 2 - Eligibility and Layoff Event                                     4
        2.1  Eligibility                                                     4
        2.2  Participating Groups                                            4
        2.3  Layoff Event                                                    4


Article 3 - Layoff Benefit                                                   6
        3.1  Layoff Benefit                                                  6
        3.2  Payment of Layoff Benefit                                       6
        3.3  Death Benefit                                                   7


Article 4 - Administration                                                   8
        4.1  Administration                                                  8
        4.2  Committee Liability                                             8
        4.3  Claim Procedure                                                 8

Article 5 - General Provisions                                               9
        5.1  Plan Amendment and Termination                                  9
        5.2  Funding                                                         9
        5.3  Benefit Plan Application                                        9
        5.4  Provision Against Anticipation                                  9
        5.5  Employment Status                                               9
        5.6  Facility of Payment                                             9
        5.7  Construction                                                   10

                                     -i-

                                Introduction

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

                                  Article 1
                                 Definitions


1.1 "Affiliate or Subsidiary" means a member (other than The Boeing Company) of a controlled group of corporations (as defined in Internal Revenue Code
Section 1563(a) determined without regard to Internal Revenue Code Sections 1563(a)(4) and (e)(3)(c)), a group of trades or businesses (whether incorporated or not) which are under common control within the meaning of Internal Revenue Code Section 414(c), or an affiliated service group (as defined in Internal Revenue Code Section 414(m) or 414(o)) of which The Boeing Company is a part.

1.2 "Committee" means the Employee Benefit Plans Committee (or its successor) appointed by the Board of Directors of The Boeing Company.

1.3 "Company" means The Boeing Company, and any Affiliate or Subsidiary which has adopted the Plan by action of its Board of Directors if such adoption has been approved by the Compensation Committee or by such corporate officers as the Compensation Committee may designate.

1.4 "Compensation Committee" means the Compensation Committee appointed by the Board of Directors of The Boeing Company.

1.5 "Effective Date" means the closing date, August 1, 1997, of the Agreement and Plan of Merger dated as of December 14, 1996 among The Boeing Company, West Acquisition Corporation, a wholly-owned subsidiary of The Boeing Company, and McDonnell Douglas Corporation.

1.6 "Employee" means a person who is employed by the Company including a person on an approved leave of absence.

1.7  "Equivalent Employment" means an employment offer made prior to a Layoff
Event

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

1.8  "Layoff Benefit" is defined in Article 3.

1.9  "Layoff Event" is defined in Section 2.3

1.10 "Plan" means The Boeing Company Executive Layoff Benefits Plan.

1.11 "Plan Year" means the calendar year.

1.12 "Service" shall be determined in the same manner as the service time calculation under the Company Service Awards Program procedure.

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

2.3  Layoff Event

A Layoff Event is an involuntary layoff from employment with the Company between the Effective Date and June 30, 1999, pursuant to a merger-related staffing decision, but does not include a layoff if:

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

                                  Article 5
                             General Provisions

5.1  Plan Amendment and Termination

The Company, acting through the Compensation Committee, may amend or terminate the Plan in whole or in part at any time. Such amendments may include any remedial retroactive changes to comply with the requirements of any law or regulation issued by any government agency to which the Company is subject. If not terminated earlier by action of the Committee, the Plan will terminate on September 30, 1999.

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

                           SETTLEMENT AND RELEASE


	This Settlement and Release ("Agreement") is entered into by and between Ronald B. Woodard (the "Executive") and The Boeing Company (the "Company"). The parties have agreed to enter into this Agreement to resolve any and all issues arising out of or relating in any way to Executive's employment, including but not limited to his termination effective February 1, 1999.

     1. The Company agrees to place Executive on an authorized, unpaid leave of absence effective November 16, 1998, from which status Executive will be laid off effective February 1, 1999.

     2. The Company agrees to pay Executive a lump sum (less applicable withholdings) of $900,000, to be paid within 30 days of signing this Agreement.

     3. The Company agrees to pay to Executive a lump sum (grossed up for taxes) representing the cost to the Company of medical and dental coverage for the Executive and currently-covered dependents for twelve months.

     4. Executive will be eligible for a pro-rated bonus payment in 1999 under the Company's Incentive Compensation Plan for Officers and Executives ("ICP") with respect to his service through November 1, 1998. The determination of the size of Executive's bonus will be based on the Company's evaluation of its overall performance for 1998. It is understood that the Executive's bonus will be established by the same method used for the members of the Executive Committee and that Executive's performance index will be established at 1.0.

     5. With respect to awards of Career Shares, BSUs under the ICP, and LTIPs which are not yet vested or fully vested, termination of the Executive shall be treated as a "layoff." In addition, the Executive's termination shall be treated as a "layoff" for purposes of vesting any Company Matching Contributions credited to the Executive under the Deferred Compensation Plan for Executives of The Boeing Company. The form of payment with respect to such vested amounts shall be governed by the terms of the respective plans.

     6. Any and all stock options held by the Executive shall be exercisable according to the terms under which such options were granted. Any Performance Shares awarded to the Executive shall be forfeited upon the Executive's termination, consistent with the term of those awards.

     7. Executive may elect either to keep his Company-provided automobile or to receive from the Company a lump sum payment in the amount of the retail value established by the "Blue Book" reporting firm (grossed up to account for any applicable taxes on such payment). If Executive chooses to retain the vehicle, the Company will transfer title to Executive as soon as practical following his termination.

     8. The Company will continue to match contributions made by Executive to the Seattle Symphony Orchestra, the Pacific Northwest Ballet, Tacoma Art Museum and the University of Puget Sound, pursuant to the Executive's most recent pledge agreements made prior to the date of this Agreement, to the extent of contributions actually made by Executive. The Company's contributions made pursuant to this paragraph shall be in the same proportion to Executive's contributions as was in effect at the date of this Agreement, consistent with Company policy regarding matching contributions for executives who are also members of charitable boards of directors.

     9. The Company will pay on behalf of Executive the sum of $43,070.63 (grossed up for taxes), representing a tax liability otherwise due from Executive with respect to a recent exercise of stock options.

     10. The Company will provide Executive with financial counseling through September 1999, tax preparation services for his 1998 tax return, and senior executive-level outplacement assistance with Drake Beam Morin through calendar year 1999.

     11. Executive agrees to fully cooperate with the Company in the defense of any litigation in which he is called to serve as a witness or to provide information. The Company confirms that Executive is covered by the indemnification protections of Article VII, Section 4 of the Company's by-laws. The Executive shall be entitled to an advancement of all reasonable personal and legal expenses as permitted by such by-laws, provided the Board of Directors of the Company does not determine that advancement of such expenses would violate law or public policy.

     12. Executive agrees to refrain from communicating to any other person or entity any proprietary, confidential, and/or trade secret information or data belonging to the Company or entrusted to it by others. In the event of violation of this paragraph, the Company will be entitled to pursue any and all legal and equitable relief against Executive.

     13. Commencing November 17, 1998 and terminating on the earlier of (a) November 16, 2000, and (b) the date Executive commences other, full-time employment, Executive agrees to be available, from time to time, to provide consulting services to senior executives of the Company on various aspects of Company business, as requested or authorized by the Chief Executive Officer of the Company. During the term specified above, Company shall pay Executive a retainer of $19,000 per month, such amount to be pro-rated during the first and final months of such term. In addition, Executive will be reimbursed for actual costs incurred for travel and related expenses incurred in the performance of services under this paragraph. Expenses may include first class air travel, lodging, meals, car rental and other customary business expenses; any such expenses must be itemized, and are subject to approval under applicable Company guidelines. Executive shall be solely responsible for any and all income and employment tax obligations associated with payments received under this paragraph, and such amounts shall not be treated as wages for purposes of any Company employee benefit plan or program.

     14. In consideration of the foregoing, Executive releases and waives any and all claims he may now or hereafter have against the Company which relate in any way to the terms or conditions of his employment, including but not limited to the termination thereof. This release and waiver covers any claims arising out of any federal, state, or local statute, regulation, or ordinance, including but not limited to any claims arising out of Title VII of the Civil Rights Act of 1964 or the Age Discrimination in Employment Act, and any claim arising out of tort, contract, or common law.

     15. Executive acknowledges and agrees that he has the opportunity to consider for twenty-one days whether to enter this Agreement and that he has voluntarily chosen to enter into this Agreement on this date. Executive may revoke this Agreement for a period of seven days following execution of this Agreement, and if not revoked, this Agreement shall become effective following lapse of this seven-day period. Executive acknowledges that he is voluntarily executing this Agreement, that he has not relied on any representations or statements not set forth herein or made by the Company's agents or representatives, and that he has been advised to consult an attorney prior to executing this Agreement.

     16. The parties agree that they will not disclose or publicize the terms and conditions of, or negotiations leading to, this Agreement to any third party (other than counsel for the parties), except that they may state the matter was settled to the parties' mutual satisfaction. In addition, the Company may make such disclosures concerning the terms of this Agreement as are required for it to meet any legally-required disclosure obligations.

     17. In the event any provision of this Agreement is held invalid, all remaining provisions of this Agreement shall continue in full force and effect. This Agreement shall be governed by and construed in accordance with the laws of the State of Washington.



RONALD B. WOODARD			THE BOEING COMPANY


/s/ Ronald B. Woodard                       /s/ James B. Dagnon
____________________________		By_________________________

                                             Sr. V.P. - People
                                        Its__________________________

           10/31/98                                 10/31/98
DATED:_____________________		DATED:_____________________

November 10, 1998






Deborah C. Hopkins
c/o Gretchen Fitch
646 Kimberly Rd.
Birmingham, MI  48009


Dear Deborah,

We would be delighted to have you join the Boeing team as Senior Vice President and Chief Financial Officer. The following is a summary of certain terms of this conditional offer of employment.

Employment Incentives:

- To welcome you as a key member of the executive team, you will receive a Boeing Performance Share Grant equal to 4.5 times your base salary.

- You will also receive $180,000 of Career Shares

- The Company will also pay you a lump sum (less applicable withholding) of seven hundred and fifty thousand dollars ($750,000) within 30 days of employment with the Company.

- The Company will also provide you with thirteen years of additional service under the Supplemental Executive Retirement Plan, subject to you remaining a Boeing employee until age 62.

- If The Boeing Company terminates your employment for any reason prior to December 31, 2001, other than for an intentional violation of Company policies or practices, you will be entitled to a lump sum payment equal to the base salary wages and target incentive awards you would have earned from the date of termination through December 31, 2001 (less applicable withholding).

- The company will also provide placement assistance for your spouse through calendar year 1999.


Deborah C. Hopkins - Page 2


Executive Compensation:

- Your initial annual compensation will be:
             Base Salary                    $450,000
             Annual Incentive Target        $360,000
                (80% of base salary)

- Your $360,000 incentive target is guaranteed for 1999. However, depending on business results, the actual value could be higher.

- You will participate in Boeing's Long Term Incentive Plans as follows:

     An annual grant of Performance Shares that have the potential to vest, based on specific stock price performance hurdles, with a grant value of four and one-half times your base salary.

     An annual grant of Career Shares equal to 20% of your base salary.

- You will also be eligible for the following executive perquisites:

     Company provided automobile
     Comprehensive Financial Planning and Counseling

You will be assigned a grade level of E1C in the Executive Compensation Program. You will find enclosed a brochure that explains the elements of the program in more detail. In addition, the initial awards of Performance and Career shares, as well as your guaranteed incentive award for 1999, are subject to Compensation Committee approval.

You will also find enclosed, employee benefit program information covering our retirement, vacation, sick leave, 401(k) savings and insurance plans. Life, medical and dental insurance plans are effective the first day of the month following your first full calendar month of employment.

Relocation assistance will be provided in accordance with the enclosed "New Employee Travel and Moving Allowances Agreement." The Home Sale/Home Purchase Plan will be provided in conjunction with this offer as well.

Boeing is strongly committed to maintaining a drug and alcohol free workplace in order to provide for a safe and productive work environment. In order to maintain this environment, Boeing requires a drug-screening


Deborah C. Hopkins - Page 3


test as a condition of employment. Please contact Northwest Toxicology as 1-800-322-3361, request the Client Services Department and identify yourself as a Boeing candidate (the account Number is 210104 and the Location Code is PS). The results of this test will become the confidential information of Boeing. Once you have visited the collection location, please call Marilyn Tilley toll free on 1-800-254-1591 to inform us that collection has occurred.

Boeing hires only U.S. citizens and non-citizens lawfully authorized to work in the U.S. As part of your application package, you are required to submit the "Employment Eligibility Verification" (1-9 Form), with proof of your identity and authorization to work. Original documents will be required for verification purposes prior to your hiring into the Company. Questions regarding this procedure should be addressed to the undersigned.

To accomplish your entrance on the payroll, it will be necessary to complete pre-employment sign-up prior to your reporting date.

Please contact Michael Valliere on 206-655-5086, at your earliest convenience if you have any questions regarding this offer. This contingent offer will remain in effect through November 28, 1998.

We look forward to your acceptance of this offer and working together at The Boeing Company.

Sincerely,


/s/ Jim Dagnon
James B. Dagnon


Enc.

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)


                                       Place of                      Date of
Name                                 Incorporation                Incorporation
===============================================================================
2433265 Manitoba Ltd.                   Manitoba                       1989
692567 Ontario Limited                  Ontario                        1986
757UA, Inc.                             Delaware                       1989
767ER, Inc.                             Delaware                       1987
ACN 004 471 078 PTY LIMITED             Australia                      1960
AeroSpace Technologies of Australia
 Limited                                Australia                      1986
Aileron Inc.                            Delaware                       1989
Akash, Inc.                             Delaware                       1998
Aldford-1 Corporation                   Delaware                       1993
ARGOSystems, Inc.                       California                     1969
Astro Limited                           Bermuda                        1975
Astro-II, Inc.                          Vermont                        1984
Autonetics, Inc.                        Delaware                       1958
Bahasa Aircraft Corporation             Delaware                       1993
BCS Richland, Inc.                      Washington                     1975
Beaufoy-1 Corporation                   Delaware                       1993
BNA International Systems, Inc.         Delaware                       1974
BNA Operations International, Inc.      Delaware                       1996
BNJ, Inc.                               Delaware                       1998
Boeing - Corinth Co.                    Delaware                       1987
Boeing - Irving Co.                     Delaware                       1979
Boeing - Oak Ridge Co.                  Delaware                       1980
Boeing - Aerospace Hungary Ltd.         Hungary                        1997
Boeing Aerospace Ltd.                   Delaware                       1980
Boeing Aerospace Operations, Inc.       Washington                     1972
Boeing Aerospace Poland                 Poland                         1996
Boeing Aerospace Switzerland, Inc.      Delaware                       1972
Boeing Aerospace - TAMS, Inc.           Delaware                       1981
Boeing Aerospace - U.K., Ltd.           Delaware                       1993
Boeing Agri-Industrial Company          Oregon                         1973
Boeing Aircraft Holding Company         Delaware                       1984
Boeing Australia Limited                Australia                      1986
Boeing Canada Inc.                      Ontario                        1929
Boeing Capital Corporation              Delaware                       1968
Boeing Capital Services Corporation     Delaware                       1988
Boeing China Technical Services, Inc.   Delaware                       1985
Boeing China, Inc.                      Delaware                       1986
Boeing Commercial Information and
Communication Company                   Delaware                       1997
Boeing Commercial Space Company         Delaware                       1987
Boeing Constructors, Inc.               Texas                          1970
Boeing Defence UK Limited               England                        1976
Boeing Domestic Sales Corporation       Washington                     1974

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)


                                       Place of                      Date of
Name                                 Incorporation                Incorporation
===============================================================================
Boeing Enterprises, Inc.                Delaware                       1997
Boeing Financial Corporation            Washington                     1965
Boeing Global Services, Inc.            Delaware                       1998
Boeing Information Services, Inc.       Delaware                       1981
Boeing International Corporation        Delaware                       1953
Boeing International Holdings, Ltd.     Bermuda                        1998
Boeing International Logistics
 Spares, Inc.                           Delaware                       1996
Boeing International Sales Corporation  Washington                     1971
Boeing Investment Company, Inc.         Delaware                       1985
Boeing Leasing Company                  Delaware                       1988
Boeing Logistics Spares, Inc.           Delaware                       1980
Boeing Middle East Limited              Delaware                       1982
Boeing Nevada, Inc.                     Delaware                       1989
Boeing North American Services, Inc.    Texas                          1973
Boeing North American Space Alliance
 Company                                Delaware                       1995
Boeing North American Space
 Enterprises Canada, Inc.               Canada                         1996
Boeing North American Space
 Operations Company                     Delaware                       1983
Boeing North American, Inc.             Delaware                       1928
Boeing of Canada Ltd.                   Delaware                       1986
Boeing Offset Company, Inc.             Delaware                       1985
Boeing Operations International,
 Incorporated                           Delaware                       1981
Boeing Overseas, Inc.                   Delaware                       1984
Boeing Precision Gear, Inc.             Delaware                       1994
Boeing Realty Corporation               California                     1972
Boeing Sales Corporation                Guam                           1984
Boeing Sales Corporation, Limited       Bermuda                        1993
Boeing Space Operations Company         Delaware                       1998
Boeing Spain, Ltd.                      Delaware                       1983
Boeing Support Services, Inc.           Delaware                       1980
Boeing Technology International, Inc.   Washington                     1973
Boeing Toronto, Ltd.                    Canada                         1964
Boeing Travel Management Company        Delaware                       1980
Boeing Worldwide Operations Limited     Bermuda                        1998
Canard Holdings, Inc.                   Delaware                       1996
CBSA Leasing II, Inc.                   Delaware                       1998
CBSA Leasing, Inc.                      Delaware                       1998
Cougar, Ltd.                            Delaware                       1998
Dillon, Inc.                            Delaware                       1998
Douglas Express Limited                 Virgin Islands                 1996
Douglas Federal Leasing Limited         Virgin Islands                 1996
Douglas Leasing Inc.                    Delaware                       1996
Douglas Realty Company, Inc.            California                     1965
Falcon II Leasing Limited               Virgin Islands                 1998

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                       Place of                      Date of
Name                                 Incorporation                Incorporation
===============================================================================
Falcon Leasing Limited                  Virgin Islands                 1998
Fine Chemicals Offset Limited           British Virgin Islands         1996
Finnish American International
 Trade, Inc. *                          Delaware                       1988
Gaucho-1 Inc.                           Delaware                       1994
GAUCHO-2 Inc.                           Delaware                       1994
Hanway Corporation                      Delaware                       1993
Kuta-3 Aircraft Corporation, Limited    Delaware                       1994
Kuta-One Aircraft Corporation, Limited  Delaware                       1994
Kuta-Three Aircraft Corporation         Delaware                       1993
Kuta-Two Aircraft Corporation           Delaware                       1993
Longacres Park, Inc.                    Washington                     1948
Longbow Golf Club Corporation           Delaware                       1997
McDonnell Douglas (Australia) Pty. Ltd. Delaware                       1980
McDonnell Douglas (Singapore) Pte. Ltd. Singapore                      1989
McDonnell Douglas Administrative
 Services, Inc.                         Missouri                       1993
McDonnell Douglas Aerospace
 (Malaysia) Sdn. Bhd.                   Malaysia                       1993
McDonnell Douglas Aerospace -
 Middle East Limited                    Delaware                       1993
McDonnell Douglas Aerospace
 Services Company                       Delaware                       1978
McDonnell Douglas Aircraft Finance
Corporation                             Delaware                       1989
McDonnell Douglas Capital Corporation   Delaware                       1987
McDonnell Douglas Commercial Delta,
 Inc.                                   Delaware                       1988
McDonnell Douglas Corporation           Maryland                       1939
McDonnell Douglas Dakota Leasing, Inc.  Delaware                       1996
McDonnell Douglas Express, Inc.         Delaware                       1996
McDonnell Douglas F-15 Technical
 Services Company, Inc.                 Delaware                       1978
McDonnell Douglas Finance Corporation
 - Federal Leasing, Limited             Virgin Islands                 1994
McDonnell Douglas Finland Oy            Finland                        1991
McDonnell Douglas Foreign Sales
 Corporation                            Virgin Islands                 1984
McDonnell Douglas Helicopter Company    Delaware                       1980
McDonnell Douglas Helicopter Support
 Services, Inc.                         Delaware                       1984
McDonnell Douglas Indonesia Leasing,
 Inc.                                   Delaware                       1997
McDonnell Douglas Insurance Holdings
 Corporation                            Delaware                       1989
McDonnell Douglas International Sales
 Corporation                            Delaware                       1972
McDonnell Douglas Japan, Ltd.           Japan                          1958
McDonnell Douglas Korea, Ltd.           Delaware                       1986

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                       Place of                      Date of
Name                                 Incorporation                Incorporation
===============================================================================
McDonnell Douglas Macedonia Leasing,
 Inc.                                   Delaware                       1997
McDonnell Douglas Middle East, Ltd.     Delaware                       1989
McDonnell Douglas Overseas Finance
 Corporation                            Delaware                       1975
McDonnell Douglas Radio Services
 Corporation                            Delaware                       1973
McDonnell Douglas Services, Inc.        Missouri                       1980
McDonnell Douglas Support Services -
 Military, Inc.                         Delaware                       1991
McDonnell Douglas Technical Services
 Company                                Delaware                       1980
McDonnell Douglas Truck Services, Inc.  Delaware                       1982
McDonnell Douglas Worldwide, Ltd.       British West Indies            1986
MD Computer Sales, Ltd.                 British West Indies            1986
MD Dakota Leasing, Ltd.                 Virgin Islands                 1996
MD Indonesia Limited                    Virgin Islands                 1997
MD Technical Services International,
 Inc.                                   Delaware                       1991
MD-Air Leasing Limited                  Virgin Islands                 1996
MD-Federal Holding Company              Delaware                       1996
MDAFC - Nashville Company               Delaware                       1996
MDC Properties, Inc.                    Michigan                       1979
MDFC - Aircraft Leasing Company         Delaware                       1995
MDFC - Aircraft Leasing Limited         Virgin Islands                 1995
MDFC - Aircraft Ltd.                    Ireland                        1995
MDFC - Bali, Limited                    Virgin Islands                 1993
MDFC - Carson Company                   Delaware                       1997
MDFC - Carson Limited                   Virgin Islands                 1996
MDFC - Express Leasing Company          Delaware                       1995
MDFC - Express Leasing Limited          Virgin Islands                 1995
MDFC - Jakarta, Limited                 Virgin Islands                 1993
MDFC - Knoxville Company                Delaware                       1996
MDFC - Knoxville Limited                Virgin Islands                 1995
MDFC - Lakewood Company                 Delaware                       1996
MDFC - Lakewood Limited                 Virgin Islands                 1996
MDFC - Memphis Company                  Delaware                       1996
MDFC - Memphis Ltd.                     Virgin Islands                 1995
MDFC - Nashville Ltd.                   Virgin Islands                 1995
MDFC - Reno Company                     Delaware                       1996
MDFC - Sierra Company                   Delaware                       1985
MDFC - Spring Limited                   Virgin Islands                 1996
MDFC - Tahoe Company                    Delaware                       1996
MDFC Equipment Leasing Corporation      Delaware                       1972
MDFC Loan Corporation                   Delaware                       1983
MDRC of Missouri, Inc.                  Missouri                       1989
Montana Aviation Research Company       Delaware                       1991
Network Information Service Co., Ltd.   Japan                          1984
North American Aviation, Inc.           Delaware                       1967

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                       Place of                      Date of
Name                                 Incorporation                Incorporation
===============================================================================
Plaza Realty Holdings Corporation       Delaware                       1986
Processing Properties, Inc.             Delaware                       1993
Rainier Aircraft Leasing, Inc.          Delaware                       1992
RGL-1 Corporation                       Delaware                       1993
RGL-2 Corporation                       Delaware                       1993
RGL-3 Corporation                       Delaware                       1993
RGL-4 Corporation                       Delaware                       1993
RGL-5 Corporation                       Delaware                       1993
RGL-6 Corporation                       Delaware                       1993
Rocketdyne Technical Services Company   Delaware                       1986
Rocketdyne, Inc.                        Delaware                       1958
Sunshine Leasing Company - 1            Delaware                       1997
Taiko Leasing, Inc.                     Delaware                       1998
Team Apache Systems, LLC *              Delaware                       1997
Thayer Leasing Company - 1              Delaware                       1997
VC-X 757, Inc.                          Delaware                       1996
Wingspan, Inc.                          Delaware                       1994

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Revenues by industry segment:
A bar chart for the five years 1994-1998 indicating revenues by industry segment (Dollars in billions):

                                         1994    1995    1996    1997    1998

Commercial Airplanes                     19.778  17.511  19.916  26.929  35.545

ISDS - Military Aircraft and Missiles                                    12.990
ISDS - Space and Communications                                           6.889
                                                                         ------
Information, Space and Defense Systems   14.676  14.849  14.934  18.125  19.879

Customer and Commercial Financing/Other   0.515   0.600   0.603   0.746   0.730

Total                                    34.969  32.960  35.453  45.800  56.154




Graphic and image material item Number 2

Commercial sales by geographic region:
A bar chart for the five years 1994-1998 indicating sales by region of customer (Dollars in billions):

                          1994    1995    1996    1997    1998

United States             6.044   7.530   8.634   9.625  13.391
Asia, Other than China    6.847   5.256   6.576   9.254  11.337
China                     1.284   0.754   0.950   1.265   1.572
Europe                    4.545   2.533   2.757   5.886   7.274
Oceania                   0.995   0.599   0.536   0.560   0.732
Other                     0.291   0.839   0.463   0.339   1.239

Total                    20.006  17.511  19.916  26.929  35.545



Graphic and image material item Number 3

Comparative net earnings (exclusive of special charges and share-based plans):
A bar chart of net earnings for the five years 1994-1998 (Dollars in billions):

1994 - 1.483; 1995 - 1.479; 1996 - 1.905; 1997 - 632; 1998 - 1.216

Graphic and image material item Number 4

Research and development expensed by segment:
A bar chart of research and development expensed for the five years 1994-1998 (Dollars in billions):

                                          1994    1995    1996    1997    1998

Commercial Airplanes                     1.681   1.232   1.156   1.208   1.021

ISDS - Military Aircraft and Missiles                                    0.304
ISDS - Space and Communications                                          0.570
                                                                         -----
Information, Space and Defense Systems   0.395   0.442   0.477   0.716   0.874

Total                                    2.076   1.674   1.633   1.924   1.895



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

Independent Auditors' Report

Board of Directors and Shareholders, The Boeing Company:
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of The Boeing Company and McDonnell Douglas Corporation, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of operations, shareholders' equity, and cash flows of McDonnell Douglas Corporation for the year ended December 31, 1996, which statements reflect total revenues of $13,834,000,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for McDonnell Douglas Corporation for 1996, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 16 to the financial statements, The Boeing Company has changed its method of expense recognition for share-based incentive plans in 1998.


Deloitte & Touche LLP
Seattle, Washington
January 26, 1999