Form 10-Q
period 1999-03-31
BOEING CO
filed 1999-05-14
CIK 12927

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



                       For the quarterly period ended
                               March 31, 1999


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

As of April 30, 1999, there were 974,071,189 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)


                                                            Three months ended
                                                                 March 31
------------------------------------------------------------------------------
                                                            1999          1998
------------------------------------------------------------------------------
Sales and other operating revenues                       $14,392       $12,945

Cost of products and services                             12,763        11,777
------------------------------------------------------------------------------
Gross profit                                               1,629         1,168

Equity in income (loss) from joint ventures                    8           (47)
General and administrative expense                           491           493
Research and development expense                             361           487
Share-based plans expense                                     46            22
------------------------------------------------------------------------------
Operating earnings                                           739           119

Other income, principally interest                            40            67
Interest and debt expense                                    109           113
------------------------------------------------------------------------------
Earnings before income taxes                                 670            73

Income taxes                                                 201            23
------------------------------------------------------------------------------
Net earnings                                             $   469       $    50
==============================================================================


Basic earnings per share                                    $.50          $.05
==============================================================================

Diluted earnings per share                                  $.50          $.05
==============================================================================

Cash dividends per share                                    $.14          $.14
==============================================================================






               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
                                                      (Unaudited)
Assets
------------------------------------------------------------------------------

Cash and cash equivalents                                $ 2,398       $ 2,183
Short-term investments                                       276           279
Accounts receivable                                        3,491         3,288
Current portion of customer and commercial financing         630           781
Deferred income taxes                                      1,488         1,495
Inventories, net of advances and progress billings         8,997         8,349
------------------------------------------------------------------------------
     Total current assets                                 17,280        16,375
Customer and commercial financing                          5,067         4,930
Property, plant and equipment, net                         8,584         8,589
Deferred income taxes                                        405           411
Goodwill                                                   2,291         2,312
Prepaid pension expense                                    3,530         3,513
Other assets                                                 539           542
------------------------------------------------------------------------------
                                                         $37,696       $36,672
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                   $11,147       $10,733
Advances in excess of related costs                        1,358         1,251
Income taxes payable                                         609           569
Short-term debt and current portion of long-term debt        821           869
------------------------------------------------------------------------------
     Total current liabilities                            13,935        13,422
Accrued retiree health care                                4,852         4,831
Long-term debt                                             6,162         6,103
Shareholders' equity:
 Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   1,011,870,159 shares issued                             5,059         5,059
 Additional paid-in capital                                1,263         1,147
 Treasury shares, at cost - 38,101,416 and 35,845,731     (1,397)       (1,321)
 Retained earnings                                         9,175         8,706
 Accumulated other comprehensive income                      (23)          (23)
 Unearned compensation                                       (15)          (17)
 ShareValue Trust shares - 38,322,210 and 38,166,601      (1,315)       (1,235)
------------------------------------------------------------------------------
     Total shareholders' equity                           12,747        12,316
------------------------------------------------------------------------------
                                                         $37,696       $36,672
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)


                                                            Three months ended
                                                                 March 31
------------------------------------------------------------------------------
                                                            1999          1998
------------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings                                            $  469        $   50
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                         46            22
    Depreciation and amortization                            402           408
     Changes in assets and liabilities -
       Short-term investments                                  3           275
       Accounts receivable                                  (203)         (178)
       Inventories, net of advances and progress billings   (648)         (188)
       Accounts payable and other liabilities                551            40
       Advances in excess of related costs                   107           (21)
       Income taxes payable and deferred                      53            23
       Other                                                 (20)          (42)
       Accrued retiree health care                            21            (1)
------------------------------------------------------------------------------
         Net cash provided by operating activities           781           388
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease - additions    (472)         (349)
  Customer financing and properties on lease - reductions    436           273
  Property, plant and equipment, net additions              (320)         (490)
------------------------------------------------------------------------------
         Net cash used by investing activities              (356)         (566)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                              79           384
  Debt repayments                                            (68)         (389)
  Common shares purchased                                   (103)          (33)
  Stock options exercised, other                              19            30
  Dividends paid                                            (137)         (142)
------------------------------------------------------------------------------
         Net cash used by financing activities              (210)         (150)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         215          (328)

Cash and cash equivalents at beginning of year             2,183         4,420
------------------------------------------------------------------------------
Cash and cash equivalents at end of first quarter         $2,398        $4,092
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

                     THE BOEING COMPANY AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 1999, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Subsequent Events

On April 30, 1999, the government of Greece announced its intention to purchase more than 50 Lockheed Martin F-16 aircraft and 15 Dassault Mirage 2000-5 aircraft. As a result of this announcement, the Company has determined that there is an impairment of certain F-15 program inventory costs incurred in support of a potential sale to the government of Greece. A pretax charge of approximately $45 is expected to be recorded in the second quarter of 1999 relating to this impairment.


Note 3 - Recognition of First Quarter 1998 Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represented an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. The cumulative forward loss of $1,050 at the end of the first quarter of 1998 represented the amount by which the estimated production costs exceed the estimated revenue for the first 400 units of the program. The current accounting quantity for the Next-Generation 737 program is 1,200 units. As of March 31, 1999, cumulative Next-Generation 737 airplane deliveries totaled 229.


Note 4 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended March 31, 1999 and 1998, are as follows:
                                              First Quarter
                                              -------------
                                              1999     1998
                                              ----     ----
                 Basic shares                937.4    973.6
                 Diluted shares              945.2    985.1

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



Note 5 - Income Taxes

The effective income tax provision rate of 30.0% for the first three months of 1999 is lower than the statutory federal rate principally due to Foreign Sales Corporation tax benefits and current-year research and development tax credits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments (refunds) were $168 and $(2) for the three months ended March 31, 1999 and 1998.


Note 6 - Accounts Receivable

Accounts receivable consisted of the following:

                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
U.S. Government contracts                                 $2,154        $2,058
Other                                                      1,337         1,230
------------------------------------------------------------------------------
                                                          $3,491        $3,288
==============================================================================

Note 7 - Inventories

Inventories consisted of the following:

                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress                    $ 23,981      $ 24,812
Commercial spare parts, general stock
 materials and other                                       2,204         2,162
------------------------------------------------------------------------------
                                                          26,185        26,974
Less advances and progress billings                      (17,188)      (18,625)
------------------------------------------------------------------------------
                                                        $  8,997      $  8,349
==============================================================================

Inventory costs at March 31, 1999, included unamortized tooling of $1,841 and $761 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,755 and $541 relating to the 777 and Next-Generation 737 programs.

Note 8 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                        $  809        $  859
  Investment in sales-type/financing leases                1,279         1,325
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $218 and $195                                        2,213         2,201
Commercial equipment financing
  Notes receivable                                           553           534
  Investment in sales-type/financing leases                  608           548
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $127 and $129                                          498           510
------------------------------------------------------------------------------
Less valuation allowance                                    (263)         (266)
------------------------------------------------------------------------------
                                                          $5,697        $5,711
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.


Note 9 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
Accounts payable                                         $ 5,588       $ 5,263
Accrued compensation and employee benefit costs            2,604         2,326
Lease and other deposits                                     473           539
Other                                                      2,482         2,605
------------------------------------------------------------------------------
                                                         $11,147       $10,733
==============================================================================

Note 10 - Debt

Short- and long-term debt consisted of the following:

                                                        March 31   December 31
                                                            1999          1998
------------------------------------------------------------------------------
Unsecured debentures and notes:

  8 7/8% due Sep. 15, 1999                                $  302        $  304
  8.25% due Jul. 1, 2000                                     200           200
  8 3/8% due Feb. 15, 2001                                   179           180
  7.565% due Mar. 30, 2002                                    53            54
  9.25% due Apr. 1, 2002                                     120           120
  6 3/4% due Sep. 15, 2002                                   298           298
  6.35% due Jun. 15, 2003                                    300           299
  7 7/8% due Feb. 15, 2005                                   208           208
  6 5/8% due Jun. 1, 2005                                    292           292
  6.875% due Nov. 1, 2006                                    248           248
  8 1/10% due Nov. 15, 2006                                  175           175
  9.75% due Apr. 1, 2012                                     348           348
  8 3/4% due Aug. 15, 2021                                   398           398
  7.95% due Aug. 15, 2024                                    300           300
  7 1/4% due Jun. 15, 2025                                   247           247
  8 3/4% due Sep. 15, 2031                                   248           248
  8 5/8% due Nov. 15, 2031                                   173           173
  6 5/8% due Feb. 15, 2038                                   300           300
  7.50% due Aug. 15, 2042                                    100           100
  7 7/8% due Apr. 15, 2043                                   173           173
  6 7/8% due Oct. 15, 2043                                   125           125

Senior debt securities,
  6.0% - 9.4%, due through 2011                               51            55
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                           1,375         1,320
Subordinated medium-term notes,
  5.5% - 8.3%, due through 2004                               45            55
Capital lease obligations due through 2008                   420           433
Other notes                                                  305           319
------------------------------------------------------------------------------
                                                          $6,983        $6,972
==============================================================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. In addition, Boeing Capital Corporation, a corporation wholly owned by the Company, has $240 available, but unused, under a credit line agreement with a group of commercial banks. Total debt interest, including amounts capitalized, was $131 and $130 for the three-month periods ended March 31, 1999 and 1998, and interest payments were $156 and $149, respectively.

Note 11 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 1999 and 1998, consisted of the following:

------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,011,870  $ 5,059  1,000,030  $ 5,000
  Shares issued for the ShareValue Trust                       11,253       56
  Shares issued for incentive stock plans                         510        3
------------------------------------------------------------------------------
 Ending balance - March 31              1,011,870  $ 5,059  1,011,793  $ 5,059
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 1,147             $ 1,090
  Share-based compensation                              46                  22
  Treasury shares issued for incentive
   stock plans, net                                    (12)                 (9)
  Tax benefit related to incentive stock plans           2                   7
  Stock appreciation rights expired
   or surrendered                                                            5
  Shares issued for the ShareValue Trust                                   494
  ShareValue Trust market value adjustment              80                 135
------------------------------------------------------------------------------
 Ending balance - March 31                         $ 1,263             $ 1,744
==============================================================================
Treasury stock
 Beginning balance - January 1             35,846  $(1,321)       165  $    (9)
  Treasury shares issued for incentive
   stock plans, net                          (714)      27       (497)      25
  Treasury shares acquired                  2,969     (103)       656      (33)
------------------------------------------------------------------------------
 Ending balance - March 31                 38,101  $(1,397)       324  $   (17)
==============================================================================
Retained earnings
 Beginning balance - January 1                     $ 8,706             $ 8,147
  Net earnings                                         469                  50
------------------------------------------------------------------------------
 Ending balance - March 31                         $ 9,175             $ 8,197
==============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                     $   (23)
------------------------------------------------------------------------------
 Ending balance - March 31                         $   (23)
==============================================================================
Unearned compensation
 Beginning balance - January 1                     $   (17)            $   (20)
  Forfeitures                                            1                   3
  Amortization                                           1                   1
------------------------------------------------------------------------------
 Ending balance - March 31                         $   (15)            $   (16)
==============================================================================

Changes in shareholders' equity for the three-month periods ended March 31, 1999 and 1998, consisted of the following:

------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
ShareValue Trust
 Beginning balance - January 1             38,167  $(1,235)    26,385  $(1,255)
  Shares acquired from dividend reinvestment  155                 100
  Shares issued from common stock                              11,253     (550)
  Market value adjustment                              (80)               (135)
------------------------------------------------------------------------------
 Ending balance - March 31                 38,322  $(1,315)    37,738  $(1,940)
==============================================================================

For the quarters ended March 31, 1999 and 1998, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings. As a result, comprehensive income and net earnings were the same for these periods.


Note 12 - Share-Based Compensation

Beginning in the first quarter of 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, which principally applies to Performance Share awards, the ShareValue Trust plan, and stock options.

Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 182.4%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Share awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, in its discretion, allow vesting of up to 100% of the target Performance Shares if the Company's total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

In the first quarter of 1999, the Company awarded to executive management
5.2 million Performance Shares at an issue price of $36.25. The total number of Performance Shares outstanding as of March 31, 1999, was 9.1 million.

Note 13 - Contingencies

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

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit named as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the Class Period), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period.
The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On June 6, 1998, sixteen African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in the U.S. District Court for the Western District of Washington (Washington
Class Action) alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern
District of Pennsylvania (Philadelphia Class Action) alleging, on the basis of race, discrimination in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court denied plaintiffs' motion seeking class certification, but allowed plaintiffs to renew their motion upon completion of class discovery. On January 25, 1999, the U.S. District Court in the Western District of Washington entered an order preliminarily approving a proposed Consent Decree, which settles both the Washington Class Action and the Philadelphia Class Action, along with a multi-plaintiff racial discrimination lawsuit. The order, inter alia, conditionally certified a nationwide class of 20,000 current and former African American Boeing (including all U.S. subsidiaries and former McDonnell Douglas Corporation and Rockwell
International Corporation) employees. If approved by the Court, the Company will pay $15 allocated in a manner described in the proposed Consent Decree.
The Company will devise systems changes that will inform hourly employee class members about the promotion selection process, and which employee was awarded a certain promotion; provide training and other programs to assist employees with career development; employ a consultant to assess these system changes; implement across the system a revised first-level management selection process and revised internal complaint process; and implement enforcement procedures to maintain a harassment-free workplace. Objections to the proposed settlement have been filed. A hearing is set for May 26, 1999, to determine the fairness of the proposed Consent Decree, and if so determined, for the Court to approve the Consent Decree. The Company believes that the proposed Consent Decree, if approved, will not have a material adverse effect on its earnings, cash flow or financial position.

On June 21, 1994, a lawsuit was filed against McDonnell Douglas Corporation ("MDC") in the U.S. District Court for the Northern District of Oklahoma alleging a violation of the Employee Retirement Income Security Act ("ERISA"). The lawsuit was certified as a class action consisting of all employees of MDC at its Tulsa location as of December 3, 1993, and who were vested in one of two retirement plans offered at that location. It alleges that a significant factor in the closing of the Tulsa facility in 1994 was savings in pension and health care costs that could be achieved through closing the plant. The plaintiffs seek unspecified damages to compensate class members for the alleged loss of benefits. MDC's motion for summary judgment was denied in late 1998. Trial was conducted on the liability issues in April 1999. The Company believes that the allegations are without merit and that the outcome of this lawsuit will not have a material adverse effect on its earnings, cash flow or financial position.

Note 14 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

------------------------------------------------------------------------------
Three months ended                                          1999          1998
------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                                   $ 9,781       $ 8,087
  Military Aircraft and Missiles                           2,967         2,949
  Space and Communications                                 1,543         1,823
  Customer and Commercial Financing / Other                  187           199
  Accounting differences / eliminations                      (86)         (113)
------------------------------------------------------------------------------
  Operating revenues                                     $14,392       $12,945
==============================================================================

Net earnings:
  Commercial Airplanes                                   $   382       $    23
  Military Aircraft and Missiles                             322           252
  Space and Communications                                    61            44
  Customer and Commercial Financing / Other                  102           124
  Accounting differences / eliminations                      (29)         (251)
  Share-based plans expense                                  (46)          (22)
  Other unallocated expense                                  (53)          (51)
------------------------------------------------------------------------------
  Operating earnings                                     $   739       $   119
==============================================================================

  Other income, principally interest                          40            67
  Interest and debt expense                                 (109)         (113)
------------------------------------------------------------------------------
  Earnings before income taxes                               670            73
  Income taxes                                              (201)          (23)
------------------------------------------------------------------------------
  Net earnings                                           $   469       $    50
==============================================================================

Research and development:
  Commercial Airplanes                                   $   182       $   283
  Military Aircraft and Missiles                              62            71
  Space and Communications                                   117           133
------------------------------------------------------------------------------
  Total research and development expense                 $   361       $   487
==============================================================================


For internal reporting purposes, the Company records Commercial Airplanes revenue for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing / Other segment. The revenue for these transfers is eliminated in the 'Accounting differences / eliminations' caption.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1998 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenue, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. The adjustment between the internal measurement method and the program accounting method of recording cost of sales is included in the 'Accounting differences / eliminations' caption of net earnings. This adjustment totaled $28 and $(254) for the three months ended March 31, 1999 and 1998.

The 'Accounting differences / eliminations' caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards.
This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the 'Accounting differences / eliminations' caption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------

Sales of $14.4 billion for the first three months of 1999 were 11 percent higher than sales for the comparable period of 1998. A total of 148 commercial jet aircraft were delivered, compared with 108 in the first three months of 1998. Approximately 620 commercial aircraft deliveries are currently projected for the full year 1999, compared with a total of 559 in 1998. Total sales for 1999 are projected to be in the $58 billion range, compared with $56 billion in 1998.

Commercial jet aircraft deliveries were as follows:

                                                 First Three Months
              ---------------------------------------------------------
              Model                              1999          1998
              ---------------------------------------------------------
              737                                  14            34
              737 Next-Generation                  61            12
              747                                  14            12
              757                                  17            11
              767                                  11            10
              777                                  23            20
              MD-80                                 2 (2)         2
              MD-90                                 5             4
              MD-11                                 1             3 (1)
              ---------------------------------------------------------
                    Total                         148           108
              =========================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the above table. No revenue is recorded at time of delivery for aircraft accounted for as operating leases.

==============================================================================
| Forward-Looking Information Is Subject to Risk and Uncertainty             |
| Certain statements in this report (including the projections that follow) | | contain "forward-looking" information that involves risk and uncertainty, |
| including projections for production rates, deliveries, customer           |
| financing, sales, revenues, operating margins, earnings, cash, scheduled | | launches of products, research and development expense, inventory turn | | rates, tax rates, employment, asset utilization, other trend projections, | | and Y2K readiness. This forward-looking information is based upon a number |
| of assumptions, including assumptions regarding demand; internal           |
| performance; customer financing; customer, supplier and subcontractor | | performance; customer model selections; government policies and actions; | | price-escalation; successful negotiation of contracts with the Company's | | labor unions and favorable outcomes of certain pending sales campaigns. | | Actual future results and trends may differ materially depending on a |
| variety of factors, including the Company's successful execution of        |
| internal performance plans, including research and development, production |

| recovery, production rate increases and decreases, production system       |
| initiatives, other cost-reduction efforts, and Y2K readiness plans; the | | cyclical nature of the Company's business; volatility of the market for | | certain products; continued integration of McDonnell Douglas Corporation; | | product performance risks associated with regulatory certifications of the |
| Company's commercial aircraft by the U.S. Government and foreign           |
| governments; other regulatory uncertainties; collective bargaining labor   |
| disputes; performance issues with key suppliers, subcontractors and        |
| customers; customer model selections; governmental export and import       |
| policies; factors that result in significant and prolonged disruption to | | air travel worldwide; global trade policies; worldwide political stability | | and economic conditions, particularly in Asia; price escalation trends; |
| changing priorities or reductions in the U.S. Government or foreign        |
| government defense and space budgets; termination of government contracts  |
| due to unilateral government action or failure to perform; and legal       |
| proceedings. Additional information regarding these factors is contained   |
| in the Company's Annual Report on Form 10-K for the year ended 1998.       |
==============================================================================


Military Aircraft and Missiles and Space and Communications deliveries included the following:

                                                 First Three Months
              ---------------------------------------------------------
                                                 1999          1998
              ---------------------------------------------------------
              Military Aircraft and Missiles
                C-17                                2             2
                F-15                                9             7
                F/A-18 C/D                          6            10
                F/A-18 E/F                          2             -
                T-45TS                              3             4
                CH-47                               3             3

              Space and Communications
                767 AWACS                           2             2
                Delta II                            2             4

The F/A-18 E/F aircraft are under a cost-type contract; sales are recognized as work progresses rather than upon delivery.


Earnings
--------

Net earnings of $469 million for the first quarter of 1999 reflect increased operating margins in each of the three operating units. Comparable net earnings for the same period of 1998 were $50 million, which included after-tax charges of approximately $219 million forward loss on the Next-Generation 737 program.

Research and development expense totaled $361 million for the quarter, compared with $487 million for the same period of 1998. Commercial
Airplanes segment research and development expense for first quarter 1999 was $182 million, compared to $283 million for first quarter 1998. The reduced expenditures were primarily due to reduced spending on the Next-Generation 737 models; the increased-capacity version 777-300, which first delivered in second quarter 1998; and the 757-300, a stretched derivative of the 757-200, which will begin deliveries in second quarter 1999. Expenditures continue for the 767-400ER, a stretched version of the 767-300ER, with deliveries scheduled to begin in the year 2000. The 717-200 continues in development, with flight test scheduled to begin later this year and first delivery planned for third quarter 1999. Military Aircraft and Missiles segment and Space and Communications segment had lower levels of development expense, compared with the first quarter of 1998.

Based on current programs and schedules, research and development expense for the full year 1999 is projected to be in the $1.5 billion to $1.7 billion range, compared with $1.9 billion in 1998.

The income tax provision for first quarter 1999 of 30.0% is lower than the 31.5% for the same period in 1998 due principally to an increase in Foreign Sales Corporation tax benefits in 1999.

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

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. If the Company were to prevail, the refund would additionally include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for these years.

The Company has significant financing assets and off-balance-sheet commitments that are impacted by the market value of various jet aircraft, including the MD-11 trijet model. The Company believes that it has appropriately assessed the impact of aircraft market values on accounting for such commitments and financing assets. A significant deterioration in the MD-11 market value, however, could result in the requirement to adjust related reserves. The Company will continue to monitor this market.

Operating Profit
----------------

Commercial Airplanes Segment

A total of 148 commercial jet aircraft were delivered, compared with 108 in the first quarter of 1998. The overall Commercial Airplanes segment operating profit margin, based on the unit cost of airplanes delivered, was approximately 3.9 percent for the first three months of 1999, compared with approximately 0.3 percent for the same period in 1998. This improved margin was principally attributable to a greater number of deliveries, further improvement in the learning curve for Next-Generation 737s and 777s and reduced research and development spending in the first quarter of 1999, compared with the same period in 1998. The projected segment operating margin range for 1999 is in the range of 2 percent to 3 percent, reflecting the impact of an increasingly higher percentage of new commercial airplane program deliveries, continued pricing pressures and lower price-escalation trends.

In the first quarter, the 757-300 received certification from both the U.S. and European aviation authorities. Launch customer Condor-Flugdienst of Germany took first delivery of the 757-300 in March. The 717-200 continues in flight test, with certification and the first delivery expected in the third quarter. Fuel consumption data from the 717-200 flight test certification program show fuel burn improvements of as much as 5 percent.

The Company continues to closely monitor the economic situation in Asia, which has the potential to impact future deliveries, particularly widebody models. Production will continue to be adjusted to reflect customer requirements and the Company's capabilities.


Military Aircraft and Missiles Segment

Operating revenues of $3.0 billion for the first quarter 1999 were about the same as first quarter 1998. The segment operating margin was 10.9 percent in the quarter of 1999, compared with 8.5 percent for the same period in 1998. The 1999 first quarter results included a favorable contract settlement related to prior years amounting to approximately $31 million after tax. The 1998 first quarter results included joint venture development costs associated with the Bell Boeing 609 Civil Tiltrotor program, which the Company transferred to Bell Helicopter Textron on March 1, 1998.

Firm orders on F-15s will continue production through early 2000. The Company currently has significant exposure related to long-lead requirements for the F-15 program for deliveries in 2000 and beyond. A potential customer is evaluating the F-15 to meet its requirements for this time period. Such a commitment will be required to mitigate an earnings impact due to this exposure. A recent decision by the government of Greece to procure aircraft other than F-15s is expected to result in a pretax charge of approximately $45 million in the second quarter of 1999, and has reduced the anticipated base of customers likely to order aircraft beyond the current production.

Space and Communications Segment

Operating revenues for the first quarter of 1999 were $1.5 billion, $0.3 billion lower than the same period in 1998. The revenue decrease was primarily due to fewer Delta II deliveries and a reduced level of activity on several cost-reimbursement-type contracts. The segment operating margin was 4.0 percent, which is higher when compared with 2.4 percent for the first quarter of 1998, due to a reduced level of research and development spending and joint venture development costs.

During the first quarter, Space and Communications delivered the final two of four 767 Airborne Warning and Control System (AWACS) aircraft to the government of Japan.

In March the world's first commercial rocket launch from a floating platform at sea was successfully completed by Sea Launch. Boeing is a 40 percent partner in Sea Launch with RSC Energia (25 percent) from Russia, Kvaerner Maritime (20 percent) from Norway, and KB Yuzhnoye / PO Yuzhmash (15 percent) from Ukraine. Currently, Sea Launch has firm contracts for 16 launches and will begin commercial operations later this year.

Customer and Commercial Financing / Other Segment

Revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Segment earnings additionally reflect depreciation on leased equipment and expenses recorded against the valuation allowance. No interest expense on debt is included in Customer and Commercial Financing / Other segment earnings.

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $2.7 billion at March 31, 1999, after repurchasing 3.0 million shares for $103 million during the first quarter. To date the Company has repurchased 38.2 million shares for $1.4 billion. Total long-term debt is at 35% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $2.64 billion, remain available but unused.

Backlog
-------
Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated Government contract funding) was as follows (dollars in billions):

                                       March 31           Dec. 31
                                           1999              1998
       -------------------------------------------------------------
       Commercial Airplanes              $ 84.1            $ 86.1
       Military Aircraft and Missiles      20.1              17.0
       Space and Communications             9.6               9.8
       -------------------------------------------------------------
         Total                           $113.8            $112.9
       =============================================================

Unobligated U.S. Government contract funding not included in backlog totaled $20.7 billion at March 31, 1999, and $23.5 billion at December 31, 1998.

Year 2000 (Y2K) Date Conversion
-------------------------------

The Y2K issue exists because many systems, including computer, embedded, facilities, and factory floor production equipment utilize a two-digit date field to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial or operations information incorrectly.

State of readiness: The Company recognized this challenge early, and each operating group started working on the problem in 1993. The Company's Y2K strategy, to make systems "Y2K-ready," includes a common companywide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology (IT) systems and non-IT systems, such as embedded, facilities and factory floor systems. Each operating group has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee.

The Company is capitalizing on its history of integrating large complex systems, and has an experienced Y2K team and Program Management Office in place headed by the Company's chief information officer. Since 1993 the Company has identified approximately 14,000 systems and assessed each for Y2K readiness. More than 90% of the systems were made Y2K-ready by December 31, 1998. The majority of the remaining systems will be completed by July 31, 1999.

A companywide, coordinated process to assess supplier readiness began in the second quarter of 1998. The Company is unable to definitively determine that all major suppliers will be Y2K-ready, but is preparing contingency plans to mitigate the impact of performance failures by major suppliers.

Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as independent projects, but have occurred in conjunction with normal sustaining activities. The Company estimates that Y2K conversion efforts have averaged annually approximately $35 million over the last three years, representing on average approximately 10% of the total application-sustaining IT costs during that period. Y2K conversion costs are expected to represent a lower percentage of total application-sustaining IT costs in 1999. In addition to these sustaining costs, the discretely identifiable costs associated with Y2K conversion activities are expected to total $16 million. The Company does not expect a reduction in sustaining costs when Y2K conversion activities are completed because normal sustaining activities will be ongoing. Reprioritizing sustaining activities to support Y2K has not had, and is not expected to have, an adverse impact on operations.

Risks associated with Y2K issues: Due to the Company's early recognition and start on resolving the Y2K issue, the Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Y2K-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors and suppliers, including suppliers outside the United States. Additionally, the Company is working with its customers and suppliers, conducting test scenarios to ensure Y2K readiness. Although the Company has no reason to conclude that any specific supplier represents a risk, the most reasonably likely worst-case Y2K scenario would entail production disruption due to inability of suppliers to deliver critical parts.

The Company's contingency planning has been divided into two phases:
Phase I - Develop a Corporate Business Continuity and Contingency Plan; and Phase II - Implement Business Continuity and Contingency Plan through the Site Transition Plan. Phase I is complete. The Company has developed a risk assessment-based Year 2000 Business Continuity and Contingency Plan consistent with the Company's computing disaster preparedness goal, which is to "reduce vulnerability and enhance risk management." Where appropriate, this plan leverages existing Company system and supplier contingency and disaster recovery planning. This contingency planning incorporates information from leading information technology organizations in the industry and government, including the U.S. General Accounting Office (GAO) guideline, "Year 2000 Computing Crisis: Business Continuity and Contingency Planning," dated August 1998. The plan provides a structured approach to assist operating groups with business continuity and contingency planning. Phase II - Implement
Business Continuity and Contingency Plan through the Site Transition Plan
- is ongoing. A Site Year 2000 Transition Plan template has been developed which encompasses the specific staffing and contingency plans for before, during and after the Year 2000 rollover, as well as depicting the major elements required to complete the plan. Each operating group is responsible for developing and implementing a Site Year 2000 Transition Plan, and report monthly status to executive management. Where applicable, the contingency operations will employ the Company Disaster Preparedness Methodology. The Company continues to work closely with local, state, and federal emergency management organizations to ensure that coordinated plans are in place should infrastructure problems occur in the year 2000.


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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of March 31, 1999, the notional value of such derivatives was $586 million, with a net unrealized loss of $7 million. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of March 31, 1999, the consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of the Company as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP

Seattle, Washington
April 15, 1999

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit named as defendants the Company and three of its executive officers. Additional lawsuits of a similar nature have been filed. The plaintiffs in each lawsuit seek to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the Class Period), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.
The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On June 6, 1998, sixteen African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in the U.S. District Court for the Western District of Washington (Washington
Class Action) alleging, on the basis of race, discrimination in promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or have worked for the three companies during the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missile Systems Group in Philadelphia filed an action in the U.S. District Court for the Eastern
District of Pennsylvania (Philadelphia Class Action) alleging, on the basis of race, discrimination in compensation, promotions and terminations.
The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. In September 1998, the Court denied plaintiffs' motion seeking class certification, but allowed plaintiffs to renew their motion upon completion of class discovery. On January 25, 1999, the U.S. District Court in the Western District of Washington entered an order preliminarily approving a proposed Consent Decree, which settles both the Washington Class Action and the Philadelphia Class Action, along with a multi-plaintiff racial discrimination lawsuit. The order, inter alia, conditionally certified a nationwide class of 20,000 current and former African American Boeing (including all U.S. subsidiaries and former McDonnell Douglas Corporation and Rockwell
International Corporation) employees. If approved by the Court, the Company will pay $15 allocated in a manner described in the proposed Consent Decree.
The Company will devise systems changes that will inform hourly employee class members about the promotion selection process, and which employee was awarded a certain promotion; provide training and other programs to assist employees with career development; employ a consultant to assess these system changes; implement across the system a revised first-level management selection process and revised internal complaint process; and implement enforcement procedures to maintain a harassment-free workplace. Objections to the proposed settlement have been filed. A hearing is set for May 26, 1999, to determine the fairness of the proposed Consent Decree, and if so determined, for the Court to approve the Consent Decree. The Company believes that the proposed Consent Decree, if approved, will not have a materially adverse effect on its earnings, cash flow or financial position.

On June 21, 1994, a lawsuit was filed against McDonnell Douglas Corporation ("MDC") in the U.S. District Court for the Northern District of Oklahoma alleging a violation of the Employee Retirement Income Security Act ("ERISA"). The lawsuit was certified as a class action consisting of all employees of MDC at its Tulsa location as of December 3, 1993, and who were vested in one of two retirement plans offered at that location. It alleges that a significant factor in the closing of the Tulsa facility in 1994 was savings in pension and health care costs that could be achieved through closing the plant. The plaintiffs seek unspecified damages to compensate class members for the alleged loss of benefits. MDC's motion for summary judgment was denied late in 1998. Trial was conducted on the liability issues in April 1999. The Company believes that the allegations are without merit and that the outcome of this lawsuit will not have a material adverse effect on its earnings, cash flow or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
        (a) The Company's Annual Meeting of Shareholders was held on April 26, 1999.

        (b) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2002. The votes were as follows:
                                               For           Withheld
                                       -----------         ----------
                Philip M. Condit       751,659,606         49,179,422
                Kenneth M. Duberstein  778,095,333         22,743,695
                John B. Fery           761,424,383         39,414,645
                Lewis E. Platt         777,821,524         23,017,504

             The terms of the following directors continued after the annual meeting:
                John H. Biggs     John F. McDonnell       Rozanne L. Ridgway
                John E. Bryson    William J. Perry        Harry C. Stonecipher
                Paul E. Gray      Charles M. Pigott

        (c)  The results of voting on Proposals 2 through 6 were as follows:

             2. A shareholder proposal asking the Board to establish a
                committee to develop criteria for the bidding, acceptance and implementation of military contracts failed to receive a majority of the votes present.

                                 # of  % of Eligible  % of Votes      % of Votes
                               Votes          Votes     Present  For or Against
                         -----------  -------------  ----------  --------------
       For                34,984,076          3.74%       5.90%           6.29%
       Against           520,965,798         55.64%      87.85%          93.71%
       Abstain            37,089,612          3.96%       6.25%
       Broker non-votes  207,799,542         22.19%

             3. A shareholder proposal requesting the Board to adopt human rights criteria for its business operations in or with the People's Republic of China failed to receive a majority of the votes present.
                                # of  % of Eligible  % of Votes      % of Votes
                               Votes          Votes     Present  For or Against
                         -----------  -------------  ----------  --------------
       For                37,804,513          4.04%       6.37%           6.79%
       Against           518,845,289         55.42%      87.49%          93.21%
       Abstain            36,389,591          3.89%       6.14%
       Broker non-votes  207,799,635         22.19%

             4. A shareholder proposal recommending cumulative voting in the election of directors failed to receive a majority of the votes present.
                                # of  % of Eligible  % of Votes      % of Votes
                               Votes          Votes     Present  For or Against
                         -----------  -------------  ----------  --------------
       For               150,395,918         16.06%      25.36%          26.53%
       Against           416,524,028         44.49%      70.24%          73.47%
       Abstain            26,097,344          2.79%       4.40%
       Broker non-votes  207,821,738         22.20%

             5. A shareholder proposal requesting creation of the position of independent lead director failed to receive a majority of the votes present.

                                # of  % of Eligible  % of Votes      % of Votes
                               Votes          Votes     Present  For or Against
                         -----------  -------------  ----------  --------------
       For               129,702,278         13.85%      21.87%          22.43%
       Against           448,530,284         47.91%      75.63%          77.57%
       Abstain            14,827,838          1.58%       2.50%
       Broker non-votes  207,778,628         22.19%


             6. A shareholder proposal recommending annual election of the entire Board of Directors failed to receive a majority of the votes present.

                                # of  % of Eligible  % of Votes      % of Votes
                               Votes          Votes     Present  For or Against
                         -----------  -------------  ----------  --------------
       For               295,872,502         31.60%      49.89%          51.01%
       Against           284,195,404         30.35%      47.92%          48.99%
       Abstain            12,957,025          1.38%      2.18%
       Broker non-votes  207,814,097         22.20%


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (15) Letter from independent accountants regarding unaudited interim financial information.  Page 30.

             (27) Financial Data Schedule for the three-month period ending
                  March 31, 1999.  Filed herewith.

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

                                              THE BOEING COMPANY
                                        ------------------------------
                                                 (Registrant)

      May 10, 1999                       /s/ Laurette T. Koellner
     --------------                   --------------------------------
        (Date)                               Laurette T. Koellner
                                        Vice President and Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of March 31, 1999, the consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.





May 12, 1999


The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three-month periods ended March 31, 1999 and 1998 as indicated in our report dated April 15, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-
32461, 333-32491, 333-32499, and 333-32567 of The Boeing Company on Form
S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington