Form 10-Q
period 1999-06-30
BOEING CO
filed 1999-08-12
CIK 12927

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




                       For the quarterly period ended
                                June 30, 1999


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

As of July 31, 1999, there were 960,437,667 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)


                                          Six months ended  Three months ended
                                               June 30             June 30
------------------------------------------------------------------------------
                                             1999     1998       1999     1998
------------------------------------------------------------------------------
Sales and other operating revenues        $29,524  $26,334    $15,132  $13,389
Cost of products and services              26,181   23,757     13,418   11,980
------------------------------------------------------------------------------
Gross profit                                3,343    2,577      1,714    1,409
Equity in income (loss) from joint ventures    12      (43)         4        4
General and administrative expense          1,016      960        525      467
Research and development expense              711      976        350      489
Share-based plans expense                      96       63         50       41
------------------------------------------------------------------------------
Operating earnings                          1,532      535        793      416

Other income, principally interest            375      131        335       64
Interest and debt expense                    (219)    (227)      (110)    (114)
------------------------------------------------------------------------------
Earnings before income taxes                1,688      439      1,018      366

Income taxes                                  518      131        317      108
------------------------------------------------------------------------------
Net earnings                              $ 1,170  $   308    $   701  $   258
==============================================================================


Basic earnings per share                    $1.25     $.32       $.75     $.26
==============================================================================

Diluted earnings per share                  $1.24     $.31       $.75     $.26
==============================================================================

Cash dividends per share                    $ .28     $.28       $.14     $.14
==============================================================================









               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                       June 30     December 31
                                                          1999            1998
------------------------------------------------------------------------------
Assets                                              (Unaudited)
------------------------------------------------------------------------------

Cash and cash equivalents                              $ 2,777         $ 2,183
Short-term investments                                     225             279
Accounts receivable                                      3,698           3,288
Current portion of customer and commercial financing       609             781
Deferred income taxes                                    1,503           1,495
Inventories, net of advances and progress billings       8,631           8,349
------------------------------------------------------------------------------
        Total current assets                            17,443          16,375
Customer and commercial financing                        5,038           4,930
Property, plant and equipment, net                       8,601           8,589
Deferred income taxes                                      397             411
Goodwill                                                 2,270           2,312
Prepaid pension expense                                  3,544           3,513
Other assets                                               768             542
------------------------------------------------------------------------------
                                                       $38,061         $36,672
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                 $11,681         $10,733
Advances in excess of related costs                      1,203           1,251
Income taxes payable                                       721             569
Short-term debt and current portion of long-term debt      810             869
------------------------------------------------------------------------------
        Total current liabilities                       14,415          13,422
Accrued retiree health care                              4,873           4,831
Long-term debt                                           6,097           6,103
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159        5,059           5,059
Additional paid-in capital                               1,653           1,147
Treasury shares, at cost - 50,535,444 and 35,845,731    (1,938)         (1,321)
Retained earnings                                        9,605           8,706
Accumulated other comprehensive income                     (23)            (23)
Unearned compensation                                      (14)            (17)
ShareValue Trust shares - 38,445,046 and 38,166,601     (1,666)         (1,235)
------------------------------------------------------------------------------
        Total shareholders' equity                      12,676          12,316
------------------------------------------------------------------------------
                                                       $38,061         $36,672
==============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)


                                                            Six months ended
                                                                 June 30
------------------------------------------------------------------------------
                                                            1999          1998
------------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings                                            $1,170       $   308
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                         96            63
    Depreciation and amortization                            802           804
    Changes in assets and liabilities -
      Short-term investments                                  54           427
      Accounts receivable                                   (410)         (114)
      Inventories, net of advances and progress billings    (282)       (1,225)
      Accounts payable and other liabilities                 950           (85)
      Advances in excess of related costs                    (48)         (218)
      Income taxes payable and deferred                      158           197
      Other                                                 (268)          (77)
      Accrued retiree health care                             42            (4)
------------------------------------------------------------------------------
        Net cash provided by operating activities          2,264            76
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions     (934)         (451)
  Customer financing and properties on lease, reductions     911           368
  Property, plant and equipment, net additions              (674)         (836)
------------------------------------------------------------------------------
        Net cash used by investing activities               (697)         (919)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                             145           414
  Debt repayments                                           (210)         (465)
  Common shares purchased                                   (676)         (115)
  Stock options exercised, other                              41            26
  Dividends paid                                            (273)         (283)
------------------------------------------------------------------------------
        Net cash used by financing activities               (973)         (423)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         594        (1,266)

Cash and cash equivalents at beginning of year             2,183         4,420
------------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter           $2,777        $3,154
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

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 1999, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Recognition of First Quarter 1998 Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represented an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. The cumulative forward loss of $1,050 at the end of the first quarter of 1998 represented the amount by which the estimated production costs exceed the estimated revenue for the first 400 units of the program. The current accounting quantity for the Next-Generation 737 program is 1,200 units. As of June 30, 1999, cumulative Next-Generation 737 airplane deliveries totaled 307.


Note 3 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended June 30, 1999 and 1998, are as follows:

                                       First Six Months     Second Quarter
                                       ----------------     --------------
                                       1999        1998     1999      1998
                                       ----        ----     ----      ----
        Basic shares                  934.2       973.2    931.3     972.9
        Diluted shares                942.6       984.7    940.5     984.8

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

Note 4 - Income Taxes

The effective income tax provision rate of 30.7% for the first six months of 1999 is lower than the statutory federal rate principally due to Foreign Sales Corporation tax benefits and current-year research and development tax credits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments (refunds) were $563 and $(34) for the six months ended June 30, 1999 and 1998.

In the second quarter the Internal Revenue Service (IRS) and the Company reached a partial agreement on an IRS examination of the years 1988 through 1991. As a result of the partial agreement between the Company and the IRS for these years, refunds and payments of tax and interest were due to or payable by the Company. Second quarter net earnings included the net interest income of $289 pretax associated with this partial agreement, amounting to $.19 per share after tax.

Note 5 - Accounts Receivable

Accounts receivable consisted of the following:

                                                      June 30      December 31
                                                         1999             1998
------------------------------------------------------------------------------
U.S. Government contracts                              $1,865           $2,058
Other                                                   1,833            1,230
------------------------------------------------------------------------------
                                                       $3,698           $3,288
==============================================================================

Note 6 - Inventories

Inventories consisted of the following:

                                                      June 30      December 31
                                                         1999             1998
------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress                 $ 22,505         $ 24,812
Commercial spare parts, general stock
 materials and other                                    2,158            2,162
------------------------------------------------------------------------------
                                                       24,663           26,974
Less advances and progress billings                   (16,032)         (18,625)
------------------------------------------------------------------------------
                                                     $  8,631         $  8,349
==============================================================================

Inventory costs at June 30, 1999, included unamortized tooling of $1,702 and $701 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,649 and $624 relating to the 777 and Next-Generation 737 programs.

Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                      June 30      December 31
                                                         1999             1998
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                    $   635          $   859
  Investment in sales-type/financing leases             1,267            1,325
  Operating lease equipment, at cost,
   less accumulated depreciation of $228 and $195       2,228            2,201
Commercial equipment financing
  Notes receivable                                        617              534
  Investment in sales-type/financing leases               590              548
  Operating lease equipment, at cost,
   less accumulated depreciation of $120 and $129         514              510
------------------------------------------------------------------------------
Less valuation allowance                                 (204)            (266)
------------------------------------------------------------------------------
                                                       $5,647           $5,711
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first six months of 1999 consisted of the following:

                                                                     Valuation
                                                                     Allowance
------------------------------------------------------------------------------
Beginning balance - December 31, 1998                                   $ (266)
  Charged to costs and expenses                                            (24)
  Reduction in customer and commercial financing assets                     86
------------------------------------------------------------------------------
Ending balance - June 30, 1999                                          $ (204)
==============================================================================

Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                      June 30      December 31
                                                         1999             1998
------------------------------------------------------------------------------
Accounts payable                                      $ 5,419          $ 5,263
Accrued compensation and employee benefit costs         2,478            2,326
Lease and other deposits                                  446              539
Other                                                   3,338            2,605
------------------------------------------------------------------------------
                                                      $11,681          $10,733
==============================================================================

Note 9 - Debt

Short- and long-term debt consisted of the following:
                                                      June 30      December 31
                                                         1999             1998
------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 7/8% due Sep. 15, 1999                             $  300           $  304
  8.25% due Jul. 1, 2000                                  200              200
  8 3/8% due Feb. 15, 2001                                178              180
  7.565% due Mar. 30, 2002                                 53               54
  9.25% due Apr. 1, 2002                                  120              120
  6 3/4% due Sep. 15, 2002                                298              298
  6.35% due Jun. 15, 2003                                 300              299
  7 7/8% due Feb. 15, 2005                                207              208
  6 5/8% due Jun. 1, 2005                                 293              292
  6.875% due Nov. 1, 2006                                 248              248
  8 1/10% due Nov. 15, 2006                               175              175
  9.75% due Apr. 1, 2012                                  348              348
  8 3/4% due Aug. 15, 2021                                398              398
  7.95% due Aug. 15, 2024                                 300              300
  7 1/4% due Jun. 15, 2025                                247              247
  8 3/4% due Sep. 15, 2031                                248              248
  8 5/8% due Nov. 15, 2031                                173              173
  6 5/8% due Feb. 15, 2038                                300              300
  7.50% due Aug. 15, 2042                                 100              100
  7 7/8% due Apr. 15, 2043                                173              173
  6 7/8% due Oct. 15, 2043                                125              125

Senior debt securities,
  6.0% - 9.4%, due through 2011                            48               55
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                        1,351            1,320
Subordinated medium-term notes,
  5.5% - 8.3%, due through 2004                            45               55
Capital lease obligations due through 2008                408              433
Other notes                                               271              319
------------------------------------------------------------------------------
                                                       $6,907           $6,972
==============================================================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. In addition, Boeing Capital Corporation, a corporation wholly owned by the Company, has $240 available, but unused, under a credit line agreement with a group of commercial banks. Total debt interest, including amounts capitalized, was $261 and $260 for the six-month periods ended June 30, 1999 and 1998, and interest payments were $239 and $221, respectively.

During the fourth quarter of 1997, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $1,200 aggregate principal amount of debt securities. As of June 30, 1999, BCC issued $716 of the $1,200 medium-term notes authorized. On July 7, 1999, BCC filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2,500 of its debt securities.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the six-month periods ended June 30, 1999 and 1998, consisted of the following:

------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,011,870  $ 5,059  1,000,030  $ 5,000
  Shares issued for the ShareValue Trust                       11,253       56
  Shares issued for incentive stock plans                         587        3
------------------------------------------------------------------------------
 Ending balance - June 30               1,011,870  $ 5,059  1,011,870  $ 5,059
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 1,147             $ 1,090
  Share-based compensation                              96                  41
  Treasury shares issued for
   incentive stock plans, net                          (26)                (27)
  Tax benefit related to incentive
   stock plans                                           5                  12
  Stock appreciation rights expired
   or surrendered                                                            6
  Shares issued for the ShareValue Trust                                   494
  ShareValue Trust market value adjustment             431                (118)
------------------------------------------------------------------------------
 Ending balance - June 30                          $ 1,653             $ 1,498
==============================================================================
Treasury stock
 Beginning balance - January 1             35,846  $(1,321)       165  $    (9)
  Treasury shares issued for incentive
   stock plans, net                        (1,597)      59     (1,084)      55
  Treasury shares acquired                 16,286     (676)     2,277     (115)
------------------------------------------------------------------------------
 Ending balance - June 30                  50,535  $(1,938)     1,358  $   (69)
==============================================================================
Retained earnings
 Beginning balance - January 1                     $ 8,706             $ 8,147
  Net earnings                                       1,170                 308
  Cash dividends declared                             (271)               (285)
------------------------------------------------------------------------------
 Ending balance - June 30                          $ 9,605             $ 8,170
==============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                     $   (23)
------------------------------------------------------------------------------
 Ending balance - June 30                          $   (23)
==============================================================================
Unearned compensation
 Beginning balance - January 1                     $   (17)            $   (20)
  Forfeitures                                            2                   3
  Amortization                                           1                   1
------------------------------------------------------------------------------
 Ending balance - June 30                          $   (14)            $   (16)
==============================================================================

Changes in shareholders' equity for the six-month periods ended June 30, 1999 and 1998, consisted of the following:

------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
ShareValue Trust
 Beginning balance - January 1             38,167  $(1,235)    26,385  $(1,255)
  Shares acquired from dividend
   reinvestment                               278                 215
  Shares issued from common stock                              11,253     (550)
  Market value adjustment                             (431)                118
------------------------------------------------------------------------------
 Ending balance - June 30                  38,445  $(1,666)    37,853  $(1,687)
==============================================================================

For the six months ended June 30, 1999 and 1998, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings. As a result, comprehensive income and net earnings were the same for these periods.

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

In the first six months of 1999, the Company awarded to executive management 5.2 million Performance Shares at an issue price of $36.25. The total number of Performance Shares outstanding as of June 30, 1999, was 8.4 million.

Note 12 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At June 30, 1999, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on such litigation and possible further appeals, or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

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

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging discrimination on the basis of race in connection with promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or worked for the three companies over the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missiles Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging discrimination on the basis of race in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

Note 13 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

------------------------------------------------------------------------------
                                           Six months ended Three months ended
                                                 June 30            June 30
                                              1999     1998      1999     1998
------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                     $19,890  $16,791   $10,109  $ 8,704
  Military Aircraft and Missiles             6,177    5,901     3,210    2,952
  Space and Communications                   3,282    3,582     1,739    1,759
  Customer and Commercial Financing / Other    384      405       197      206
  Accounting differences / eliminations       (209)    (345)     (123)    (232)
------------------------------------------------------------------------------
  Operating revenues                       $29,524  $26,334   $15,132  $13,389
==============================================================================

Earnings (loss):
  Commercial Airplanes                     $   817  $  (178)  $   435  $  (201)
  Military Aircraft and Missiles               690      552       368      300
  Space and Communications                     155      165        94      121
  Customer and Commercial Financing / Other    219      235       117      111
  Accounting differences / eliminations       (120)     (50)      (91)     201
  Share-based plans                            (96)     (63)      (50)     (41)
  Other unallocated expense                   (133)    (126)      (80)     (75)
------------------------------------------------------------------------------
  Operating earnings                         1,532      535       793      416
  Other income, principally interest           375      131       335       64
  Interest and debt expense                   (219)    (227)     (110)    (114)
------------------------------------------------------------------------------
  Earnings before income taxes               1,688      439     1,018      366
  Income taxes                                 518      131       317      108
------------------------------------------------------------------------------
  Net earnings                             $ 1,170  $   308   $   701  $   258
==============================================================================

Research and development:
  Commercial Airplanes                     $   366  $   564   $   184  $   281
  Military Aircraft and Missiles               119      137        57       66
  Space and Communications                     226      275       109      142
------------------------------------------------------------------------------
  Total research and development expense   $   711  $   976   $   350  $   489
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

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1998 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenue, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. The adjustment between the internal measurement method and the program accounting method of recording cost of sales is included in the 'Accounting differences / eliminations' caption of net earnings. This adjustment totaled $(9) and $(57) for the six months ended June 30, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------

Sales of $29.5 billion for the first six months of 1999 were 12% higher than sales for the comparable period of 1998. A total of 313 commercial jet aircraft were delivered, compared with 245 in the first six months of 1998.
Approximately 620 commercial aircraft deliveries are currently projected for the full year 1999, compared with 559 in 1998. Total sales for 1999 are projected to be in the $58 billion range, compared with $56 billion in 1998.

Commercial jet aircraft deliveries were as follows:

                                       Six Months           2nd Quarter
               -------------------------------------------------------------
               Model                 1999     1998       1999       1998
               -------------------------------------------------------------
               737                     25       67         11         33
               737 Next-Generation    139       50         78         38
               747                     26       21         12          9
               757                     36       23         19         12
               767                     25       24         14         14
               777                     45       37         22         17
               MD-80                    8 (8)    3          6 (6)      1
               MD-90                    6       14          1         10
               MD-11                    3        6 (2)      2          3 (1)
               -------------------------------------------------------------
                     Total            313      245        165        137
               =============================================================

===============================================================================
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
| Certain statements in this report contain "forward-looking" information | | that involves risk and uncertainty, including projections for deliveries, | | customer financing, sales, revenues, operating margins, earnings, cash, |
| research and development expense, taxes, work force, disposition of         |
| certain Company businesses, and other trend projections.  This              |
| forward-looking information is based upon a number of assumptions, including| | assumptions regarding demand; internal performance; customer financing; |
| supplier and subcontractor performance; customer model selections;          |
| government policies and actions; price escalation; successful negotiation | | of contracts with the Company's labor unions and favorable outcomes of | | certain pending sales campaigns, supplier contract negotiations and asset |
| dispositions.  Actual future results and trends may differ materially       |
| depending on a variety of factors, including the Company's successful       |
| execution of internal performance plans including research and development, | | production recovery, production rate increases and decreases, production |
| system initiatives, asset management plans, procurement plans, other        |
| cost-reduction efforts, and Y2K readiness plans; the cyclical nature of the |
| Company's business, volatility of the market for certain products,          |
| continued integration of McDonnell Douglas Corporation; product performance | | risks associated with regulatory certifications of the Company's commercial | | aircraft by the U.S. Government and foreign governments; other regulatory | | uncertainties; collective bargaining labor disputes; performance issues with|

| key suppliers, subcontractors and customers; customer model selections;     |
| governmental export and import policies; factors that result in             |
| significant and prolonged disruption to air travel worldwide; global trade  |
| policies; worldwide political stability and economic conditions,            |
| particularly in Asia; real estate market fluctuations in areas where Company| | facilities are located; price escalation trends; changing priorities or | | reductions in the U.S. Government or foreign government defense and space | | budgets; termination of government contracts due to unilateral government |
| action or failure to perform; and legal proceedings.  Additional            |
| information regarding these factors is contained in the Company's Annual    |
| Report on Form 10-K for the year ended 1998.                                |
===============================================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the previous table. Aircraft accounted for as operating leases have minimal revenue recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:

                                       Six Months           2nd Quarter
               -------------------------------------------------------------
               Model                 1999     1998       1999       1998
               -------------------------------------------------------------
               C-17                     5        4          3          2
               F-15                    21       13         12          6
               F/A-18 C/D              14       16          8          6
               F/A-18 E/F               6        -          4          -
               T-45TS                   6        7          3          3
               CH-47                    7        6          4          3
               757-C-32A                -        2          -          2


The F/A-18 E/F aircraft are under a cost-type contract; sales are recognized as work progresses rather than upon delivery.

Space and Communications segment deliveries included the following:

                                       Six Months           2nd Quarter
               -------------------------------------------------------------
               Model                 1999     1998       1999       1998
               -------------------------------------------------------------
               767 AWACS                2        2          -          -
               Delta II                 5        7          3          3
               Delta III                1        -          1          -


Earnings
--------

Net earnings for the second quarter of 1999 were $701 million, compared with $258 million for the same period last year. In the second quarter the Internal Revenue Service (IRS) and the Company reached a partial agreement on an IRS examination of the years 1988 through 1991. As a result of the partial agreement between the Company and the IRS for these years, refunds and payments of tax and interest were due to or payable by the Company. Second quarter net earnings included the net interest income of $289 million pretax associated with this partial agreement, amounting to $.19 per share after tax.

Research and development expense totaled $350 million for the quarter, compared with $489 million for the same period of 1998. Commercial Airplanes segment research and development expense of $184 million for second quarter 1999 was lower than the $281 million expense for second quarter 1998, principally due to reduced spending attributable to the 767-400ER, 757-300 and 737 Next-Generation models. Based on current programs and schedules, research and development expense for the full year 1999 is projected to be in the $1.4 billion to $1.6 billion range, compared with $1.9 billion in 1998.

Income taxes have been settled with the IRS for all years through 1978, and all IRS examinations have been completed through 1991. Issues not resolved at the IRS examination stage are either in appeals with the IRS or are being litigated. The Company has filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.

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


Operating Earnings
------------------

Commercial Airplanes

Second-quarter 1999 commercial jet aircraft deliveries totaled 165, compared with 137 in the same period in 1998. The overall Commercial Airplanes segment operating profit margin, based on the unit cost of airplanes delivered, was approximately 4.3 percent for the second quarter of 1999, compared with negative
2.3 percent for the same period in 1998. This improved margin was principally attributable to further cost improvement on Next-Generation 737s and 777s, a greater number of deliveries, and reduced research and development spending in the second quarter of 1999, compared with the same period in 1998.

The Company continues to closely monitor the economic situation in Asia, which has the potential to impact future deliveries, particularly widebody models. Production will continue to be adjusted to reflect customer requirements and the Company's capabilities.

Military Aircraft and Missiles

Military Aircraft and Missiles segment second-quarter 1999 operating earnings were $368 million, a 23 percent increase over the $300 million operating earnings for the same period in 1998. The segment's operating margin was 11.5 percent for the quarter, up from 10.2 percent in the comparable period for 1998. Second quarter 1999 included a pretax charge of approximately $45 million related to a decision by the government of Greece to forego the purchase of F-15 aircraft. The charge was principally offset by increased deliveries of fighter and transport aircraft.

Firm orders of F-15s will continue production through early 2000. The Company currently has significant exposure related to long-lead requirements for the F-15 program for deliveries in 2000 and beyond. The government of Israel announced on July 18, 1999, its intention to purchase 50 Lockheed Martin F-16 aircraft; however, the Company's contract proposal with the government of Israel to purchase F-15 aircraft will remain in effect through August 20, 1999. The Company is actively pursuing F-15 aircraft sales to the U.S. Government and other foreign countries. The Company has made arrangements with F-15 program suppliers and subcontractors to remain active through August 31, 1999, in support of any potential sale. A purchase commitment in the near term will be required to mitigate an earnings impact.

In June, the Company delivered the seventh production model of the new F/A-18 E/F Super Hornet to the U.S. Navy. A month ahead of schedule, it joins six others in an operational evaluation that continues into the fall. The Super Hornet program remains on cost and on schedule, and successfully concluded its development flight test program. Production of the Company's two X-32 Joint Strike Fighter (JSF) concept demonstrators continued to exceed program milestones. The Company successfully mated the wing and fuselage of the first JSF aircraft and delivered the forebody of the second significantly ahead of schedule, below cost and under weight. The U.S. Government has stepped up procurement of two Boeing guided munitions that performed extremely well in the recent air campaign in Kosovo - production of the Joint Direct Attack Munition has been accelerated and the Conventional Air Launched Cruise Missile conversion line has been restarted.

Space and Communications

Space and Communications segment second-quarter 1999 operating earnings were $94 million, compared with $121 million operating earnings for the same period in 1998. The segment's operating margin for the second quarter was 5.4 percent, compared with 6.9 percent for the same period in 1998, which reflected a contract adjustment.

During the quarter, four additional launch service orders were confirmed for Sea Launch, a sea-based launch system in which Boeing is a 40 percent partner. The manifest now consists of 19 confirmed launches. Following the successful demonstration launch in March, the next Sea Launch mission is scheduled later this summer for customer DIRECTV, Inc.

On July 23, 1999, the Company completed the sale of Boeing Information Services, which provides the federal government with information and systems integration services, to Science Applications International Corporation. The transaction will result in a pretax gain of approximately $95 million. This action is part of the Company's continuing efforts to focus on and grow its core businesses.
It follows the Company's sale earlier this year of the commercial helicopter product line, and the announced sale of a technical services operation and an electronic warfare business.


Customer and Commercial Financing / Other

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



Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $3.0 billion at June 30, 1999, after repurchasing 16.3 million shares for $676 million during the first six months of 1999. To date the Company has repurchased 51.5 million shares for $2.0 billion under a share repurchase plan approved by the Board of Directors. Total long-term debt is at 35% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $2.64 billion, remain available but unused.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

                                       June 30    Mar. 31    Dec. 31
       -------------------------------------------------------------
                                          1999       1999       1998
       -------------------------------------------------------------
       Commercial Airplanes             $ 76.9     $ 84.1     $ 86.1
       Military Aircraft and Missiles     18.0       20.1       17.0
       Space and Communications            9.5        9.6        9.8
       -------------------------------------------------------------
         Total contractual backlog      $104.4     $113.8     $112.9
       =============================================================

Unobligated U.S. Government contract funding not included in backlog totaled $20.1 billion at June 30, 1999, compared with $20.7 billion at March 31, 1999, and $23.5 billion at December 31, 1998.

Year 2000 (Y2K) Date Conversion
-------------------------------

The Y2K issue exists because many systems, including computer, product-embedded, facilities, and factory floor production equipment systems, utilize a two-digit date field to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial or operations information incorrectly.

State of readiness: The Company recognized this challenge early, and each operating group started working on the problem in 1993. The Company's Y2K strategy, to make systems "Y2K-ready," includes a common companywide focus on policies, methods and correction tools, and coordination with customers and suppliers. This focus has been on all systems potentially impacted by the Y2K issue, including information technology (IT) systems and non-IT systems, such as product-embedded, facilities and factory floor systems. Each operating group has responsibility for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee.

The Company has capitalized on its history of integrating large complex systems, and has an experienced Y2K team and Program Management Office, headed by the Company's chief information officer. Since 1993 the Company has identified, assessed and remediated, if necessary, over 53,000 IT and non-IT systems for Y2K readiness. These systems are now substantially Y2K ready, with the exception of a very few systems that are anticipated to be ready by September 30, 1999.

A companywide, coordinated process to assess supplier readiness began in the second quarter of 1998. This process encompasses four major activities: survey of suppliers, assessment of supplier preparedness, risk mitigation, and contingency planning. The first two activities were completed in 1998 and the remaining activities are scheduled for completion during the third and fourth quarters, respectively, of 1999. The Company is currently developing contingency plans for all high-risk suppliers to mitigate the impact.

Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as independent projects, but have occurred in conjunction with normal sustaining activities. The Company estimates that IT Y2K conversion efforts represent the majority of conversion efforts, and have averaged annually approximately $35 million over the last three years, representing on average approximately 10% of the total application-sustaining IT costs during that period. Y2K conversion costs are expected to represent a lower percentage of total application-sustaining IT costs in 1999. In addition to these sustaining costs, the discretely identifiable IT costs associated with Y2K conversion activities are expected to total $16 million. The Company does not expect a reduction in sustaining costs when Y2K conversion activities are completed because normal sustaining activities will be ongoing. Reprioritizing sustaining activities to support Y2K has not had, and is not expected to have, an adverse impact on operations.

Risks associated with Y2K issues: Due to the Company's early recognition and start on resolving the Y2K issue, the Company believes there is low risk of any internal critical system, product-embedded system, or other critical Company asset not being Y2K-ready by the end of 1999. The Company continues to assess its risk exposure due to external factors and suppliers, including suppliers outside the United States. Additionally, the Company is working with its customers and suppliers, conducting test scenarios to assess Y2K readiness. Although the Company has no reason to conclude that any specific supplier represents a significant risk, the most reasonably likely worst-case Y2K scenario would entail production disruption due to inability of suppliers to deliver critical parts.

The Company's contingency planning has been divided into two phases: Phase I - Develop a Year 2000 Corporate Business Continuity and Contingency Plan; and Phase II - Implement Business Continuity and Contingency Plan through the Site Transition Plan. Phase I is complete. The Company has developed a risk assessment-based Year 2000 Business Continuity and Contingency Plan consistent with the Company's computing disaster preparedness goal, which is to "reduce vulnerability and enhance risk management." Where appropriate, this plan leverages existing Company system and supplier contingency and disaster recovery planning. This contingency planning incorporates information from leading information technology organizations in the industry and government, including the U.S. General Accounting Office (GAO) guideline, "Year 2000 Computing Crisis:
Business Continuity and Contingency Planning," dated August 1998. The plan provides a structured approach to assist operating groups with business continuity and contingency planning. Phase II - Implement Business Continuity and Contingency Plan through the Site Transition Plan - is ongoing. A Site
Year 2000 Transition Plan template has been developed which outlines the specific staffing and contingency plans for before, during and after the year 2000 rollover, and further describes the major elements required to complete the plan. Each operating group is developing and implementing a Site Year
2000 Transition Plan. Each group's progress is reported to the Year 2000
Program Management Office on a monthly basis. The Company continues to work closely with local, state, and federal emergency management organizations to ensure coordinated plans are in place should infrastructure problems occur in the year 2000.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of June 30, 1999, the notional value of such derivatives was $529 million, with a net unrealized gain of $13 million. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of June 30, 1999, the consolidated statements of operations for the six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of June 30, 1999, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1999 and 1998, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

July 15, 1999

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At June 30, 1999, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200 million, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on such litigation and possible further appeals, or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

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

On March 27, 1997, Gerald Verdine filed an action in California State Court alleging claims based on race and age discrimination, retaliation, and breach of contract against the Douglas Aircraft Company. On July 7, 1998, a jury returned a verdict against the Company on the retaliation and breach of contract claims but reached no decision on the other claims. The jury awarded Verdine $2 million in economic and non-economic damages and $26 million in punitive damages. The Company has filed post-trial motions to reverse the judgment, seek a new trial on all issues, or seek a reduction in the amount of damages.

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging discrimination on the basis of race in connection with promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or worked for the three companies over the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missiles Group in Philadelphia filed an action in the U.S. District Court for the Eastern District of Pennsylvania alleging discrimination on the basis of race in compensation, promotions and terminations. The complaint also alleges retaliation at that division. Plaintiffs are seeking an order certifying a class of all African American employees of The Boeing Company. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits

            (10)    Material Contracts.
                 o  Management Contracts and Compensatory Plans.
                       Executive Layoff Benefits Plan, as amended June 28,
                        1999.  Filed herewith.

            (15) Letter from independent accountants regarding unaudited interim financial information. Page 27.

            (27) Financial Data Schedule for the six-month period ending June 30, 1999. Filed herewith.


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


                                              THE BOEING COMPANY
                                    ---------------------------------------
                                                 (Registrant)

        August 11, 1999                   /s/ Laurette T. Koellner
        ---------------             ---------------------------------------
            (Date)                            Laurette T. Koellner
                                    Vice President and Corporate Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of June 30, 1999, the consolidated statements of operations for the three-month periods ended June 30, 1999 and 1998, and the statements of cash flows for the three-month periods ended June 30, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.





August 11, 1999
The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three- and six-month periods ended June 30, 1999 and 1998 as indicated in our report dated July 15, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-
32491, 333-32499, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

                                EXHIBIT (10)
                             THE BOEING COMPANY

                       EXECUTIVE LAYOFF BENEFITS PLAN

                          Includes Amendment No. 4















































                                  July 1999






                              Table of Contents
                              -----------------
                                                                       Page
Introduction                                                              1

Article 1 - Definitions                                                   2
         1.1  Affiliate or Subsidiary                                     2
         1.2  Committee                                                   2
         1.3  Company                                                     2
         1.4  Compensation Committee                                      2
         1.5  Effective Date                                              2
         1.6  Employee                                                    2
         1.7  Equivalent Employment                                       2
         1.8  Layoff Benefit                                              2
         1.9  Layoff Event                                                3
         1.10 Plan                                                        3
         1.11 Plan Year                                                   3
         1.12 Service                                                     3

Article 2 - Eligibility and Layoff Event                                  4
         2.1  Eligibility                                                 4
         2.2  Participating Groups                                        4
         2.3  Layoff Events Occurring From Effective
               Date Through June 30, 1999                                 4
         2.4  Layoff Events Occurring From July 1, 1999
               Through June 30, 2001                                      5

Article 3 - Layoff Benefit                                                6
         3.1  Layoff Benefit for Layoffs Occurring From Effective
               Date Through June 30, 1999                                 6
         3.1A Layoff Benefit for Layoffs Occurring from July 1, 1999
               Through June 30, 2001                                      6
         3.2  Payment of Layoff Benefit                                   6
         3.3  Death Benefit                                               8

Article 4 - Administration                                                9
         4.1  Administration                                              9
         4.2  Committee Liability                                         9
         4.3  Claim Procedure                                             9

Article 5 - General Provisions                                           10
         5.1  Plan Amendment and Termination                             10
         5.2  Funding                                                    10
         5.3  Benefit Plan Application                                   10
         5.4  Provision Against Anticipation                             10
         5.5  Employment Status                                          10
         5.6  Facility of Payment                                        10
         5.7  Construction                                               11










                                     -i-

                                Introduction
                                ------------

The Boeing Company hereby establishes The Boeing Company Executive Layoff Benefits Plan to provide for lump sum payments as layoff benefits for its executive employees as provided in this document.

It is intended that this Plan constitute a welfare benefit severance pay plan under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and that the plan shall be construed and interpreted in a manner consistent with such intention.

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

1.2 Committee means the Employee Benefit Plans Committee (or its successor) appointed by the Board of Directors of The Boeing Company.

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

1.9  Layoff Event is defined in Section 2.3 and Section 2.4.

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

2.3  Layoff Events Occurring From Effective Date Through June 30, 1999

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

2.4  Layoff Events Occurring from July 1, 1999 Through June 30, 2001

     For the time period from July 1, 1999 through June 30, 2001, a Layoff Event is an involuntary layoff from employment with the Company, but does not include a layoff if:

     a) The Employee becomes employed by the Company or any Affiliate or Subsidiary of the Company within 90 days of the layoff.

     b) The layoff occurs (i) because of a merger, sale, spin-off, reorganization, or similar transfer of assets or stock, or because of a change in the operator of a facility or a party to a contract, or because of an outsourcing of work, and (ii) the Employee either continues in Equivalent Employment (in the case of a stock sale or similar transaction), or the Employee is offered Equivalent Employment with the new employer, operator or contractor (or an affiliated business enterprise).

     c) The layoff occurs because of an act of God, natural disaster or national emergency.

     d) The layoff occurs because of a strike, picketing of the Company's premises, work stoppage or any similar action that would interrupt or interfere with any operation of the Company.

     e) The termination of employment of the Employee for any reason other than involuntary layoff, such as voluntary or temporary layoff, completion of a temporary assignment, resignation, dismissal, retirement, death or leave of absence.





























                                      5
                                  Article 3
                               Layoff Benefit
                               --------------

3.1  Layoff Benefit for Layoffs Occurring From Effective Date Through
     June 30, 1999

     The Layoff Benefit for an Employee who incurs a Layoff Event from the Effective Date through June 30, 1999 is equal to:

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

3.1A Layoff Benefit for Layoffs Occurring From July 1, 1999 Through
     June 30, 2001

     The Layoff Benefit for an Employee who incurs a Layoff Event from July 1, 1999 through June 30, 2001 is equal to:

     a) One year of salary (base salary at the time of layoff), plus

     b) The Employee's annual target incentive under the Incentive Compensation Plan for Officers and Employees of The Boeing Company and Subsidiaries, multiplied by the Company's actual performance score for the year during which the Layoff Event occurs, less

     c) If applicable, the total of all payments made, or to be made, pursuant to the Employee's Termination Benefits Agreement, or the Employee Severance Pay Plan of McDonnell Douglas Corporation (Boeing Capital Corporation, or McDonnell Douglas Realty Corporation); or any individual employment, separation or severance agreement.

3.2  Payment of Layoff Benefit

     a) Timing of Payment

        (1) For Layoff Events occurring on or before June 30, 1999, an Employee will receive his or her Layoff Benefit as a lump sum, net of any applicable withholding taxes, to be paid within a reasonable period of time following the Layoff Event. Interest shall not accrue on a Layoff Benefit regardless of the time of payment.

        (2) For Layoff Events occurring from July 1, 1999 through June
            30, 2001, an Employee will receive the portion of the Layoff Benefit described in Section 3.1A(a) in a lump sum within a reasonable period of time following the Layoff Event, and the portion of the Layoff Benefit described in Section 3.1A(b) in a lump sum in the year following the year of the Layoff Event, and in the month after the month in which the Compensation Committee of the Board of Directors of the Company has approved the performance scores for the Company and operating units. All such payments shall be net of any and all applicable withholding taxes, and interest shall not accrue on any portion of the Layoff Benefit, regardless of the time of payment.


     b) Limit on Payment

        No Employee shall be paid more than one Layoff Benefit under this Plan. For a Layoff Event occurring on or before June 30, 1999, in no event will the Layoff Benefit exceed the equivalent of twice the Employee's Annual Compensation during the calendar year immediately preceding the year of an Employee's Layoff Event. For a Layoff Event occurring on or after July 1, 1999, an Employee's Layoff Benefit shall not be limited by the preceding sentence.

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

3.3  Death Benefit

     No Layoff Benefits are due under the Plan with respect to an Employee to the extent not received by the Employee prior to his death.

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

4.2  Committee Liability

     The members of the Committee shall use ordinary care and diligence in the performance of their duties, but no member shall be personally liable by virtue of any contract, agreement, or other instrument made or executed by a member of the Committee, nor for any mistake or judgment made by such member or by any other member. No member of the Committee will be liable for the neglect, omission or wrongdoing of any other member or of the agents or counsel of the Committee. The Company shall indemnify each member of the Committee against, and hold each member harmless from any and all expenses and liabilities arising out of, any act or omission to act as a member of the Committee, to the fullest extent permitted under the by-laws of the Company.

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

                                  Article 5
                             General Provisions
                             ------------------

5.1  Plan Amendment and Termination

     The Company, acting through the Compensation Committee, may amend or terminate the Plan in whole or in part at any time. Such amendments may include any remedial retroactive changes to comply with the requirements of any law or regulation issued by any government agency to which the Company is subject. If not terminated earlier by action of the Compensation Committee, no benefits will be paid with respect to any Layoff Event occurring after June 30, 2001, and the Plan will terminate on March 30, 2002.

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