Form 10-Q
period 1999-09-30
BOEING CO
filed 1999-11-12
CIK 12927

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




                       For the quarterly period ended
                             September 30, 1999


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

As of October 31, 1999, there were 934,539,810 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)



                                         Nine months ended   Three months ended
                                           September 30         September 30
-------------------------------------------------------------------------------
                                             1999     1998        1999     1998
-------------------------------------------------------------------------------
Sales and other operating revenues        $42,793  $39,055     $13,279  $12,721
Cost of products and services              37,980   35,004      11,802   11,248
-------------------------------------------------------------------------------
Gross profit                                4,813    4,051       1,477    1,473
Equity in income (loss) from joint ventures     3      (70)         (9)     (27)
General and administrative expense          1,509    1,488         493      528
Research and development expense            1,026    1,431         315      455
Gain on dispositions, net                      70        9          63       10
Share-based plans expense                     151      106          55       43
-------------------------------------------------------------------------------
Operating earnings                          2,200      965         668      430
Other income, principally interest            501      219         126       88
Interest and debt expense                    (330)    (341)       (111)    (114)
-------------------------------------------------------------------------------
Earnings before income taxes                2,371      843         683      404
Income taxes                                  724      188         206       57
-------------------------------------------------------------------------------
Net earnings                              $ 1,647    $ 655       $ 477    $ 347
===============================================================================

Basic earnings per share                    $1.78     $.67        $.52     $.36
===============================================================================

Diluted earnings per share                  $1.76     $.67        $.52     $.36
===============================================================================

Cash dividends per share                    $ .42     $.42        $.14     $.14
===============================================================================







               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                   September 30     December 31
                                                           1999            1998
-------------------------------------------------------------------------------
Assets                                               (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                               $ 2,673        $  2,183
Short-term investments                                      100             279
Accounts receivable                                       3,200           3,288
Current portion of customer and commercial financing        595             781
Deferred income taxes                                     1,423           1,495
Inventories, net of advances and progress billings        8,729           8,349
-------------------------------------------------------------------------------
        Total current assets                             16,720          16,375
Customer and commercial financing                         4,970           4,930
Property, plant and equipment, net                        8,435           8,589
Deferred income taxes                                       415             411
Goodwill                                                  2,250           2,312
Prepaid pension expense                                   3,559           3,513
Other assets                                                845             542
-------------------------------------------------------------------------------
                                                        $37,194         $36,672
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

Accounts payable and other liabilities                  $11,552         $10,733
Advances in excess of related costs                       1,062           1,251
Income taxes payable                                        813             569
Short-term debt and current portion of long-term debt       744             869
-------------------------------------------------------------------------------
        Total current liabilities                        14,171          13,422
Accrued retiree health care                               4,894           4,831
Long-term debt                                            5,909           6,103
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159         5,059           5,059
 Additional paid-in capital                               1,686           1,147
 Treasury shares, at cost - 72,493,182 and 35,845,731    (2,922)         (1,321)
 Retained earnings                                       10,083           8,706
 Accumulated other comprehensive income                     (23)            (23)
 Unearned compensation                                      (13)            (17)
 ShareValue Trust shares - 38,561,375 and 38,166,601     (1,650)         (1,235)
-------------------------------------------------------------------------------
        Total shareholders' equity                       12,220          12,316
-------------------------------------------------------------------------------
                                                        $37,194         $36,672
===============================================================================
               See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)

                                                              Nine months ended
                                                                September 30
-------------------------------------------------------------------------------
                                                             1999          1998
-------------------------------------------------------------------------------

Cash flows - operating activities:
  Net earnings                                            $ 1,647       $   655
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                         151           106
    Depreciation and amortization                           1,203         1,225
    Gain on dispositions, net                                 (70)           (9)
    Changes in assets and liabilities -
      Short-term investments                                  179           450
      Accounts receivable                                      25          (134)
      Inventories, net of advances and progress billings     (386)       (1,564)
      Accounts payable and other liabilities                  969          (492)
      Advances in excess of related costs                    (189)          (91)
      Income taxes payable and deferred                       312           250
      Other                                                  (378)         (227)
      Accrued retiree health care                              63            (7)
-------------------------------------------------------------------------------
        Net cash provided by operating activities           3,526           162
-------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions    (1,559)         (978)
  Customer financing and properties on lease, reductions    1,590           983
  Property, plant and equipment, net additions             (1,042)       (1,228)
  Proceeds from dispositions                                  324            24
-------------------------------------------------------------------------------
        Net cash used by investing activities                (687)       (1,199)
-------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                              267           548
  Debt repayments                                            (586)         (607)
  Common shares purchased                                  (1,681)         (479)
  Stock options exercised, other                               58            15
  Dividends paid                                             (407)         (425)
-------------------------------------------------------------------------------
        Net cash used by financing activities              (2,349)         (948)
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          490        (1,985)

Cash and cash equivalents at beginning of year              2,183         4,420
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter           $ 2,673       $ 2,435
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

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Consolidated Interim Financial Statements

The consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 1999, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Summary of Significant Accounting Policies

Gain on dispositions, net

Gains and losses resulting from the sale of businesses, along with gains and losses resulting from the disposition of real property, are reported on a net basis in the caption "Gain on dispositions, net" on the Consolidated Statements of Operations. In the third quarter of 1999, the Company recorded a gain of $95 due to the sale of Boeing Information Systems, Inc.


Note 3 - Inventory Valuation Adjustment Associated with the F-15 Program

The Company had procured and committed to long-lead items in anticipation of orders during 1999 for as many as 24 F-15 fighter aircraft for international customers. In the third quarter of 1999, the Company assessed that there was a limited near-term market for F-15s based on revised market analysis, recent international customer decisions, and actions then pending in Congress. As a result of this revised market assessment, the Company recorded in the third quarter of 1999 a $225 pretax charge associated with inventory on the F-15 program.

In the second quarter of 1999, the Company recognized a pretax charge $45 attributable to the impairment of certain F-15 inventory costs incurred in support of a potential sale to the government of Greece. This charge was recognized when the government of Greece announced its intention to purchase Lockheed Martin F-16 aircraft and Dassault Mirage 2000-5 aircraft.


Note 4 - Recognition of Forward Loss for the Next-Generation 737 Program

During the first quarter of 1998, the Company recognized a forward loss pretax charge of $350 attributable to the Next-Generation 737 program. This charge represented an increase to the forward loss charge of $700 recognized by the Company in the third quarter of 1997. The cumulative forward loss of $1,050 at the end of the first quarter of 1998 represented the amount by which the estimated production costs exceed the estimated revenue for the first 400 units of the program. The current accounting quantity for the Next-Generation 737 program is 1,200 units. As of September 30, 1999, cumulative Next-Generation 737 airplane deliveries totaled 375.


Note 5 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended September 30, 1999 and 1998, are as follows:


                                        First Nine Months     Third Quarter
                                        -----------------     -------------
                                        1999         1998     1999     1998
                                        ----         ----     ----     ----
        Basic shares                   927.5        972.0    914.5    969.3
        Diluted shares                 936.3        982.4    924.3    977.3

Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on that same number of shares plus additional dilutive shares representing stock distributable under stock option plans computed using the treasury stock method, plus contingently issuable shares from other share-based plans.


Note 6 - Income Taxes

The effective income tax provision rate of 30.5% for the first nine months of 1999 is lower than the statutory federal rate, principally due to Foreign Sales Corporation tax benefits and current-year research and development tax credits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments were $387 and $3 for the nine months ended September 30, 1999 and 1998.

In the second quarter of 1999, the Internal Revenue Service (IRS) and the Company reached a partial agreement on an IRS examination of the years 1988 through 1991. As a result of the partial agreement between the Company and the IRS for these years, refunds and payments of tax and interest were due to or payable by the Company. Second quarter 1999 net earnings included net interest income of $289 pretax associated with this partial agreement.


Note 7 - Accounts Receivable

Accounts receivable consisted of the following:
                                                    September 30    December 31
                                                            1999           1998
-------------------------------------------------------------------------------
U.S. Government contracts                                 $1,760         $2,058
Other                                                      1,440          1,230
-------------------------------------------------------------------------------
                                                          $3,200         $3,288
===============================================================================

Note 8 - Inventories

Inventories consisted of the following:
                                                    September 30    December 31
                                                            1999           1998
-------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress                    $ 22,569       $ 24,812
Commercial spare parts, general stock
 materials and other                                       2,191          2,162
-------------------------------------------------------------------------------
                                                          24,760         26,974
Less advances and progress billings                      (16,031)       (18,625)
-------------------------------------------------------------------------------
                                                        $  8,729       $  8,349
===============================================================================


Inventory costs at September 30, 1999, included unamortized tooling of $1,605 and $651 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,531 and $687 relating to the 777 and Next-Generation 737 programs. There are no significant unamortized tooling or deferred production costs associated with the 717 program.

In the third quarter of 1999, the Company delivered the initial two units of the 717 program. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 1998 Annual Report. The initial accounting quantity has been established at 200 units.

Note 9 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                    September 30    December 31
                                                            1999           1998
-------------------------------------------------------------------------------
Aircraft financing
 Notes receivable                                         $  737         $  859
 Investment in sales-type/financing leases                 1,406          1,325
 Operating lease equipment, at cost,
  less accumulated depreciation of $272 and $195           2,193          2,201
Commercial equipment financing
 Notes receivable                                            643            534
 Investment in sales-type/financing leases                   468            548
 Operating lease equipment, at cost,
  less accumulated depreciation of $90 and $129              397            510
-------------------------------------------------------------------------------
Less valuation allowance                                    (279)          (266)
-------------------------------------------------------------------------------
                                                          $5,565         $5,711
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first nine months of 1999 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 1998                                     $(266)
 Charged to costs and expenses                                              (54)
 Transfer from accrued liabilities                                          (45)
 Reduction in customer and commercial financing assets                       86
-------------------------------------------------------------------------------
Ending balance - September 30, 1999                                       $(279)
===============================================================================

Accrued liabilities of $45 associated with off-balance-sheet credit guarantees were transferred to the valuation allowance principally because the Company elected to purchase certain notes receivable under which the Company previously had extended credit guarantees and had established a liability reserve for those guarantees.

Note 10 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                    September 30    December 31
                                                            1999           1998
-------------------------------------------------------------------------------
Accounts payable                                         $ 5,465        $ 5,263
Accrued compensation and employee benefit costs            2,608          2,326
Lease and other deposits                                     364            539
Other                                                      3,115          2,605
-------------------------------------------------------------------------------
                                                         $11,552        $10,733
===============================================================================

Note 11 - Debt

Short- and long-term debt consisted of the following:
                                                    September 30    December 31
                                                            1999           1998
-------------------------------------------------------------------------------
Unsecured debentures and notes:
  8 7/8% due Sep. 15, 1999                                $    -         $  304
  8.25% due Jul. 1, 2000                                     200            200
  8 3/8% due Feb. 15, 2001                                   178            180
  7.565% due Mar. 30, 2002                                    53             54
  9.25% due Apr. 1, 2002                                     120            120
  6 3/4% due Sep. 15, 2002                                   298            298
  6.35% due Jun. 15, 2003                                    300            299
  7 7/8% due Feb. 15, 2005                                   207            208
  6 5/8% due Jun. 1, 2005                                    293            292
  6.875% due Nov. 1, 2006                                    248            248
  8 1/10% due Nov. 15, 2006                                  175            175
  9.75% due Apr. 1, 2012                                     348            348
  8 3/4% due Aug. 15, 2021                                   398            398
  7.95% due Aug. 15, 2024                                    300            300
  7 1/4% due Jun. 15, 2025                                   247            247
  8 3/4% due Sep. 15, 2031                                   248            248
  8 5/8% due Nov. 15, 2031                                   173            173
  6 5/8% due Feb. 15, 2038                                   300            300
  7.50% due Aug. 15, 2042                                    100            100
  7 7/8% due Apr. 15, 2043                                   173            173
  6 7/8% due Oct. 15, 2043                                   125            125

Senior debt securities,
  5.0% - 9.4%, due through 2011                               45             55
Senior medium-term notes,
  5.5% - 13.6%, due through 2017                           1,390          1,320
Subordinated medium-term notes,
  6.1% - 9.4%, due through 2004                               45             55
Capital lease obligations due through 2008                   397            433
Other notes                                                  292            319
-------------------------------------------------------------------------------
                                                          $6,653         $6,972
===============================================================================

The Company has $2,400 currently available, but unused, under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. In addition, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, has $240 available, but unused, under a credit line agreement with a group of commercial banks. Total debt interest, including amounts capitalized, was $390 and $390 for the nine-month periods ended September 30, 1999 and 1998, and interest payments were $419 and $367, respectively.

During the fourth quarter of 1997, BCC filed a shelf registration statement with the Securities and Exchange Commission (SEC) for up to $1,200 aggregate principal amount of debt securities. As of September 30, 1999, BCC issued $838 of the $1,200 medium-term notes authorized. On July 7, 1999, BCC filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $2,500 in debt securities.

Note 12 - Shareholders' Equity

Changes in shareholders' equity for the nine-month periods ended September 30, 1999 and 1998, consisted of the following:
-------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                      Shares   Amount     Shares    Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,011,870  $ 5,059  1,000,030   $ 5,000
  Shares issued for the ShareValue Trust                       11,253        56
  Shares issued for incentive stock plans                         587         3
-------------------------------------------------------------------------------
 Ending balance - September 30          1,011,870  $ 5,059  1,011,870  $  5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 1,147             $  1,090
  Share-based compensation, net of tax impact          152                   69
  Treasury shares issued for
   incentive stock plans, net                          (35)                 (37)
  Tax benefit related to incentive stock plans           8                   13
  Stock appreciation rights expired
   or surrendered                                                             6
  Shares issued for the ShareValue Trust                                    494
  ShareValue Trust market value adjustment             414                 (464)
-------------------------------------------------------------------------------
 Ending balance - September 30                     $ 1,686             $  1,171
===============================================================================
Treasury stock
 Beginning balance - January 1             35,846  $(1,321)       165  $     (9)
  Treasury shares issued for incentive
   stock plans, net                        (2,156)      80     (1,407)       71
  Treasury shares acquired                 38,803   (1,681)    12,911      (479)
-------------------------------------------------------------------------------
 Ending balance - September 30             72,493  $(2,922)    11,669  $   (417)
===============================================================================
Retained earnings
 Beginning balance - January 1                     $ 8,706              $ 8,147
  Net earnings                                       1,647                  655
  Cash dividends declared                             (270)                (284)
-------------------------------------------------------------------------------
 Ending balance - September 30                     $10,083              $ 8,518
===============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                       $ (23)
-------------------------------------------------------------------------------
 Ending balance -  September 30                      $ (23)
===============================================================================
Unearned compensation
 Beginning balance - January 1                       $ (17)               $ (20)
  Forfeitures                                            2                    6
  Amortization                                           2                   (4)
-------------------------------------------------------------------------------
 Ending balance - September 30                       $ (13)               $ (18)
===============================================================================

Changes in shareholders' equity for the nine-month periods ended September 30, 1999 and 1998, consisted of the following:
-------------------------------------------------------------------------------
                                                1999                1998
(Shares in thousands)                     Shares    Amount     Shares    Amount
-------------------------------------------------------------------------------
ShareValue Trust
 Beginning balance - January 1             38,167  $(1,235)    26,385   $(1,255)
  Shares acquired from dividend
   reinvestment                               394                 368
  Shares issued from common stock                              11,253      (550)
  Market value adjustment                             (415)                 464
-------------------------------------------------------------------------------
 Ending balance - September 30             38,561  $(1,650)    38,006   $(1,341)
===============================================================================

For the nine months ended September 30, 1999 and 1998, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings. As a result, comprehensive income and net earnings were the same for these periods.


Note 13 - Share-Based Compensation

Beginning in the first quarter of 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which applies to Performance Share awards, the ShareValue Trust plan, and stock options.

Share-based plans expense for the nine months ended September 30 included $56, $54 and $41 in 1999 and $31, $54 and $21 in 1998 attributable to Performance Shares, ShareValue Trust, and stock option and other, respectively.


Note 14 - Contingencies

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At September 30, 1999, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then-executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. In response to a summary judgment motion filed by the Company, plaintiffs on September 15, 1999, were granted leave to amend their complaint to broaden their allegations to include certain purported statements going back to April 7, 1997, and to add, as potential additional plaintiffs with state law causes of action, purchasers of Boeing stock during the period April 7, 1997, through July 20, 1997. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On March 27, 1997, Gerald Verdine filed an action in California State Court alleging claims based on race and age discrimination, retaliation, and breach of contract against the Douglas Aircraft Company. On July 7, 1998, a jury returned a verdict against the Company on the retaliation and breach of contract claims but reached no decision on the other claims. The jury awarded Verdine $2 in economic and non-economic damages and $26 in punitive damages. The trial court reduced the jury award to $10.4, but the Company has appealed and seeks to have the judgment overturned in its entirety.

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging discrimination on the basis of race in connection with promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or worked for the three companies over the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missiles Group in Philadelphia filed an overlapping class action in the U.S. District Court for the Eastern District of Pennsylvania alleging discrimination on the basis of race in compensation, promotions and terminations. The complaint also alleged retaliation at that division. By order dated September 30, 1999, the U.S. District Court for the Western District of Washington approved terms of a proposed settlement under which the Company would resolve the claims of class members under both lawsuits (except opt-out plaintiffs) by paying a total of $15 to resolve all monetary claims, the request for injunctive relief, and claims for attorneys' fees. The matter is now on appeal. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, committed wire fraud, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charges one employee with participation in the alleged conspiracy. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. There can be no assurance as to how the Department will exercise its discretion. Also, the Department of Commerce has authority to temporarily deny export privileges to, and the Department of Defense has authority to suspend government contracting with, MDC or a division or subsidiary of MDC. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State denials of defense-related export licenses and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

Note 15 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

-------------------------------------------------------------------------------
                                           Nine months ended Three months ended
                                              September 30       September 30
                                              1999     1998      1999      1998
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                     $28,419  $24,600   $ 8,529   $ 7,809
  Military Aircraft and Missiles             8,937    9,115     2,760     3,214
  Space and Communications                   4,935    5,203     1,663     1,621
  Customer and Commercial Financing / Other    603      569       219       164
  Accounting differences / eliminations       (101)    (432)      108       (87)
-------------------------------------------------------------------------------
  Operating revenues                       $42,793  $39,055   $13,279   $12,721
===============================================================================

Earnings (loss):
  Commercial Airplanes                     $ 1,318  $  (320)  $   501   $  (142)
  Military Aircraft and Missiles               792      922       102       370
  Space and Communications                     292      157       137        (8)
  Customer and Commercial Financing / Other    330      333       111        98
  Accounting differences / eliminations       (164)     181       (44)      231
  Share-based plans                           (151)    (106)      (55)      (43)
  Other unallocated expense                   (217)    (202)      (84)      (76)
-------------------------------------------------------------------------------
  Operating earnings                         2,200      965       668       430
  Other income, principally interest           501      219       126        88
  Interest and debt expense                   (330)    (341)     (111)     (114)
-------------------------------------------------------------------------------
  Earnings before income taxes               2,371      843       683       404
  Income taxes                                 724      188       206        57
-------------------------------------------------------------------------------
  Net earnings                             $ 1,647  $   655   $   477   $   347
===============================================================================

Research and development:
  Commercial Airplanes                     $   496  $   799   $   130   $   235
  Military Aircraft and Missiles               175      213        56        76
  Space and Communications                     355      419       129       144
-------------------------------------------------------------------------------
  Total research and development expense   $ 1,026  $ 1,431   $   315   $   455
===============================================================================

For internal reporting purposes, the Company records Commercial Airplanes segment revenue for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing / Other segment. The revenue for these transfers is eliminated in the 'Accounting differences / eliminations' caption.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1998 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenue, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. The adjustment between the internal measurement method and the program accounting method of recording cost of sales is included in the 'Accounting differences / eliminations' caption of net earnings. This adjustment totaled $(62) and $165 for the nine months ended September 30, 1999 and 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue
-------

Sales of $42.8 billion for the first nine months of 1999 were 10% higher than sales for the comparable period of 1998. A total of 455 commercial jet aircraft were delivered, compared with 368 in the first nine months of 1998. Approximately 620 commercial aircraft deliveries are currently projected for the full year 1999, compared with 559 in 1998. Total sales for 1999 are projected to be in the $58 billion range, compared with $56 billion in 1998.

Commercial jet aircraft deliveries were as follows:

                                      Nine Months           3rd Quarter
               -------------------------------------------------------------
               Model                1999      1998        1999      1998
               -------------------------------------------------------------
               717                     2  (2)    -           2 (2)     -
               737 Classic            34        92           9        25
               737 Next-Generation   207        91          68        41
               747                    38        32          12        11
               757                    51        35          15        12
               767                    33  (1)   35           8 (1)    11
               777                    61        52          16        15
               MD-80                  17 (14)    5 (2)       9 (6)     2 (2)
               MD-90                   6        18           -         4
               MD-11                   6         8 (2)       3         2
               -------------------------------------------------------------
                       Total         455       368         142       123
               =============================================================

===============================================================================
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
| Certain statements in this report contain "forward-looking" information that|
| involves risk and uncertainty, including projections for deliveries,        |
| launches, new business and business opportunities, current and future       |
| markets for the Company's products, sales, revenues, operating margins, | | earnings, cash, disposition of certain Company businesses, research and |
| development expenditures, outcomes of pending litigation and WTO            |
| proceedings, taxes, and other trend projections. This forward-looking | | information is based upon a number of assumptions including assumptions | | regarding demand; internal performance; customer financing; supplier and | | subcontractor performance; customer model selections; government policies | | and actions; price escalation; successful negotiation of contracts with | | the Company's labor unions and favorable outcomes of certain pending sales | | campaigns, supplier contract negotiations and asset dispositions. Actual | | future results and trends may differ materially depending on a variety of |
| factors, including the Company's successful execution of internal           |
| performance plans including research and development, production recovery, | | production rate increases and decreases, production system initiatives, | | asset management plans, procurement plans, other cost-reduction efforts, | | and Y2K readiness plans; the cyclical nature of the Company's business, | | volatility of the market for certain products, continued integration of | | McDonnell Douglas Corporation; product performance risks associated with |

| regulatory certifications of the Company's commercial aircraft by the U.S.  |
| Government and foreign governments; other regulatory uncertainties;         |
| collective bargaining labor disputes; performance issues with key suppliers,| | subcontractors and customers; customer model selections; governmental export|
| and import policies; factors that result in significant and prolonged       |
| disruption to air travel worldwide; global trade policies; worldwide        |
| political stability and economic conditions, particularly in Asia; real | | estate market fluctuations in areas where Company facilities are located; | | price escalation trends; changing priorities or reductions in the U.S. | | Government or foreign government defense and space budgets; termination of | | government contracts due to unilateral government action or failure to | | perform; and legal proceedings. Additional information regarding these | | factors is contained in the Company's Annual Report on Form 10-K for the |
| year ended 1998.                                                            |
===============================================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the previous table. Aircraft accounted for as operating leases have minimal revenue recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:

                                      Nine Months            3rd Quarter
               --------------------------------------------------------------
               Model                1999      1998         1999      1998
               --------------------------------------------------------------
               C-17                    8         6            3         2
               F-15                   27        25            6        12
               F/A-18 C/D             20        24            6         8
               F/A-18 E/F             10         -            4         -
               T-45TS                  9        11            3         4
               CH-47                  10        14            3         8
               757-C-32A               -         2            -         -
               AH-64                  43        28           14        13


The F/A-18 E/F aircraft are under a cost-type contract; sales are recognized as work progresses rather than upon delivery. AH-64 deliveries include remanufactured units of 34 and 25 for the nine months of 1999 and 1998, and 11 and 11 for the third quarter of 1999 and 1998.

Space and Communications segment deliveries included the following:

                                      Nine Months            3rd Quarter
               --------------------------------------------------------------
               Model                1999      1998         1999      1998
               --------------------------------------------------------------
               767 AWACS               2         2            -         -
               Delta II                8         8            3         1
               Delta III               1         1            -         1


Earnings
--------

Net earnings for the third quarter of 1999 were $477 million, compared with $347 million for the same period last year. Third quarter net earnings included, on a pretax basis, a gain of $95 million associated with the sale of Boeing

Information Services, a non-core business, and a gain of $66 million included in other income associated with receipt and subsequent sale of shares resulting from an initial public offering of an insurer. In addition, the quarter included a charge of $225 million associated with long-lead inventory on the F-15 fighter program.

Research and development expense totaled $315 million for the quarter, compared with $455 million for the same period of 1998. Commercial Airplanes segment research and development expense of $130 million for third quarter 1999 was lower than the $235 million expense for third quarter 1998, principally due to reduced spending attributable to the 767-400ER, 757-300 and 737 Next-Generation models. Based on current programs and schedules, research and development expense for the full year 1999 is projected to be in the $1.4 billion to $1.6 billion range, compared with $1.9 billion in 1998.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and all IRS examinations have been completed through 1991. Issues not resolved at the IRS examination stage are either in appeals with the IRS or are being litigated. The Company has filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.


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

The European Union has filed a challenge to U.S. FSC tax provisions with the World Trade Organization (WTO). This challenge has been upheld at the first level of WTO review, but that determination is being appealed by the United States. It is not possible to say what, if any, impact this challenge would have on future earnings pending final conclusion of the WTO process and determination of the manner and scope of the U.S. Government response.

The Company has significant financing assets and off-balance-sheet commitments that are impacted by the market value of various jet aircraft. The Company believes that it has appropriately assessed the impact of aircraft market values on accounting for such commitments and financing assets. A significant deterioration in the market value, however, could result in the requirement to adjust related reserves. The Company will continue to monitor this market.

Operating Earnings
------------------

Commercial Airplanes

Third-quarter 1999 commercial jet aircraft deliveries totaled 142, compared with 123 in the same period in 1998. Commercial Airplanes segment third quarter 1999 operating earnings, based on the unit cost of airplanes delivered, were $501 million, compared with a loss of $142 million for the same period in 1998. The overall Commercial Airplanes segment operating profit margin was approximately
5.9 percent for the third quarter of 1999, compared with negative 1.8 percent for the same period in 1998. Significant cost improvement on Next-Generation 737s and 777s more than offset a less favorable model mix.

The Next-Generation 737 received United States Federal Aviation Administration
(FAA) approval for 180-minute extended-range twin-engine operations. This extension from 120 minutes gives airlines the ability to offer economical point-to-point service, with the long-range twinjets providing more direct routes and shorter travel times for passengers.

On August 26, the Company rolled out the 767-400ER, and first flight occurred on October 9. This extended-range derivative provides higher capacity and range capability. It also incorporates an all-new interior fashioned after the 777 and an upgraded flight deck.

During the quarter, the 717 received joint certification from the FAA and Europe's Joint Aviation Authorities. The first 717 was delivered to launch customer AirTran on September 23 and was put into revenue service in October. Hawaiian Airlines announced its intent to purchase 13 717s with options for seven more, with first delivery in 2001. The 717 is designed to serve high frequency, short- to medium-range routes.

In the third quarter of 1999, the Company delivered the initial two units of the 717 program. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 1998 Annual Report. The Company has established the program accounting quantity at 200 units, and believes this represents a conservative initial accounting quantity. As of September 30, 1999, the Company had firm contracts for 105 units and an additional 50 units under option.

The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders.

During the quarter, China Airlines ordered 13 747-400 freighters. This order, along with recent economic trends in Asia, indicates that the economic situation in the region is improving. The Company also confirmed during the quarter that the production rate for the 747 program will stay at two per month throughout 2000.


Military Aircraft and Missiles

Military Aircraft and Missiles segment third quarter 1999 operating earnings were $102 million, compared with $370 million operating earnings for the same period in 1998. The segment's operating margin was 3.7 percent for the quarter, down from 11.5 percent in the comparable period for 1998. Increased deliveries of the C-17 were offset by fewer F-15 deliveries and a non-recurring pretax charge of $225 million related to valuation adjustments of long-lead inventory for the F-15 fighter program. Without this charge, the third quarter 1999 operating margin was 11.8 percent.

The Company had procured and commited to long-lead items in anticipation of orders during 1999 for as many as 24 F-15 fighter aircraft for international customers. In the third quarter of 1999, the Company assessed that there was a limited near-term market for F-15s, based on revised market analysis, recent international customer decisions, and actions then pending in Congress. As a result of this revised market assessment, the Company recorded the $225 pretax charge discussed above.

The Company's tactical aircraft, transport, rotorcraft, and missile programs have received strong support in the Department of Defense fiscal year 2000 budget process. Also, the defense appropriations conference committee recently approved additional U.S. Air Force F-15 procurement. The Company believes these additional orders will preclude the requirement for any additional charges associated with F-15 program inventory.

In the third quarter, the Company announced an expansion to its aerospace support business by establishing a new modification and upgrade center for tactical aircraft in Jacksonville, Florida. Also in the aerospace support business, the facility for large aircraft in San Antonio, Texas, has reached near capacity in the past 12 months, its first year of operation. In a major milestone toward flight testing next year, the Company connected electrical power to its first Joint Strike Fighter demonstrator aircraft and successfully mated the wing to the second airframe.


Space and Communications

Space and Communications segment third-quarter 1999 operating earnings were $137 million, compared with a loss of $8 million for the same period in 1998. The segment's operating margin for the third quarter was 8.2 percent, compared with negative .5 percent for the same period in 1998, which included higher research and development expense primarily related to the Delta IV launch vehicle, and joint venture development costs for the Sea Launch program. This year's third quarter included a pretax gain of approximately $95 million from the sale of Boeing Information Services.

During the third quarter the Company won a large, multi-year future-imagery architecture contract with the National Reconnaissance Office. The Company believes this contract is key to establishing a leadership position in the area of space imaging.

In addition to the National Reconnaissance Office contract, a Boeing-led team won the competition to provide Australia with the next-generation airborne early warning and control (AEW&C) system. The program includes seven 737 AEW&C systems plus ground support, training and mission support worth more than $1 billion.

During the third quarter, three Delta II launches set a record by deploying 17 satellites in 68 days. On October 9, Sea Launch successfully conducted the launch of the first commercial satellite from a floating platform at sea. This was the second launch and followed a successful demonstration launch in March 1999. The Company is a 40 percent partner in the enterprise.

The primary factor that is evaluated in building projections for the need for commercial launch services is the commercial satellite market. Recent commercial satellite program start-up delays and system changes have caused a softening of the market. Depending on the outcome of these programs, and a successful demonstration of the Delta III system, forward-looking financial projections for the Company's launch business, principally for the Delta III vehicle, may be adversely impacted. The Company continues to closely monitor these issues.


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


Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $2.8 billion at September 30, 1999, after repurchasing
38.8 million shares for $1.7 billion during the first nine months of 1999. To date the Company has repurchased 74.0 million shares for $3.0 billion under a share repurchase plan approved by the Board of Directors. Total long-term debt is at 35% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $2.64 billion, remain available but unused. Also, Boeing Capital Corporation, a subsidiary wholly owned by the Company, has an unused balance of $362 million on its $1.2 billion shelf registration, and an additional shelf registration of $2.5 billion.


Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

                                      Sep. 30   June 30   Dec. 31
      -----------------------------------------------------------
                                         1999      1999      1998
      -----------------------------------------------------------
      Commercial Airplanes             $ 75.7    $ 76.9    $ 86.1
      Military Aircraft and Missiles     16.5      18.0      17.0
      Space and Communications            8.7       9.5       9.8
      -----------------------------------------------------------
        Total contractual backlog      $100.9    $104.4    $112.9
      ===========================================================

Unobligated U.S. Government contract funding not included in backlog totaled $20.1 billion at September 30, 1999, compared with $20.1 billion at June 30, 1999, and $23.5 billion at December 31, 1998.

Year 2000 (Y2K) Date Conversion
-------------------------------

The Y2K issue exists because many systems, including computer, product-embedded, facilities, and factory-floor production equipment systems, utilize a two-digit date field to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process financial or operations information incorrectly.

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

The Company has capitalized on its history of integrating large complex systems, and has an experienced Y2K team and Program Management Office, headed by the Company's chief information officer. Since 1993 the Company has identified, assessed and remediated, if necessary, over 53,000 IT and non-IT systems for Y2K readiness. The Company believes these systems will be substantially operational during and after the Year 2000 rollover.

A companywide, coordinated process to assess supplier readiness began in the second quarter of 1998. This process encompasses four major activities: survey of suppliers, assessment of supplier preparedness, risk mitigation, and contingency planning. The first two activities were completed in 1998 and the remaining activities are scheduled for completion during the fourth quarter of 1999. The Company is currently conducting on-site visits to selected suppliers as part of its contingency planning. The Company has been generally satisfied with the results of these supplier visits.

Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as independent projects, but have occurred in conjunction with normal sustaining activities. The Company estimates that IT Y2K conversion efforts represent the majority of conversion efforts, and have averaged annually approximately $35 million over the last three years, representing on average approximately 10% of the total application-sustaining IT costs during that period. Y2K conversion costs are expected to represent a lower percentage of total application sustaining IT costs in 1999. In addition to these sustaining costs, the discretely identifiable IT costs associated with Y2K conversion activities are expected to total $16 million. The Company does not expect a reduction in sustaining costs when Y2K conversion activities are completed because normal sustaining activities will be ongoing. Reprioritizing sustaining activities to support Y2K has not had, and is not expected to have, an adverse impact on operations.

Risks associated with Y2K issues: Due to the Company's early recognition and start on resolving the Y2K issue, the Company believes there is low risk of any internal critical system, product-embedded system, or other critical Company asset not being Y2K-ready by the end of 1999. The Company continues to assess its risk exposure due to external factors and suppliers, including suppliers outside the United States. Additionally, the Company is working with its customers and suppliers, conducting test scenarios to assess Y2K readiness. The

Company has no reason to conclude that any specific supplier represents a significant risk. Although the most reasonably likely worst-case Y2K scenario would entail production disruption due to inability of suppliers to deliver critical parts, the Company has no reason to conclude that any specific supplier represents a significant risk.

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

An enterprise-wide test was successfully conducted during the third quarter to validate the Company's ability to communicate under multiple emergency scenarios. Additional testing will be conducted during the fourth quarter. While the Company does not anticipate significant challenges during the Y2K rollover period, its communication centers will be fully staffed during the transition. The Company continues to work closely with local, state and federal emergency management organizations to ensure coordinated plans are in place should infrastructure problems occur in the year 2000.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of September 30, 1999, the notional value of such derivatives was $487 million, with a net unrealized gain of $3 million. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

                      REVIEW BY INDEPENDENT ACCOUNTANTS

The consolidated statement of financial position as of September 30, 1999, the consolidated statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of September 30, 1999, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

October 14, 1999

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At September 30, 1999, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then-executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. In response to a summary judgment motion filed by the Company, plaintiffs on September 15, 1999, were granted leave to amend their complaint to broaden their allegations to include certain purported statements going back to April 7, 1997, and to add, as potential additional plaintiffs with state law causes of action, purchasers of Boeing stock during the period April 7, 1997, through July 20, 1997. The plaintiffs seek compensatory damages and treble damages. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On March 27, 1997, Gerald Verdine filed an action in California State Court alleging claims based on race and age discrimination, retaliation, and breach of contract against the Douglas Aircraft Company. On July 7, 1998, a jury returned a verdict against the Company on the retaliation and breach of contract claims but reached no decision on the other claims. The jury awarded Verdine $2 million in economic and non-economic damages and $26 million in punitive damages. The trial court reduced the jury award to $10.4 million, but the Company has appealed and seeks to have the judgment overturned in its entirety.

On June 6, 1998, sixteen (16) African American employees of The Boeing Company, previously employed at several distinct units of The Boeing Company, McDonnell Douglas Corporation and Rockwell International Corporation, filed a complaint in U.S. District Court for the Western District of Washington alleging discrimination on the basis of race in connection with promotions and training. The plaintiffs also allege retaliation and harassment and seek, among other things, an order certifying a class of all African American employees who are currently working or worked for the three companies over the past few years. Also, on July 31, 1998, seven African American employees of the helicopter division of the Military Aircraft and Missiles Group in Philadelphia filed an overlapping class action in the U.S. District Court for the Eastern District of Pennsylvania alleging discrimination on the basis of race in compensation, promotions and terminations. The complaint also alleged retaliation at that division. By order dated September 30, 1999, the U.S. District Court for the Western District of Washington approved terms of a proposed settlement under which the Company would resolve the claims of class members under both lawsuits (except opt-out plaintiffs) by paying a total of $15 million to resolve all monetary claims, the request for injunctive relief, and claims for attorneys' fees. The matter is now on appeal. The Company believes that the outcome of the lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, committed wire fraud, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charges one employee with participation in the alleged conspiracy. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. There can be no assurance as to how the Department will exercise its discretion. Also, the Department of Commerce has authority to temporarily deny export privileges to, and the Department of Defense has authority to suspend government contracting with, MDC or a division or subsidiary of MDC. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State denials of defense-related export licenses and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             (15) Letter from independent accountants regarding unaudited interim financial information. Page 30.

             (27) Financial Data Schedule for the nine-month period ending September 30, 1999. Filed herewith.

         (b) Reports on Form 8-K
                     A report on Form 8-K was filed September 2, 1999, to report under Item 5 the announcement of a charge associated with inventory on the F-15 program.



                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE BOEING COMPANY
                                   ---------------------------------------
                                                (Registrant)

        November 11, 1999                /s/ Laurette T. Koellner
        -----------------          ---------------------------------------
             (Date)                          Laurette T. Koellner
                                   Vice President and Corporate Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




The consolidated statement of financial position as of September 30, 1999, the consolidated statements of operations for the three- and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose letter regarding such unaudited interim financial information follows.





November 11, 1999
The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three- and nine-month periods ended September 30, 1999 and 1998 as indicated in our report dated October 14, 1999; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461, 333-
32491, 333-32499, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington