Form 10-K
period 1999-12-31
BOEING CO
filed 2000-03-08
CIK 12927

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

                          For the fiscal year ended
                              December 31, 1999


                        Commission file number 1-442


                             THE BOEING COMPANY

                        7755 East Marginal Way South
                          Seattle, Washington 98108
                         Telephone:  (206) 655-2121

                      State of incorporation: Delaware
                    IRS identification number: 91-0425694

         Securities registered pursuant to Section 12(b) of the Act:
               Class of Security:                Registered on
         ----------------------------      -------------------------
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

As of January 31, 2000, there were 868,717,865 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $38.5 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 1999 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                      1                Exhibit Index on Page 24

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

In 1998, the information, space and defense systems operations of the Company were reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group.

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

Revenues, earnings from operations and other financial data of the Company's business segments for the three years ended December 31, 1999, are set forth on pages 48-50 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference.

On August 1, 1997, McDonnell Douglas Corporation merged with a subsidiary of the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding, and as a result, McDonnell Douglas became a subsidiary of the Company. The Company issued
277.3 million shares of common stock in connection with the merger. The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded. The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with having obtained these approvals are not expected to have a material impact on future operations or liquidity of the Company.

With respect to the Commercial Airplanes segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717, 737 Classic, 737 Next-Generation, MD-80, MD-90 and 757 standard-body models and the 767, MD-11, 777 and 747 wide-body models. The MD-80, MD-90 and 737 Classic aircraft will not be produced after early 2000. Final delivery of the MD-11 aircraft will be in 2001.

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

The major focus of commercial aircraft development activities over the past three years has been the Next-Generation 737 family of short-to-medium-range jetliners (737-600/700/800/900 models) and the 717-200 program. The certification and initial deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. The 737-800, a larger version, delivered in early 1998, and initial delivery of the smallest version, the 737-600, occurred in late 1998. The 737-900, the longest member of the Next-Generation 737 family, received its initial order in late 1997 with first delivery scheduled for 2001. The Next-Generation 737 models are also being used by Boeing Business Jets, a collaboration between the Company and General Electric, to pursue the business travel market. Certification and first delivery of the Boeing Business Jet occurred in late 1998. First delivery of the 717 occurred in September 1999. Certification and delivery of the 777-200ER occurred in early 1997. The increased-capacity version 777-300 began deliveries in 1998. Initial delivery of the 757-300 occurred in March 1999. The 757-300 has approximately 20% more seating and about 10% lower seat-mile operating cost than the -200 model. The 767-400ER, capable of carrying over 300 passengers in a two-class configuration, is scheduled for first delivery in 2000.

New products under consideration include larger and longer-range versions of the
777. Also being considered is the development of aircraft capable of carrying more than 500 passengers over longer ranges than the current 747 family. However, sufficient market demand has not developed to justify committing the very substantial investment levels required to develop either an all-new aircraft or significantly larger versions of the 747. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule depend on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required.

The Company's acquisition of the defense and space units of Rockwell in 1996 and the merger with McDonnell Douglas in 1997 have created a large and diversified group of business units in information, space and defense systems. The major trends that shape the current environment of this business include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; the need for low cost, assured access to space; and a convergence of military, civil and commercial markets.

On January 13, 2000, the Company announced an agreement to acquire the Hughes space and communications business and related operations for $3.75 billion. The transaction is subject to regulatory and government reviews and is expected to be finalized by the end of the second quarter of 2000. Hughes is a technological leader in space-based communications, reconnaissance, surveillance and imaging systems. It is also a leading manufacturer of commercial satellites. Under the definitive agreement, Boeing also will acquire Hughes Electron Dynamics, a supplier of electronic components for satellites, and Spectrolab, a provider of solar cells and panels for satellites.

The U.S. Government, principally through the Department of Defense (DoD) and NASA, remains the primary customer in the Aircraft and Missiles and Space and Communications business segments. DoD procurement funding levels are expected to remain relatively flat on an inflation-adjusted basis. The Company's DoD programs are subject to uncertain future funding levels, which can result in the stretch-out or termination of some programs. NASA's budget is also expected to remain relatively flat over the next several years.

The Company's Military Aircraft and Missiles and Space and Communications business segments are highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to 1999 Military Aircraft and Missiles segment revenues included the C-17, F-15, F/A-18 C/D, F/A-18 E/F, AH-64 Apache along with Aerospace Support. The principal contributors to 1999 Space and Communications segment revenues included the International Space Station, National Missile Defense Lead Systems Integrator (NMD LSI), E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, Space Shuttle Flight Operations and Delta space launch services. Classified projects for the U.S. Government also continued to contribute to both segments' revenues.

In recent years, a significant percentage of Military Aircraft and Missiles segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins that fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter. The V-22 program is currently transitioning to low-rate initial production, while the F/A-18 E/F program transitioned to low-rate initial production during 1999.

Space and Communications segment business performed under cost-reimbursement-type contracts currently include the International Space Station, NMD LSI, Space Shuttle Flight Operations and Space Shuttle Main Engine.

The information and communication market addressed by the Space and Communications business segment is projected by industry analysts to grow sevenfold over the next ten years. The majority of the projected growth in information and communication will be in the commercial marketplace, and the Government's requirements are expected to be increasingly met by these commercial systems. The segment continues to selectively pursue commercial-type business opportunities where it can utilize its technical and large-scale integration capabilities. Such business pursuits, which are outside the traditional U.S. Government contracting environment, provide opportunities for significant market penetration and are expected to require increased levels of company-sponsored research and development expenditures.

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

Research and development expense amounted to $1.3 billion, $1.9 billion and $1.9 billion in 1999, 1998 and 1997, respectively. Based on current programs and plans, research and development expense for 2000 is expected to be approximately $1.5 billion.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:
                                            1999        1998
                                           =====       =====
Commercial Airplanes                       $73.0      $ 86.1

Military Aircraft and Missiles              15.6        17.0
Space and Communications                    10.6         9.8
                                           -----       -----
Information, Space and Defense Systems      26.2        26.8
                                           -----       -----
  Total contractual backlog                $99.2      $112.9
                                           =====      ======

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers that have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 1999 and 1998, totaled $24.4 billion and $23.5 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 21% of the commercial aircraft backlog units are scheduled for delivery beyond 2002. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 49 of the Company's 1999 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 1999. Approximately 50% of the Company's contractual backlog value at December 31, 1999, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 22% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company's workforce level at January 27, 2000, was approximately 195,000, including approximately 3,000 in Canada and 2,100 in Australia. The year-end 2000 workforce level is projected to be in the range of 180,000 to 190,000.

Item 2. Properties

The locations and floor areas of the Company's principal operating properties at January 1, 2000, are indicated in the following table.

                                  Floor Area
                          (Thousands of square feet)

                                                  Company-
                                                   Owned       Leased
                                                  ========     ======
             United States
              Greater Seattle, Washington         43,289       3,767
              Greater Southern California         18,543       6,257
              Wichita, Kansas                     12,199       1,181
              Greater St. Louis, Missouri          9,454       1,772
              Greater Philadelphia, Pennsylvania   3,390          15
              Huntsville - Decatur, Alabama        2,173         548
              Mesa, Arizona                        1,998         206
              Portland, Oregon                     1,115
              Greater Cape Canaveral, Florida        794       1,257
              Duluth - Macon, Georgia                543         145
              Oakridge, Tennessee                    493
              Irving - Corinth, Texas                455          76
              Spokane, Washington                    394          48
              Salt Lake City - Layton, Utah          227          81
              Chicago, Illinois                      204
              Pueblo, Colorado                       183         200
              Tulsa, Oklahoma                        162       1,829
              Glasgow, Montana                       152
              Greater Houston, Texas                 150         190
              San Antonio, Texas                               1,310
              El Paso, Texas                                     277
              Melbourne, Arkansas                     98          46
              Greater Washington, D.C.                           267
              Heath, Ohio                                        799
              Bay Saint Louis, Mississippi                       284
              Shreveport, Louisiana                              155
              Wilmington, Delaware                               102
             Australia                               745         310
             Canada
              Toronto, Ontario                     1,881
              Winnipeg, Manitoba                     617
              Arnprior, Ontario                      227

Most runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company's rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments. Work related to a given program may be assigned to various locations based upon periodic review of shop loads and production capability.

Because of the acquisition of the aerospace and defense units of Rockwell and the merger with McDonnell Douglas, the Company continues the evaluation of facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be leased out or sold.

The Company's principal properties are well maintained and in good operating condition. The Company's announced purchase of the Hughes space and communication business, which is expected to be complete by mid-year 2000, will add approximately four million square feet to the Company's property inventory. All other existing facilities are sufficient to meet the Company's near-term operating requirements.


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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1999, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 1999, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then-executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. (July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.) The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. By orders dated September 15, 1999, and February 3, 2000, plaintiffs were granted leave to amend their complaint to broaden their action (1) to encompass claims of the original proposed class members for Boeing securities purchases made between April 7, 1997 and July 20, 1997; (2) to include certain alleged misstatements purportedly made by the Company going back to April 7, 1997; and (3) to add allegations that the Company's 10-Q reports for the first and second quarters of 1997 were false and misleading. The plaintiffs seek compensatory damages and treble damages. The court has not yet ruled on class certification. The action is currently set for trial on October 2, 2000. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charges one employee with participation in the alleged conspiracy. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries; most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions may be granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

Information required by this item is included on page 80 and the inside back cover of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

Information required by this item is included on page 74 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 30-47 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 1999 Annual Report to Shareholders on the pages indicated, are incorporated herein by reference:

Consolidated Statements of Operations - years ended December 31, 1999, 1998 and 1997: Page 51.

Consolidated Statements of Financial Position - December 31, 1999 and 1998: Page 52.

Consolidated Statements of Cash Flows - years ended December 31, 1999, 1998 and 1997: Page 53.

Consolidated Statements of Shareholders' Equity - December 31, 1999, 1998 and 1997: Pages 54-55.

Notes to Consolidated Financial Statements: Pages 56-72.

Supplementary data regarding quarterly results of operations: Page 72.

Independent Auditors' Report: Page 73.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist among any of the executive officers, directors or director nominees. The executive officers of the Company as of February 28, 2000, are as follows:


Name                 Age     Positions and offices held and business experience
================================================================================
Philip M. Condit      58     Chairman of the Board since February 1997. Chief
                             Executive Officer since April 1996. Director since
                             August 1992. President from August 1992 through
                             January 1997.

Harry C. Stonecipher  63     President and Chief Operating Officer of the
                             Company and Director since August 1997. Prior thereto, President and Chief Executive Officer of
                             McDonnell Douglas Corporation from September 1994.
                             Prior thereto, Chairman of the Board, President, and Chief Executive Officer of Sundstrand
                             Corporation from 1991.

James F. Albaugh      49     Senior Vice President of the Company and President
                             of Space and Communications Group since September
                             1998. Prior thereto, President of Boeing Space
                             Transportation from April 1998. Prior thereto,
                             President of Rocketdyne Propulsion and Power, now a business of Space and Communications Group, from March 1997. Prior thereto, Vice President -
                             Operations, Rocketdyne Propulsion and Power from
                             1994.

Theodore J. Collins   63     Senior Vice President, Law and Contracts since
                             November 1999. Prior thereto, Senior Vice
                             President and General Counsel from February 1997.
                             Prior thereto, Vice President and General Counsel from 1986. Corporate Secretary from December 1997 through April 1998.

James B. Dagnon       60     Senior Vice President - People since May 1997.
                             Prior thereto, Senior Vice President - Employee
                             Relations, Burlington Northern Santa Fe from 1995.
                             Prior thereto, Executive Vice President, Burlington
                             Northern from 1992.

Christopher W. Hansen 51     Senior Vice President Government Relations since
                             December 1998. Prior thereto, Vice President -
                             Government Affairs from August 1997 and Vice
                             President - U.S. Government Affairs from March
                             1997. Prior thereto, Staff Vice President of the
                             Washington, D.C., office from September 1994 and
                             Staff Vice President of Congressional Affairs from
                             January 1994.

Name                 Age     Positions and offices held and business experience
================================================================================
Deborah C. Hopkins    45     Senior Vice President and Chief Financial Officer
                             since December 1998. Prior thereto, Vice President of Finance and Chief Financial Officer for General
                             Motors Europe from October 1997. Prior thereto,
                             General Auditor for General Motors from November
                             1995. Prior thereto, Vice President & General
                             Manager Worldwide Information Systems from August
                             1995. Prior thereto, Vice President and Corporate
                             Controller and Chief Accounting Officer for Unisys
                             Corporation from January 1993.

Alan R. Mulally       54     Senior Vice President of the Company since February
                             1997 and President of Boeing Commercial Airplanes
                             Group since September 1998. Prior thereto,
                             President of Boeing Information, Space & Defense
                             Systems from August 1997 through August 1998. Prior thereto, President of Boeing Defense & Space Group from January 1997. Prior thereto, Senior Vice
                             President of Airplane Development and Definition,
                             Boeing Commercial Airplane Group from 1994.

James F. Palmer       50     Senior Vice President of the Company and President
                             of Boeing Shared Services Group since August 1997.
                             Prior thereto, Senior Vice President and Chief
                             Financial Officer of McDonnell Douglas Corporation from July 1995. Prior thereto, Vice President and
                             Treasurer of McDonnell Douglas Corporation from
                             1993.

Michael M. Sears      52     Senior Vice President of the Company and President
                             of Military Aircraft and Missiles Systems Group since September 1998. Prior thereto, Executive Vice
                             President of Boeing Information, Space & Defense
                             Systems, and President of McDonnell Aircraft and
                             Missile Systems from August 1997. Prior thereto,
                             President of McDonnell Douglas Aerospace from
                             February 1997. Prior thereto, President of Douglas
                             Aircraft Company from April 1996. Prior thereto,
                             Vice President and General Manager of the F/A-18 program, McDonnell Douglas Aerospace from 1991.

David O. Swain        57     Senior Vice President of Engineering & Technology
                             of the Company and President of Phantom Works since
                             September 1999. Prior thereto, Vice President of
                             Engineering of the Company and Executive Vice
                             President of Phantom Works from 1997. Prior thereto, Vice President and General Manager of
                             Advanced Systems and Technology-Phantom Works,
                             McDonnell Douglas Corporation from 1994.

John D. Warner        60     Senior Vice President and Chief Administrative
                             Officer of the Company since August 1997. Prior thereto, Senior Vice President from February 1997.
                             Prior thereto, President of Boeing Information and
                             Support Services from April 1995. Prior thereto,
                             President Boeing Computer Services from July 1993.

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   List of documents filed as part of this report:

 1.    Financial Statements

 All consolidated financial statements of the Company as set forth under Item 8 of this report on Form l0-K.

 2.    Financial Statement Schedules

             Schedule           Description                Page
             --------           -----------                ----

               II     Valuation and Qualifying Accounts     22

 The auditors' report with respect to the above-listed financial statement schedule appears on page 21 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.


 3. Exhibits

      (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
            (i) Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333- 15001) filed October
                  29, 1996 (herein referred to as "Form S-4").)
           (ii) Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as "1996 Form 10-K").)

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

     (10)   Material Contracts.
             The Boeing Company Bank Credit Agreements.
            (i) U.S. $ One Billion Five Hundred Million 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. (Exhibit (10)(i) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1997 (herein referred to as "1997 Form 10-K").)
           (ii) U.S. $ One Billion Five Hundred Million 364-Day Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, as amended on September 30, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended September 30, 1998 (herein referred to as "3rd Quarter 1998 Form 10-Q").)
             Management Contracts and Compensatory Plans.
          (iii)   1984 Stock Option Plan.
                  (a) Plan, as amended February 23, 1987, and August 28, 1989.
                      (Exhibit (10)(iii)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (herein referred to as "1995 Form 10-K").)
                  (b) Forms of stock option agreements.  (Exhibit (10)(vi)(b)
                      to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992
                      Form 10-K").)
           (iv)   1988 Stock Option Plan.
                  (a) Plan, as amended on December 14, 1992.  (Exhibit (10)(vii)
                      (a) of the 1992 Form 10-K.)
                  (b) Form of Notice of Terms of Stock Option Grant. (Exhibit
                      (10)(vii)(b) of the 1992 Form 10-K.)
            (v)   1992 Stock Option Plan for Nonemployee Directors.
                  (a) Plan. (Exhibit (19) of the Company's Form 10-Q for the
                      quarter ended March 31, 1992.)
                  (b) Form of Stock Option Agreement.  (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
           (vi)   Supplemental Benefit Plan for Employees of The Boeing
                  Company, as amended on February 22, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended March 31, 1998 (herein referred to as "1st Quarter 1998 Form 10-Q").)
          (vii) Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
         (viii) Deferred Compensation Plan for Employees of The Boeing Company, as amended on February 23, 1998. (Exhibit (10)(ii) to the 1st Quarter 1998 Form 10-Q.)
           (ix) Deferred Compensation Plan for Directors of The Boeing Company, as amended on October 28, 1996. (Exhibit 10.1 to the Form S-4.)
            (x)   1993 Incentive Stock Plan for Employees.
                  (a) Plan, as amended on December 13, 1993. (Exhibit (10)(ix)
                      (a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)
                  (b) Form of Notice of Stock Option Grant.
                      (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to
                          the 1993 Form 10-K.)
                     (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the
                          1993 Form 10-K.)
           (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended March 31, 1997.)
          (xii) 1997 Incentive Stock Plan, as amended on June 29, 1998. (Exhibit (10) of the Company's Form 10-Q for the quarter ended June 30, 1998.)
         (xiii)   SAR Deferral Arrangements of the Company.
                  (a) Form of SAR Deferral Agreement. (Exhibit (10)(xii)(a) to
                      the 1995 Form 10-K.)
                  (b) Plan for Employees, as amended. (Exhibit (10)(xii)(b) to the 1995 Form 10-K.)
                  (c) Form of SAR deferral election notice. (Exhibit
                      (10)(xiv)(c) to the 1992 Form 10-K.)
          (xiv)   Employment Agreement with Harry C. Stonecipher dated August
                  1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for
                      the quarter ended June 30, 1997.)
           (xv) Boeing Company Executive Layoff Benefits Plan, as amended on June 28, 1999. (Exhibit (10) to the Company's Form 10-Q for the quarter ended June 30, 1999.)
          (xvi) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
         (xvii) The McDonnell Douglas Incentive Award Plan as amended and restated July 20, 1990. (Exhibit 99.2 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
        (xviii)   The Boeing Company ShareValue Program, as amended on December
                  20, 1996. (Exhibit (10)(xiii) to the 1996 Form 10-K.)
          (xix)   Stock Purchase and Restriction Agreement dated as of July 1,
                  1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)
           (xx) Consultant Services Agreement between the Company and Boyd E. Givan, dated August 26, 1998, with an amendment in the form of a letter from the Company dated September 14, 1998. (Exhibit (10)(ii) to the 3rd Quarter 1998 Form 10-Q.)

          (xxi) Settlement and Release Agreement with Ronald B. Woodard, dated October 31, 1998. (Exhibit (10)(xxi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (herein referred to as "1998 Form 10-K").)
         (xxii) Terms of Employment Agreement with Deborah C. Hopkins, dated November 10, 1998. (Exhibit (10)(xxii) to the 1998 Form 10-K.)
        (xxiii) Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. Filed herewith.

     (12)   Computation of Ratio of Earnings to Fixed Charges. Page 23.

     (13) Portions of the 1999 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

     (21)   List of Company Subsidiaries. Pages 96-99.

     (23) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 21.

     (99)   Additional Exhibits
            (i) Commercial Program Method of Accounting. (Exhibit (99)(i) to
                the 1997 Form  10-K.)
           (ii) Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)

(b)  Reports on Form 8-K filed during quarter ended December 31, 1999:

     A report on Form 8-K was filed on October 26, 1999, to report under
     Item 5 the revision of the Company's procedure with respect to foreign sales consultants.

                                 Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                               THE BOEING COMPANY
                                   (Registrant)


By: /s/ Philip M. Condit               By:  /s/ Harry C. Stonecipher
   --------------------------------        --------------------------------
   Philip M. Condit - Chairman of the      Harry C. Stonecipher - President,
   Board, Chief Executive Officer          Chief Operating Officer
   and Director                            and Director



By: /s/ Deborah C. Hopkins             By:  /s/ Laurette T. Koellner
   --------------------------------        --------------------------------
   Deborah C. Hopkins - Senior Vice        Laurette T. Koellner - Vice President
   President and Chief Financial Officer   and Corporate Controller


Date:  February 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 /s/ John H. Biggs                          /s/ John F. McDonnell
--------------------------------           --------------------------------
John H. Biggs - Director                   John F. McDonnell - Director

 /s/ John E. Bryson                         /s/ William J. Perry
--------------------------------           --------------------------------
John E. Bryson - Director                  William J. Perry - Director

 /s/ Kenneth M. Duberstein                  /s/ Charles M. Pigott
--------------------------------           --------------------------------
Kenneth M. Duberstein - Director           Charles M. Pigott - Director

 /s/ John B. Fery                           /s/ Lewis E. Platt
--------------------------------           --------------------------------
John B. Fery - Director                    Lewis E. Platt - Director

 /s/ Paul E. Gray                           /s/ Rozanne L. Ridgway
--------------------------------           --------------------------------
Paul E. Gray - Director                    Rozanne L. Ridgway - Director





Date:  February 28, 2000

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE







To the Board of Directors and Shareholders
The Boeing Company
Seattle, Washington


We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867,
333-32461, 333-32491, 333-32499, and 333-32567 of The Boeing Company on Form S-8
of our report dated January 28, 2000, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 1999.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company listed in
Item 14(a)2 in this Annual Report on Form 10-K for the year ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington


March 3, 2000

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)

                            (Dollars in millions)
                                                             1999   1998   1997
===============================================================================

Balance at January 1                                         $289   $233   $184

Charged to costs and expenses                                 102     61     64

Transfer from accrued liabilities                              24

Deductions from reserves (accounts charged off)               (93)    (5)   (15)
                                                             -----  -----  -----
Balance at December 31                                       $322   $289   $233
                                                             =====  =====  ====

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                            (Dollars in millions)

                                                 Year ended December 31,
-------------------------------------------------------------------------------
                                        1999     1998    1997     1996    1995
                                        ====     ====    ====     ====    ====

Earnings before
  federal taxes on income             $3,324   $1,397   $(341)  $2,480   $(412)

Fixed charges excluding
  capitalized interest                   483      507     552      463     427

Amortization of previously
  capitalized interest                    80       75      97       80      59

Net adjustment for
  earnings of affiliates                  (8)     (18)      4       (1)     (5)
                                      -------  -------  -----   -------  ------
Earnings available for
  fixed charges                       $3,879   $1,961   $ 312   $3,022   $  69
                                      ======   ======   =====   ======   =====




Fixed charges:

  Interest expense                      $431     $453    $513     $393    $376

  Interest capitalized during
    the period                            81       65      61       58      65

  Rentals deemed
    representative of an
    interest factor                       52       54      39       70      51
                                        ----     ----    ----     ----    ----
Total fixed charges                     $564     $572    $613     $521    $492
                                        ====     ====    ====     ====    ====

Ratio of earnings to fixed
  charges                                6.9      3.4      .5      5.8      .1
                                        ====      ===      ==      ===      ==

                 EXHIBITS FILED WITH THIS REPORT ON FORM 10-K
                        Commission File Number 1-442

                             THE BOEING COMPANY
                               Exhibit Index

                                                            Annual
                                                            Report
                                                              to
                                                            Share-        Form
                                                            holders       10-K
Exhibit       Description                                    Page         Page
------------------------------------------------------------------------------
(10) (xxiii)  Supplemental Pension Agreement with
               Michael M. Sears, dated February 16, 2000                   94

(12)          Computation of Ratio of Earnings to Fixed
               Charges                                                     23

(13)          Portions of the 1999 Annual Report to
               Shareholders  incorporated by reference
               in Part I and Part II                                       25

                Market for registrant's Common Equity and
                 related Stockholder Matters                     *         92
                Management's Discussion and Analysis of
                 Financial Position and Results of Operations   30         25
                Consolidated Statements of Operations           51         54
                Consolidated Statements of Financial Position   52         55
                Consolidated Statements of Cash Flows           53         56
                Consolidated Statements of Shareholders' Equity 54         57
                Notes to Consolidated Financial Statements      56         63
                Independent Auditor's Report                    73         89
                Supplementary Data Regarding Quarterly
                 Financial Data                                 72         88
                Selected Financial Data
                 Five-Year Summary                              74         90

(21)          List of Subsidiaries                                         96

(23)          Independent Auditors; Consent and Report on
               Financial Statement Schedule for use in
               connection with filings of Form S-8 under
               the Securities Act of 1933.                                 21

              Appendix of graphic and image material
               pursuant to Rule 304(a) of regulation S-T                  100

              * Listed on inside back cover of annual report

                                Exhibit (13)
             Portions of the 1999 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II

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

INFORMATION, SPACE AND DEFENSE SYSTEMS

Segment Reporting
In 1998, the Information, Space and Defense Systems (ISDS) Group of the Company was reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group, which have been reported as separate business segments beginning in 1998. Comparisons of revenues and operating profit between 1997 and 1998 relate to the ISDS segment in total. Total ISDS segment revenues were $19.9 billion in 1998, compared with $18.1 billion in 1997, and operating profit in 1998 was $1,531 million, compared with $1,317 million in 1997. The increase in revenue and operating profit in 1998 was principally due to increased deliveries for the C-17, F-15 and CH-47 programs, partially offset by fewer F/A-18 C/D deliveries.

RESULTS OF OPERATIONS
---------------------

REVENUES

Operating revenues for 1999 were $58.0 billion, compared with $56.2 billion in 1998 and $45.8 billion in 1997. The higher revenues for both 1999 and 1998 reflect the increased deliveries in the Commercial Airplanes segment. The higher 1998 revenues also reflect increased deliveries in the combined Military Aircraft and Missiles segment and Space and Communications segment. Military Aircraft and Missiles segment 1999 revenues of $12.2 billion decreased
$0.8 billion from 1998, and Space and Communications 1999 segment revenues of $6.8 billion decreased $0.1 billion from 1998.

Revenues by industry segment:
[Graphic and image material item Number 1
See appendix on page 100 for description.]
|-----------------------------------------------------------------------------|
|          Forward-Looking Information Is Subject to Risk and Uncertainty     |
|                                                                             |
| Certain statements in this report contain "forward-looking" information that|
| involves risk and uncertainty, including projections for deliveries,        |
| customer financing, sales, revenues, margins, free cash flow, research and  |
| development, inventory turn rates, employment, asset utilization,           |
| productivity improvement, pension income, new business and new business | | opportunities, value potential, and other trend projections. This forward- |
| looking information is based upon a number of assumptions including         |
| assumptions regarding demand; current and future markets for the Company's  |

| products and services; internal performance; product performance; customer, | | supplier and subcontractor performance; government policies and actions; and| | successful execution of acquisition and divestiture plans. Actual future | | results and trends may differ materially depending on a variety of factors, | | including the Company's successful execution of internal performance plans | | including continued research and development, production rate increases and | | decreases, production system initiatives, timing of product deliveries and |
| launches, asset management plans, procurement plans, and other              |
| cost-reduction efforts; acceptance of new products and services; product | | performance risks; the cyclical nature of some of the Company's businesses; | | volatility of the market for certain products and services; domestic and |
| international competition in the defense, space and commercial areas;       |
| actions by regulatory agencies in regard to the proposed acquisition of     |
| Hughes space and communication businesses; continued integration of         |
| acquired businesses; uncertainties associated with regulatory certifications| | of the Company's commercial aircraft by the U.S. Government and foreign | | governments; other regulatory uncertainties; collective bargaining labor |
| disputes; performance issues with key suppliers, subcontractors and         |
| customers; governmental export and import policies; factors that result in | | significant and prolonged disruption to air travel worldwide; global trade |
| policies; worldwide political stability and economic conditions,            |
| particularly in Asia; real estate market value fluctuations in areas where | | company facilities are located; price escalation trends; the outcome of | | political and legal processes, including uncertainty regarding government | | funding of certain programs; changing priorities or reductions in the U.S. | | Government or foreign government defense and space budgets; termination of | | government contracts due to unilateral government action or failure to | | perform; legal, financial and governmental risks related to international |
| transactions; legal proceedings; and other economic, political and          |
| technological risks and uncertainties.                                      |
|-----------------------------------------------------------------------------|

Commercial Airplanes
Commercial Airplanes products and services accounted for 66%, 66% and 59% of total operating revenues for the years 1999, 1998 and 1997.

Total commercial jet aircraft deliveries by model, including deliveries under operating lease, which are identified by the numbers in parentheses, were as follows:
                        1999     1998     1997
----------------------------------------------
        717               12(2)     -        -
        737 Classic       42      116(6)   132
        737 NG           278      165        3
        747               47       53(3)    39
        757               67       50       46
        767               44(1)    47       41
        777               83       74       59
        MD-80             26(21)    8(4)    16(7)
        MD-90             13       34       26(5)
        MD-11              8       12(2)    12(1)
----------------------------------------------
        Total            620      559      374
==============================================

The 737 Classic, MD-80 and MD-90 aircraft will not be produced after early 2000. The MD-11 program is scheduled to terminate production in 2000, with final deliveries in 2001. First delivery of the 717 aircraft occurred in the third quarter of 1999.

Total commercial aircraft deliveries for 2000 are currently projected to be in the range of 490 aircraft. Based on current plans, Commercial Airplanes revenues for 2000 are expected to be in the $30 billion range. Total commercial aircraft deliveries for 2001 are currently projected to approximate total deliveries for 2000. Commercial aircraft transportation trends are discussed in the Commercial Airplanes Business Environment and Trends section on pages 40-43.

Commercial Airplanes sales by geographic region:
[Graphic and image material item Number 2
See Appendix on page 100 for description.]

Military Aircraft and Missiles
Military Aircraft and Missiles segment revenues were $12.2 billion in 1999, compared with $13.0 billion in 1998.

The Military Aircraft and Missiles business segment is broadly diversified, and no program other than the C-17 transport program accounted for more than 15% of total 1998-1999 segment revenues.

The principal contributors to 1999 Military Aircraft and Missiles segment revenues included the C-17 Globemaster, F-15 Eagle, F/A-18 C/D Hornet, F/A-18 E/F Super Hornet, AH-64 Apache, F-22 Raptor, CH-47 Chinook, and V-22 Osprey programs, along with aerospace support programs.

Deliveries of selected production units were as follows:

                        1999     1998     1997
----------------------------------------------
        C-17              11       10        7
        F-15              35       39       19
        F/A-18 C/D        25       29       46
        F/A-18 E/F        13        1        -
        T-45TS            12       16       11
        CH-47 Chinook     14       18        1
        757 - C-32A        -        4        -
        AH-64 Apache      11        5        2

Military Aircraft and Missiles segment revenues for 2000 are projected to be in the $12 billion range.

Segment business trends are discussed in the Military Aircraft and Missiles Business Environment and Trends section on pages 43-44.

Space and Communications
Space and Communications segment revenues were $6.8 billion in 1999, compared with $6.9 billion in 1998. The segment is well diversified. Only the International Space Station program, which accounted for approximately 19% of revenues for the previous two years, contributed more than 15% of revenues. Other principal contributors to 1999 Space and Communications segment revenues included National Missile Defense Lead System Integrator (NMD LSI), E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, Space Shuttle Flight Operations and Main Engine, Delta space launch services, and classified projects for the U.S. Government.

Deliveries of selected production units were as follows:

                        1999     1998     1997
----------------------------------------------
        767 AWACS          2        2        -
        Delta II          11       13       12
        Delta III          1        1        -

Space and Communications segment revenues for 2000 are projected to be in the range of $7.5 billion to $8.0 billion, excluding the potential impact of the proposed acquisition of Hughes space and communications business described on page 45. Growth is anticipated primarily from recent capture of classified government programs supporting the National Reconnaissance Office and the NMD LSI program.

Segment business trends are discussed in the Space and Communications Business Environment and Trends section on pages 44-45.

Customer and Commercial Financing/Other
Operating revenues in the Customer and Commercial Financing/Other segment were $837 million in 1999, compared with $730 million in 1998 and $746 million in 1997. The major revenue components include commercial aircraft financing and commercial equipment leasing.

Additional information about revenues and earnings contributions by business segment is presented on pages 49-53.
                               . . . . . . . .

Based on current schedules and plans, the Company projects total 2000 revenues to be approximately $50 billion.

EARNINGS

Net earnings for the three years include a significant provision to cost of products and services in 1997 in addition to earnings fluctuations associated with the Company's share-based plans.

In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial product lines, and recorded provisions of $1,400 million, or $876 million after tax, relative to these decisions. These provisions principally represented an inventory valuation adjustment based on post-merger assessments of the market conditions and related program decisions. Under the original product strategy decision, the passenger version of the MD-11 was to be terminated in late 2000, the final MD-80 would be delivered in late 1999, and the final MD-90 would be delivered in early 2000. Under the plans ultimately implemented, final delivery of the MD-80 occurred in 1999, and scheduled final deliveries are in first quarter 2000 for the MD-90 and in first quarter 2001 for the MD-11. These provisions are discussed in Note 7 to the consolidated financial statements.

The share-based plans are discussed on page 48 and in Note 18 to the Consolidated Financial Statements on page 79. Share-based plans resulted in an after-tax charge of $130 million in 1999, $96 million in 1998 and $(66) in 1997.

Net earnings:
[Graphic and image material item Number 3
See appendix on page 100 for description.]

Net earnings of $1,120 million for 1998 were $1,298 million higher than the net loss of $178 million for 1997. This was primarily due to the provision in 1997 of $876 million after tax related to the McDonnell Douglas Corporation commercial product lines discussed above. Other factors include higher commercial aircraft deliveries in 1998, a higher after-tax forward loss recognized in 1997 for the Next-Generation 737 ($436 million in 1997 compared with $218 million in 1998), merger-related expenses of $120 million in 1997, and prior years' defense-related partnership research and development tax credits amounting to $57 million recognized in 1998. Additionally, interest income was lower in 1998, and share-based plans expense was $162 million higher in 1998 on an after-tax basis.

Net earnings of $2,309 million for 1999 were $1,189 higher than 1998 earnings primarily due to higher earnings from operations that are discussed in the following paragraphs. Increased operating earnings resulted principally from higher Commercial Airplanes segment margins that reflect improved production efficiencies, as well as earnings from increased Commercial Airplanes revenue, and lower research and development company-wide, which decreased by $554 million to $1,341 million pretax in 1999. Offsetting these increases were charges of $270 million ($169 million after tax) associated with the F-15 program. Other income was $585 million in 1999 and $283 million in 1998. The 1999 increase was principally due to $289 million of interest income recorded from the Internal Revenue Service (IRS), and $66 million associated with the receipt and subsequent sale of shares resulting from an initial public offering of an insurer. Interest income from the IRS resulted from a partial agreement on the examination of the years 1988 through 1991.

The net amount recognized in the statement of financial position relative to pensions includes approximately $7.2 billion of unrecognized net actuarial gains. The Company projects that in the near term, significant net periodic benefit income will be recognized due to pensions. Also, the increase in assumed cost growth used to calculate retiree health care costs (10% annual growth rate for 1999, decreasing to a 5.5% annual growth rate by 2010) is projected to result in increased retiree health care costs.

Operating results trends are not significantly influenced by the effect of changing prices since most of the Company's business is performed under contract.


OPERATING EARNINGS

Commercial Airplanes
The 1999 Commercial Airplanes segment earnings of $2,016 million (based on the cost of specific airplane units delivered - see discussion under Segment Information on page 49) resulted in an earnings from operations margin of 5.2%, or 6.8% exclusive of research and development expense. Comparable results for 1998 were a loss of $266 million, and earnings from operations margin of (0.7)%, or 2.0% exclusive of research and development expense.

The increased earnings and margins for 1999 were principally due to substantially improved production performance across the segment. Margins on the Next-Generation 737 and 777 programs reflected significant learning curve improvement and unit cost performance. Additionally, Commercial Airplanes segment research and development decreased by $436 million to $585 million in 1999.

The 1998 Commercial Airplanes segment loss of $266 million compares with a loss of $1,589 for 1997. The significant segment loss in 1997 resulted from the provision related to the McDonnell Douglas Corporation commercial aircraft product line discussed in Note 7 to the consolidated financial statements, and production problems.

Production problems experienced on the commercial aircraft programs reached unexpected levels late in the third quarter of 1997. During this period, the Company was in the midst of an unprecedented production rate build-up for the 7-series commercial aircraft programs, and experienced a number of challenges, including raw material shortages, internal and supplier parts shortages, and productivity inefficiencies associated with adding thousands of new employees. These factors resulted in significant out-of-sequence work. The breadth and complexity of the entire commercial aircraft production process, especially during this time of substantial production rate increases, presented a situation where disrupted process flows caused major inefficiencies throughout the entire process chain. The 747 and 737 production lines were halted for approximately one month in 1997. The recovery plan continued throughout 1998.

In 1999, the Company delivered the initial units of the 717 program. The 717 program is accounted for under the program method of accounting described in
Note 1 to the consolidated financial statements. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders. The Company has significant exposures related to the 717 program, principally attributable to pricing pressures and the slow build-up of firm orders. Current firm contracts for the 717 program include a contract for 50 airplanes with Trans World Airlines (TWA). TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, which restructured its indebtedness and leasehold obligations to creditors.

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures and increased lower-fare personal travel have combined to cause a long-term downward trend in passenger revenue yields worldwide (measured in real terms). Market liberalization within Europe has enabled low-cost airlines to enter the market. These airlines increase the downward pressure on air fares, similar to the competitive environment in the United States. Although current trends have begun to show some improvements in Asia, slowing economies, reduced business travel, and currency devaluations have recently contributed to sharply lower yields. These factors result in continued price pressure on the Company's products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Military Aircraft and Missiles
Military Aircraft and Missiles segment operating earnings for 1999 and 1998 were $1,193 million and $1,283 million. The segment operating margins were 9.8% and 9.9% for 1999 and 1998. The 1999 operating results included a favorable contract settlement amounting to $55 million and pretax charges of $270 million associated with the F-15 program. The Company had procured and committed to long-lead items in anticipation of additional F-15 orders. In the third quarter of 1999, the Company assessed that there was a limited near-term market for F-15s based on revised market analysis, recent international customer decisions, and actions then pending in Congress. As a result of these revised market assessments, the Company recorded a $225 million pretax charge associated with F-15 program inventory. Additionally, in the second quarter of 1999, the Company recognized a pretax charge of $45 million attributable to the impairment of certain F-15 inventory costs incurred in support of a potential sale to the government of Greece which did not materialize.

A significant percentage of Military Aircraft and Missiles segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter. The V-22 program is currently transitioning to low-rate initial production, while the F/A-18 E/F program transitioned to low-rate initial production during 1999.

In 1998 the Company announced that it would exit the market for commercial helicopters. As part of that strategic decision, in early 1998, the Company transferred its interest in the Civil Tiltrotor program to Bell Helicopter Textron. Also, in the first quarter of 1999, the Company sold the MD 500, MD 600 and MD Explorer light-commercial helicopter product lines to RDM Holding, Inc., a European-based industrial group.

Space and Communications
Space and Communications segment operating earnings for 1999 and 1998 were $415 million and $248 million. Segment operating margins were 6.1% and 3.6% for 1999 and 1998. The 1999 operating results included a pretax gain of $95 million related to the sale of Boeing Information Systems (BIS), which provides the federal government with information and systems integration services, to Science Applications International Corporation in July 1999. Operating results for 1998 and 1999 also included favorable contract settlements. Excluding the impact of these contract settlements and the BIS sale, operating margins were 4.0% and 2.9% for 1999 and 1998.

The segment operating margins are reduced by significant company investment in the development of new products, particularly the Delta IV launch vehicle and the new 737-based airborne early warning and control aircraft. In addition, a significant percentage of Space and Communications segment business has been performed under cost-reimbursement-type contracts, which generally have lower profit margins than higher-risk fixed-price-type contracts. Current major cost-reimbursement programs include the International Space Station, NMD LSI, Space Shuttle Flight Operations and Space Shuttle Main Engine. Excluding research and development expense, contract settlements and the BIS sale, Space and Communications margins were 11.2% for 1999 and 1998. The segment's 2000 operating margins are expected to be impacted by continued significant new product development expenses. Margins should begin to improve in 2001 when the Delta IV program enters the operational phase.

The primary factor that is evaluated in building projections for the need for commercial launch services is the commercial satellite market. Recent commercial satellite program start-up delays and system changes have caused a softening of the market. Depending on the outcome of these programs, and a successful Delta III launch, forward-looking financial projections for the Company's launch business, principally for the Delta III vehicle, may be adversely impacted. A Delta III demonstration launch at company expense may be required to prove system reliability. In addition, the Company has exposures related to work in process inventory and supplier commitments for the Delta III program beyond firm customer commitments. The Company continues to closely monitor these issues. A significant portion of the Company's equity in income from joint ventures relates to Space and Communications segment activity. The principal joint ventures are Sea Launch and United Space Alliance.

Sea Launch is a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners. Boeing is a 40% partner in Sea Launch with RSC Energia (25%) from Russia, Kvaerner Maritime (20%) from Norway, and KB Yuzhnoye/PO Yuzhmach (15%) from Ukraine. In March 1999 Sea Launch conducted a successful first launch from a sea-based platform, placing a demonstration payload in a perfect orbit. Sea Launch initiated commercial operations in October 1999 with a second flawless launch delivering a DirecTV satellite payload for Hughes Space & Communications International, Incorporated. Hughes and Space Systems/Loral are the initial Sea Launch customers, with announced orders, as of the end of 1999, for 18 launches in backlog plus options for additional launches. The venture incurred losses in 1999 related to development costs, expensed as incurred, and losses related to the demonstration launch and initial operations. Space and Communications segment operating earnings include losses of $57 million and $87 million for 1999 and 1998 attributable to the Sea Launch venture.

The Company and Lockheed Martin are 50/50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs the modifications, testing and checkout operations required to ready the Space Shuttle for launch. Although the joint venture operations are not included in the Company's consolidated statements, the Company's proportionate share of joint venture earnings is recognized in income. Space and Communications segment operating earnings include earnings of $48 million and $46 million for 1999 and 1998 attributable to United Space Alliance.

RESEARCH AND DEVELOPMENT

Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic research and development, including amounts allocable as overhead costs on U.S. Government contracts.

Research and development expense:
[Graphic and image material item Number 4
See appendix on page 101 for description.]

In 1999, total research and development was approximately $1.3 billion, compared with approximately $1.9 billion in both 1998 and 1997.

In 1999, research and development declined in each operating group relative to 1998. The most significant decline was attributable to the Commercial Airplanes segment and related to the timing of major commercial aircraft developmental programs. In 1998, the decline in the Commercial Airplanes segment research and development expense was largely offset by an increase in the Space and Communications segment.

Commercial Airplanes
The principal commercial aircraft developmental programs during the 1997-1999 period were the Next-Generation 737 family, the 767-400ER, the 717 program, the 757-300 derivative, and the 777-300 wide-body twinjet derivative.

Certification and first deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. Certification and first delivery of the 737-800 and 737-600 occurred in 1998. The 737-900, the longest member of the Next-Generation 737 family, received its first order in late 1997, with first delivery scheduled for 2001. The 767-400ER, a stretched version of the

767-300ER, is scheduled for first delivery in the year 2000. First delivery of the 717 occurred in September 1999. First delivery of the 757-300, a stretched derivative of the 757-200, occurred in March 1999. First delivery of the increased-capacity 777-300 derivative occurred in May 1998.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.
[Graphic and image material item Number 5
See appendix on page 101 for description.


Military Aircraft and Missiles
The Military Aircraft and Missiles segment continues to pursue business opportunities where it can use its technical and large-scale integration capabilities. The segment's level of research and development expenditures is consistent with this approach, and reflects the recent business environment, which has presented few major new-start opportunities. Current research and development activities are focused on winning the Joint Strike Fighter engineering, manufacturing and development contract.

Space and Communications
The Space and Communications segment continues to invest significantly to develop new products. Research and development expenditures support the development of the Delta family of launch vehicles, the new 737-based airborne early warning and control aircraft, and commercial space-based broadband mobile information and communications systems. Delta IV development expenses are reduced by the U.S. Government's participation in developing the Evolved Expendable Launch Vehicle (EELV).

                                . . . . . . .


Total Company research and development expenditures for 2000 will be influenced by the timing of commercial aircraft derivative programs and commercial space and communication activities. Based on current programs and plans, research and development expense for 2000 is expected to be approximately $1.5 billion, which reflects slight increases in all segments relative to 1999 levels. Research and development activities are further discussed in the Strategic Investments for Long-Term Value section on page 45.

INCOME TAXES

The 1999 effective income tax rate of 30.5% varies from the federal statutory tax rate of 35% principally due to Foreign Sales Corporation (FSC) tax benefits of $230 million. Offsetting this benefit are state income taxes and the non-deductibility of goodwill.

The 1998 effective income tax rate of 19.8% reflects the settlement of prior years' defense-related partnership research and development tax credits of $57 million, as well as FSC tax benefits of $130 million. The income tax provision for 1997 is a tax credit resulting from application of the tax rate to a pretax loss.

The income tax provision in 1997 is lower than the statutory amount, principally due to FSC tax benefits of $79 million. These benefits were partially offset by the nondeductibility of goodwill and merger costs.

The European Union filed a challenge to U.S. Foreign Sales Corporation tax provisions with the World Trade Organization (WTO). On February 25, 2000, the WTO issued a final decision upholding this challenge. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement. It is not possible to predict what impact, if any, this issue will have on future earnings pending final determination of the manner and scope of the U.S. Government response.

Additional information relating to income taxes is found in Note 13 to the Consolidated Financial Statements on pages 72-73.

LABOR NEGOTIATIONS AND WORKFORCE LEVELS

As of December 31, 1999, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM), representing 23% of employees (current agreements expiring May 2001, September 2002, October 2002); the Society of Professional Engineering Employees in Aerospace (SPEEA), representing 11% of employees (currently not under contract); the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), representing 5% of employees (current agreements expiring April 2000, September 2002, and May 2003); and Southern California Professional Engineering Association (SCPEA), representing 2% of employees (current agreement expiring March 2001).

The Company has been in negotiations with SPEEA, representing approximately 22,000 engineers and technicians. On February 9, 2000, members of SPEEA, having rejected the Company's second contract proposal, elected to strike. On February 26, 2000, SPEEA rejected the Company's third and final contract offer. On March 2, 2000, the Company informed SPEEA that given the substantial differences between the parties that had developed during the past several months, the Company believed the parties were at impasse. As of March 6, 2000, the strike continued. The strike has impacted the Company's operations and production, particularly in the Commercial Airplanes segment, where first quarter 2000 deliveries will be affected, and second quarter 2000 deliveries may be affected. The total effect of the strike on deliveries, the results of operations and financial position is uncertain, but could be material depending on the strike duration, the nature of post-strike recovery plans and the performance of other segments.

The Company's workforce level was 197,000 at December 31, 1999. Year-end 2000 workforce levels are projected to be in the range of 180,000 to 190,000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company therefore has not yet identified the impact that adopting SFAS No. 133 will have on its financial position and results of operations. SFAS No. 133 is required to be adopted in 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; cyclical growth and expansion requirements; customer financing assistance; the timing of federal income tax payments; the Company's stock repurchase plan; and proposed acquisitions, such as the Hughes space and communications business transaction discussed on page 45.

CASH FLOW SUMMARY

Following is a summary of Company cash flows based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 56 that are prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements. Free cash flow in the table below is defined as cash flow from operations less change in short-term investments, reduced by facilities and equipment expenditures.

(Dollars in billions)                    1999     1998     1997
---------------------------------------------------------------
Net earnings (loss)                     $ 2.3    $ 1.1    $(0.2)
Non-cash charges to earnings (a)          1.8      1.8      1.4
Change in gross inventory (b)             5.6      1.5     (3.9)
Change in customer advances (c)          (3.6)    (0.8)     3.9
Net changes in receivables, liabilities
 deferred income taxes and other (d)      0.2     (1.3)     1.1
Facilities and
 equipment expenditures                  (1.2)    (1.7)    (1.4)
Pension income (expense)
 variance to funding                     (0.3)    (0.2)    (0.3)
---------------------------------------------------------------
Free cash flow                            4.8      0.4      0.6
Proceeds from dispositions (e)            0.4
Change in customer and
 commercial financing (f)                (0.6)    (1.2)    (0.9)
Change in debt (g)                       (0.2)     0.1     (0.6)
Net shares issued (acquired) (h)         (2.9)    (1.3)     0.3
Cash dividends                           (0.5)    (0.6)    (0.6)
---------------------------------------------------------------
Increase (decrease) in cash and
 short-term investments                 $ 1.0    $(2.6)   $(1.2)
===============================================================
Cash and short-term
 investments at end of year             $ 3.5    $ 2.5    $ 5.1
===============================================================

(a)	Non-cash charges to earnings as presented here consist of depreciation, amortization, retiree health care accruals, customer and commercial financing valuation provision and share-based plans. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The share-based plans do not impact current or future cash flow, except for the associated positive cash flow tax implications.

(b)	Production and tooling inventory associated with the Next-Generation 737 program increased substantially, especially during 1997 and 1998. Inventory balances on the 747, 757 and 767 commercial jet programs increased in 1997 and 1998 due to increased production rates. The decrease in inventory in 1999 resulted principally from decreased production rates on the 777 and 747 programs and improved inventory cycle time.

(c)	The changes in commercial customer advances during 1997, 1998 and 1999 were broadly distributed among the commercial jet programs, and generally correspond to orders and production rate levels. With regard to the Aircraft and Missiles segment and Space and Communications segment activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(d)	The net change in receivables, liabilities, deferred income taxes and other resulted in no impact to cash for the three-year period presented. The net increase in cash attributable to changes in income taxes payable and deferred was $0.2 billion. Excluding potential tax settlements discussed in Note 13 to the consolidated financial statements, federal income tax payments over the next two years are projected to substantially exceed income tax expense due to anticipated completion of contracts executed under prior tax regulations.

(e) Proceeds from dispositions include receipts from the sale of subsidiaries and the sale of real property. Included in the proceeds for 1999 are receipts of approximately $162 million related to the sale of Boeing Information Systems.

(f)	The changes in customer financing balances have been largely driven by commercial aircraft market conditions and the ability of the Company to sell customer financing assets. Over the three-year period 1997-1999, the Company generated $4.4 billion of cash from principal repayments and by selling customer financing receivables and operating lease assets. Over the same period, additions to customer financing amounted to $6.9 billion. As of December 31, 1999, the Company had outstanding commitments of approximately $4.8 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2004. Not all these commitments are likely to be used; however, a significant portion of these commitments is with parties with relatively low credit ratings. See
        Note 21 to the consolidated financial statements concerning concentration of credit risk. Outstanding loans and commitments are primarily secured by the underlying aircraft.

(g)	Debt amounting to $650 million matured in 1999. Debt amounting to $300 million matured in 1998, and $300 million was added with maturity in 2038. In 1997, debt amounting to $637 million matured, and the Company also retired $230 million of debt through a tender offer for the 9.25% notes due April 1, 2002. Additionally, Boeing Capital Corporation, a corporation wholly owned by the Company, issued $400 million of debt in 1999, $511 million in 1998, and $225 million in 1997.

(h)	In the third quarter of 1998, the Company announced a share repurchase program to buy up to 15% of the Company's outstanding shares of common stock. In 1998, the Company repurchased 35.2 million shares of stock for $1.3 billion, and in 1999, the Company repurchased 68.9 million shares for $2.9 billion.

CAPITAL RESOURCES

The Company has long-term debt obligations of $6.0 billion, which are unsecured. Approximately $480 million mature in 2000, and the balance has an average maturity of 15 years. Total long-term debt as of year-end 1999 amounted to 34% of total capital (shareholders' equity plus borrowings). The Company has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $2.64 billion, remain available but unused. The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

CONTINGENT ITEMS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance.

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 1999, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then-executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. (July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.) The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. By orders dated September 15, 1999, and February 3, 2000, plaintiffs were granted leave to amend their complaint to broaden their action (1) to encompass claims of the original proposed class members for Boeing securities purchases made between April 7, 1997 and July 20, 1997; (2) to include certain alleged misstatements purportedly made by the Company going back to April 7, 1997; and
(3) to add allegations that the Company's 10-Q reports for the first and second quarters of 1997 were false and misleading. The plaintiffs seek compensatory damages and treble damages. The court has not yet ruled on class certification. The action is currently set for trial on October 2, 2000. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration
Act. The indictment also charges one employee with participation in the alleged conspiracy. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries; most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions may be granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

YEAR 2000 (Y2K) DATE CONVERSION

Summary of readiness: The Company recognized this challenge early, and each group began working on the problem in 1993. The Company's Y2K strategy, to make systems "Y2K-ready," included a common companywide focus on methods and correction tools, and coordination with customers. This focus was on all systems potentially impacted by the Y2K, including information technology (IT) systems and non-IT systems, such as product-embedded, facilities and factory floor systems. Each operating group was responsible for its own conversion, in line with overall guidance and oversight provided by a corporate-level steering committee. Costs to address Y2K issues: The Company's Y2K conversion efforts have not been budgeted and tracked as independent projects, but have occurred in conjunction with normal sustaining activities. The Company estimates that IT Y2K conversion efforts represent the majority of conversion efforts, and have averaged annually $35 million during 1996-1998, representing on average 10% of the total application-sustaining IT costs during that period. Y2K conversion costs represented a lower percentage of total application sustaining IT costs in 1999. In addition to these sustaining costs, the discretely identifiable IT costs associated with Y2K conversion activities totaled approximately $16 million. The Company does not expect a reduction in sustaining costs now that Y2K conversion activities are completed because normal sustaining activities will be ongoing. Reprioritizing sustaining activities to support Y2K had no adverse impact on operations.
Risks associated with Y2K issues: Due to the Company's early recognition and start on resolving the Y2K issue, the Company believed there was a low risk of any internal critical system, product-embedded system, or other critical Company asset not functioning properly during the date conversion. The Company assessed its risk exposure due to external factors and suppliers, including suppliers outside the United States. Additionally, the Company worked with its customers and suppliers, conducting test scenarios to assess Y2K readiness.

Although the Company believed that the most reasonably likely worst-case Y2K scenario entailed production disruption due to inability of suppliers to deliver critical parts, the Company found no reason to conclude that any specific supplier represented a significant risk.

Enterprise-wide tests were successfully conducted during the third and fourth quarters of 1999 to validate the Company's ability to communicate under multiple emergency scenarios. While the Company did not anticipate significant challenges during the Y2K rollover period, its communication centers were fully staffed during the transition. The Company also worked closely with local, state and federal emergency management organizations to ensure coordinated plans were in place should infrastructure problems occur during the year 2000 transition.
Year 2000 transition outcome: Boeing experienced a successful year 2000 rollover with minimal problems reported and minimal impact to business operations. Several application problems were identified and standard resolution processes were deployed, resulting in timely correction.

MARKET RISK EXPOSURE

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments and fixed-rate notes, as well as underlying swaps, the exposure to interest rate risk is not material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity. The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 1999, the notional value of such derivatives was $521 million, with a net unrealized loss of $5 million. Less than 2% of receipts and expenditures are contracted in foreign currencies, and the Company does not consider the market risk exposure relating to currency exchange to be material.

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


GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

As the world economy improved in this decade, airline passenger traffic increased. For the five-year period 1995-1999, the average annual growth rate for worldwide passenger traffic was approximately 5.5%. The Company's 20-year forecast of the average long-term growth rate in passenger traffic is approximately 4.7% annually, based on projected average worldwide annual economic real growth of 2.9% over the 20-year period.

Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide aircraft fleet and requirements to replace older aircraft, the Company projects the total commercial jet aircraft market over the next 20 years at more than $1,000 billion in 1999 dollars.


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

ASIA-PACIFIC ECONOMIES

In 1999 the economies of Japan, Malaysia, the Philippines, Hong Kong, Singapore, Indonesia, Thailand and South Korea indicated positive growth, signifying a reduction or curtailment of the recession previously affecting these economies. After 11 months of decline, air travel is also showing positive growth, and this is resulting in airlines beginning to show increased passenger yields. Some airlines in this region, however, continued to report losses. The Company believes that increased airplane orders will occur from airlines in the Asia-Pacific region when their financial position improves.

AIRLINE INDUSTRY ENVIRONMENT

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost control measures, the airline industry as a whole significantly improved operating profitability and net earnings over the past few years. The industry realized a substantial positive level of earnings over the five-year period 1995-1999. The outlook for passenger traffic growth in 2000 is generally positive, especially in the United States, Europe, and for trans-Atlantic flights. Continued profitability levels depend on sustained economic growth, limited wage increases, and capacity additions in line with traffic increases.

MANDATED NOISE LEVEL COMPLIANCE

A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 noise level compliant airplanes. Compliance with this policy was a significant factor for the record single-aisle airplane deliveries during 1998 and 1999. Beginning in 2000, near-term demand for new airplanes will reflect principally a requirement for growth.


INDUSTRY COMPETITIVENESS AND WORLD TRADE POLICIES

Over the past ten years, the Company (including McDonnell Douglas) has maintained, on average, approximately a two-thirds share of the available commercial jet aircraft market. Airbus Industrie is an aggressive competitor seeking to increase market share. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain leadership at satisfactory margins. The Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. On-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals. Over the past five years, sales outside the United States have accounted for approximately 53% of the Company's total Commercial Airplanes sales; approximately 50% of the Commercial Airplanes contractual backlog at year-end 1999 was with customers based outside the United States. Continued access to global markets is extremely important to the Company's future ability to fully realize its sales potential and projected long-term investment returns.

For more than three decades, the European governments have provided the partner companies of Airbus Industrie subsidized loans to develop commercial aircraft. The prior grants of subsidized loans to these European aerospace companies have been of significant magnitude and have represented a serious concern to the United States and the Company for several years.

In 1992, the United States and the European Union entered into a bilateral agreement disciplining government subsidies to Airbus Industrie. Among other things, the agreement limited the amount of the subsidy to no more than 33% of the total development costs for each aircraft program. It also calls for a "progressive reduction" in that level of support. However, in 1994, more than 130 countries, including all the states of the European Union, signed the Subsidies and Countervailing Measures ("SCM") Agreement at the World Trade Organization in Geneva. The 1994 SCM Agreement prohibits government subsidies to virtually all industries, including the aerospace industry. The Company welcomes the restructuring of Airbus into a "Single Corporate Entity" as long as it complies with the 1994 SCM and results in more transparent financial reporting.

The World Trade Organization (WTO), based in Geneva, promotes open and non-discriminatory trade among its members. Among other things, it administers an improved SCM Agreement, applicable to all members, that provides important protections against injurious subsidies by governments. It also uses improved dispute settlement procedures to resolve disagreements among nations - a provision not found in the 1992 bilateral agreement. The 1992 bilateral United States-European Union agreement and the WTO subsidies code constitute the basic limits on government supports of development costs.

See the discussion on page 34 concerning the European Union challenge that has been filed with the WTO related to U.S. Foreign Sales Corporation tax provisions.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand aircraft design and manufacturing capabilities through teaming arrangements with each other or current manufacturers. The Company continues to explore ways to expand its global presence in this environment.

In spite of the recent Asian economic difficulties, Company forecasts indicate that the airlines in China represent a significant potential market for commercial jet aircraft over the next 20 years. However, if the U.S.
Government does not grant China unconditional and permanent "most favored nations" (Normal Trade Relations) treatment, the Company's ability to sell commercial aircraft to airlines in China could be severely constrained. The Company continues to support the Asia Pacific Economic Cooperation (APEC) forum to promote open trade and investment in the region. For other countries in Asia, economic growth must return if the potential of the region is to be realized.

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


MILITARY AIRCRAFT AND MISSILES BUSINESS ENVIRONMENT AND TRENDS
--------------------------------------------------------------

Boeing is the world's largest producer of military aircraft, and the second largest U.S. Department of Defense (DoD) supplier. The Company's programs are well balanced between current production and upgrade activities, post-production aerospace support activities, and major development programs with large potential production quantities.


GENERAL ENVIRONMENT

The major trends that shape the Military Aircraft and Missiles segment include the moderately increasing DoD budget, the smaller and aging force structure, the level of military engagement around the world, the increasing international demand for military aircraft and missiles, and consolidations within the industry.

The DoD remains the principal customer of this business segment, and DoD procurement funding levels are expected to increase moderately on an inflation-adjusted basis. The Company's DoD programs are benefiting from improved certainty regarding program funding levels, which has reduced the possibility that some programs would face termination or stretch-out.

Domestically, continuing demands for peacekeeping operations are driving high usage of equipment, and the aging of equipment is creating operating cost affordability pressures. However, there is insufficient DoD budget to adequately modernize equipment and maintain a high level of readiness. These factors contribute to awareness in Congress that the DoD budget may need to be increased further. This trend has also led to privatization of government facilities and has opened areas of growth for the Company in aerospace support. The Boeing Aerospace Support Center at Kelly Air Force Base, located near San Antonio, Texas, is an example of this activity.

Overall the Company faces strong competition in all market segments. The acquisition and merger consolidations among U.S. aerospace companies have resulted in three principal prime contractors for the DoD, including the Company. While there may be some further niche acquisitions at the prime contractor level, the major area for further consolidation is likely to be among subcontractors to the primes. Lockheed Martin and Raytheon are the Company's primary U.S. competitors for this business segment. As a result of the extensive consolidation in the defense and space industry, the Company and its major competitors are also partners with or major suppliers to each other on various programs. The consolidation and rationalization of the European defense and space companies has been proceeding for several years, mainly within individual nations. The first step toward consolidation took place early in 1999 with the merger of British Aerospace (BAe) and GEC Marconi, resulting in the largest United Kingdom aerospace company, BAE Systems. The second step was the merger, pending regulatory approval, of Germany's DaimlerChrysler Aerospace AG (DASA), France's Aerospatiale Matra, and Spain's CASA (Construcciones Aeronauticas, SA), creating the European Aeronautics Defense & Space Corporation (EADS). This establishes EADS as the world's third largest aircraft and defense company behind Boeing and Lockheed Martin. Internationally, the largest European aerospace companies compete in many of the same market segments with the Company's products and services. These companies are also potential teaming partners.

PRODUCT LINES

The Military Aircraft and Missiles segment produces tactical fighters, trainers, helicopters, military transports, tankers, strike missiles, and special purpose airplanes for the U.S. and foreign governments. This segment also provides aerospace support products and services. The basic strategy is to provide a competitive product in every selected market. This business segment has several programs that are now in production for the DoD, such as the C-17 Transport, F/A-18 E/F, T-45 Trainer and V-22 Tiltrotor. Other programs include those that are still in development, such as the F-22 Raptor and RAH-66 rotorcraft, or in competitive development, such as the Joint Strike Fighter. Aerospace Support products and services include maintenance and modification, training systems, support systems, support services, and spares, repairs and supply chain management. Despite expected modest growth in global defense budgets, there continues to be strong international demand for military aircraft and missiles. Foreign sales approved by the U.S. Government are extending some product lines, such as the Harpoon missile and the AH-64 and CH-47 helicopters.

SPACE AND COMMUNICATIONS BUSINESS ENVIRONMENT AND TRENDS
--------------------------------------------------------

Space and Communications addresses four major market areas: launch services (including on-orbit systems), human space flight and exploration, missile defense and space control, and information and communications.

Many environmental factors are affecting the outlook for the launch services business. In the near-term the softening of the non-geostationary satellite launch market and the resulting prediction of excess capacity in launch vehicle supply will create a more competitive atmosphere where price, availability of service and reliability will be critical success factors. Space and Communications is well positioned to offer full service capabilities to this market with the Delta family and Sea Launch commercial launch vehicles. As the future of this market evolves, Space and Communications is prepared to undertake a strong role with its participation in NASA-driven and industry-driven advanced space transportation technology developments.

NASA is the primary customer and major driver for the human space flight and exploration market. This market, based on NASA budget projections, is forecasted to be relatively flat at about $5 billion per year over the next ten years. The largest near-term focus of this market is the successful completion and assembly of the International Space Station (ISS), for which Boeing is the prime contractor. To support ISS operations NASA will award contracts for the Crew Return Vehicle and the operations and utilization of ISS. Boeing is well positioned to pursue these contracts. The Space Shuttle continues to be the only U.S. vehicle to support the need for human access to space, and Boeing plays a key role in Shuttle operations and maintenance through the United Space Alliance Joint Venture. Once the International Space Station is assembled on-orbit, NASA is projected to address future attention and funding to continue to pursue the long-term goal of space exploration.

U.S. Government development and procurement funding are the principle drivers of the missile defense and space control market. This market includes components for theater, cruise and national missile defense. The Company's win of the National Missile Defense Lead Systems Integrator contract recognizes our capabilities to perform complex large-scale systems engineering and integration projects. This, along with the role as a subsystem supplier to the Patriot Missile defense system and propulsion supplier for the Theater High Altitude Area Defense program, has established Boeing as a major player in the missile defense market. The Space and Communications segment also has a strong technical position in the emerging laser system applications market. As the governments of the United States and other allied nations pursue integrated solutions to ballistic and theater and cruise missile defense, Boeing is positioned to become a leading contractor for these integrated solutions.

The information and communications market is a large and diverse market that serves both government and commercial customers. The government segment includes airborne mission systems, satellite systems, space systems, and integrated systems of systems opportunities. The commercial services segment includes telecommunications, remote sensing, and next-generation aircraft navigation and route control. The commercial and government segments of this market require customer-focused solutions that provide seamless interfaces to multiple systems and applications. The Company's experience in large-scale systems integration projects, coupled with expertise from directly relevant programs such as Airborne Warning and Control System (AWACS) and Global Positioning System
(GPS), will provide leverage for expansion in the information and communications marketplace.


PROPOSED ACQUISITION OF HUGHES SPACE AND COMMUNICATIONS BUSINESS
----------------------------------------------------------------

On January 13, 2000, the Company announced an agreement to acquire the Hughes space and communications business and related operations for $3.75 billion. The transaction is subject to regulatory and government reviews and is expected to be finalized by the end of the second quarter of 2000. Hughes is a technological leader in space-based communications, reconnaissance, surveillance and imaging systems. It is also a leading manufacturer of commercial satellites. Under the definitive agreement, Boeing also will acquire Hughes Electron Dynamics, a supplier of electronic components for satellites, and Spectrolab, a provider of solar cells and panels for satellites.


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

In the commercial space arena, the Company is investing in the development of the Delta IV family of expendable launch vehicles and is leading the Sea Launch team to offer highly automated commercial satellite launching from a seagoing launch platform. These product offerings provide access to significant portions of the space launch market not previously available with the Delta II rocket. Sea Launch initiated commercial operations in October 1999. The Delta IV investment, coupled with the U.S. Air Force Evolved Expendable Launch Vehicle program, positions the Company for potential market share gains. The Company continues to invest in the development of Airborne Early Warning & Control (AEW&C) systems. An AEW&C system based on a 737 platform is currently under development to capture near-term opportunities in foreign markets. These investments can also be leveraged in the development of other information, communication and battle management applications.

In commercial information and communications-related activities, the Company has decided to proceed with a satellite-based imaging system for agricultural applications. Additionally, the Company is evaluating other commercial systems and anticipates a decision to proceed with a system allowing air travelers real-time access to video and data services.


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

Recent commercial and government developmental programs, such as the 777-300, 757-300, 767-400ER and Joint Strike Fighter, included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework and improved quality of internally manufactured and supplier parts.

Significant initiatives to improve production systems and processes are underway. Efforts to streamline configuration, ordering and shop floor systems continue. Many of the lean manufacturing concepts are being implemented in the Company's factories. Efforts are underway on part number reduction, reducing cycle time and maximizing the value of airplane change. The initiatives will enhance our ability to insure standardization where it benefits customers, provide "just in time" feature selection, and allow for more predictable, stable and shorter production flows. These initiatives will improve operational efficiencies and provide better customer product selection.

The Company has received support from Baan, a software manufacturer from the Netherlands, associated with enterprise resource planning (ERP) improvement activities. Recent financial results of Baan have indicated significant losses; however, the Company's plans assume that Baan will continue to meet its commitments to support ERP efforts. In the event that Baan is unable to assist the Company with these efforts, the timing and costs to implement ERP and other process improvements could be negatively impacted.

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

The Company is continuing to assess potential opportunities for improved use and consolidation of facilities across all parts of the Company and to focus on those capabilities and processes that contribute to our core competencies resulting in a competitive advantage. Future decisions regarding facilities conversions or consolidations will be based on long-term business objectives. Within the Military Aircraft and Missiles and Space and Communications segments, major restructuring actions will be contingent on demonstration of cost savings for U.S. Government programs and the Company.

The Company is pursuing the means to significantly reduce new product development cost and flow time. Initiatives that have come out of this effort include the formation of the Creation Center, which is tied closely with Phantom Works, and other comparable efforts. Another initiative is the migration to platforms and platform teams modeled after premier benchmarked companies. Other initiatives include design tool automation integrated with manufacturing, improved loads models, and decision support methodologies.

The Company is using Enterprise Process Councils as the structure for realizing synergies company-wide. These Councils are made up of the leaders of key processes from each of the operating groups, as well as Phantom Works, and will rapidly share best practices and combine efforts to meet needs across the Company. Enterprise Process Councils have been established for Define, Manufacturing, Quality and Procurement processes.


SHAREHOLDER VALUE AS CORPORATE PERFORMANCE MEASURE
--------------------------------------------------

Management performance measures are designed to provide a good balance between short-term and long-term measures and financial and non-financial measures to align all decision processes and operating objectives to increase shareholder value over the long term.

In 1999, the Company initiated a Managing for Value program designed to develop a company-wide culture to continuously improve financial performance and growth. Consistent with these objectives, the Company has set performance targets based on economic profit goals. Economic profit, which is calculated by subtracting a capital charge from the Company's net operating profit after taxes, is the metric used to measure overall financial performance. Awards to executives under the Company's Incentive Compensation Plan are based on the achievement of economic profit targets. In January 2000, the Company announced an incentive plan that will provide annual cash rewards to non-union employees upon achieving annual financial performance objectives based on economic profit.


In 1998, the Company implemented a stock-award plan for executive compensation in place of stock options. Under this plan, rights to receive stock, referred to as performance shares, have been issued to plan participants. An increasing portion of the performance shares awarded will be convertible to shares of common stock as the stock price reaches and maintains certain threshold levels. These threshold stock price levels represent predetermined compound five-year growth rates relative to the stock price at the time the performance shares are granted. Any performance shares not converted to common stock after five years will expire. This plan is intended to increase executive management's focus on improving shareholder value. In 1998, the Company adopted the expense recogni-tion provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which principally affects the account-ing for performance share awards, the ShareValue Trust plan, and stock options.

Segment Information
Note 24 to the consolidated financial statements

The Company is organized based on the products and services that it offers. Under this organizational structure, the Company operates in the following principal areas: Commercial Airplanes, Military Aircraft and Missiles, Space and Communications, and Customer and Commercial Financing. Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Military Aircraft and Missiles operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles. Space and Communications operations principally involve research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellite launching vehicles; rocket engines; and information and battle management systems. Although some Military Aircraft and Missiles and Space and Communications products are contracted in the commercial environment, the primary customer is the U.S. Government. The Customer and Commercial Financing/Other segment is primarily engaged in the financing of commercial and private aircraft, commercial equipment, and real estate.

The Commercial Airplanes segment is subject to both operational and external business-environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, and performance issues with key suppliers and subcontractors. New aircraft models such as the 717 program face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. Financing support may be provided by the Company to airlines, some of which are unable to obtain other financing. While the Company's principal operations are in the United States, Canada and Australia, some key suppliers and subcontractors are located in Europe and Japan. External business-environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business-environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, escalation trends inherent in pricing the Company's aircraft, and a competitive industry structure which results in market pressure to reduce product prices.

In addition to the foregoing risks associated with the Commercial Airplanes segment, the Military Aircraft and Missiles segment and the Space and Communications segment are subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on

U.S. Government contracts. The launch services market has some degree of uncertainty since global demand is driven in part by launch customers' access to the capital markets. Additionally, some of the Company's competitors for launch services receive direct or indirect government funding.

As of December 31, 1999, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 23% of employees (current agreements expiring May 2001, September 2002, and October 2002), the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 11% of employees (currently not under contract), the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 5% of employees (current agreements expiring April 2000, September 2002, and May 2003), and Southern California Professional Engineering Association (SCPEA) representing 2% of employees (current agreement expiring March 2001).

Sales and other operating revenue by geographic area consisted of the following:
(Dollars in millions)
Year ended December 31,	          1999	   1998	     1997
===========================================================
Asia, other than China          $10,776   $14,065   $11,437
China                             1,231     1,572     1,265
Europe                            9,678     8,646     7,237
Oceania                             942       844     1,078
Africa                              386       702       192
Western Hemisphere, other
 than the United States             461       701       228
-----------------------------------------------------------
                                 23,474    26,530    21,437
United States                    34,519    29,624    24,363
-----------------------------------------------------------
Total sales                     $57,993   $56,154   $45,800
===========================================================

Military Aircraft and Missiles segment and Space and Communications segment combined sales were approximately 17%, 16% and 19% of total sales in Europe for 1999, 1998 and 1997, respectively. Defense sales were approximately 17%, 19% and 19% of total sales in Asia, excluding China, for the same respective years. Exclusive of these amounts, Military Aircraft and Missiles segment and Space and Communications segment sales were principally to the U.S. Government. Sales to the U.S. Government represented 25%, 26% and 29% of consolidated sales for 1999, 1998 and 1997.

The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Less than 2% of operating assets are located outside of the United States.

Customer and Commercial Financing/Other segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment, and segment earnings additionally reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in
Note 10. No interest expense on debt is included in Customer and Commercial Financing/Other segment earnings.

For internal reporting purposes, the Company records Commercial Airplanes segment revenue for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing/Other segment. The revenue for these transfers is eliminated in the 'Accounting differences/eliminations' caption.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1. In 1999, the Company changed the internal measurement and segment reporting method for the Commercial Airplanes segment to record cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenue, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. Prior to 1999, the Commercial Airplanes segment cost of sales was determined based on the program method of accounting. The 1998 and 1997 segment results have been changed to conform to this method. The adjustment between the internal measurement method and the program accounting method of recording cost of sales is included in the 'Accounting differences/eliminations' caption of net earnings. This adjustment totaled $(304), $514 and $(248) for 1999, 1998 and 1997, respectively.

The 'Accounting differences/eliminations' caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions, whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the 'Accounting differences/eliminations' caption.

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

In 1998, the Information, Space and Defense Systems Group of the
Company was reorganized into two groups: the Military Aircraft and Missile Systems Group and the Space and Communications Group, which have been reporting as separate business segments since 1998.

It is not practicable to determine the Military Aircraft and Missiles and the Space and Communications breakout of the Information, Space and Defense Systems segment information for 1997 presented on pages 52-53.

                                                            Sales and other
                              Net earnings (loss)         operating revenues
(Dollars in millions)       ----------------------      -----------------------
Year ended December 31,     1999     1998     1997       1999     1998     1997
===============================================================================
Commercial Airplanes      $2,016   $ (266) $(1,589)   $38,409  $36,880  $27,479
Military Aircraft
 and Missiles              1,193    1,283              12,220   12,990
Space and Communications     415      248               6,831    6,889
                           -----    -----              ------   ------
Information, Space
 and Defense Systems       1,608    1,531    1,317     19,051   19,879   18,125
Customer and Commercial
 Financing/Other             492      367      381        837      730      746
Accounting
 differences/eliminations   (432)     372     (177)      (304)  (1,335)    (550)
Share-based plans           (209)    (153)      99
Other unallocated costs     (305)    (284)    (287)
-------------------------------------------------------------------------------
Earnings (loss)
 from operations           3,170    1,567     (256)
Other income,
 principally interest        585      283      428
Interest and debt expense   (431)    (453)    (513)
-------------------------------------------------------------------------------
Earnings (loss)
 before taxes              3,324    1,397     (341)
Income taxes (benefit)     1,015      277     (163)
-------------------------------------------------------------------------------
                          $2,309   $1,120  $  (178)   $57,993  $56,154  $45,800
===============================================================================

(Dollars in millions)                                      Depreciation and
                           Research and Development          Amortization
                           ------------------------     ----------------------
Year ended December 31,     1999     1998     1997      1999     1998     1997
==============================================================================
Commercial Airplanes      $  585   $1,021   $1,208    $  595   $  628   $  570
Military Aircraft
 and Missiles                264      304                201      208
Space and Communications     492      570                168      142
                             ---      ---                ---      ---
Information, Space
 and Defense Systems         756      874      716       369      350      365
Customer and Commercial
 Financing/Other                                         163      135       91
Unallocated                                              518      509      432
------------------------------------------------------------------------------
                          $1,341   $1,895   $1,924    $1,645   $1,622   $1,458
==============================================================================

                                    Assets                    Liabilities
                                at December 31              at December 31
                            ----------------------      ----------------------
                            1999     1998     1997      1999     1998     1997
==============================================================================
Commercial Airplanes     $ 8,075  $11,003  $11,000   $ 6,135  $ 6,907  $ 7,617
Military Aircraft
 and Missiles              3,206    3,560              1,080      743
Space and Communications   4,245    3,149              1,350    1,452
                           -----    -----              -----    -----
Information, Space
 and Defense Systems       7,451    6,709    6,597     2,430    2,195    2,379
Customer and Commercial
 Financing/Other           6,004    5,751    4,716       228      301      396
Unallocated               14,617   13,561   15,980    15,892   15,305   14,948
------------------------------------------------------------------------------
                         $36,147  $37,024  $38,293   $24,685  $24,708  $25,340
==============================================================================

                                                       Contractual backlog at
                          Capital expenditures, net    December 31 (unaudited)
                          -------------------------    -----------------------
Year ended December 31,     1999     1998     1997      1999     1998     1997
==============================================================================
Commercial Airplanes      $  307   $  754   $  531   $72,972 $ 86,057 $ 93,788
Military Aircraft
 and Missiles                215      213             15,691   17,007
Space and Communications     585      339             10,585    9,832
                             ---      ---             ------   ------
Information, Space
 and Defense Systems         800      552      463    26,276   26,839   27,852
Customer and Commercial
 Financing/Other               1        1        1
Unallocated                  128      358      396
------------------------------------------------------------------------------
                          $1,236   $1,665   $1,391   $99,248 $112,896 $121,640
==============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in millions except per share data)
Year ended December 31,                              1999       1998      1997
------------------------------------------------------------------------------
Sales and other operating revenues                $57,993    $56,154   $45,800
Cost of products and services                      51,320     50,492    42,001
------------------------------------------------------------------------------
                                                    6,673      5,662     3,799
Equity in income (loss) from joint ventures             4        (67)      (43)
General and administrative expense                  2,044      1,993     2,187
Research and development expense                    1,341      1,895     1,924
Gain on dispositions, net                              87         13
Share-based plans expense                             209        153       (99)
------------------------------------------------------------------------------
Operating earnings (loss)                           3,170      1,567      (256)
Other income, principally interest                    585        283       428
Interest and debt expense                            (431)      (453)     (513)
------------------------------------------------------------------------------
Earnings (loss) before income taxes                 3,324      1,397      (341)
Income taxes (benefit)                              1,015        277      (163)
------------------------------------------------------------------------------
Net earnings (loss)                               $ 2,309    $ 1,120   $  (178)
==============================================================================


Basic earnings (loss) per share                   $  2.52    $  1.16   $  (.18)
==============================================================================
Diluted earnings (loss) per share                 $  2.49    $  1.15   $  (.18)
==============================================================================
Cash dividends per share                          $   .56    $   .56   $   .56
==============================================================================

See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions except per share data)
December 31,                                                    1999      1998
------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $ 3,354   $ 2,183
Short-term investments                                           100       279
Accounts receivable                                            3,453     3,288
Current portion of customer and commercial financing             799       781
Deferred income taxes                                          1,467     1,495
Inventories, net of advances and progress billings             6,539     8,584
------------------------------------------------------------------------------
    Total current assets                                      15,712    16,610
Customer and commercial financing                              5,205     4,930
Property, plant and equipment, net                             8,245     8,589
Deferred income taxes                                                      411
Goodwill                                                       2,233     2,312
Prepaid pension expense                                        3,845     3,513
Other assets                                                     907       659
------------------------------------------------------------------------------
                                                             $36,147   $37,024
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                       $11,269   $11,085
Advances in excess of related costs                            1,215     1,251
Income taxes payable                                             420       569
Short-term debt and current portion of long-term debt            752       869
------------------------------------------------------------------------------
    Total current liabilities                                 13,656    13,774
Deferred income taxes                                            172
Accrued retiree health care                                    4,877     4,831
Long-term debt                                                 5,980     6,103
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,870,159 and 1,011,870,159             5,059     5,059
  Additional paid-in capital                                   1,684     1,147
  Treasury shares, at cost - 102,356,897 and 35,845,731       (4,161)   (1,321)
  Retained earnings                                           10,487     8,706
  Accumulated other comprehensive income                           6       (23)
  Unearned compensation                                          (12)      (17)
  ShareValue Trust shares - 38,696,289 and 38,166,601         (1,601)   (1,235)
------------------------------------------------------------------------------
    Total shareholders' equity                                11,462    12,316
------------------------------------------------------------------------------
                                                             $36,147   $37,024
==============================================================================

See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


(Dollars in millions)
Year ended December 31,                               1999      1998      1997
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings (loss)                              $ 2,309   $ 1,120   $  (178)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Share-based plans                                 209       153       (99)
     Depreciation                                    1,538     1,517     1,354
     Amortization of goodwill and intangibles          107       105       104
     Customer and commercial financing
      valuation provision                               72        61        64
     Gain on dispositions, net                         (87)      (13)
     Changes in assets and liabilities -
      Short-term investments                           179       450       154
      Accounts receivable                             (225)     (167)     (240)
      Inventories, net of advances and
       progress billings                             2,030       652       (96)
      Accounts payable and other liabilities           217      (840)    1,908
      Advances in excess of related costs              (36)     (324)     (139)
      Income taxes payable and deferred                462       145      (451)
      Other                                           (597)     (479)     (272)
      Accrued retiree health care                       46        35        (4)
------------------------------------------------------------------------------
        Net cash provided by operating activities    6,224     2,415     2,105
------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer and commercial financing - additions     (2,398)   (2,603)   (1,889)
  Customer and commercial financing - reductions     1,842     1,357     1,025
  Property, plant and equipment, net additions      (1,236)   (1,665)   (1,391)
  Proceeds from dispositions                           359        37
------------------------------------------------------------------------------
        Net cash used by investing activities       (1,433)   (2,874)   (2,255)
------------------------------------------------------------------------------
Cash flows - financing activities:
  New borrowings                                       437       811       232
  Debt repayments                                     (676)     (693)     (867)
  Common shares purchased                           (2,937)   (1,397)     (141)
  Common shares issued                                                     268
  Stock options exercised, other                        93        65       166
  Dividends paid                                      (537)     (564)     (557)
------------------------------------------------------------------------------
        Net cash used by financing activities       (3,620)   (1,778)     (899)
------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                                1,171    (2,237)   (1,049)
Cash and cash equivalents at beginning of year       2,183     4,420     5,469
------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 3,354   $ 2,183   $ 4,420
==============================================================================
See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-In  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Balance December 31, 1996         993,348   $4,967     $  920      30  $    (1)
Shares issued                       4,550       23        245
Shares issued for
 incentive stock plans              2,132       10
Treasury shares acquired                                        2,710     (141)
Treasury shares issued for
 incentive stock plans, net                               (20) (2,580)     133
Tax benefit related to
 incentive stock plans                                     41
Stock appreciation rights
 expired or surrendered                                     6
ShareValue Trust
 market value adjustment                                 (102)
Shares transferred
 from ShareValue Trust                                              5
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net loss
Cash dividends declared
------------------------------------------------------------------------------
Balance December 31, 1997       1,000,030   $5,000    $ 1,090     165  $    (9)
------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-In  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Shares issued for
 ShareValue Trust                  11,253       56        494
Shares issued for
 incentive stock plans                587        3
Share-based compensation                                  153
Treasury shares acquired                                       37,473   (1,397)
Treasury shares issued for
 incentive stock plans, net                               (43) (1,792)      85
Tax benefit related to
 incentive stock plans                                     18
Stock appreciation rights
 expired or surrendered                                     5
ShareValue Trust market
 value adjustment                                        (570)
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------------------
Balance December 31, 1998       1,011,870   $5,059    $ 1,147  35,846  $(1,321)
------------------------------------------------------------------------------
Share-based compensation                                  209
Tax benefit related to
 incentive stock plans                                      9
ShareValue Trust market
 value adjustment                                         366
Treasury shares acquired                                       68,923   (2,937)
Treasury shares issued for
 incentive stock plans, net                               (47) (2,412)      97
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $(14)
Currency translation adjustment
------------------------------------------------------------------------------
Balance December 31, 1999       1,011,870   $5,059    $ 1,684 102,357  $(4,161)
==============================================================================




See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Balance December 31, 1996          26,120  $(1,258)           $(22)
Shares issued
Shares issued for
 incentive stock plans
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust
 market value adjustment                       102
Shares transferred
 from ShareValue Trust                 (5)
Shares acquired from
 dividend reinvestment                270
Accrued distributable appreciation             (99)
New issuances - unearned compensation                          (29)
Amortization and forfeitures -
 unearned compensation                                          31
Net loss
Cash dividends declared
------------------------------------------------------------------
Balance December 31, 1997          26,385  $(1,255)           $(20)
------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Shares issued for
 ShareValue Trust                  11,253     (550)
Shares issued for
 incentive stock plans
Share-based compensation
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment                              570
Shares acquired from
 dividend reinvestment                529
Amortization and forfeitures -
 unearned compensation                                           3
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------
Balance December 31, 1998          38,167  $(1,235)           $(17)
------------------------------------------------------------------
Share-based compensation
Tax benefit related to
 incentive stock plans
ShareValue Trust market
 value adjustment                             (366)
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Shares acquired from
 dividend reinvestment                529
Amortization and forfeitures -
 unearned compensation                                           5
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $(14)
Currency translation adjustment
------------------------------------------------------------------
Balance December 31, 1999          38,696   $(1,601)          $(12)
==================================================================


See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Balance December 31, 1996            $  -     $8,896
Shares issued
Shares issued for
 incentive stock plans
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust
 market value adjustment
Shares transferred
 from ShareValue Trust
Shares acquired from
 dividend reinvestment
Accrued distributable appreciation
New issuances - unearned compensation
Amortization and forfeitures -
 unearned compensation
Net loss                                        (178)         $(178)
Cash dividends declared                         (571)
-------------------------------------------------------------------
Balance December 31, 1997            $  -     $8,147          $(178)
------------------------------------------------------=============

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Shares issued for
 ShareValue Trust
Shares issued for
 incentive stock plans
Share-based compensation
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Tax benefit related to
 incentive stock plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings                                   1,120        $1,120
Cash dividends declared                         (561)
Minimum pension liability
 adjustment, net of tax of $14        (23)                     (23)
------------------------------------------------------------------
Balance December 31, 1998            $(23)    $8,706        $1,097
------------------------------------------------------============
Share-based compensation
Tax benefit related to
 incentive stock plans
ShareValue Trust market
 value adjustment
Treasury shares acquired
Treasury shares issued for
 incentive stock plans, net
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings                                   2,309        $2,309
Cash dividends declared                         (528)
Minimum pension liability
 adjustment, net of tax of $(14)       22                       22
Currency translation adjustment         7                        7
------------------------------------------------------------------
Balance December 31, 1999            $  6    $10,487        $2,338
==================================================================



See notes to consolidated financial statements.

                 Notes to Consolidated Financial Statements
                Years ended December 31, 1999, 1998 and 1997
                 (Dollars in millions except per share data)

Note 1
Summary of Significant Accounting Policies
------------------------------------------
Principles of consolidation
The consolidated financial statements include the accounts of all majority-owned subsidiaries. Investments in joint ventures in which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, the Company's share of net earnings and losses from these ventures is included in the consolidated statements of operations. Intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current reporting, including the reclassification of the McDonnell Douglas products valuation adjustment, discussed in Note 7, from special charges to cost of products and services.

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

Sales and other operating revenues
Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of contractual billing milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Certain U.S. Government contracts contain profit incentives based upon performance relative to predetermined targets. Incentives based on cost performance are recorded currently, and other incentives and fee awards are recorded when the amounts can be reasonably estimated. Commercial aircraft sales are recorded as deliveries are made unless transfer of risk and rewards of ownership is not sufficient. Income associated with customer financing activities is included in sales and other operating revenues.

Contract and program accounting
In the Military Aircraft and Missiles segment and Space and Communications segment, operations principally consist of performing work under contract, predominantly for the U.S. Government and foreign governments. Cost of sales for fixed-price-type contracts is determined based on the estimated average total contract cost and revenue. Cost of sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 717, 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The initial program quantity for the 717 program has been established at 200 units.

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

Share-based plans
In 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distributions from the ShareValue Trust have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares is determined based on the market value of the Company's stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price and is amortized over the life of the award. Performance Shares were first issued in 1998. Prior to 1998, the Company recognized no expense for stock options, and ShareValue Trust expense was determined based on the change in the distributable market value of the trust. Share-based plans expenses for stock options, ShareValue Trust, Performance Shares and other share-based awards are offset by a credit to additional paid-in capital.

Interest expense
Interest and debt expense is presented net of amounts capitalized. Interest expense is subject to capitalization as a construction-period cost of property, plant and equipment, and of commercial program tooling.

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

Postretirement benefits
The Company's funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the pension plans are generally based on age at retirement, the employee's annual earnings indexed at the U.S. Treasury 30-year bond rate, and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

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

Property, plant and equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; and machinery and equipment, from 3 to 13 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years' digits. The Company periodically evaluates the appropriateness of remaining depreciable lives assigned to long-lived assets subject to management's plan for use and disposition.

Long-lived assets deemed available for sale are stated at the lower of cost or fair value less the cost to sell. Long-lived assets held for use are subject to an impairment adjustment down to fair value less the cost to sell if the carrying value is no longer recoverable based upon the sum of undiscounted future cash flows.

Goodwill
Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is being amortized by the straight-line method over 30 years. Recoverability of the unamortized goodwill balance is based upon assessment of related operational cash flows.

Note 2
Revenues and Costs Attributable to Customer and Commercial Financing
--------------------------------------------------------------------
The years ended 1999, 1998 and 1997 include sales and other operating revenues of $752, $646, and $670 and cost of products and services of $218, $241, and $295 attributable to customer and commercial financing. Customer and commercial financing primarily relates to the financing of commercial and private aircraft and commercial equipment. Revenues include interest on notes receivable and sales-type leases and lease income from operating leases. Costs of products and services includes depreciation on leased aircraft and equipment and valuation adjustments of customer and commercial financing assets.

Note 3
Gain on Dispositions, Net
-------------------------
Gains and losses resulting from the sale of businesses, along with gains and losses resulting from the disposition of real property, are reported on a net basis in the caption "Gain on dispositions, net" on the Consolidated Statements of Operations. For 1999, net gains of $118 were recorded for sales of businesses, and net losses of $31 were recorded for the disposition of real property. For 1998, net gains of $13 were recorded on the disposition of real property.

Note 4
Mergers and Acquisitions
------------------------
Merger with McDonnell Douglas Corporation
On August 1, 1997, McDonnell Douglas Corporation merged with the Company through a stock-for-stock exchange in which 1.3 shares of Company stock were issued for each share of McDonnell Douglas stock outstanding. The Company issued 277.3 million shares in connection with the merger. The merger is accounted for as a pooling of interests. Accordingly, except for adjustments to reflect conformed accounting policies, the historical results of operations of the two companies have been combined, and no acquisition revaluation or goodwill was recorded.

The merger was subject to approval by the United States Federal Trade Commission and the European Commission. Future requirements or obligations associated with having obtained these approvals are not expected to have a material impact on future operations or liquidity of the Company.

Proposed acquisition of Hughes space and communications business
On January 13, 2000, the Company announced an agreement to acquire the Hughes space and communications business and related operations for $3.75 billion. The transaction is subject to regulatory and government reviews and is expected to be finalized by the end of the second quarter of 2000. Hughes is a technological leader in space-based communications, reconnaissance, surveillance and imaging systems. It is also a leading manufacturer of commercial satellites. Under the definitive agreement, Boeing also will acquire Hughes Electron Dynamics, a supplier of electronic components for satellites, and Spectrolab, a provider of solar cells and panels for satellites.

Note 5
Equity in Income (Loss) from Joint Ventures
-------------------------------------------
Equity in income (loss) from joint ventures in the Consolidated Statements of Operations included recognized losses of $65, $127 and $102 for the years ended December 31, 1999, 1998 and 1997, respectively, representing the Company's share of losses from joint venture arrangements in the developmental stages accounted for under the equity method. The Company's principal joint venture arrangement in the developmental stages is a 40% partnership in Sea Launch, a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners. The Sea Launch program entered the production phase with its first revenue-producing launch in the fourth quarter of 1999.

Additionally, the Company recognized income of $69, $60, and $59 for the years ended December 31, 1999, 1998 and 1997, respectively, attributable to non-developmental joint venture arrangements. The Company's 50% partnership with Lockheed Martin in United Space Alliance is the principal non-developmental joint venture arrangement. United Space Alliance is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force.

As of December 31, 1999 and 1998, other assets included $164 and $117 attributable to investments in joint ventures.

Note 6
Earnings per Share
------------------
The weighted average number of shares outstanding (in millions) used to compute earnings per share for the years ended December 31, 1999, 1998 and 1997 were as follows:
                                                            1999    1998    1997
--------------------------------------------------------------------------------
Basic shares                                               917.1   966.9   970.1
Diluted shares                                             925.9   976.7   970.1
================================================================================

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

Note 7
McDonnell Douglas Products Valuation Adjustment
-----------------------------------------------
In the fourth quarter of 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial product lines and recorded provisions aggregating $1,400 relative to these decisions. These provisions were recorded against cost of products and services, of which $906 constituted an inventory writedown. The principal airplane programs impacted by this valuation adjustment are the MD-11 trijet, the MD-80, MD-90 and 717 twinjets, and the McDonnell Douglas light commercial helicopter programs. Under the original product strategy decision, the passenger version of the MD-11 was to be terminated in late 2000, the final MD-80 would be delivered in late 1999, and the final MD-90 would be delivered in early 2000. Under the plans ultimately implemented, final delivery of the MD-80 occurred in 1999, and scheduled final deliveries are in first quarter 2000 for the MD-90 and in first quarter 2001 for the MD-11.

The provisions attributable to the commercial airplane programs discussed above totaled $1,075, of which $806 related to inventory writedowns, $209 related to contractual supplier termination liabilities, and $60 related to employee severance liabilities. The provisions included an inventory writedown of $100 attributable to light commercial helicopter programs, which were sold in 1998. The sale resulted in no additional gain or loss.

The provisions also included a $55 increase in the valuation reserve of finance receivables and a $170 increase in liabilities attributable to off-balance-sheet financing commitments. This portion of the provisions resulted from changes in collateral value underlying the receivables and commitments, which deteriorated for the MD-80, MD-90 and MD-11 primarily because of the product terminations discussed above.

Contractual termination liabilities as of December 31, 1999 and 1998, were as follows:
                                                                  1999     1998
-------------------------------------------------------------------------------
Beginning balance                                                 $178     $209
Payments                                                           (24)      (6)
Changes in estimate                                                 (7)     (25)
-------------------------------------------------------------------------------
Ending balance                                                    $147     $178
===============================================================================


Employee severance liabilities as of December 31, 1999 and 1998, were as follows:

                                                                  1999     1998
-------------------------------------------------------------------------------
Beginning balance                                                 $ 39     $ 60
Payments                                                           (12)
Changes in estimate                                                 (7)     (21)
-------------------------------------------------------------------------------
Ending balance                                                    $ 20     $ 39
===============================================================================

Changes in supplier termination liability estimates result from continued negotiations with suppliers, which are expected to be completed in 2002. Changes in employee severance liabilities have resulted principally from increased employment requirements located in other segments of the Company in similar geographic areas.

Note 8
Accounts Receivable
-------------------
Accounts receivable at December 31 consisted of the following:

                                                                1999       1998
-------------------------------------------------------------------------------
U.S. Government contracts                                     $1,970     $2,058
Other                                                          1,483      1,230
-------------------------------------------------------------------------------
                                                              $3,453     $3,288
===============================================================================

Accounts receivable included the following as of December 31, 1999 and 1998, respectively: amounts not currently billable of $401 and $381 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($214 and $109 not expected to be collected within one year); $51 and $93 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($32 and $66 not expected to be collected within one year); and $46 and $48 of other receivables not expected to be collected within one year.

Note 9
Inventory
---------
Inventories at December 31 consisted of the following:

                                                                1999       1998
-------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts
 in progress                                                $ 19,537   $ 24,812
Commercial spare parts, general
 stock materials and other                                     2,042      2,162
-------------------------------------------------------------------------------
                                                              21,579     26,974
Less advances and
 progress billings                                           (15,040)   (18,625)
-------------------------------------------------------------------------------
                                                            $  6,539   $  8,349
===============================================================================

As of December 31, 1999, there were no significant excess deferred production costs (inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in
Note 1) or unamortized tooling costs not recoverable from existing firm orders for commercial programs other than the 777 and the Next-Generation 737 programs.

Inventory costs at December 31, 1999, included unamortized tooling of $1,444 and $590 relating to the 777 and Next-Generation 737 programs, respectively, and excess deferred production costs of $1,507 and $646 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 1998, included unamortized tooling of $2,022 and $760 relating to the 777 and Next-Generation 737 programs and excess deferred production costs of $1,654 and $329 relating to the 777 and Next-Generation 737 programs. Firm backlog for both the 777 and Next-Generation 737 programs is sufficient to recover all significant amounts of excess deferred production costs as of December 31, 1999; however, such deferred costs are recognized over the current program accounting quantity in effect at the date of reporting. Due to the charges recorded principally in 1997, there are no excess deferred production costs or unamortized tooling for the 717 program.

Interest capitalized as construction-period tooling costs amounted to $17, $20 and $33 in 1999, 1998 and 1997, respectively.

As of December 31, 1999 and 1998, inventory balances included $231 subject to claims or other uncertainties primarily relating to the A-12 program. See Note 23.

The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 24.

Note 10
Customer and Commercial Financing
---------------------------------
Customer and commercial financing at December 31 consisted of the following:

                                                                 1999      1998
-------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                             $  781    $  859
  Investment in sales-type/
   financing leases                                             1,497     1,325
  Operating lease equipment,
   at cost, less accumulated
   depreciation of $304 and $195                                2,357     2,201
Commercial equipment financing
  Notes receivable                                                730       534
  Investment in sales-type/
   financing leases                                               506       548
  Operating lease equipment,
   at cost, less accumulated
   depreciation of $92 and $129                                   408       510
-------------------------------------------------------------------------------
Less valuation allowance                                         (275)     (266)
-------------------------------------------------------------------------------
                                                               $6,004    $5,711
===============================================================================

Customer and commercial financing assets that are leased by the Company under capital leases and have been subleased to others totaled $502 and $333 as of December 31, 1999 and 1998. Commercial equipment financing under operating lease consists principally of real property, highway vehicles, machine tools and production equipment.

Scheduled payments on customer and commercial financing are as follows:
                                                      Sales-type/     Operating
                                      Principal   Financing Lease         Lease
                                    Payments on          Payments      Payments
Year                           Notes Receivable        Receivable    Receivable
-------------------------------------------------------------------------------
2000                                       $230              $587        $  294
2001                                        175               416           267
2002                                        108               212           249
2003                                        102               195           236
2004                                        152               175           216
Beyond 2004                                 744               797         2,045

The components of investment in sales-type/financing leases at December 31 were as follows:
                                                                1999       1998
-------------------------------------------------------------------------------
Minimum lease payments
 receivable                                                   $2,382     $2,362
Estimated residual value
 of leased assets                                                479        438
Unearned income                                                 (858)      (927)
-------------------------------------------------------------------------------
                                                              $2,003     $1,873
===============================================================================

The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $58 of customer financing receivables as of December 31, 1999. These swaps have a receive rate that is floating and a pay rate that is fixed. Interest rate swaps on financing receivables are settled on the same dates interest is due on the underlying receivables.

Interest rates on fixed-rate notes ranged from 6.41% to 15.00%, and effective interest rates on variable-rate notes ranged from 0.15% to 5.50% above the London Interbank Offered Rate (LIBOR).

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

Note 11
Property, Plant and Equipment
-----------------------------
Property, plant and equipment at December 31 consisted of the following:

                                                                  1999     1998
-------------------------------------------------------------------------------
Land                                                          $    430 $    499
Buildings                                                        8,148    8,244
Machinery and equipment                                         10,411   10,521
Construction in progress                                         1,130      977
-------------------------------------------------------------------------------
                                                              $ 20,119 $ 20,241
Less accumulated depreciation                                  (11,874) (11,652)
-------------------------------------------------------------------------------
                                                              $  8,245 $  8,589
===============================================================================

Balances are net of impairment asset valuation reserve adjustments for real property available for sale of $76 and $64 for December 31, 1999 and 1998.

Depreciation expense was $1,330, $1,386 and $1,266 for 1999, 1998 and 1997,
respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $64, $45 and $28 in 1999, 1998 and 1997, respectively.

Rental expense for leased properties was $320, $349 and $308 for 1999, 1998 and 1997, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $704 at December 31, 1999. Payments, net of sublease amounts, due during the next five years are as follows:

                    2000    2001    2002    2003    2004
                    ------------------------------------
                    $167    $120     $92     $77     $67
                    ====================================

Note 12
Goodwill
--------
Goodwill at December 31 consisted of the following:
                                                                  1999     1998
-------------------------------------------------------------------------------
Goodwill                                                        $2,490   $2,486
Less cumulative amortization                                      (257)    (174)
-------------------------------------------------------------------------------
                                                                $2,233   $2,312
===============================================================================

Note 13
Income Taxes
------------
The provision for taxes on income consisted of the following:

Year ended December 31,                                    1999    1998    1997
-------------------------------------------------------------------------------
U.S. Federal
  Taxes paid or
   currently payable                                     $  368   $ 370   $ 103
  Change in deferred taxes                                  561    (124)   (253)
-------------------------------------------------------------------------------
                                                            929     246    (150)
State
  Taxes paid or
   currently payable                                         36      33       9
  Change in deferred taxes                                   50      (2)    (22)
-------------------------------------------------------------------------------
                                                             86      31     (13)
-------------------------------------------------------------------------------
Income tax
 provision (benefit)                                     $1,015   $ 277   $(163)
===============================================================================

The following is a reconciliation of the income tax provision (benefit) computed by applying the U.S. federal statutory rate of 35 percent to the recorded income tax provision:
                                                           1999    1998    1997
-------------------------------------------------------------------------------
U.S. federal statutory tax                               $1,163   $ 489   $(119)
Foreign Sales Corporation tax benefit                      (230)   (130)    (79)
Research benefit                                            (24)    (70)     (8)
Prior years' research benefit settlement                            (57)
Prior years' tax adjustment                                          (8)    (23)
Nondeductibility of goodwill and merger costs                31      31      71
State income tax provision,
 net of effect on U.S. federal tax                           86      31      (9)
Other provision adjustments                                 (11)     (9)      4
-------------------------------------------------------------------------------
Income tax provision (benefit)                           $1,015   $ 277   $(163)
===============================================================================

The deferred tax assets, net of deferred tax liabilities, resulted from temporary tax differences associated with the following:

Year ended December 31,                              1999       1998       1997
-------------------------------------------------------------------------------
Inventory and long-term
 contract methods
 of income recognition                            $   634    $   800    $ 1,186
Pension benefit accruals                           (1,215)    (1,179)    (1,152)
Retiree health care accruals                        1,821      1,771      1,806
Other employee
 benefits accruals                                    565        415        318
Customer and
 commercial financing                                (510)        99       (378)
-------------------------------------------------------------------------------
Net deferred tax assets                           $ 1,295    $ 1,906    $ 1,780
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

In the second quarter of 1999, the IRS and the Company reached a partial agreement on an IRS examination of the years 1988 through 1991. As a result of the partial agreement between the Company and the IRS for these years, refunds and payments of tax and interest were due to or payable by the Company. Second quarter 1999 net earnings included net interest income of $289 associated with this partial agreement.

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

The Company believes adequate provision has been made for all open years. Income tax payments, net of tax refunds, were $575, $85 and $219 in 1999, 1998 and 1997, respectively.

Note 14
Accounts Payable and Other Liabilities
--------------------------------------
Accounts payable and other liabilities at December 31 consisted of the following:

                                                                 1999      1998
-------------------------------------------------------------------------------
Accounts payable                                              $ 4,909   $ 5,263
Accrued compensation and
 employee benefit costs                                         2,421     2,326
Lease and other deposits                                          647       539
Other                                                           3,292     2,840
-------------------------------------------------------------------------------
                                                              $11,269   $10,968
===============================================================================

Note 15
Debt
----
Debt at December 31 consisted of the following:
                                                                 1999      1998
-------------------------------------------------------------------------------
Unsecured debentures and notes:
 8 7/8% due Sep. 15, 1999                                      $    -    $  304
 8.25% due Jul. 1, 2000                                           200       200
 8 3/8% due Feb. 15, 2001                                         177       180
 7.565% due Mar. 30, 2002                                          52        54
 9.25% due Apr. 1, 2002                                           120       120
 6 3/4% due Sep. 15, 2002                                         298       298
 6.35% due Jun. 15, 2003                                          300       299
 7 7/8% due Feb. 15, 2005                                         207       208
 6 5/8% due Jun. 1, 2005                                          293       292
 6.875% due Nov. 1, 2006                                          248       248
 8 1/10% due Nov. 15, 2006                                        175       175
 9.75% due Apr. 1, 2012                                           348       348
 8 3/4% due Aug. 15, 2021                                         398       398
 7.95% due Aug. 15, 2024                                          300       300
 7 1/4% due Jun. 15, 2025                                         247       247
 8 3/4% due Sep. 15, 2031                                         248       248
 8 5/8% due Nov. 15, 2031                                         173       173
 6 5/8% due Feb. 15, 2038                                         300       300
 7.50% due Aug. 15, 2042                                          100       100
 7 7/8% due Apr. 15, 2043                                         173       173
 6 7/8% due Oct. 15, 2043                                         125       125
Senior debt securities
 6.0% - 9.4%, due through 2011                                     30        55
Senior medium-term notes,
 5.6% - 10.0%, due through 2017                                 1,426     1,320
Subordinated medium-term notes,
 5.5% - 8.3%, due through 2004                                     45        55
Capital lease obligations,
 due through 2008                                                 386       433
Other notes                                                       363       319
-------------------------------------------------------------------------------
                                                               $6,732    $6,972
===============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. Maturities of long-term debt for the next five years are as follows:

                    2000    2001    2002    2003    2004
                    ------------------------------------
                    $480    $490    $690    $535    $197
                    ====================================

The Company has $2,640 currently available under credit line agreements, which includes $240 available but unused under a credit line agreement between Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, and a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Additionally, BCC has filed shelf registrations with the Securities and Exchange Commission totaling $1,200, on which $1,008 has been drawn. BCC has additionally filed a Form S-3 Registra-tion Statement for a public shelf registration of $2,500 in debt securities.

At December 31, 1999, and 1998, borrowings under commercial paper and uncommitted short-term bank facilities totaling $228 and $172 were supported by available unused commitments under the revolving credit agreement. Total consolidated debt attributable to BCC amounted to $2,058 and $1,971 as of December 31, 1999 and 1998.

The $100 notes due August 15, 2042, with a stated rate of 7.50% were issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%. The swap arrangement results in semi-annual interest rate payments at LIBOR, and is scheduled to settle when the underlying note matures. Additionally, BCC has interest rate swaps totaling $323 relating to capital lease obligations and $80 relating to medium-term notes. The swaps attributable to capital lease obligations have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. Of the swaps attributable to medium-term notes, $50 have a receive rate that is fixed, and a pay rate that is floating based on LIBOR; and $30 have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. Interest rate swaps on these capital lease obligations and medium-term notes are settled on the same dates interest is due on the underlying obligations.

BCC has available approximately $70 in uncommitted, short-term bank credit facilities whereby the Company may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as the Company and the banks may mutually agree. At December 31, 1999 and 1998, borrowings on these credit facilities totaled $90 and $50. The weighted average interest rate on short-term borrowings at December 31, 1999, was 5.3%.

Total debt interest, including amounts capitalized, was $517, $520 and $573 for the years ended December 31, 1999, 1998 and 1997, and interest payments were $517, $514 and $588, respectively.

Note 16
Postretirement Plans
--------------------
The following table reconciles the funded status of both pensions and other postretirement benefits (OPB), principally retiree health care, to the balance on the Consolidated Statements of Financial Position. Plan assets consist primarily of equities, fixed income obligations and cash equivalents. The pension benefit obligations and plan assets shown in the table are valued as of September 30.

                                                                 Other
                                           Pensions     Postretirement Benefits
                                        --------------  -----------------------
                                        1999      1998           1999      1998
-------------------------------------------------------------------------------
Benefit obligation
  Beginning balance                  $28,887   $25,845        $ 4,418   $ 4,008
   Service cost                          651       573            111        81
   Interest cost                       1,879     1,793            302       271
   Plan participants'
    contributions                          2         1
   Amendments                             52       489
   Actuarial loss (gain)              (2,115)    1,862          1,036       330
   Benefits paid                      (1,735)   (1,676)          (298)     (272)
-------------------------------------------------------------------------------
  Ending balance                     $27,621   $28,887        $ 5,569   $ 4,418
===============================================================================
Plan assets - fair value
  Beginning balance                  $32,609   $33,119
   Actual return on plan assets        6,099     1,146
   Company contribution                   22        18
   Plan participants'
    contributions                          2         1
   Benefits paid                      (1,716)   (1,659)
   Exchange rate adjustment               10       (16)
-------------------------------------------------------------------------------
  Ending balance                     $37,026   $32,609
===============================================================================
Reconciliation of funded status
 to net amounts recognized
  Funded status - plan assets
   in excess of (less than)
   projected benefit obligation      $ 9,405   $ 3,722        $(5,569)  $(4,418)
  Unrecognized net
   actuarial loss (gain)              (7,230)   (1,699)         1,063       (21)
  Unrecognized prior service costs     1,418     1,491           (371)     (392)
  Unrecognized net transition asset     (135)     (241)
-------------------------------------------------------------------------------
Net amount recognized                $ 3,458   $ 3,273        $(4,877)  $(4,831)
===============================================================================
Amount recognized in statement
 of financial position
  Prepaid benefit cost               $ 3,845   $ 3,513
  Intangible asset                        64       105
  Accumulated other
   comprehensive income                    1        37
  Accrued benefit liability             (452)     (382)       $(4,877)  $(4,831)
-------------------------------------------------------------------------------
Net amount recognized                $ 3,458   $ 3,273        $(4,877)  $(4,831)
===============================================================================

Components of net periodic benefit costs and other supplemental information were as follows:

Year ended December 31,                            1999        1998        1997
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - Pensions
Service cost                                    $   651     $   573     $   506
Interest cost                                     1,879       1,793       1,727
Expected return on plan assets                   (2,689)     (2,507)     (2,163)
Amortization of transition asset                   (106)        (86)        (86)
Amortization of prior service cost                  139         101         101
Recognized net actuarial loss (gain)                  1           5         (20)
-------------------------------------------------------------------------------
Net periodic benefit cost (income)              $  (125)    $  (121)    $    65
===============================================================================

Year ended December 31,                            1999        1998        1997
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - OPB
Service cost                                    $   111     $    81     $    86
Interest cost                                       302         271         274
Expected return on plan assets                       (2)
Amortization of prior service cost                  (47)        (45)        (45)
Recognized net actuarial loss (gain)                 10         (16)        (22)
-------------------------------------------------------------------------------
Net periodic benefit cost                       $   374     $   291     $   293
===============================================================================

Weighted average assumptions
as of December 31,                                 1999        1998        1997
-------------------------------------------------------------------------------
Discount rate:
 pensions and OPB                                 7.50%       6.50%       7.00%
Expected return on plan assets                    9.00%       8.75%       8.33%
Rate of compensation increase                     5.50%       4.50%       5.00%

Effect of 1% change in
assumed health care costs                          1999        1998        1997
-------------------------------------------------------------------------------
Effect on total of service
 and interest cost
   1% increase                                    $  51       $  44       $  43
   1% decrease                                      (44)        (39)        (38)
Effect on postretirement
 benefit obligation
   1% increase                                      530         452         410
   1% decrease                                     (474)       (406)       (368)

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

Effective January 1, 1999, two new pension plans were created for the salaried, non-union employees of pre-merger Boeing and McDonnell Douglas. Assets and liabilities associated with benefits earned through 1998 were transferred to the new plans, which provide substantially the same benefit levels as the prior plans. Effective, July 1, 1999, assets and liabilities associated with benefits earned by substantially all salaried, non-union employees covered under the Boeing North American Retirement Plan were transferred to the new pension plan created for the pre-merger Boeing employees.

The Company has certain unfunded and partially funded plans with a projected benefit obligation of $432 and $688; plan assets of $43 and $243; and unrecognized prior services costs and actuarial losses of $124 and $240 as of December 31, 1999 and 1998. The net provision for these plans was $63 and $52 for 1999 and 1998.

The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. The provision for these defined contribution plans in 1999, 1998, and 1997 was $409, $417, and $361, respectively.

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

Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 10% annual rate for 1999, decreasing to a 5.5% annual growth rate by 2010. In 1998, benefit costs for retiree health care were calculated based on an annual cost growth rate of 6.9%, decreasing to a 4.5% annual growth rate by 2010.

Note 17
Shareholders' Equity
--------------------
In August 1998, the Board of Directors approved a resolution authorizing management to repurchase up to 15% of the Company's issued and outstanding stock as of June 30, 1998 (excluding shares held by the ShareValue Trust), which would amount to 145,899,000 shares. As of December 31, 1999, 104,118,000 shares had been repurchased pursuant to this resolution.

Twenty million shares of authorized preferred stock remain unissued.

Note 18
Share-Based Plans
-----------------
The share-based plans expense caption on the Consolidated Statements of Operations represents the total expense recognized for all company plans that are payable only in stock. These plans are described below.

In 1998, the Company adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Had the Company adopted the expense recognition provision of SFAS No. 123 in 1997, net loss would have been $332 and loss per share, both basic and diluted, would have been $.18.

Performance Shares
Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 184.2%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Shares awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, in its discretion, allow vesting of up to 100% of the target Performance Shares if the Company's total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

The following table summarizes information about Performance Shares outstanding at December 31, 1999 and 1998 (shares in thousands).
                                                                 Performance
                                                             Shares Outstanding
Grant Date                                 Issue Price          1999       1998
-------------------------------------------------------------------------------
2/23/98                                      $50 11/16         3,459      3,586
12/14/98                                      33 9/16             46         46
2/22/99                                       36 1/4           4,569          -

The Company recognized share-based expense of $77 and $38 for 1999 and 1998 attributable to Performance Shares.

Other stock awards
The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,629,945, 1,161,652 and 301,631 as of December 31, 1999, 1998 and 1997, respectively.

ShareValue Trust
The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees, in the form of stock, appreciation in value above a 3% per annum threshold rate of return. As of December 31, 1999, the Trust held 38,696,289 shares of the Company's common stock, split equally between two funds, "fund 1" and "fund 2." If on June 30, 2000, the market value of fund 1 exceeds $943 (the threshold representing a 3% per annum rate of return), the amount in excess of the threshold will be distributed to employees. The June 30, 2000, market value of fund 1 after distribution (if any) will be the basis for determining any potential distribution on June 30, 2004. Similarly, if on June 30, 2002, the market value of fund 2 exceeds $949, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to the Company.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.

The Company recognized a share-based expense of $72, $72 and $(99) for the years 1999, 1998 and 1997, respectively, attributable to the ShareValue Program. The 1998 and 1999 ShareValue Trust expense was calculated under the provisions of SFAS No. 123.

Stock Options
The Company's 1997 Incentive Stock Plan permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries and contract employees. Under the terms of the plan, 30,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 plan will terminate on April 30, 2007. As of December 31, 1999, no SARs have been granted under the 1997 Plan.

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

In 1994, McDonnell Douglas shareholders approved the 1994 Performance Equity Incentive Plan. Restricted stock issued under this plan prior to 1997 vested upon the merger between McDonnell Douglas and The Boeing Company. As of December 31, 1999, a total of 594,000 shares had been granted, and of those, 244,205 remain restricted. Substantially all compensation relating to these restricted shares is being amortized to expense over a period of six years. Unearned compensation is reflected as a component of shareholders' equity.

Information concerning stock options issued to directors, officers and other employees is presented in the following table.

                              1999               1998               1997
                        -------------------------------------------------------
                                 Weighted           Weighted           Weighted
                                  Average            Average            Average
                                 Exercise           Exercise           Exercise
(Shares in thousands)   Shares      Price   Shares     Price   Shares     Price
-------------------------------------------------------------------------------
Number of shares
 under option:
  Outstanding at
   beginning of year    28,653     $36.03   27,705    $32.36   26,525    $25.47
  Granted                3,462      43.40    3,772     52.72    6,320     53.16
  Exercised             (2,345)     22.03   (2,493)    20.77   (4,502)    21.77
  Canceled or expired     (515)     39.33     (255)    46.35     (223)    47.84
  Exercised as SARs        (27)     19.70      (76)    19.27     (415)    15.21
                        ------              ------             ------
  Outstanding at
   end of year          29,228      38.02   28,653     36.03   27,705     32.36
===============================================================================
  Exercisable at
   end of year          19,749     $34.58   15,577    $29.57   12,277    $24.09
===============================================================================

As of December 31, 1999, 13,174,962 shares were available for grant under the 1997 Incentive Stock Plan, and 3,603,564 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands).

                                                Options Outstanding
                                   -------------------------------------------
                                                      Weighted
                                                       Average        Weighted
                                                     Remaining         Average
Range of                                           Contractual        Exercise
Exercise Prices                    Shares          Life (years)          Price
------------------------------------------------------------------------------
$10 to $19                          3,510                  3.7          $16.27
$20 to $29                          6,843                  4.1          $23.32
$30 to $39                          1,704                  6.2          $38.45
$40 to $49                          7,913                  7.8          $42.33
$50 to $59                          9,258                  7.7          $53.36
------------------------------------------------------------------------------
                                   29,228
==============================================================================

                                                         Options Exercisable
                                                        ----------------------
                                                                      Weighted
                                                                       Average
Range of                                                              Exercise
Exercise Prices                                         Shares           Price
------------------------------------------------------------------------------
$10 to $19                                               3,275          $16.42
$20 to $29                                               6,050          $23.33
$30 to $39                                               1,661          $38.52
$40 to $49                                               3,532          $41.13
$50 to $59                                               5,231          $53.30
------------------------------------------------------------------------------
                                                        19,749
==============================================================================

The Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 1999, 1998 and 1997 to be $17.67, $19.99 and $20.67, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions.

                                                              Expected
                             Grant                  ---------------------------
                              Date                  Option Term      Volatility
-------------------------------------------------------------------------------
1999                       6/28/99                      9 years             22%
-------------------------------------------------------------------------------
1998                       4/13/98                      9 years             20%
-------------------------------------------------------------------------------
1997                       1/13/97                      9 years             19%
                           2/24/97                      9 years             19%
===============================================================================

                             Grant                     Expected       Risk-Free
                              Date               Dividend Yield   Interest Rate
-------------------------------------------------------------------------------
1999                       6/28/99                         1.1%            6.3%
-------------------------------------------------------------------------------
1998                       4/13/98                         1.1%            5.9%
-------------------------------------------------------------------------------
1997                       1/13/97                         1.1%            6.6%
                           2/24/97                         1.1%            6.6%
===============================================================================

The Company recognized share-based expense of $35 and $31 in 1999 and 1998 attributable to stock options, with an offset to additional paid-in capital, and recognized no expense in 1997.

Note 19
Derivative Financial Instruments
--------------------------------
The derivative financial instruments held by the Company at December 31, 1999, consisted of simple and specifically tailored interest rate swaps and foreign currency forward contracts. The Company does not trade in derivatives for speculative purposes.

The interest rate swaps, which are associated with certain customer financing receivables and long-term debt, are designed to achieve a desired balance of fixed and variable rate positions. These swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 10, Note 15 and Note 22.)

Foreign currency forward contracts are entered into to hedge specific receipt and expenditure commitments made in foreign currencies. As of December 31, 1999, the notional amount of foreign currency forward contracts through 2003 denominated in foreign currencies was $521, with unrealized losses, net of unrealized gains, of $5.

The Company has not completed the process of evaluating the impact that will result from adopting Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company therefore has not yet identified the impact that adopting SFAS No. 133 will have on its financial position and results of operations. SFAS No. 133 is required to be adopted in 2001.

The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of derivative financial instruments.

Note 20
Financial Instruments with Off-Balance-Sheet Risk
-------------------------------------------------
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, and participation in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2004 totaled $5,015 and $6,239 as of December 31, 1999 and 1998. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $212 and $163 as of December 31, 1999 and 1998.

Participations in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables totaled $58 and $62 as of December 31, 1999 and 1998.

The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral and net of provisions established, totaled $1,053 ($603 associated with commercial aircraft and collateralized) and $1,309 ($730 associated with commercial aircraft and collateralized) as of December 31, 1999 and 1998.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral and net of provisions established, totaled $353 and $444 as of December 31, 1999 and 1998. These asset value guarantees relate to commercial aircraft and are collateralized.

As of December 31, 1999 and 1998, accounts payable and other liabilities included $561 and $463 attributable to risks associated with off-balance-sheet financing commitments.

Note 21
Significant Group Concentrations of Credit Risk
-----------------------------------------------
Financial instruments involving potential credit risk are predominantly with commercial airline customers and the U.S. Government. As of December 31, 1999, off-balance-sheet financial instruments described in Note 20 predominantly related to commercial aircraft customers. Of the $9,457 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position, $6,581 related to commercial aircraft customers and $1,970 related to the U.S. Government. Other than Trans World Airlines (TWA), discussed below, no single commercial airline customer was associated with a significant portion of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

Of the $6,581 of commercial accounts receivable and aircraft customer financing, $3,952 is related to customers that the Company believes have less than investment-grade credit. Similarly, of the $4,831 of irrevocable financing commitments related to aircraft on order including options, $3,063 is related to customers that the Company believes have less than investment-grade credit.

As of December 31, 1999, the Company had customer financing in place totaling $1,125 and commitments to arrange for future financing totaling $1,327 with TWA. TWA continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, which restructured its indebtedness and leasehold obligations to its creditors. In addition, TWA continues to face financial and operational challenges. Further deterioration of TWA's financial condition could adversely affect the performance of customer financing extended to TWA; however, based on the Company's assessment of the underlying collateral position held by the Company, possible future non-performance of financing currently extended to TWA would not have a material adverse impact on the Company's liquidity or results of operations.

Note 22
Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------
As of December 31, 1999 and 1998, the carrying amount of accounts receivable was $3,453 and $3,288, and the fair value of accounts receivable was estimated to be $3,385 and $3,239. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 1999 and 1998, the carrying amount of debt, net of capital leases, was $6,346 and $6,539, and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $6,393 and $7,198. The Company's debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 1999.

Note 23
Contingencies
-------------
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations since the 1980s.

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on conservative estimates of investigation, cleanup and monitoring costs to be incurred.
The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 1999, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 1999, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on such litigation and possible further appeals, or negotiations with the Government. In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 1999, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then-executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of

Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. (July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.) The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. By orders dated September 15, 1999, and February 3, 2000, plaintiffs were granted leave to amend their complaint to broaden their action (1) to encompass claims of the original proposed class members for Boeing securities purchases made between April 7, 1997 and July
20, 1997; (2) to include certain alleged misstatements purportedly made by the Company going back to April 7, 1997; and (3) to add allegations that the Company's 10-Q reports for the first and second quarters of 1997 were false and misleading. The plaintiffs seek compensatory damages and treble damages. The court has not yet ruled on class certification. The action is currently set for trial on October 2, 2000. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation
(MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charges one employee with participation in the alleged conspiracy. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries; most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions may be granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

Note 24
Segment Information
-------------------
Segment information may be found on pages 49-53.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    QUARTERLY FINANCIAL DATA (UNAUDITED)



(Dollars in millions except per share data)

                                 1999                           1998
                    -----------------------------------------------------------
Quarter             4th     3rd     2nd     1st     4th     3rd     2nd     1st
===============================================================================
Sales and other
 operating
 revenues       $15,200	$13,279 $15,122 $14,392	$17,099 $12,721 $13,389 $12,945

Earnings from
 operations         970	    668     793     739	    602     430     416     119

Net earnings        662	    477     701     469	    465     347     258      50

Basic earnings
 per share          .75     .52     .75     .50     .49     .36     .26     .05

Diluted earnings
 per share          .74	    .52     .75     .50	    .48     .36     .26     .05
-------------------------------------------------------------------------------

Cash dividends
 per share          .14     .14     .14     .14     .14     .14     .14     .14
-------------------------------------------------------------------------------

Market price:
   High           46.44   48.50   45.88   37.69   44.00   50.13   56.25   54.75
   Low            37.06   41.06   33.50   32.56   29.50   30.38   42.13   42.81
   Quarter end    41.44   42.63   44.00   34.00   32.63   34.31   44.56   52.13
===============================================================================

                        Independent Auditors' Report

Board of Directors and Shareholders, The Boeing Company:
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 18 to the financial statements, The Boeing Company changed its method of expense recognition for share-based incentive plans in 1998.


                          /s/ Deloitte & Touche LLP
                          -------------------------
                            Deloitte & Touche LLP
                             Seattle, Washington
                              January 28, 2000

                     THE BOEING COMPANY AND SUBSIDIARIES

                              FIVE-YEAR SUMMARY

(Dollars in millions except per share data)

                                       1999     1998     1997     1996     1995
===============================================================================
Operations
Sales and other operating revenues
  Commercial Airplanes (a)          $38,409  $36,880  $27,479  $19,916  $17,511
  Military Aircraft and Missiles     12,220   12,990
  Space and Communications            6,831    6,889
                                    -------  -------
  Information, Space and Defense
   Systems                           19,051   19,879   18,125   14,934   14,849
  Customer and commercial
   financing/other                      837      730      746      603      600
  Accounting differences/
   eliminations (a)                    (304)  (1,335)    (550)
-------------------------------------------------------------------------------
    Total                           $57,993  $56,154  $45,800  $35,453  $32,960
-------------------------------------------------------------------------------
Net earnings (loss)                 $ 2,309  $ 1,120  $  (178) $ 1,818  $   (36)
  Basic earnings
   (loss) per share                    2.52     1.16     (.18)    1.88     (.04)
  Diluted earnings
   (loss) per share                    2.49     1.15     (.18)    1.85     (.04)
--------------------------------------------------------------------------------
Cash dividends paid                 $   537  $   564  $   557  $   480  $   434
 Per share                              .56      .56      .56      .55      .50
--------------------------------------------------------------------------------
Other income, principally interest      585      283      428      388      280
--------------------------------------------------------------------------------
Research and development expense      1,341    1,895    1,924    1,633    1,674
General and administrative expense    2,044    1,993    2,187    1,819    1,794
--------------------------------------------------------------------------------
Additions to plant and
 equipment, net                       1,236    1,665    1,391      971      747
Depreciation of plant and equipment   1,330    1,386    1,266    1,132    1,172
--------------------------------------------------------------------------------
Employee salaries and wages          11,019   12,074   11,287    9,225    8,688
Year-end workforce                  197,000  231,000  238,000  211,000  169,000
================================================================================
Financial position at December 31
Total assets                       $ 36,147 $ 37,024 $ 38,293 $ 37,880 $ 31,877
Working capital                       2,056    2,836    5,111    7,783    7,490
Net plant and equipment               8,245    8,589    8,391    8,266    7,927
--------------------------------------------------------------------------------
Cash and short-term investments       3,454    2,462    5,149    6,352    4,527
Total debt                            6,732    6,972    6,854    7,489    5,401
Customer and commercial
 financing assets                     6,004    5,711    4,600    3,888    4,212
--------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

(Dollars in millions except per share data)

                                       1999     1998     1997     1996     1995
===============================================================================
Shareholders' equity                 11,462   12,316   12,953   13,502   12,527
 Per share                            13.16    13.13    13.31    13.96    12.80
Common shares outstanding
 (in millions) (b)                    870.8    937.9    973.5    967.2    978.6
================================================================================
Contractual backlog
Commercial Airplanes               $ 72,972 $ 86,057 $ 93,788 $ 86,151 $ 73,715
Military Aircraft and Missiles       15,691   17,007
Space and Communications             10,585    9,832
                                   -------- --------
Information, Space and Defense
 Systems                             26,276   26,839   27,852   28,022  21,773
--------------------------------------------------------------------------------
Total                              $ 99,248 $112,896 $121,640 $114,173 $ 95,488
================================================================================

Cash dividends have been paid on common stock every year since 1942.

(a) For Commercial Airplanes segment sales and other operating revenues, years 1996 and 1995 are reported in accordance with GAAP; years 1999, 1998 and 1997 are reported in accordance with segment reporting, as discussed in
    Note 24.

(b) Computation excludes outstanding shares held by the ShareValue Trust.

    Market for Registrant's Common Equity and Related Stockholder Matters THE BOEING COMPANY GENERAL OFFICES
The Boeing Company
7755 East Marginal Way South
Seattle, WA 98108
(206) 655-2121

TRANSFER AGENT, REGISTRAR AND DIVIDEND PAYING AGENT
The transfer agent is responsible for shareholder records, issuance of stock certificates, distribution of dividends and IRS Form 1099. Requests concerning these or other related shareholder matters are most efficiently answered by contacting EquiServe.
EquiServe, L.P.
P.O. Box 8040
Boston, MA 02266-8040
(888) 777-0923 (toll-free for domestic U.S. callers)
(781) 575-3400 (non-U.S. callers may call collect)

Boeing shareholders can also obtain answers to frequently asked questions
(FAQ), such as transfer instructions, direct deposit, optional cash payments, and terms of the Dividend Reinvestment and Stock Purchase Plan through EquiServe's home page on the World Wide Web at http://www.equiserve.com.

Registered shareholders also have secure Internet access to their accounts through EquiServe's home page (see above website address). They can check account information, view share balances, initiate certain transactions and download a variety of forms related to stock transactions. Initial passwords were sent to registered shareholders with their March 2000 dividends. If you are a registered shareholder and want Internet access but did not receive a password, or have lost your password, please call one of the EquiServe phone numbers shown above.

ANNUAL MEETING
The annual meeting of Boeing shareholders is scheduled to be held on Monday, May 1, 2000. Details of the meeting are provided in the proxy statement. Formal notice of the meeting, proxy statement, form of proxy and annual report were mailed to shareholders beginning March 17, 2000.

ELECTRONIC PROXY RECEIPT AND VOTING
Shareholders now have the option of voting their proxies by Internet or tele-phone, instead of returning their proxy cards through the mail. Instructions are in the proxy statement and attached to the proxy card for the annual meeting.

Registered shareholders can go to http://econsent.com/ba to sign up to receive their annual report and proxy statement in an electronic format in the future. Beneficial owners may contact the brokers or banks that hold their stock to find out whether electronic receipt is available. If you choose electronic receipt, you will not receive the paper form of the annual report and proxy statement. Instead, you will receive notice by e-mail when the materials are available on the Internet.

WRITTEN INQUIRIES MAY BE SENT TO:
Shareholder Services            Investor Relations
The Boeing Company              The Boeing Company
Mail Code 13-08                 Mail Code 10-16
P.O. Box 3707                   P.O. Box 3707
Seattle, WA 98124-2207          Seattle, WA 98124-2207

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information and quarterly earnings data are available toll-free from Boeing Shareholder Services at (800) 457-7723. You may also speak to a Boeing Shareholder Services representative at (206) 655-1990 between 8:00 a.m. and 4:30 p.m. Pacific Time.

TO REQUEST AN ANNUAL REPORT, PROXY STATEMENT, FORM 10-K, OR FORM 10-Q, CONTACT:
Data Shipping
The Boeing Company
Mail Code 3T-33
P.O. Box 3707
Seattle, WA 98124-2207
or call (425) 393-4964 or (800) 457-7723

BOEING ON THE WORLD WIDE WEB
The Boeing home page - http://www.boeing.com - is your entry point for viewing the latest Company information about its products and people or for viewing electronic versions of the annual report, proxy statement, Form 10-K, or Form 10-Q.

DUPLICATE SHAREHOLDER ACCOUNTS
Registered shareholders with duplicate accounts may call EquiServe for instructions on consolidating those accounts. The Company recommends that registered shareholders always use the same form of their names in all stock transactions to be handled in the same account. Registered shareholders may also ask EquiServe to eliminate excess mailings of annual reports going to shareholders in the same household.

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

                       SUPPLEMENTAL PENSION AGREEMENT


	In consideration of his continued employment after the date of this Agreement, The Boeing Company ("Company") and Michael M. Sears ("Executive") agree as follows:


        1. Upon Executive's retirement from the Company, the Company will supplement Executive's retirement benefits under the Supplemental Executive Retirement Plan for Employees of The Boeing Company (the "SERP") (or any successors to the SERP), with payments in the amount of the excess, if any, of
(a) the benefit (payable in the form of a single life annuity). Executive would have earned at the time of retirement under the terms of the Supplemental Employee Retirement Income Plan of McDonnell Douglas Corporation and the Employee Retirement Income Plan of McDonnell Douglas Corporation, Salaried Plan, both as in effect on August 1, 1997, had these plans continued in effect until the Executive's retirement, over (b) the benefits (payable in the form of a single life annuity) actually earned by Executive under the SERP, The Boeing Company Pension Value Plan, The Boeing Company Pension Value Plan for Heritage MDC Employees and any other qualified or non-qualified defined benefit pension plan sponsored by the Company.

	2. Any supplemental payment provided by this Agreement shall be paid to the Executive or, if applicable, to his surviving spouse, at the same time, for the same period, and in the same form as Executive elects under the SERP or in lieu of an election, as is otherwise provided by the SERP.

        3. The supplemental benefit provided by this Agreement shall be unfunded and shall be paid only from the general assets of the Company. It shall not be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, charge, execution, attachment, garnishment, or any other legal process, and any attempt to take any such action shall be void.

	4. Executive shall forfeit all rights to receive further supplemental payments under this Agreement if at any time after retirement Executive shall engage in any activity, whether as an individual or as an employee, consultant, or otherwise, which the Employee Benefit Plans Committee of the Company, in its sole and absolute discretion, shall determine to be in competition with any significant aspect of the Company's business.

        5. Nothing in this Agreement shall be deemed to give Executive any right to remain in the employ of the Company or affect any right of the Company to terminate Executive's employment with or without cause.

	6. This Agreement constitutes the entire agreement of the parties, and supersedes any and all previous oral or written agreements or understandings between the parties, with respect to Executive's retirement benefits.




Dated:  February 16, 2000


EXECUTIVE                                    THE BOEING COMPANY

/s/ Michael M. Sears                         /s/ James B. Dagnon
_______________________                      __________________________

Michael M. Sears                             James B. Dagnon
                                             Senior Vice President, People

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                                       Place of          Date
Name                                                Incorporation   Incorporated
================================================================================

2433265 Manitoba Ltd.                                   Manitoba         1989
692567 Ontario Limited                                  Ontario          1986
757UA, Inc.                                             Delaware         1989
767ER, Inc.                                             Delaware         1987
ACN 004 471 078 PTY LIMITED                             Australia        1960
AeroSpace Technologies of Australia Limited             Australia        1986
Aileron Inc.                                            Delaware         1989
Akash, Inc.                                             Delaware         1998
Aldford-1 Corporation                                   Delaware         1993
Astro Limited                                           Bermuda          1975
Astro-II, Inc.                                          Vermont          1984
Autonetics, Inc.                                        Delaware         1958
Aviatek Pty Limited                                     Australia        1989
Bahasa Aircraft Corporation                             Delaware         1993
BCC (Aircraft Acquisition) Limited                      England          1999
BCS Richland, Inc.                                      Washington       1975
Beaufoy-1 Corporation                                   Delaware         1993
BNA International Systems, Inc.                         Delaware         1974
BNA Operations International, Inc.                      Delaware         1996
BNJ Foreign Sales Corporation                           Barbados         1999
BNJ, Inc.                                               Delaware         1998
Boeing - Corinth Co.                                    Delaware         1987
Boeing - Irving Co.                                     Delaware         1979
Boeing - Oak Ridge Co.                                  Delaware         1980
Boeing Aerospace - TAMS, Inc.                           Delaware         1981
Boeing Aerospace - U.K., Ltd.                           Delaware         1993
Boeing Aerospace (Malaysia) Sdn. Bhd.                   Malaysia         1993
Boeing Aerospace Australia Pty. Ltd.                    Delaware         1980
Boeing Aerospace Hungary Ltd.                           Hungary          1997
Boeing Aerospace Ltd.                                   Delaware         1980
Boeing Aerospace Middle East Limited                    Delaware         1993
Boeing Aerospace Operations, Inc.                       Delaware         1978
Boeing Aerospace Poland                                 Poland           1996
Boeing Aerospace Switzerland, Inc.                      Delaware         1972
Boeing Agri-Industrial Company                          Oregon           1973
Boeing Aircraft Holding Company                         Delaware         1984
Boeing Australia Limited                                Australia        1986
Boeing Business Services Company                        Delaware         1999
Boeing Canada Inc.                                      Ontario          1929
Boeing Capital Corporation                              Delaware         1968
Boeing Capital Loan Corporation                         Delaware         2000
Boeing Capital Services Corporation                     Delaware         1988
Boeing Capital Services Loan Corporation                Delaware         2000
Boeing Capital Washington Corporation                   Delaware         1999
Boeing China Technical Services, Inc.                   Delaware         1985
Boeing China, Inc.                                      Delaware         1986
Boeing Commercial Space Company                         Delaware         1987

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)
                                                        Place of          Date
Name                                                Incorporation   Incorporated
================================================================================

Boeing Constructors Nominees Pty. Ltd.                  Australia        1994
Boeing Constructors, Inc.                               Texas            1970
Boeing Defence UK Limited                               England          1976
Boeing Domestic Sales Corporation                       Washington       1974
Boeing Enterprises, Inc.                                Delaware         1997
Boeing Financial Corporation                            Washington       1965
Boeing Finland Oy                                       Finland          1991
Boeing Global Services, Inc.                            Delaware         1998
Boeing International Corporation                        Delaware         1953
Boeing International Holdings, Ltd.                     Bermuda          1998
Boeing International Logistics Spares, Inc.             Delaware         1996
Boeing International Overhaul & Repair Inc.             Delaware         1999
Boeing International Sales Corporation                  Washington       1971
Boeing Investment Company, Inc.                         Delaware         1985
Boeing Leasing Company                                  Delaware         1988
Boeing Logistics Spares, Inc.                           Delaware         1980
Boeing Management Company                               Delaware         1999
Boeing Middle East Limited                              Delaware         1982
Boeing Netherlands Leasing, B.V.                        Netherlands      1999
Boeing Nevada, Inc.                                     Delaware         1989
Boeing North American Space Alliance Company            Delaware         1995
Boeing North American Space Enterprises Canada, Inc.    Canada           1996
Boeing North American Space Operations Company          Delaware         1983
Boeing of Canada Ltd.                                   Delaware         1986
Boeing Offset Company, Inc.                             Delaware         1985
Boeing Operations International, Incorporated           Delaware         1981
Boeing Overseas, Inc.                                   Delaware         1984
Boeing Precision Gear, Inc.                             Delaware         1994
Boeing Realty Corporation                               California       1972
Boeing Sales Corporation                                Guam             1984
Boeing Service Company                                  Texas            1973
Boeing Space Operations Company                         Delaware         1998
Boeing Spain, Ltd.                                      Delaware         1983
Boeing Support Services, Inc.                           Delaware         1980
Boeing Technology International, Inc.                   Washington       1973
Boeing Toronto, Ltd.                                    Canada           1964
Boeing Travel Management Company                        Delaware         1980
Boeing Worldwide Operations Limited                     Bermuda          1998
Canard Holdings, Inc.                                   Delaware         1996
CBSA Leasing II, Inc.                                   Delaware         1998
CBSA Leasing, Inc.                                      Delaware         1998
Cougar, Ltd.                                            Bermuda          1998
Delta Launch Services, Inc.                             Delaware         1988
Dillon, Inc.                                            Delaware         1998
Douglas Express Limited                                 Virgin Islands   1996
Douglas Federal Leasing Limited                         Virgin Islands   1996
Douglas Leasing Inc.                                    Delaware         1996
Douglas Realty Company, Inc.                            California       1965

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                                     Place of        Date
Name                                              Incorporation  Incorporated
=============================================================================

Falcon II Leasing Limited                               Virgin Islands   1998
Falcon Leasing Limited                                  Virgin Islands   1998
Fine Chemicals Offset Limited                           British Virgin   1996
                                                         Islands
Gaucho-1 Inc.                                           Delaware         1994
Gaucho-2 Inc.                                           Delaware         1994
Hanway Corporation                                      Delaware         1993
Hawk Leasing, Inc.                                      Delaware         1998
Kerbridge Air Control Pty. Limited                      Australia        1995
Kuta-3 Aircraft Corporation, Limited                    Delaware         1994
Kuta-One Aircraft Corporation, Limited                  Delaware         1994
Kuta-Three Aircraft Corporation                         Delaware         1993
Kuta-Two Aircraft Corporation                           Delaware         1993
Longacres Park, Inc.                                    Washington       1948
Longbow Golf Club Corporation                           Delaware         1997
McDonnell Douglas Aircraft Finance Corporation          Delaware         1989
McDonnell Douglas Corporation                           Maryland         1939
McDonnell Douglas Dakota Leasing, Inc.                  Delaware         1996
McDonnell Douglas Express, Inc.                         Delaware         1996
McDonnell Douglas F-15 Technical Services
  Company, Inc.                                         Delaware         1978
McDonnell Douglas Finance Corporation -
  Federal Leasing, Limited                              Virgin Islands   1994
McDonnell Douglas Foreign Sales Corporation             Virgin Islands   1984
McDonnell Douglas Helicopter Company                    Delaware         1980
McDonnell Douglas Helicopter Support Services, Inc.     Delaware         1984
McDonnell Douglas Indonesia Leasing, Inc.               Delaware         1997
McDonnell Douglas Insurance Holdings Corporation        Delaware         1989
McDonnell Douglas International Sales Corporation       Delaware         1972
McDonnell Douglas Japan, Ltd.                           Japan            1958
McDonnell Douglas Korea, Ltd.                           Delaware         1986
McDonnell Douglas Macedonia Leasing, Inc.               Delaware         1997
McDonnell Douglas Middle East, Ltd.                     Delaware         1989
McDonnell Douglas Overseas Finance Corporation          Delaware         1975
McDonnell Douglas Radio Services Corporation            Delaware         1973
McDonnell Douglas Services, Inc.                        Missouri         1980
McDonnell Douglas Support Services - Military, Inc.     Delaware         1991
McDonnell Douglas Truck Services, Inc.                  Delaware         1982
MD Dakota Leasing, Ltd.                                 Virgin Islands   1996
MD Indonesia Limited                                    Virgin Islands   1997
MDAFC - Nashville Company                               Delaware         1996
MD-Air Leasing Limited                                  Virgin Islands   1996
MDC Properties, Inc.                                    Michigan         1979
MDFC - Aircraft Leasing Company                         Delaware         1995
MDFC - Aircraft Leasing Limited                         Virgin Islands   1995

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                (Wholly owned unless identified by asterisk)

                                                     Place of        Date
Name                                              Incorporation  Incorporated
=============================================================================

MDFC - Aircraft Ltd.                                   Ireland          1995
MDFC - Bali, Limited                                   Virgin Islands   1993
MDFC - Carson Company                                  Delaware         1997
MDFC - Carson Limited                                  Virgin Islands   1996
MDFC - Express Leasing Company                         Delaware         1995
MDFC - Express Leasing Limited                         Virgin Islands   1995
MDFC - Jakarta, Limited                                Virgin Islands   1993
MDFC - Knoxville Company                               Delaware         1996
MDFC - Knoxville Limited                               Virgin Islands   1995
MDFC - Lakewood Company                                Delaware         1996
MDFC - Lakewood Limited                                Virgin Islands   1996
MDFC - Memphis Company                                 Delaware         1996
MDFC - Memphis Ltd.                                    Virgin Islands   1995
MDFC - Nashville Ltd.                                  Virgin Islands   1995
MDFC - Reno Company                                    Delaware         1996
MDFC - Sierra Company                                  Delaware         1985
MDFC - Spring Limited                                  Virgin Islands   1996
MDFC - Tahoe Company                                   Delaware         1996
MDFC Equipment Leasing Corporation                     Delaware         1972
MDFC Loan Corporation                                  Delaware         1983
MD-Federal Holding Company                             Delaware         1996
MDRC of Missouri, Inc.                                 Missouri         1989
Montana Aviation Research Company                      Delaware         1991
Network Information Service Co., Ltd.                  Japan            1984
North American Aviation, Inc.                          Delaware         1967
Plaza Realty Holdings Corporation                      Delaware         1986
Processing Properties, Inc.                            Delaware         1993
Radical Pty Limited                                    Australia        1995
Rainier Aircraft Leasing, Inc.                         Delaware         1992
Raven Leasing, Inc.                                    Delaware         1998
RGL-1 Corporation                                      Delaware         1993
RGL-2 Corporation                                      Delaware         1993
RGL-3 Corporation                                      Delaware         1993
RGL-4 Corporation                                      Delaware         1993
RGL-5 Corporation                                      Delaware         1993
RGL-6 Corporation                                      Delaware         1993
Rocketdyne Technical Services Company                  Delaware         1986
Rocketdyne, Inc.                                       Delaware         1958
Sunshine Leasing Company-1                             Delaware         1997
Taiko Leasing, Inc.                                    Delaware         1998
Thayer Leasing Company-1                               Delaware         1997
The Preston Group Pty Limited                          Australia        1989
TPG America, Inc.                                      Virginia         1996
TPG Europe Limited                                     England          1989
VC-X 757, Inc.                                         Delaware         1996
Wingspan, Inc.                                         Delaware         1994

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Revenues by industry segment:
A bar chart for the five years 1995-1999 indicating revenues by industry segment (Dollars in billions):

                                           1995    1996    1997    1998    1999

Commercial Airplanes                     17.511  19.916  26.929  35.545  38.105

ISDS - Military Aircraft and Missiles                            12.990  12.220
ISDS - Space and Communications                                   6.889   6.831
                                                                 ------  ------
Information, Space and Defense Systems   14.849  14.934  18.125  19.879  19.051

Customer and Commercial Financing/Other   0.600   0.603   0.746   0.730   0.837

Total                                    32.960  35.453  45.800  56.154  57.993




Graphic and image material item Number 2

Commercial sales by geographic region:
A bar chart for the five years 1995-1999 indicating sales by region of customer (Dollars in billions):

                           1995    1996    1997    1998    1999

United States             7.530   8.634   9.625  14.726  18.678
Asia, Other than China    5.256   6.576   9.254  11.337   8.989
China                     0.754   0.950   1.265   1.572   1.231
Europe                    2.533   2.757   5.886   7.274   8.011
Oceania                   0.599   0.536   0.560   0.732   0.770
Other                     0.839   0.463   0.339   1.239   0.730

Total                    17.511  19.916  26.929  36.880  38.409



Graphic and image material item Number 3

Net earnings
A bar chart of net earnings for the five years 1995-1999 (Dollars in billions):

1995 - (0.036); 1996 - 1.818; 1997 - (0.178); 1998 - 1.120;  1999 - 2.309

Graphic and image material item Number 4

Research and development expensed by segment:
A bar chart of research and development expensed for the five years 1995-1999 (Dollars in billions):

                                          1995    1996    1997    1998    1999

Commercial Airplanes                     1.232   1.156   1.208   1.021   0.585

ISDS - Military Aircraft and Missiles                            0.304   0.264
ISDS - Space and Communications                                  0.570   0.492
                                                                 -----   -----
Information, Space and Defense Systems   0.442   0.477   0.716   0.874   0.756

Total                                    1.674   1.633   1.924   1.895   1.341



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