Form 10-Q
period 2000-03-31
BOEING CO
filed 2000-05-12
CIK 12927

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




                       For the quarterly period ended
                               March 31, 2000


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

As of May 1, 2000, there were 907,147,937 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)




                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2000        1999
------------------------------------------------------------------------------
Sales and other operating revenues                          $9,910     $14,392
Cost of products and services                                8,547      12,758
------------------------------------------------------------------------------
                                                             1,363       1,634

Equity in income from joint ventures                            31           8
General and administrative expense                             490         491
Research and development expense                               288         361
Loss on dispositions, net                                                   (5)
Share-based plans expense                                       60          46
------------------------------------------------------------------------------
Operating earnings                                             556         739

Other income, principally interest                             149          40
Interest and debt expense                                     (103)       (109)
------------------------------------------------------------------------------
Earnings before income taxes                                   602         670

Income taxes                                                   184         201
------------------------------------------------------------------------------
Net earnings                                                $  418     $   469
==============================================================================



Basic earnings per share                                      $.48        $.50
==============================================================================

Diluted earnings per share                                    $.48        $.50
==============================================================================

Cash dividends per share                                      $.14        $.14
==============================================================================



          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                          March 31 December 31
                                                              2000        1999
------------------------------------------------------------------------------
Assets                                                  (Unaudited)
------------------------------------------------------------------------------

Cash and cash equivalents                                  $ 2,628     $ 3,354
Short-term investments                                          99         100
Accounts receivable                                          3,422       3,453
Current portion of customer and commercial financing           351         799
Deferred income taxes                                        1,708       1,467
Inventories, net of advances and progress billings           7,974       6,539
------------------------------------------------------------------------------
        Total current assets                                16,182      15,712
Customer and commercial financing                            5,006       5,205
Property, plant and equipment, net                           8,142       8,245
Goodwill                                                     2,212       2,233
Prepaid pension expense                                      3,979       3,845
Other assets                                                 1,039         907
------------------------------------------------------------------------------
                                                           $36,560     $36,147
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                     $10,931     $11,269
Advances in excess of related costs                          1,251       1,215
Income taxes payable                                           652         420
Short-term debt and current portion of long-term debt        1,044         752
------------------------------------------------------------------------------
        Total current liabilities                           13,878      13,656
Deferred income taxes                                          196         172
Accrued retiree health care                                  4,922       4,877
Long-term debt                                               5,709       5,980
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159            5,059       5,059
 Additional paid-in capital                                  1,621       1,684
 Treasury shares, at cost - 104,199,201 and 102,356,897     (4,240)     (4,161)
 Retained earnings                                          10,905      10,487
 Accumulated other comprehensive income                          9           6
 Unearned compensation                                         (11)        (12)
 ShareValue Trust shares - 38,845,646 and 38,696,289        (1,488)     (1,601)
------------------------------------------------------------------------------
        Total shareholders' equity                          11,855      11,462
------------------------------------------------------------------------------
                                                           $36,560     $36,147
==============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)
                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2000        1999
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                             $   418      $  469
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           60          46
    Depreciation                                               323         381
    Amortization of goodwill and intangibles                    29          21
    Customer and commercial financing valuation provision        1
    Loss on dispositions, net                                                5
    Changes in assets and liabilities -
      Short-term investments                                     1           3
      Accounts receivable                                       31        (203)
      Inventories, net of advances and progress billings    (1,435)       (648)
      Accounts payable and other liabilities                  (211)        551
      Advances in excess of related costs                       36         107
      Income taxes payable and deferred                         15          53
      Other                                                   (274)        (20)
      Accrued retiree health care                               45          21
------------------------------------------------------------------------------
        Net cash provided (used) by operating activities      (961)        786
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions       (397)       (469)
  Customer financing and properties on lease, reductions     1,011         436
  Property, plant and equipment, net additions                (205)       (350)
  Proceeds from dispositions                                    17          22
------------------------------------------------------------------------------
        Net cash provided (used) by investing activities       426        (361)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                               125          79
  Debt repayments                                             (104)        (68)
  Common shares purchased                                     (104)       (103)
  Stock options exercised, other                                19          19
  Dividends paid                                              (127)       (137)
------------------------------------------------------------------------------
        Net cash used by financing activities                 (191)       (210)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          (726)        215

Cash and cash equivalents at beginning of year               3,354       2,183
------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter            $ 2,628      $2,398
==============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2000, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended March 31, 2000 and 1999, are as follows:

                                       First Quarter
                                       -------------
                                       2000     1999
                                       ----     ----
       Basic shares                    869.3    937.4
       Diluted shares                  878.0    945.2



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


Note 3 - Income Taxes

The effective income tax provision rate of 30.5% for the first three months of 2000 is lower than the statutory federal rate, principally due to Foreign Sales Corporation tax benefits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments were $175 and $168 for the three months ended March 31, 2000 and 1999.

Note 4 - Accounts Receivable

Accounts receivable consisted of the following:
                                                     March 31      December 31
                                                         2000             1999
------------------------------------------------------------------------------
U.S. Government contracts                              $1,894           $1,970
Other                                                   1,528            1,483
------------------------------------------------------------------------------
                                                       $3,422           $3,453
==============================================================================

Note 5 - Inventories

Inventories consisted of the following:

                                                     March 31      December 31
                                                         2000             1999
------------------------------------------------------------------------------
Commercial aircraft programs and long-term
 contracts in progress                               $ 21,191         $ 19,537
Commercial spare parts, general stock
 materials and other                                    1,979            2,042
------------------------------------------------------------------------------
                                                       23,170           21,579
Less advances and progress billings                   (15,196)         (15,040)
------------------------------------------------------------------------------
                                                     $  7,974         $  6,539
==============================================================================

Inventory costs at March 31, 2000, included unamortized tooling of $1,373 and $566 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,424 and $750 relating to the 777 and Next-Generation 737 programs. There are no significant unamortized tooling or deferred production costs associated with the 717 program.

Note 6 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                     March 31      December 31
                                                         2000             1999
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                     $  721           $  781
  Investment in sales type/financing leases             1,025            1,497
  Operating lease equipment, at cost,
   Less accumulated depreciation of $284 and $304       2,070            2,357
Commercial equipment financing
  Notes receivable                                        781              730
  Investment in sales-type/financing leases               511              506
  Operating lease equipment, at cost,
   Less accumulated depreciation of $103 and $92          527              408
------------------------------------------------------------------------------
Less valuation allowance                                 (278)            (275)
------------------------------------------------------------------------------
                                                       $5,357           $6,004
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first three months of 2000 consisted of the following:

                                                                     Valuation
                                                                     Allowance
------------------------------------------------------------------------------
Beginning balance - December 31, 1999                                    $(275)
  Charged to costs and expenses                                             (1)
  Transfer from accrued liabilities                                         (2)
------------------------------------------------------------------------------
Ending balance - March 31, 2000                                          $(278)
==============================================================================


Note 7 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                     March 31      December 31
                                                         2000             1999
------------------------------------------------------------------------------
Accounts payable                                      $ 4,689          $ 4,909
Accrued compensation and employee benefit costs         2,401            2,421
Lease and other deposits                                  694              647
Other                                                   3,147            3,292
------------------------------------------------------------------------------
                                                      $10,931          $11,269
==============================================================================


Note 8 - Postretirement Plans

As of March 31, 2000, the actuarial assumptions used to calculate net periodic pension income were the following: a discount rate of 7.50%, an expected return on plan assets of 9.25%, and an annual rate of compensation increase of 5.5%. The increase in the expected return on plan assets from 9.00% as of December 31, 1999, to 9.25% resulted in additional net periodic pension income of $21 in the first quarter of 2000.

Note 9 - Debt

Short- and long-term debt consisted of the following:
                                                     March 31      December 31
                                                         2000             1999
------------------------------------------------------------------------------
Unsecured debentures and notes:
  8.25% due Jul. 1, 2000                               $  200           $  200
  8 3/8% due Feb. 15, 2001                                176              177
  7.565% due Mar. 30, 2002                                 52               52
  9.25% due Apr. 1, 2002                                  120              120
  6 3/4% due Sep. 15, 2002                                299              298
  6.35% due Jun. 15, 2003                                 300              300
  7 7/8% due Feb. 15, 2005                                207              207
  6 5/8% due Jun. 1, 2005                                 293              293
  6.875% due Nov. 1, 2006                                 249              248
  8 1/10% due Nov. 15, 2006                               175              175
  9.75% due Apr. 1, 2012                                  348              348
  8 3/4% due Aug. 15, 2021                                398              398
  7.95% due Aug. 15, 2024                                 300              300
  7 1/4% due Jun. 15, 2025                                247              247
  8 3/4% due Sep. 15, 2031                                248              248
  8 5/8% due Nov. 15, 2031                                173              173
  6 5/8% due Feb. 15, 2038                                300              300
  7.50% due Aug. 15, 2042                                 100              100
  7 7/8% due Apr. 15, 2043                                173              173
  6 7/8% due Oct. 15, 2043                                125              125

Senior debt securities,
  6.0% - 9.4%, due through 2011                            28               30
Senior medium-term notes,
  5.6% - 7.6%, due through 2017                         1,357            1,426
Subordinated medium-term notes,
  5.5% - 8.3%, due through 2004                            45               45
Capital lease obligations due through 2008                375              386
Other notes                                               465              363
------------------------------------------------------------------------------
                                                       $6,753           $6,732
==============================================================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $128 and $131 for the three-month periods ended March 31, 2000 and 1999, and interest payments were $143 and $156, respectively.

Additionally, Boeing Capital Corporation (BCC), a subsidiary wholly owned by the Company, has filed shelf registrations with the Securities and Exchange Commission totaling $1,200, on which $1,008 has been drawn. BCC has additionally filed a Form S-3 Registration Statement for a public shelf registration of $2,500 in debt securities.

Note 10 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 2000 and 1999, consisted of the following:
------------------------------------------------------------------------------
                                                2000                1999
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,011,870  $ 5,059  1,011,870  $ 5,059
------------------------------------------------------------------------------
 Ending balance - March 31              1,011,870  $ 5,059  1,011,870  $ 5,059
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 1,684             $ 1,147
  Share-based compensation                              60                  46
  Treasury shares issued for
   incentive stock plans, net                          (12)                (12)
  Tax benefit related to incentive stock plans           2                   2
  ShareValue Trust market value adjustment            (113)                 80
------------------------------------------------------------------------------
 Ending balance - March 31                         $ 1,621             $ 1,263
==============================================================================
Treasury stock
 Beginning balance - January 1            102,357  $(4,161)    35,846  $(1,321)
  Treasury shares issued for
   incentive stock plans, net                (608)      25       (714)      27
  Treasury shares acquired                  2,450     (104)     2,969     (103)
------------------------------------------------------------------------------
 Ending balance - March 31                104,199  $(4,240)    38,101  $(1,397)
==============================================================================
Retained earnings
 Beginning balance - January 1                     $10,487             $ 8,706
  Net earnings                                         418                 469
------------------------------------------------------------------------------
 Ending balance - March 31                         $10,905             $ 9,175
==============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                     $     6             $   (23)
  Currency translation adjustment                        3
------------------------------------------------------------------------------
 Ending balance - March 31                         $     9             $   (23)
==============================================================================
Unearned compensation
 Beginning balance - January 1                     $   (12)            $   (17)
  Forfeitures                                                                1
  Amortization                                           1                   1
------------------------------------------------------------------------------
 Ending balance - March 31                         $   (11)            $   (15)
==============================================================================
ShareValue Trust
 Beginning balance - January 1             38,696  $(1,601)    38,167  $(1,235)
  Shares acquired from dividend
   reinvestment                               150                 155
  Market value adjustment                              113                 (80)
------------------------------------------------------------------------------
 Ending balance - March 31                 38,846  $(1,488)    38,322  $(1,315)
==============================================================================

For the three months ended March 31, 2000 and 1999, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings, except for the $3 currency translation adjustment reported for the three months ended March 31, 2000. As a result, comprehensive income and net earnings were substantially the same for these periods.

Note 11 - Share-Based Compensation


Share-based plans expense for the three months ended March 31 included $26, $18 and $16 in 2000 and $14, $18 and $14 in 1999 attributable to Performance Shares, ShareValue Trust, and stock options and other, respectively.


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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2000, inventories included approximately
$581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on such litigation and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. (July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.) The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. By orders dated September 15, 1999, and February 3, 2000, plaintiffs were granted leave to amend their complaint to broaden their action (1) to encompass claims of the original proposed class members for Boeing securities purchases made between April 7, 1997, and July 20, 1997; (2) to include certain alleged misstatements purportedly made by the Company going back to April 7, 1997; and (3) to add allegations that the Company's 10-Q reports for the first and second quarters of 1997 were false and misleading. The plaintiffs seek compensatory damages and treble damages. The court has not yet ruled on class certification. The action is currently set for trial on October 2, 2000. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

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

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc. and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The Company intends to vigorously contest this lawsuit.

Note 13 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

-------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31
                                                         2000              1999
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                                 $5,171           $ 9,795
  Military Aircraft and Missiles                        2,899             2,967
  Space and Communications                              1,659             1,543
  Customer and Commercial Financing/Other                 175               173
  Accounting differences/eliminations                       6               (86)
-------------------------------------------------------------------------------
  Operating revenues                                   $9,910           $14,392
===============================================================================

Earnings from operations:
  Commercial Airplanes                                 $  259           $   396
  Military Aircraft and Missiles                          298               322
  Space and Communications                                 60                61
  Customer and Commercial Financing/Other                 105                88
  Accounting differences/eliminations                     (48)              (29)
  Share-based plans                                       (60)              (46)
  Other unallocated expense                               (58)              (53)
-------------------------------------------------------------------------------
  Earnings from operations                                556               739
  Other income, principally interest                      149                40
  Interest and debt expense                              (103)             (109)
-------------------------------------------------------------------------------
  Earnings before income taxes                            602               670
  Income taxes                                           (184)             (201)
-------------------------------------------------------------------------------
  Net earnings                                         $  418            $  469
===============================================================================

Research and development:
  Commercial Airplanes                                 $  103            $  182
  Military Aircraft and Missiles                           61                62
  Space and Communications                                124               117
-------------------------------------------------------------------------------
  Total research and development expense               $  288            $  361
===============================================================================

For internal reporting purposes, the Company records Commercial Airplanes segment revenues for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing/Other segment. The revenues for these transfers are eliminated in the 'Accounting differences/eliminations' caption.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1999 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. The adjustment between the internal measurement method and the program accounting method of recording cost of sales is included in the 'Accounting differences/eliminations' caption of net earnings. This adjustment totaled $(78) and $28 for the three months ended March 31, 2000 and 1999.

Customer advance payments prior to delivery may be delayed or contractually deferred from a baseline schedule, resulting in the recognition of interest income. Beginning in first quarter 2000, revenues and income resulting from deferred customer advances were identified to the Commercial Airplanes segment, and had previously been identified to the Customer and Commercial Financing/Other segment. For first quarter 1999, $14 of revenues and operating income had been reclassified from the Customer and Commercial Financing/Other segment to the Commercial Airplanes segment to conform with the first quarter 2000 presentation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $9.9 billion for the first three months of 2000 were 31% lower than sales for the comparable period of 1999. Due to a strike by the Society of Professional Engineering Employees in Aerospace (SPEEA), Commercial Airplanes delivered 75 jets this quarter compared with 125 planned and 148 delivered in the first quarter of 1999. The 40-day work stoppage ended on March 19, 2000. The Company expects to recover and deliver about 490 airplanes for the full year 2000, as originally planned, compared with 620 in 1999. Total sales for 2000 are projected to be approximately $50 billion, compared with $58 billion in 1999.

Commercial jet aircraft deliveries were as follows:


                                               1st Quarter
               -------------------------------------------------
               Model                        2000         1999
               -------------------------------------------------
               717                             3 (1)        -
               737 Classic                     2           14
               737 Next-Generation            39           61
               747                             4*          14
               757                            10           17
               767                             5           11
               777                            10           23
               MD-80                           -            2 (2)
               MD-90                           -            5
               MD-11                           2            1
               -------------------------------------------------
                     Total                    75          148
               =================================================

                *Includes one Airborne Laser 747

===============================================================================
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
| Certain statements in this release contain "forward-looking" information | | that involves risk and uncertainty, including projections for new business |
| and new business opportunities (including "new frontier" aerospace          |
| opportunities and e-commerce global aerospace and defense trading exchange),| | revenues and revenue growth potential, execution of post-strike recovery |
| plans, operating margins and margin growth potential, deliveries,           |
| compliance with delivery schedules, performance against company targets, | | research and development, new products, current and future markets for the | | Company's products, acquisition of the Hughes space and communications |
| business and synergies expected in connection therewith, orders and         |
| contracts for company products, decisions regarding production of company | | products, launches, sales, earnings, cash, disposition of certain company |
| businesses, performance against key metrics of the Company's value          |

| scorecard, inventory turns, facilities consolidation, overhead reduction, | | supplier base reduction, and other trend projections. This forward-looking | | information is based upon a number of assumptions including assumptions | | regarding demand; current and future markets for the Company's products and | | services; internal performance; product performance; customer financing; | | customer, supplier and subcontractor performance; customer model selections;| | favorable outcomes of certain pending sales campaigns; supplier contract | | negotiations; price escalation; government policies and actions; successful |
| negotiation of contracts with the Company's labor unions; regulatory        |
| approvals; and successful execution of acquisition and divestiture plans.   |
| Actual future results and trends may differ materially depending on a       |
| variety of factors, including the Company's successful execution of internal| | performance plans, including continued research and development, production |
| recovery, production rate increases and decreases, production system        |
| initiatives, timing of product deliveries and launches, supplier contract | | negotiations, asset management plans, acquisition and divestiture plans, | | procurement plans, and other cost-reduction efforts; acceptance of new | | products and services; product performance risks; the cyclical nature of | | some of the Company's businesses; volatility of the market for certain |
| products and services; domestic and international competition in the        |
| defense, space and commercial areas; continued integration of acquired | | businesses; uncertainties associated with regulatory certifications of the |
| Company's commercial aircraft by the U.S. Government and foreign            |
| governments; actions by regulatory agencies in regard to the proposed       |
| acquisition of the Hughes space and communications business and other new   |
| ventures; other regulatory uncertainties; collective bargaining labor       |
| disputes; performance issues with key suppliers, subcontractors and         |
| customers; governmental export and import policies; factors that result in | | significant and prolonged disruption to air travel worldwide; global trade |
| policies; worldwide political stability and economic conditions,            |
| particularly in Asia; real estate market fluctuations in areas where company| | facilities are located; price escalation trends; the outcome of political | | and legal processes, including uncertainty regarding government funding of | | certain programs; changing priorities or reductions in the U.S. Government | | or foreign government defense and space budgets; termination of government | | contracts due to unilateral government action or failure to perform; legal, | | financial and governmental risks related to international transactions; | | legal proceedings; and other economic, political and technological risks and| | uncertainties. Additional information regarding these factors is contained | | in the Company's SEC filings, including, without limitation, the Company's |
| Annual Report on Form 10-K for the year ended 1999.                         |
===============================================================================

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the previous table. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:



                                               1st Quarter
               ------------------------------------------------
               Model                        2000         1999
               ------------------------------------------------
               C-17                            3            2
               F-15                            4            9
               F/A-18 C/D                      6            6
               F/A-18 E/F                      4            2
               T-45TS                          4            3
               CH-47                           1            3
               AH-64 Intl (New Builds)         2            3
               AH-64 Reman                    14           11


Space and Communications segment deliveries included the following:

                                               1st Quarter
               ------------------------------------------------
               Model                        2000         1999
               ------------------------------------------------
               767 AWACS                       -            2
               Delta II                        2            2


Earnings
--------

Net earnings for the first quarter of 2000 were $418 million, compared with $469 million for the same period last year. First quarter earnings, on an after-tax basis, included a $26 million, or $.03 per share, gain on the sale of a long-held equity investment; and $33 million, or $.04 per share, of interest income from a federal income tax audit settlement. Excluding these items, first quarter earnings were $.41 per share.

Research and development expense totaled $288 million for the quarter, compared with $361 million for the same period of 1999. Commercial Airplanes segment research and development expense of $103 million for first quarter 2000 was lower than the $182 million expense for first quarter 1999, principally due to reduced spending attributable to the effects of the SPEEA strike. Based on current programs and schedules, research and development expense for the full year 2000 is projected to be approximately $1.5 billion, compared with $1.3 billion in 1999.

For first quarter 2000, the calculation of net periodic benefit income related to pensions was based on a discount rate of 7.5%, an expected return on plan assets of 9.25%, and an annual rate of compensation increase of 5.5%. The full year pension income for 2000 is estimated to be $470 million. Additionally, the net periodic benefit costs attributable to retiree health care is estimated to be $548 million for the full year 2000.

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

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the Company's position prevailed when the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. If the Company were to prevail, the refund would include interest computed to the payment date. The issue could affect tax computations for subsequent years; however, the financial impact would depend on the final resolution of audits for those years.

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


Operating Earnings
------------------

Commercial Airplanes

First quarter 2000 commercial jet aircraft deliveries totaled 75, compared with 148 in the same period in 1999. Commercial Airplanes segment first quarter
2000 operating earnings, based on the unit cost of airplanes delivered, were $259 million, compared with $396 million for the same period in 1999. The overall Commercial Airplanes segment operating profit margin was approximately 5.0% for the first quarter of 2000, compared with 4.0% for the same period in 1999. The first quarter 2000 deliveries reflect a less favorable airplane model mix regarding margins; however, this was more than offset principally by productivity improvements. In addition, the Company realized in the first quarter 2000, $50 million of advance payments resulting from the cancellation of customer orders.

As of March 31, 2000, the Company had cumulatively delivered 15 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 1999 Annual Report. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders.

Current firm contracts for the 717 program include a contract for 50 airplanes with Trans World Airlines (TWA) of which one has delivered. In April 1999, Moody's rating agency lowered TWA's Outlook from Stable to Negative.

Two longer-range 777 models were launched during the first quarter of 2000 to address market demand for airlines to offer long-range, point-to-point services. The new 777-200 will carry up to 301 passengers and have a range of 10,148 miles, while the larger new 777-300 will carry up to 359 passengers and have a range of 8,314 miles.

Military Aircraft and Missiles

Military Aircraft and Missiles segment first quarter 2000 operating earnings were $298 million, compared with $322 million operating earnings for the same period in 1999. Increased deliveries of the C-17 were offset by fewer F-15 deliveries. The operating margin of 10.3% for first quarter of 2000 compares with a first quarter 1999 margin of 10.9%, or 9.0% when adjusted for a one-time first quarter 1999 gain due to a contract settlement.

On April 4, the Boeing Sikorsky RAH-66 Comanche program won approval to begin its $3.1 billion engineering and manufacturing development phase. The new U.S. Army Aviation Modernization Plan also has recommended acquisition of more than 1,200 Comanche helicopters valued at nearly $34 billion over the production cycle of the program.

Space and Communications

Space and Communications segment first quarter 2000 operating earnings were $60 million, compared with $61 million operating earnings for the same period in 1999. The segment's operating margin for the first quarter was 3.6%, compared with 4.0% for the same period in 1999. Higher research and development costs in first quarter 2000 relate principally to the Delta IV launch vehicle and the new 737-based early warning and control aircraft.

Delta II had two successful launches in the quarter. Delta III is expected to return to flight later this year, and production at the new Delta IV facility in Decatur, Alabama, is on schedule for an initial launch in 2001. In addition, Boeing and Mitsubishi Heavy Industries Ltd. announced a joint effort to design and develop a new, higher performing, upper stage engine for the next generation of expendable launch vehicles.

The commercial satellite market is the key factor in determining the need for commercial launch services. Recent delays in the start-up of commercial satellite programs and system changes have caused a softening of the market. These factors, combined with the lack of a successful Delta III launch, may adversely affect the future financial condition of Delta III program. The Company may be required to accept a reduced-price launch to return the program to flight, or perform a demonstration launch at company expense to prove system reliability.

On March 12, 2000, Sea Launch, a joint venture of which Boeing is a 40% partner, experienced a mission failure. A Joint Review Failure Oversight Board was formed to identify the root cause of the failure and the corrective action required. Sea Launch continues to pursue return-to-flight scenarios through negotiations with customers and anticipates another launch this summer. Continued softening of the launch market could result in significant financial exposure to the venture.

During the quarter, the first Airborne Laser 747-400 was delivered to the U.S. Air Force for modification to carry the laser systems and the third successful Patriot Advance Capability-3 (PAC-3) missile defense intercept test was performed.

On January 13, 2000, the Company announced an agreement to acquire the Hughes space and communications business and related operations for $3.75 billion. The transaction is subject to regulatory and government reviews and is expected to be finalized in the last half of 2000. Hughes is a technological leader in space-based communications, reconnaissance, surveillance and imaging systems. It is also a leading manufacturer of commercial satellites. Under the definitive agreement, the Company will acquire Hughes Electron Dynamics, a supplier of electronic components for satellites, and Spectrolab, a provider of solar cells and panels for satellites.

Customer and Commercial Financing/Other

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

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $2.7 billion at March 31, 2000, after repurchasing
2.5 million shares for $104 million during the first three months of 2000. To date the Company has repurchased 106.6 million shares for $4.3 billion under a share repurchase plan approved by the Board of Directors. Excluding Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at 26% of total shareholders' equity plus debt.
The consolidated long-term debt, including BCC, is at 33% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $2.40 billion, remain available but unused. Also, BCC has an unused balance of $192 million on its $1.2 billion shelf registration, and an additional shelf registration of $2.5 billion.

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

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

                                                March 31   December 31
          ------------------------------------------------------------
                                                    2000          1999
          ------------------------------------------------------------
          Commercial Airplanes                    $ 75.7         $73.0
          Military Aircraft and Missiles            16.8          15.6
          Space and Communications                   9.6          10.6
          ------------------------------------------------------------
            Total contractual backlog             $102.1         $99.2
          ============================================================


Unobligated U.S. Government contract funding not included in backlog totaled $23.7 billion at March 31, 2000, compared with $24.4 billion at December 31, 1999.


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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of March 31, 2000, the notional value of such derivatives was $466 million, with a net unrealized loss of $16 million. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2000, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200 million, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on such litigation and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. Initially, the plaintiffs sought to represent a class of purchasers of Boeing stock between July 21, 1997, and October 22, 1997, (the "Class Period"), including recipients of Boeing stock in the McDonnell Douglas merger. (July 21, 1997, was the date on which the Company announced its second quarter results, and October 22, 1997, was the date on which the Company announced charges to earnings associated with production problems being experienced on commercial aircraft programs.) The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the Class Period. By orders dated September 15, 1999, and February 3, 2000, plaintiffs were granted leave to amend their complaint to broaden their action (1) to encompass claims of the original proposed class members for Boeing securities purchases made between April 7, 1997 and July
20, 1997; (2) to include certain alleged misstatements purportedly made by the Company going back to April 7, 1997; and (3) to add allegations that the Company's 10-Q reports for the first and second quarters of 1997 were false and misleading. The plaintiffs seek compensatory damages and treble damages.
The court has not yet ruled on class certification. The action is currently set for trial on October 2, 2000. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

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

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc. and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck
v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The Company intends to vigorously contest this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a)  The Company's Annual Meeting of Shareholders was held on May 1,
             2000.

        (b) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2003. The votes were as follows:
                                                       For          Withheld
                                               -----------        ----------
               Paul E.  Gray                   698,745,934        34,260,063
               John F. McDonnell               698,429,415        34,576,582
               John M. Shalikashvili           707,917,521        25,088,476
               Harry C. Stonecipher            689,580,275        43,425,722

             The terms of the following directors continued after the annual meeting:
                John H. Biggs       Kenneth M. Duberstein     Lewis E. Platt
                John E. Bryson      John F. Fery              Rozanne L. Ridgway
                Philip M. Condit    Charles M. Pigott


        (c)  The results of voting on Proposals 2 through 9 were as follows:

             2. A management proposal requesting shareholder approval of an amendment to The Boeing Company 1997 Incentive Stock Plan to increase the number of shares that may be issued under the plan from 30 million to 61 million.

                          Number of   % of Eligible  % of Votes       % of Votes
                              Votes           Votes     Present   For or Against
                        -----------   -------------  ----------   --------------
        For             595,637,887          68.66%      81.26%           82.23%
        Against         128,726,951          14.84%      17.56%           17.77%
        Abstain           8,641,159           1.00%       1.18%

             3. A shareholder proposal requesting the Company to disclose all significant promises made to foreign governments or foreign firms in connection with foreign military sales, intended to offset their U.S. dollar cost of weapons purchased by foreign nations.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               40,191,140          4.63%       7.11%            7.56%
        Against          491,266,667         56.62%      86.93%           92.44%
        Abstain           33,673,477          3.88%       5.96%
        Broker non-votes 167,874,714         19.35%

             4. A shareholder proposal requesting the Board to institute a special Executive Compensation Review to find ways to link compensation of its key executives with corporate social performance.
                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               56,548,717          6.52%      10.01%           10.42%
        Against          486,239,202         56.05%      86.04%           89.58%
        Abstain           22,343,365          2.58%       3.95%
        Broker non-votes 167,874,714         19.35%

             5. A shareholder proposal requesting the Board to adopt a policy of cumulative voting.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              142,190,297         16.39%      25.16%           25.68%
        Against          411,565,408         47.44%      72.83%           74.32%
        Abstain           11,345,851          1.31%       2.01%
        Broker non-votes 167,903,841         19.35%




             6. A shareholder proposal requesting the Board to adopt a policy requiring an independent outside Lead Director when the offices of Chair and CEO are held by the same person.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              147,350,146         16.98%      26.07%           26.71%
        Against          404,236,170         46.59%      71.53%           73.29%
        Abstain           13,544,925          1.56%       2.40%
        Broker non-votes 167,874,757         19.35%


             7. A shareholder proposal requesting the Board to amend the corporate by-laws adopt annual election of all directors as corporate policy.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              273,303,711         31.50%      48.36%           49.16%
        Against          282,651,943         32.58%      50.02%           50.84%
        Abstain            9,170,215          1.06%       1.62%
        Broker non-votes 167,880,129         19.35%

             8. A shareholder proposal requesting the Board to adopt a
                policy of paying non-employee directors solely in stock units and tying their compensation to the rank of the Company's earnings per share compared with the earnings per share of other companies in the S&P Aerospace Index.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               72,596,194          8.37%      12.85%           13.09%
        Against          482,068,748         55.56%      85.30%           86.91%
        Abstain           10,466,341          1.21%       1.85%
        Broker non-votes 167,874,715         19.35%


             9. A shareholder proposal recommending deduction of certain litigation costs from Executive Compensation.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               61,022,063          7.03%      10.80%           11.03%
        Against          492,416,171         56.76%      87.14%           88.97%
        Abstain           11,659,659          1.34%       2.06%
        Broker non-votes 167,908,105         19.35%



Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits

            (15) Letter from independent accountants regarding unaudited interim financial information.  Page 28.

            (27) Financial Data Schedule for the three-month period ending
                 March 31, 2000. Filed herewith.

                                - - - - - - -

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of March 31, 2000, the condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of March
31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

April 27, 2000

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BOEING COMPANY
                                         ------------------------------
                                                  (Registrant)

       May 5, 2000                       /s/  Laurette T. Koellner
      -------------             ---------------------------------------
         (Date)                               Laurette T. Koellner
                                Vice President and Corporate Controller

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




See Deloitte & Touche LLP letter on page 32.

May 5, 2000

The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three-month periods ended March 31, 2000 and 1999 as indicated in our report dated April 27, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 333-03191, 333-16363, 333-26867, 333-32461,
333-32491, 333-32499, and 333-32567 of The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington