Form 10-Q
period 2000-06-30
BOEING CO
filed 2000-08-02
CIK 12927

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




                       For the quarterly period ended
                                June 30, 2000


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

As of July 31, 2000, there were 897,265,854 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)



                                          Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Sales and other operating revenues        $24,751  $29,514     $14,841  $15,122
Cost of products and services              21,491   26,178      12,944   13,420
-------------------------------------------------------------------------------
                                            3,260    3,336       1,897    1,702

Equity in income (loss) from joint ventures    30       12          (1)       4
General and administrative expense          1,032    1,016         542      525
Research and development expense              663      711         375      350
Gain on dispositions, net                      13        7          13       12
Share-based plans expense                     127       96          67       50
-------------------------------------------------------------------------------
Operating earnings                        $ 1,481  $ 1,532     $   925  $   793

Other income, principally interest            222      375          73      335
Interest and debt expense                    (210)    (219)       (107)    (110)
-------------------------------------------------------------------------------
Earnings before income taxes                1,493    1,688         891    1,018

Income taxes                                  455      518         271      317
-------------------------------------------------------------------------------
Net earnings                              $ 1,038  $ 1,170     $   620  $   701
===============================================================================



Basic earnings per share                    $1.20    $1.25        $.71     $.75
===============================================================================

Diluted earnings per share                  $1.18    $1.24        $.71     $.75
===============================================================================

Cash dividends per share                    $ .28    $ .28        $.14     $.14
===============================================================================




          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                            June 30 December 31
                                                               2000        1999
-------------------------------------------------------------------------------
Assets                                                   (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                                   $ 4,772     $ 3,354
Short-term investments                                          100         100
Accounts receivable                                           3,552       3,453
Current portion of customer and commercial financing            319         799
Deferred income taxes                                         1,906       1,467
Inventories, net of advances and progress billings            6,193       6,539
-------------------------------------------------------------------------------
        Total current assets                                 16,842      15,712
Customer and commercial financing                             5,227       5,205
Property, plant and equipment, net                            8,070       8,245
Goodwill                                                      2,191       2,233
Prepaid pension expense                                       4,114       3,845
Other assets                                                  1,033         907
-------------------------------------------------------------------------------
                                                            $37,477     $36,147
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

Accounts payable and other liabilities                      $11,318     $11,269
Advances in excess of related costs                           1,449       1,215
Income taxes payable                                            962         420
Short-term debt and current portion of long-term debt           933         752
-------------------------------------------------------------------------------
        Total current liabilities                            14,662      13,656
Deferred income taxes                                           141         172
Accrued retiree health care                                   4,968       4,877
Long-term debt                                                5,657       5,980
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159             5,059       5,059
Additional paid-in capital                                    1,814       1,684
Treasury shares, at cost - 104,199,201 and 102,356,897       (4,468)     (4,161)
Retained earnings                                            11,272      10,487
Accumulated other comprehensive income                            4           6
Unearned compensation                                           (10)        (12)
ShareValue Trust shares - 38,845,646 and 38,696,289          (1,622)     (1,601)
-------------------------------------------------------------------------------
        Total shareholders' equity                           12,049      11,462
-------------------------------------------------------------------------------
                                                            $37,477     $36,147
===============================================================================
             See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)
                                                               Six months ended
                                                                   June 30
-------------------------------------------------------------------------------
                                                               2000        1999
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                               $1,038      $1,170
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           127          96
    Depreciation                                                641         749
    Amortization of goodwill and intangibles                     57          53
    Customer and commercial financing valuation provision         9          20
    Gain on dispositions, net                                   (13)         (7)
    Changes in assets and liabilities -
      Short-term investments                                                 54
      Accounts receivable                                      (102)       (410)
      Inventories, net of advances and progress billings        350        (282)
      Accounts payable and other liabilities                     51         950
      Advances in excess of related costs                       234         (48)
      Income taxes payable and deferred                          72         158
      Other                                                    (416)       (278)
      Accrued retiree health care                                91          42
-------------------------------------------------------------------------------
        Net cash provided by operating activities             2,139       2,267
-------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions        (669)       (927)
  Customer financing and properties on lease, reductions      1,040         891
  Property, plant and equipment, net additions                 (452)       (712)
  Proceeds from dispositions                                     75          48
-------------------------------------------------------------------------------
        Net cash used by investing activities                    (6)       (700)
-------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                                196         145
  Debt repayments                                              (338)       (210)
  Common shares purchased                                      (348)       (676)
  Stock options exercised, other                                 29          41
  Dividends paid                                               (254)       (273)
-------------------------------------------------------------------------------
        Net cash used by financing activities                  (715)       (973)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     1,418         594

Cash and cash equivalents at beginning of year                3,354       2,183
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter              $4,772      $2,777
===============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2000, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended June 30, 2000 and 1999, are as follows:

                                  First Six Months      Second Quarter
                                  ----------------      --------------
                                  2000        1999      2000      1999
                                  ----        ----      ----      ----
Basic shares                     867.8       934.2     866.6     931.3
Diluted shares                   876.9       942.6     876.1     940.5

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

Note 3 - Available for Sale Securities

The Company holds certain common stock investments with a readily determinable fair market value. Under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, such equity securities are carried as available for sale and reported at market value. The aggregate value of all available for sale securities held on June 30, 2000, totaled $33, and is included in "other assets" on the condensed Consolidated Statements of Financial Position.

The unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity. The gross unrealized holding losses totaled $6 for the period ended June 30, 2000.


Note 4 - Income Taxes

The effective income tax provision rate of 30.5% for the first six months of 2000 is lower than the statutory federal rate, principally due to Foreign Sales Corporation tax benefits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments were $351 and $563 for the six months ended June 30, 2000 and 1999.



Note 5 - Accounts Receivable

Accounts receivable consisted of the following:

                                                        June 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
U.S. Government contracts                                $2,007          $1,970
Other                                                     1,545           1,483
-------------------------------------------------------------------------------
                                                         $3,552          $3,453
===============================================================================

Note 6 - Inventories

Inventories consisted of the following:
                                                        June 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Commercial aircraft programs and
 long-term contracts in progress                       $ 19,169        $ 19,537
Commercial spare parts, general
 stock materials and other                                1,912           2,042
-------------------------------------------------------------------------------
                                                         21,081          21,579
Less advances and progress billings                     (14,888)        (15,040)
-------------------------------------------------------------------------------
                                                       $  6,193        $  6,539
===============================================================================

Inventory costs at June 30, 2000, included unamortized tooling of $1,240 and $510 relating to the 777 and Next-Generation 737, and excess deferred production costs of $1,368 and $627 relating to the 777 and Next-Generation 737 programs. There are no significant deferred production costs or unamortized tooling associated with the 717 program.


Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                        June 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Aircraft financing
 Notes receivable                                        $  673          $  781
 Investment in sales-type/financing leases                  989           1,497
 Operating lease equipment, at cost,
  Less accumulated depreciation of $327 and $304          2,090           2,357
Commercial equipment financing
 Notes receivable                                           828             730
 Investment in sales-type/financing leases                  661             506
 Operating lease equipment, at cost,
  Less accumulated depreciation of $72 and $92              507             408
-------------------------------------------------------------------------------
Less valuation allowance                                   (202)           (275)
-------------------------------------------------------------------------------
                                                         $5,546          $6,004
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first six months of 2000 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 1999                                     $(275)
Charged to costs and expenses                                                (9)
Deductions from reserves                                                     82
-------------------------------------------------------------------------------
Ending balance - June 30, 2000                                            $(202)
===============================================================================


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                        June 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Accounts payable                                        $ 5,042         $ 4,909
Accrued compensation and employee benefit costs           2,559           2,421
Dividends payable                                           126             128
Lease and other deposits                                    429             647
Other                                                     3,162           3,164
-------------------------------------------------------------------------------
                                                        $11,318         $11,269
===============================================================================

Note 9 - Postretirement Plans

Beginning January 1, 2000, the actuarial assumptions used to calculate net periodic pension income were the following: a discount rate of 7.50%, an expected return on plan assets of 9.25%, and an annual rate of compensation increase of 5.50%. The increase in the expected return on plan assets from 9.00% as of December 31, 1999, to 9.25% resulted in additional net periodic pension income of $21 in the second quarter of 2000 and $42 for the six months ended June 30, 2000.

Note 10 - Debt

Short- and long-term debt consisted of the following:
                                                        June 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Unsecured debentures and notes:
  8.25% due Jul. 1, 2000                                  $  200         $  200
  8 3/8% due Feb. 15, 2001                                   176            177
  7.565% due Mar. 30, 2002                                    50             52
  9.25% due Apr. 1, 2002                                     120            120
  6 3/4% due Sep. 15, 2002                                   299            298
  6.35% due Jun. 15, 2003                                    300            300
  7 7/8% due Feb. 15, 2005                                   206            207
  6 5/8% due Jun. 1, 2005                                    294            293
  6.875% due Nov. 1, 2006                                    249            248
  8 1/10% due Nov. 15, 2006                                  175            175
  9.75% due Apr. 1, 2012                                     348            348
  8 3/4% due Aug. 15, 2021                                   398            398
  7.95% due Aug. 15, 2024                                    300            300
  7 1/4% due Jun. 15, 2025                                   247            247
  8 3/4% due Sep. 15, 2031                                   248            248
  8 5/8% due Nov. 15, 2031                                   173            173
  6 5/8% due Feb. 15, 2038                                   300            300
  7.865% due Aug. 15, 2042                                   100            100
  7 7/8% due Apr. 15, 2043                                   173            173
  6 7/8% due Oct. 15, 2043                                   125            125

Senior debt securities,
  6.0% - 9.4%, due through 2011                               27             30
Senior medium-term notes,
  5.6% - 7.6%, due through 2017                            1,350          1,426
Subordinated medium-term notes,
  5.5% - 8.3%, due through 2004                               45             45
Capital lease obligations due through 2008                   420            386
Other notes                                                  267            363
-------------------------------------------------------------------------------
                                                          $6,590         $6,732
===============================================================================

The Company has $2,400 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $259 and $261 for the six-month periods ended June 30, 2000 and 1999, and interest payments were $253 and $239, respectively.

Additionally, Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, has filed shelf registrations with the Securities and Exchange Commission totaling $1,200, on which $1,060 has been drawn. BCC has additionally filed a Form S-3 Registration Statement for a public shelf registration of $2,500 in debt securities, and has made no draw-downs as of June 30, 2000.

Short-term debt and current portion of long-term debt as of June 30, 2000, consist of the following: $376 of unsecured debentures and notes, $300 of senior debt securities, senior medium-term notes, and subordinated medium-term notes, $71 of capital lease obligations, and $186 of other notes.

Note 11 - Shareholders' Equity
Changes in shareholders' equity for the six-month periods ended June 30, 2000 and 1999, consisted of the following:
-------------------------------------------------------------------------------
                                                 2000                1999
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1           1,011,870  $ 5,059  1,011,870  $ 5,059
-------------------------------------------------------------------------------
 Ending balance - June 30                1,011,870  $ 5,059  1,011,870  $ 5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 1,684             $ 1,147
  Share-based compensation                              127                  96
  Treasury shares issued for
   incentive stock plans, net                           (22)                (26)
  Tax benefit related to incentive stock plans            4                   5
  ShareValue Trust market value adjustment               21                 431
-------------------------------------------------------------------------------
 Ending balance - June 30                           $ 1,814             $ 1,653
===============================================================================
Treasury stock
 Beginning balance - January 1             102,357  $(4,161)    35,846  $(1,321)
  Treasury shares issued for
   incentive stock plans, net               (1,017)      41     (1,597)      59
  Treasury shares acquired                   8,700     (348)    16,286     (676)
-------------------------------------------------------------------------------
 Ending balance - June 30                  110,040  $(4,468)    50,535  $(1,938)
===============================================================================
Retained earnings
 Beginning balance - January 1                      $10,487             $ 8,706
  Net earnings                                        1,038               1,170
  Cash dividends declared                              (253)               (271)
-------------------------------------------------------------------------------
 Ending balance - June 30                           $11,272             $ 9,605
===============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                      $     6             $   (23)
  Unrealized losses on certain investments               (6)
  Foreign currency translation adjustment                 4
-------------------------------------------------------------------------------
 Ending balance - June 30                           $     4             $   (23)
===============================================================================
Unearned compensation
 Beginning balance - January 1                      $   (12)            $   (17)
  Amortization                                            2                   1
  Forfeitures                                                                 2
-------------------------------------------------------------------------------
 Ending balance - June 30                           $   (10)            $   (14)
===============================================================================
ShareValue Trust
 Beginning balance - January 1              38,696  $(1,601)    38,167  $(1,235)
 Shares acquired from dividend reinvestment    281                 278
 Market value adjustment                                (21)               (431)
-------------------------------------------------------------------------------
 Ending balance - June 30                   38,977  $(1,622)    38,445  $(1,666)
===============================================================================

For the six months ended June 30, 2000 and 1999, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings, except for the $4 currency translation adjustment and $6 unrealized losses on certain investments reported for the six months ended June 30, 2000. As a result, comprehensive income and net earnings were substantially the same for these periods.

Note 12 - Share-Based Compensation

Share-based plans expense consisted of the following:

                                          Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Performance shares                           $ 58      $36         $32      $22
ShareValue Trust                               36       36          18       18
Stock Options, other                           33       24          17       10
-------------------------------------------------------------------------------
                                             $127      $96         $67      $50
===============================================================================

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2000, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in

1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action is currently set for trial on June 4, 2001. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy; the indictment has since been dismissed as against this employee. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification must be filed by August 25, 2000. The Company intends to vigorously contest this lawsuit.

Note 14 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:
                                          Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                    $15,051  $19,917     $ 9,880  $10,122
  Military Aircraft and Missiles            6,057    6,177       3,158    3,210
  Space and Communications                  3,457    3,272       1,798    1,729
  Customer and Commercial Financing/Other     355      357         180      184
  Accounting differences/eliminations        (169)    (209)       (175)    (123)
-------------------------------------------------------------------------------
  Operating revenues                      $24,751  $29,514     $14,841  $15,122
===============================================================================

Earnings from operations:
  Commercial Airplanes                    $ 1,141  $   844     $   882  $   448
  Military Aircraft and Missiles              548      690         250      368
  Space and Communications                     22      155         (38)      94
  Customer and Commercial Financing/Other     220      192         115      104
  Accounting differences/eliminations        (247)    (120)       (199)     (91)
  Share-based plans                          (127)     (96)        (67)     (50)
  Other unallocated expense                   (76)    (133)        (18)     (80)
-------------------------------------------------------------------------------
  Earnings from operations                $ 1,481  $ 1,532     $   925  $   793
  Other income, principally interest          222      375          73      335
  Interest and debt expense                  (210)    (219)       (107)    (110)
-------------------------------------------------------------------------------
  Earnings before income taxes            $ 1,493  $ 1,688     $   891  $ 1,018
  Income taxes                                455      518         271      317
-------------------------------------------------------------------------------
  Net earnings                            $ 1,038  $ 1,170     $   620  $   701
===============================================================================

Research and development:
  Commercial Airplanes                    $   263  $   366     $   160  $   184
  Military Aircraft and Missiles              125      119          64       57
  Space and Communications                    275      226         151      109
-------------------------------------------------------------------------------
  Total research and development expense  $   663  $   711     $   375  $   350
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

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1999 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(321) and $(7) for the six months ended June 30, 2000 and 1999.

Customer advance payments prior to delivery may be delayed or contractually deferred from a baseline schedule, resulting in the recognition of interest income. Beginning in first quarter 2000, revenues and income resulting from deferred customer advances were identified to the Commercial Airplanes segment, and had previously been identified to the Customer and Commercial Financing/Other segment. For the first six months of 1999, $27 of revenues and operating income had been reclassified from the Customer and Commercial Financing/Other segment to the Commercial Airplanes segment to conform with the 2000 presentation.

The 'Accounting differences/eliminations' caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the differences between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the 'Accounting differences/eliminations' caption.

-------------------------------------------------------------------------------
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
| Certain statements in this release contain "forward-looking" information | | that involves risk and uncertainty, including projections for new business |
| and new business opportunities (including "new frontier" aerospace          |
| opportunities and e-commerce global aerospace and defense trading           |
| exchange), revenues and revenue growth potential, execution of post-strike | | recovery plans, operating margins and margin growth potential, deliveries, | | compliance with delivery schedules, performance against company targets, | | research and development, new products, current and future markets for the | | Company's products, acquisition of the Hughes space and communications |
| business and synergies expected in connection therewith, orders and         |
| contracts for company products, decisions regarding production of company | | products, launches, sales, earnings, cash, disposition of certain company |
| businesses, performance against key metrics of the Company's value          |
| scorecard, inventory turns, facilities consolidation, overhead reduction, | | supplier base reduction, and other trend projections. This forward-looking | | information is based upon a number of assumptions including assumptions | | regarding demand; current and future markets for the Company's products and | | services; internal performance; product performance; customer financing; |
| customer, supplier and subcontractor performance; customer model            |
| selections; favorable outcomes of certain pending sales campaigns; supplier | | contract negotiations; price escalation; government policies and actions; |
| successful negotiation of contracts with the Company's labor unions;        |
| regulatory approvals; and successful execution of acquisition and           |
| divestiture plans.  Actual future results and trends may differ materially  |
| depending on a variety of factors, including the Company's successful       |
| execution of internal performance plans, including continued research and | | development, production recovery, production rate increases and decreases, | | production system initiatives, timing of product deliveries and launches, | | supplier contract negotiations, asset management plans, acquisition and | | divestiture plans, procurement plans, and other cost-reduction efforts; | | acceptance of new products and services; product performance risks; the | | cyclical nature of some of the Company's businesses; volatility of the |
| market for certain products and services; domestic and international        |
| competition in the defense, space and commercial areas; continued           |
| integration of acquired businesses; uncertainties associated with           |
| regulatory certifications of the Company's commercial aircraft by the U.S.  |
| Government and foreign governments; actions by regulatory agencies in       |
| regard to the proposed acquisition of the Hughes space and communications | | business and other new ventures; other regulatory uncertainties; collective |
| bargaining labor disputes; performance issues with key suppliers,           |
| subcontractors and customers; governmental export and import policies; | | factors that result in significant and prolonged disruption to air travel |
| worldwide; global trade policies; worldwide political stability and         |
| economic conditions, particularly in Asia; real estate market fluctuations | | in areas where company facilities are located; price escalation trends; the | | outcome of political and legal processes, including uncertainty regarding | | government funding of certain programs; changing priorities or reductions | | in the U.S. Government or foreign government defense and space budgets; | | termination of government contracts due to unilateral government action or | | failure to perform; legal, financial and governmental risks related to |
| international transactions; legal proceedings; and other economic,          |
| political and technological risks and uncertainties.  Additional            |
| information regarding these factors is contained in the Company's SEC       |
| filings, including, without limitation, the Company's Annual Report on Form |
| 10-K for the year ended 1999.                                               |
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $24.8 billion for the first six months of 2000 were 16% lower than sales for the comparable period of 1999. Sales of $14.8 billion in second quarter 2000 were 2% lower than sales for the comparable period of 1999. For the first six months, a total of 242 commercial aircraft were delivered in 2000 (including one Airborne Laser 747), compared with 313 for the same period in 1999. In second quarter 2000, 167 commercial airplanes were delivered compared with 165 in second quarter 1999. Approximately 490 commercial aircraft deliveries are currently projected for the full year 2000, compared with 620 in 1999. Total sales for 2000 are projected to be in the $51 billion range, compared with $58 billion in 1999.

Commercial jet aircraft deliveries were as follows:

                                Six months ended        Three months ended
                                     June 30                 June 30
       --------------------------------------------------------------------
        Model                   2000        1999        2000        1999
       --------------------------------------------------------------------
        717                       11 (5)       -           8 (4)       -
        737 Classic                2          25           -          11
        737 Next-Generation      141         139         102          78
        747                       12*         26           8          12
        757                       28          36          18          19
        767                       18          25          13          14
        777                       27          45          17          22
        MD-80                      -           8 (8)       -           6 (6)
        MD-90                      -           6           -           1
        MD-11                      3           3           1           2
       --------------------------------------------------------------------
              Total              242         313          167        165
       ====================================================================

       *Includes one Airborne Laser 747

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:

                                Six months ended      Three months ended
                                    June 30                 June 30
        ----------------------------------------------------------------
        Model                   2000        1999        2000        1999
        ----------------------------------------------------------------
        C-17                       6           5           3           3
        F-15                       5          21           1          12
        F/A-18C/D                 14          14           8           8
        F/A-18E/F                 11           6           7           4
        T-45TS                     9           6           5           3
        CH-47                      4           7           3           4
        AH-64 Intl (New Builds)    4           6           2           3
        AH-64 Reman               29          23          15          12


Space and Communications segment deliveries included the following:

                                Six months ended      Three months ended
                                    June 30                 June 30
        ----------------------------------------------------------------
        Model                   2000        1999        2000        1999
        ----------------------------------------------------------------
        767 AWACS                  -           2           -           -
        Delta II                   2           5           -           3
        Delta III                  -           1           -           1


Earnings
--------

Net earnings for the second quarter of 2000 were $620 million, compared with $701 million for the same period in 1999. The second quarter 1999 results included net interest income of $289 million, or $181 million after tax, associated with a partial agreement between the Company and the Internal Revenue Service on an IRS examination of the years 1988 through 1991.

Net earnings for the first half of 2000 were $1,038 million, or 11.3% lower than the net earnings of $1,170 million for the same period of 1999. Earnings for the first six months of 2000 included a pretax gain of $41 million, or $26 million on an after-tax basis, on a sale of a long-held equity instrument, and interest income of $53 million, or $33 million on an after-tax basis, related to interest income from a federal income tax audit settlement. Net earnings for the first six months of 1999 included the second-quarter interest income from the partial tax agreement discussed above.

Research and development expense for the first six months of 2000 totaled $663 million. This represents a 6.7% decrease from the same period in 1999. Research and development expense totaled $375 million for the quarter, compared with $350 million for the same period of 1999. Commercial Airplanes research and development expense of $160 million for second quarter 2000 was lower than the $184 million expense for second quarter 1999, principally due to reduced spending attributable to the 767-400ER and 717 programs. Commercial Airplanes research and development for 2000 includes increased spending attributable to development of two longer-range 777 models. Total Commercial Airplanes research and development expense is projected to increase in the second half of 2000 since first-half 2000 spending was impacted by the 40-day work stoppage by the

Society of Professional Engineering Employees in Aerospace (SPEEA) which ended March 19, 2000. Space and Communications segment research and development expense of $151 million for second quarter 2000 was higher than the $109 million expense for the second quarter of 1999, and principally reflects continued spending on the Delta IV program and development for Connexion by Boeing, a mobile, high-speed, broad-band, two-way data communications service for global travelers. Based on current programs and schedules, research and development expense for the full year 2000 is projected to be approximately $1.5 billion, compared with $1.3 billion in 1999.

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

Operating Earnings
------------------

Commercial Airplanes

Second quarter 2000 commercial jet aircraft deliveries totaled 167 compared with 165 during the same period in 1999, and 75 for first quarter 2000. The increase in second quarter 2000 deliveries relative to the first quarter resulted from the Company substantially recovering from the first-quarter 2000 SPEEA strike. Commercial Airplanes segment second quarter 2000 operating earnings, based on the unit cost of airplanes delivered, were $882 million, compared with $448 million for the same period in 1999. The overall Commercial Airplanes segment operating profit margin was approximately 8.9% for the second quarter of 2000, compared with 4.4% for the same period in 1999 and 5.0% for the first quarter of 2000. The second quarter 2000 margin increase over the same period in 1999 primarily reflects improvements in the production process. The margin increase over first quarter 2000 additionally reflects margin improvements due to airplanes substantially built in the first quarter but delivered in the second quarter.

As of June 30, 2000, the Company had cumulatively delivered 23 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 1999 Annual Report. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders.

Current firm contracts for the 717 program include a contract for 50 airplanes with Trans World Airlines (TWA) of which four have delivered. In April 1999, Moody's rating agency lowered TWA's outlook from Stable to Negative.




Military Aircraft and Missiles

Military Aircraft and Missiles segment second quarter 2000 operating earnings were $250 million, compared with $368 million for the same period in 1999. The operating margin of 7.9% for second quarter 2000 compares with a second quarter 1999 margin of 11.5%. The lower earnings in second quarter 2000 reflect fewer F-15 deliveries, less favorable program performance on certain helicopter programs, and lower margins associated with various aerospace support contracts. The second quarter 1999 segment operating earnings also reflected a $45 million charge related to a decision by the government of Greece to forego the purchase of F-15 aircraft.

In second quarter 2000, the U.S. Navy signed a multi-year contract for 222 F/A-18E/F Super Hornet aircraft. The five-year, $8.9 billion contract joins the other 62 F/A-18E/F already on contract, for a total of 284 planes. The first aircraft under the multi-year contract will be delivered later this year.

The United Kingdom announced its selection of the C-17 for its strategic airlift requirement and the Meteor air-to-air missile system for its fleet of

Eurofighters. The United Kingdom agreed to lease four C-17s. Assembly on the first C-17 for the United Kingdom began on June 27. The Company is a member of the international team developing the Meteor missile and will assist with aircraft-weapon systems integration, risk management and marketing activities in selected markets.

The $3.1 billion development contract for the RAH-66 Comanche helicopter was signed in second quarter 2000. Boeing is a 50% partner in this program with United Technologies. The program will manufacture and deliver 13 new helicopters for development and operational testing. The Company also reached an agreement with the U.S. Army to proceed with a second multi-year procurement of Apache attack helicopters. The agreement, worth up to $2.6 billion, authorizes as many as 298 aircraft.

Space and Communications

Space and Communications had an operating loss of $38 million for the second quarter of 2000, compared with operating earnings of $94 million in the same period in 1999. The reduced earnings reflect $42 million of additional research and development expense in second quarter 2000 relative to second quarter 1999. Second quarter 2000 results were also impacted by a pretax charge of $55 million associated with the incurred costs of a planned demonstration launch of a Delta III rocket in August 2000. Some additional costs will be expensed as incurred in the third quarter up to the time of launch.

The commercial satellite market is the key factor in determining the need for commercial launch services. Recent delays in the start-up of commercial satellite programs and system changes have caused a softening of the market. These factors, combined with the lack of a successful Delta III launch, may adversely affect the future financial condition of Delta III program. The Company's decision to perform a demonstration launch at company expense is intended to prove system reliability. The Company continues to monitor potential exposures for the Delta III program by assessing the estimated revenues attributable to future Delta III launches, including revenue for launch positions that are currently unsold, along with assessing inventory and supplier commitments.

On March 12, 2000, Sea Launch, a joint venture of which Boeing is a 40% partner, experienced a mission failure. A Joint Review Failure Oversight Board was formed to identify the root cause of the failure and the corrective action required. On June 12, 2000, the Oversight Board reached full consensus that corrective actions were being implemented satisfactorily. The next launch for the Sea Launch venture occurred July 28, 2000, and was a mission success.

The Company to date has extended customer guarantees totaling $273 million to cover contingent exposures in the event certain future launches are not successful or the venture fails to perform launches. A portion of any payments made under these guarantees would be subject to reimbursement by other venture partners. The Sea Launch venture could also incur a significant financial exposure from continued softening of the launch market.

In the second quarter, the Company announced its intent to purchase Autometric Inc., a leading supplier of software products and services in the geospatial information technology marketplace. This acquisition is in keeping with the Company's strategy to make niche acquisitions in key areas in order to provide the skill and technologies necessary to enhance the Company's global leadership in large-scale systems integration.

On January 13, 2000, the Company announced an agreement to acquire the Hughes space and communications business and related operations for $3.75 billion. The transaction is subject to regulatory and government reviews and is expected to be finalized by the end of third quarter 2000. Hughes is a technological leader in space-based communications, reconnaissance, surveillance and imaging systems. It is also a leading manufacturer of commercial satellites. Under the definitive agreement, the Company will acquire Hughes Electron Dynamics, a supplier of electronic components for satellites, and Spectrolab, a provider of solar cells and panels for satellites.

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

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position remains strong, with cash and short-term investments totaling $4.9 billion at June 30, 2000, after repurchasing 8.7 million shares for $348 million during the first six months of 2000. To date, the Company has repurchased 116 million shares for $4.7 billion under a share repurchase plan approved by the Board of Directors. Excluding Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at 29% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 35% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $2.40 billion, remain available but unused. Also, BCC has an unused balance of $140 million on its $1.2 billion shelf registration, and an additional shelf registration of $2.5 billion.

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

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):
                                      June 30   March 31   December 31
       ----------------------------------------------------------------
                                         2000       2000          1999
       ----------------------------------------------------------------
        Commercial Airplanes           $ 77.1     $ 75.7         $73.0
        Military Aircraft and Missiles   18.8       16.8          15.6
        Space and Communications          9.1        9.6          10.6
       ----------------------------------------------------------------
        Total contractual backlog      $105.0     $102.1         $99.2
       ================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $24.5 billion at June 30, 2000, compared with $24.4 billion at December 31, 1999.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, at the beginning of 2001. The Company has begun evaluating the impact that will result from adopting SFAS No. 133; however, since this evaluation has not been completed, the Company cannot assess the impact on the financial statements at this time.

Revenue Recognition
-------------------

The Company has reviewed Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company's revenue recognition practices were already consistent with SAB No. 101, so its promulgation had no impact on the Company's financial statements.



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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of June 30, 2000, the notional value of such derivatives was $464 million, with a net unrealized loss of $30 million. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2000, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action is currently set for trial on June 4, 2001. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy; the indictment has since been dismissed as against this employee. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification must be filed by August 25, 2000. The Company intends to vigorously contest this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits
              (3) Articles of Incorporation and By Laws
                  (i) By-Laws, as amended and restated on May 1, 2000.
                      Filed herewith.

             (10) Material Contracts
                    Management Contracts and Compensatory Plans.
                  (i) Amendment No. 1, dated as of June 26, 2000, to
                      Employment Agreement with Harry C. Stonecipher dated August 1, 1997. Filed herewith.
                 (ii) 1999 Bonus and Retention Award Plan, as adopted
                      on April 26, 1999. Filed herewith.
                (iii) 1997 Incentive Stock Plan, as amended on May 1,
                      2000. (Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

             (15) Letter from independent accountants regarding unaudited interim financial information.  Page 55.

             (27) Financial Data Schedule for the six-month period ending
                  June 30, 2000. Filed herewith.

        (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter covered by this report.

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of June 30, 2000, the condensed consolidated statements of operations for the six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three- and six-month periods ended June 30, 2000 and 1999, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, and the related condensed consolidated statements of cash flows six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

July 21, 2000

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BOEING COMPANY
                                         ------------------------------
                                                  (Registrant)


        August 2, 2000                   /s/  Laurette T. Koellner
       ----------------                  ------------------------------
            (Date)                            Laurette T. Koellner
                                            Vice President of Finance
                                              & Corporate Controller

                               EXHIBIT (3)(i)


                                   BY-LAWS

                                     OF

                             THE BOEING COMPANY

                    (As amended and restated May 1, 2000)

                             THE BOEING COMPANY
                                   BY-LAWS
                              TABLE OF CONTENTS

                                  ARTICLE I
                           Stockholders' Meetings
                                                                    Page
                                                                    ----
Section 1.      Annual Meetings                                        1
Section 2.      Special Meetings                                       1
Section 3.      Place of Meeting                                       1
Section 4.      Notice of Meetings                                     1
Section 5.      Waivers of Notice                                      2
Section 6.      Quorum                                                 2
Section 7.      Proxies                                                2
        7.1     Appointment                                            2
        7.2     Delivery to Corporation; Duration                      3
Section 8.      Inspectors of Election                                 3
        8.1     Appointment                                            3
        8.2     Duties                                                 3
        8.3     Determination of Proxy Validity                        3
Section 9.      Fixing the Record Date                                 3
        9.1     Meetings                                               3
        9.2     Consent to Corporate Action Without a Meeting          4
        9.3     Dividends, Distributions, and Other Rights             4
        9.4     Voting List                                            4
Section 10.     Action By Stockholders Without a Meeting               5
Section 11.     Business and Nominations at Stockholders' Meetings     5
        11.1    Business and Nominations at Annual Meetings            5
        11.2    Stockholder Notice                                     6
        11.3    Business and Nominations at Special Meetings           6
        11.4    Stockholder Meeting Procedures                         6
        11.5    Public Announcement of Stockholders' Meetings          7
Section 12.     Notice to Corporation                                  7


                                 ARTICLE II
                             Board of Directors
Section 1.      Number and Term of Office                              7
Section 2.      Nomination and Election                                7
        2.1     Nomination                                             7
        2.2     Election                                               7
Section 3.      Place of Meeting                                       8
Section 4.      Annual Meeting                                         8
Section 5.      Stated Meetings                                        8
Section 6.      Special Meetings                                       8
        6.1     Convenors and Notice                                   8
        6.2     Waiver of Notice                                       8
Section 7.      Quorum and Manner of Acting                            8
Section 8.      Chairman of the Board                                  9
Section 9.      Resignations                                           9
Section 10.     Removal of Directors                                   9
Section 11.     Filling of Vacancies Not Caused by Removal             9
Section 12.     Directors' Fees                                        9
Section 13.     Action Without a Meeting                               9

                                 ARTICLE III
                              Board Committees

Section 1.      Audit Committee                                        9
Section 2.      Other Committees                                      10
        2.1     Committee Powers                                      10
        2.2     Committee Members                                     10
Section 3.      Quorum and Manner of Acting                           10

                                 ARTICLE IV
                            Officers and Agents:
                   Terms, Compensation, Removal, Vacancies

Section 1.      Officers                                              10
Section 2.      Term of Office                                        11
Section 3.      Salaries of Elected Officers                          11
Section 4.      Bonuses                                               11
Section 5.      Removal of Elected and Appointed Officers             11
Section 6.      Vacancies                                             11

                                  ARTICLE V
                         Officers' Duties and Powers

Section 1.      Chairman of the Board                                 11
Section 2.      President                                             11
Section 3.      Chief Executive Officer                               12
Section 4.      Vice Presidents and Controller                        12
Section 5.      Secretary                                             12
Section 6.      Treasurer                                             12
Section 7.      Additional Powers and Duties                          12
Section 8.      Disaster Emergency Powers of Acting Officers          12

                                 ARTICLE VI
                        Stock and Transfers of Stock

Section 1.      Stock Certificates                                    13
Section 2.      Transfer Agents and Registrars                        13
Section 3.      Transfers of Stock                                    14
Section 4.      Lost Certificates                                     14

                                 ARTICLE VII
                                Miscellaneous

Section 1.      Fiscal Year                                           14
Section 2.	(Repealed)
Section 3.      Signing of Negotiable Instruments                     14
Section 4.      Indemnification of Directors and Officers             14
        4.1     Right to Indemnification                              14
        4.2     Right of Indemnitee to Bring Suit                     15
        4.3     Nonexclusivity of Rights                              16
        4.4     Insurance, Contracts, and Funding                     16
        4.5     Persons Serving Other Entities                        16
        4.6     Indemnification of Employees and Agents               16
		of the Corporation
        4.7     Procedures for the Submission of Claims               16

                                ARTICLE VIII
                                 Amendments

Section 1.      Amendment of the By-Laws: General                     17
Section 2.      Amendments as to Compensation and Removal of Officers 17
Section 3.      Amendments as to Shareholder Meetings, Directors      17
Section 4.      Amendment of this Article VIII                        17

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

SECTION 9.  Fixing the Record Date.
9.1 Meetings. For the purpose of determining stockholders entitled to notice of and to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall be not fewer than thirty nor more than sixty (or the maximum number permitted by applicable law) days before the date of such meeting. If the corporation has an Interested Stockholder as defined in Article EIGHTH of the Certificate of Incorporation, the record date for each special meeting of stockholders shall be not fewer than fifty-five nor more than sixty (or the maximum number permitted by applicable law) days before the meeting date, unless the calling of such meeting is ratified by the affirmative vote of a majority of the Continuing Directors, as defined in Article EIGHTH of the Certificate of Incorporation. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of and to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of and to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

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

9.3 Dividends, Distributions, and Other Rights. For the purpose of determining the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date on which the resolu-tion fixing the record date is adopted, and which record date shall be not more than sixty (or the maximum number permitted by applicable law) days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

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

SECTION 11.  Business and Nominations at Stockholders' Meetings.
11.1 Business and Nominations at Annual Meetings. In addition to the election of directors, other proper business may be transacted at the annual meeting of stockholders, provided that such business is a proper matter for stockholder action and is properly brought before such meeting. To be properly brought before an annual meeting, nominations of persons for election to the Board of Directors and business to be considered by stockholders must be (a) made or brought by or at the direction of the Board of Directors, or (b) made or brought before the meeting by a stockholder of the Corporation who is a stockholder of record at the time of giving notice as required in this By-Law, who is entitled to vote at the meeting, and who complies with the notice procedures set forth in this By-Law. Notice by a stockholder pursuant to (b) above must be in writing, in accordance with
Section 12 of this Article I, and received by the Secretary not earlier than the one-hundred and twentieth day nor later than the close of business on the ninetieth day prior to the date specified in Section 1 of this Article I for such annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty days before or more than sixty days after such date, notice by the stockholder must be received by the Secretary not earlier than the one-hundred and twentieth day prior to such annual meeting and not later than the close of business on the ninetieth day prior to such annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made by the Corporation.

11.2    Stockholder Notice.  Any stockholder notice given pursuant to Section
11.1 shall set forth (i) the name and address of the stockholder proposing such business and of the beneficial owner, if any, on whose behalf the proposal or nomination is made; (ii) a representation that the stockholder is entitled to vote at such meeting and a statement of the number of shares of the Corporation which are owned by the stockholder and the number of shares which are beneficially owned by the beneficial owner, if any; (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person or persons or to propose the business specified in the notice; and (iv) as to each person the stockholder proposes to nominate for election or re-election as a director, the name and address of such person and such other information regarding such nominee as would be required in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had such nominee been nominated by the Board of Directors, and a description of any arrangements or understandings, between the stockholder and such nominee and any other persons (including their names), pursuant to which the nomination is to be made, and the written consent of each such nominee to being named in the proxy statement as a nominee and to serving as a director if elected; or, as to each matter the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting, the language of the business matter (if appropriate), and any material interest of the stockholder in such business.

11.3 Business and Nominations at Special Meetings. At any special meeting of the stockholders, only such business as is specified in the notice of such special meeting given by or at the direction of the person or persons calling such meeting, in accordance with Section 2 of this Article I, shall come before such meeting. Nominations of persons for election to the Board of Directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the Corporation's notice of meeting (a) by or at the direction of the Board of Directors or (b) provided that the Board of Directors has determined that directors shall be elected at such meeting, by any stockholder of the Corporation who is a stockholder of record at the time of giving of notice provided for in this By-Law, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any such stockholder may nominate a person or persons for election to such position(s) as specified in the Corporation's notice of meeting, if the stockholder's notice required by paragraph 11.1 of this By-Law shall be delivered to the Secretary not earlier than the one hundred and twentieth day nor later than the ninetieth day prior to such special meeting or the tenth day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

11.4 Stockholder Meeting Procedures. No business shall be conducted nor director nominations made at any meeting of stockholders except in accordance with this Section 11. If the facts warrant, the Board of Directors, or the chairman of a stockholders' meeting at which directors are to be elected, may determine and declare (a) that a proposal does not constitute proper business to be transacted at the meeting or (b) that business was not properly brought before the meeting in accordance with the provisions of this Section 11 or
(c) that a nomination was not made in accordance with this Section 11; and, if it is so determined, the defective proposal or nomination shall be disregarded and shall not be transacted or acted upon. The right of stockholders to bring business before or to make nominations pursuant to the foregoing procedure is subject to the rights of the holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation. The procedures set forth in this Section 11 for stockholders' bringing business before a stockholders' meeting or stockholders' making nominations for the election of directors are in addition to, and not in lieu or limitation of, (a) any procedures now in effect or hereafter adopted by or at the direction of the Board of Directors or any committee thereof and (b) the requirements set forth in Rule 14a-8 and Rule 14a-11 under Section 14 of the Securities Exchange Act of 1934, or any successor provisions.

11.5	Public Announcement of Stockholders' Meetings. For purposes of this By-
Law, "public announcement" as to an annual or special meeting of stockholders shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act. In no event shall the public announcement of an adjournment of an annual or special meeting commence a new time period for the giving of a stockholder's notice as described above.

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

SECTION 2.  Nomination and Election.
2.1	Nomination.  Only persons who are nominated in accordance with Article
I, Section 11 of these By-Laws shall be eligible for election as directors.

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

                                 ARTICLE III
                              Board Committees
SECTION 1.  Audit Committee.
In addition to any committees appointed pursuant to Section 2 of this Article, there shall be an Audit Committee, appointed annually by the Board of Directors, consisting of at least three directors who are not members of management. It shall be the responsibility of the Audit Committee to review the scope and results of the annual independent audit of books and records of the Corporation and its subsidiaries and to discharge such other responsibilities as may from time to time be assigned to it by the Board of Directors. The Audit Committee shall meet at such times and places as the members deem advisable, and shall make such recommendations to the Board of Directors as they consider appropriate.

SECTION 2.  Other Committees.
2.1 Committee Powers. The Board of Directors may appoint standing or temporary committees and invest such committees with such powers as it may see fit, with power to subdelegate such powers if deemed desirable by the Board of Directors; but no such committee shall have the power or authority of the Board of Directors to adopt, amend, or repeal the By-Laws of the Corporation or approve, adopt or recommend to the stockholders of the Corporation any action or matter expressly required by the Certificate of Incorporation, these By-Laws or the Delaware General Corporation Law to be submitted to stockholders for approval.

2.2 Committee Members. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not such member or members constitute a quorum, may unanimously appoint another member of the Board to act at the meeting in the place of any such absent or disqualified member.

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

SECTION 5.  Secretary.
The Secretary shall attend to the giving of notice of all meetings of stockholders and of the Board of Directors and shall keep and attest true records of all proceedings thereat. The Secretary shall have charge of the corporate seal and have authority to attest any and all instruments or writings to which the same may be affixed and shall keep and account for all books, documents, papers, and records of the Corporation relating to its corporate organization. The Secretary shall have authority to sign stock certificates and shall generally perform all the duties usually appertaining to the office of secretary of a corporation. In the absence of the Secretary, an Assistant Secretary or Secretary pro tempore shall perform the duties of the Secretary.

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

SECTION 8.  Disaster Emergency Powers of Acting Officers.
If, as a result of a disaster or other state of emergency, the Chief Executive Officer is unable to perform the duties of that office, (a) the powers and duties of the Chief Executive Officer shall be performed by the employee with the highest base salary who shall be available and capable of performing such powers and duties and, if more than one such employee has the same base salary, by the employee whose surname begins with the earliest letter of the alphabet among the group of those employees with the same base salary; and (b) the officer performing such duties shall continue to perform such powers and duties until the Chief Executive Officer becomes capable of performing those duties or until the Board of Directors shall have elected a new Chief Executive Officer or designated another individual as Acting Chief Executive Officer; and (c) such officer shall have the power in addition to all other powers granted to the Chief Executive Officer by these By-Laws and by the Board of Directors to appoint an acting President, acting Vice President-Finance, acting Controller, acting Secretary, and acting
Treasurer, if any of the persons duly elected to any such office is not by reason of such disaster or emergency able to perform the duties of such office, each of such acting appointees to serve in such capacities until the officer for whom the appointee is acting becomes capable of performing the duties of such office or until the Board of Directors shall have designated another individual to perform such duties or have elected another person to fill such office; and (d) any such acting officer so appointed shall be entitled to exercise all powers vested by the By-Laws or the Board of Directors in the duly elected officer for whom the acting officer is acting; and (e) anyone transacting business with this Corporation may rely upon a certification by any two officers of the Corporation that a specified individual has succeeded to the powers of the Chief Executive Officer and that such person has appointed other acting officers as herein provided and any person, firm, corporation, or other entity to which such certification has been delivered by such officers may continue to rely upon it until notified of a change in writing signed by two officers of this Corporation.

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

SECTION 4.  Indemnification of Directors and Officers.
4.1 Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any actual or threatened action, suit, or proceeding, whether civil, criminal, administrative, or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer of the Corporation or that, being or having been such a director or officer or an employee of the Corporation, he or she is or was serving at the request of an executive officer of the Corporation as a director, officer, employee, or agent of another corporation or of a partnership, joint venture, trust, or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as such a director, officer, employee, or agent or in any other capacity while serving as such a director, officer, employee, or agent, shall be indemnified and held harmless by the Corporation to the full extent permitted by the Delaware General Corporation Law, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than permitted prior thereto), or by other applicable law as then in effect, against all expense, liability, and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the indemnitee's heirs, executors, and administrators; provided, however, that except as provided in
Section 4.2 with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized or ratified by the Board of Directors of the Corporation. The right to indemnification conferred in this Section 4.1 shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including, without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an under-taking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this Section 4.1 or otherwise; and provided, further, that an advancement of expenses shall not be made if the Corporation's Board of Directors makes a good faith determination that such payment would violate law or public policy.

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

4.3 Nonexclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section 4 shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provisions of the Certificate of Incorporation, By-Laws, agreement, vote of stockholders or disinterested directors, or otherwise. Notwith-standing any amendment to or repeal of this Section 4, or of any of the procedures established by the Board of Directors pursuant to Section 4.7, any indemnitee shall be entitled to indemnification in accordance with the provisions hereof and thereof with respect to any acts or omissions of such indemnitee occurring prior to such amendment or repeal.

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

4.5 Persons Serving Other Entities. Any person who is or was a director, officer, or employee of the Corporation who is or was serving (i) as a director or officer of another corporation of which a majority of the shares entitled to vote in the election of its directors is held by the Corporation or (ii) in an executive or management capacity in a partnership, joint venture, trust, or other enterprise of which the Corporation or a wholly owned subsidiary of the Corporation is a general partner or has a majority ownership shall be deemed to be so serving at the request of an executive officer of the Corporation and entitled to indemnification and advancement of expenses under Section 4.1.

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

                                ARTICLE VIII

                                 Amendments

SECTION 1.  Amendment of the By-Laws:  General.
Except as herein otherwise expressly provided, the By-Laws of the Corporation may be altered or repealed in any particular and new By-Laws, not inconsistent with any provision of the Certificate of Incorporation or any provision of law, may be adopted, either by the affirmative vote of the holders of record of a majority in number of the shares present in person or by proxy and entitled to vote at an annual meeting of stockholders or at a special meeting thereof, the notice of which special meeting shall include the form of the proposed altera-tion or repeal or of the proposed new By-Laws, or a summary thereof; or either
      (a) by the affirmative vote of a majority of the whole Board of Directors at any meeting thereof, or
      (b) by the affirmative vote of all the directors present at any meeting at which a quorum, less than a majority, is present;
provided, in either of the latter cases, that the notice of such meeting shall include the form of the proposed alteration or repeal or of the proposed new By-Laws, or a summary thereof.

SECTION 2. Amendments as to Compensation and Removal of Officers. Notwithstanding anything contained in these By-Laws to the contrary, the affirmative vote of the holders of record of a majority of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, at a meeting of the stockholders called for the purpose, shall be required to alter, amend, repeal, or adopt any provision inconsistent with Sections 3, 4 and 5 of Article IV hereof, notice of which meeting shall include the form of the proposed amendment, or a summary thereof.

SECTION 3.  Amendments as to Stockholders' Meetings, Directors.
Notwithstanding anything contained in these By-Laws to the contrary, either (a) the affirmative vote of a majority of the Continuing Directors, as defined in Article EIGHTH of the Certificate of Incorporation, or (b) the affirmative vote of the holders of record of at least seventy-five percent of the Voting Stock, as defined in Article EIGHTH of the Certificate of Incorporation, shall be required to alter, amend, repeal, or adopt any provision inconsistent with Sections 1, 2, and 4 of Article I and Sections 1, 10, and 11 of Article II.

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

                                EXHIBIT (10)(i)


                               AMENDMENT NO. 1

AMENDMENT NO. 1 dated as of June 26, 2000, to the Amended and Restated Employment Agreement (the "Agreement") between The Boeing Company (the "Company") and Harry C. Stonecipher ("Executive").

WHEREAS, the Agreement provides that the Employment Period (as defined therein) shall not extend beyond May 16, 2001; and

WHEREAS, the Company has asked Executive to continue to serve as President and Chief Operating Officer for an additional year beyond such date and Executive has agreed to do so;

NOW, THEREFORE, in consideration of the foregoing, the parties hereby agree that the final sentence of Section 2 of the Agreement is amended to read in its entirety as follows:

Notwithstanding any other provision of this Section 2, in no event shall the Employment Period extend beyond May 16, 2002.

IN WITNESS WHEREOF, the parties hereto have executed this Amendment No. 1 as of the day and year first written above.


THE BOEING COMPANY



By:  	/s/ James B. Dagnon			/s/ Harry C. Stonecipher
        -------------------                     ------------------------
            James B. Dagnon                         Harry C. Stonecipher
    Senior Vice President - People

                              EXHIBIT (10)(ii)


                             The Boeing Company
                     1999 Bonus and Retention Award Plan

1. Purpose. The purpose of this Plan is to permit the payment of extraordinary types of compensation, such as signing bonuses, bonuses associated with certain transactions, and any other non-base pay awards, to certain employees of The Boeing Company and its subsidiaries, without such payments being contingent upon earnings or profits of the Company. In addition, the Plan is intended to authorize management to enter into retention incentive arrangements and similar agreements where it is determined that entering into such agreements, and the payment of amounts thereunder, is in the best interest of the Company.

2. Administration. The Plan shall be administered by the Senior Vice President-People, or his delegate.

3. Eligibility and Participation. All employees of The Boeing Company and its subsidiaries who are not elected officers shall be eligible to receive awards under this Plan. Participation shall be in the discretion of management.

4. Report of Payments under the Plan. On a semi-annual basis, or more often as requested by the Compensation Committee, management shall report to the Committee on the types and amounts of awards made under this Plan.

5. Forms of Awards. Awards under this Plan shall be made entirely in cash, except that in the case of corporate dispositions or similar transactions, awards of stock or stock options in any successor company may be substituted for cash.

6. Term of the Plan. The Plan shall become effective upon approval by a two-thirds majority of the members of the Board of Directors, and shall remain in effect until termination by the Board.

7. Amendment. The Plan may be amended by the Compensation Committee of the Board of Directors.

8. No Right to Employment. Nothing in this Plan shall be construed to confer upon any employee of Plan participant any right to continue in the employ of the Company.

9. Nonassignability. No awards authorized or made pursuant to the Plan shall be subject in any manner to assignment, alienation, transfer, attachment or any other legal process, and any attempt to subject any such award to any of the foregoing shall be void.

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




See Deloitte & Touche LLP letter on page 55.

July 31, 2000

The Boeing Company
Seattle, Washington


We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three and six-month periods ended June 30, 2000 and 1999 as indicated in our report dated July 21, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-52773, 33-58798, 333-03191, 333-16363, 333-26867,
333-32461, 333-32491, 333-32499, 333-32567, and 333-35324 of The Boeing
Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington