Form 10-Q
period 2000-09-30
BOEING CO
filed 2000-11-06
CIK 12927

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




                       For the quarterly period ended
                             September 30, 2000


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

As of October 31, 2000, there were 888,449,295 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)



                                         Nine months ended   Three months ended
                                            September 30        September 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Sales and other operating revenues        $36,628  $42,793     $11,877  $13,279
Cost of products and services              31,484   37,980       9,993   11,802
-------------------------------------------------------------------------------
                                            5,144    4,813       1,884    1,477

Equity in income (loss) from joint ventures    38        3           8       (9)
General and administrative expense          1,639    1,509         607      493
Research and development expense            1,024    1,026         361      315
Gain on dispositions, net                      20       70           7       63
Share-based plans expense                     193      151          66       55
-------------------------------------------------------------------------------
Operating earnings                        $ 2,346  $ 2,200     $   865  $   668

Other income, principally interest            343      501         121      126
Interest and debt expense                    (320)    (330)       (110)    (111)
-------------------------------------------------------------------------------
Earnings before income taxes                2,369    2,371         876      683

Income taxes                                  722      724         267      206
-------------------------------------------------------------------------------
Net earnings                              $ 1,647  $ 1,647     $   609  $   477
===============================================================================



Basic earnings per share                    $1.91    $1.78        $.71     $.52
===============================================================================

Diluted earnings per share                  $1.89    $1.76        $.70     $.52
===============================================================================

Cash dividends per share                    $ .42    $ .42        $.14     $.14
===============================================================================




          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)


                                                       September 30 December 31
                                                               2000        1999
-------------------------------------------------------------------------------
Assets                                                   (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                                   $ 6,162     $ 3,354
Short-term investments                                          100         100
Accounts receivable                                           3,693       3,453
Current portion of customer and commercial financing            314         799
Deferred income taxes                                         1,757       1,467
Inventories, net of advances and progress billings            6,071       6,539
-------------------------------------------------------------------------------
        Total current assets                                 18,097      15,712
Customer and commercial financing                             5,655       5,205
Property, plant and equipment, net                            7,930       8,245
Goodwill                                                      2,434       2,233
Prepaid pension expense                                       4,249       3,845
Other assets                                                  1,082         907
-------------------------------------------------------------------------------
                                                            $39,447     $36,147
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

Accounts payable and other liabilities                      $11,567     $11,269
Advances in excess of related costs                           1,748       1,215
Income taxes payable                                          1,011         420
Short-term debt and current portion of long-term debt           692         752
-------------------------------------------------------------------------------
        Total current liabilities                            15,018      13,656
Deferred income taxes                                           178         172
Accrued retiree health care                                   5,017       4,877
Long-term debt                                                7,081       5,980
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159             5,059       5,059
Additional paid-in capital                                    2,557       1,684
Treasury shares, at cost - 117,675,595 and 102,356,897       (4,902)     (4,161)
Retained earnings                                            11,882      10,487
Accumulated other comprehensive income                                        6
Unearned compensation                                            (9)        (12)
ShareValue Trust shares - 39,075,848 and 38,696,289          (2,434)     (1,601)
-------------------------------------------------------------------------------
        Total shareholders' equity                           12,153      11,462
-------------------------------------------------------------------------------
                                                            $39,447     $36,147
===============================================================================
             See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)
                                                              Nine months ended
                                                                 September 30
-------------------------------------------------------------------------------
                                                               2000        1999
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                               $1,647      $1,647
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           193         151
    Depreciation                                                970       1,123
    Amortization of goodwill and intangibles                     89          80
    Customer and commercial financing valuation provision         9          40
    Gain on dispositions, net                                   (20)        (70)
    Changes in assets and liabilities -
      Short-term investments                                                179
      Accounts receivable                                      (193)         25
      Inventories, net of advances and progress billings        477        (386)
      Accounts payable and other liabilities                    254         969
      Advances in excess of related costs                       533        (189)
      Income taxes payable and deferred                         328         312
      Other                                                    (575)       (378)
      Accrued retiree health care                               132          63
-------------------------------------------------------------------------------
        Net cash provided by operating activities             3,844       3,566
-------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing and properties on lease, additions      (1,121)     (1,559)
  Customer financing and properties on lease, reductions      1,026       1,550
  Property, plant and equipment, net additions                 (617)     (1,042)
  Acquisitions, net of cash acquired                           (316)
  Proceeds from dispositions                                    120         324
-------------------------------------------------------------------------------
        Net cash used by investing activities                  (908)       (727)
-------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                              1,610         267
  Debt repayments                                              (569)       (586)
  Common shares purchased                                      (894)     (1,681)
  Stock options exercised, other                                104          58
  Dividends paid                                               (379)       (407)
-------------------------------------------------------------------------------
        Net cash used by financing activities                  (128)     (2,349)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     2,808         490

Cash and cash equivalents at beginning of year                3,354       2,183
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 3nd quarter              $6,162      $2,673
===============================================================================
          See notes to condensed consolidated financial statements.
         5         THE BOEING COMPANY AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in millions)
                                 (Unaudited)

Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2000, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 - Acquisitions

Acquisitions completed during third quarter 2000 included Autometric, Inc., a geospatial information technology company, and Continental Graphics Corp., a provider of technical information to the aviation industry, as well as AeroInfo Systems, Inc. and SVS, Inc. Total third quarter 2000 acquisitions were for $316 in cash and were accounted for under the purchase method. These purchases resulted in an increase in goodwill of $263 based upon preliminary assessments of purchase prices and net tangible assets.

Subsequent events
-----------------
On October 4, 2000, the Company completed its acquisition of Jeppesen Sanderson, Inc., a supplier of flight information services, for $1,515 in cash.

On October 6, 2000, the Company completed its acquisition of Hughes space and communications and related businesses for $4,000 in cash, representing a purchase price of $3,750 and $250 for an adjustment attributable to the beginning net asset balance. Hughes is a satellite-based communications company with approximately 9,000 employees located primarily in Southern California.

These acquisitions will be accounted for under the purchase method. The excess of the purchase price over the fair value of the net tangible assets acquired will be classified as intangibles. The portion of the intangibles that will be accounted for as assets, principally goodwill, and the portion that will be immediately expensed as an in-process research and development non-cash charge are currently undergoing an independent evaluation.

Note 3 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended September 30, 2000 and 1999, are as follows:
                                Nine months ended   Three months ended
                                  September 30         September 30
----------------------------------------------------------------------
                                  2000        1999      2000      1999
----------------------------------------------------------------------
Basic shares                     864.4       927.5     858.2     914.5
Diluted shares                   873.5       936.3     873.3     924.3
----------------------------------------------------------------------

Basic earnings per share are calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share are calculated based on that same number of shares plus additional dilutive shares representing stock distributable under stock option and stock unit plans computed using the treasury stock method, plus contingently issuable shares from other share-based plans on an as-if converted basis.

Note 4 - Available for Sale Securities

The Company holds certain common stock investments with a readily determinable fair market value. Under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, such equity securities are carried as available for sale and reported at market value. The aggregate value of all available for sale securities held on September 30, 2000, totaled $28, and is included in "other assets" on the Condensed Consolidated Statements of Financial Position.

The unrealized gains and losses are excluded from earnings and reported in a separate component of shareholders' equity. The gross unrealized holding losses totaled $11 for the period ended September 30, 2000.

Note 5 - Income Taxes

The effective income tax provision rate of 30.5% for the first nine months of 2000 is lower than the statutory federal rate, principally due to Foreign Sales Corporation tax benefits. Partially offsetting this reduction from the statutory federal rate are state income taxes and non-deductibility of goodwill. Net income tax payments were $362 and $387 for the nine months ended September 30, 2000 and 1999.

Note 6 - Accounts Receivable
Accounts receivable consisted of the following:
                                                   September 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
U.S. Government contracts                                $2,031          $1,970
Other                                                     1,662           1,483
-------------------------------------------------------------------------------
                                                         $3,693          $3,453
===============================================================================

Note 7 - Inventories
Inventories consisted of the following:
                                                   September 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Commercial aircraft programs and
 long-term contracts in progress                       $ 19,351        $ 19,537
Commercial spare parts, general
 stock materials and other                                1,951           2,042
-------------------------------------------------------------------------------
                                                         21,302          21,579
Less advances and progress billings                     (15,231)        (15,040)
-------------------------------------------------------------------------------
                                                       $  6,071        $  6,539
===============================================================================

Inventory costs at September 30, 2000, included unamortized tooling of $1,167 and $474 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,240 and $646 relating to the 777 and Next-Generation 737 programs. There are no significant deferred production costs or unamortized tooling associated with the 717 program.

Note 8 - Customer and Commercial Financing
Customer and commercial financing consisted of the following:
                                                   September 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Aircraft financing
 Notes receivable                                        $  476          $  781
 Investment in sales-type/financing leases                1,005           1,497
 Operating lease equipment, at cost,
  Less accumulated depreciation of $288 and $304          2,317           2,357
Commercial equipment financing
 Notes receivable                                           868             730
 Investment in sales-type/financing leases                  728             506
 Operating lease equipment, at cost,
  Less accumulated depreciation of $87 and $92              760             408
-------------------------------------------------------------------------------
Less valuation allowance                                   (185)           (275)
-------------------------------------------------------------------------------
                                                         $5,969          $6,004
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first nine months of 2000 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 1999                                     $(275)
 Charged to costs and expenses                                               (9)
 Reduction in customer and commercial financing assets                       99
-------------------------------------------------------------------------------
Ending balance - September 30, 2000                                       $(185)
===============================================================================

Note 9 - Accounts Payable and Other Liabilities
Accounts payable and other liabilities consisted of the following:
                                                   September 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Accounts payable                                        $ 5,155         $ 4,909
Accrued compensation and employee benefit costs           2,668           2,421
Dividends payable                                                           128
Lease and other deposits                                    514             647
Other                                                     3,230           3,164
-------------------------------------------------------------------------------
                                                        $11,567         $11,269
===============================================================================

Note 10 - Postretirement Plans

Beginning January 1, 2000, the actuarial assumptions used to calculate net periodic pension income were the following: a discount rate of 7.50%, an expected return on plan assets of 9.25%, and an annual rate of compensation increase of 5.50%. The increase in the expected return on plan assets from 9.00% as of December 31, 1999, to 9.25% resulted in additional net periodic pension income of $21 in the third quarter of 2000 and $63 for the nine months ended September 30, 2000.


Note 11 - Debt
Short- and long-term debt consisted of the following:
                                                   September 30     December 31
                                                           2000            1999
-------------------------------------------------------------------------------
Unsecured debentures and notes:
  8.25% due Jul. 1, 2000                                  $    -         $  200
  8 3/8% due Feb. 15, 2001                                   175            177
  7.565% due Mar. 30, 2002                                    50             52
  9.25% due Apr. 1, 2002                                     120            120
  6 3/4% due Sep. 15, 2002                                   299            298
  6.35% due Jun. 15, 2003                                    300            300
  7 7/8% due Feb. 15, 2005                                   206            207
  6 5/8% due Jun. 1, 2005                                    294            293
  6.875% due Nov. 1, 2006                                    249            248
  8 1/10% due Nov. 15, 2006                                  175            175
  9.75% due Apr. 1, 2012                                     348            348
  8 3/4% due Aug. 15, 2021                                   398            398
  7.95% due Aug. 15, 2024                                    300            300
  7 1/4% due Jun. 15, 2025                                   247            247
  8 3/4% due Sep. 15, 2031                                   248            248
  8 5/8% due Nov. 15, 2031                                   173            173
  6 5/8% due Feb. 15, 2038                                   300            300
  7.865% due Aug. 15, 2042                                   100            100
  7 7/8% due Apr. 15, 2043                                   173            173
  6 7/8% due Oct. 15, 2043                                   125            125

Senior debt securities,
  6.0% - 9.4%, due through 2011                            1,524             30
Senior medium-term notes,
  5.6% - 7.6%, due through 2017                            1,310          1,426
Subordinated medium-term notes,
  5.5% - 8.3%, due through 2004                               25             45
Capital lease obligations due through 2008                   401            386
Other notes                                                  233            363
-------------------------------------------------------------------------------
                                                          $7,773         $6,732
===============================================================================

The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $388 and $390 for the nine-month periods ended September 30, 2000 and 1999, and interest payments were $459 and $419, respectively.

Additionally, Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, has filed a shelf registration with the Securities and Exchange Commission totaling $2,500. The previous shelf registration of $1,200, which had $140 undrawn, no longer exists. The remaining $140 from the previous shelf registration was added to the current shelf registration, bringing the total to $2,640 and was made effective on August 31, 2000. From this new $2,640 shelf, $1,500 was issued in Senior Global Notes consisting of three tranches: $500 2-year variable rate notes, $500 5-year 7.10% fixed rate notes, and $500 10-year 7.375% fixed rate notes. The remaining $1,140 was allocated to a new Medium Term Note (MTN) Program made effective August 31, 2000. To date, there were no drawdowns under the MTN Program.

Short-term debt and current portion of long-term debt as of September 30, 2000, consist of the following: $175 of unsecured debentures and notes, $303 of senior debt securities, senior medium-term notes, subordinated medium-term notes, $64 of capital lease obligations, and $150 of other notes.


Note 12 - Shareholders' Equity

Changes in shareholders' equity for the nine-month periods ended September 30, 2000 and 1999, consisted of the following:
-------------------------------------------------------------------------------
                                                 2000                1999
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1           1,011,870  $ 5,059  1,011,870  $ 5,059
-------------------------------------------------------------------------------
 Ending balance - September 30           1,011,870  $ 5,059  1,011,870  $ 5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 1,684             $ 1,147
  Share-based compensation                              193                 152
  Treasury shares issued for
   stock plans, net                                    (174)                (35)
  Tax benefit related to stock plans                     21                   8
  ShareValue Trust market value adjustment              833                 414
-------------------------------------------------------------------------------
 Ending balance - September 30                      $ 2,557             $ 1,686
===============================================================================
Treasury stock
 Beginning balance - January 1             102,357  $(4,161)    35,846  $(1,321)
  Treasury shares issued for
   stock plans, net                         (3,976)     153     (2,156)      80
  Treasury shares acquired                  19,295     (894)    38,803   (1,681)
-------------------------------------------------------------------------------
 Ending balance - September 30             117,676  $(4,902)    72,493  $(2,922)
===============================================================================
Retained earnings
 Beginning balance - January 1                      $10,487             $ 8,706
  Net earnings                                        1,647               1,647
  Cash dividends declared                              (252)               (270)
-------------------------------------------------------------------------------
 Ending balance - September 30                      $11,882             $10,083
===============================================================================

Changes in shareholders' equity for the nine-month periods ended September 30, 2000 and 1999, consisted of the following:
-------------------------------------------------------------------------------
                                                 2000                1999
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Accumulated other comprehensive income
 Beginning balance - January 1                      $     6             $   (23)
  Unrealized losses on certain investments              (11)
  Foreign currency translation adjustment                 5
-------------------------------------------------------------------------------
 Ending balance - September 30                      $     0             $   (23)
===============================================================================
Unearned compensation
 Beginning balance - January 1                      $   (12)            $   (17)
  Amortization                                            3                   2
  Forfeitures                                                                 2
-------------------------------------------------------------------------------
 Ending balance - September 30                      $    (9)            $   (13)
===============================================================================
ShareValue Trust
 Beginning balance - January 1              38,696  $(1,601)    38,167  $(1,235)
 Shares acquired from dividend reinvestment    380                 394
 Market value adjustment                               (833)               (415)
-------------------------------------------------------------------------------
 Ending balance - September 30              39,076  $(2,434)    38,561  $(1,650)
===============================================================================

For the nine months ended September 30, 2000 and 1999, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings, except for the $5 currency translation adjustment and $11 unrealized losses on certain investments reported for the nine months ended September 30, 2000. As a result, comprehensive income and net earnings were substantially the same for these periods.

Note 13 - Share-Based Compensation
Share-based plans expense consisted of the following:
                                         Nine months ended   Three months ended
                                            September 30        September 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Performance shares                           $ 91     $ 56         $33      $20
ShareValue Trust                               54       54          18       18
Stock Options, other                           48       41          15       17
-------------------------------------------------------------------------------
                                             $193     $151         $66      $55
===============================================================================

As of September 30, 2000, the Company has issued 4,683,563 stock units that are convertible to either stock or a cash equivalent, of which 3,736,521 are fully vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense is recongnized associated with the charge in that liablity balance and is recorded against general and administrative expense.

Note 14 - Derivatives and Hedging Activities

The Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, at the beginning of 2001. This standard requires that the statement of financial position reflect the current market price of derivatives. If the Company had adopted SFAS No. 133 at the beginning of the fourth quarter of 2000, it would have recognized a pretax transition loss of approximately $75 as of October 1, 2000. It is not possible to estimate the actual transition effect because of uncertainty of both the market value of the Company's derivatives (impacted principally by interest rates) and the actual derivatives in place as of January 1, 2001.

Note 15 - Contingencies

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2000, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action is currently set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

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

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries. Most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions may be granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The deadline for filing plaintiffs' motion for class certification, originally scheduled to be heard on August 25, 2000, has been deferred pending resolution of several discovery disputes. The motion is anticipated to be filed by second quarter 2001. The Company intends to vigorously contest this lawsuit.

Note 16 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:
                                         Nine months ended   Three months ended
                                            September 30         September 30
-------------------------------------------------------------------------------
                                             2000     1999        2000     1999
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                    $22,512  $28,479     $ 7,461   $8,562
  Military Aircraft and Missiles            8,951    8,937       2,894    2,760
  Space and Communications                  5,071    4,935       1,614    1,663
  Customer and Commercial Financing/Other     526      543         171      186
  Accounting differences/eliminations        (432)    (101)       (263)    (108)
-------------------------------------------------------------------------------
  Operating revenues                      $36,628  $42,793     $11,877  $13,279
===============================================================================

Earnings from operations:
  Commercial Airplanes                    $ 1,880  $ 1,378     $   739  $   534
  Military Aircraft and Missiles              922      792         374      102
  Space and Communications                      8      292         (14)     137
  Customer and Commercial Financing/Other     343      270         123       78
  Accounting differences/eliminations        (360)    (164)       (113)     (44)
  Share-based plans                          (193)    (151)        (66)     (55)
  Other unallocated expense                  (254)    (217)       (178)     (84)
-------------------------------------------------------------------------------
  Earnings from operations                $ 2,346  $ 2,200     $   865  $   668
  Other income, principally interest          343      501         121      126
  Interest and debt expense                  (320)    (330)       (110)    (111)
-------------------------------------------------------------------------------
  Earnings before income taxes            $ 2,369  $ 2,371     $   876  $   683
  Income taxes                                722      724         267      206
-------------------------------------------------------------------------------
  Net earnings                            $ 1,647  $ 1,647     $   609  $   477
===============================================================================

Research and development:
  Commercial Airplanes                    $   394  $   496     $   131  $   130
  Military Aircraft and Missiles              190      175          65       56
  Space and Communications                    440      355         165      129
-------------------------------------------------------------------------------
  Total research and development expense  $ 1,024  $ 1,026     $   361  $   315
===============================================================================

For internal reporting purposes, the Company records Commercial Airplanes segment revenues and operating profits for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing/Other segment. The revenues for these transfers are eliminated in the 'Accounting differences/eliminations' caption. In the event an airplane accounted for as an operating lease is subsequently sold, the 'Accounting differences/eliminations' caption would reflect the recognition of revenue and operating profit for the consolidated financial statements. For the nine months ended September 30, 2000 and 1999, the 'Accounting differences/eliminations' caption of net earnings included $19 and $62 identified to eliminations, and the 1999 balance was principally attributed to the sale of leased airplanes.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 1999 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(545) and $(62) for the nine months ended September 30, 2000 and 1999.

Customer advance payments prior to delivery may be delayed or contractually deferred from a baseline schedule, resulting in the recognition of interest income. Beginning in first quarter 2000, revenues and income resulting from deferred customer advances were identified to the Commercial Airplanes segment, and had previously been identified to the Customer and Commercial Financing/Other segment. For the first nine months of 1999, $60 of revenues and operating income had been reclassified from the Customer and Commercial Financing/Other segment to the Commercial Airplanes segment to conform with the 2000 presentation.

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

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization resulting from the acquisition of Rockwell's aerospace and defense business in 1996.

-------------------------------------------------------------------------------
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
|                                                                             |
| Certain statements in this report contain "forward-looking" information | | that involves risk and uncertainty, including projections for deliveries, |
| revenues, research and development expense, delivery of new products,       |
| stability of product lines, expansion of business, facilities and operations| | consolidation, construction of new facilities, sale of existing facilities | | and operations, financial exposure to commercial satellite launch market, | | internally generated liquidity, backlog, exposure to interest rate risk and | | foreign currency risk, and other trend projections. This forward-looking | | information is based upon a number of assumptions including assumptions | | regarding demand; current and future markets for the Company's products and | | services; internal performance; product performance; customer financing; | | customer, supplier and subcontractor performance; customer model selections;| | favorable outcomes of certain pending sales campaigns; supplier contract | | negotiations; price escalation; government policies and actions; successful |
| negotiation of contracts with the Company's labor unions; regulatory        |
| approvals; and successful execution of acquisition and divestiture plans.   |
| Actual future results and trends may differ materially depending on a       |
| variety of factors, including the Company's successful execution of internal| | performance plans, including continued research and development, production |
| recovery, production rate increases and decreases, production system        |
| initiatives, timing of product deliveries and launches, supplier contract | | negotiations, asset management plans, acquisition and divestiture plans, | | procurement plans, and other cost-reduction efforts; acceptance of new | | products and services; product performance risks; the cyclical nature of | | some of the Company's businesses; volatility of the market for certain |
| products and services; domestic and international competition in the        |
| defense, space and commercial areas; continued integration of acquired | | businesses; uncertainties associated with regulatory certifications of the |
| Company's commercial aircraft by the U.S. Government and foreign            |
| governments; other regulatory uncertainties; collective bargaining labor    |
| disputes; performance issues with key suppliers, subcontractors and         |
| customers; governmental export and import policies; factors that result in | | significant and prolonged disruption to air travel worldwide; global trade |
| policies; worldwide political stability and economic conditions,            |
| particularly in Asia; price escalation trends; the outcome of political and | | legal processes, including uncertainty regarding government funding of | | certain programs; changing priorities or reductions in the U.S. Government | | or foreign government defense and space budgets; termination of government | | contracts due to unilateral government action or failure to perform; legal, | | financial and governmental risks related to international transactions; | | legal proceedings; and other economic, political and technological risks and| | uncertainties. Additional information regarding these factors is contained | | in the Company's SEC filings, including, without limitation, the Company's |
| Annual Report on Form 10-K for the year ended 1999 and the Company's        |
| Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.          |
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $36.6 billion for the first nine months of 2000 were 14% lower than sales for the comparable period of 1999. Sales of $11.9 billion in third quarter 2000 were 11% lower than sales for the comparable period of 1999. For the first nine months, a total of 359 commercial aircraft were delivered in 2000 (including one Airborne Laser 747 and one C-40 737), compared with 455 for the same period in 1999. In third quarter 2000, 117 commercial airplanes were delivered, compared with 142 in third quarter 1999. Approximately 490 commercial aircraft deliveries are currently projected for the full year 2000, compared with 620 in 1999. Total sales for 2000 are projected to be in the $51 billion range, compared with $58 billion in 1999.

Commercial jet aircraft deliveries were as follows:


                                Nine months ended        Three months ended
                                   September 30              September 30
       --------------------------------------------------------------------
        Model                   2000        1999        2000        1999
       --------------------------------------------------------------------
        717                       20 (12)      2 (2)       9 (6)       2 (2)
        737 Classic                2          34           -           9
        737 Next-Generation      209*        207          68*         68
        747                       19**        38           7          12
        757                       37          51           9          15
        767                       30          33 (1)      12           8 (1)
        777                       38          61          11          16
        MD-80                      -          17 (14)      -           9 (6)
        MD-90                      -           6           -           -
        MD-11                      4           6           1           3
       --------------------------------------------------------------------
              Total              359         455         117         142
       ====================================================================
*Includes one C-40 737 aircraft
**Includes one Airborne Laser  747

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:

                                Nine months ended        Three months ended
                                   September 30              September 30
        -------------------------------------------------------------------
        Model                   2000        1999        2000        1999
        -------------------------------------------------------------------
        C-17                      10           8           4           3
        F-15                       5          27           -           6
        F/A-18C/D                 16          20           2           6
        F/A-18E/F                 17          10           6           4
        T-45TS                    13           9           4           3
        CH-47                      5          10           1           3
        AH-64 Intl (New Builds)    6           9           2           3



Space and Communications segment deliveries included the following:

                                Nine months ended        Three months ended
                                   September 30              September 30
        -------------------------------------------------------------------
        Model                   2000        1999        2000        1999
        -------------------------------------------------------------------
        767 AWACS                  -           2           -           -
        Delta II                   2           8           -           3
        Delta III                  - *         1           -           -

* Excludes 3Q 2000 demonstration launch

Earnings
--------

Net earnings for the third quarter of 2000 were $609 million, compared with $477 million for the same period in 1999.

Net earnings for the first nine months of 2000 and 1999 were $1,647 million. Earnings for the first nine months of 2000 included a pretax gain of $41 million, or $26 million on an after-tax basis, on a sale of a long-held equity instrument, and interest income of $53 million, or $33 million on an after-tax basis, related to interest income from a federal income tax audit settlement. Net earnings for the first nine months of 1999 included net interest income of $289 million, or $181 million after tax, associated with a partial agreement between the Company and the Internal Revenue Service on an IRS examination of the years 1988 through 1991. Net earnings for the first nine months of 1999 also included a pretax gain of $66 million included in other income associated with receipt and subsequent sale of shares resulting from an inital public offering of an insurer.

Research and development expense of $1,024 million for the first nine months of 2000 was substantially unchanged from the 1999 level. Research and development expense totaled $361 million for the quarter, compared with $315 million for the same period of 1999. Commercial Airplanes research and development expense of $131 million for third quarter 2000 was comparable to the third quarter 1999 level, but reflects reduced spending attributable to the 767-400ER and 717 programs, and increased spending attributable to development of two longer-range 777 models. Space and Communications segment research and development expense of $165 million for third quarter 2000 was higher than the $129 million expense for the third quarter of 1999, and principally reflects continued spending on the Delta IV program and development for Connexion by Boeing, a mobile, high-speed, broad-band, two-way data communications service for global travelers.

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

For the last several years, Foreign Sales Corporation tax benefits have reduced the Company's effective tax rate below the statutory rate. The European Union filed a challenge to U.S. Foreign Sales Corporation tax provisions with the World Trade Organization (WTO). On February 25, 2000, the WTO issued a final decision upholding this challenge. Officials representing the United States on trade issues continue to seek resolution through a negotiated settlement. It is not possible to predict what impact, if any, this issue will have on future earnings pending final determination of the manner and scope of the U.S. Government response.

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


Operating Earnings
------------------

Commercial Airplanes

Third quarter 2000 commercial jet aircraft deliveries totaled 117 compared with 142 during the same period in 1999. Commercial Airplanes segment third quarter 2000 operating earnings, based on the unit cost of airplanes delivered, were $739 million, compared with $534 million for the same period in 1999. The overall Commercial Airplanes segment operating profit margin was approximately 9.9% for the third quarter of 2000, compared with 6.2% for the same period in 1999. The third quarter 2000 margin increase over the same period in 1999 primarily reflects improvements in the production process.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP), reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 16. Commercial Airplanes segment earnings under GAAP were $1,335 million and $1,316 million for the nine-months ended September 30, 2000 and 1999, and $514 million and $481 million for the third quarter 2000 and 1999. The GAAP determined segment margin of 5.9% for the nine-month period in 2000 compares with 4.6% for the same nine-month period in 1999. The increase in segment margin is principally due to increased program accounting margins resulting from improvements in the production process, an increase in estimated revenue for airplanes within the program accounting quantities, and for the 737 Next-Generation program, an increase in the accounting quantity. Additionally, research and development expense was lower by $102 million for the nine months ended September 30, 2000.

The GAAP determined segment margin of 6.9% for third quarter 2000 compares with 5.6% for the same period in 1999. The increase in segment margin is due to reasons similar to those discussed above, except that research and development expense for third quarter 2000 and 1999 were the same.

As of September 30, 2000, the Company had cumulatively delivered 32 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 1999 Annual Report. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders.

Current firm contracts for the 717 program include a contract for 50 airplanes with Trans World Airlines (TWA) of which nine have delivered. In April 1999, Moody's rating agency lowered TWA's outlook from Stable to Negative.

The first 767-400ER was delivered to Delta Airlines in the third quarter of 2000. The Company also committed to produce a longer-range 767-400ER, scheduled to enter service in the spring of 2004. Like the current 767-400ER, the new aircraft will seat 245 passengers but will have a range of 7,080 miles, which is 600 miles longer than the current version and matches the range of the smaller 767-300ER.

The 737-900 made its initial flight in the third quarter of 2000. It can carry up to 177 passengers in a two-class configuration, 15 more than the 737-800. The first 737-900 is scheduled to be delivered in April 2001.

During the third quarter of 2000, the Company announced enhancements to the 737 twinjet's rudder control system in response to concerns raised by the National Transportation Safety Board and Federal Aviation Administration (FAA). The enhancements were announced as the FAA released the final report on its Engineering Test Evaluation Board, after a year-long review of the 737 flight control system. The Company does not believe that there will be a significant impact to the results of operations as a result of these enhancements to the rudder control system.

During the quarter, the Company acquired Continental Graphics Corp., a provider of technical information to the aviation industry, and AeroInfo Systems, Inc., a provider of advanced maintenance software applications for the airline industry.

The Company announced it had agreed to acquire Jeppesen Sanderson, Inc., a provider of flight information services. Jeppesen provides a full range of print and electronic flight information services, including navigation data, computerized flight planning, aviation software products, aviation weather services, maintenance information, and pilot training systems and supplies. The acquisition closed October 4, 2000.

Military Aircraft and Missiles

Military Aircraft and Missiles segment third quarter 2000 operating earnings were $374 million, compared with $102 million for the same period in 1999. The operating margin of 12.9% for third quarter 2000 compares with a third quarter 1999 margin of 3.7%. During the third quarter 1999, there was a non-recurring charge for the F-15 write-off of $225 million related to long-lead inventory. Excluding this non-recurring item, third quarter 1999 earnings and operating margins were $327 million and 11.8% respectively. The higher earnings in third quarter 2000 reflect the delivery of additional C-17s and F/A-18 E/Fs, as well as a settlement of various contractual issues, offset slightly by fewer F-15 deliveries.

In late September, the U.S. Army signed a five-year, $2.3 billion contract authorizing Boeing to remanufacture 269 additional U.S. Army AH-64A Apaches into next-generation AH-64D Apache Longbow helicopters. This is the second five-year Apache remanufacture contract. The first, for 232 Apaches, is in its fourth year. Nearly 150 remanufactured Apache Longbows have been delivered under this contract. The multiyear procurements will provide stability for the Boeing Apache assembly line through 2006.

The Boeing X-32A Joint Strike Fighter entered a five-month flight test program on September 18, 2000. During the flight-test program, Boeing will validate the JSF's flying quality and performance for aircraft carrier operations. The aircraft has successfully completed approximately 15% of the test program.

Australia selected the Company to provide up to $300 million of support and upgrade services for its F-111 jets. Under the two contracts awarded in August, Boeing will provide maintenance services, associated integrated logistic support and upgrade work. The award significantly expands Boeing's global military aerospace support business.

On September 27, 2000, the Unmanned Combat Air Vehicle (UCAV) advanced technology demonstrator was rolled out. This program will pursue the technological feasibility of using autonomous UCAVs to perform dangerous, high-priority combat missions to augment manned fighter strike forces. The system is being developed by the Company's Phantom Works R&D division under a $131 million, 42-month cost-share agreement with the Defense Advanced Research Projects Agency (DARPA) and the U.S. Air Force. Flight testing of the first air vehicle is scheduled to begin in spring 2001.

Space and Communications

The Space and Communications segment had an operating loss of $14 million for the third quarter of 2000, compared with operating earnings of $137 million in the same period in 1999. The 1999 third quarter results included a $95 million gain from the sale of Boeing Information Systems. Third quarter 2000 results were reduced $23 million pretax due to costs incurred for a company-funded
Delta III demonstration rocket. On August 23, 2000, the Boeing Delta III successfully lifted off from Cape Canaveral Air Force Station, Florida, carrying a simulated payload on a dual data gathering mission. The payload was prepared to assist in the calibration and testing of electro-optical space imaging systems.

A Delta II rocket successfully placed a Global Positioning System (GPS) satellite for the U.S. Air Force into orbit on July 16, 2000. Every GPS satellite launched to date has been sent into transfer orbit on Delta rockets.

On July 28, 2000, the Sea Launch Zenit-3SL rocket lifted off from the Odyssey Launch Platform. The launch was successful, as all systems performed nominally during the flight. The mission carried the PAS-9 satellite for customer PanAmSat. Space Systems/Loral signed an agreement with Sea Launch on July 26, 2000, to launch the Telstar-8 satellite in 2002. Telstar-8 will be the heaviest payload in the current Sea Launch manifest. The Company holds a 40% partnership interest in the Sea Launch venture.

The Company continues to monitor the impact of the softening satellite launch market on the Delta III program and the Sea Launch venture. Additionally, the Company continues to monitor potential exposures for the Delta III program by assessing the estimated revenues attributable to future Delta III launches, including revenue for launch positions that are currently unsold, along with assessing inventory and supplier commitments.

In the third quarter, the Company closed on its acquisition of Autometric Inc., a geospatial information technology company in the United States. The acquisition helps to position the Company as a leader in the areas of space imagery visualization and geospatial information. The Company also purchased SVS, Inc., which specializes in electro-optical systems.

The purchase of Hughes space and communications businesses and related operations closed on October 6, 2000. The new entity will be operated as a wholly owned subsidiary called Boeing Satellite Systems, Inc. (BSS). BSS provides space-based communications, reconnaissance, surveillance and imaging systems. It is also a manufacturer of commercial communications satellites. The acquisition of Hughes represents a strategic fit for the Space and Communications organization which will provide substantial synergies for future growth. Also included in the acquisition are Hughes Electron Dynamics, a supplier of electronic components for satellites; Spectrolab, a provider of solar cells and panels for satellites; and a 50% share of HRL Laboratories, a premier research center owned jointly with Raytheon.

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

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position as of September 30, 2000, included cash and short-term investments totaling $6.3 billion at September 30, 2000, after repurchasing 19.3 million shares for $894 million during the first nine months of 2000. As of September 30, 2000, the Company has repurchased 123 million shares for $5.1 billion under a share repurchase plan approved by the Board of Directors. Excluding Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at 28% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 39% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused. Also, BCC has an unused balance of $1,140 million on its $2,640 million shelf registration.

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise. In early October 2000, the cash and short-term investment balance was reduced by approximately $5.5 billion as a result of the acquisitions of Hughes space and communications businesses and Jeppesen Sanderson, Inc., as described in Note 2 of the third quarter 2000 financial statements.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):
                                        Sept 30    June 30      Dec 31
       ----------------------------------------------------------------
                                           2000       2000        1999
       ----------------------------------------------------------------
        Commercial Airplanes             $ 82.8     $ 77.1       $73.0
        Military Aircraft and Missiles     19.1       18.8        15.6
        Space and Communications            9.2        9.1        10.6
       ----------------------------------------------------------------
        Total contractual backlog        $111.1     $105.0       $99.2
       ================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $25.1 billion at September 30, 2000, compared with $24.4 billion at December 31, 1999.

Derivative Instruments and Hedging Activities
---------------------------------------------

The Company will be required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, at the beginning of 2001. This standard requires that the statement of financial position reflect the current market price of derivatives. If the Company had adopted SFAS No. 133 at the beginning of the fourth quarter of 2000, it would have recognized a pretax transition loss of approximately $75 million as of October 1, 2000. It is not possible to estimate the actual transition effect because of uncertainty of both the market value of the Company's derivatives (impacted principally by interest rates) and the actual derivatives in place as of January 1, 2001.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of September 30, 2000, the notional value of such derivatives was $418 million, with a net unrealized loss of $41 million. The Company believes that a significant portion of these currency-forward contracts will qualify for hedge treatment under the guidelines prescribed by SFAS No. 133 when the standard is adopted. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to currency exchange is not material.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2000, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of two of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action is currently set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

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

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries. Most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions may be granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The deadline for filing plaintiffs' motion for class certification, originally scheduled to be heard on August 25, 2000, has been deferred pending resolution of several discovery disputes. The motion is anticipated to be filed by second quarter 2001. The Company intends to vigorously contest this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits
        (10) Material Contracts
               Management Contracts and Compensatory Plans

                (i) Deferred Compensation Plan for Directors of The Boeing
                    Company, as Amended and Restated Effective August 29, 2000. Filed herewith.

               The Boeing Company Bank Credit Agreements

                (i) U.S. $1.5 Billion 364-Day Credit Agreement dated as of
                    September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. Filed herewith.

               (ii) U.S. $700 Million Five-Year Credit Agreement dated as of
                    September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. Filed herewith.

        (15) Letter from independent accountants regarding unaudited interim financial information. Page 148.

        (27) Financial Data Schedule for the nine-month period ending September 30, 2000. Filed herewith.

    (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter covered by this report.

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of September 30, 2000, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



November 3, 2000


Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

November 3, 2000

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


        November 3, 2000                 /s/  Laurette T. Koellner
        ----------------                 ------------------------------
            (Date)                            Laurette T. Koellner
                                            Vice President of Finance
                                              & Corporate Controller

                                EXHIBIT (10)(i)

                       DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF THE BOEING COMPANY
             (As Amended and Restated Effective August 29, 2000)

1. Purpose. The purposes of the Deferred Compensation Plan for Directors of The Boeing Company (the "Plan") are (i) to credit to members of the Board of Directors of The Boeing Company (the "Company") any portions of director retainers that are required to be paid in Boeing stock units,
   (ii) to provide for elective deferral of payment of all or a portion of any retainers otherwise payable in cash to such directors, and (iii) to encourage elective deferral of payment of all or a portion of any retainers otherwise payable in cash to such director, into Boeing stock units.

2. Eligibility. Every member of the Company's Board of Directors entitled to compensation as a director shall participate in the Plan (each, a "Participant") and shall be eligible to elect cash deferrals under the Plan.

3. Plan Administration. The Plan shall be administered by the Compensation Committee of the Board of Directors (the "Committee"), which shall have full power and authority to construe and interpret the Plan.

4. Participation. Every Participant shall participate as to the amount of compensation required to be paid in Boeing stock units.

   4.1 Election to Defer. A Participant also may elect to defer all or a specified percentage of his or her retainers that may be payable in cash. Such election shall be made by executing and delivering to the Company a notice which states the percentage of the retainers to be deferred and the deferral account (dollar denominated or stock units) to which such amounts are to be credited. An election or change in election must be made by December 1 to be effective for retainers to be paid in the following calendar year; provided, that a Participant who is appointed or elected to the Board of Directors for the first time may file an election with the Company within 60 days of such appointment or election; and provided, further, that Participants as of September 1, 2000 may by September 15, 2000 file elections with the Company which (subject to Committee approval) shall be effective with respect to retainers paid after September 30, 2000. Any such election, if approved by the Committee, shall supersede any election previously made.

   4.2 Election Duration. An election to participate will remain in effect until participation in the Plan terminates, or until the election is changed by a notice from the Participant to the Company increasing or decreasing the percentage of retainers to be deferred or changing the account for future elective deferrals. If a Participant terminates elective participation in the Plan, all amounts accumulated in the Participant's account(s) prior to termination will continue to be held subject to the Plan.

5. Accounts. All payments required to be made to a Participant in stock units shall be credited to a "Stock Unit Account" for the Participant.
   All retainers a Participant elects be deferred under the Plan shall be credited to the Participant either in a dollar denominated, interest bearing account (an "Interest Credit Account") or in the Participant's Stock Unit Account, at the election of the Participant, such election once made, to be irrevocable as to payments made in the following calendar year. In the absence of an election, all retainers elected to be deferred shall be credited to an Interest Credit account.

   5.1 Company Matching Contributions. To the extent a Participant has elected to defer all or a portion of the Participant's retainers into a Stock Unit Account, the Company shall make a matching contribution of an additional 25% of the amount so deferred. Each such matching contribution shall be deferred together with the Participant deferral to which it relates, and shall be subject to all of the Participant elections (including default elections) with respect to such deferral.

   5.2 Stock Unit Accounts. Deferrals of retainers, including any matching contributions with respect thereto, shall be credited at the time the retainers otherwise are payable. At the time such amounts are credited to a Participant's Stock Unit Account, the account shall be credited with the number of shares of the Company's common stock that could be purchased with the amount credited, based on the Fair Market Value of such stock on the day as of which the account is so credited (or on the next business day on which the New York Stock Exchange is open, if the Exchange is closed on the day as of which the account is credited), excluding commissions, taxes, and other charges; and such number (carried to two decimal places) shall be recorded as stock units in the Participant's account, for bookkeeping purposes only. For purposes of the Plan, "Fair Market Value" for a single trading day means the mean of the high and low per share trading prices for the common stock of the Company for that day as reported in The Wall Street Journal for the "New York Stock Exchange - Composite Transactions." The number of stock units in an account shall be appropriately adjusted to reflect stock splits, stock dividends, and other like adjustments in the Company's common stock.

   5.3 Earnings on Accounts. Each Participant's account(s) shall be credited with earnings thereon as follows:
       Interest Credit Account. A Participant's Interest Credit Account shall be credited monthly with interest on all amounts in that account during the preceding month. Interest will be computed during each calendar year at the mean between the high and the low during the first eleven months of the preceding year of yields on Aa-rated Industrial Bonds as reported by Moody's Investors Service, Inc., rounded to the nearest 1/4th of one percent. The Company will notify Participants annually of the established interest rate and the status of their respective Interest Credit Accounts.

       Stock Unit Account. As of each of the Company's dividend payment dates, each Participant's Stock Unit Account shall be credited with the number of shares of the Company's common stock that could be purchased, as set forth in paragraph 5.2, by an amount equal to the cash dividends that would be payable on the number of shares of the Company's common stock that equals the number of stock units in the Participant's Stock Unit Account. The Company will notify Participants annually of the number of stock units, and the dividend equivalents, credited to their respective Stock Unit Accounts.

6. Distribution. Distribution of amounts held under the Plan for a Participant is intended to begin following the year in which the Participant retires from the Board or otherwise terminates service from the Board, and distribution must commence no later than the January 15 immediately following (a) the year in which the Participant reaches age
   70 1/2 or (b) if the Participant continues service on the Board beyond such age, the year the Participant retires from the Board or otherwise terminates service from the Board. The exact timing and manner of distribution of a Participant's account(s) shall be determined by the Committee in its sole discretion.

   6.1 Distribution Elections. A Participant may submit elections to the Committee, stating the following:

       i. the number of years (which shall be between one and 15 years) over which the Participant requests that distributions are to be made,
      ii. the initial year of distribution, (i and ii together, the "distribution schedule"), and
     iii. in the case of payments to be made over two or more years, the method of calculating the payment amount (the "payment option") as described below.

       Participants may defer making distribution elections but elections must be submitted to the Committee not later than December 1 of the year in which the Participant retires from the Board or otherwise terminates service from the Board. Distribution shall be made in accordance with the Participant's elections unless the Committee determines that distributions should be made at some different times or in some different manner.

  6.2 Payment Options. The payment options (in the case of payments to be made over two or more years) shall be as follows:

        Approximately Equal Option. The amount payable to a Participant each year shall be computed so that the aggregate amount in the Participant's account(s) under the Plan shall be distributed in approximately equal installments in each year for which distributions are to be made; or

        Fractional Option. The amount payable to a Participant each year shall be computed by multiplying a fraction, the numerator of which is one and the denominator of which is the number of years remaining in the distribution period, by the balance in the account(s) on January 1 of such year.

       Under either option, the Participant's account(s) shall be debited at the time of payment, which shall be on or before January 15 of each year, unless otherwise authorized by the Committee.

   6.3 Approved Elections. A Participant's approved distribution elections shall be applicable to the Participant's total aggregate deferred compensation account(s) under the Plan, including any accounts previously maintained that have been combined into an account under this Plan.

   6.4 Stock Unit Account Distribution. Distributions from a Participant's Stock Unit Account shall be made in whole shares of the Company's common stock based on the number of shares equal to the whole number of stock units credited to the participant's Stock Unit Account. No fractional shares shall be distributed and any account balance remaining after a stock distribution shall be paid in cash.

   6.5 Early Distributions; Change in Distribution Elections.
       Distributions during a Participant's term of office as a director of the Company shall not be permitted under the Plan except as approved by the Committee in the case of the Participant's disability or as described below.

       A Participant may request that amounts (except for any amounts, and any interest credited thereon, which were deferred in the calendar year in which the request for distribution is submitted) credited to the Participant's account(s) be distributed during the Participant's term of office as a director of the Company, or that approved distribution elections be changed. Any such request must be submitted to the Committee no later than December 1 of the year prior to the year in which the distribution or the change is requested to be made, must set forth the reason therefor, and is subject to approval by the Committee in its sole and absolute discretion.

   6.6 Committee Discretion. The Committee may establish guidelines for its own use in considering any such request or any other request or election under the Plan, but such guidelines shall not in any way limit the Committee's discretion in acting upon a request or election, or in determining the timing and manner of any distributions to be made under the Plan.

7. Beneficiaries. A Participant may designate one or more beneficiaries to receive distributions from the Plan upon the Participant's death. If no beneficiary has been designated, all distributions shall be made to the Participant's personal representative. Except as provided in the following paragraph, the death of a Participant shall not affect the timing or manner of distributions from the Participant's account(s).

   A Participant may elect that, following the Participant's death, one or more fixed distributions be made from the Participant's account(s) under the Plan to the Participant's personal representative or designated beneficiary. Such distributions, if approved by the Committee, shall be made within 15 months after the Participant's death. Any amounts thereafter remaining in the Participant's account(s) will be distributed at the time and in the manner approved by the Committee.

8. Participant's Rights. Amounts accumulated and deferred under the Plan remain the property of the Company, and no Participant or other person shall acquire any property interest in the account(s) or any other assets of the Company on account of participation in the Plan, a Participant's rights being limited to receiving from the Company the payments provided for in the Plan. The Plan is unfunded, and to the extent that any Participant acquires a right to receive payments from the Plan, such right shall be no greater than the right of a general unsecured creditor of the Company.

   Except to the extent provided in the final paragraph of Section 6.6 of the Plan, the right of a Participant or the Participant's legal representative or beneficiary to receive payments from the Plan shall not be subject to anticipation, sale, assignment, pledge, encumbrance or charge, nor shall such right be liable for or subject to the debts, contracts, liabilities or torts of the Participant or the Participant's legal representative or beneficiaries.

9. Powers of Compensation Committee. The Committee shall have full power and authority to construe and interpret the Plan. Approval by the Committee of any election or request made by a Participant pursuant to the Plan shall be subject to the sole discretion of the Committee. No member of the Committee shall act on any matter concerning such member's participation in the Plan or such member's account(s) under the Plan. Decisions of the Committee shall be final and binding upon the Participants, their legal representatives and beneficiaries.

10.Termination or Amendment of the Plan. The Plan may be terminated, modified, or amended from time to time by resolution of the Board of Directors. If the Plan is terminated, all amounts accumulated prior to termination will continue to remain subject to the provisions of the Plan as if the Plan had not been terminated.

                              EXHIBIT (10)(ii)

                             THE BOEING COMPANY

                                   364-DAY
                              CREDIT AGREEMENT

                                    among
                             THE BOEING COMPANY
                for itself and on behalf of its Subsidiaries,
                                as a Borrower
                          THE LENDERS PARTY HERETO
                               CITIBANK, N.A.,
                           as Administrative Agent
                          THE CHASE MANHATTAN BANK,
                            as Syndication Agent

                                     and

                          SALOMON SMITH BARNEY INC.
                                     and
                           CHASE SECURITIES, INC.,
               as Joint Lead Arrangers and Joint Book Managers
                       dated as of September 27, 2000

                              TABLE OF CONTENTS
Article and Section                                                       Page

ARTICLE 1 DEFINITIONS
1.1     Definitions..........................................................1
1.2     Use of Defined Terms; References.....................................9
1.3     Accounting Terms.....................................................9

ARTICLE 2 AMOUNTS AND TERMS OF THE ADVANCES
2.1     Committed Advances...................................................9
2.2     Making Committed Advances............................................9
2.3     Conversion to Term Loans, Repayment.................................11
2.4     Interest Rate on Committed Advances.................................11
2.5     Bid Advances........................................................11
2.6     Lender Assignment or Sale...........................................15
2.7     Fees................................................................15
2.8     Reduction of the Commitments........................................16
2.9     Additional Interest on Eurodollar Rate Committed Advances...........16
2.10    Eurodollar Interest Rate Determination..............................16
2.11    Voluntary Conversion of Committed Advances..........................17
2.12    Prepayments.........................................................17
2.13    Increases in Costs..................................................18
2.14    Taxes...............................................................20
2.15    Illegality..........................................................21
2.16    Payments and Computations...........................................22
2.17    Sharing of Payments, Etc. ..........................................23
2.18    Evidence of Debt....................................................23
2.19    Alteration of Commitments and Addition of Lenders...................24
2.20	Assignments; Sales of Participations and Other Interests in
         Advances...........................................................25
2.21    Extension of Termination Date.......................................27
2.22    Subsidiary Borrowers................................................29

ARTICLE 3 REPRESENTATIONS AND WARRANTIES
3.1     Representations and Warranties by the Borrowers.....................30

ARTICLE 4 COVENANTS OF TBC
4.1     Affirmative Covenants of TBC........................................32
4.2     General Negative Covenants of TBC...................................33
4.3     Financial Statement Terms...........................................35
4.4     Waivers of Covenants................................................35

ARTICLE 5 CONDITIONS PRECEDENT TO BORROWINGS
5.1     Conditions Precedent to the Initial Borrowing of TBC................35
5.2     Conditions Precedent to Each Committed Borrowing of TBC.............36
5.3     Conditions Precedent to Each Bid Borrowing of TBC...................36
5.4	Conditions Precedent to the Initial Borrowing of a Subsidiary
         Borrower...........................................................37
5.5	Conditions Precedent to Each Committed Borrowing of a Subsidiary
         Borrower...........................................................38
5.6	Conditions Precedent to Each Bid Borrowing of a Subsidiary
         Borrower...........................................................38

ARTICLE 6 EVENTS OF DEFAULT
6.1     Events of Default...................................................39
6.2     Lenders' Rights upon Borrower Default...............................40

ARTICLE 7 THE AGENT
7.1     Authorization and Action............................................41
7.2     Agent's Reliance, Etc. .............................................41
7.3     Citibank, N.A. and its Affiliates...................................42
7.4     Lender Credit Decision..............................................42
7.5     Indemnification.....................................................42
7.6     Successor Agent.....................................................43
7.7     Certain Obligations May Be Performed by Affiliates..................43

ARTICLE 8 MISCELLANEOUS
8.1     Modification, Consents and Waivers..................................43
8.2     Notices.............................................................44
8.3     Costs, Expenses and Taxes...........................................45
8.4     Binding Effect......................................................45
8.5     Severability........................................................45
8.6     Governing Law.......................................................46
8.7     Headings............................................................46
8.8     Execution in Counterparts...........................................46
8.9     Right of Set-Off....................................................46
8.10    Confidentiality.....................................................46
8.11    Agreement in Effect.................................................47

Exhibit A-1	-	Committed Note
Exhibit A-2	-	Bid Note
Exhibit B-1	-	Notice of Committed Borrowing
Exhibit B-2	-	Notice of Bid Borrowing
Exhibit C	-	Request for Alteration
Exhibit D	-	Borrower Subsidiary Letter
Exhibit E	-	Extension Request
Exhibit F	-	Continuation Notice
Exhibit G	-	Opinion of Counsel of the Company
Exhibit H	-	Opinion of Counsel for Agent
Exhibit I	-	Opinion of in-house counsel to Subsidiary Borrower
Exhibit J	-	Guaranty of TBC
Exhibit K	-	Opinion of Counsel to TBC
Schedule I	-	Commitments

                              CREDIT AGREEMENT

                       Dated as of September 27, 2000

THE BOEING COMPANY, a Delaware corporation ("TBC" or the "Company"), for itself and on behalf of the other BORROWERS (as defined below), the LENDERS (as defined below), SALOMON SMITH BARNEY INC. and CHASE SECURITIES INC., as joint lead arrangers and joint book managers, THE CHASE MANHATTAN BANK, as syndication agent, and CITIBANK, N.A., in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"), agree as follows:

                                  ARTICLE 1

                                 Definitions

1.1 Definitions. As used in this Agreement, the following terms have the respective meanings set out below:

"1999 Credit Agreement" means the Bank Credit Agreement, dated as of September 29, 1999, by and among TBC, Citibank, N.A., as administrative agent, and certain other banks as lenders.

"Advance" means a Committed Advance or a Bid Advance.

"Agent" means Citibank, N.A. acting in its capacity as administrative agent for the Lenders, or any successor administrative agent appointed pursuant to
Section 7.6.

"Agent's Account" means the account of the Agent maintained by the Agent with Citibank, N.A., at its office at 399 Park Avenue, New York, New York
10043, Account 36852248, Attention:  Mr. Drew Tuminello.

"Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. (For purposes of this definition, the term "controls", "controlling", "controlled by" and

"under common control with" mean, with respect to a Person, the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract, or otherwise.)

"Agreement" means this agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

"Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office, in the case of a Base Rate Advance, and such Lender's Eurodollar Lending Office, in the case of a Eurodollar Rate
Advance, and, in the case of a Bid Advance, the office of such Lender specified by such Lender in a notice to the Agent as its Applicable
Lending Office with respect to such Bid Advance.

"Applicable Margin" means,
(i)     with respect to Base Rate Advances, 0% per annum; and
(ii) with respect to Eurodollar Rate Advances for any date prior to the Termination Date, 0.11% per annum; and

(iii) with respect to Eurodollar Rate Advances for any date after the Termination Date, a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:
-------------------------------------------------------------------------------
| Level     |  Public Debt Rating: S&P and Moody's        | Applicable Margin |
|-----------------------------------------------------------------------------|
| Level I   |  A by S&P or A2 by Moody's or above         |       0.15%       |
|-----------------------------------------------------------------------------|
| Level II  |  less than Level I                          |                   |
|           |  but at least A- by S&P or A3 by Moody's    |       0.20%       |
|-----------------------------------------------------------------------------|
| Level III | less than Level II                                              |
|           | but at least BBB+ by S&P or Baa1 by Moody's |       0.25%       |
|-----------------------------------------------------------------------------|
| Level IV  |  less than Level III                        |      0.375%       |
-------------------------------------------------------------------------------

provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Margin shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Margin shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Margin thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (b) otherwise, the Applicable Margin as set forth under Level IV above; and

provided further that in the event and during the continuance of an Event of Default, the Applicable Margin shall immediately increase by 1.0% above the Applicable Margin then in effect, and, in the case of a Eurodollar Rate Advance, such Advance shall automatically convert to a Base Rate Advance at the end of the Interest Period then in effect for such Eurodollar Rate Advance.

"Available Commitments" means, as of any date of determination, (a) the aggregate Commitments of the Lenders, as such amount may be reduced, changed or terminated in accordance with the terms of this Agreement, reduced by (b) the aggregate Advances outstanding on such date of determination.

"Base Rate" means the rate of interest announced publicly by Citibank, N.A., in New York City, from time to time, as Citibank's "base" rate.

"Base Rate Advance" means a Committed Advance which bears interest at the Base Rate.

"Bid Advance" means an advance by a Lender to a Borrower as part of a Bid Borrowing resulting from the auction bidding procedure described in
Section 2.5, and refers to a Fixed Rate Advance or a Eurodollar Rate Bid Advance, each of which shall be a "Type" of Bid Advance.

"Bid Borrowing" means a borrowing consisting of simultaneous Bid Advances from each of the Lenders whose offers to make one or more Bid Advances as part of such borrowing has been accepted by a Borrower under the auction bidding procedure described in Section 2.5.

"Bid Note" means a promissory note of a Borrower payable to the order of a Lender, in substantially the form of Exhibit A-2, evidencing the indebtedness of that Borrower to such Lender resulting from a Bid Advance made by such Lender to such Borrower.

"Bid Reduction" has the meaning specified in Section 2.1(a).

"Borrower" means, individually and collectively, as the context requires, TBC and each Subsidiary Borrower (unless and until it becomes a "Terminated Subsidiary Borrower" pursuant to Section 2.22).

"Borrower Subsidiary Letter" means, with respect to any Subsidiary Borrower, a letter in the form of Exhibit D, signed by such Subsidiary Borrower and TBC.

"Borrowing" means a Committed Borrowing or a Bid Borrowing.

"Business Day" means a day of the year on which banks are not required or authorized to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advance, on which dealings are carried on in the London interbank market.

"Commitment" means, for each Lender, the full amount set forth opposite the name of such Lender in Schedule I or, if such Lender is a Replacement Lender or a Lender that has entered into one or more assignments pursuant to Section
2.20 or Section 2.21, the amount set forth for such Lender in the Register maintained by the Agent pursuant to Section 2.20(d), as such amount may be reduced pursuant to Section 2.3, Section 2.8 or Section 2.19 or increased pursuant to Section 2.19.

"Committed Advance" means an advance made by a Lender to a Borrower as part of a Committed Borrowing and refers to a Base Rate Advance or a Eurodollar Rate Committed Advance, each of which is a "Type" of Committed Advance.

"Committed Borrowing" means a borrowing consisting of simultaneous Committed Advances of the same Type made by each of the Lenders pursuant to Section 2.1.

"Committed Note" means a promissory note of a Borrower payable to the order of any Lender, in substantially the form of Exhibit A-1, evidencing the indebtedness of that Borrower to such Lender resulting from the Committed Advances made by such Lender to that Borrower.

"Company" means The Boeing Company, a Delaware corporation (usually referred to herein as "TBC").

"Confidential Information" means information that a Borrower furnishes to the Agent or any Lender in a writing designated as confidential, but does not include any such information that is or becomes generally available to the public or that is or becomes available to the Agent or such Lender from a source other than a Borrower.

"Consolidated" refers to the consolidation of accounts in accordance with generally accepted accounting principles.

"Continuing Lender" has the meaning specified in Section 2.21(a).

"Convert", "Conversion" and "Converted" each means a conversion of Committed Advances of one Type into Committed Advances of another Type pursuant to
Section 2.10, 2.11 or 2.15.

"Debt" of a Person means
(i)	indebtedness for borrowed money or for the deferred purchase price of property or services;
(ii)	financial obligations evidenced by bonds, debentures, notes or other similar instruments,
(iii)	financial obligations as lessee under leases which have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; and
(iv)	obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or financial obligations of others of the kind referred to in clauses (i) through (iii) above.

"Default" means any Event of Default or any event that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

"Domestic Lending Office" means with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on
Schedule I, or in the assignment or other agreement pursuant to which it became a Lender or such other office of such Lender as such Lender may from time to time specify to TBC and the Agent.

"Effective Date" has the meaning specified in Section 2.19.

"Eligible Assignee" means
(i)	a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus in excess of $3,000,000,000;
(ii)	a commercial bank organized under the laws of any other country which is a member of the OECD, or a political subdivision of any such country, and having a combined capital and surplus in excess of $3,000,000,000, provided that such bank is acting through a branch or agency located in either (a) the country in which it is organized or (b) another country which is also a member of the OECD or the Cayman Islands;
(iii)	the central bank of any country which is a member of the OECD;
(iv)	any Lender;
(v)	an Affiliate of any Lender; and

(vi) so long as no Default has occurred and is continuing, any other Person approved in writing by TBC, which approval has been communicated in writing to the Agent, provided that neither TBC nor an Affiliate of TBC shall qualify as an Eligible Assignee.
        "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time and the regulations promulgated and rulings issued thereunder.

"Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

"Eurodollar Lending Office" means, with respect to any Lender, (a) the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I (or, if no such office is specified, its Domestic Lending
Office) or in the assignment or other agreement pursuant to which it became a Lender or (b) such other office of such Lender as such Lender may from time to time specify to TBC and the Agent.

"Eurodollar Rate" means, for an Interest Period for a Eurodollar Rate Committed Advance constituting part of a Committed Borrowing, and for the relevant period specified in the applicable Notice of Bid Borrowing for a Eurodollar Rate Bid Advance, an interest rate per annum equal to either

(a) the offered rate (rounded to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) for deposits in U.S. dollars for a period substantially equal to such Interest
Period (if a Committed Advance) or such relevant period specified in the applicable Notice of Bid Borrowing (if a Bid Advance), appearing on Telerate Markets Page 3750 (or any successor page or, if unavailable for any reason by Telerate, then by reference to Reuters Screen) as of 11:00 a.m. (London time) two business days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of Bid Borrowing; or

(b) if the foregoing rate is unavailable from Telerate or the Reuters Screen for any reason, the average (rounded to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rates per annum are offered by the principal office of each of the Reference Banks to prime banks in the London
interbank market at 11:00 a.m. (London time) on deposits in U.S.
dollars two Business Days before the first day of such Interest
Period or the first day of such relevant period specified in the
Notice of Bid Borrowing
(i)	for such Eurodollar Committed Advance, on an amount
        substantially equal to such Reference Bank's Eurodollar Rate Advance constituting part of such Committed Borrowing and for a period equal to such Interest Period, or
(ii)	for such Eurodollar Rate Bid Advance, on an amount
        substantially equal to the amount of the Eurodollar Rate Bid Borrowing which includes such Bid Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of Bid Borrowing.

The Eurodollar Rate for any Interest Period for each Eurodollar Rate Committed Advance constituting part of the same Borrowing and for the relevant period specified in a Notice of Bid Borrowing for each Eurodollar Rate Bid Advance shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

"Eurodollar Rate Advance" means a Committed Advance (a "Eurodollar Rate Committed Advance") or a Bid Advance (a "Eurodollar Rate Bid Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of a Committed Advance or as offered by a Lender and accepted by a Borrower in the case of a Bid Advance) over the Eurodollar Rate.

"Eurodollar Rate Bid Borrowing" has the meaning specified in Section 2.5(b).

"Eurodollar Rate Reserve Percentage" means the reserve percentage applicable to a Lender for any Interest Period for a Eurodollar Rate Advance during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for such Lender with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar
Rate Advances is determined) having a term equal to such Interest Period.

"Event of Default" means any of the events described in Section 6.1.

"Extension Request" has the meaning specified in Section 2.21.

"Facility Fee" has the meaning specified in Section 2.7.

"Federal Funds Rate" means, for each day during a period, an interest rate per annum equal to the weighted average of the fluctuating rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Rate Advance" means an Advance made by a Lender to a Borrower as part of a Fixed Rate Borrowing.

"Fixed Rate Borrowing" has the meaning specified in Section 2.5(b).

"Guaranty" means each Guaranty Agreement executed by TBC in favor of the Agent and the Lenders, unconditionally guaranteeing the payment of all obligations of a Subsidiary Borrower hereunder and under any Notes executed or to be executed by it.

"Indemnified Costs" has the meaning specified in Section 7.5.

"Indemnified Parties" has the meaning specified in Section 8.3(b).

"Interest Period" means, for each Eurodollar Rate Committed Advance constituting part of the same Borrowing, the period commencing on the date of such
Committed Advance or the date of the Conversion of a Base Rate Advance into such a Eurodollar Rate Committed Advance and ending on the last day of the period selected by the applicable Borrower pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by such Borrower pursuant to the provisions below.  The duration of each such Interest Period shall be one, two, three, or six months (or nine months, with the consent of all Lenders funding those particular Advances), as the applicable Borrower may, upon notice received by the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest
Period, select, provided, however, that:
(i)	no Interest Period shall end on a date later than the Termination
        Date (or in the case of a Committed Advance which is converted to a
        Term Loan pursuant to Section 2.3, the Maturity Date);
(ii)	Interest Periods commencing on the same date for Committed Advances constituting part of the same Committed Borrowing shall be of the same duration; and
(iii)	whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest
        Period shall be extended to occur on the next succeeding Business
        Day, provided that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of the Interest Period shall occur on the immediately preceding Business Day.

"Lender", subject to Section 2.20, means any of the institutions that is a signatory hereto or that, pursuant to Section 2.13, 2.19, 2.20 or 2.21, becomes a "Lender" hereunder.

"Majority Lenders" means Lenders having greater than 50% of the total Commitments or, if the Commitments have been terminated in full, Lenders holding greater than 50% of the then aggregate unpaid principal amount of the Advances.

"Maturity Date" means the Termination Date or, if the Term Loan Conversion Option described in Section 2.3 has been exercised, the date that is the one-year anniversary of the Termination Date.

"Moody's" means Moody's Investor Services, Inc.

"Non-Extending Lender" has the meaning specified in Section 2.21(a).

"Note" means a Committed Note or a Bid Note.

"Notice of Bid Borrowing" has the meaning specified in Section 2.5(b).

"Notice of Borrowing" means a Notice of Committed Borrowing or a Notice of Bid Borrowing.

"Notice of Committed Borrowing" has the meaning specified in Section 2.2(a).

"OECD" means the Organization for Economic Cooperation and Development.

"Person" means an individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

"Property, Plant and Equipment" means any item of real property, or any interest therein, buildings, improvements and machinery.

"Proposed Increased Commitment" has the meaning specified in Section 2.19(a).

"Reference Banks" means The Chase Manhattan Bank, Citibank, N.A., Bank of America, N.A., and Deutsche Bank AG.

"Register" has the meaning specified in Section 2.20(d).

"Replacement Lenders" has the meaning specified in Section 2.21(c).

"Request for Alteration" means a document substantially in the form of Exhibit C, duly executed by TBC, pursuant to Section 2.19.

"Required Assignment" has the meaning specified in Section 2.20(a).

"S&P" means Standard & Poor's, a division of The McGraw-Hill Companies, Inc.

"Subsidiary" means any corporation in which more than 50% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

"Subsidiary Borrower" means, individually and collectively, as the context requires, each Subsidiary that is or becomes a "Borrower" in accordance with Section 2.22; in each case, unless and until it becomes a "Terminated Subsidiary Borrower".

"TBC" means The Boeing Company, a Delaware corporation.

"Term Loan" means a term loan resulting from the conversion of Committed Advances on the Termination Date pursuant to Section 2.3.

"Term Loan Conversion Option" means the option under Section 2.3 for the Borrowers to convert, as of the Termination Date, all Committed Advances then outstanding into Term Loans.

"Terminated Subsidiary Borrower" means, individually and collectively, as the context requires, a Subsidiary Borrower that has ceased to be a "Borrower" in accordance with Section 2.22.

"Termination Date" means the earlier to occur of (i) September 26, 2001, as such date may be extended from time to time pursuant to Section 2.21, and (ii) the date of termination in whole of the Commitments pursuant to Section
2.8 or Section 6.2.

"Total Capital" has the meaning specified in Section 4.2(b).

"Type", as to Committed Borrowings, means either Base Rate Advances or Eurodollar Rate Committed Advances and, as to Bid Borrowings, means either Fixed Rate Advances or Eurodollar Rate Bid Advances.

"Voting Stock" means, as to a corporation, all the issued and outstanding capital stock of such corporation having general voting power, under ordinary circumstances, to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

1.2 Use of Defined Terms; References. Any defined term used in the plural preceded by the definite article encompasses all members of the relevant class. Any defined term used in the singular preceded by "a", "an" or "any" indicates any number of the members of the relevant class. All references in this Agreement to a Section, Article, Schedule or Exhibit are to a Section, Article, Schedule or Exhibit of or to this Agreement, unless otherwise indicated.

1.3 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied.

                                  ARTICLE 2

                      Amounts and Terms of the Advances

2.1   Committed Advances.
(a) Obligation to Make Committed Advances. Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make Committed Advances to the Borrowers from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Lender's Commitment, provided that the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the Bid Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "Bid Reduction").
(b) Amount of Committed Advances. Each Committed Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof.
(c) Type of Committed Advances. Each Committed Borrowing shall consist of Committed Advances of the same Type made on the same day by the Lenders ratably according to their respective Commitments. Within the limits of each Lender's Commitment, the Borrowers may from time to time borrow, prepay pursuant to Section 2.12, and reborrow under this Section 2.1 and
Section 2.2.

2.2   Making Committed Advances.
(a) Notice of Committed Borrowing. Each Committed Borrowing shall be made on notice, given by a Borrower to the Agent not later than 11:00 a.m. (New
York City time) on the day of the proposed Committed Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed Committed Borrowing in the case of a Eurodollar Rate Borrowing (a "Notice of Committed Borrowing"). Each such Notice of
Committed Borrowing shall be in substantially the form of Exhibit B-l, specifying the requested
(i)     date of such Committed Borrowing,
(ii)    Type of Committed Advances constituting such Committed Borrowing,
(iii)   aggregate amount of such Committed Borrowing, and

(iv) in the case of a Committed Borrowing composed of Eurodollar Rate Advances, the initial Interest Period for each such Committed Advance, which Interest Period may be 1, 2, 3 or 6 months, at the option of the Borrower, or, if acceptable to all the Lenders, 9 months.

Every Notice of Committed Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed Committed Borrowing. Upon receipt of a Notice of Committed Borrowing, the Agent shall promptly give notice to each Lender thereof.
(b) Funding Committed Advances. Each Lender shall, before 1:00 p.m. (New York City time) on the date of such Committed Borrowing, make available for the account of its Applicable Lending Office to the Agent at the Agent's
Account, in same day funds, such Lender's ratable portion of such Committed Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Agent will make such funds available to the relevant Borrower at an account specified by such Borrower.
(c) Irrevocable Notice. Each Notice of Committed Borrowing shall be irrevocable and binding. In the case of any Committed Borrowing that the related Notice of Committed Borrowing specifies is to be composed of Eurodollar Rate Advances, the Borrower requesting such Committed Borrowing shall indemnify each Lender against any loss, cost or expense incurred by such Lender on account of any failure to fulfill on or before the date specified for such Committed Borrowing in such Notice of Committed
Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (but excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Committed
Advance to be made by such Lender as part of such Committed Borrowing when such Committed Advance, as a result of such failure, is not made on such date.
(d) Lender's Ratable Portion. Unless the Agent has received notice from a Lender prior to 1:00 p.m. (New York City time) on the day of any Committed Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such Committed Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Committed Borrowing in accordance with subsection (b) of this
Section 2.2 and the Agent may, in reliance upon such assumption, make available to the requesting Borrower on such date a corresponding amount.
If and to the extent that a Lender has not so made such ratable portion available to the Agent, such Lender and such Borrower shall severally repay to the Agent forthwith on demand an amount that in the aggregate equals such corresponding amount together with interest thereon for each day from the date such amount is made available by the Agent to such Borrower until the date such amount is repaid to the Agent, at
(i) in the case of such Borrower, the interest rate applicable at the time to Committed Advances constituting such Committed Borrowing, and
(ii)    in the case of such Lender, the Federal Funds Rate.
        If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Committed Advance as part of such Committed Borrowing for purposes of this Agreement.

(e) Independent Lender Obligations. The failure of any Lender to make the Committed Advance to be made by it as part of any Committed Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its Committed Advance on the date of such Committed Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Committed Advance to be made by such other Lender on the date of any Committed Borrowing.

2.3 Conversion to Term Loans, Repayment. The Borrowers shall, subject to the next succeeding sentence, repay to the Agent for the ratable account of the Lenders on the Termination Date the aggregate principal amount of the Committed Advances then outstanding. The Borrowers may, upon notice given to the Agent not later than 11:00 a.m. (New York City time) on the Termination Date, convert all or a part of the unpaid principal amount of the Committed Advances outstanding as of the Termination Date into Term
Loans. If this Term Loan Conversion Option is exercised, then, on the Termination Date, immediately prior to the time when the unpaid principal amount of the Committed Advances would otherwise be due, the Committed
Advances shall automatically convert into Term Loans which the respective Borrowers shall repay to the Agent for the ratable accounts of the Lenders on the Maturity Date. The amounts so converted shall be treated for all purposes of this Agreement as Committed Advances except that after the Termination Date:
(i)     the Borrowers may not make any additional borrowings;
(ii)    any amounts paid or prepaid may not be reborrowed;
(iii) the amount of each Lender's Commitment shall be equal at all times to the principal amount of the Term Loans payable to such Lender from time to time;
(iv)    the provisions of Section 2.19 shall not be effective;
(v) no Lender shall have the right to assign its rights in any outstanding Term Loan; and
(vi)    no Facility Fees shall accrue or be payable after the Termination
        Date.

2.4 Interest Rate on Committed Advances. Each Borrower shall pay interest on the unpaid principal amount of each of its Committed Advances from the date of such Committed Advance until such principal amount is paid in full, at the following rates per annum:
(i) during each period in which such Committed Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time plus the Applicable Margin, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, or, if such Borrower has exercised the Term Loan Conversion Option, the Maturity Date, and
(ii)    during each period in which such Committed Advance is a Eurodollar
        Rate Advance, at a rate per annum equal at all times during each relevant Interest Period for such Committed Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of each such Interest Period, and if such Interest Period has a duration of more than three months, quarterly on each day during such Interest Period that is three months from either (A) the first day of such Interest Period or (B) the last such interest payment date and on the date such Committed Advance is Converted or paid in full.

2.5   Bid Advances.
(a) Bid Advances Impact on Commitments. The Borrowers may make Bid Borrowings from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each Bid Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to the Bid Reduction).
As provided in Section 2.1 above, the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the Bid Advances then outstanding, and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments; provided, however, that any Lender's Bid Advances shall not otherwise reduce that Lender's obligation to lend its pro rata share of the remaining Available
Commitments.
(b) Notice of Bid Borrowing. Any Borrower may request a Bid Borrowing by delivering to the Agent a notice of a Bid Borrowing (a "Notice of Bid Borrowing"), in substantially the form of Exhibit B-2, specifying the following:
(i)     the date and aggregate amount of the proposed Bid Borrowing,
(ii) the maturity date for repayment of each Bid Advance to be made as part of such Bid Borrowing, which maturity date
        (A) may not be later than 5 Business Days prior to the Termination Date, but may otherwise be 7 days or more from the date of such requested Bid Advance if the Borrower specifies in the Notice of Bid Borrowing that the rates of interest to be offered by the Lenders will be fixed rates per annum (a "Fixed Rate Borrowing"), and
        (B) shall be either 1, 2, 3, 6 or 9 months from the date of such Bid Borrowing if the Borrower specifies in the Notice of Bid Borrowing that such Bid Borrowing is to consist of Eurodollar
            Rate Bid Advances (a "Eurodollar Rate Bid Borrowing"),
(iii)   the interest payment date or dates relating thereto, and
(iv)    any other terms to be applicable to such Bid Borrowing.
A Borrower requesting a Bid Borrowing shall deliver a Notice of Bid
Borrowing to the Agent not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed Bid Borrowing if the proposed Bid Borrowing is to be a Fixed Rate Borrowing, and (B) at least four Business Days prior to the date of the proposed Bid Borrowing, if the proposed Bid Borrowing is to be a Eurodollar Rate Bid Borrowing.
Every Notice of Bid Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed Bid
Borrowing. The Agent shall in turn promptly notify each Lender of each request for a Bid Borrowing by sending such Lender a copy of the related Notice of Bid Borrowing.
(c) Discretion as to Bid Advances. Each Lender may, in its sole discretion, elect to irrevocably offer to make one or more Bid Advances to the applicable Borrower as part of such proposed Bid Borrowing at a rate or rates of interest specified by such Lender in its sole discretion (each such rate of interest to be a fixed rate if the Borrower requested Fixed
Rate Advances or a margin over the Eurodollar Rate if the Borrower requested Eurodollar Rate Bid Advances), by notifying the Agent (which shall give prompt notice thereof to the Company and such Borrower), before

10:00 a.m. (New York City time) (A) on the date of such proposed Bid
Borrowing, if the proposed Bid Borrowing is to be a Fixed Rate Borrowing and (B) three Business Days before the date of such proposed Bid
Borrowing, in the case of a Notice of Bid Borrowing is to be a Eurodollar
Rate Bid Borrowing. In such notice the Lender shall specify the following:
(i) the minimum amount and maximum amount of each Bid Advance which such Lender would be willing to make as part of such proposed Bid
        Borrowing (which amounts may, subject to the first proviso in this Section 2.5(a), exceed such Lender's Commitment),
(ii) the rate or rates of interest therefor (specified as stated in this paragraph (c)), and
(iii)   such Lender's Applicable Lending Office with respect to such Bid
        Advance;
provided that if the Agent in its capacity as a Lender, in its sole discretion, elects to make any such offer, it shall notify such Borrower and the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders. If, by 10:00 a.m. (New York City time) on the date on which notice of a Lender's election under this Section 2.5(c) is to be made, the Agent fails to receive, at its address specified in Section 8.2, a notice from a Lender provided for in this Section 2.5(c), the Agent may conclusively presume that such Lender has elected not to offer to make any Bid Advances to such Borrower with respect to the related Notice of Bid Borrowing.
(d) Borrower Selection of Lender Bids. The Borrower proposing the Bid Borrowing shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed Bid Borrowing, in the case of a proposed Bid Borrowing to be a Fixed Rate Borrowing, and (B) before 12:00 noon (New
York City time) three Business Days before the date of such proposed Bid Borrowing, in the case of a proposed Bid Borrowing to be a Eurodollar Rate
Bid Borrowing, either:
(i)     cancel such Bid Borrowing by giving the Agent notice to that effect, or
(ii) accept, in its sole discretion, one or more of the offers made by a Lender or Lenders pursuant to Section 2.5(c), by giving notice to the Agent of the amount of each Bid Advance (which amount shall be equal to or greater than the minimum amount and equal to or less than the maximum amount, notified to such Borrower by the Agent on behalf of such Lender for such Bid Advance pursuant to Section
        2.5(c)) to be made by each Lender as part of such Bid Borrowing, and reject any remaining offers made by Lenders pursuant to Section
        2.5(c) by giving the Agent notice to that effect; provided that offers will be accepted, if at all, in order of lowest to highest interest rates, and, if two or more Lenders bid at the same rate, the Bid Borrowing with respect to such rate will be allocated among such Lenders in proportion to the amount bid by each such Lender.

If the Borrower proposing the Bid Borrowing notifies the Agent that such Bid Borrowing is canceled pursuant to Section 2.5(d)(i), the Agent shall give prompt notice thereof to the Lenders and such Bid Borrowing shall not be made.
(e) Bid Borrowing. If the Borrower proposing the Bid Borrowing accepts one or more of the offers made by a Lender or Lenders pursuant to Section 2.5(d)
(ii), the Agent shall in turn promptly
(i)     notify each Lender that has made an offer as described in Section 2.5
        (c), of the date and aggregate amount of such Bid Borrowing and whether or not any offer or offers made by such Lender pursuant to Section 2.5(c) have been accepted by such Borrower,

(ii) notify each Lender that is to make a Bid Advance, as part of such Bid Borrowing, of the amount of each Bid Advance to be made by such Lender as part of such Bid Borrowing, and
(iii) upon satisfaction of the conditions set forth in 5.3 or 5.6, as applicable, notify each Lender that is to make a Bid Advance as part of such Bid Borrowing that the applicable conditions set forth in
        Article 5 appear to have been satisfied.
When each Lender that is to make a Bid Advance as part of such Bid
Borrowing has received notice from the Agent pursuant to clause (iii) of the preceding sentence, such Lender shall, before 1:00 p.m. (New York City time) on the date of such Bid Borrowing specified in the notice received from the Agent pursuant to clause (i) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at the Agent's Account such Lender's portion of such Bid Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in
Article 5 and after receipt by the Agent of such funds, the Agent will make such funds available to the relevant Borrower at an account specified by such Borrower. Promptly after each Bid Borrowing the Agent shall notify each Lender of the amount of the Bid Borrowing, the consequent Bid Reduction, and the dates upon which such Bid Reduction commenced and will terminate.
(f) If the Borrower proposing such Bid Borrowing notifies the Agent pursuant to Section 2.5(d)(ii) above that it accepts one or more of the offers made by any Lender or Lenders, such notice of acceptance shall be irrevocable and binding on such Borrower. Such Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in the related
Notice of Bid Borrowing for such Bid Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (but excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Bid Advance to be made by such Lender as part of such Bid Borrowing when such Bid Advance, as a result of such failure, is not made on such date.
(g) Amount of Bid Borrowings. Each Notice of Bid Borrowing shall request an aggregate amount of Bid Advances not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof, provided that a Borrower may accept offers aggregating less than $10,000,000 and offers which are not an integral multiple of $1,000,000, and provided further that, as provided in Section 2.5(a), following the making of each Bid Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to the Bid Reduction). Within the limits and on the conditions set forth in this Section 2.5, the Borrowers may from time to time borrow under this Section 2.5, repay pursuant to Section 2.5(g), and reborrow under this Section 2.5, provided that a Bid Borrowing shall not be made within three Business Days of the date of any other Bid Borrowing.
(h) Repayment of Bid Advances. On the maturity date of each Bid Advance specified by the relevant Borrower for repayment of such Bid Advance in the related Notice of Bid Borrowing, the Borrower shall repay to the Agent for the account of the Lender which has made such Bid Advance the then unpaid principal amount of such Bid Advance. The Borrowers shall have no right to prepay any principal amount of any Bid Advance.
(i) Interest on Bid Advances; Bid Notes. The relevant Borrower shall pay interest on the unpaid principal amount of each Bid Advance, from the date of such Bid Advance to the date the principal amount of such Bid Advance is repaid in full, at the fixed rate of interest specified by the Lender making such Fixed Rate Advance in its notice with respect thereto delivered pursuant to Section 2.5(c) or, in the case of a Eurodollar Rate
Bid Advance, the margin specified by the Lender making such Bid Advance in its notice with respect thereto plus the Eurodollar Rate determined with respect to such Bid Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Borrower for such Bid
Advance in the related Notice of Bid Borrowing. Upon the occurrence and during the continuance of an Event of Default, the applicable Borrower shall pay interest on the amount of unpaid principal of and interest on each Bid Advance owing to a Lender, payable in arrears on the date or dates interest is payable thereon, at a rate per annum equal at all times to 1% per annum above the rate per annum required to be paid on such Bid Advance under the terms of the Bid Note evidencing such Bid Advance unless otherwise agreed in such Bid Note. The indebtedness of the applicable Borrower resulting from each Bid Advance made to the Borrower as part of a Bid Borrowing shall be evidenced by a separate Bid Note of such Borrower payable to the order of the Lender making such Bid Advance, which Bid Note shall be returned to the Borrower upon payment in full of such Bid
Advance.

2.6 Lender Assignment or Sale. Any Lender may, without the prior written consent of the Borrowers, sell or assign all or any part of such Lender's rights in any or all of the Bid Advances made by such Lender or in the Bid Notes in connection with such Bid Advances as a participation, provided, however, that
(i) any such sale or assignment shall not require any Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the Advances or the Notes under the blue sky laws of any state, and the selling or assigning Lender shall otherwise comply with all federal and state securities laws applicable to such transaction,
(ii) no purchaser or assignee in such a transaction shall thereby become a "Lender" for any purpose under this Agreement,
(iii) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers) shall remain unchanged,
(iv) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, and
(v) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.

2.7 Fees. TBC agrees to pay to the Agent for the account of each Lender a facility fee ("Facility Fee") on such Lender's Commitment, without regard to usage. The Facility Fee shall be payable for the periods from the date hereof in the case of each Lender named in Schedule I, and from the effective date on which any other Lender becomes party hereto, until the Termination Date (or such earlier date on which such Lender ceases to be a party hereto) at the rate of .04% per annum. Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement until and on the Termination Date. The amount of the Facility Fee payable on October 1, 2000 and on the Termination Date shall be prorated based on the actual number of days elapsed either since the date hereof (in the case of the October 1, 2000 payment) or since the date on which the last payment in respect of the Facility Fee was made (in the case of the payment made on the Termination Date).

2.8   Reduction of the Commitments.
(a) Optional Reductions. TBC shall have the right, upon at least 3 Business Days' notice to the Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments, provided that each partial reduction shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and provided further that the aggregate amount of the Commitments shall not be reduced to an amount which is less than the aggregate principal amount of the Bid Advances then outstanding.
(b) Mandatory Reduction. At the close of business on the Termination Date, the aggregate Commitments shall be automatically and permanently reduced, on a pro rata basis, by an amount equal to the amount by which the aggregate Commitments immediately prior to giving effect to such reduction exceed the aggregate unpaid principal amount of the Committed Advances then outstanding.

2.9 Additional Interest on Eurodollar Rate Committed Advances. Each Borrower shall pay to each Lender, so long as such Lender is required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate Committed Advance of such Lender to such Borrower, from the date of such Committed Advance until such principal amount is paid in full, at an interest rate per annum for each Interest Period equal to the remainder obtained by subtracting (i) the Eurodollar Rate for such Interest Period for such Committed Advance from
(ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Lender for such Interest Period, payable on each date on which interest is payable on such Committed Advance. Such additional interest shall be determined by such Lender and notified to the relevant Borrowers through the Agent.

2.10   Eurodollar Interest Rate Determination.
(a) Methods to Determine Eurodollar Rate. The Agent shall determine the Eurodollar Rate for each Eurodollar Rate Advance by using the methods described in the definition of the term "Eurodollar Rate," and shall give prompt notice to the relevant Borrowers and the Lenders of each such Eurodollar Rate.
(b) Role of Reference Banks. In the event the Eurodollar Rate cannot be determined by the first method described in the definition of "Eurodollar Rate," each Reference Bank shall furnish to the Agent timely information for the purpose of determining the Eurodollar Rate in accordance with the second method described therein. If any one or more of the Reference
Banks does not furnish such timely information to the Agent for the purpose of determining a Eurodollar Rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. In the event the rate cannot be determined by either of the methods described in the definition of "Eurodollar Rate," then:
(i) the Agent shall forthwith notify the Borrowers and the Lenders that the interest rate cannot be determined for such Eurodollar Rate Advances,
(ii) each such Advance, if a Committed Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if the Borrower was attempting to Convert a Base Rate Advance into a Eurodollar Rate Committed Advance, such Advance will continue as a Base Rate Advance), and

(iii) the obligation of the Lenders to make Eurodollar Rate Bid Advances, or to make, or to Convert Base Rate Advances into, Eurodollar Rate Committed Advances shall be suspended until the Agent notifies the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.
(c) Inadequate Eurodollar Rate. If, with respect to any Eurodollar Rate Committed Advances, the Majority Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Committed Advances will not adequately reflect the cost to such Majority Lenders of making, funding or maintaining their respective Eurodollar Rate Committed Advances for such Interest Period, the Agent shall forthwith so notify the relevant Borrowers and the Lenders, whereupon
(i) each such Eurodollar Rate Committed Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and
(ii) the obligation of the Lenders to make, or to Convert Base Rate Advances into, Eurodollar Rate Committed Advances shall be suspended until the Agent notifies the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.
(d) Absence of an Interest Period on a Eurodollar Rate Committed Advance. If a Borrower fails to select the duration of an Interest Period for a Eurodollar Rate Committed Advance in accordance with the provisions contained in the definition of "Interest Period" in Section 1.1, the Agent will forthwith so notify the Borrower and the Lenders and such Committed Advances will automatically, on the last day of the then existing Interest Period therefor, Convert into Base Rate Advances.

2.11 Voluntary Conversion of Committed Advances. Subject to the provisions of Sections 2.10 and 2.15, any Borrower may Convert all such Borrower's Committed Advances of one Type constituting the same Committed Borrowing into Advances of the other Type on any Business Day, upon notice given to the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion; provided, however, that the Conversion of a Eurodollar Rate Committed Advance into a Base Rate Advance may be made on, and only on, the last day of an Interest Period for such Eurodollar Rate Committed Advance. Each such notice of a Conversion shall, within the restrictions specified above, specify
(i)     the date of such Conversion,
(ii)    the Committed Advances to be Converted, and
(iii) if such Conversion is into Eurodollar Rate Committed Advances, the duration of the Interest Period for each such Committed Advance.

2.12 Prepayments. Any Borrower shall have the right at any time and from time to time, upon prior written notice from such Borrower to the Agent, to prepay its outstanding principal obligations with respect to its Committed Advances in whole or ratably in part (except as provided in Section 2.15 or 2.19), provided that every notice of prepayment given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that prepayment. Such prepaying Borrower may be obligated to make certain prepayments of obligations with respect to one or more Committed Advances subject to and in accordance with this Section 2.12.
(a) Base Rate Borrowings Prepayments. With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty, upon notice given to the Agent, and shall be made not later than 11:00 a.m. (New York City time) on the date of such prepayment. The Borrower shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Base Rate Advances then outstanding for that Borrower.
(b) Eurodollar Rate Committed Borrowings Prepayments. With respect to Eurodollar Rate Committed Borrowings, such prepayment shall be made on at least 3 Business Days' prior written notice to the Agent not later than 11:00 a.m. (New York City time), and if such notice is given the applicable Borrower shall prepay the outstanding principal amount of the Committed Advances constituting part of the same Committed Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid. The minimum amount of Eurodollar Rate Committed Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Eurodollar Rate Committed
Advances then outstanding for that Borrower.
(c) Additional Prepayment Payments. The prepaying Borrower shall, on the date of the prepayment, pay to the Agent for the account of each Lender interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Lender for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Lender as a result of such prepayment, provided that such Lender shall exercise reasonable efforts to minimize any such losses, costs and expenses.
(d) Eurodollar Rate Committed Advance Prepayment Expense. If, due to the acceleration of any of the Committed Advances pursuant to Section 6.2(b), an assignment, repayment or prepayment under Section 2.19 or 2.20 or otherwise, any Lender receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate Committed Advance on any day other than the last day of an Interest Period with respect to such Committed Advance, the relevant Borrowers shall pay to the Agent for the account of such Lender any amounts which may be payable to such Lender by such Borrower by reason of payment on such day as provided in Section
2.12(c).

2.13   Increases in Costs.
(a) Costs from Law or Authorities.  If, due to either

(1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or an increase of reserve requirements described in Section 2.9) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after the date hereof, or

(2) the compliance with any guideline or the request from or by any central bank or other governmental authority (whether or not having the force of law), there is an increase in the cost incurred by a Lender in agreeing to make or making, funding or maintaining any Eurodollar Rate Committed Advance or Eurodollar Rate Bid Advance then or at any time thereafter outstanding (excluding for purposes of this Section 2.13 any such increased costs resulting from (i) Taxes or Other Taxes (as to which Section 2.14 shall govern) and (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or by the foreign jurisdiction or state under the laws of which such Lender is organized or has its Applicable Lending Office (or any political subdivision thereof), then TBC shall from time to time, upon demand of such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender such amounts as are required to compensate such Lender for such increased cost, provided that such Lender shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost and provided further that the Borrowers shall not be required to pay any such compensation with respect to any period prior to the 90th day before the date of any such demand, unless such introduction, change, compliance or request shall have retroactive effect to a date prior to such 90th day. A certificate as to the amount of such increase in cost, submitted to the relevant Borrowers and the Agent by such Lender, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

(b) Increased Capital Requirements. If any Lender determines that compliance with any law or regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after the date hereof affects or would affect the amount of capital required or expected to be maintained by such Lender (or any corporation controlling such Lender) and that the amount of such capital is increased by or based upon the existence of such Lender's Commitment and other commitments of this type, then, upon demand by such Lender (with a copy of such demand to the Agent), the Borrowers shall immediately pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's Commitment, provided that such Lender shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Borrowers hereunder and provided further that the Borrowers shall not be required to pay any such compensation with respect to any period prior to the 90th day before the date of any such demand, unless such introduction, change, compliance or request shall have retroactive effect to a date prior to such 90th day. A certificate as to such amounts submitted to the relevant Borrowers and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

(c) Borrower Rights Upon Cost Increases. Upon receipt of notice from any Lender claiming compensation pursuant to this Section 2.13 or Section 2.14 and as long as no Default has occurred and is continuing, TBC shall have the right, on or before the 30th day after the date of receipt of any such notice,
(i) to arrange for one or more Lenders or other commercial banks to assume the Commitment of such Lender; subject, however, to payment to the Agent by the assignor or the assignee of a processing and recording fee of $3,500, in the event the assuming lender is not a Lender; or
(ii) to arrange for the Commitment of such Lender to be terminated and all Committed Advances owed to such Lender to be prepaid;
        and, in either case, subject to payment in full of all principal, accrued and unpaid interest, fees and other amounts payable under this Agreement and then owing to such Lender immediately prior to the assignment or termination of the Commitment of such Lender.

2.14   Taxes.
(a) Exclusion and Inclusion of Taxes. Any and all payments by each Borrower hereunder or with respect to any Advances or under any Notes shall be made, in accordance with Section 2.16, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes that are imposed on its overall net income by the United States and taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes that are imposed on its overall net income ( and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction of such Lender's
Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or with respect to any Advances or under any Notes, hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect to any sum payable hereunder or with respect to any Advances or under any Note to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.14) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.
(b) Payment of Other Taxes. In addition, each Borrower shall pay any present or future stamp, documentary, excise, property or similar taxes, charges, or levies that arise from any payment made hereunder or with respect to any Advances and under any Notes or from the execution, delivery or registration of, performance under, or otherwise with respect to, this Agreement or any Notes ( "Other Taxes").
(c) Indemnification as to Taxes. Each Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.14, imposed on or paid by such Lender or the Agent (as the case may be) and any liability ( including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.
(d) Evidence of or Exemption from Taxes. Within 30 days after the date of any payment of Taxes, the Borrower which paid such Taxes shall furnish to the Agent, at its address referred to in Section 8.2, the original or a certified copy of a receipt evidencing such payment. In the case of any payment hereunder or with respect to the Advances or under any Notes by or on behalf of any Borrower through an account or branch outside the United States or by or on behalf of any Borrower by a payor that is not a United States person, if the Borrower determines that no taxes are payable in respect thereof, such Borrower shall furnish, or shall cause such payor to furnish, to the Agent, at such address, an opinion of counsel acceptable to the Agent stating that such payment is exempt from Taxes. For purposes of this subsection (d) and subsection (e), the terms "United States" and "United States person" have the meanings specified in Section 7701 of the Internal Revenue Code.

(e) Non-U.S. Lenders. Each Lender organized under the laws of a jurisdiction outside the United States shall, on or prior to the date of its execution and delivery of this Agreement (in the case of each Lender listed in Schedule I), and from the date on which any other Lender becomes a party hereto (in the case of each other Lender), and from time to time thereafter as requested in writing by TBC (but only so long thereafter as such Lender remains lawfully able to do so), provide each of the Agent and TBC with two original Internal Revenue Service forms W-8BEN or W-8EC1, as appropriate, or any successor form prescribed by the Internal Revenue
Service, to establish that such Lender is not subject to, or is entitled to a reduced rate of, United States withholding tax on payments pursuant to this Agreement or with respect to any Advances or any Notes. If the forms provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Lender provides the appropriate form certifying that a lower rate applies, whereupon withholding tax at such lower rate only shall be considered excluded from Taxes for periods governed by such form; provided, however, that, if at the date on which a Lender becomes a party to this Agreement, the Lender assignor was entitled to payments under subsection 2.14(a) in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender assignee on such date. If any form or document referred to in this subsection 2.14(e) requires the disclosure of information, other than information necessary to compute the tax payable and information required on the date hereof by Internal Revenue Service form W-8BEN or W-8EC1, that the Lender reasonably considers to be confidential, the Lender shall give notice thereof to the relevant Borrowers and shall not be obligated to include in such form or document confidential information.
(f) Lender Failure to Provide IRS Forms. For any period with respect to which any Lender has failed to provide TBC with the appropriate form described in subsection 2.14(e) (other than if such failure is due to a change in law occurring after the date on which a form originally was required to be provided or if such form otherwise is not required under subsection
2.14(e)), such Lender shall not be entitled to indemnification under subsection (a) or (c) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Lender become subject to Taxes because of its failure to deliver a form required hereunder, TBC shall take such steps as such Lender shall reasonably request to assist such Lender to recover such Taxes.

2.15   Illegality.  If any Lender shall notify the Agent that either
(a) there is any introduction of, or change in or in the interpretation of, any law or regulation that in the opinion of counsel for such Lender in the relevant jurisdiction makes it unlawful, or
(b) any central bank or other governmental authority asserts that it is unlawful for such Lender to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations hereunder with respect to Eurodollar Rate Advances hereunder, then, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority, the Agent shall give notice of such opinion or assertion to the Borrowers (accompanied by such opinion, if applicable). The Borrowers shall forthwith either

(i) prepay in full all Eurodollar Rate Committed Advances and all Eurodollar Rate Bid Advances made by such Lender, with accrued interest thereon or
(ii) Convert each such Eurodollar Rate Committed Advance made by such Lender into a Base Rate Advance.
Upon such prepayment or Conversion, the obligation of such Lender to make Eurodollar Rate Committed Advances or Eurodollar Rate Bid Advances, or to Convert Committed Advances into Eurodollar Rate Committed Advances, shall be suspended until the Agent shall notify the Borrowers that the circumstances causing such suspension no longer exists.

2.16   Payments and Computations.
(a) Time and Distribution of Payments. The Borrowers shall make each payment hereunder and with respect to any Advances or under any Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Agent at the Agent's Account in same day funds. The Agent shall promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.5, 2.9, 2.13, 2.14, 2.15 or 2.19) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement.
From and after the effective date of an assignment pursuant to Section
2.20, the Agent shall make all payments hereunder and with respect to any Advances or under any Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.
(b) Computation of Interest and Fees. All computations of interest based on the Base Rate shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be. All computations of interest based on the Eurodollar Rate or the Federal Funds Rate and of Facility Fees shall be made by the Agent, and all computations of interest pursuant to Section
2.9 shall be made by a Lender, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent (or, in the case of Section 2.9, by a Lender) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.
(c) Payment Due Dates. Whenever any payment hereunder or with respect to any Advances or under any Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the immediately preceding Business
Day.
(d) Presumption of Borrower Payment. Unless the Agent receives notice from a Borrower prior to the date on which any payment is due to any Lenders hereunder that such Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each such Lender on such due date an amount equal to the amount then due such Lender. If and to the extent that such Borrower has not made such payment in full to the Agent, each such Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

2.17 Sharing of Payments, Etc. If any Lender obtains any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the Committed Advances made by it (other than pursuant to Sections 2.9, 2.13, 2.14, 2.15 or 2.19), in excess of its ratable share of payments on account of the Committed Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Committed Advances made by them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each other Lender shall be rescinded and each such other Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrowers agree that any Lender so purchasing a participation from another Lender pursuant to this Section 2.17 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were a creditor of the Borrowers in the amount of such participation.

2.18   Evidence of Debt.
(a) Lender Records; If Notes Required. Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Committed Advance owing to such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder in respect of Committed Advances. Each Borrower shall, upon notice by any Lender to such Borrower (with a copy of such notice to the Agent) to the effect that a Committed Note is required or appropriate in order for such Lender to evidence (whether for purposes of pledge, enforcement or otherwise) the Committed Advances owing to, or to be made by, such Lender, such Borrower shall promptly execute and deliver to such Lender a Committed Note payable to the order of such Lender in a principal amount up to the Commitment of such Lender.
(b) Record of Borrowings, Payables and Payments. The Register maintained by the Agent pursuant to Section 2.20(d) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded
(i) the date and amount of each Borrowing made hereunder to each Borrower, the Type of Advances constituting such Borrowing and, if appropriate, the Interest Period applicable thereto,
(ii)    the terms of each assignment pursuant to Section 2.20,
(iii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder, and
(iv) the amount of any sum received by the Agent from a Borrower hereunder and each Lender's share thereof.
(c) Evidence of Payment Obligations. Entries made in good faith by the Agent in the Register pursuant to subsection (b) above, and by each Lender in its account or accounts pursuant to subsection (a) above, shall be prima facie evidence of the amount of principal and interest due and payable or to become due and payable from a Borrower to, in the case of the Register, each Lender and, in the case of such account or accounts, such Lender, under this Agreement, absent manifest error; provided, however, that the failure of the Agent or such Lender to make an entry, or any finding that an entry is incorrect, in the Register or such account or accounts shall not limit or otherwise affect the obligations of the Borrowers under this Agreement.

2.19   Alteration of Commitments and Addition of Lenders.
(a) Alter Lender Commitment. By a written agreement executed only by TBC, the Agent and the affected Lender and any non-party lender involved,
(i) the Commitment of such affected Lender may be increased to the amount set forth in such agreement;
(ii) such non-party lender may be added as a Lender with a Commitment as set forth in such agreement, provided that such lender agrees to be bound by all the terms and provisions of this Agreement; and
(iii) the unused portion of the Commitment of such affected Lender may be reduced or terminated and the Committed Advances owing to such Lender may be prepaid in whole or in part, all as set forth in such agreement.
(b) Conditions to Alteration. The Agent may execute any such agreement without the prior consent of any Lender other than the Lender affected, provided, however, that if at the time the Agent proposes to execute such agreement either (A) TBC's long-term senior unsecured debt is rated lower than A- by S&P or lower than A3 by Moody's or (B) a Default has occurred and is continuing, then the Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Lenders, and provided further that the Agent shall not execute any such agreement without the prior written consent of the Majority Lenders if such agreement would increase the total of the Commitments to an amount in excess of $1,500,000,000 or, pursuant to Section 2.19(c), $1,700,000,000.
(c) Increase Total Commitment. The Company has the right, once prior to the initial Termination Date (and, if the Termination Date is extended pursuant to Section 2.21, once following such extension), to increase the total of the Commitments through a Request for Alteration, in minimum increments of $50,000,000, up to a maximum aggregate of Commitments of $1,700,000,000, provided that, in addition to the requirements specified in Section 2.19(b), at the time of and after giving effect to an increase, TBC's long-term senior unsecured non-credit-enhanced debt ratings from Moody's and S&P are better than or equal to A3 and A-, respectively. The Company may offer the increases to
(i) the Lenders, and each Lender shall have the right, but no obligation, to increase its Commitment, by giving notice thereof to the Agent, to all or a portion of the proposed increase (the
        "Proposed Increased Commitment"), allocations to be based on the ratio of each Lender's Proposed Increased Commitment, if any, to the aggregate of all Proposed Increased Commitments, and
(ii) third party financial institutions acceptable to the Agent, provided that the minimum commitment of each such institution equals or exceeds $50,000,000.
(d) Request for Alteration. The Agent shall give each Lender prompt notice of any such agreement becoming effective. All requests for Lender consent under the provisions of this Section 2.19 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in

Exhibit C. On the Effective Date on which the Commitment of any Lender is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Borrowers or such Lender, as the case may be, shall make available to the Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Agent shall distribute such funds received by it to the Borrowers or to such Lenders, as the case may be) so that at the close of business on such date the sum of the Committed Advances of each Lender then outstanding shall be in the same proportion to the total of the Committed Advances of all the Lenders then outstanding as the Commitment of such Lender is to the total of the Commitments. The Agent shall give each Lender notice of the amount to be made available by, or to be distributed to, such Lender at least 3 Business Days before such payment is made.

2.20   Assignments; Sales of Participations and Other Interests in
Advances.
(a) Assignment of Lender Obligations. From time to time each Lender may, with the prior written consent of TBC and subject to the qualifications set forth below, assign to one or more Lenders or an Eligible Assignee all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Committed
Advances owing to it and the Committed Note, if any, held by it) and will, at any time, if arranged by the Company pursuant to clause (i)(A) below upon at least 30 days' notice to such Lender and the Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the Committed Advances owing to it and the Committed Note, if any, held by
it); subject to the following:
(i) If such Lender notifies TBC and the Agent of its intent to request the consent of TBC to an assignment, TBC shall have the right, for 30 days after receipt of such notice and so long as no Event of Default has occurred and is continuing, in its sole discretion either (A) to arrange for one or more Eligible Assignees to accept such assignment (a "Required Assignment") or (B) to arrange for the rights and obligations of such Lender (including, without limitation, such Lender's Commitment), and the total Commitments, to be reduced by an amount equal to the amount of such Lender's Commitment proposed to be assigned and, in connection with such reduction, to prepay that portion of the Committed Advances owing to such Lender which it proposes to assign;
(ii) If TBC fails to notify such Lender within 30 days of TBC's receipt of such Lender's request for consent to assignment that TBC has arranged for an assumption or reduction of the portion of Commitment to be assigned, the Borrowers shall be deemed to consent to the proposed assignment;
(iii) Any such assignment shall not require any Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the interests in the Committed Advances under the blue sky laws of any state and the assigning Lender shall otherwise comply with all federal and state securities laws applicable to such assignment;
(iv) The amount of the Commitment of the assigning Lender being assigned pursuant to any such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof;
(v) The aggregate amount of the Commitment assigned pursuant to all such assignments of such Lender (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Lender's Commitment (as set forth in
        Schedule I, in the case of each Lender that is a party hereto as of September 27, 2000, or as set forth in the Register as the aggregate Commitment assigned to such Lender pursuant to one or more assignments, in the case of any assignee); and
(vi) No Lender shall be obligated to make a Required Assignment unless such Lender has received payments in an aggregate amount at least equal to the outstanding principal amount of all Committed Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement (including without limitation
        Section 2.12(b), provided that such Lender shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable).
(b) Effect of Lender Assignment. From and after the effective date of any assignment pursuant to Section 2.20(a), (i) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment, it shall have the rights and obligations of a Lender hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by such assignment for a period of nine months following the effective date specified in such assignment and (ii) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment, relinquish its rights
(other than its rights under Section 2.13, 2.14 or 2.19 to the extent any claim thereunder relates to an event arising prior to such assignment) and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning
Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).
(c) Security Interest; Assignment to Lender Affiliate. Notwithstanding any other provision in this Agreement, any Lender may, upon prior or contemporaneous notice to TBC and the Agent, at any time (i) create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it, if any) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System, and
(ii) assign all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Committed Advances owing to it and the Committed Note held by it, if any) to an Affiliate of such Lender unless the result of such an assignment would be to increase the cost to any Borrowers of requesting, borrowing, continuing, maintaining, paying or converting any Advances.
(d) Agent's Register.  The Agent shall maintain at its address referred to in
Section 8.2 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Committed Advances of each Borrower owing to, each Lender from time to time (the "Register").
The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Agent and the Lenders may treat each entity whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Agent from the assigning Lender of an assignment in form and substance satisfactory to the Agent executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with evidence of each Committed Advance subject to such assignment, and a processing and recording fee of $3,500 (payable by either the assignor or the assignee), the Agent shall, if such assignment is a Required
Assignment or has been consented to by the Borrowers to the extent required by Section 2.20(a) or has been effected pursuant to Section
2.21(c), (i) accept such assignment, (ii) record the information contained therein in the Register, and (iii) give prompt notice thereof to TBC.
(e) Lender Sale of Participations. Each Lender may sell participations in all or a portion of its rights and obligations under this Agreement
(including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by it, if any) to one or more Affiliates of such Lender or to one or more other commercial banks;
provided, however, that
(i) any such participation shall not require any Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify any interests in the Advances or any Notes under the blue sky laws of any state and the Lender selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction,
(ii) no purchaser of such a participation shall be considered to be a "Lender" for any purpose under the Agreement,
(iii) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers) shall remain unchanged,
(iv) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations,
(v) such Lender shall remain the holder of any Notes issued with respect to its Advances for all purposes of this Agreement, and
(vi) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.
(f) Confidential Borrower Information. Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 2.20, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrowers furnished to such Lender by or on behalf of the Borrowers;
provided, however, that, prior to any such disclosure of Confidential Information, such Lender shall obtain the written consent of the Borrowers, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such Confidential Information received by it from such Lender except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process, or by law or governmental regulation or authority.

2.21   Extension of Termination Date.
(a) Extension Request. TBC may, on behalf of itself and the Subsidiary Borrowers, by written notice to the Agent in the form of Exhibit E (each such notice being an "Extension Request") given no earlier than 60 days and no later than 45 days prior to the then applicable Termination Date, request that the then applicable Termination Date be extended to a date
364 days after the then applicable Termination Date; provided, however, that the Borrowers shall not have exercised the Term Loan Conversion
Option for Committed Advances outstanding on such Termination Date prior to such time. Such extension shall be effective with respect to each Lender which, by a written notice in the form of Exhibit F (a
"Continuation Notice") to TBC and the Agent given no earlier than 30 days and no later than 20 days prior to the then applicable Termination Date, consents, in its sole discretion, to such extension (each Lender giving a Continuation Notice being referred to sometimes as a "Continuing Lender" and each Lender other than a Continuing Lender being a "Non-Extending Lender"), provided, however, that such extension shall be effective only if the aggregate Commitments of the Continuing Lenders are not less than 51% of the aggregate Commitments of the Lenders on the date of the Extension Request. No Lender shall have any obligation to consent to any such extension of the Termination Date. The Agent shall notify each Lender of the receipt of an Extension Request within three (3) Business
Days after receipt thereof. The Agent shall notify the Company and the Lenders no later than 15 days prior to the then applicable Termination
Date whether the Agent has received Continuation Notices from Lenders holding at least 51% of the aggregate Commitments on the date of the Extension Request.
(b) Non-Extending Lenders. The Commitment of each Non-Extending Lender shall terminate at the close of business on the Termination Date in effect prior to the delivery of such Extension Request without giving any effect to such proposed extension, and on such Termination Date TBC shall take one of the following three actions:
(i)     Replace the Non-Extending Lenders pursuant to Section 2.21(c); or
(ii) Pay or cause to be paid to the Agent, for the account of the Non-Extending Lenders, an amount equal to the Non-Extending Lenders' Committed Advances, together with accrued but unpaid interest and fees thereon and all other amounts then payable hereunder to the Non-Extending Lenders; or
(iii) By giving notice to the Agent no later than three days prior to the Termination Date in effect prior to the delivery of such Extension Request, elect not to extend the Termination Date beyond the then applicable Termination Date, and in this event the Borrowers may in their sole discretion repay any amount of the Committed Advances then outstanding or exercise the Term Loan Conversion Option with respect to the Committed Advances outstanding on the Termination
        Date in accordance with Section 2.3.
(c) Replacement Lenders. A Non-Extending Lender shall be obligated, at the request of TBC, to assign at any time prior to the close of business on the Termination Date applicable to such Non-Extending Lender all of its rights (other than rights that would survive the termination of the Agreement pursuant to Section 8.3) and obligations hereunder to one or more Lenders or other commercial banks nominated by TBC and willing to become Lenders in place of such Non-Extending Lender (the "Replacement Lenders"). In order to qualify as a Replacement Lender, a Lender or lender must satisfy all of the requirements of this Agreement (including without limitation the terms of Section 2.20 relating to Required Assignments). Such obligation of each Non-Extending Lenders is subject to such Non-Extending Lender's receiving (i) payment in full from the Replacement Lenders of the principal amount of all Advances owing to such Non-Extending Lender immediately prior to an assignment to the Replacement Lenders and (ii) payment in full from the relevant Borrowers of all accrued interest and fees and other amounts payable hereunder and then owing to such Non-Extending Lender immediately prior to the assignment to the Replacement Lenders. Upon such assignment, the Non-Extending Lender shall no longer be a Lender, such Replacement Lender shall become a Continuing Lender, and the Agent shall make appropriate entries in the Register to reflect the foregoing.

2.22   Subsidiary Borrowers.
(a) Subsidiary Borrower Designation. TBC may at any time, and from time to time, by delivery to the Agent of a Borrower Subsidiary Letter substantially in the form of Exhibit D, duly executed by TBC and the respective Subsidiary, designate such Subsidiary as a "Subsidiary
Borrower" for purposes of this Agreement, and such Subsidiary shall thereupon become a "Subsidiary Borrower" for purposes of this Agreement and, as such, shall have all of the rights and obligations of a Borrower hereunder. The Agent shall promptly notify each Lender of each such designation by TBC and the identity of the designated Subsidiary.
(b) TBC Consent to Subsidiary Borrower Borrowings and Notices. No Advances shall be made to a Subsidiary Borrower, and no Conversion of any Advances at the request of a Subsidiary Borrower shall be effective, without, in each and every instance, the prior consent of TBC, in its sole discretion, which shall be evidenced by the countersignature of TBC to the relevant Notice of Borrowing or notice of Conversion. In addition, no notices which are to be delivered by a Borrower hereunder shall be effective, with respect to any Subsidiary Borrower, unless the notice is countersigned by TBC.
(c) Subsidiary Borrower Termination Event. The occurrence of any of the following events with respect to any Subsidiary Borrower shall constitute a "Subsidiary Borrower Termination Event" with respect to such Subsidiary
Borrower:
(i)     such Subsidiary Borrower ceases to be a Subsidiary;
(ii)    such Subsidiary Borrower is liquidated or dissolved;
(iii) such Subsidiary Borrower fails to preserve and maintain its existence or makes any material change in the nature of its business as carried out on the date such Subsidiary Borrower became a Borrower hereunder;
(iv) such Subsidiary Borrower merges or consolidates with or into another Person, or conveys, transfers, leases, or otherwise disposes of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person (except that a Subsidiary Borrower may merge into or dispose of assets to another Borrower);
(v)     any of the "Events of Default" described in Section 6.1(a) through
        (f) occurs to or with respect to such Subsidiary Borrower as if such Subsidiary Borrower were "TBC"; or
(vi) the Guaranty with respect to such Subsidiary Borrower ceases, for any reason, to be valid and binding on TBC or TBC so states in writing.
(d) Terminated Subsidiary Borrower. Upon the occurrence of a Subsidiary Borrower Termination Event with respect to any Subsidiary Borrower, such Subsidiary Borrower (a "Terminated Subsidiary Borrower") shall cease to be a Borrower for purposes of this Agreement and shall no longer be entitled to request or borrow Advances hereunder. All outstanding Advances of a Terminated Subsidiary Borrower shall be automatically due and payable as of the date on which the Subsidiary Borrower Termination Event of such Terminated Subsidiary Borrower occurred, together with accrued interest thereon and any other amounts then due and payable by that Borrower hereunder, unless, in the case of a Subsidiary Borrower Termination Event described in paragraph (iv) of Section 2.22(c), the other Person party to the transaction is a Borrower and such other Borrower has assumed in writing all of the outstanding Advances and other obligations under this Agreement and under the Notes, if any, of the Terminated Subsidiary Borrower.

(e) TBC as Subsidiary Borrowers' Agent. Each of the Subsidiary Borrowers hereby appoints and authorizes TBC to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to TBC by the terms hereof, together with such powers as are reasonably incidental thereto.
(f) Subsidiaries' Several Liabilities. Notwithstanding anything in this Agreement to the contrary, each of the Subsidiary Borrowers shall be severally liable for the liabilities and obligations of such Subsidiary Borrower under this Agreement and its Borrowings, and Notes, if any. No Subsidiary Borrower shall be liable for the obligations of any other Borrower under this Agreement or any Borrowings of any other Borrower or any other Borrower's Notes, if any. Each Subsidiary Borrower shall be severally liable for all payments of the principal of and interest on Advances to such Subsidiary Borrower, and any other amounts due hereunder that are specifically allocable to such Subsidiary Borrower or the Advances to such Subsidiary Borrower. With respect to any amounts due hereunder, including fees, that are not specifically allocable to a particular Borrower, each Borrower shall be liable for such amount pro rata in the same proportion as such Borrower's outstanding Advances bear to the total of then-outstanding Advances to all Borrowers.

                                  ARTICLE 3

                       Representations and Warranties

3.1 Representations and Warranties by the Borrowers. Each of the Borrowers represents and warrants as follows:
(a) Corporate Standing. TBC is a duly organized corporation existing in good standing under the laws of the State of Delaware. Each Subsidiary
Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and each of TBC and each Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a material adverse effect on the financial condition of TBC and the Subsidiary Borrowers as a whole.
(b) Corporate Powers; Governmental Approvals. The execution and delivery and the performance of the terms of this Agreement are, and the execution and delivery and the performance of the terms of any Notes and of each Guaranty will be, within the corporate powers of each Borrower party thereto, have been or will have been (as appropriate) duly authorized by all necessary corporate action, have, or will have, received (as appropriate) all necessary governmental approval, if any (which approval, if any, remains in full force and effect), and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of any Borrower party thereto or any contractual restriction binding on any Borrower party thereto.
(c) Enforceability. This Agreement and the Notes, if any, when duly executed and delivered by each Borrower party thereto, will constitute legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, and each Guaranty, when duly executed and delivered by TBC, will constitute a legal, valid and binding obligation of TBC, enforceable against TBC in accordance with its terms, subject to general equitable principles and except as the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws of general application relating to creditors' rights.

(d) No Material Pending or Threatened Actions. In TBC's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency that are reasonably likely to have a material adverse affect on the financial condition or operations of the Company which is likely to impair the ability of the Company to repay the Advances or which would affect the legality, validity or enforceability of this Agreement or the Advances.
(e) Consolidated Statements. The Consolidated statement of financial position as of December 31, 1999 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Lender) correctly set forth the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such year. The Consolidated statement of financial position as of June 30, 2000 and the related Consolidated statement of earnings and retained earnings for the six month period then ended (copies of which have been furnished to each Lender) correctly set forth, subject to year-end audit adjustments, the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such six month period.
(f) Regulation U. No Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of any Borrower only or of each Borrower and its subsidiaries on a Consolidated basis) subject to the provisions of Section 4.2(a) or subject to any restriction contained in any agreement or instrument between any Borrower and any Lender or any Affiliate of a Lender relating to Debt within the scope of Section 6.1(d) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).
(g) Investment Company Act. No Borrower is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company
Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by any Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.
(h) No Material Adverse Change. There has been no material adverse change in the Company's financial condition or results of operations since December
31, 1999 that is likely to impair the ability of the Company to repay the Advances.

                                  ARTICLE 4

                              Covenants of TBC

4.1 Affirmative Covenants of TBC. From the date of this Agreement and so long as any amount is payable by a Borrower to any Lender hereunder or any Commitment is outstanding, TBC will:
(a) Periodic Reports.  Furnish to the Lenders:

(1) within 60 days after the close of each of the first three quarters of each of TBC's fiscal years, a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC,

(2) within 120 days after the close of each of TBC's fiscal years, and if requested by the Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of TBC showing in detail the computations required by the provisions of Sections 4.2(a), 4.2(b), 4.2(c) and 4.2(d), based on the figures which appear on the books of account of TBC and the Subsidiaries at the close of such quarters,

(3) within 120 days after the close of each of TBC's fiscal years, a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year,

(4) within 120 days after the close of each of TBC's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Lenders pursuant to the provisions of clause (3) of this subsection
(a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that TBC had been in violation of the provisions of any one of Sections 4.2(a), 4.2(b), 4.2(c) and 4.2(d), at any time during such fiscal year,

(5) promptly upon their becoming available, all financial statements, reports and proxy statements which TBC sends to its stockholders,

(6) promptly upon their becoming available, all regular and periodic financial reports which TBC or any Subsidiary files with the Securities and Exchange Commission or any national securities exchange,

(7) within 3 Business Days after the discovery of the occurrence of any event which constitutes a Default, notice of such occurrence together with a detailed statement by a responsible officer of TBC of the steps being taken by TBC or the appropriate Subsidiary to cure the effect of such event, and

(8) such other information respecting the financial condition and operations of TBC or the Subsidiaries as the Agent may from time to time reasonably request.
In lieu of furnishing the Lenders the items referred to in clauses (1),
(3), (5) and (6) above, TBC may notify the Lenders that such items are available on TBC's website at www.boeing.com or at such other website as notified to the Agent and the Lenders.

(b) Payment of Taxes, Etc. Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all material taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by TBC or the appropriate Subsidiary.
(c) Insurance. Maintain, and cause each Subsidiary to maintain, with financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of TBC or such Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by TBC through its program of self insurance.
(d) Corporate Existence.  Preserve and maintain its corporate existence.

4.2 General Negative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by TBC or any other Borrower to any Lender hereunder or any Commitment shall be outstanding, TBC will not:
(a) Mortgages, Liens, Etc. Create, incur, assume or suffer to exist any mortgage, pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Property, Plant and Equipment, or upon or with respect to the Property, Plant and Equipment of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Property, Plant and Equipment, except

(1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations;

(2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to TBC or such Subsidiary and other liens of like nature made in the ordinary course of business;

(3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith;

(4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by TBC or the affected Subsidiary;

(5) liens which arise in connection with the leasing of equipment in the ordinary course of business;

(6) liens on Property, Plant and Equipment owned by TBC or any Subsidiary of TBC existing on the date of this Agreement;

(7) liens on assets of a Person existing at the time such Person is merged into or consolidated with TBC or a Subsidiary of TBC or at the time of purchase, lease, or acquisition of the property of Voting Stock of such Person as an entirety or substantially as an entirety by TBC or a Subsidiary of TBC, whether or not any Debt secured by such liens is assumed by TBC or such Subsidiary, provided that such liens are not created in anticipation of such purchase, lease, acquisition or merger;

(8) liens securing Debt of a Subsidiary of TBC owing to TBC or to another Subsidiary;

(9) liens on assets existing at the time of acquisition of such property by TBC or a Subsidiary of TBC or purchase money liens to secure the payment of all or part of the purchase price of property upon acquisition of such assets by TBC or such Subsidiary or to secure any Debt incurred or guaranteed by TBC or a Subsidiary prior to, at the time of, or within one year after the later of the acquisition, completion or construction (including any improvements on existing property), or commencement of full operation, of such property, which Debt is incurred or guaranteed solely for the purpose of financing all or any part of the purchase price thereof or construction or improvements thereon; provided, however, that in the case of any such acquisition, construction or improvement, the lien shall not apply to any property theretofore owned by TBC or such Subsidiary other than, in the case of such construction or improvement, any theretofore unimproved real property on which the property so constructed or the improvement made is located;

(10) any extension, renewal or replacement (or successive extensions, renewals or replacements in whole or in part of any lien referred to in the foregoing; provided, however, that the principal amount of Debt secured thereby shall not exceed the principal amount of Debt so secured at the time of such extension, renewal or replacement and that such extension, renewal or replacement shall be limited to all or any part of the property that secured the lien so extended, renewed or replace (plus improvements and construction on such property); and

(11) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Debt for which all such liens, charges and encumbrances serve as security does not exceed 15% of Consolidated net Property, Plant and Equipment.
(b) Consolidated Debt. Permit Consolidated Debt (subject to Section 4.3) to be at any time more than 60% of Total Capital, where "Total Capital" means the sum of Shareholders' Equity and Consolidated Debt.
(c) Payment in Violation of an Agreement. Make any payment, or permit any Subsidiary to make any payment, of principal or interest, on any Debt which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party except, in the case of any payment made by a Subsidiary, to the extent such payment is not likely to impair the ability of TBC to repay the Advances.
(d) Merger or Consolidation. Merge or consolidate with or into, or convey, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person except that a Borrower may merge or consolidate with any Person so long as such Borrower is the surviving corporation and no Default has occurred and is continuing or would result therefrom, and except that any direct or indirect Subsidiary of TBC may merge or consolidate with or into, or dispose of assets to, TBC or any other direct or indirect Subsidiary of TBC, provided, in each case, that no Event of Default has occurred and is continuing at the time of such proposed transaction or would result therefrom.
(e) Material Change in Business. Make any material change in the nature of its business as carried out on the date hereof.

4.3 Financial Statement Terms. For purposes of Section 4.2(b), all capitalized terms not defined in this Agreement shall have the respective meanings used in TBC's published Consolidated financial statements and calculated under the generally accepted accounting principles and practices applied by TBC on the date hereof in the preparation of such financial statements. However, notwithstanding the foregoing, (a) such terms shall exclude amounts attributable to Boeing Capital Services Corporation and its Subsidiaries and Boeing Financial Corporation, a Delaware corporation; and (b) Total Capital shall exclude the effects of any repurchase by TBC of its common stock and any merger-related accounting adjustments which are attributable to the merger with or acquisition of McDonnell Douglas Corporation by TBC.

4.4 Waivers of Covenants. The departure by TBC or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure has been consented to in advance in a writing signed by the Majority Lenders, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by TBC or any Subsidiary when properly consented to by the Majority Lenders shall not constitute an Event of Default under Section 6.1(c).

                                  ARTICLE 5

                     Conditions Precedent to Borrowings

5.1 Conditions Precedent to the Initial Borrowing of TBC. The obligation of each Lender to make its initial Advance to TBC is subject to receipt by the Agent on or before the day of the initial Borrowing of all of the following, each dated as of the day hereof, in form and substance satisfactory to the Agent and its counsel:
(a) Documentation. Copies of all documents, certified by an officer of TBC, evidencing necessary corporate action by TBC and governmental approvals, if any, with respect to this Agreement, to the Notes, if any, and to Guaranties to be delivered by TBC pursuant to Section
5.4(e);
(b) Officer's Certificate. A certificate of the Secretary or an Assistant Secretary of TBC which certifies the names of the officers of TBC authorized to sign the Notes, if any, and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature (on which certificate each Lender may conclusively rely until it receives a further certificate of the Secretary or an Assistant Secretary of TBC canceling or amending the prior certificate and submitting specimen signatures of the officers named in such further certificate);
(c) Opinion of Company Counsel. A favorable opinion of counsel for TBC substantially in the form of Exhibit G and as to such other matters as the Agent may reasonably request, which opinion TBC hereby expressly instructs such counsel to prepare and deliver;
(d) Opinion of Agent's Counsel.  A favorable opinion of Shearman &
Sterling, counsel for the Agent, substantially in the form of Exhibit H;
(e) Termination of 1999 Agreement. TBC shall have terminated in whole the commitments of the banks parties to the 1999 Credit Agreement;
and

(f) Satisfaction of 1999 Agreement Obligations. TBC and its Subsidiaries shall have satisfied all of their respective obligations under the 1999 Credit Agreement including, without limitation, the payment of all fees under such agreement.

5.2 Conditions Precedent to Each Committed Borrowing of TBC. The obligation of each Lender to make a Committed Advance on the occasion of each Committed Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of the request for a Committed Borrowing and on the date of such Borrowing, the following statements shall be true, and both the giving of the applicable Notice of Committed Borrowing and the acceptance by TBC of the proceeds of such Committed Borrowing shall be a representation by TBC that:
(a) the representations and warranties contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date); and
(b) as of each such date no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default.

5.3 Conditions Precedent to Each Bid Borrowing of TBC. The obligation of any Lender to make a Bid Advance on the occasion of a Bid Borrowing (including the initial Borrowing) is subject to the further conditions precedent that:
(a) Notice of Bid Borrowing. The Agent shall have received the written confirmatory Notice of Bid Borrowing with respect thereto;
(b) Bid Notes. On or before the date of such Bid Borrowing, but prior to such Bid Borrowing, the Agent shall have received a Bid Note payable to the order of such Lender for each of the one or more Bid
Advances to be made by such Lender as part of such Bid Borrowing, in a principal amount equal to the principal amount of the Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Bid Advance in accordance with Section 2.5;
(c) Periodic Reports. Each Lender intending to make a Bid Advance shall have received the statements provided by TBC pursuant to Section

4.1(a)(1), (2) and (3) or shall have received notice that such statements are available on TBC's website www.boeing.com or any successor website notified to the Agent and the Lenders; and
(d) Representations. On the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Borrowing and the acceptance by TBC of the proceeds of such Bid Borrowing shall be a representation by TBC that:
(i)     the representations and warranties contained in subsections
        (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);
(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Bid Borrowing, which constitutes a Default; and
(iii) no event has occurred and no circumstance exists as a result of which any information concerning TBC that has been provided by TBC to the Agent or the Lenders in connection with such Bid

        Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

5.4 Conditions Precedent to the Initial Borrowing of a Subsidiary Borrower. The obligation of each Lender to make its initial Advance to any particular Subsidiary Borrower is subject to the receipt by the Agent, on or before the day of the initial Borrowing by such Subsidiary Borrower, of all of the following, each dated on or prior to the day of the initial Borrowing, in form and substance satisfactory to the Agent and its counsel:
(a) Borrower Subsidiary Letter. A Borrower Subsidiary Letter, substantially in the form of Exhibit D, executed by such Subsidiary
Borrower and TBC;
(b) Documentation. Copies of all documents, certified by an officer of the Subsidiary Borrower, evidencing necessary corporate action by the Subsidiary Borrower and governmental approvals, if any, with respect to this Agreement and any Notes;
(c) Officer's Certificate. A certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower which certifies the names of the officers of the Subsidiary Borrower authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature (on which certificate each Lender may conclusively rely until it receives a further certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate);
(d) Opinion of Subsidiary Counsel. A favorable opinion of in-house counsel to the Subsidiary Borrower, substantially in the form of
Exhibit I and as to such other matters as the Agent may reasonably request; and
(e) TBC Guaranty. A Guaranty of TBC that unconditionally guarantees the payment of all obligations of such Subsidiary Borrower hereunder and under the Notes of such Subsidiary Borrower, substantially in the form of Exhibit J, executed and delivered by TBC to the Agent; and
(f) Opinion of Subsidiary Counsel. A favorable opinion of in-house counsel to TBC, substantially in the form of Exhibit K and as to such other matters as the Agent may reasonably request.

5.5 Conditions Precedent to Each Committed Borrowing of a Subsidiary Borrower. The obligation of each Lender to make a Committed Advance to a Subsidiary Borrower on the occasion of each Committed Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of the request for such Committed Borrowing and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Committed Borrowing and the acceptance by such Subsidiary Borrower of the proceeds of such Committed Borrowing shall be
(a) a representation by such Subsidiary Borrower that:
(i) the representations and warranties of that Subsidiary Borrower contained (A) in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such Borrowing, before and after giving effect to such Borrowing; and

(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default;
and (b) a representation by TBC that the representations and warranties of TBC contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default.

5.6 Conditions Precedent to Each Bid Borrowing of a Subsidiary Borrower. The obligation of any Lender to make a Bid Advance to any particular
Subsidiary Borrower on the occasion of each Bid Borrowing (including the initial Borrowing) is subject to the further conditions precedent that:
(a) Notice of Bid Borrowing. The Agent shall have received the written confirmatory Notice of Bid Borrowing with respect thereto;
(b) Bid Notes. On or before the date of such Bid Borrowing, but prior to such Bid Borrowing, the Agent shall have received a Bid Note payable to the order of such Lender for each of the one or more Bid
Advances to be made by such Lender as part of such Bid Borrowing, in a principal amount equal to the principal amount of the Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Bid Advance in accordance with Section 2.5;
(c) Periodic Reports. Each Lender intending to make a Bid Advance shall have received the statements provided by TBC pursuant to Section
4.1(a)(1), (2) and (3) or shall have received notice that such statements are available on TBC's website; and
(d) Subsidiary Representations. On the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Bid Borrowing and the acceptance by the Subsidiary of the proceeds of such Bid Borrowing shall be (a) a representation by such Subsidiary Borrower that:
(i) the representations and warranties contained (A) in subsections (a) through (g) of Section 3.1 hereof with respect to such Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date
        (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower
        Subsidiary Letter are true and correct on and as of the date of such Borrowing, before and after giving effect to such Borrowing;
(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Bid Borrowing which constitutes a Default; and
(iii) no event has occurred and no circumstance exists as a result of which any information concerning TBC or the Subsidiary
        Borrower that has been provided by TBC or the Subsidiary
        Borrower to the Agent or the Lenders in connection with such Bid Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading; and
(e) TBC Representation. A representation by TBC that the representations and warranties of TBC contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed Committed
Borrowing which constitutes a Default.

                                  ARTICLE 6

                              Events of Default

6.1   Events of Default.  Each of the following shall constitute an Event of
Default:
(a) Failure by TBC to make when due any payment of principal of or interest on any Advance or under a Guaranty when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter;
(b) Any representation or warranty made by TBC in connection with the execution and delivery of this Agreement, the Borrowings or any Guaranty, or otherwise furnished pursuant hereto proves to have been incorrect when made in any material respect;
(c) Failure by TBC to perform any other term, covenant or agreement contained in this Agreement, and such failure is not remedied within 30 days after written notice thereof has been given to TBC by the Agent, at the request, or with the consent, of the Majority Lenders.
(d) Failure by TBC to pay when due (i) any obligation for the payment of borrowed money on any regularly scheduled payment date or following acceleration thereof or (ii) any other monetary obligation if the aggregate unpaid principal amount of the obligations with respect to which such failure to pay or acceleration occurred equals or exceeds $50,000,000 and such failure is not remedied within 5 Business Days after TBC receives notice thereof from the Agent or the creditor on such obligation.
(e) TBC or any of its Subsidiaries

(1) incurs liability with respect to any employee pension benefit plan in excess of $150,000,000 in the aggregate under
        (A)     Sections 4062, 4063, 4064 or 4201 of ERISA; or
        (B) otherwise under Title IV of ERISA as a result of any reportable event within the meaning of ERISA (other than a reportable event as to which the provision of 30 days' notice is waived under applicable regulations);

(2) has a lien imposed on its property and rights to property under
Section 4068 of ERISA on account of a liability in excess of $50,000,000 in the aggregate; or

(3) incurs liability under Title IV of ERISA
        (A) in excess of $50,000,000 in the aggregate as a result of the Company or any Subsidiary or any Person that is a member of the "controlled group" (as defined in Section 4001(a)(14) of ERISA) of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or
        (B) in excess of $50,000,000 in the aggregate as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.
(f) The happening of any of the following events, provided such event has not then been cured or stayed:

(1) the insolvency or bankruptcy of TBC,

(2) the cessation by TBC of the payment of its Debts as they mature,

(3) the making of an assignment for the benefit of the creditors of TBC,

(4) the appointment of a trustee or receiver or liquidator for TBC or for a substantial part of its property, or

(5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against TBC under the laws of any jurisdiction in which TBC is organized or has material business, operations or assets.

(g) So long as any Subsidiary is a Borrower hereunder, the Guaranty with respect to such Subsidiary Borrower for any reason ceases to be valid and binding on TBC or TBC so states in writing.

6.2 Lenders' Rights upon Borrower Default. If an Event of Default occurs or is continuing, then the Agent shall at the request, or may with the consent, of the Majority Lenders, by notice to TBC,
(a) declare the obligation of each Lender to make further Advances to be terminated, whereupon the same shall forthwith terminate, and
(b) declare the Advances, all interest thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest, and all such other amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers, provided, however, that in the event of an actual or deemed entry of an order for relief with respect to any Borrower under the Federal Bankruptcy
Code (whether in connection with a voluntary or an involuntary case), (i) the obligation of each Lender to make Advances shall automatically be terminated and (ii) the payment obligations of the Borrowers with respect to Advances, all such interest, and all such amounts shall automatically become and be due and payable, without presentment, demand, protest, or any notice of any kind, all of which are hereby expressly waived by the Borrowers.

                                  ARTICLE 7

                                  The Agent

7.1 Authorization and Action. Each Lender hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto.
As to any matters not expressly provided for by this Agreement (including without limitation, enforcement or collection of any Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders and such instructions shall be binding upon all Lenders and all holders of interests in Advances; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Borrowers pursuant to the terms of this Agreement.

7.2 Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent:
(a) may treat the Lender that made any Advance as the payee thereof until the Agent receives and accepts an assignment entered into by such Lender, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.20;
(b) may consult with legal counsel (including counsel for the Borrowers), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts;
(c) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement;
(d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of any Borrower or to inspect the property (including the books and records) of any Borrower;
(e) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and
(f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

7.3 Citibank, N.A. and its Affiliates. With respect to its Commitment, the Advances made by it, and any Notes issued to it, Citibank, N.A. shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent hereunder; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank, N.A., in its individual capacity. Citibank, N.A. and its Affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its Subsidiaries and any person or entity who may do business with or own securities of the Company or any Subsidiary, all as if Citibank, N.A. were not the Agent hereunder and without any duty to account therefor to the other Lenders.

7.4 Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 3.1(e) and the representations and warranties contained in Sections 3.1 and 3.2 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

7.5 Indemnification. The Lenders agree to indemnify the Agent (to the extent not reimbursed by TBC or any other Borrower), ratably according to the respective principal amounts of the Committed Advances then made by each of them (or if no Committed Advances are at the time outstanding or if interests in any Committed Advances are held by persons which are not Lenders, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct.
Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement to the extent that the Agent is not reimbursed for such expenses by TBC or any other Borrower. In the case of any investigation, litigation or proceeding giving rise to any Indemnified
Costs, this Section 7.5 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

7.6 Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and TBC and may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right, with the consent of TBC (if no Event of Default has occurred and is continuing), which shall not be unreasonably withheld, to appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any state thereof and having a combined capital and surplus of at least $50,000,000. If no successor Agent has been so appointed by the Majority Lenders, and has accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the removal of the retiring Agent as provided herein, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

7.7 Certain Obligations May Be Performed by Affiliates. The Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Agent to receive, pay, or otherwise handle funds or Notes, and provided that the Agent shall continue to be responsible to the Borrowers and the Lenders for the due performance of the Agent's obligations under this Agreement.

                                  ARTICLE 8

                                Miscellaneous

8.1   Modification, Consents and Waivers.
(a) Waiver. No failure or delay on the part of any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances.
(b) Amendment. No amendment or waiver of any provision of this Agreement or of any Committed Notes, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless such amendment, waiver or consent is in writing and signed by the Majority Lenders, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following:
(i)     waive any of the conditions specified in Section 5.1, 5.2, or 5.3,
(ii) except as provided in Section 2.19 or Section 2.21, increase the Commitments of the Lenders or subject the Lenders to any additional obligations,
(iii) reduce the principal of, or interest on, the Committed Advances or any fees or other amounts payable hereunder,
(iv) except as provided in Section 2.21, postpone any date fixed for any payment of principal of, or interest on, the Committed Advances or any fees or other amounts payable hereunder,
(v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Committed Advances or the number of Lenders required for the Lenders or any of them to take any action hereunder,
(vi)    amend this Section 8.1, or
(vii) release TBC from any of its obligations under any Guaranty or limit the liability of TBC as guarantor thereunder;
        and provided further that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note.
(c) Majority Lenders. Notwithstanding the foregoing, this Section 8.1 shall not affect the provisions of Section 4.4, "Waivers of Covenants", or
Article 6, "Events of Default".

8.2   Notices.
(a) Addresses. All communications and notices provided for hereunder shall be in writing and mailed, telecopied, telexed or delivered and,

if to the Agent,

Citibank, N.A.
Two Penns Way, Suite _____
New Castle, Delaware  19720
Attention: Lender Loans Syndications Department facsimile number (___) ________;

if to any Borrower,

care of The Boeing Company
7755 East Marginal Way South
Seattle, Washington 98108
Attention:  Treasurer
facsimile number (206) 655-0799

if to any Lender, to its office at the address given on the signature pages of this Agreement; or,

as to each party, at such other address as designated by such party in a written notice to each other party referring specifically to this Agreement.

(b) Effectiveness of Notices. All communications and notices shall, when mailed, telecopied, or telexed, be effective when deposited in the mail, telecopied, or confirmed by telex answerback, respectively. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or any Notes or of any Exhibit to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

(c) Electronic Mail. Electronic mail may be used to distribute routine communications, such as financial statements and other information, and documents to be signed by the parties hereto; provided, however, that no Notice of Borrowing, signature, or other notice or document intended to be legally binding shall be effective if sent by electronic mail.

8.3   Costs, Expenses and Taxes.
(a) TBC shall pay upon written request all reasonable costs and expenses in connection with the preparation, execution, delivery, modification and amendment requested by any of the Borrowers of this Agreement, any Notes and the Guaranties (including, without limitation, printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement, any Notes and the Guaranties (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of-pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Lenders and other holders of interests in the Advances or any Notes harmless from any and all liabilities with respect to or resulting from any delay by or omission of the Borrowers to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement, any Notes and the Guaranties.
(b) TBC agrees to indemnify the Agent and each Lender and each of their Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) the Advances, this Agreement, the Notes, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances, except to the extent such claim, damage, loss, liability or expense resulted from such Indemnified

Party's gross negligence or willful misconduct and except that no Indemnified Party shall have the right to be indemnified hereunder to the extent such indemnification relates to relationships of, between or among each of, or any of, the Agent, the Lenders, any assignee of a Lender or any participant. In the case of any investigation, litigation or other proceeding to which this Section 8.3 applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by TBC, its directors, shareholders or creditors or an Indemnified Party or any other Person or an Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Borrowers also agree not to assert any claim on any theory of liability for special, indirect, consequential or punitive damages against the Agent, and Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys and agents, arising out of or otherwise relating to the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of Advances.

8.4 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Borrowers, the Lenders and the Agent, and their respective successors and assigns, except that the Borrowers may not assign or transfer their rights hereunder without the prior written consent of the Lenders.

8.5 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

8.6 Governing Law. This Agreement, any Notes, the Guaranties and each Borrower Subsidiary Letter shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

8.7 Headings. The Table of Contents and Article and Section headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

8.8 Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

8.9 Right of Set-Off. Each Lender and each of its Affiliates that is or was at one time a Lender hereunder is authorized at any time and from time to time, upon
(i) the occurrence and during the continuance of any Event of Default and
(ii) the making of the request or the granting of the consent specified by Section 6.1 to authorize the Agent to declare any Advances due and payable pursuant to the provisions of Section 6.1, to the fullest extent permitted by law, without notice to any Borrower

(any such notice being expressly waived by each Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of any Borrower against any and all of the obligations to such Lender or such Affiliate of such Borrower now or hereafter existing under this Agreement and any Notes held by such Lender, whether or not such Lender has made a demand under this Agreement or such Notes and although such obligations may be unmatured. Each Lender shall promptly notify any Borrower after any such setoff and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Lender and its Affiliates may have.

8.10 Confidentiality. Neither the Agent nor any Lender shall disclose any Confidential Information to any other Person without the consent of a Borrower, other than
(a) to the Agent's or such Lender's Affiliates and their officers, directors, employees, agents and advisors and, as contemplated by
Section 2.20(f), to actual or prospective assignees and participants, and then only on a confidential basis,
(b) as required by any law, rule or regulation or judicial process, and
(c) as requested or required by any state, federal or foreign authority or examiner regulating banks or banking.

8.11 Agreement in Effect. This Agreement shall become effective upon its execution and delivery, respectively, to the Agent and TBC by TBC and the Agent, and when the Agent shall have been notified by each Lender listed on Schedule I that such Lender has executed it.



IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.

THE BOEING COMPANY

By___________________________________
Title: Assistant Treasurer

CITIBANK, N.A., Individually and
as Agent

By____________________________________
Name:
Title:

THE CHASE MANHATTAN BANK

By____________________________________
Name:
Title:

Senior Managing Agents

BANK OF AMERICA, N.A.

By___________________________________
	Name:
	Title:

DEUTSCHE BANK AG NEW YORK AND/OR CAYMAN
ISLAND BRANCHES

By___________________________________
	Name:
	Title:

By___________________________________
	Name:
	Title:

THE BANK OF TOKYO-MITSUBISHI, LIMITED

By___________________________________
	Name:
	Title:

MITSUBISHI TRUST & BANKING

By___________________________________
	Name:
	Title:

Managing Agents

THE BANK OF NEW YORK

By___________________________________
	Name:
	Title:

CREDIT SUISSE FIRST BOSTON

By___________________________________
	Name:
	Title:

FLEET NATIONAL BANK

By___________________________________
	Name:
	Title:

THE INDUSTRIAL BANK OF JAPAN, LIMITED

By___________________________________
	Name:
	Title:

SUMITOMO BANK

By___________________________________
	Name:
	Title:

WACHOVIA BANK

By___________________________________
	Name:
	Title:

Co-Agents

BANK ONE N.A.

By___________________________________
	Name:
	Title:





CREDIT LYONNAIS

By___________________________________
	Name:
	Title:

PNC BANK, N.A.

By___________________________________
	Name:
	Title:

Lender

ABN AMRO BANK, N.V.

By___________________________________
	Name:
	Title:

AUSTRALIA & NEW ZEALAND BANK

By___________________________________
	Name:
	Title:

BANCO BILBAO VIZCAYA ARGENTARIA

By___________________________________
	Name:
	Title:

BAYERISCHE LANDESBANK
GIROZENTRALE, NEW YORK BRANCH

By___________________________________
	Name:
	Title:

DEUTSCHE VERKEHRSBANK AG

By___________________________________
	Name:
	Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By___________________________________
	Name:
	Title:
ROYAL BANK OF CANADA

By___________________________________
	Name:
	Title:

ROYAL BANK OF SCOTLAND

By___________________________________
	Name:
	Title:

STANDARD CHARTERED BANK

By___________________________________
	Name:
	Title:

U.S. BANKCORP

By___________________________________
	Name:
	Title:

WESTDEUTSCHE LANDESBANK
GIROZENTRALE, NEW YORK BRANCH

By___________________________________
	Name:
	Title:

                                 SCHEDULE I
                         APPLICABLE LENDING OFFICES
------------------------------------------------------------------------------
| Name of Initial     | Commitment | Domestic Lending   | Eurodollar Lending |
|    Lender           |            |     Office         |      Office        |
------------------------------------------------------------------------------
| ABN Amro Bank, N.V. |$23,800,000 | 208 South LaSalle  | 208 South LaSalle  |
|                     |            | Suite 1500         | Suite 1500         |
|                     |            | Chicago, IL  60604 | Chicago, IL  60604 |
|                     |            | Attn:  Loan        | Attn:  Loan        |
|                     |            | Administration     | Administration     |
|                     |            | T:  312 992-5153   | T:  312 992-5153   |
|                     |            | F:  312 992-5158   | F:  312 992-5158   |
------------------------------------------------------------------------------
| Australia & New     |$23,800,000 | 1177 Avenue of the | 1177 Avenue of the |
| Zealand Bank        |            | Americas           | Americas           |
|                     |            | 6th Floor          | 6th Floor          |
|                     |            | New York, NY  10036| New York, NY  10036|
|                     |            | Attn:  Peter Gray  | Attn:  Peter Gray  |
|                     |            | T:  212 801-9739   | T:  212 801-9739   |
|                     |            | F:  212 556-4839   | F:  212 556-4839   |
------------------------------------------------------------------------------
| Banco Bilbao Vizcaya|$23,800,000 | 1345 Avenue of the | 1345 Avenue of the |
|                     |            | Americas           | Americas           |
|                     |            | 45th Floor         | 45th Floor         |
|                     |            | New York, NY  10105| New York, NY  10105|
|                     |            | Attn:  Santiago    | Attn:  Santiago    |
|                     |            | Hernandez          | Hernandez          |
|                     |            | T:  212 728-1677   | T:  212 728-1677   |
|                     |            | F:  212 333-2904   | F:  212 333-2904   |
------------------------------------------------------------------------------
| Bank One N.A.       |$54,400,000 | One Bank One Plaza | One Bank One Plaza |
|                     |            | Chicago, IL  60670 | Chicago, IL  60670 |
|                     |            | Attn:  Jamie Leung | Attn:  Jamie Leung |
|                     |            | T:  312 732-1707   | T:  312 732-1707   |
|                     |            | F:  312 732-3537   | F:  312 732-3537   |
------------------------------------------------------------------------------
| Bank of America,N.A.|$91,800,000 | 1850 Gateway Blvd. | 1850 Gateway Blvd. |
|                     |            | CA4-707-05-11      | CA4-707-05-11      |
|                     |            | Concord, CA  94520 | Concord, CA  94520 |
|                     |            | Attn:  Vilma Tang  | Attn:  Vilma Tang  |
|                     |            | T:  925 675-7336   | T:  925 675-7336   |
|                     |            | F:  925 969-2865   | F:  925 969-2865   |
------------------------------------------------------------------------------
| The Bank of New York|$78,200,000 | One Wall Street,   | One Wall Street,   |
|                     |            | 22nd Floor         | 22nd Floor         |
|                     |            | New York, NY  10005| New York, NY  10005|
|                     |            | Attn: Dawn Hertling| Attn: Dawn Hertling|
|                     |            | T:  212 635-6742   | T:  212 635-6742   |
|                     |            | F:  212 635-6399   | F:  212 635-6399   |
------------------------------------------------------------------------------
| The Bank of Tokyo-  |$91,800,000 | 1201 3rd Avenue    | 1201 3rd Avenue    |
| Mitsubishi, Ltd.    |            | Suite 1100         | Suite 1100         |
|                     |            | Seattle, WA  98101 | Seattle, WA  98101 |
|                     |            |Attn:KosukeTakahashi|Attn:KosukeTakahashi|
|                     |            | T:  206 382-6049   | T:  206 382-6049   |
|                     |            | F:  206 382-6067   | F:  206 382-6067   |
------------------------------------------------------------------------------
------------------------------------------------------------------------------
| Bayerische          |$23,800,000 |560 Lexington Avenue|560 Lexington Avenue|
| Landesbank          |            | New York, NY  10022| New York, NY  10022|
| Girozantrale, New   |            | Attn:  James Fox   | Attn:  James Fox   |
| York Branch         |            | T:  212 310-9986   | T:  212 310-9986   |
|                     |            | F:  212 310-9868   | F:  212 310-9868   |
------------------------------------------------------------------------------
| The Chase Manhattan |$115,900,000| 270 Park Avenue    | 270 Park Avenue    |
| Bank                |            | New York, NY  10019| New York, NY  10019|
|                     |            | Attn:Matthew Massie| Attn:Matthew Massie|
|                     |            | T:  212 270-5432   | T:  212 270-5432   |
|                     |            | F:  212 270-5100   | F:  212 270-5100   |
------------------------------------------------------------------------------
| Citibank, N.A.      |$115,900,000| 399 Park Avenue    | 399 Park Avenue    |
|                     |            | 12th Floor, Zone 2 | 12th Floor, Zone 2 |
|                     |            | New York, NY  10043| New York, NY  10043|
|                     |            |Attn:PhilippaPortnoy|Attn:PhilippaPortnoy|
|                     |            | T:  212 559-5812   | T:  212 559-5812   |
|                     |            | F:  212 793-1246   | F:  212 793-1246   |
------------------------------------------------------------------------------
| Credit Lyonnais     |$54,400,000 | 1301 Avenue of the | 1301 Avenue of the |
|                     |            | Americas           | Americas           |
|                     |            | New York, NY  10019| New York, NY  10019|
|                     |            |Attn:Bertrand Cousin|Attn:Bertrand Cousin|
|                     |            | T:  212 261-7363   | T:  212 261-7363   |
|                     |            | F:  212 261-7368   | F:  212 261-7368   |
------------------------------------------------------------------------------
| Credit Suisse First |$78,200,000 | 11 Madison Avenue  | 11 Madison Avenue  |
| Boston              |            | New York, NY  10010| New York, NY  10010|
|                     |            | Attn: Robert Finney| Attn: Robert Finney|
|                     |            | T:  212 325-9038   | T:  212 325-9038   |
|                     |            | F:  212 325-8319   | F:  212 325-8319   |
------------------------------------------------------------------------------
| Deutsche Bank AG    |$98,600,000 | 31 West 52nd Street| 31 West 52nd Street|
| New York and/or     |            | New York, NY  10019| New York, NY  10019|
| Cayman Island       |            |Attn:JosephGyurindak|Attn:JosephGyurindak|
| Branches            |            | T:  212 469-4107   | T:  212 469-4107   |
|                     |            | F:  212 469-4139   | F:  212 469-4139   |
------------------------------------------------------------------------------
| Deutsche            |$23,800,000 | 609 Fifth Avenue   | 609 Fifth Avenue   |
| VerkehrsBank AG     |            | 10th Floor         | 10th Floor         |
|                     |            | New York, NY  10017| New York, NY  10017|
|                     |            | Attn: Volker Fabian| Attn: Volker Fabian|
|                     |            | T:  212 588-8864   |  T:  212 588-8864  |
|                     |            | F:  212 588-8936   |  F:  212 588-8936  |
------------------------------------------------------------------------------
| Fleet National Bank |$78,200,000 | 100 Federal Street | 100 Federal Street |
|                     |            | Mailstop:          | Mailstop:          |
|                     |            | MABOS 01-10-01     | MABOS 01-10-01     |
|                     |            | Boston, MA  02110  | Boston, MA  02110  |
|                     |            | Attn: Roger Boucher| Attn: Roger Boucher|
|                     |            | T:  617 434-3951   | T:  617 434-3951   |
|                     |            | F:  617 434-0601   | F:  617 434-0601   |
------------------------------------------------------------------------------

------------------------------------------------------------------------------
| The Industrial Bank |$78,200,000 | 1251 Avenue of the | 1251 Avenue of the |
| of Japan, Limited   |            | Americas           | Americas           |
|                     |            | New York, NY  10020| New York, NY  10020|
|                     |            |Attn:Joe Mitarotondo|Attn:Joe Mitarotondo|
|                     |            | T:  212 282-4088   | T:  212 282-4088   |
|                     |            | F:  212 282-4494   | F:  212 282-4494   |
------------------------------------------------------------------------------
| Morgan Guaranty     |$23,800,000 | 60 Wall Street     | 60 Wall Street     |
| Trust Company of    |            | New York, NY  10260| New York, NY  10260|
| New York            |            | Attn:  Bob O'sieski| Attn:  Bob O'sieski|
|                     |            | T:  212 648-0342   | T:  212 648-0342   |
|                     |            | F:  212 648-5939   | F:  212 648-5939   |
------------------------------------------------------------------------------
| Mitsubishi Trust &  |$91,800,000 | 520 Madison Avenue | 520 Madison Avenue |
| Banking             |            | New York, NY  10022| New York, NY  10022|
|                     |            | Attn:  Joe Shammas | Attn:  Joe Shammas |
|                     |            | T:  212 891-8451   | T:  212 891-8451   |
|                     |            | F:  212 644-6825   | F:  212 644-6825   |
------------------------------------------------------------------------------
| PNC Bank, N.A.      |$54,400,000 | 620 Liberty Avenue | 620 Liberty Avenue |
|                     |            | Two PNC Plaza,     | Two PNC Plaza,     |
|                     |            | 3rd Floor          | 3rd Floor          |
|                     |            | Pittsburgh,PA 15222| Pittsburgh,PA 15222|
|                     |            |Attn:Jack Caracciolo|Attn:Jack Caracciolo|
|                     |            | T:  412 768-9973   | T:  412 768-9973   |
|                     |            | F:  412 768-4586   | F:  412 768-4586   |
------------------------------------------------------------------------------
| Royal Bank of Canada|$23,800,000 | Royal Bank of      | Royal Bank of      |
|                     |            | Canada Centre      | Canada Centre      |
|                     |            | 71 Queen Victoria  | 71 Queen Victoria  |
|                     |            | Street             | Street             |
|                     |            | London EC4V 4DE    | London EC4V 4DE    |
|                     |            | Attn: Stephan Sayre| Attn: Stephan Sayre|
|                     |            | T: 44 207 653-4625 | T: 44 207 653-4625 |
|                     |            | F: 44 207 329-0247 | F: 44 207 329-0247 |
------------------------------------------------------------------------------
| Royal Bank of       |$23,800,000 | Waterhouse Square  | Waterhouse Square  |
| Scotland            |            | 138-142 Holborn    | 138-142 Holborn    |
|                     |            | London England     | London England     |
|                     |            | EC1N 2TH           | EC1N 2TH           |
|                     |            | Attn: Andrew       | Attn: Andrew       |
|                     |            |       Waddington   |       Waddington   |
|                     |            | T: 44 207 375-8504 | T: 44 207 375-8504 |
|                     |            | F: 44 207 375-8282 | F: 44 207 375-8282 |
------------------------------------------------------------------------------
| Standard Chartered  |$23,800,000 |7 World Trade Center|7 World Trade Center|
| Bank                |            | New York, NY  10048| New York, NY  10048|
|                     |            | Attn:LarryFitzerald| Attn:LarryFitzerald|
|                     |            | T:  212 667-0107   | T:  212 667-0107   |
|                     |            | F:  212 667-0568   | F:  212 667-0568   |
------------------------------------------------------------------------------

------------------------------------------------------------------------------
| Sumitomo Bank       |$78,200,000 | 777 South Figueroa | 777 South Figueroa |
|                     |            | Suite 2600         | Suite 2600         |
|                     |            | Los Angeles, CA    | Los Angeles, CA    |
|                     |            | 90017              | 90017              |
|                     |            | Attn:Miriam Delgado| Attn:Miriam Delgado|
|                     |            | T:  213 955-0883   | T:  213 955-0883   |
|                     |            | F:  213 623-6832   | F:  213 623-6832   |
------------------------------------------------------------------------------
| U.S. BankCorp       |$23,800,000 | 1420 Fifth Avenue, | 1420 Fifth Avenue, |
|                     |            | 11th  Floor        | 11th  Floor        |
|                     |            | Seattle, WA  98101 | Seattle, WA  98101 |
|                     |            | Attn:  James Farmer| Attn:  James Farmer|
|                     |            | T:  206 587-5237   | T:  206 587-5237   |
|                     |            | F:  206 344-3654   | F:  206 344-3654   |
------------------------------------------------------------------------------
| Wachovia Bank       |$78,200,000 | 191 Peachtree      | 191 Peachtree      |
|                     |            | Street NE          | Street NE          |
|                     |            | Atlanta, GA  30303 | Atlanta, GA  30303 |
|                     |            | Attn: Joe Baschuite| Attn: Joe Baschuite|
|                     |            | T:  404 332-5178   | T:  404 332-5178   |
|                     |            | F:  404 332-4136   | F:  404 332-4136   |
------------------------------------------------------------------------------
|Westdeutsche         |$23,800,000 | 1211 Avenue of the | 1211 Avenue of the |
| Landesbank          |            | Americas           | Americas           |
|                     |            | New York, NY  10036| New York, NY  10036|
|                     |            | Attn:  Phil Green  | Attn:  Phil Green  |
|                     |            | T:  212 852-6113   | T:  212 852-6113   |
|                     |            | F:  212 302-7946   | F:  212 302-7946   |
------------------------------------------------------------------------------

                              EXHIBIT (10)(iii)

                             THE BOEING COMPANY

                                  FIVE-YEAR
                              CREDIT AGREEMENT

                                    among
                             THE BOEING COMPANY
                for itself and on behalf of its Subsidiaries,
                                as a Borrower
                          THE LENDERS PARTY HERETO
                               CITIBANK, N.A.,
                           as Administrative Agent
                          THE CHASE MANHATTAN BANK,
                            as Syndication Agent
                                     and
                          SALOMON SMITH BARNEY INC.
                                     and
                           CHASE SECURITIES, INC.,
               as Joint Lead Arrangers and Joint Book Managers
                       dated as of September 27, 2000

                              TABLE OF CONTENTS
Article and Section                                                       Page

ARTICLE 1 DEFINITIONS

    1.1     Definitions......................................................1
    1.2     Use of Defined Terms; References.................................9
    1.3     Accounting Terms.................................................9

ARTICLE 2 AMOUNTS AND TERMS OF THE ADVANCES

    2.1     Committed Advances...............................................9
    2.2     Making Committed Advances........................................9
    2.3     Repayment.......................................................11
    2.4     Interest Rate on Committed Advances.............................11
    2.5     Bid Advances....................................................11
    2.6     Lender Assignment or Sale.......................................15
    2.7     Fees............................................................15
    2.8     Reduction of the Commitments....................................15
    2.9     Additional Interest on Eurodollar Rate Committed Advances.......15
    2.10    Eurodollar Interest Rate Determination..........................16
    2.11    Voluntary Conversion of Committed Advances......................17
    2.12    Prepayments.....................................................17
    2.13    Increases in Costs..............................................18
    2.14    Taxes...........................................................19
    2.15    Illegality......................................................21
    2.16    Payments and Computations.......................................21
    2.17    Sharing of Payments, Etc. ......................................22
    2.18    Evidence of Debt................................................23
    2.19    Alteration of Commitments and Addition of Lenders...............23
    2.20    Assignments; Sales of Participations and Other
             Interests in Advances..........................................25
    2.21    Subsidiary Borrowers............................................27

ARTICLE 3 REPRESENTATIONS AND WARRANTIES

    3.1     Representations and Warranties by the Borrowers.................29

ARTICLE 4 COVENANTS OF TBC

    4.1     Affirmative Covenants of TBC....................................30
    4.2     General Negative Covenants of TBC...............................31
    4.3     Financial Statement Terms.......................................33
    4.4     Waivers of Covenants............................................33

ARTICLE 5 CONDITIONS PRECEDENT TO BORROWINGS

    5.1     Conditions Precedent to the Initial Borrowing of TBC............34
    5.2     Conditions Precedent to Each Committed Borrowing of TBC.........34
    5.3     Conditions Precedent to Each Bid Borrowing of TBC...............35
    5.4     Conditions Precedent to the Initial Borrowing of a
             Subsidiary Borrower............................................35
    5.5     Conditions Precedent to Each Committed Borrowing of a Subsidiary
             Subsidiary Borrower............................................36
    5.6     Conditions Precedent to Each Bid Borrowing of a Subsidiary
             Subsidiary Borrower............................................36

ARTICLE 6 EVENTS OF DEFAULT

    6.1     Events of Default...............................................37
    6.2     Lenders' Rights upon Borrower Default...........................39

ARTICLE 7 THE AGENT

    7.1     Authorization and Action........................................39
    7.2     Agent's Reliance, Etc. .........................................40
    7.3     Citibank, N.A. and its Affiliates...............................38
    7.4     Lender Credit Decision..........................................38
    7.5     Indemnification.................................................38
    7.6     Successor Agent.................................................39
    7.7     Certain Obligations May Be Performed by Affiliates..............39

ARTICLE 8 MISCELLANEOUS

    8.1     Modification, Consents and Waivers..............................39
    8.2     Notices.........................................................40
    8.3     Costs, Expenses and Taxes.......................................41
    8.4     Binding Effect..................................................41
    8.5     Severability....................................................42
    8.6     Governing Law...................................................42
    8.7     Headings........................................................42
    8.8     Execution in Counterparts.......................................42
    8.9     Right of Set-Off................................................42
    8.10    Confidentiality.................................................42
    8.11    Agreement in Effect.............................................43

Exhibit A-1	-	Committed Note
Exhibit A-2	-	Bid Note
Exhibit B-1	-	Notice of Committed Borrowing
Exhibit B-2	-	Notice of Bid Borrowing
Exhibit C	-	Request for Alteration
Exhibit D	-	Borrower Subsidiary Letter
Exhibit E	-	Opinion of Counsel of the Company
Exhibit F	-	Opinion of Counsel for Agent
Exhibit G	-	Opinion of in-house counsel to Subsidiary Borrower
Exhibit H	-	Guaranty of TBC
Exhibit I	-	Opinion of Counsel of TBC


Schedule I      -       Commitments

                              CREDIT AGREEMENT

                       Dated as of September 27, 2000

THE BOEING COMPANY, a Delaware corporation ("TBC" or the "Company"), for itself and on behalf of the other BORROWERS (as defined below), the LENDERS (as defined below), SALOMON SMITH BARNEY INC. and CHASE SECURITIES INC., as joint lead arrangers and joint book managers, THE CHASE MANHATTAN BANK, as syndication agent, and CITIBANK, N.A., in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"), agree as follows:

                                  ARTICLE 1

                                 Definitions

1.1 Definitions. As used in this Agreement, the following terms have the respective meanings set out below:

"1999 Credit Agreement" means the Bank Credit Agreement, dated as of September 29, 1999, by and among TBC, Citibank, N.A., as administrative agent, and certain other banks as lenders.

"Advance" means a Committed Advance or a Bid Advance.

"Agent" means Citibank, N.A. acting in its capacity as administrative agent for the Lenders, or any successor administrative agent appointed pursuant to
Section 7.6.

"Agent's Account" means the account of the Agent maintained by the Agent with Citibank, N.A., at its office at 399 Park Avenue, New York, New York
10043, Account 36852248, Attention:  Mr. Drew Tuminello.

"Affiliate" means, as to any Person, any other Person that, directly or indirectly, controls, is controlled by or is under common control with such Person or is a director or officer of such Person. (For purposes of this definition, the term "controls", "controlling", "controlled by" and "under common control with" mean, with respect to a Person, the possession, direct or indirect, of the power to vote 5% or more of the Voting Stock of such Person or to direct or cause the direction of the management and policies of such Person, whether through the ownership of Voting Stock, by contract, or otherwise.)

"Agreement" means this agreement, as it may be amended or otherwise modified from time to time, and any written additions or supplements hereto.

"Applicable Lending Office" means, with respect to each Lender, such Lender's Domestic Lending Office, in the case of a Base Rate Advance, and such Lender's Eurodollar Lending Office, in the case of a Eurodollar Rate
Advance, and, in the case of a Bid Advance, the office of such Lender specified by such Lender in a notice to the Agent as its Applicable
Lending Office with respect to such Bid Advance.

"Applicable Facility Fee" means a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

-------------------------------------------------------------------------------
| Level     |  Public Debt Rating: S&P and Moody's        | Applicable Margin |
|-----------------------------------------------------------------------------|
| Level I   |  A by S&P or A2 by Moody's or above         |       0.06%       |
|-----------------------------------------------------------------------------|
| Level II  |  less than Level I                          |                   |
|           |  but at least A- by S&P or A3 by Moody's    |       0.07%       |
|-----------------------------------------------------------------------------|
| Level III | less than Level II                                              |
|           | but at least BBB+ by S&P or Baa1 by Moody's |       0.08%       |
|-----------------------------------------------------------------------------|
| Level IV  |  less than Level III                        |      0.125%       |
-------------------------------------------------------------------------------

provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Facility Fee shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Facility Fee shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Facility Fee for thirty days following such ratings becoming unavailable shall be the Applicable Facility Fee in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Facility Fee thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Facility Fee in effect immediately prior to such cessation or (b) otherwise, the Applicable Facility Fee as set forth under Level IV above.

"Applicable Margin" means,
(i) with respect to Base Rate Advances, 0% per annum; and
(ii) with respect to Eurodollar Rate Advances, a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

-------------------------------------------------------------------------------
| Level     |  Public Debt Rating: S&P and Moody's        | Applicable Margin |
|-----------------------------------------------------------------------------|
| Level I   |  A by S&P or A2 by Moody's or above         |       0.09%       |
|-----------------------------------------------------------------------------|
| Level II  |  less than Level I                          |                   |
|           |  but at least A- by S&P or A3 by Moody's    |       0.13%       |
|-----------------------------------------------------------------------------|
| Level III | less than Level II                                              |
|           | but at least BBB+ by S&P or Baa1 by Moody's |       0.17%       |
|-----------------------------------------------------------------------------|
| Level IV  |  less than Level III                        |       0.25%       |
-------------------------------------------------------------------------------
provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Margin shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Margin shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Margin thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (b) otherwise, the Applicable Margin as set forth under Level IV above; and

provided further that in the event and during the continuance of an Event of Default, the Applicable Margin shall immediately increase by 1.0% above the Applicable Margin then in effect, and, in the case of a Eurodollar Rate Advance, such Advance shall automatically convert to a Base Rate Advance at the end of the Interest Period then in effect for such Eurodollar Rate Advance.

"Available Commitments" means, as of any date of determination, (a) the aggregate Commitments of the Lenders, as such amount may be reduced, changed or terminated in accordance with the terms of this Agreement, reduced by (b) the aggregate Advances outstanding on such date of determination.

"Base Rate" means the rate of interest announced publicly by Citibank, N.A., in New York City, from time to time, as Citibank's "base" rate.
"Base Rate Advance" means a Committed Advance which bears interest at the Base Rate.

"Bid Advance" means an advance by a Lender to a Borrower as part of a Bid Borrowing resulting from the auction bidding procedure described in
Section 2.5, and refers to a Fixed Rate Advance or a Eurodollar Rate Bid Advance, each of which shall be a "Type" of Bid Advance.

"Bid Borrowing" means a borrowing consisting of simultaneous Bid Advances from each of the Lenders whose offers to make one or more Bid Advances as part of such borrowing has been accepted by a Borrower under the auction bidding procedure described in Section 2.5.

"Bid Note" means a promissory note of a Borrower payable to the order of a Lender, in substantially the form of Exhibit A-2, evidencing the indebtedness of that Borrower to such Lender resulting from a Bid Advance made by such Lender to such Borrower.

"Bid Reduction" has the meaning specified in Section 2.1(a).

"Borrower" means, individually and collectively, as the context requires, TBC and each Subsidiary Borrower (unless and until it becomes a "Terminated Subsidiary Borrower" pursuant to Section 2.22).

"Borrower Subsidiary Letter" means, with respect to any Subsidiary Borrower, a letter in the form of Exhibit D, signed by such Subsidiary Borrower and TBC.

"Borrowing" means a Committed Borrowing or a Bid Borrowing.

"Business Day" means a day of the year on which banks are not required or authorized to close in New York City and, if the applicable Business Day relates to any Eurodollar Rate Advance, on which dealings are carried on in the London interbank market.

"Commitment" means, for each Lender, the full amount set forth opposite the name of such Lender in Schedule I or, if such Lender is a Replacement Lender or a Lender that has entered into one or more assignments pursuant to Section
2.20, the amount set forth for such Lender in the Register maintained by the Agent pursuant to Section 2.20(d), as such amount may be reduced pursuant to Section 2.3, Section 2.8 or Section 2.19 or increased pursuant to Section 2.19.

"Committed Advance" means an advance made by a Lender to a Borrower as part of a Committed Borrowing and refers to a Base Rate Advance or a Eurodollar Rate Committed Advance, each of which is a "Type" of Committed Advance.

"Committed Borrowing" means a borrowing consisting of simultaneous Committed Advances of the same Type made by each of the Lenders pursuant to Section 2.1.

"Committed Note" means a promissory note of a Borrower payable to the order of any Lender, in substantially the form of Exhibit A-1, evidencing the indebtedness of that Borrower to such Lender resulting from the Committed Advances made by such Lender to that Borrower.

"Company" means The Boeing Company, a Delaware corporation (usually referred to herein as "TBC").

"Confidential Information" means information that a Borrower furnishes to the Agent or any Lender in a writing designated as confidential, but does not include any such information that is or becomes generally available to the public or that is or becomes available to the Agent or such Lender from a source other than a Borrower.

"Consolidated" refers to the consolidation of accounts in accordance with generally accepted accounting principles.

"Convert", "Conversion" and "Converted" each means a conversion of Committed Advances of one Type into Committed Advances of another Type pursuant to
Section 2.10, 2.11 or 2.15.

"Debt" of a Person means
(i)	indebtedness for borrowed money or for the deferred purchase price of property or services;
(ii)	financial obligations evidenced by bonds, debentures, notes or other similar instruments,
(iii)	financial obligations as lessee under leases which have been or should be, in accordance with generally accepted accounting principles, recorded as capital leases; and

(iv) obligations under direct or indirect guaranties in respect of, and obligations (contingent or otherwise) to purchase or otherwise acquire, or otherwise to assure a creditor against loss in respect of, indebtedness or financial obligations of others of the kind referred to in clauses (i) through (iii) above.

"Default" means any Event of Default or any event that would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

"Domestic Lending Office" means with respect to any Lender, the office of such Lender specified as its "Domestic Lending Office" opposite its name on
Schedule I, or in the assignment or other agreement pursuant to which it became a Lender or such other office of such Lender as such Lender may from time to time specify to TBC and the Agent.

"Effective Date" has the meaning specified in Section 2.19.

"Eligible Assignee" means
(i)	a commercial bank organized under the laws of the United States, or any state thereof, and having a combined capital and surplus in excess of $3,000,000,000;
(ii)	a commercial bank organized under the laws of any other country which is a member of the OECD, or a political subdivision of any such country, and having a combined capital and surplus in excess of $3,000,000,000, provided that such bank is acting through a branch or agency located in either (a) the country in which it is organized or (b) another country which is also a member of the OECD or the Cayman Islands;
(iii)	the central bank of any country which is a member of the OECD;
(iv)	any Lender;
(v)	an Affiliate of any Lender; and
(vi)	so long as no Default has occurred and is continuing, any other
        Person approved in writing by TBC, which approval has been communicated in writing to the Agent, provided that neither TBC nor an Affiliate of TBC shall qualify as an Eligible Assignee.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time and the regulations promulgated and rulings issued thereunder.

"Eurocurrency Liabilities" has the meaning assigned to that term in Regulation D of the Board of Governors of the Federal Reserve System, as in effect from time to time.

"Eurodollar Lending Office" means, with respect to any Lender, (a) the office of such Lender specified as its "Eurodollar Lending Office" opposite its name on Schedule I (or, if no such office is specified, its Domestic Lending
Office) or in the assignment or other agreement pursuant to which it became a Lender or (b) such other office of such Lender as such Lender may from time to time specify to TBC and the Agent.

"Eurodollar Rate" means, for an Interest Period for a Eurodollar Rate Committed Advance constituting part of a Committed Borrowing, and for the relevant period specified in the applicable Notice of Bid Borrowing for a Eurodollar Rate Bid Advance, an interest rate per annum equal to either

(a) the offered rate (rounded to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) for deposits in U.S. dollars for a period substantially equal to such Interest
        Period (if a Committed Advance) or such relevant period specified in the applicable Notice of Bid Borrowing (if a Bid Advance), appearing on Telerate Markets Page 3750 (or any successor page or, if unavailable for any reason by Telerate, then by reference to Reuters Screen) as of 11:00 a.m. (London time) two business days before the first day of such Interest Period or the first day of the relevant period specified in such Notice of Bid Borrowing; or
(b) if the foregoing rate is unavailable from Telerate or the Reuters Screen for any reason, the average (rounded to the nearest whole multiple of 1/16 of 1% per annum, if such average is not such a multiple) of the rates per annum are offered by the principal office of each of the Reference Banks to prime banks in the London interbank market at 11:00 a.m. (London time) on deposits in U.S. dollars two Business Days before the first day of such Interest Period or the first day of such relevant period specified in the Notice of Bid Borrowing
        (i) for such Eurodollar Committed Advance, on an amount substantially equal to such Reference Bank's Eurodollar Rate Advance constituting part of such Committed Borrowing and for a period equal to such Interest Period, or
        (ii) for such Eurodollar Rate Bid Advance, on an amount substantially equal to the amount of the Eurodollar Rate Bid Borrowing which includes such Bid Advance multiplied by a fraction equal to such Reference Bank's ratable portion of the Commitments and for a period equal to the relevant period specified in such Notice of Bid Borrowing.
The Eurodollar Rate for any Interest Period for each Eurodollar Rate
Committed Advance constituting part of the same Borrowing and for the relevant period specified in a Notice of Bid Borrowing for each Eurodollar
Rate Bid Advance shall be determined by the Agent on the basis of applicable rates furnished to and received by the Agent from the Reference
Banks two Business Days before the first day of such Interest Period or period, as the case may be, subject, however, to the provisions of Section 2.10.

"Eurodollar Rate Advance" means a Committed Advance (a "Eurodollar Rate Committed Advance") or a Bid Advance (a "Eurodollar Rate Bid Advance") which bears interest at a rate of interest quoted as a margin (which shall be the Applicable Margin in the case of a Committed Advance or as offered by a Lender and accepted by a Borrower in the case of a Bid Advance) over the Eurodollar Rate.

"Eurodollar Rate Bid Borrowing" has the meaning specified in Section 2.5(b).

"Eurodollar Rate Reserve Percentage" means the reserve percentage applicable to a Lender for any Interest Period for a Eurodollar Rate Advance during such Interest Period (or if more than one such percentage shall be so applicable, the daily average of such percentages for those days in such Interest Period during which any such percentage shall be so applicable) under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) for determining the maximum reserve requirement (including, without limitation, any emergency, supplemental or other marginal reserve requirement) for such Lender with respect to liabilities or assets consisting of or including Eurocurrency Liabilities (or with respect to any other category of liabilities that includes deposits by reference to which the interest rate on Eurodollar
Rate Advances is determined) having a term equal to such Interest Period.

"Event of Default" means any of the events described in Section 6.1.

"Facility Fee" has the meaning specified in Section 2.7.

"Federal Funds Rate" means, for each day during a period, an interest rate per annum equal to the weighted average of the fluctuating rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it.

"Fixed Rate Advance" means an Advance made by a Lender to a Borrower as part of a Fixed Rate Borrowing.

"Fixed Rate Borrowing" has the meaning specified in Section 2.5(b).

"Guaranty" means each Guaranty Agreement executed by TBC in favor of the Agent and the Lenders, unconditionally guaranteeing the payment of all obligations of a Subsidiary Borrower hereunder and under any Notes executed or to be executed by it.

"Indemnified Costs" has the meaning specified in Section 7.5.

"Indemnified Parties" has the meaning specified in Section 8.3(b).

"Interest Period" means, for each Eurodollar Rate Committed Advance constituting part of the same Borrowing, the period commencing on the date of such Committed Advance or the date of the Conversion of a Base Rate Advance into such a Eurodollar Rate Committed Advance and ending on the last day of the period selected by the applicable Borrower pursuant to the provisions below and, thereafter, each subsequent period commencing on the last day of the immediately preceding Interest Period and ending on the last day of the period selected by such Borrower pursuant to the provisions below. The duration of each such Interest Period shall be one, two, three, or six months (or nine months, with the consent of all Lenders funding those particular Advances), as the applicable Borrower may, upon notice received by the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the first day of such Interest
Period, select, provided, however, that:
        (i) no Interest Period shall end on a date later than the Termination Date;
        (ii) Interest Periods commencing on the same date for Committed Advances constituting part of the same Committed Borrowing shall be of the same duration; and
        (iii) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day, provided that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of the Interest Period shall occur on the immediately preceding Business Day.

"Lender", subject to Section 2.20, means any of the institutions that is a signatory hereto or that, pursuant to Section 2.13,
2.19 or 2.20, becomes a "Lender" hereunder.

"Majority Lenders" means Lenders having greater than 50% of the total Commitments or, if the Commitments have been terminated in full, Lenders holding greater than 50% of the then aggregate unpaid principal amount of the Advances.

"Moody's" means Moody's Investor Services, Inc.

"Note" means a Committed Note or a Bid Note.

"Notice of Bid Borrowing" has the meaning specified in Section 2.5(b).

"Notice of Borrowing" means a Notice of Committed Borrowing or a Notice of Bid Borrowing.

"Notice of Committed Borrowing" has the meaning specified in Section 2.2(a).

"OECD" means the Organization for Economic Cooperation and Development.

"Person" means an individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity, or a government or any political subdivision or agency thereof.

"Property, Plant and Equipment" means any item of real property, or any interest therein, buildings, improvements and machinery.

"Proposed Increased Commitment" has the meaning specified in Section 2.19(a).

"Reference Banks" means The Chase Manhattan Bank, Citibank, N.A., Bank of America, N.A., and Deutsche Bank AG.

"Register" has the meaning specified in Section 2.20(d).

"Request for Alteration" means a document substantially in the form of Exhibit C, duly executed by TBC, pursuant to Section 2.19.

"Required Assignment" has the meaning specified in Section 2.20(a).

"S&P" means Standard & Poor's, a division of The McGraw-Hill Companies, Inc.

"Subsidiary" means any corporation in which more than 50% of the Voting Stock is owned by TBC, by TBC and any one or more other Subsidiaries, or by any one or more other Subsidiaries.

"Subsidiary Borrower" means, individually and collectively, as the context requires, each Subsidiary that is or becomes a "Borrower" in accordance with Section 2.21; in each case, unless and until it becomes a "Terminated Subsidiary Borrower".

"TBC" means The Boeing Company, a Delaware corporation.

"Terminated Subsidiary Borrower" means, individually and collectively, as the context requires, a Subsidiary Borrower that has ceased to be a "Borrower" in accordance with Section 2.21.

"Termination Date" means the earlier to occur of (i) September 27, 2005, and
(ii) the date of termination in whole of the Commitments pursuant to
Section 2.8 or Section 6.2.

"Total Capital" has the meaning specified in Section 4.2(b).

"Type", as to Committed Borrowings, means either Base Rate Advances or Eurodollar Rate Committed Advances and, as to Bid Borrowings, means either Fixed Rate Advances or Eurodollar Rate Bid Advances.

"Voting Stock" means, as to a corporation, all the issued and outstanding capital stock of such corporation having general voting power, under ordinary circumstances, to elect a majority of the Board of Directors of such corporation (irrespective of whether or not any capital stock of any other class or classes shall or might have voting power upon the occurrence of any contingency).

1.2 Use of Defined Terms; References. Any defined term used in the plural preceded by the definite article encompasses all members of the relevant class. Any defined term used in the singular preceded by "a", "an" or "any" indicates any number of the members of the relevant class. All references in this Agreement to a Section, Article, Schedule or Exhibit are to a Section, Article, Schedule or Exhibit of or to this Agreement, unless otherwise indicated.

1.3 Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied.
                                  ARTICLE 2

                      Amounts and Terms of the Advances

2.1   Committed Advances.
(a) Obligation to Make Committed Advances. Each Lender severally agrees, on the terms and conditions hereinafter set forth, to make Committed Advances to the Borrowers from time to time on any Business Day during the period from the date hereof until the Termination Date in an aggregate principal amount at any time outstanding not to exceed such Lender's Commitment, provided that the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the Bid Advances then outstanding and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments (such deemed use of the aggregate amount of the Commitments being a "Bid Reduction").

(b) Amount of Committed Advances. Each Committed Borrowing shall be in an aggregate amount not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof.

(c) Type of Committed Advances. Each Committed Borrowing shall consist of Committed Advances of the same Type made on the same day by the Lenders ratably according to their respective Commitments. Within the limits of each Lender's Commitment, the Borrowers may from time to time borrow, prepay pursuant to Section 2.12, and reborrow under this Section 2.1 and
Section 2.2.

2.2   Making Committed Advances.

(a) Notice of Committed Borrowing. Each Committed Borrowing shall be made on notice, given by a Borrower to the Agent not later than 11:00 a.m. (New
York City time) on the day of the proposed Committed Borrowing in the case of a Base Rate Borrowing and on the third Business Day prior to the date of the proposed Committed Borrowing in the case of a Eurodollar Rate Borrowing (a "Notice of Committed Borrowing"). Each such Notice of Committed Borrowing shall be in substantially the form of Exhibit B-l, specifying the requested
(i)     date of such Committed Borrowing,
(ii)    Type of Committed Advances constituting such Committed Borrowing,
(iii)   aggregate amount of such Committed Borrowing, and
(iv) in the case of a Committed Borrowing composed of Eurodollar Rate Advances, the initial Interest Period for each such Committed
        Advance, which Interest Period may be 1, 2, 3 or 6 months, at the option of the Borrower, or, if acceptable to all the Lenders, 9 months.

Every Notice of Committed Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed Committed Borrowing. Upon receipt of a Notice of Committed Borrowing, the Agent shall promptly give notice to each Lender thereof.

(b) Funding Committed Advances. Each Lender shall, before 1:00 p.m. (New York City time) on the date of such Committed Borrowing, make available for the account of its Applicable Lending Office to the Agent at the Agent's
Account, in same day funds, such Lender's ratable portion of such Committed Borrowing. After the Agent's receipt of such funds and upon fulfillment of the applicable conditions set forth in Article 5, the Agent will make such funds available to the relevant Borrower at an account specified by such Borrower.

(c) Irrevocable Notice. Each Notice of Committed Borrowing shall be irrevocable and binding. In the case of any Committed Borrowing that the related Notice of Committed Borrowing specifies is to be composed of Eurodollar Rate Advances, the Borrower requesting such Committed Borrowing shall indemnify each Lender against any loss, cost or expense incurred by such Lender on account of any failure to fulfill on or before the date specified for such Committed Borrowing in such Notice of Committed
Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (but excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Committed
Advance to be made by such Lender as part of such Committed Borrowing when such Committed Advance, as a result of such failure, is not made on such date.

(d) Lender's Ratable Portion. Unless the Agent has received notice from a Lender prior to 1:00 p.m. (New York City time) on the day of any Committed Borrowing that such Lender will not make available to the Agent such Lender's ratable portion of such Committed Borrowing, the Agent may assume that such Lender has made such portion available to the Agent on the date of such Committed Borrowing in accordance with subsection (b) of this
Section 2.2 and the Agent may, in reliance upon such assumption, make available to the requesting Borrower on such date a corresponding amount. If and to the extent that a Lender has not so made such ratable portion available to the Agent, such Lender and such Borrower shall severally repay to the Agent forthwith on demand an amount that in the aggregate equals such corresponding amount together with interest thereon for each day from the date such amount is made available by the Agent to such Borrower until the date such amount is repaid to the Agent, at

(i) in the case of such Borrower, the interest rate applicable at the time to Committed Advances constituting such Committed Borrowing, and

(ii)    in the case of such Lender, the Federal Funds Rate.

If such Lender shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Lender's Committed Advance as part of such Committed Borrowing for purposes of this Agreement.

(e) Independent Lender Obligations. The failure of any Lender to make the Committed Advance to be made by it as part of any Committed Borrowing shall not relieve any other Lender of its obligation, if any, hereunder to make its Committed Advance on the date of such Committed Borrowing, but no Lender shall be responsible for the failure of any other Lender to make the Committed Advance to be made by such other Lender on the date of any Committed Borrowing.

2.3 Repayment. The Borrowers shall repay to the Agent for the ratable accounts of the Lenders on the Termination Date the unpaid principal amount of the Committed Advances outstanding as of the Termination Date.

2.4 Interest Rate on Committed Advances. Each Borrower shall pay interest on the unpaid principal amount of each of its Committed Advances from the date of such Committed Advance until such principal amount is paid in full, at the following rates per annum:

(i) during each period in which such Committed Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time plus the Applicable Margin, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, and

(ii) during each period in which such Committed Advance is a Eurodollar Rate Advance, at a rate per annum equal at all times during each relevant Interest Period for such Committed Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin, payable on the last day of each such Interest Period, and if such Interest Period has a duration of more than three months, quarterly on each day during such Interest Period that is three months from either (A) the first day of such Interest Period or (B) the last such interest payment date and on the date such Committed Advance is Converted or paid in full.

2.5   Bid Advances.
(a) Bid Advances Impact on Commitments. The Borrowers may make Bid Borrowings from time to time on any Business Day during the period from the date hereof until the Termination Date in the manner set forth below, provided that, following the making of each Bid Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to the Bid Reduction).
As provided in Section 2.1 above, the aggregate amount of the Commitments of the Lenders shall be deemed used from time to time to the extent of the aggregate amount of the Bid Advances then outstanding, and such deemed use of the aggregate amount of the Commitments shall be applied to the Lenders ratably according to their respective Commitments; provided, however, that any Lender's Bid Advances shall not otherwise reduce that Lender's obligation to lend its pro rata share of the remaining Available Commitments.

(b) Notice of Bid Borrowing. Any Borrower may request a Bid Borrowing by delivering to the Agent a notice of a Bid Borrowing (a "Notice of Bid Borrowing"), in substantially the form of Exhibit B-2, specifying the following:
(i)     the date and aggregate amount of the proposed Bid Borrowing,
(ii) the maturity date for repayment of each Bid Advance to be made as part of such Bid Borrowing, which maturity date
        (A) may not be later than 5 Business Days prior to the Termination Date, but may otherwise be 7 days or more from the date of such requested Bid Advance if the Borrower specifies in the Notice of Bid Borrowing that the rates of interest to be offered by the Lenders will be fixed rates per annum (a "Fixed Rate Borrowing"), and
        (B) shall be either 1, 2, 3, 6 or 9 months from the date of such Bid Borrowing if the Borrower specifies in the Notice of Bid Borrowing that such Bid Borrowing is to consist of Eurodollar Rate Bid Advances (a "Eurodollar Rate Bid Borrowing"),
(iii)   the interest payment date or dates relating thereto, and
(iv)    any other terms to be applicable to such Bid Borrowing.

A Borrower requesting a Bid Borrowing shall deliver a Notice of Bid Borrowing to the Agent not later than 11:00 a.m. (New York City time) (A) at least one Business Day prior to the date of the proposed Bid Borrowing if the proposed Bid Borrowing is to be a Fixed Rate Borrowing, and (B) at least four Business Days prior to the date of the proposed Bid Borrowing, if the proposed Bid Borrowing is to be a Eurodollar Rate Bid Borrowing. Every Notice of Bid Borrowing given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that proposed Bid Borrowing. The Agent shall in turn promptly notify each Lender of each request for a Bid Borrowing by sending such Lender a copy of the related Notice of Bid Borrowing.

(c) Discretion as to Bid Advances. Each Lender may, in its sole discretion, elect to irrevocably offer to make one or more Bid Advances to the applicable Borrower as part of such proposed Bid Borrowing at a rate or rates of interest specified by such Lender in its sole discretion (each such rate of interest to be a fixed rate if the Borrower requested Fixed
Rate Advances or a margin over the Eurodollar Rate if the Borrower requested Eurodollar Rate Bid Advances), by notifying the Agent (which shall give prompt notice thereof to the Company and such Borrower), before 10:00 a.m. (New York City time) (A) on the date of such proposed Bid
Borrowing, if the proposed Bid Borrowing is to be a Fixed Rate Borrowing and (B) three Business Days before the date of such proposed Bid
Borrowing, in the case of a Notice of Bid Borrowing is to be a Eurodollar
Rate Bid Borrowing. In such notice the Lender shall specify the following:
(i) the minimum amount and maximum amount of each Bid Advance which such Lender would be willing to make as part of such proposed Bid
        Borrowing (which amounts may, subject to the first proviso in this Section 2.5(a), exceed such Lender's Commitment),
(ii) the rate or rates of interest therefor (specified as stated in this paragraph (c)), and
(iii) such Lender's Applicable Lending Office with respect to such Bid Advance; provided that if the Agent in its capacity as a Lender, in its sole discretion, elects to make any such offer, it shall notify such Borrower and the Company of such offer before 9:30 a.m. (New York City time) on the date on which notice of such election is to be given to the Agent by the other Lenders. If, by 10:00 a.m. (New York City time) on the date on which notice of a Lender's election under this
        Section 2.5(c) is to be made, the Agent fails to receive, at its address specified in Section 8.2, a notice from a Lender provided for in this
        Section 2.5(c), the Agent may conclusively presume that such Lender has elected not to offer to make any Bid Advances to such Borrower with respect to the related Notice of Bid Borrowing.

(d) Borrower Selection of Lender Bids. The Borrower proposing the Bid Borrowing shall, in turn, (A) before 11:00 a.m. (New York City time) on the date of such proposed Bid Borrowing, in the case of a proposed Bid Borrowing to be a Fixed Rate Borrowing, and (B) before 12:00 noon (New
York City time) three Business Days before the date of such proposed Bid Borrowing, in the case of a proposed Bid Borrowing to be a Eurodollar Rate
Bid Borrowing, either:
(i)     cancel such Bid Borrowing by giving the Agent notice to that effect, or
(ii) accept, in its sole discretion, one or more of the offers made by a Lender or Lenders pursuant to Section 2.5(c), by giving notice to the Agent of the amount of each Bid Advance (which amount shall be equal to or greater than the minimum amount and equal to or less than the maximum amount, notified to such Borrower by the Agent on behalf of such Lender for such Bid Advance pursuant to Section
        2.5(c)) to be made by each Lender as part of such Bid Borrowing, and reject any remaining offers made by Lenders pursuant to Section
        2.5(c) by giving the Agent notice to that effect; provided that offers will be accepted, if at all, in order of lowest to highest interest rates, and, if two or more Lenders bid at the same rate, the Bid Borrowing with respect to such rate will be allocated among such Lenders in proportion to the amount bid by each such Lender.

If the Borrower proposing the Bid Borrowing notifies the Agent that such Bid Borrowing is canceled pursuant to Section 2.5(d)(i), the Agent shall give prompt notice thereof to the Lenders and such Bid Borrowing shall not be made.

(e) Bid Borrowing. If the Borrower proposing the Bid Borrowing accepts one or more of the offers made by a Lender or Lenders pursuant to Section
2.5(d)(ii), the Agent shall in turn promptly
(i) notify each Lender that has made an offer as described in Section 2.5(c), of the date and aggregate amount of such Bid Borrowing and whether or not any offer or offers made by such Lender pursuant to
        Section 2.5(c) have been accepted by such Borrower,
(ii) notify each Lender that is to make a Bid Advance, as part of such Bid Borrowing, of the amount of each Bid Advance to be made by such Lender as part of such Bid Borrowing, and
(iii) upon satisfaction of the conditions set forth in 5.3 or 5.6, as applicable, notify each Lender that is to make a Bid Advance as part of such Bid Borrowing that the applicable conditions set forth in
        Article 5 appear to have been satisfied.
When each Lender that is to make a Bid Advance as part of such Bid
Borrowing has received notice from the Agent pursuant to clause (iii) of the preceding sentence, such Lender shall, before 1:00 p.m. (New York City time) on the date of such Bid Borrowing specified in the notice received from the Agent pursuant to clause (i) of the preceding sentence, make available for the account of its Applicable Lending Office to the Agent at the Agent's Account such Lender's portion of such Bid Borrowing, in same day funds. Upon fulfillment of the applicable conditions set forth in
Article 5 and after receipt by the Agent of such funds, the Agent will make such funds available to the relevant Borrower at an account specified by such Borrower. Promptly after each Bid Borrowing the Agent shall notify each Lender of the amount of the Bid Borrowing, the consequent Bid Reduction, and the dates upon which such Bid Reduction commenced and will terminate.

(f) If the Borrower proposing such Bid Borrowing notifies the Agent pursuant to Section 2.5(d)(ii) above that it accepts one or more of the offers made by any Lender or Lenders, such notice of acceptance shall be irrevocable and binding on such Borrower. Such Borrower shall indemnify each Lender against any loss, cost or expense incurred by such Lender as a result of any failure to fulfill on or before the date specified in the related
Notice of Bid Borrowing for such Bid Borrowing the applicable conditions set forth in Article 5, including, without limitation, any loss (but excluding loss of anticipated profits), cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund the Bid Advance to be made by such Lender as part of such Bid Borrowing when such Bid Advance, as a result of such failure, is not made on such date.

(g) Amount of Bid Borrowings. Each Notice of Bid Borrowing shall request an aggregate amount of Bid Advances not less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof, provided that a Borrower may accept offers aggregating less than $10,000,000 and offers which are not an integral multiple of $1,000,000, and provided further that, as provided in Section 2.5(a), following the making of each Bid Borrowing, the aggregate amount of the Advances then outstanding shall not exceed the aggregate amount of the Commitments of the Lenders (computed without regard to the Bid Reduction). Within the limits and on the conditions set forth in this Section 2.5, the Borrowers may from time to time borrow under this Section 2.5, repay pursuant to Section 2.5(g), and reborrow under this Section 2.5, provided that a Bid Borrowing shall not be made within three Business Days of the date of any other Bid Borrowing.

(h) Repayment of Bid Advances. On the maturity date of each Bid Advance specified by the relevant Borrower for repayment of such Bid Advance in the related Notice of Bid Borrowing, the Borrower shall repay to the Agent for the account of the Lender which has made such Bid Advance the then unpaid principal amount of such Bid Advance. The Borrowers shall have no right to prepay any principal amount of any Bid Advance.

(i) Interest on Bid Advances; Bid Notes. The relevant Borrower shall pay interest on the unpaid principal amount of each Bid Advance, from the date of such Bid Advance to the date the principal amount of such Bid Advance is repaid in full, at the fixed rate of interest specified by the Lender making such Fixed Rate Advance in its notice with respect thereto delivered pursuant to Section 2.5(c) or, in the case of a Eurodollar Rate Bid Advance, the margin specified by the Lender making such Bid Advance in its notice with respect thereto plus the Eurodollar Rate determined with respect to such Bid Borrowing pursuant to Section 2.10, payable on the interest payment date or dates specified by the Borrower for such Bid Advance in the related Notice of Bid Borrowing. Upon the occurrence and during the continuance of an Event of Default, the applicable Borrower shall pay interest on the amount of unpaid principal of and interest on each Bid Advance owing to a Lender, payable in arrears on the date or dates interest is payable thereon, at a rate per annum equal at all times to 1% per annum above the rate per annum required to be paid on such Bid Advance under the terms of the Bid Note evidencing such Bid Advance unless otherwise agreed in such Bid Note. The indebtedness of the applicable Borrower resulting from each Bid Advance made to the Borrower as part of a Bid Borrowing shall be evidenced by a separate Bid Note of such Borrower payable to the order of the Lender making such Bid Advance, which Bid Note shall be returned to the Borrower upon payment if full of such Bid Advance.

2.6 Lender Assignment or Sale. Any Lender may, without the prior written consent of the Borrowers, sell or assign all or any part of such Lender's rights in any or all of the Bid Advances made by such Lender or in the Bid Notes in connection with such Bid Advances as a participation, provided, however, that
(i) any such sale or assignment shall not require any Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the Advances or the Notes under the blue sky laws of any state, and the selling or assigning Lender shall otherwise comply with all federal and state securities laws applicable to such transaction,
(ii) no purchaser or assignee in such a transaction shall thereby become a "Lender" for any purpose under this Agreement,
(iii) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers) shall remain unchanged,
(iv) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, and
(v) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.

2.7 Fees. TBC agrees to pay to the Agent for the account of each Lender a facility fee ("Facility Fee") on such Lender's Commitment, without regard to usage. The Facility Fee shall be payable for the periods from the date hereof in the case of each Lender named in Schedule I, and from the effective date on which any other Lender becomes party hereto, until the Termination Date (or such earlier date on which such Lender ceases to be a party hereto) at the rate per annum equal to the Applicable Facility Fee. Facility Fees shall be payable in arrears on each January 1, April 1, July
1 and October 1 during the term of this Agreement and on the Termination Date. The amount of the Facility Fee payable on October 1, 2000 and on the Termination Date shall be prorated based on the actual number of days elapsed either since the date hereof (in the case of the October 1, 2000 payment) or since the date on which the last payment in respect of the Facility Fee was made (in the case of the payment made on the Termination
Date).

2.8 Reduction of the Commitments. TBC shall have the right, upon at least 3 Business Days' notice to the Agent, to terminate in whole or reduce ratably in part the unused portions of the Commitments, provided that each partial reduction shall be in a minimum amount of $10,000,000 or an integral multiple of $1,000,000 in excess thereof, and provided further that the aggregate amount of the Commitments shall not be reduced to an amount which is less than the aggregate principal amount of the Bid
Advances then outstanding.

2.9 Additional Interest on Eurodollar Rate Committed Advances. Each Borrower shall pay to each Lender, so long as such Lender is required under regulations of the Board of Governors of the Federal Reserve System to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency Liabilities, additional interest on the unpaid principal amount of each Eurodollar Rate Committed Advance of such Lender to such Borrower, from the date of such Committed Advance until such principal amount is paid in full, at an interest rate per annum for each Interest Period equal to the remainder obtained by subtracting (i) the Eurodollar Rate for such Interest Period for such Committed Advance from
(ii) the rate obtained by dividing such Eurodollar Rate by a percentage equal to 100% minus the Eurodollar Rate Reserve Percentage of such Lender for such Interest Period, payable on each date on which interest is payable on such Committed Advance. Such additional interest shall be determined by such Lender and notified to the relevant Borrowers through the Agent.

2.10   Eurodollar Interest Rate Determination

(a)	Methods to Determine Eurodollar Rate.  The Agent shall determine the
Eurodollar Rate for each Eurodollar Rate Advance by using the methods described in the definition of the term "Eurodollar Rate," and shall give prompt notice to the relevant Borrowers and the Lenders of each such Eurodollar Rate.

(b)	Role of Reference Banks.  In the event the Eurodollar Rate cannot be determined by the first method described in the definition of "Eurodollar
Rate," each Reference Bank shall furnish to the Agent timely information for the purpose of determining the Eurodollar Rate in accordance with the second method described therein. If any one or more of the Reference
Banks does not furnish such timely information to the Agent for the purpose of determining a Eurodollar Rate, the Agent shall determine such interest rate on the basis of timely information furnished by the remaining Reference Banks. In the event the rate cannot be determined by either of the methods described in the definition of "Eurodollar Rate," then:
(i) the Agent shall forthwith notify the Borrowers and the Lenders that the interest rate cannot be determined for such Eurodollar Rate Advances

(ii) each such Advance, if a Committed Advance, will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance (or if the Borrower was attempting to Convert a Base Rate Advance into a Eurodollar Rate Committed Advance, such Advance will continue as a Base Rate Advance), and
(iii) the obligation of the Lenders to make Eurodollar Rate Bid Advances, or to make, or to Convert Base Rate Advances into, Eurodollar Rate Committed Advances shall be suspended until the Agent notifies the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.
(c)	Inadequate Eurodollar Rate.  If, with respect to any Eurodollar Rate
Committed Advances, the Majority Lenders notify the Agent that the Eurodollar Rate for any Interest Period for such Committed Advances will not adequately reflect the cost to such Majority Lenders of making, funding or maintaining their respective Eurodollar Rate Committed Advances for such Interest Period, the Agent shall forthwith so notify the relevant Borrowers and the Lenders, whereupon
(i) each such Eurodollar Rate Committed Advance will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Advance, and
(ii)	  the obligation of the Lenders to make, or to Convert Base Rate
        Advances into, Eurodollar Rate Committed Advances shall be suspended until the Agent notifies the Borrowers and the Lenders that the circumstances causing such suspension no longer exist.

(d)	Absence of an Interest Period on a Eurodollar Rate Committed Advance.  If
a Borrower fails to select the duration of an Interest Period for a Eurodollar Rate Committed Advance in accordance with the provisions contained in the definition of "Interest Period" in Section 1.1, the Agent will forthwith so notify the Borrower and the Lenders and such Committed
Advances will automatically, on the last day of the then existing Interest
Period therefor, Convert into Base Rate Advances.

2.11 Voluntary Conversion of Committed Advances. Subject to the provisions of Sections 2.10 and 2.15, any Borrower may Convert all such Borrower's Committed Advances of one Type constituting the same Committed Borrowing into Advances of the other Type on any Business Day, upon notice given to the Agent not later than 11:00 a.m. (New York City time) on the third Business Day prior to the date of the proposed Conversion; provided, however, that the Conversion of a Eurodollar Rate Committed Advance into a Base Rate Advance may be made on, and only on, the last day of an Interest Period for such Eurodollar Rate Committed Advance. Each such notice of a Conversion shall, within the restrictions specified above, specify
(i)     the date of such Conversion,
(ii)    the Committed Advances to be Converted, and
(iii) if such Conversion is into Eurodollar Rate Committed Advances, the duration of the Interest Period for each such Committed Advance.

2.12 Prepayments. Any Borrower shall have the right at any time and from time to time, upon prior written notice from such Borrower to the Agent, to prepay its outstanding principal obligations with respect to its Committed Advances in whole or ratably in part (except as provided in Section 2.15 or 2.19), provided that every notice of prepayment given by a Subsidiary Borrower must be countersigned by an authorized representative of TBC, in order to evidence the consent of TBC, in its sole discretion, to that prepayment. Such prepaying Borrower may be obligated to make certain prepayments of obligations with respect to one or more Committed Advances subject to and in accordance with this Section 2.12.

(a) Base Rate Borrowings Prepayments. With respect to Base Rate Borrowings, such prepayment shall be without premium or penalty, upon notice given to the Agent, and shall be made not later than 11:00 a.m. (New York City time) on the date of such prepayment. The Borrower shall designate in such notice the amount and date of such prepayment. Accrued interest on the amount so prepaid shall be payable on the first Business Day of the calendar quarter next following the prepayment. The minimum amount of Base Rate Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Base Rate Advances then outstanding for that Borrower.

(b) Eurodollar Rate Committed Borrowings Prepayments. With respect to Eurodollar Rate Committed Borrowings, such prepayment shall be made on at least 3 Business Days' prior written notice to the Agent not later than 11:00 a.m. (New York City time), and if such notice is given the applicable Borrower shall prepay the outstanding principal amount of the Committed Advances constituting part of the same Committed Borrowing in whole or ratably in part, together with accrued interest to the date of such prepayment on the principal amount prepaid. The minimum amount of Eurodollar Rate Committed Borrowings which may be prepaid on any occasion shall be $10,000,000 or an integral multiple of $1,000,000 in excess thereof or, if less, the total amount of Eurodollar Rate Committed Advances then outstanding for that Borrower.

(c) Additional Prepayment Payments. The prepaying Borrower shall, on the date of the prepayment, pay to the Agent for the account of each Lender interest accrued to such date of prepayment on the principal amount prepaid plus, in the case only of a prepayment on any date which is not the last day of an applicable Eurodollar Interest Period, any amounts which may be required to compensate such Lender for any losses or out-of-pocket costs or expenses (including any loss, cost or expense incurred by reason of the liquidation or reemployment of deposits or other funds, but excluding loss of anticipated profits) incurred by such Lender as a result of such prepayment, provided that such Lender shall exercise reasonable efforts to minimize any such losses, costs and expenses.

(d) Eurodollar Rate Committed Advance Prepayment Expense. If, due to the acceleration of any of the Committed Advances pursuant to Section 6.2(b), an assignment, repayment or prepayment under Section 2.19 or 2.20 or otherwise, any Lender receives payment of its portion of, or is subject to any Conversion from, any Eurodollar Rate Committed Advance on any day other than the last day of an Interest Period with respect to such Committed Advance, the relevant Borrowers shall pay to the Agent for the account of such Lender any amounts which may be payable to such Lender by such Borrower by reason of payment on such day as provided in Section 2.12(c).

2.13   Increases in Costs.
(a) Costs from Law or Authorities.  If, due to either
(1) the introduction of, or any change (other than, in the case of Eurodollar Rate Borrowings, a change by way of imposition or an increase of reserve requirements described in Section 2.9) in, or new interpretation of, any law or regulation effective at any time and from time to time on or after the date hereof, or
(2) the compliance with any guideline or the request from or by any central bank or other governmental authority (whether or not having the force of law), there is an increase in the cost incurred by a Lender in agreeing to make or making, funding or maintaining any Eurodollar Rate Committed Advance or Eurodollar Rate Bid Advance then or at any time thereafter outstanding (excluding for purposes of this Section 2.13 any such increased costs resulting from (i) Taxes or Other Taxes (as to which Section 2.14 shall govern) and (ii) changes in the basis of taxation of overall net income or overall gross income by the United States or by the foreign jurisdiction or state under the laws of which such Lender is organized or has its Applicable Lending Office (or any political subdivision thereof), then TBC shall from time to time, upon demand of such Lender (with a copy of such demand to the Agent), pay to the Agent for the account of such Lender such amounts as are required to compensate such Lender for such increased cost, provided that such Lender shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such increased cost and provided further that the Borrowers shall not be required to pay any such compensation with respect to any period prior to the 90th day before the date of any such demand, unless such introduction, change, compliance or request shall have retroactive effect to a date prior to such 90th day. A certificate as to the amount of such increase in cost, submitted to the relevant Borrowers and the Agent by such Lender, shall be conclusive and binding for all purposes under this Section 2.13(a), absent manifest error.

(b) Increased Capital Requirements. If any Lender determines that compliance with any law or regulation or any guidelines or request from any central bank or other governmental authority (whether or not having the force of law) which is enacted, adopted or issued at any time and from time to time after the date hereof affects or would affect the amount of capital required or expected to be maintained by such Lender (or any corporation controlling such Lender) and that the amount of such capital is increased by or based upon the existence of such Lender's Commitment and other commitments of this type, then, upon demand by such Lender (with a copy of such demand to the Agent), the Borrowers shall immediately pay to the Agent for the account of such Lender, from time to time as specified by such Lender, additional amounts sufficient to compensate such Lender in the light of such circumstances, to the extent that such Lender reasonably determines such increase in capital to be allocable to the existence of such Lender's Commitment, provided that such Lender shall exercise reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to minimize any such compensation payable by the Borrowers hereunder and provided further that the Borrowers shall not be required to pay any such compensation with respect to any period prior to the 90th day before the date of any such demand, unless such introduction, change, compliance or request shall have retroactive effect to a date prior to such 90th day. A certificate as to such amounts submitted to the relevant Borrowers and the Agent by such Lender, shall be conclusive and binding for all purposes, absent manifest error.

(c) Borrower Rights Upon Cost Increases. Upon receipt of notice from any Lender claiming compensation pursuant to this Section 2.13 or Section 2.14 and as long as no Default has occurred and is continuing, TBC shall have the right, on or before the 30th day after the date of receipt of any such notice,
(i) to arrange for one or more Lenders or other commercial banks to assume the Commitment of such Lender; subject, however, to payment to the Agent by the assignor or the assignee of a processing and recording fee of $3,500, in the event the assuming lender is not a Lender; or
(ii) to arrange for the Commitment of such Lender to be terminated and all Committed Advances owed to such Lender to be prepaid;
        and, in either case, subject to payment in full of all principal, accrued and unpaid interest, fees and other amounts payable under this Agreement and then owing to such Lender immediately prior to the assignment or termination of the Commitment of such Lender.

2.14 Taxes
(a) Exclusion and Inclusion of Taxes. Any and all payments by each Borrower hereunder or with respect to any Advances or under any Notes shall be made, in accordance with Section 2.16, free and clear of and without deduction for any and all present or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Lender and the Agent, taxes that are imposed on its overall net income by the United States and taxes that are imposed on its overall net income (and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction under the laws of which such Lender or the Agent (as the case may be) is organized or any political subdivision thereof and, in the case of each Lender, taxes that are imposed on its overall net income ( and franchise taxes imposed in lieu thereof) by the state or foreign jurisdiction of such Lender's Applicable Lending Office or any political subdivision thereof (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings and liabilities in respect of payments hereunder or with respect to any Advances or under any Notes, hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect to any sum payable hereunder or with respect to any Advances or under any Note to any Lender or the Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.14) such Lender or the Agent (as the case may be) receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions and (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law.

(b) Payment of Other Taxes. In addition, each Borrower shall pay any present or future stamp, documentary, excise, property or similar taxes, charges, or levies that arise from any payment made hereunder or with respect to any Advances and under any Notes or from the execution, delivery or registration of, performance under, or otherwise with respect to, this Agreement or any Notes ( "Other Taxes").

(c) Indemnification as to Taxes. Each Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.14, imposed on or paid by such Lender or the Agent (as the case may be) and any liability ( including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand therefor.

(d) Evidence of or Exemption from Taxes. Within 30 days after the date of any payment of Taxes, the Borrower which paid such Taxes shall furnish to the Agent, at its address referred to in Section 8.2, the original or a certified copy of a receipt evidencing such payment. In the case of any payment hereunder or with respect to the Advances or under any Notes by or on behalf of any Borrower through an account or branch outside the United States or by or on behalf of any Borrower by a payor that is not a United States person, if the Borrower determines that no taxes are payable in respect thereof, such Borrower shall furnish, or shall cause such payor to furnish, to the Agent, at such address, an opinion of counsel acceptable to the Agent stating that such payment is exempt from Taxes. For purposes of this subsection (d) and subsection (e), the terms "United States" and "United States person" have the meanings specified in Section 7701 of the Internal Revenue Code.

(e) Non-U.S. Lenders. Each Lender organized under the laws of a jurisdiction outside the United States shall, on or prior to the date of its execution and delivery of this Agreement (in the case of each Lender listed in Schedule I), and from the date on which any other Lender becomes a party hereto (in the case of each other Lender), and from time to time thereafter as requested in writing by TBC (but only so long thereafter as such Lender remains lawfully able to do so), provide each of the Agent and TBC with two original Internal Revenue Service forms W-8BEN or W-8EC1, as appropriate, or any successor form prescribed by the Internal Revenue Service, to establish that such Lender is not subject to, or is entitled to a reduced rate of, United States withholding tax on payments pursuant to this Agreement or with respect to any Advances or any Notes. If the forms provided by a Lender at the time such Lender first becomes a party to this Agreement indicates a United States interest withholding tax rate in excess of zero, withholding tax at such rate shall be considered excluded from Taxes unless and until such Lender provides the appropriate form certifying that a lower rate applies, whereupon withholding tax at such lower rate only shall be considered excluded from Taxes for periods governed by such form; provided, however, that, if at the date on which a Lender becomes a party to this Agreement, the Lender assignor was entitled to payments under subsection 2.14(a) in respect of United States withholding tax with respect to interest paid at such date, then, to such extent, the term Taxes shall include (in addition to withholding taxes that may be imposed in the future or other amounts otherwise includable in Taxes) United States withholding tax, if any, applicable with respect to the Lender assignee on such date. If any form or document referred to in this subsection 2.14(e) requires the disclosure of information, other than information necessary to compute the tax payable and information required on the date hereof by Internal Revenue Service form W-8BEN or W-8EC1, that the Lender reasonably considers to be confidential, the Lender shall give notice thereof to the relevant Borrowers and shall not be obligated to include in such form or document confidential information.

(f) Lender Failure to Provide IRS Forms. For any period with respect to which any Lender has failed to provide TBC with the appropriate form described in subsection 2.14(e) (other than if such failure is due to a change in law occurring after the date on which a form originally was required to be provided or if such form otherwise is not required under subsection
2.14(e)), such Lender shall not be entitled to indemnification under subsection (a) or (c) with respect to Taxes imposed by the United States by reason of such failure; provided, however, that should a Lender become subject to Taxes because of its failure to deliver a form required hereunder, TBC shall take such steps as such Lender shall reasonably request to assist such Lender to recover such Taxes.

2.15   Illegality.  If any Lender shall notify the Agent that either
(a) there is any introduction of, or change in or in the interpretation of, any law or regulation that in the opinion of counsel for such Lender in the relevant jurisdiction makes it unlawful, or

(b) any central bank or other governmental authority asserts that it is unlawful for such Lender to continue to fund or maintain any Eurodollar Rate Advances or to perform its obligations hereunder with respect to Eurodollar Rate Advances hereunder, then, upon the issuance of such opinion of counsel or such assertion by a central bank or other governmental authority, the Agent shall give notice of such opinion or assertion to the Borrowers (accompanied by such opinion, if applicable). The Borrowers shall forthwith either
(i) prepay in full all Eurodollar Rate Committed Advances and all Eurodollar Rate Bid Advances made by such Lender, with accrued interest thereon or
(ii) Convert each such Eurodollar Rate Committed Advance made by such Lender into a Base Rate Advance.
Upon such prepayment or Conversion, the obligation of such Lender to make Eurodollar Rate Committed Advances or Eurodollar Rate Bid Advances, or to Convert Committed Advances into Eurodollar Rate Committed Advances, shall be suspended until the Agent shall notify the Borrowers that the circumstances causing such suspension no longer exists.

2.16   Payments and Computations.
(a) Time and Distribution of Payments. The Borrowers shall make each payment hereunder and with respect to any Advances or under any Notes not later than 11:00 a.m. (New York City time) on the day when due in U.S. dollars to the Agent at the Agent's Account in same day funds. The Agent shall promptly thereafter cause to be distributed like funds relating to the payment of principal or interest or fees ratably (other than amounts payable pursuant to Section 2.5, 2.9, 2.13, 2.14, 2.15 or 2.19) to the Lenders for the account of their respective Applicable Lending Offices, and like funds relating to the payment of any other amount payable to any Lender to such Lender for the account of its Applicable Lending Office, in each case to be applied in accordance with the terms of this Agreement.
From and after the effective date of an assignment pursuant to Section
2.20, the Agent shall make all payments hereunder and with respect to any Advances or under any Notes in respect of the interest assigned thereby to the Lender assignee thereunder, and the parties to such assignment shall make all appropriate adjustments in such payments for the periods prior to such effective date directly between themselves.

(b) Computation of Interest and Fees. All computations of interest based on the Base Rate shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be. All computations of interest based on the Eurodollar Rate or the Federal Funds Rate and of Facility Fees shall be made by the Agent, and all computations of interest pursuant to Section
2.9 shall be made by a Lender, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent (or, in the case of Section 2.9, by a Lender) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

(c) Payment Due Dates. Whenever any payment hereunder or with respect to any Advances or under any Notes shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or fee, as the case may be; provided, however, if such extension would cause payment of interest on or principal of Eurodollar Rate Advances to be made in the next following calendar month, such payment shall be made on the immediately preceding Business
Day.
(d) Presumption of Borrower Payment. Unless the Agent receives notice from a Borrower prior to the date on which any payment is due to any Lenders hereunder that such Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each such Lender on such due date an amount equal to the amount then due such Lender. If and to the extent that such Borrower has not made such payment in full to the Agent, each such Lender shall repay to the Agent forthwith on demand such amount distributed to such Lender together with interest thereon, for each day from the date such amount is distributed to such Lender until the date such Lender repays such amount to the Agent, at the Federal Funds Rate.

2.17 Sharing of Payments, Etc. If any Lender obtains any payment (whether voluntary, involuntary, through the exercise of any right of set-off, or otherwise) on account of the Committed Advances made by it (other than pursuant to Sections 2.9, 2.13, 2.14, 2.15 or 2.19), in excess of its ratable share of payments on account of the Committed Advances obtained by all the Lenders, such Lender shall forthwith purchase from the other Lenders such participations in the Committed Advances made by them as shall be necessary to cause such purchasing Lender to share the excess payment ratably with each of them, provided, however, that if all or any portion of such excess payment is thereafter recovered from such purchasing Lender, such purchase from each other Lender shall be rescinded and each such other Lender shall repay to the purchasing Lender the purchase price to the extent of such recovery together with an amount equal to such Lender's ratable share (according to the proportion of (i) the amount of such Lender's required repayment to (ii) the total amount so recovered from the purchasing Lender) of any interest or other amount paid or payable by the purchasing Lender in respect of the total amount so recovered. The Borrowers agree that any Lender so purchasing a participation from another Lender pursuant to this Section 2.17 may, to the fullest extent permitted by law, exercise all its rights of payment (including the right of set-off) with respect to such participation as fully as if such Lender were a creditor of the Borrowers in the amount of such participation.

2.18   Evidence of Debt.
(a) Lender Records; If Notes Required. Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of each Borrower to such Lender resulting from each Committed Advance owing to such Lender from time to time, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder in respect of Committed Advances. Each Borrower shall, upon notice by any Lender to such Borrower (with a copy of such notice to the Agent) to the effect that a Committed Note is required or appropriate in order for such Lender to evidence (whether for purposes of pledge, enforcement or otherwise) the Committed Advances owing to, or to be made by, such Lender, such Borrower shall promptly execute and deliver to such Lender a Committed Note payable to the order of such Lender in a principal amount up to the Commitment of such Lender.

(b) Record of Borrowings, Payables and Payments. The Register maintained by the Agent pursuant to Section 2.20(d) shall include a control account, and a subsidiary account for each Lender, in which accounts (taken together) shall be recorded
(i) the date and amount of each Borrowing made hereunder to each Borrower, the Type of Advances constituting such Borrowing and, if appropriate, the Interest Period applicable thereto,
(ii)    the terms of each assignment pursuant to Section 2.20,
(iii) the amount of any principal or interest due and payable or to become due and payable from each Borrower to each Lender hereunder, and
(iv) the amount of any sum received by the Agent from a Borrower hereunder and each Lender's share thereof.

(c) Evidence of Payment Obligations. Entries made in good faith by the Agent in the Register pursuant to subsection (b) above, and by each Lender in its account or accounts pursuant to subsection (a) above, shall be prima facie evidence of the amount of principal and interest due and payable or to become due and payable from a Borrower to, in the case of the Register, each Lender and, in the case of such account or accounts, such Lender, under this Agreement, absent manifest error; provided, however, that the failure of the Agent or such Lender to make an entry, or any finding that an entry is incorrect, in the Register or such account or accounts shall not limit or otherwise affect the obligations of the Borrowers under this Agreement.

2.19   Alteration of Commitments and Addition of Lenders.
(a) Alter Lender Commitment. By a written agreement executed only by TBC, the Agent and the affected Lender and any non-party lender involved,
(i) the Commitment of such affected Lender may be increased to the amount set forth in such agreement;
(ii) such non-party lender may be added as a Lender with a Commitment as set forth in such agreement, provided that such lender agrees to be bound by all the terms and provisions of this Agreement; and
(iii) the unused portion of the Commitment of such affected Lender may be reduced or terminated and the Committed Advances owing to such Lender may be prepaid in whole or in part, all as set forth in such agreement.

(b) Conditions to Alteration. The Agent may execute any such agreement without the prior consent of any Lender other than the Lender affected, provided, however, that if at the time the Agent proposes to execute such agreement either (A) TBC's long-term senior unsecured debt is rated lower than A- by S&P or lower than A3 by Moody's or (B) a Default has occurred and is continuing, then the Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Lenders, and provided further that the Agent shall not execute any such agreement without the prior written consent of the Majority Lenders if such agreement would increase the total of the Commitments to an amount in excess of $700,000,000 or, pursuant to Section 2.19(c), $900,000,000.

(c) Increase Total Commitment. The Company has the right, once a year, to increase the total of the Commitments through a Request for Alteration, in minimum increments of $50,000,000, up to a maximum aggregate of Commitments of $900,000,000, provided that, in addition to the requirements specified in Section 2.19(b), at the time of and after giving effect to an increase, TBC's long-term senior unsecured non-credit-enhanced debt ratings from Moody's and S&P are better than or equal to A3 and A-, respectively. The Company may offer the increases to
(i) the Lenders, and each Lender shall have the right, but no obligation, to increase its Commitment, by giving notice thereof to the Agent, to all or a portion of the proposed increase (the "Proposed Increased Commitment"), allocations to be based on the ratio of each Lender's Proposed Increased Commitment, if any, to the aggregate of all Proposed Increased Commitments, and
(ii) third party financial institutions acceptable to the Agent, provided that the minimum commitment of each such institution equals or exceeds $50,000,000.

(d) Request for Alteration. The Agent shall give each Lender prompt notice of any such agreement becoming effective. All requests for Lender consent under the provisions of this Section 2.19 shall specify the date upon which any such increase, addition, reduction, termination, or prepayment shall become effective (the "Effective Date") and shall be made by means of a Request for Alteration substantially in the form as set forth in Exhibit C. On the Effective Date on which the Commitment of any Lender is increased, decreased, terminated or created or on which prepayment is made, all as described in such Request for Alteration, the Borrowers or such Lender, as the case may be, shall make available to the Agent not later than 12:30 p.m. (New York City time) on such date, in same day funds, the amount, if any, which may be required (and the Agent shall distribute such funds received by it to the Borrowers or to such Lenders, as the case may be) so that at the close of business on such date the sum of the Committed Advances of each Lender then outstanding shall be in the same proportion to the total of the Committed Advances of all the Lenders then outstanding as the Commitment of such Lender is to the total of the Commitments. The Agent shall give each Lender notice of the amount to be made available by, or to be distributed to, such Lender at least 3
Business Days before such payment is made.

2.20   Assignments; Sales of Participations and Other Interests in Advances.
(a) Assignment of Lender Obligations. From time to time each Lender may, with the prior written consent of TBC and subject to the qualifications set forth below, assign to one or more Lenders or an Eligible Assignee all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Committed
Advances owing to it and the Committed Note, if any, held by it) and will, at any time, if arranged by the Company pursuant to clause (i)(A) below upon at least 30 days' notice to such Lender and the Agent, assign to one or more Eligible Assignees all of its rights and obligations under this Agreement (including without limitation, all of its Commitment, the Committed Advances owing to it and the Committed Note, if any, held by
it); subject to the following:
(i) If such Lender notifies TBC and the Agent of its intent to request the consent of TBC to an assignment, TBC shall have the right, for 30 days after receipt of such notice and so long as no Event of Default has occurred and is continuing, in its sole discretion either (A) to arrange for one or more Eligible Assignees to accept such assignment (a "Required Assignment") or (B) to arrange for the rights and obligations of such Lender (including, without limitation, such Lender's Commitment), and the total Commitments, to be reduced by an amount equal to the amount of such Lender's Commitment proposed to be assigned and, in connection with such reduction, to prepay that portion of the Committed Advances owing to such Lender which it proposes to assign;
(ii) If TBC fails to notify such Lender within 30 days of TBC's receipt of such Lender's request for consent to assignment that TBC has arranged for an assumption or reduction of the portion of Commitment to be assigned, the Borrowers shall be deemed to consent to the proposed assignment;
(iii) Any such assignment shall not require any Borrower to file a registration statement with the Securities and Exchange Commission or apply to qualify the interests in the Committed Advances under the blue sky laws of any state and the assigning Lender shall otherwise comply with all federal and state securities laws applicable to such assignment;
(iv) The amount of the Commitment of the assigning Lender being assigned pursuant to any such assignment (determined as of the date of the assignment) shall either (A) equal 50% of all such rights and obligations (or 100% in the case of a Required Assignment) or (B) not be less than $10,000,000 or an integral multiple of $1,000,000 in excess thereof;
(v) The aggregate amount of the Commitment assigned pursuant to all such assignments of such Lender (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Lender's Commitment (as set forth in
        Schedule I, in the case of each Lender that is a party hereto as of September 27, 2000, or as set forth in the Register as the aggregate Commitment assigned to such Lender pursuant to one or more assignments, in the case of any assignee); and

(vi) No Lender shall be obligated to make a Required Assignment unless such Lender has received payments in an aggregate amount at least equal to the outstanding principal amount of all Committed Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement (including without limitation
        Section 2.12(b), provided that such Lender shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable).

(b) Effect of Lender Assignment. From and after the effective date of any assignment pursuant to Section 2.20(a), (i) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment, it shall have the rights and obligations of a Lender hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by such assignment for a period of nine months following the effective date specified in such assignment and (ii) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment, relinquish its rights (other than its rights under Section 2.13, 2.14 or 2.19 to the extent any claim thereunder relates to an event arising prior to such assignment) and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

(c) Security Interest; Assignment to Lender Affiliate. Notwithstanding any other provision in this Agreement, any Lender may, upon prior or contemporaneous notice to TBC and the Agent, at any time (i) create a security interest in all or any portion of its rights under this Agreement (including without limitation, the Advances owing to it and the Notes held by it, if any) in favor of any Federal Reserve Bank in accordance with Regulation A of the Board of Governors of the Federal Reserve System, and
(ii) assign all or any portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Commitment, the Committed Advances owing to it and the Committed Note held by it, if any) to an Affiliate of such Lender unless the result of such an assignment would be to increase the cost to any Borrowers of requesting, borrowing, continuing, maintaining, paying or converting any Advances.

(d) Agent's Register.  The Agent shall maintain at its address referred to in
Section 8.2 a copy of each assignment delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Committed Advances of each Borrower owing to, each Lender from time to time (the "Register").
The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and the Borrowers, the Agent and the Lenders may treat each entity whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice. Upon receipt by the Agent from the assigning Lender of an assignment in form and substance satisfactory to the Agent executed by an assigning Lender and an assignee representing that it is an Eligible Assignee, together with evidence of each Committed Advance subject to such assignment, and a processing and recording fee of $3,500 (payable by either the assignor or the assignee), the Agent shall, if such assignment is a Required
Assignment or has been consented to by the Borrowers to the extent required by Section 2.20(a), (i) accept such assignment, (ii) record the information contained therein in the Register, and (iii) give prompt notice thereof to TBC.

(e) Lender Sale of Participations. Each Lender may sell participations in all or a portion of its rights and obligations under this Agreement
(including, without limitation, all or a portion of its Commitments, the Advances owing to it and the Notes held by it, if any) to one or more Affiliates of such Lender or to one or more other commercial banks;
provided, however, that
(i) any such participation shall not require any Borrowers to file a registration statement with the Securities and Exchange Commission or apply to qualify any interests in the Advances or any Notes under the blue sky laws of any state and the Lender selling or granting such participation shall otherwise comply with all federal and state securities laws applicable to such transaction,
(ii) no purchaser of such a participation shall be considered to be a "Lender" for any purpose under the Agreement,
(iii) such Lender's obligations under this Agreement (including, without limitation, its Commitment to the Borrowers) shall remain unchanged,
(iv) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations,
(v) such Lender shall remain the holder of any Notes issued with respect to its Advances for all purposes of this Agreement, and
(vi) the Borrowers, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement.

(f) Confidential Borrower Information. Any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 2.20, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrowers furnished to such Lender by or on behalf of the Borrowers;
provided, however, that, prior to any such disclosure of Confidential Information, such Lender shall obtain the written consent of the Borrowers, and the assignee or participant or proposed assignee or participant shall agree to preserve the confidentiality of any such Confidential Information received by it from such Lender except as disclosure may be required or appropriate to governmental authorities, pursuant to legal process, or by law or governmental regulation or authority.

2.21   Subsidiary Borrowers.
(a) Subsidiary Borrower Designation. TBC may at any time, and from time to time, by delivery to the Agent of a Borrower Subsidiary Letter substantially in the form of Exhibit D, duly executed by TBC and the respective Subsidiary, designate such Subsidiary as a "Subsidiary
Borrower" for purposes of this Agreement, and such Subsidiary shall thereupon become a "Subsidiary Borrower" for purposes of this Agreement and, as such, shall have all of the rights and obligations of a Borrower hereunder. The Agent shall promptly notify each Lender of each such designation by TBC and the identity of the designated Subsidiary.

(b) TBC Consent to Subsidiary Borrower Borrowings and Notices. No Advances shall be made to a Subsidiary Borrower, and no Conversion of any Advances at the request of a Subsidiary Borrower shall be effective, without, in each and every instance, the prior consent of TBC, in its sole discretion, which shall be evidenced by the countersignature of TBC to the relevant
Notice of Borrowing or notice of Conversion. In addition, no notices which are to be delivered by a Borrower hereunder shall be effective, with respect to any Subsidiary Borrower, unless the notice is countersigned by TBC.

(c) Subsidiary Borrower Termination Event. The occurrence of any of the following events with respect to any Subsidiary Borrower shall constitute a "Subsidiary Borrower Termination Event" with respect to such Subsidiary
Borrower:
(i)     such Subsidiary Borrower ceases to be a Subsidiary;
(ii)    such Subsidiary Borrower is liquidated or dissolved;
(iii) such Subsidiary Borrower fails to preserve and maintain its existence or makes any material change in the nature of its business as carried out on the date such Subsidiary Borrower became a Borrower hereunder;
(iv) such Subsidiary Borrower merges or consolidates with or into another Person, or conveys, transfers, leases, or otherwise disposes of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person (except that a Subsidiary Borrower may merge into or dispose of assets to another Borrower);

(v)     any of the "Events of Default" described in Section 6.1(a) through
        (f) occurs to or with respect to such Subsidiary Borrower as if such Subsidiary Borrower were "TBC"; or
(vi) the Guaranty with respect to such Subsidiary Borrower ceases, for any reason, to be valid and binding on TBC or TBC so states in writing.

(d) Terminated Subsidiary Borrower. Upon the occurrence of a Subsidiary Borrower Termination Event with respect to any Subsidiary Borrower, such Subsidiary Borrower (a "Terminated Subsidiary Borrower") shall cease to be a Borrower for purposes of this Agreement and shall no longer be entitled to request or borrow Advances hereunder. All outstanding Advances of a Terminated Subsidiary Borrower shall be automatically due and payable as of the date on which the Subsidiary Borrower Termination Event of such Terminated Subsidiary Borrower occurred, together with accrued interest thereon and any other amounts then due and payable by that Borrower hereunder, unless, in the case of a Subsidiary Borrower Termination Event described in paragraph (iv) of Section 2.21(c), the other Person party to the transaction is a Borrower and such other Borrower has assumed in writing all of the outstanding Advances and other obligations under this Agreement and under the Notes, if any, of the Terminated Subsidiary Borrower.

(e) TBC as Subsidiary Borrowers' Agent. Each of the Subsidiary Borrowers hereby appoints and authorizes TBC to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to TBC by the terms hereof, together with such powers as are reasonably incidental thereto.

(f) Subsidiaries' Several Liabilities. Notwithstanding anything in this Agreement to the contrary, each of the Subsidiary Borrowers shall be severally liable for the liabilities and obligations of such Subsidiary

Borrower under this Agreement and its Borrowings, and Notes, if any. No Subsidiary Borrower shall be liable for the obligations of any other Borrower under this Agreement or any Borrowings of any other Borrower or any other Borrower's Notes, if any. Each Subsidiary Borrower shall be severally liable for all payments of the principal of and interest on Advances to such Subsidiary Borrower, and any other amounts due hereunder that are specifically allocable to such Subsidiary Borrower or the Advances to such Subsidiary Borrower. With respect to any amounts due hereunder, including fees, that are not specifically allocable to a particular Borrower, each Borrower shall be liable for such amount pro rata in the same proportion as such Borrower's outstanding Advances bear to the total of then-outstanding Advances to all Borrowers.

                                  ARTICLE 3

                       Representations and Warranties

3.1 Representations and Warranties by the Borrowers. Each of the Borrowers represents and warrants as follows:
(a) Corporate Standing. TBC is a duly organized corporation existing in good standing under the laws of the State of Delaware. Each Subsidiary
Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, and each of TBC and each Subsidiary Borrower is qualified to do business in every jurisdiction where such qualification is required, except where the failure to so qualify would not have a material adverse effect on the financial condition of TBC and the Subsidiary Borrowers as a whole.

(b) Corporate Powers; Governmental Approvals. The execution and delivery and the performance of the terms of this Agreement are, and the execution and delivery and the performance of the terms of any Notes and of each Guaranty will be, within the corporate powers of each Borrower party thereto, have been or will have been (as appropriate) duly authorized by all necessary corporate action, have, or will have, received (as appropriate) all necessary governmental approval, if any (which approval, if any, remains in full force and effect), and do not contravene any law, any provision of the Certificate of Incorporation or By-Laws of any Borrower party thereto or any contractual restriction binding on any Borrower party thereto.

(c) Enforceability. This Agreement and the Notes, if any, when duly executed and delivered by each Borrower party thereto, will constitute legal, valid and binding obligations of such Borrower, enforceable against such Borrower in accordance with their respective terms, and each Guaranty, when duly executed and delivered by TBC, will constitute a legal, valid and binding obligation of TBC, enforceable against TBC in accordance with its terms, subject to general equitable principles and except as the enforceability thereof may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws of general application relating to creditors' rights.

(d) No Material Pending or Threatened Actions. In TBC's opinion, there are no pending or threatened actions or proceedings before any court or administrative agency that are reasonably likely to have a material adverse affect on the financial condition or operations of the Company which is likely to impair the ability of the Company to repay the Advances or which would affect the legality, validity or enforceability of this Agreement or the Advances.

(e) Consolidated Statements. The Consolidated statement of financial position as of December 31, 1999 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Lender) correctly set forth the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such year. The Consolidated statement of financial position as of June 30, 2000 and the related Consolidated statement of earnings and retained earnings for the six month period then ended (copies of which have been furnished to each Lender) correctly set forth, subject to year-end audit adjustments, the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such six month period.

(f) Regulation U. No Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System, and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock. Following application of the proceeds of each Advance, not more than 25 percent of the value of the assets (either of any Borrower only or of each Borrower and its subsidiaries on a Consolidated basis) subject to the provisions of Section 4.2(a) or subject to any restriction contained in any agreement or instrument between any Borrower and any Lender or any Affiliate of a Lender relating to Debt within the scope of Section 6.1(d) will be margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System).

(g) Investment Company Act. No Borrower is an "investment company," or an "affiliated person" of, or "promoter" or "principal underwriter" for, an "investment company," as such terms are defined in the Investment Company Act of 1940, as amended. Neither the making of any Advances, nor the application of the proceeds or repayment thereof by any Borrower, nor the consummation of the other transactions contemplated hereby, will violate any provision of such Act or any rule, regulation or order of the Securities and Exchange Commission thereunder.

(h) No Material Adverse Change. There has been no material adverse change in the Company's financial condition or results of operations since December
31, 1999 that is likely to impair the ability of the Company to repay the Advances.

                                  ARTICLE 4

                              Covenants of TBC

4.1 Affirmative Covenants of TBC. From the date of this Agreement and so long as any amount is payable by a Borrower to any Lender hereunder or any Commitment is outstanding, TBC will:

(a) Periodic Reports.  Furnish to the Lenders:
(1) within 60 days after the close of each of the first three quarters of each of TBC's fiscal years, a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such quarter and a Consolidated comparative statement of earnings and retained earnings of TBC and the Subsidiaries for the period commencing at the end of the previous fiscal year and ending with the end of such quarter, each certified by an authorized officer of TBC,

(2) within 120 days after the close of each of TBC's fiscal years, and if requested by the Agent, within 60 days after the close of each of the first three quarters thereof, a statement certified by an authorized officer of TBC showing in detail the computations required by the provisions of Sections 4.2(a), 4.2(b), 4.2(c) and 4.2(d), based on the figures which appear on the books of account of TBC and the Subsidiaries at the close of such quarters,
(3) within 120 days after the close of each of TBC's fiscal years, a copy of the annual audit report of TBC, certified by independent public accountants of recognized standing acceptable to the Agent, together with financial statements consisting of a Consolidated statement of financial position of TBC and the Subsidiaries as of the end of such fiscal year and a Consolidated statement of earnings and retained earnings of TBC and the Subsidiaries for such fiscal year,
(4) within 120 days after the close of each of TBC's fiscal years, a statement certified by the independent public accountants who shall have prepared the corresponding audit report furnished to the Lenders pursuant to the provisions of clause (3) of this subsection
        (a), to the effect that, in the course of preparing such audit report, such accountants had obtained no knowledge, except as specifically stated, that TBC had been in violation of the provisions of any one of the Sections 4.2(a), 4.2(b), 4.2(c) and 4.2(d), at any time during such fiscal year,
(5) promptly upon their becoming available, all financial statements, reports and proxy statements which TBC sends to its stockholders,
(6) promptly upon their becoming available, all regular and periodic financial reports which TBC or any Subsidiary files with the Securities and Exchange Commission or any national securities exchange,
(7) within 3 Business Days after the discovery of the occurrence of any event which constitutes a Default, notice of such occurrence together with a detailed statement by a responsible officer of TBC of the steps being taken by TBC or the appropriate Subsidiary to cure the effect of such event, and
(8) such other information respecting the financial condition and operations of TBC or the Subsidiaries as the Agent may from time to time reasonably request.
        In lieu of furnishing the Lenders the items referred to in clauses (1),
        (3), (5) and (6) above, TBC may notify the Lenders that such items are available on TBC's website at www.boeing.com or at such other website as notified to the Agent and the Lenders.

(b) Payment of Taxes, Etc. Duly pay and discharge, and cause each Subsidiary duly to pay and discharge, all material taxes, assessments and governmental charges upon it or against its properties prior to a date which is 5 Business Days after the date on which penalties are attached thereto, except and to the extent only that the same shall be contested in good faith and by appropriate proceedings by TBC or the appropriate Subsidiary.

(c) Insurance. Maintain, and cause each Subsidiary to maintain, with financially sound and reputable insurance companies or associations, insurance of the kinds, covering the risks and in the relative proportionate amounts usually carried by companies engaged in businesses similar to that of TBC or such Subsidiary, except, to the extent consistent with good business practices, such insurance may be provided by TBC through its program of self insurance.

(d) Corporate Existence.  Preserve and maintain its corporate existence.

4.2 General Negative Covenants of TBC. From the date of this Agreement and so long as any amount shall be payable by TBC or any other Borrower to any Lender hereunder or any Commitment shall be outstanding, TBC will not:
(a) Mortgages, Liens, Etc. Create, incur, assume or suffer to exist any mortgage, pledge, lien, security interest or other charge or encumbrance (including the lien or retained security title of a conditional vendor) upon or with respect to any of its Property, Plant and Equipment, or upon or with respect to the Property, Plant and Equipment of any Subsidiary, or assign or otherwise convey, or permit any Subsidiary to assign or otherwise convey, any right to receive income from or with respect to its Property, Plant and Equipment, except
(1) liens in connection with workmen's compensation, unemployment insurance or other social security obligations;
(2) liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases, statutory obligations, surety and appeal bonds, liens to secure progress or partial payments made to TBC or such Subsidiary and other liens of like nature made in the ordinary course of business;
(3) mechanics', workmen's, materialmen's or other like liens arising in the ordinary course of business in respect of obligations which are not due or which are being contested in good faith;
(4) liens for taxes not yet due or being contested in good faith and by appropriate proceedings by TBC or the affected Subsidiary;
(5) liens which arise in connection with the leasing of equipment in the ordinary course of business;
(6) liens on Property, Plant and Equipment owned by TBC or any Subsidiary of TBC existing on the date of this Agreement;
(7) liens on assets of a Person existing at the time such Person is merged into or consolidated with TBC or a Subsidiary of TBC or at the time of purchase, lease, or acquisition of the property of Voting Stock of such Person as an entirety or substantially as an entirety by TBC or a Subsidiary of TBC, whether or not any Debt secured by such liens is assumed by TBC or such Subsidiary, provided that such liens are not created in anticipation of such purchase, lease, acquisition or merger;
(8) liens securing Debt of a Subsidiary of TBC owing to TBC or to another Subsidiary;
(9) liens on assets existing at the time of acquisition of such property by TBC or a Subsidiary of TBC or purchase money liens to secure the payment of all or part of the purchase price of property upon acquisition of such assets by TBC or such Subsidiary or to secure any Debt incurred or guaranteed by TBC or a Subsidiary prior to, at the time of, or within one year after the later of the acquisition, completion or construction (including any improvements on existing property), or commencement of full operation, of such property, which Debt is incurred or guaranteed solely for the purpose of financing all or any part of the purchase price thereof or construction or improvements thereon; provided, however, that in the case of any such acquisition, construction or improvement, the lien shall not apply to any property theretofore owned by TBC or such Subsidiary other than, in the case of such construction or improvement, any theretofore unimproved real property on which the property so constructed or the improvement made is located;

(10) any extension, renewal or replacement (or successive extensions, renewals or replacements in whole or in part of any lien referred to in the foregoing; provided, however, that the principal amount of Debt secured thereby shall not exceed the principal amount of Debt so secured at the time of such extension, renewal or replacement and that such extension, renewal or replacement shall be limited to all or any part of the property that secured the lien so extended, renewed or replace (plus improvements and construction on such property); and
(11) other liens, charges and encumbrances, so long as the aggregate amount of the Consolidated Debt for which all such liens, charges and encumbrances serve as security does not exceed 15% of Consolidated net Property, Plant and Equipment.

(b) Consolidated Debt. Permit Consolidated Debt (subject to Section 4.3) to be at any time more than 60% of Total Capital, where "Total Capital" means the sum of Shareholders' Equity and Consolidated Debt.

(c) Payment in Violation of an Agreement. Make any payment, or permit any Subsidiary to make any payment, of principal or interest, on any Debt which payment would constitute a violation of the terms of this Agreement or of the terms of any indenture or agreement binding on such corporation or to which such corporation is a party except, in the case of any payment made by a Subsidiary, to the extent such payment is not likely to impair the ability of TBC to repay the Advances.

(d) Merger or Consolidation. Merge or consolidate with or into, or convey, transfer, lease, or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to any Person except that a Borrower may merge or consolidate with any Person so long as such Borrower is the surviving corporation and no Default has occurred and is continuing or would result therefrom, and except that any direct or indirect Subsidiary of TBC may merge or consolidate with or into, or dispose of assets to, TBC or any other direct or indirect Subsidiary of TBC, provided, in each case, that no Event of Default has occurred and is continuing at the time of such proposed transaction or would result therefrom.

(e) Material Change in Business. Make any material change in the nature of its business as carried out on the date hereof.

4.3 Financial Statement Terms. For purposes of Section 4.2(b), all capitalized terms not defined in this Agreement shall have the respective meanings used in TBC's published Consolidated financial statements and calculated under the generally accepted accounting principles and practices applied by TBC on the date hereof in the preparation of such financial statements. However, notwithstanding the foregoing, (a) such terms shall exclude amounts attributable to Boeing Capital Services Corporation and its Subsidiaries and Boeing Financial Corporation, a Delaware corporation; and (b) Total Capital shall exclude the effects of any repurchase by TBC of its common stock and any merger-related accounting adjustments which are attributable to the merger with or acquisition of McDonnell Douglas Corporation by TBC.

4.4 Waivers of Covenants. The departure by TBC or any Subsidiary from the requirements of any of the provisions of this Article 4 shall be permitted only if such departure has been consented to in advance in a writing signed by the Majority Lenders, and such writing shall be effective as a consent only to the specific departure described in such writing. Such departure by TBC or any Subsidiary when properly consented to by the Majority Lenders shall not constitute an Event of Default under Section 6.1(c).

                                  ARTICLE 5

                     Conditions Precedent to Borrowings

5.1 Conditions Precedent to the Initial Borrowing of TBC. The obligation of each Lender to make its initial Advance to TBC is subject to receipt by the Agent on or before the day of the initial Borrowing of all of the following, each dated as of the day hereof, in form and substance satisfactory to the Agent and its counsel:
(a) Documentation. Copies of all documents, certified by an officer of TBC, evidencing necessary corporate action by TBC and governmental approvals, if any, with respect to this Agreement, to the Notes, if any, and to Guaranties to be delivered by TBC pursuant to Section 5.4(e);

(b) Officer's Certificate. A certificate of the Secretary or an Assistant Secretary of TBC which certifies the names of the officers of TBC authorized to sign the Notes, if any, and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature (on which certificate each Lender may conclusively rely until it receives a further certificate of the Secretary or an Assistant Secretary of TBC canceling or amending the prior certificate and submitting specimen signatures of the officers named in such further certificate);

(c) Opinion of Company Counsel. A favorable opinion of counsel for TBC substantially in the form of Exhibit E and as to such other matters as the Agent may reasonably request, which opinion TBC hereby expressly instructs such counsel to prepare and deliver;

(d) Opinion of Agent's Counsel. A favorable opinion of Shearman & Sterling, counsel for the Agent, substantially in the form of Exhibit F;

(e) Termination of 1999 Agreement. TBC shall have terminated in whole the commitments of the banks parties to the 1999 Credit Agreement; and

(f) Satisfaction of 1999 Agreement Obligations. TBC and its Subsidiaries shall have satisfied all of their respective obligations under the 1999 Credit Agreement including, without limitation, the payment of all fees under such agreement.

5.2 Conditions Precedent to Each Committed Borrowing of TBC. The obligation of each Lender to make a Committed Advance on the occasion of each Committed Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of the request for a Committed Borrowing and on the date of such Borrowing, the following statements shall be true, and both the giving of the applicable Notice of Committed Borrowing and the acceptance by TBC of the proceeds of such Committed Borrowing shall be a representation by TBC that:

(a) the representations and warranties contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date); and

(b) as of each such date no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default.

5.3 Conditions Precedent to Each Bid Borrowing of TBC. The obligation of any Lender to make a Bid Advance on the occasion of a Bid Borrowing (including the initial Borrowing) is subject to the further conditions precedent that:
(a) Notice of Bid Borrowing. The Agent shall have received the written confirmatory Notice of Bid Borrowing with respect thereto;

(b) Bid Notes. On or before the date of such Bid Borrowing, but prior to such Bid Borrowing, the Agent shall have received a Bid Note payable to the order of such Lender for each of the one or more Bid Advances to be made by such Lender as part of such Bid Borrowing, in a principal amount equal to the principal amount of the Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Bid Advance in accordance with Section 2.5;

(c) Periodic Reports. Each Lender intending to make a Bid Advance shall have received the statements provided by TBC pursuant to Section
4.1(a)(1), (2) and (3) or shall have received notice that such statements are available on TBC's website www.boeing.com or any successor website notified to the Agent and the Lenders; and

(d) Representations. On the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Borrowing and the acceptance by TBC of the proceeds of such Bid Borrowing shall be a representation by TBC that:
(i)     the representations and warranties contained in subsections
        (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date);
(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Bid Borrowing, which constitutes a Default; and
(iii) no event has occurred and no circumstance exists as a result of which any information concerning TBC that has been provided by TBC to the Agent or the Lenders in connection with such Bid Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

5.4 Conditions Precedent to the Initial Borrowing of a Subsidiary Borrower. The obligation of each Lender to make its initial Advance to any particular Subsidiary Borrower is subject to the receipt by the Agent, on or before the day of the initial Borrowing by such Subsidiary Borrower, of all of the following, each dated on or prior to the day of the initial Borrowing, in form and substance satisfactory to the Agent and its counsel:

(a) Borrower Subsidiary Letter. A Borrower Subsidiary Letter, substantially in the form of Exhibit D, executed by such Subsidiary Borrower and TBC;

(b) Documentation. Copies of all documents, certified by an officer of the Subsidiary Borrower, evidencing necessary corporate action by the Subsidiary Borrower and governmental approvals, if any, with respect to this Agreement and any Notes;

(c) Officer's Certificate. A certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower which certifies the names of the officers of the Subsidiary Borrower authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures of such officers and facsimile signatures of officers authorized to sign by facsimile signature (on which certificate each Lender may conclusively rely until it receives a further certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate);

(d) Opinion of Subsidiary Counsel. A favorable opinion of in-house counsel to the Subsidiary Borrower, substantially in the form of Exhibit G and as to such other matters as the Agent may reasonably request;

(e) TBC Guaranty. A Guaranty of TBC that unconditionally guarantees the payment of all obligations of such Subsidiary Borrower hereunder and under the Notes of such Subsidiary Borrower, substantially in the form of Exhibit H, executed and delivered by TBC to the Agent; and

(f) Opinion of TBC Counsel. A favorable opinion of in-house counsel to TBC, substantially in the form of Exhibit I and as to such other matters as the Agent may reasonably request.

5.5 Conditions Precedent to Each Committed Borrowing of a Subsidiary Borrower. The obligation of each Lender to make a Committed Advance to a Subsidiary Borrower on the occasion of each Committed Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of the request for such Committed Borrowing and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Committed Borrowing and the acceptance by such Subsidiary Borrower of the proceeds of such Committed Borrowing shall be
(a) a representation by such Subsidiary Borrower that:
 (i) the representations and warranties of that Subsidiary Borrower contained (A) in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such Borrowing, before and after giving effect to such Borrowing; and
(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default;

and (b) a representation by TBC that the representations and warranties of TBC contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed Committed Borrowing, which constitutes a Default.

5.6 Conditions Precedent to Each Bid Borrowing of a Subsidiary Borrower. The obligation of any Lender to make a Bid Advance to any particular
Subsidiary Borrower on the occasion of each Bid Borrowing (including the initial Borrowing) is subject to the further conditions precedent that:

(a) Notice of Bid Borrowing. The Agent shall have received the written confirmatory Notice of Bid Borrowing with respect thereto;

(b) Bid Notes. On or before the date of such Bid Borrowing, but prior to such Bid Borrowing, the Agent shall have received a Bid Note payable to the order of such Lender for each of the one or more Bid Advances to be made by such Lender as part of such Bid Borrowing, in a principal amount equal to the principal amount of the Bid Advance to be evidenced thereby and otherwise on such terms as were agreed to for such Bid Advance in accordance with Section 2.5;

(c) Periodic Reports. Each Lender intending to make a Bid Advance shall have received the statements provided by TBC pursuant to Section
4.1(a)(1), (2) and (3) or shall have received notice that such statements are available on TBC's website; and

(d) Subsidiary Representations. On the date of such request and the date of such Borrowing, the following statements shall be true, and each of the giving of the applicable Notice of Bid Borrowing and the acceptance by the Subsidiary of the proceeds of such Bid Borrowing shall be (a) a representation by such Subsidiary Borrower that:
(i) the representations and warranties contained (A) in subsections (a) through (g) of Section 3.1 hereof with respect to such Subsidiary Borrower are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and (B) in its Borrower Subsidiary Letter are true and correct on and as of the date of such Borrowing, before and after giving effect to such Borrowing;
(ii) as of each such date no event has occurred and is continuing, or would result from the proposed Bid Borrowing which constitutes a Default; and
(iii) no event has occurred and no circumstance exists as a result of which any information concerning TBC or the Subsidiary Borrower that has been provided by TBC or the Subsidiary Borrower to the Agent or the Lenders in connection with such Bid Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading; and

(e) TBC Representation. A representation by TBC that the representations and warranties of TBC contained in subsections (a) through (g) of Section 3.1 are true and accurate on and as of each such date as though made on and as of each such date (except to the extent that such representations and warranties relate solely to an earlier date), and that, as of each such date, no event has occurred and is continuing, or would result from the proposed Committed Borrowing which constitutes a Default.

                                  ARTICLE 6

                              Events of Default

6.1   Events of Default.  Each of the following shall constitute an Event of
Default:

(a) Failure by TBC to make when due any payment of principal of or interest on any Advance or under a Guaranty when the same becomes due and payable and such failure is not remedied within 5 Business Days thereafter;

(b) Any representation or warranty made by TBC in connection with the execution and delivery of this Agreement, the Borrowings or any Guaranty, or otherwise furnished pursuant hereto proves to have been incorrect when made in any material respect;

(c) Failure by TBC to perform any other term, covenant or agreement contained in this Agreement, and such failure is not remedied within 30 days after written notice thereof has been given to TBC by the Agent, at the request, or with the consent, of the Majority Lenders.

(d) Failure by TBC to pay when due (i) any obligation for the payment of borrowed money on any regularly scheduled payment date or following acceleration thereof or (ii) any other monetary obligation if the aggregate unpaid principal amount of the obligations with respect to which such failure to pay or acceleration occurred equals or exceeds $50,000,000 and such failure is not remedied within 5 Business Days after TBC receives notice thereof from the Agent or the creditor on such obligation.

(e) TBC or any of its Subsidiaries
(1) incurs liability with respect to any employee pension benefit plan in excess of $150,000,000 in the aggregate under
        (A)   Sections 4062, 4063, 4064 or 4201 of ERISA; or
        (B) otherwise under Title IV of ERISA as a result of any reportable event within the meaning of ERISA (other than a reportable event as to which the provision of 30 days' notice is waived under applicable regulations);
(2) has a lien imposed on its property and rights to property under
Section 4068 of ERISA on account of a liability in excess of $50,000,000 in the aggregate; or
(3) incurs liability under Title IV of ERISA
        (A) in excess of $50,000,000 in the aggregate as a result of the Company or any Subsidiary or any Person that is a member of the "controlled group" (as defined in Section 4001(a)(14) of ERISA) of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

        (B) in excess of $50,000,000 in the aggregate as a result of the Pension Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

(f) The happening of any of the following events, provided such event has not then been cured or stayed:
        (1)   the insolvency or bankruptcy of TBC,
        (2)   the cessation by TBC of the payment of its Debts as they mature,
        (3) the making of an assignment for the benefit of the creditors of TBC,
        (4) the appointment of a trustee or receiver or liquidator for TBC or for a substantial part of its property, or
        (5) the institution of bankruptcy, reorganization, arrangement, insolvency or similar proceedings by or against TBC under the laws of any jurisdiction in which TBC is organized or has material business, operations or assets.

(g) So long as any Subsidiary is a Borrower hereunder, the Guaranty with respect to such Subsidiary Borrower for any reason ceases to be valid and binding on TBC or TBC so states in writing.

6.2 Lenders' Rights upon Borrower Default. If an Event of Default occurs or is continuing, then the Agent shall at the request, or may with the consent, of the Majority Lenders, by notice to TBC,
        (a) declare the obligation of each Lender to make further Advances to be terminated, whereupon the same shall forthwith terminate, and
        (b) declare the Advances, all interest thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest, and all such other amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers, provided, however, that in the event of an actual or deemed entry of an order for relief with respect to any Borrower under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (i) the obligation of each Lender to make Advances shall automatically be terminated and (ii) the payment obligations of the Borrowers with respect to Advances, all such interest, and all such amounts shall automatically become and be due and payable, without presentment, demand, protest, or any notice of any kind, all of which are hereby expressly waived by the Borrowers.

                                  ARTICLE 7

                                  The Agent

7.1 Authorization and Action. Each Lender hereby appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto.
As to any matters not expressly provided for by this Agreement (including without limitation, enforcement or collection of any Notes), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Majority Lenders and such instructions shall be binding upon all Lenders and all holders of interests in Advances; provided, however, that the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable law. The Agent agrees to give to each Lender prompt notice of each notice given to it by the Borrowers pursuant to the terms of this Agreement.

7.2 Agent's Reliance, Etc. Neither the Agent nor any of its directors, officers, agents or employees shall be liable for any action taken or omitted to be taken by it or them under or in connection with this Agreement, except for its or their own gross negligence or willful misconduct. Without limiting the generality of the foregoing, the Agent:

(a) may treat the Lender that made any Advance as the payee thereof until the Agent receives and accepts an assignment entered into by such Lender, as assignor, and an Eligible Assignee, as assignee, as provided in Section 2.20;

(b) may consult with legal counsel (including counsel for the Borrowers), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or other experts;

(c) makes no warranty or representation to any Lender and shall not be responsible to any Lender for any statements, warranties or representations (whether written or oral) made in or in connection with this Agreement;

(d) shall not have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement on the part of any Borrower or to inspect the property (including the books and records) of any Borrower;

(e) shall not be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other instrument or document furnished pursuant hereto; and

(f) shall incur no liability under or in respect of this Agreement by acting upon any notice, consent, certificate or other instrument or writing (which may be by telecopier, cable or telex) believed by it to be genuine and signed or sent by the proper party or parties.

7.3 Citibank, N.A. and its Affiliates. With respect to its Commitment, the Advances made by it, and any Notes issued to it, Citibank, N.A. shall have the same rights and powers under this Agreement as any other Lender and may exercise the same as though it were not the Agent hereunder; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank, N.A., in its individual capacity. Citibank, N.A. and its Affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its Subsidiaries and any person or entity who may do business with or own securities of the Company or any Subsidiary, all as if Citibank, N.A. were not the Agent hereunder and without any duty to account therefor to the other Lenders.

7.4 Lender Credit Decision. Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on the financial statements referred to in Section 3.1(e) and the representations and warranties contained in Sections 3.1 and 3.2 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

7.5 Indemnification. The Lenders agree to indemnify the Agent (to the extent not reimbursed by TBC or any other Borrower), ratably according to the respective principal amounts of the Committed Advances then made by each of them (or if no Committed Advances are at the time outstanding or if interests in any Committed Advances are held by persons which are not Lenders, ratably according to the respective amounts of their Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct.
Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement to the extent that the Agent is not reimbursed for such expenses by TBC or any other Borrower. In the case of any investigation, litigation or proceeding giving rise to any Indemnified
Costs, this Section 7.5 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

7.6 Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and TBC and may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or removal, the Majority Lenders shall have the right, with the consent of TBC (if no Event of Default has occurred and is continuing), which shall not be unreasonably withheld, to appoint a successor Agent, which shall be a commercial bank organized or licensed under the laws of the United States of America or of any state thereof and having a combined capital and surplus of at least $50,000,000. If no successor Agent has been so appointed by the Majority Lenders, and has accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the removal of the retiring Agent as provided herein, then the retiring

Agent may, on behalf of the Lenders, appoint a successor Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

7.7 Certain Obligations May Be Performed by Affiliates. The Agent may appoint any of its Affiliates to perform its obligations hereunder other than any obligation requiring the Agent to receive, pay, or otherwise handle funds or Notes, and provided that the Agent shall continue to be responsible to the Borrowers and the Lenders for the due performance of the Agent's obligations under this Agreement.

                                  ARTICLE 8

                                Miscellaneous

8.1   Modification, Consents and Waivers.
(a) Waiver. No failure or delay on the part of any Lender in exercising any power or right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise thereof or the exercise of any other right or power hereunder. No notice to or demand on the Borrowers in any case shall entitle the Borrowers to any other or further notice or demand in similar or other circumstances.

(b) Amendment. No amendment or waiver of any provision of this Agreement or of any Committed Notes, nor consent to any departure by the Borrowers therefrom, shall in any event be effective unless such amendment, waiver or consent is in writing and signed by the Majority Lenders, and then such amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no amendment, waiver or consent shall, unless in writing and signed by all the Lenders, do any of the following:
(i)     waive any of the conditions specified in Section 5.1, 5.2, or 5.3,
(ii) except as provided in Section 2.19, increase the Commitments of the Lenders or subject the Lenders to any additional obligations,
(iii) reduce the principal of, or interest on, the Committed Advances or any fees or other amounts payable hereunder,
(iv) postpone any date fixed for any payment of principal of, or interest on, the Committed Advances or any fees or other amounts payable hereunder,
(v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Committed Advances or the number of Lenders required for the Lenders or any of them to take any action hereunder,
(vi)    amend this Section 8.1, or
(vii) release TBC from any of its obligations under any Guaranty or limit the liability of TBC as guarantor thereunder; and provided further that no amendment, waiver, or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under this Agreement or any Note.

(c) Majority Lenders. Notwithstanding the foregoing, this Section 8.1 shall not affect the provisions of Section 4.4, "Waivers of Covenants", or
Article 6, "Events of Default".

8.2   Notices.

(a) Addresses. All communications and notices provided for hereunder shall be in writing and mailed, telecopied, telexed or delivered and,

if to the Agent,

Citibank, N.A.
Two Penns Way, Suite _____
New Castle, Delaware  19720
Attention: Lender Loans Syndications Department facsimile number (___) ________;

if to any Borrower,

care of The Boeing Company
7755 East Marginal Way South
Seattle, Washington 98108
Attention:  Treasurer

facsimile number (206) 655-0799

if to any Lender, to its office at the address given on the signature pages of this Agreement; or,

as to each party, at such other address as designated by such party in a written notice to each other party referring specifically to this Agreement.

(b) Effectiveness of Notices. All communications and notices shall, when mailed, telecopied, or telexed, be effective when deposited in the mail, telecopied, or confirmed by telex answerback, respectively. Delivery by telecopier of an executed counterpart of any amendment or waiver of any provision of this Agreement or any Notes or of any Exhibit to be executed and delivered hereunder shall be effective as delivery of a manually executed counterpart thereof.

(c) Electronic Mail. Electronic mail may be used to distribute routine communications, such as financial statements and other information, and documents to be signed by the parties hereto; provided, however, that no Notice of Borrowing, signature, or other notice or document intended to be legally binding shall be effective if sent by electronic mail.

8.3   Costs, Expenses and Taxes.

(a) TBC shall pay upon written request all reasonable costs and expenses in connection with the preparation, execution, delivery, modification and amendment requested by any of the Borrowers of this Agreement, any Notes and the Guaranties (including, without limitation, printing costs and the reasonable fees and out-of-pocket expenses of counsel for the Agent) and costs and expenses, if any, in connection with the enforcement of this Agreement, any Notes and the Guaranties (whether through negotiations, legal proceedings or otherwise and including, without limitation, the reasonable fees and out-of-pocket expenses of counsel), as well as any and all stamp and other taxes, and to save the Lenders and other holders of interests in the Advances or any Notes harmless from any and all liabilities with respect to or resulting from any delay by or omission of the Borrowers to pay such taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of this Agreement, any Notes and the Guaranties.

(b) TBC agrees to indemnify the Agent and each Lender and each of their Affiliates and their officers, directors, employees, agents and advisors (each, an "Indemnified Party") from and against any and all claims, damages, losses, liabilities and expenses (including, without limitation, reasonable fees and expenses of counsel) incurred by or asserted or awarded against any Indemnified Party, in each case arising out of or in connection with or by reason of (including, without limitation, in connection with any investigation, litigation or proceeding or preparation of a defense in connection therewith) the Advances, this Agreement, the Notes, any of the transactions contemplated herein or the actual or proposed use of the proceeds of the Advances, except to the extent such claim, damage, loss, liability or expense resulted from such Indemnified Party's gross negligence or willful misconduct and except that no Indemnified Party shall have the right to be indemnified hereunder to the extent such indemnification relates to relationships of, between or among each of, or any of, the Agent, the Lenders, any assignee of a Lender or any participant. In the case of any investigation, litigation or other proceeding to which this Section 8.3 applies, such indemnity shall be effective whether or not such investigation, litigation or proceeding is brought by TBC, its directors, shareholders or creditors or an Indemnified Party or any other Person or an Indemnified Party is otherwise a party thereto and whether or not the transactions contemplated hereby are consummated. The Borrowers also agree not to assert any claim on any theory of liability for special, indirect, consequential or punitive damages against the Agent, and Lender, any of their Affiliates, or any of their respective directors, officers, employees, attorneys and agents, arising out of or otherwise relating to the Notes, this Agreement, any of the transactions contemplated herein or the actual or proposed use of the proceeds of Advances.

8.4 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the Borrowers, the Lenders and the Agent, and their respective successors and assigns, except that the Borrowers may not assign or transfer their rights hereunder without the prior written consent of the Lenders.

8.5 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

8.6 Governing Law. This Agreement, any Notes, the Guaranties and each Borrower Subsidiary Letter shall be deemed to be contracts under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of such State.

8.7 Headings. The Table of Contents and Article and Section headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

8.8 Execution in Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.
Delivery of an executed counterpart of a signature page to this Agreement by telecopier shall be effective as delivery of a manually executed counterpart of this Agreement.

8.9 Right of Set-Off. Each Lender and each of its Affiliates that is or was at one time a Lender hereunder is authorized at any time and from time to time, upon
(i)    the occurrence and during the continuance of any Event of Default and
(ii) the making of the request or the granting of the consent specified by Section 6.1 to authorize the Agent to declare any Advances due and payable pursuant to the provisions of Section 6.1, to the fullest extent permitted by law, without notice to any Borrower (any such notice being expressly waived by each Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of any Borrower against any and all of the obligations to such Lender or such Affiliate of such Borrower now or hereafter existing under this Agreement and any Notes held by such Lender, whether or not such Lender has made a demand under this Agreement or such Notes and although such obligations may be unmatured. Each Lender shall promptly notify any Borrower after any such setoff and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Lender and its Affiliates may have.

8.10 Confidentiality. Neither the Agent nor any Lender shall disclose any Confidential Information to any other Person without the consent of a Borrower, other than

(a) to the Agent's or such Lender's Affiliates and their officers, directors, employees, agents and advisors and, as contemplated by
Section 2.20(f), to actual or prospective assignees and participants, and then only on a confidential basis,

(b) as required by any law, rule or regulation or judicial process, and

(c) as requested or required by any state, federal or foreign authority or examiner regulating banks or banking.

8.11 Agreement in Effect. This Agreement shall become effective upon its execution and delivery, respectively, to the Agent and TBC by TBC and the Agent, and when the Agent shall have been notified by each Lender listed on Schedule I that such Lender has executed it.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized as of the day and year first above written.

THE BOEING COMPANY

By___________________________________
Title: Assistant Treasurer

CITIBANK, N.A., Individually and
as Agent

By____________________________________
Name:
Title:

THE CHASE MANHATTAN BANK

By____________________________________
Name:
Title:

                           Senior Managing Agents

BANK OF AMERICA, N.A.

By___________________________________
	Name:
	Title:

DEUTSCHE BANK AG NEW YORK AND/OR CAYMAN
ISLAND BRANCHES

By___________________________________
	Name:
	Title:

THE BANK OF TOKYO-MITSUBISHI, LIMITED

By___________________________________
	Name:
	Title:

MITSUBISHI TRUST & BANKING

By___________________________________
	Name:
	Title:


                               Managing Agents

THE BANK OF NEW YORK

By___________________________________
	Name:
	Title:

CREDIT SUISSE FIRST BOSTON
By___________________________________
	Name:
	Title:

FLEET NATIONAL BANK

By___________________________________
	Name:
	Title:

THE INDUSTRIAL BANK OF JAPAN, LIMITED

By___________________________________
	Name:
	Title:

SUMITOMO BANK

By___________________________________
	Name:
	Title:

WACHOVIA BANK

By___________________________________
	Name:
	Title:

Co-Agents

BANK ONE N.A.

By___________________________________
	Name:
	Title:

CREDIT LYONNAIS

By___________________________________
	Name:
	Title:
PNC BANK, N.A.

By___________________________________
	Name:
	Title:

Lender

ABN AMRO BANK, N.V.

By___________________________________
	Name:
	Title:

AUSTRALIA & NEW ZEALAND BANK

By___________________________________
	Name:
	Title:

BANCO BILBAO VIZCAYA ARGENTARIA

By___________________________________
	Name:
	Title:

BAYERISCHE LANDESBANK
GIROZENTRALE, NEW YORK BRANCH

By___________________________________
	Name:
	Title:

DEUTSCHE VERKEHRSBANKAG

By___________________________________
	Name:
	Title:

MORGAN GUARANTY TRUST COMPANY OF NEW YORK

By___________________________________
	Name:
	Title:

ROYAL BANK OF CANADA

By___________________________________
	Name:
	Title:
ROYAL BANK OF SCOTLAND

By___________________________________
	Name:
	Title:

STANDARD CHARTERED BANK

By___________________________________
	Name:
	Title:

U.S. BANKCORP

By___________________________________
	Name:
	Title:


WESTDEUTSCHE LANDESBANK
GIROZENTRALE, NEW YORK BRANCH

By___________________________________
	Name:
	Title:

                                 SCHEDULE I
                         APPLICABLE LENDING OFFICES
------------------------------------------------------------------------------
| Name of Initial     | Commitment | Domestic Lending   | Eurodollar Lending |
|    Lender           |            |     Office         |      Office        |
------------------------------------------------------------------------------
| ABN Amro Bank, N.V. |$11,200,000 | 208 South LaSalle  | 208 South LaSalle  |
|                     |            | Suite 1500         | Suite 1500         |
|                     |            | Chicago, IL  60604 | Chicago, IL  60604 |
|                     |            | Attn:  Loan        | Attn:  Loan        |
|                     |            | Administration     | Administration     |
|                     |            | T:  312 992-5153   | T:  312 992-5153   |
|                     |            | F:  312 992-5158   | F:  312 992-5158   |
------------------------------------------------------------------------------
| Australia & New     |$11,200,000 | 1177 Avenue of the | 1177 Avenue of the |
| Zealand Bank        |            | Americas           | Americas           |
|                     |            | 6th Floor          | 6th Floor          |
|                     |            | New York, NY  10036| New York, NY  10036|
|                     |            | Attn:  Peter Gray  | Attn:  Peter Gray  |
|                     |            | T:  212 801-9739   | T:  212 801-9739   |
|                     |            | F:  212 556-4839   | F:  212 556-4839   |
------------------------------------------------------------------------------
| Banco Bilbao Vizcaya|$11,200,000 | 1345 Avenue of the | 1345 Avenue of the |
|                     |            | Americas           | Americas           |
|                     |            | 45th Floor         | 45th Floor         |
|                     |            | New York, NY  10105| New York, NY  10105|
|                     |            | Attn:  Santiago    | Attn:  Santiago    |
|                     |            | Hernandez          | Hernandez          |
|                     |            | T:  212 728-1677   | T:  212 728-1677   |
|                     |            | F:  212 333-2904   | F:  212 333-2904   |
------------------------------------------------------------------------------
| Bank One N.A.       |$25,600,000 | One Bank One Plaza | One Bank One Plaza |
|                     |            | Chicago, IL  60670 | Chicago, IL  60670 |
|                     |            | Attn:  Jamie Leung | Attn:  Jamie Leung |
|                     |            | T:  312 732-1707   | T:  312 732-1707   |
|                     |            | F:  312 732-3537   | F:  312 732-3537   |
------------------------------------------------------------------------------
| Bank of America,N.A.|$43,200,000 | 1850 Gateway Blvd. | 1850 Gateway Blvd. |
|                     |            | CA4-707-05-11      | CA4-707-05-11      |
|                     |            | Concord, CA  94520 | Concord, CA  94520 |
|                     |            | Attn:  Vilma Tang  | Attn:  Vilma Tang  |
|                     |            | T:  925 675-7336   | T:  925 675-7336   |
|                     |            | F:  925 969-2865   | F:  925 969-2865   |
------------------------------------------------------------------------------
| The Bank of New York|$36,800,000 | One Wall Street,   | One Wall Street,   |
|                     |            | 22nd Floor         | 22nd Floor         |
|                     |            | New York, NY  10005| New York, NY  10005|
|                     |            | Attn: Dawn Hertling| Attn: Dawn Hertling|
|                     |            | T:  212 635-6742   | T:  212 635-6742   |
|                     |            | F:  212 635-6399   | F:  212 635-6399   |
------------------------------------------------------------------------------
| The Bank of Tokyo-  |$46,200,000 | 1201 3rd Avenue    | 1201 3rd Avenue    |
| Mitsubishi, Ltd.    |            | Suite 1100         | Suite 1100         |
|                     |            | Seattle, WA  98101 | Seattle, WA  98101 |
|                     |            |Attn:KosukeTakahashi|Attn:KosukeTakahashi|
|                     |            | T:  206 382-6049   | T:  206 382-6049   |
|                     |            | F:  206 382-6067   | F:  206 382-6067   |
------------------------------------------------------------------------------
------------------------------------------------------------------------------
| Bayerische          |$11,200,000 |560 Lexington Avenue|560 Lexington Avenue|
| Landesbank          |            | New York, NY  10022| New York, NY  10022|
| Girozantrale, New   |            | Attn:  James Fox   | Attn:  James Fox   |
| York Branch         |            | T:  212 310-9986   | T:  212 310-9986   |
|                     |            | F:  212 310-9868   | F:  212 310-9868   |
------------------------------------------------------------------------------
| The Chase Manhattan |$50,100,000 | 270 Park Avenue    | 270 Park Avenue    |
| Bank                |            | New York, NY  10019| New York, NY  10019|
|                     |            | Attn:Matthew Massie| Attn:Matthew Massie|
|                     |            | T:  212 270-5432   | T:  212 270-5432   |
|                     |            | F:  212 270-5100   | F:  212 270-5100   |
------------------------------------------------------------------------------
| Citibank, N.A.      |$50,100,000 | 399 Park Avenue    | 399 Park Avenue    |
|                     |            | 12th Floor, Zone 2 | 12th Floor, Zone 2 |
|                     |            | New York, NY  10043| New York, NY  10043|
|                     |            |Attn:PhilippaPortnoy|Attn:PhilippaPortnoy|
|                     |            | T:  212 559-5812   | T:  212 559-5812   |
|                     |            | F:  212 793-1246   | F:  212 793-1246   |
------------------------------------------------------------------------------
| Credit Lyonnais     |$25,600,000 | 1301 Avenue of the | 1301 Avenue of the |
|                     |            | Americas           | Americas           |
|                     |            | New York, NY  10019| New York, NY  10019|
|                     |            |Attn:Bertrand Cousin|Attn:Bertrand Cousin|
|                     |            | T:  212 261-7363   | T:  212 261-7363   |
|                     |            | F:  212 261-7368   | F:  212 261-7368   |
------------------------------------------------------------------------------
| Credit Suisse First |$36,800,000 | 11 Madison Avenue  | 11 Madison Avenue  |
| Boston              |            | New York, NY  10010| New York, NY  10010|
|                     |            | Attn: Robert Finney| Attn: Robert Finney|
|                     |            | T:  212 325-9038   | T:  212 325-9038   |
|                     |            | F:  212 325-8319   | F:  212 325-8319   |
------------------------------------------------------------------------------
| Deutsche Bank AG    |$46,400,000 | 31 West 52nd Street| 31 West 52nd Street|
| New York and/or     |            | New York, NY  10019| New York, NY  10019|
| Cayman Island       |            |Attn:JosephGyurindak|Attn:JosephGyurindak|
| Branches            |            | T:  212 469-4107   | T:  212 469-4107   |
|                     |            | F:  212 469-4139   | F:  212 469-4139   |
------------------------------------------------------------------------------
| Deutsche            |$11,200,000 | 609 Fifth Avenue   | 609 Fifth Avenue   |
| VerkehrsBank AG     |            | 10th Floor         | 10th Floor         |
|                     |            | New York, NY  10017| New York, NY  10017|
|                     |            | Attn: Volker Fabian| Attn: Volker Fabian|
|                     |            | T:  212 588-8864   |  T:  212 588-8864  |
|                     |            | F:  212 588-8936   |  F:  212 588-8936  |
------------------------------------------------------------------------------
| Fleet National Bank |$36,800,000 | 100 Federal Street | 100 Federal Street |
|                     |            | Mailstop:          | Mailstop:          |
|                     |            | MABOS 01-10-01     | MABOS 01-10-01     |
|                     |            | Boston, MA  02110  | Boston, MA  02110  |
|                     |            | Attn: Roger Boucher| Attn: Roger Boucher|
|                     |            | T:  617 434-3951   | T:  617 434-3951   |
|                     |            | F:  617 434-0601   | F:  617 434-0601   |
------------------------------------------------------------------------------

------------------------------------------------------------------------------
| The Industrial Bank |$36,800,000 | 1251 Avenue of the | 1251 Avenue of the |
| of Japan, Limited   |            | Americas           | Americas           |
|                     |            | New York, NY  10020| New York, NY  10020|
|                     |            |Attn:Joe Mitarotondo|Attn:Joe Mitarotondo|
|                     |            | T:  212 282-4088   | T:  212 282-4088   |
|                     |            | F:  212 282-4494   | F:  212 282-4494   |
------------------------------------------------------------------------------
| Morgan Guaranty     |$11,200,000 | 60 Wall Street     | 60 Wall Street     |
| Trust Company of    |            | New York, NY  10260| New York, NY  10260|
| New York            |            | Attn:  Bob O'sieski| Attn:  Bob O'sieski|
|                     |            | T:  212 648-0342   | T:  212 648-0342   |
|                     |            | F:  212 648-5939   | F:  212 648-5939   |
------------------------------------------------------------------------------
| Mitsubishi Trust &  |$43,200,000 | 520 Madison Avenue | 520 Madison Avenue |
| Banking             |            | New York, NY  10022| New York, NY  10022|
|                     |            | Attn:  Joe Shammas | Attn:  Joe Shammas |
|                     |            | T:  212 891-8451   | T:  212 891-8451   |
|                     |            | F:  212 644-6825   | F:  212 644-6825   |
------------------------------------------------------------------------------
| PNC Bank, N.A.      |$25,600,000 | 620 Liberty Avenue | 620 Liberty Avenue |
|                     |            | Two PNC Plaza,     | Two PNC Plaza,     |
|                     |            | 3rd Floor          | 3rd Floor          |
|                     |            | Pittsburgh,PA 15222| Pittsburgh,PA 15222|
|                     |            |Attn:Jack Caracciolo|Attn:Jack Caracciolo|
|                     |            | T:  412 768-9973   | T:  412 768-9973   |
|                     |            | F:  412 768-4586   | F:  412 768-4586   |
------------------------------------------------------------------------------
| Royal Bank of Canada|$11,200,000 | Royal Bank of      | Royal Bank of      |
|                     |            | Canada Centre      | Canada Centre      |
|                     |            | 71 Queen Victoria  | 71 Queen Victoria  |
|                     |            | Street             | Street             |
|                     |            | London EC4V 4DE    | London EC4V 4DE    |
|                     |            | Attn: Stephan Sayre| Attn: Stephan Sayre|
|                     |            | T: 44 207 653-4625 | T: 44 207 653-4625 |
|                     |            | F: 44 207 329-0247 | F: 44 207 329-0247 |
------------------------------------------------------------------------------
| Royal Bank of       |$11,200,000 | Waterhouse Square  | Waterhouse Square  |
| Scotland            |            | 138-142 Holborn    | 138-142 Holborn    |
|                     |            | London England     | London England     |
|                     |            | EC1N 2TH           | EC1N 2TH           |
|                     |            | Attn: Andrew       | Attn: Andrew       |
|                     |            |       Waddington   |       Waddington   |
|                     |            | T: 44 207 375-8504 | T: 44 207 375-8504 |
|                     |            | F: 44 207 375-8282 | F: 44 207 375-8282 |
------------------------------------------------------------------------------
| Standard Chartered  |$11,200,000 |7 World Trade Center|7 World Trade Center|
| Bank                |            | New York, NY  10048| New York, NY  10048|
|                     |            | Attn:LarryFitzerald| Attn:LarryFitzerald|
|                     |            | T:  212 667-0107   | T:  212 667-0107   |
|                     |            | F:  212 667-0568   | F:  212 667-0568   |
------------------------------------------------------------------------------

------------------------------------------------------------------------------
| Sumitomo Bank       |$36,800,000 | 777 South Figueroa | 777 South Figueroa |
|                     |            | Suite 2600         | Suite 2600         |
|                     |            | Los Angeles, CA    | Los Angeles, CA    |
|                     |            | 90017              | 90017              |
|                     |            | Attn:Miriam Delgado| Attn:Miriam Delgado|
|                     |            | T:  213 955-0883   | T:  213 955-0883   |
|                     |            | F:  213 623-6832   | F:  213 623-6832   |
------------------------------------------------------------------------------
| U.S. BankCorp       |$11,200,000 | 1420 Fifth Avenue, | 1420 Fifth Avenue, |
|                     |            | 11th  Floor        | 11th  Floor        |
|                     |            | Seattle, WA  98101 | Seattle, WA  98101 |
|                     |            | Attn:  James Farmer| Attn:  James Farmer|
|                     |            | T:  206 587-5237   | T:  206 587-5237   |
|                     |            | F:  206 344-3654   | F:  206 344-3654   |
------------------------------------------------------------------------------
| Wachovia Bank       |$36,800,000 | 191 Peachtree      | 191 Peachtree      |
|                     |            | Street NE          | Street NE          |
|                     |            | Atlanta, GA  30303 | Atlanta, GA  30303 |
|                     |            | Attn: Joe Baschuite| Attn: Joe Baschuite|
|                     |            | T:  404 332-5178   | T:  404 332-5178   |
|                     |            | F:  404 332-4136   | F:  404 332-4136   |
------------------------------------------------------------------------------
|Westdeutsche         |$11,200,000 | 1211 Avenue of the | 1211 Avenue of the |
| Landesbank          |            | Americas           | Americas           |
|                     |            | New York, NY  10036| New York, NY  10036|
|                     |            | Attn:  Phil Green  | Attn:  Phil Green  |
|                     |            | T:  212 852-6113   | T:  212 852-6113   |
|                     |            | F:  212 302-7946   | F:  212 302-7946   |
------------------------------------------------------------------------------

                                EXHIBIT (15)
                Letter from Independent Accountants Regarding
                   Unaudited Interim Financial Information

                     The Boeing Company and Subsidiaries




See Deloitte & Touche LLP letter on page 149.

November 3, 2000


The Boeing Company
Seattle, Washington

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim financial information of The Boeing Company and subsidiaries (the "Company") for the three- and nine-month periods ended September 30, 2000 and 1999, as indicated in our report dated October 27, 2000; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, is incorporated by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-52773, 33-58798, 333-03191, 333-16363, 333-26867,
333-32461, 333-32491, 333-32499, 333-32567, 333-35324, 333-41920, and
333-47450 of  The Boeing Company on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of any registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington