Form 10-K
period 2000-12-31
BOEING CO
filed 2001-03-09
CIK 12927

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

                          For the fiscal year ended
                              December 31, 2000


                        Commission file number 1-442


                             THE BOEING COMPANY

                        7755 East Marginal Way South
                          Seattle, Washington 98108
                         Telephone:  (206) 655-2121

                      State of incorporation: Delaware
                    IRS identification number: 91-0425694

         Securities registered pursuant to Section 12(b) of the Act:
            Class of Security:                    Registered on
         -----------------------------------------------------------
         Common Stock, $5 par value          New York Stock Exchange



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

As of January 31, 2001, there were 834,384,065 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $48.8 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 2000 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                                         1             Exhibit Index on Page 25

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

The Space and Communications segment is involved in the research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellites and satellite launching vehicles; rocket engines; and information and battle management systems.

Revenues, earnings from operations and other financial data of the Company's business segments for the three years ended December 31, 2000, are set forth on pages 72-74 of the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference.

On October 6, 2000, the Company acquired Hughes space and communications businesses and related operations. The acquired businesses will be operated under the name of Boeing Satellite Systems (BSS). BSS provides space-based communications, reconnaissance, surveillance and imaging systems. BSS also manufactures commercial communications satellites. Also included in the acquisitions are Hughes Electron Dynamics, a supplier of electronic components for satellites; Spectrolab, a provider of solar cells and panels for satellites; and a share of HRL Laboratories, a research center.

On October 4, 2000, the Company acquired Jeppesen Sanderson, Inc., a provider of flight information services. Jeppesen Sanderson, Inc. provides a full range of print and electronic flight information services, including navigation data, computerized flight planning, aviation software products, aviation weather services, maintenance information, and pilot training systems and supplies.

On August 2, 2000, the Company acquired Autometric Inc., a geospatial information technology company, and on September 1, 2000, the Company acquired Continental Graphics Corp., a provider of technical information to the aviation industry. Other acquisitions in 2000 include AeroInfo Systems, Inc.; a provider of advanced maintenance software applications for the airline industry; SVS, Inc., which specializes in electro-optical systems; and Hawker de Havilland, which specializes in aircraft parts fabrication.

Boeing Satellite Systems, Autometric and SVS Inc., will be accounted for as part of the Space and Communications segment. Jeppesen Sanderson, Inc., Continental Graphics Corp., AeroInfo Systems, Inc. and Hawker de Havilland will be accounted for as part of the Commercial Airplanes segment.

With respect to the Commercial Airplanes segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717, 737 Classic, 737 Next-Generation, MD-80, MD-90 and 757 standard-body models and the 767, MD-11, 777 and 747 wide-body models. Final deliveries of the MD-80, MD-90 and 737 Classic aircraft occurred in 2000. Final delivery of the MD-11 aircraft will occur in early 2001.

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

The major focus of commercial aircraft development activities over the past three years has been the 767-400ER, the Next-Generation 737 family of short-to-medium jetliners (737-600/700/800/900 models), the 717 program, the 757-300 derivative, and the 777-300 derivative. Initial delivery of the 767-400ER, a stretched version of the 767-300ER capable of carrying over 300 passengers in a two-class configuration, occurred in the third quarter of 2000. The certification and initial deliveries of the 737-700 occurred in 1997. Initial delivery of the 737-800, a larger version, occurred in early 1998, and initial delivery of the 737-600, the smallest version, occurred in late 1998. The 737-900, the longest member of the Next-Generation 737 family, received its initial order in late 1997 with first delivery scheduled for 2001. The Next-Generation 737 models are also being used by Boeing Business Jets, a collaboration between the Company and General Electric, to pursue the business travel market. Certification and first delivery of the Boeing Business Jet occurred in late 1998. First delivery of the 717 occurred in September 1999. Initial delivery of the 757-300, with approximately 20% more seating and about 10% lower seat-mile operating costs than the -200 model, occurred in 1999. The increased-capacity version 777-300 initial delivery occurred in 1998. Certification and first delivery of the 777-300ER and 777-200LR is scheduled for 2003 and 2004, respectively.

New products under consideration include larger and longer-range versions of the 777. Scheduled to enter into service in the spring of 2004, a longer-range 767-400ER will seat 245 passengers but will have a range 600 miles longer than the current version. Sufficient market demand has not developed to justify committing the very substantial investment levels required to develop either an all-new very large aircraft or significantly larger versions of the 747. The timing of a decision to proceed with a 747 derivative aircraft and the development schedule depend on customer demand and the Company's ability to achieve favorable long-term financial returns on the substantial development costs that would be required.

The Company's acquisition of the defense and space units of Rockwell in 1996; the merger with McDonnell Douglas in 1997; and other acquisitions, such as the Hughes space and communications businesses, have created a large and diversified group of programs in information, space and defense systems. The major trends that shape the current environment of the Military Aircraft and Missiles segment and the Space and Communications segment include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies, the need for low cost, assured access to space, and a convergence of military, civil and commercial markets.

The U.S. Government, principally through the Department of Defense (DoD) and NASA, remains the primary customer in the Aircraft and Missiles and Space and Communications business segments. DoD procurement funding levels are expected to moderately increase as modernization of used and rapidly aging equipment become an important issue with the U.S. Government. Privatization of some government activities has opened areas of growth for the Company in aerospace support. The Company's DoD programs are subject to uncertain future funding levels, which can result in the stretch-out or termination of some programs. NASA's budget is expected to remain relatively flat over the next several years.

The Company's Military Aircraft and Missiles and Space and Communications business segments are highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to 2000 Military Aircraft and Missiles segment revenues included the C-17, F-15, F/A-18 C/D, F/A-18 E/F, AH-64 Apache, T-45 Goshawk Training System, AV-8B Harrier, the Harpoon missile along with Aerospace Support. The principal contributors to 2000 Space and Communications segment revenues included the International Space Station, National Missile Defense Lead Systems Integrator (NMD LSI), E-3 AWACS (Airborne Warning and Control System) updates and 767 AWACS, Space Shuttle Flight Operations and Delta space launch services. Classified projects for the U.S. Government also continued to contribute to both segments' revenues.

In recent years, a significant percentage of Military Aircraft and Missiles segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, the RAH-66 Comanche helicopter, and the Unmanned Combat Air Vehicle (UCAV) advanced technology demonstrator. The V-22 program is currently transitioning to low-rate initial production.

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

The Company and Lockheed Martin are 50-50 partners in United Space Alliance
(USA), which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the United States Air Force. USA also performs the modification, testing and checkout operations required to ready the Space Shuttle for launch. Although the joint venture operations are not included in the Company's consolidated statements, the Company's proportionate share of joint venture earnings is recognized in income.

The Sea Launch program in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) had a successful return to flight in July 2000 after an ICO launch termination earlier in the year.

Research and development expense amounted to $2.0 billion, $1.3 billion and $1.9 billion in 2000, 1999 and 1998, respectively. The amount expensed in 2000 included $557 million attributable to in-process research and development (IPR&D). Based on current programs and plans, research and development expense for 2001 is expected to be in the range of 3.0% to 3.5% of the total projected revenues, of approximately $57 billion.

The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                            2000        1999
                                          ======       =====
Commercial Airplanes                      $ 89.8       $73.0
Military Aircraft and Missiles              17.1        15.6
Space and Communications                    13.7        10.6
                                          ------       -----
        Total contractual backlog         $120.6       $99.2
                                          ======       =====

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers that have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 2000 and 1999, totaled $31.3 billion and $24.4 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 31% of the commercial aircraft backlog units are scheduled for delivery beyond 2003. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

The Company is dependent on the availability of energy sources, such as electricity, at affordable prices. The Company is also highly dependent on the availability of essential materials, parts and subassemblies from its suppliers and subcontractors. The most important raw materials required for the Company's aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company is dependent upon the ability of its large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing the ability of the Company to fulfill commitments to its customers. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

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

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 73 of the Company's 2000 Annual Report to Shareholders and incorporated herein by reference. Less than 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 2000. Approximately 43% of the Company's contractual backlog value at December 31, 2000, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 28% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company's workforce level at January 25, 2001, was approximately 198,000, including approximately 3,200 in Canada and 1,500 in Australia.

Item 2.         Properties

The locations and floor areas of the Company's principal operating properties at January 1, 2001, are indicated in the following table.

                                 Floor Area
                         (Thousands of square feet)
                                                  Company-
                                                   Owned         Leased
                                                  ========       ======
               United States
                Greater Seattle, Washington         42,672        2,958
                Greater Southern California         16,706        7,068
                Wichita, Kansas                     12,206          920
                Greater St. Louis, Missouri          8,839          629
                Greater Philadelphia, Pennsylvania   3,387
                Huntsville - Decatur, Alabama        1,938          357
                Mesa, Arizona                        1,930          139
                Portland, Oregon                     1,132            7
                Greater Cape Canaveral, Florida        808           90
                Spokane, Washington                    654           48
                Duluth - Macon, Georgia                543          279
                Oakridge, Tennessee                    492
                Irving - Corinth, Texas                456           79
                Denver - Pueblo, Colorado              432          362
                Greater Houston, Texas                 172          211
                Tulsa - McAlester, Oklahoma            165        1,734
                Melbourne, Arkansas                    106
                Wilmington, Delaware                   102
                Salt Lake City - Layton, Utah           35          244
                Jacksonville, Florida                    9          113
                San Antonio, Texas                                1,413
                Heath, Ohio                                         791
                Greater Washington, D.C.                            458
                El Paso, Texas                                      280
                Glasgow, Montana                                    147
                Shreveport, Louisiana                               135
                Bay Saint Louis, Mississippi                         94
                Albuquerque, New Mexico                              33
                Bangor, Maine                                        11
                Hampton, Virginia                                     8
                Chicago, Illinois                                     1
               Australia                             1,138          783
               Canada
                Toronto, Ontario                     1,750           63
                Winnipeg, Manitoba                      96          520
               England                                               52
               Germany                                               75

Most runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company's rights to use such facilities are provided for under long-term leases with municipal, county, port, or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments. Work related to a given program may be assigned to various locations based upon periodic review of shop loads and productions capability.

The Company continues the evaluation of facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be dispositioned.

The Company's principal properties are well maintained and in good operating condition. Presently existing facilities are sufficient to meet the Company's near-term operating requirements.


Item 3.	Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and-remediation obligations since the 1980s.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2000, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2000, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200 million, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Trial on all issues now is set for May 1, 2001. Final resolution of the A-12 litigation will depend on the outcome of such trial and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997, through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997, and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action now is set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation
(MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. (The indictment has since been dismissed as against that employee but his dismissal is the subject of a pending appeal by the government to the U.S. Court of Appeals for the D.C. Circuit.) The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries. Most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions have been granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years (approximately 70,000).

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The deadline for filing plaintiffs' motion for class certification, originally scheduled to be heard on August 25, 2000, now has been extended until May 2001. The Company intends to vigorously contest this lawsuit.

In October 1999, a number of individual plaintiffs filed a federal court action alleging employment discrimination based upon race and national (sic) origin (Asian). This action was subsequently consolidated with a related suit making similar allegations and class action status was sought in a motion filed on January 3, 2001. The class for which certification is being sought would include all non-management salaried workers of Asian descent employed in Washington State. The action is limited to claims of alleged discrimination in compensation, promotion, transfer, retention rating, and job classification.

The Company has denied the allegations of discrimination and plans to oppose the motion for class certification and vigorously defend the lawsuit. The court's decision on class certification is anticipated to be issued as early as the second quarter of 2001.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.


PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Information required by this item is included on page 100 and on page 106 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.	Selected Financial Data

Information required by this item is included on page 98 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

Information required by this item is included on pages 57-71 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 2000 Annual Report to Shareholders on the pages indicated, are incorporated herein by reference:

Consolidated Statements of Operations - years ended December 31, 2000, 1999 and 1998: Page 75.

Consolidated Statements of Financial Position - December 31, 2000 and 1999:
Page 76.

Consolidated Statements of Cash Flows - years ended December 31, 2000, 1999 and 1998: Page 77.

Consolidated Statements of Shareholders' Equity - December 31, 2000, 1999 and 1998: Pages 78-79.

Notes to Consolidated Financial Statements: Pages 80-95.

Supplementary data regarding quarterly results of operations: Page 96.

Independent Auditors' Report: Page 97.



Item 9.	Changes in and Disagreements with Accountants on Accounting
and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist among any of the executive officers, directors or director nominees. The executive officers of the Company as of February 28, 2000, are as follows:

Name                   Age    Positions and offices held and business experience
================================================================================
Philip M. Condit        59    Chairman of the Board since February 1997.
                              Chief Executive Officer since April 1996.
                              Director since August 1992. President from
                              August 1992 through January 1997.

Harry C. Stonecipher    64    President and Chief Operating Officer of the
                              Company and Director since August 1997.
                              Prior thereto, President and Chief
                              Executive Officer of McDonnell Douglas
                              Corporation from September 1994.

James F. Albaugh        50    Senior Vice President of the Company and
                              President, Space and Communications Group since September 1998. Prior thereto, President of Boeing Space Transportation from April
                              1998. Prior thereto, President of Rocketdyne
                              Propulsion and Power, now a business of Space and Communications Group, from March 1997.
                              Prior thereto, Vice President - Operations,
                              Rocketdyne Propulsion and Power from 1994.

Douglas G. Bain         51    Senior Vice President and General Counsel
                              since August 2000. Prior thereto, Vice
                              President and General Counsel from November
                              1999. Prior thereto, Vice President of Legal,
                              Contracts, Ethics and Government Relations for
                              Boeing Commercial Airplanes Group from 1996.

Scott Carson            54    Senior Vice President of the Company and
                              President, Connexion by Boeing since November
                              2000. Prior thereto, Executive Vice President and Chief Financial Officer of Boeing
                              Commercial Airplanes Group, from September
                              1998. Prior thereto, Executive Vice President of Business Resources for Boeing Information,
                              Space and Defense Systems from November 1997.
                              Prior thereto, Executive Vice President of
                              Boeing Commercial Space Company.

James B. Dagnon         61    Senior Vice President - People since May 1997.
                              Prior thereto, Senior Vice President -
                              Employee Relations, Burlington Northern Santa Fe from 1995.

Name                   Age    Positions and offices held and business experience
================================================================================
Gerald E. Daniels       55    Senior Vice President of the Company and
                              President, Military Aircraft and Missile
                              Systems Group since May 2000. Prior thereto,
                              Vice President and General Manager of U.S.
                              Navy and Marine Corps Programs for the
                              Military Aircraft and Missile Systems Group, from February 1997. From October 1998 to May
                              2000, he also served as St. Louis site
                              manager. From January 1994 until February
                              1997, Vice President and General Manager of the F/A-18 program for McDonnell Douglas
                              Corporation.

Christopher W. Hansen   52    Senior Vice President - Government Relations
                              since December 1998. Prior thereto, Vice
                              President - Government Affairs from August
                              1997 and Vice President - U.S. Government
                              Affairs from March 1997. Prior thereto, Staff
                              Vice President of the Washington, D.C., office from September 1994 and Staff Vice President of Congressional Affairs from January 1994.

John B. Hayhurst        53    Senior Vice President of the Company and
                              President, Air Traffic Management since
                              November 2000. Prior thereto, Vice President of Business Development for the Commercial
                              Aviation Services unit of Boeing Commercial
                              Airplanes Group from June 2000. Prior thereto,
                              Vice President and General Manager of 737
                              Programs and General Manager of the Renton, WA production site from October 1998. Prior thereto, Vice President and General Manager of
                              North and South America Sales from February
                              1997. Prior thereto, Vice President and
                              General Manager of the 747X Program from June
                              1996. Prior thereto, Vice President of Boeing
                              Commercial Airplane Group Product Development from December 1994.

Laurette T. Koellner    46    Senior Vice President of the Company and
                              President, Shared Services Group since
                              November 2000. Prior thereto, Vice President and Corporate Controller from March 1999.
                              Prior thereto, Vice President and General
                              Auditor from August 1997. Prior thereto, Vice
                              President of Auditing at McDonnell Douglas
                              Corporation from May 1996. Prior thereto,
                              Division Director of Human Resources at
                              McDonnell Douglas Aerospace Company from May
                              1994.

Name                   Age    Positions and offices held and business experience
================================================================================
Alan R. Mulally         55    Senior Vice President of the Company since
                              February 1997 and President of Boeing
                              Commercial Airplanes Group since September
                              1998. Prior thereto, President of Boeing
                              Information, Space & Defense Systems from
                              August 1997 through August 1998. Prior
                              thereto, President of Boeing Defense & Space
                              Group from January 1997. Prior thereto, Senior
                              Vice President of Airplane Development and
                              Definition, Boeing Commercial Airplane Group from 1994.

James F. Palmer         51    Senior Vice President of the Company and
                              President, Boeing Capital Corporation since
                              November 2000. Prior thereto, Senior Vice
                              President of the Company and President of Shared Services Group since August 1997. Prior thereto, Senior Vice President and Chief
                              Financial Officer of McDonnell Douglas
                              Corporation from July 1995.

Thomas R. Pickering     69    Senior Vice President, International Relations
                              since January 2001. Prior thereto, U.S.
                              Undersecretary of State for Political Affairs from May 1997. Prior thereto, President of the Eurasia Foundation, which makes grants and loans in the states of the former Soviet
                              Union, from December 1996 through April 1997.
                              Prior thereto, U.S. Ambassador to the Russian
                              Federation from May 1993 through November 1996.

Michael M. Sears        53    Senior Vice President and Chief Financial
                              Officer of the Company since May 2000. Prior thereto, Senior Vice President of the Company and President, Military Aircraft and Missiles
                              Systems Group from September 1998. Prior thereto, Executive Vice President of Boeing
                              Information, Space & Defense Systems, and
                              President of McDonnell Aircraft and Missile
                              Systems from August 1997. Prior thereto,
                              President of McDonnell Douglas Aerospace from
                              February 1997. Prior thereto, President of
                              Douglas Aircraft Company from April 1996.

David O. Swain          58    Senior Vice President of Engineering &
                              Technology of the Company and President, Phantom Works since September 1999. Prior thereto, Vice President of Engineering of the Company and Executive Vice President of
                              Phantom Works from 1997. Prior thereto, Vice
                              President and General Manager of Advanced
                              Systems and Technology-Phantom Works,
                              McDonnell Douglas Corporation from 1994.

Name                   Age    Positions and offices held and business experience
================================================================================
John D. Warner          61    Senior Vice President and Chief Administrative
                              Officer of the Company since August 1997.
                              Prior thereto, Senior Vice President from
                              February 1997. Prior thereto, President of
                              Boeing Information and Support Services from 1995.


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

2. Financial Statement Schedules

              Schedule              Description                 Page
              --------   ---------------------------------      ----
                 II      Valuation and Qualifying Accounts       23

The auditors' report with respect to the above-listed financial statement schedule appears on page 22 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.


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

     (3)   Articles of Incorporation and By-Laws.
           (i) Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit
                   (3)(iii) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (ii)     By-Laws, as amended and restated on May 1, 2000.
                   (Exhibit (3)(i) to the Company's Form 10-Q for the quarter ended June 30, 2000.)

     (4) Instruments Defining the Rights of Security Holders, Including Indentures.
           (i) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

    (10)   Material Contracts.
            The Boeing Company Bank Credit Agreements.
           (i) U.S. $1.5 Billion 364-Day Credit Agreement dated as of September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. (Exhibit (10) (i) (Bank Credit Agreements) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
          (ii) U.S. $700 Million Five-Year Credit Agreement dated as of September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. (Exhibit (10) (ii) (Bank Credit Agreements) to the Company's Form 10-Q for the quarter ended September 30, 2000.)

            Management Contracts and Compensatory Plans
         (iii)     1988 Stock Option Plan.
                   (a) Plan, as amended on December 14, 1992. (Exhibit
                       (10)(vii)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
                   (b) Form of Notice of Terms of Stock Option Grant. (Exhibit
                       (10)(vii)(b) of the 1992 Form 10-K.)
          (iv)     1992 Stock Option Plan for Nonemployee Directors.
                   (a) Plan. (Exhibit (19) of the Company's Form 10-Q for
                       the quarter ended March 31, 1992.)
                   (b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

           (v) Supplemental Benefit Plan for Employees of The Boeing Company, as amended on February 22, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended March 31, 1998 (herein referred to as "1st Quarter 1998 Form 10-Q").)
          (vi) Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
         (vii) Deferred Compensation Plan for Employees of The Boeing Company, as amended on February 23, 1998. (Exhibit (10)(ii) to the 1st Quarter 1998 Form 10-Q.)
        (viii) Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
          (ix)     1993 Incentive Stock Plan for Employees.
                   (a) Plan, as amended on December 13, 1993.  (Exhibit
                       (10)(ix)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)
                   (b) Form of Notice of Stock Option Grant.
                       (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the
                           1993 Form 10-K.)
                      (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the
                           1993 Form 10-K.)
           (x) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended March 31, 1997.)
          (xi) 1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)
         (xii) Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.) (a) Amendment No. 1, dated as of June 26, 2000, to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to th Company's Form 10-Q for the quarter ended June 30, 2000.)
        (xiii) Boeing Company Executive Layoff Benefits Plan, as amended on June 28, 1999. (Exhibit (10) to the Company's Form 10-Q for the quarter ended June 30, 1999.)
         (xiv) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
          (xv) The Boeing Company ShareValue Program, as amended on December 20, 1996. (Exhibit (10)(xiii) to the 1996 Form 10-K.)
         (xvi) Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)
        (xvii) 1999 Bonus and Retention Award Plan, as adopted on April 26, 1999. (Exhibit (10)(ii) to the Company's Form 10-Q for the quarter ended June 30, 2000.)
       (xviii) Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. (Exhibit (10)(xxiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)

         (xix) Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. Filed herewith.
          (xx) Restricted Stock Unit Grant Agreement with Allan R. Mulally, dated June 30, 1998. Filed herewith.
         (xxi) Restricted Stock Unit Grant Agreement with Michael M. Sears, effective as of October 18, 1999. Filed herewith.

    (12)   Computation of Ratio of Earnings to Fixed Charges. Page 24.

    (13) Portions of the 2000 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

    (21)   List of Company Subsidiaries. Pages 108-112.

    (23) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 22.

    (99)   Additional Exhibits
           (i) Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)
          (ii) Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
(b)     Reports on Form 8-K filed during quarter ended December 31, 2000:

        No reports on Form 8-K were filed during the quarter covered by this report.

                                 Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

                             THE BOEING COMPANY
                                (Registrant)


By: /s/ Philip M. Condit              By:  /s/ Harry C. Stonecipher
   ----------------------------------    ---------------------------------
   Philip M. Condit - Chairman of the    Harry C. Stonecipher - President,
   Board, Chief Executive Officer        Chief Operating Officer
   and Director                          and Director


By: /s/ Michael M. Sears                By: /s/ James A. Bell
   -----------------------------------     --------------------------------
 Michael M. Sears - Senior Vice            James A. Bell - Vice President
 President and Chief Financial Officer     Finance and Corporate Controller


Date:  February 26, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ John H. Biggs                    /s/ John McDonnell
------------------------             ----------------------------
John H. Biggs - Director             John F. McDonnell - Director


/s/ John E. Bryson
-------------------------            ----------------------------
John E. Bryson - Director            Charles M. Pigott - Director


/s/ Kenneth M. Duberstein            /s/ Lewis E. Platt
--------------------------------     --------------------------
Kenneth M. Duberstein - Director     Lewis E. Platt - Director


/s/ John B. Fery                     /s/ Rozanne L. Ridgeway
-----------------------              -----------------------------
John B. Fery - Director              Rozanne L. Ridgway - Director


/s/ Paul E. Gray                     /s/ John M. Shalikashvili
-----------------------              -------------------------------
Paul E. Gray - Director              John M. Shalikashvili- Director



Date:  February 26, 2001

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Shareholders of The Boeing Company
Seattle, Washington

We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 33-52773, 333-03191,
333-16363, 333-26867, 333-32461, 333-32491, 333-32499, 333-32567, 333-35324,
333-41920, 333-47450, and 333-54234 of The Boeing Company on Form S-8 of our report dated January 26, 2001, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 2000.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company, listed in
Item 14(a) 2 in this Annual Report on Form 10-K for the year ended December 31, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Seattle, Washington

March 9, 2001

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)



                                                        2000     1999     1998
==============================================================================

Balance at January 1                                   $ 322     $289     $233

Charged to costs and expenses                             49      102       61

Transfer from accrued liabilities                                  24

Deductions from reserves (accounts charged off)         (151)     (93)      (5)
                                                       -----     ----     ----
Balance at December 31                                 $ 220     $322     $289
                                                       =====     ====     ====

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges
                     The Boeing Company and Subsidiaries

                            (Dollars in millions)


                                          Year ended December 31,
-----------------------------------------------------------------------------
                                     2000     1999     1998     1997     1996
                                     ====     ====     ====     ====     ====
Earnings before
 federal taxes on income           $2,999   $3,324   $1,397    $(341)  $2,480

Fixed charges excluding
 capitalized interest                 481      483      507      552      463

Amortization of previously
 capitalized interest                  71       80       75       97       80

Net adjustment for
 earnings of affiliates               (44)      (8)     (18)       4       (1)
                                   ------   ------   ------    -----   ------
Earnings available for
 fixed charges                     $3,507   $3,879   $1,961    $ 312   $3,022
                                   ======   ======   ======    =====   ======





Fixed charges:

  Interest expense                   $445     $431     $453     $513     $393

  Interest capitalized during
   the period                          82       81       65       61       58

  Rentals deemed
   representative of an
   interest factor                     36       52       54       39       70
                                     ----     ----     ----     ----     ----
Total fixed charges                  $563     $564     $572     $613     $521
                                     ====     ====     ====     ====     ====

Ratio of earnings to fixed
 charges                              6.2      6.9      3.4       .5      5.8
                                      ===      ===      ===       ==      ===

                EXHIBITS FILED WITH THIS REPORT ON FROM 10-K
                        Commission File Number 1-442

                             THE BOEING COMPANY
                                Exhibit Index

                                                                Annual
                                                                Report
                                                                  to
                                                                Share-     Form
                                                                holders    10-K
Exhibit         Description                                      Page      Page
-------------------------------------------------------------------------------
(10) (xix)      Restricted Stock Unit Grant Agreement with
                 James F. Albaugh, dated December 7, 1999.                  101

      (xx)      Restricted Stock Unit Grant Agreement with
                 Allan R. Mulally, dated June 30, 1998.                     103

     (xxi)      Restricted Stock Unit Grant Agreement with
                 Michael M. Sears, effective as of October 18, 1999.        105

(12)            Computation of Ratio of Earnings to Fixed
                 Charges                                                     24

(13)            Portions of the 2000 Annual Report to
                 Shareholders incorporated by reference
                 in Part I and Part II                                       26

                  Market for registrant's Common Equity and
                   related Stockholder Matters                    106        99
                  Management's Discussion and Analysis of
                   Financial Position and Results of Operations    57        26
                  Consolidated Statements of Operations            75        58
                  Consolidated Statements of Financial Position    76        59
                  Consolidated Statements of Cash Flows            77        60
                  Consolidated Statements of Shareholders' Equity  78        61
                  Notes to Consolidated Financial Statements       80        67
                  Independent Auditor's Report                     97        96
                  Supplementary Data Regarding Quarterly
                   Financial Data                                  96        95
                  Selected Financial Data
                   Five-Year Summary                               98        97

(21)            List of Subsidiaries                                        107

(23)            Independent Auditors; Consent and Report on
                 Financial Statement Schedule for use in
                 connection with filings of Form S-8 under
                 the Securites Act of 1933.                                  22

                Appendix of graphic and image material
                 pursuant to Rule 304(a) of regulation S-T                  112

                                Exhibit (13)
             Portions of the 2000 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
     RESULTS OF OPERATIONS, FINANCIAL CONDITION AND BUSINESS ENVIRONMENT

RESULTS OF OPERATIONS
---------------------

REVENUES

Operating revenues for 2000 were $51.3 billion compared with $58.0 billion in 1999 and $56.2 billion in 1998. The lower revenues for 2000 principally reflect decreased deliveries in the Commercial Airplanes segment, but also reflect an increase in Space and Communications segment revenues of $1.2 billion to $8.0 billion in 2000. The higher revenues in 1999 relative to 1998 principally reflect increased deliveries in the Commercial Airplanes segment.

Revenues by industry segment:
[Graphic and image material item Number 1
See appendix on page 112 for description]
-------------------------------------------------------------------------------
|         Forward-Looking Information Is Subject to Risk and Uncertainty      |
|                                                                             |
| Certain statements in this report contain "forward-looking" information that|
| involves risk and uncertainty, including projections for deliveries,        |
| launches, revenues, earnings, operating margins, research and development, | | project completion growth in the integrated defense system sector and NMD | | LSI,increases in net periodic benefit income and net periodic benefit costs,| | increases in employee health care costs, the 717 program, the Delta III | | program, growth in passenger traffic, the commercial aircraft market, the | | commercial aviation support market, increases in Military research and | | development and procurement, the aerospace support market, passenger revenue|
| yields, increases in energy costs, fuel costs, long-term productivity       |
| improvements, environmental contingencies and other trend projections. This | | forward-looking information is based upon a number of assumptions including | | assumptions regarding global economic, passenger and freight growth; current| | and future markets for the Company's products and services; demand for the | | Company's products and services; performance of internal plans, including, | | without limitation, plans for productivity gains, reductions in cycle time |
| and improvements in design processes, production processes and asset        |
| utilization; product performance; customer financing; customer, supplier and| | subcontractor performance; customer model selections; favorable outcomes of | | certain pending sales campaigns and U.S. and foreign government procurement |
| actions; supplier contract negotiations; price escalation; government       |
| policies and actions; successful negotiation of contracts with the Company's| | labor unions; regulatory approvals; and successful execution of acquisition |
| and divestiture plans. Actual future results and trends may differ          |
| materially depending on a variety of factors, including the Company's       |
| successful execution of internal performance plans, including continued     |
| research and development, production rate increases and decreases,          |
| production system initiatives, timing of product deliveries and launches, | | supplier contract negotiations, asset management plans, acquisition and | | divestiture plans, procurement plans, and other cost-reduction efforts; the | | actual outcomes of certain pending sales campaigns and U.S. and foreign | | government procurement activities; acceptance of new products and services; | | product performance risks; the cyclical nature of some of the Company's |

| businesses; volatility of the market for certain products and services; | | domestic and international competition in the defense, space and commercial |
| areas; continued integration of acquired businesses; uncertainties          |
| associated with regulatory certifications of the Company's commercial       |
| aircraft by the U.S. Government and foreign governments; other regulatory | | uncertainties; collective bargaining labor disputes; performance issues with| | key suppliers, subcontractors and customers; governmental export and import | | policies; factors that result in significant and prolonged disruption to air| | travel worldwide; global trade policies; worldwide political stability; | | domestic and international economic conditions; price escalation trends; the| | outcome of political and legal processes, including uncertainty regarding | | government funding of certain programs; changing priorities or reductions in|
| the U.S. Government or foreign government defense and space budgets;        |
| termination of government contracts due to unilateral government action or | | failure to perform; legal, financial and governmental risks related to | | international transactions; legal proceedings; and other economic, political| | and technological risks and uncertainties. Additional information regarding| | these factors is contained in the Company's SEC filings, including, without | | limitation, the Company's Annual Report on Form 10-K for the year ended 1999|
| and the Company's Quarterly Report on Form 10-Q for the quarter ended       |
| September 30, 2000.                                                         |
-------------------------------------------------------------------------------

Commercial Airplanes
Commercial Airplanes products and services accounted for 61%, 66% and 66% of total operating revenues for the years 2000, 1999 and 1998, respectively.

Total commercial jet aircraft deliveries by model, including deliveries under operating lease, which are identified by the number in parentheses, were as follows:

                           2000      1999      1998
---------------------------------------------------
        717                  32(23)    12(2)      -
        737 Classic           2        42       116(6)
        737 NG              279       278       165
        747                  25        47        53(3)
        757                  45        67        54
        767                  44        44(1)     47
        777                  55        83        74
        MD-80                 -        26(21)     8(4)
        MD-90                 3        13        34
        MD-11                 4         8        12(2)
---------------------------------------------------
	  Total               489       620       563
===================================================


Deliveries in 2000 include intercompany deliveries of four 737 NG aircraft and one ABL 747, and 1998 intercompany deliveries include four 757 aircraft.

Final deliveries of the MD-80 aircraft program occurred in 1999, and final deliveries of the 737 Classic and MD-90 aircraft programs occurred in 2000. Production of the MD-11 aircraft program completed in 2000, with final deliveries completed in early 2001. The first 717 delivery occurred in the third quarter of 1999. The 737-900 derivative was completed in 2000 and first delivery is scheduled for 2001.

Total commercial aircraft deliveries for 2001 are currently projected to be approximately 530 aircraft. Based on current plans, Commercial Airplanes revenue is projected to be in the $35 billion range. Total commercial aircraft deliveries for 2002 are currently projected to approximate total deliveries for 2001. Commercial aircraft transportation trends are discussed in the Commercial Airplanes Business Environment and Trends section on pages 45-48.

Commercial Airplanes sales by geographic region:
[Graphic and image material item Number 2
See appendix on page 112 for description]


Military Aircraft and Missiles
Military Aircraft and Missiles segment revenues were $12.2 billion in both 2000 and 1999 and $13.0 billion in 1998. The Military Aircraft and Missiles business segment is broadly diversified, and no program other than the C-17 transport program and the F/A-18E/F Super Hornet accounted for more than 8% of total 1999-2000 segment revenues. Revenues include amounts attributable to production programs and amounts recognized on a cost-reimbursement basis for developmental programs such as the F-22 Raptor and V-22 Osprey. The principal contributors to 2000 Military Aircraft and Missiles segment revenues included the C-17 Globemaster, F/A-18E/F Super Hornet, F/A-18C/D Hornet, AH-64 Apache, F-22 Raptor, F-15 Eagle, V-22 Osprey, and CH-47 Chinook programs, along with aerospace support programs.

Deliveries of selected production units were as follows:

                           2000      1999      1998
---------------------------------------------------
        C-17                 13        11        10
        F-15                  5        35        39
        F/A-18C/D            16        25        29
        F/A-18E/F            26        13         1
        T-45TS               16        12        16
        CH-47 Chinook         7        14        18
        757 C-32A             -         -         4
        AH-64 Apache          8        11         5

Military Aircraft and Missiles segment revenues for 2001 are projected to be in the $12 billion range. Segment business trends are discussed in the Military Aircraft and Missiles Business Environment and Trends section on pages 48-49.

Space and Communications
Space and Communications segment revenues were $8.0 billion in 2000, compared with $6.8 billion in 1999 and $6.9 billion in 1998. The segment is broadly diversified. The principal contributors to 2000 Space and Communications segment revenues included National Missile Defense Lead System Integrator (NMD
LSI) and the International Space Station, each accounting for approximately 15% of 2000 revenues. Other principal contributors included satellite system programs, principally from the Hughes space and communications businesses acquired from Hughes and renamed Boeing Satellite Systems (BSS), Space Shuttle Flight Operations and Main Engine, E-3 AWACS (Airborne Warning and Control System) updates, Delta space launch services, and classified projects for the U.S. Government.

Deliveries of selected production units were as follows:

                           2000      1999      1998
---------------------------------------------------
        767 AWACS             -         2         2
        Delta II             10        11        13
        Delta III             -         1         1
        BSS Satellites        5         -         -

Space and Communications segment revenues for 2001 are projected to be in the $10 billion range, including a full year of revenues for Boeing Satellite Systems. Growth will continue in the Integrated Defense System sector, as well as the NMD LSI program. Segment business trends are discussed in the Space and Communications Business Environment and Trends section on page 50.

Customer and Commercial Financing/Other
Operating revenues in the Customer and Commercial Financing/Other segment were $758 million in 2000, compared with $771 million in 1999 and $612 million in 1998. The major revenue components include commercial aircraft financing and commercial equipment leasing.

Additional information about revenues and earnings contributions by business segment is presented on pages 56-57 .

                                 . . . . . .

Based on current schedules and plans, the Company projects total 2001 revenues to be approximately $57 billion.

EARNINGS

Net earnings:
[Graphic and image material item Number 3
See appendix on page 112 for description]

Net earnings of $2,128 million for 2000 were $181 million lower than 1999 earnings. Net earnings in 2000 were significantly impacted by $557 million expensed as in-process research and development ($348 million after tax) attributable to the Company's acquisitions in 2000, principally to the acquisition of the Hughes space and communications businesses, which became Boeing Satellite Systems. Net earnings also reflected significant improvement in Commercial Airplanes margins resulting from continued production efficiencies.

In 2000, other income included $73 million of interest income attributable to federal income tax audit settlements, and a $42 million gain on the sale of a long-held equity investment. Share-based plan expense in 2000 included $58 million attributable to compensation arrangements extended to employees of Boeing Satellite Systems who had been covered under various compensation arrangements prior to the acquisition. Also, the Company recognized in the fourth quarter of 2000 an actuarial expense of $38 million attributable to a pension curtailment associated with employees of the St. Louis fabrication operations that were sold in January 2001.

Net earnings of $2,309 million for 1999 were $1,189 million higher than 1998 earnings primarily due to higher earnings from operations that are discussed in the following paragraphs. Increased operating earnings resulted principally from higher Commercial Airplanes segment margins that reflect improved production efficiencies, as well as earnings from increased Commercial Airplanes revenue ($38.5 billion in 1999 versus $37.0 billion in 1998). A $350 million pretax forward loss ($218 million after tax) recognized on the Next-Generation 737 program also adversely impacted operating earnings for 1998. Additionally, research and development companywide decreased by $554 million to $1,341 million in 1999. Net gain on dispositions for 1999 of $87 million compares with $13 million in 1998 and principally reflect the $95 million gain on the sale of Boeing Information Systems. Offsetting these increases in 1999 net earnings relative to 1998 were charges in 1999 of $270 million ($169 million after tax) associated with the F-15 program.

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

The net amount recognized in the statement of financial position relative to pensions includes approximately $10.7 billion of unrecognized net actuarial gains. The Company projects that in the near term, net periodic pension benefit income will be significantly increased, and that the 2001 net periodic pension benefit income will be more than $400 million greater than the $428 million recognized in 2000. Additionally, net periodic benefit costs attributable to other postretirement benefits are also projected to increase substantially in the near term. Not all net periodic benefit income or expense is recognized in net earnings in the year incurred since these costs are principally allocated to production as product costs, and a portion remains in inventory at the end of a reported period.

The Company has recently experienced rising employee health care costs, and these costs are projected to increase in the near term, similar to health care costs associated with retirees.

Operating results trends are not significantly influenced by the effect of changing prices since most of the Company's business is performed under contract.

OPERATING EARNINGS

Commercial Airplanes
The 2000 Commercial Airplanes segment earnings of $2,736 million (based on the cost of specific airplane units delivered - see discussion under Segment Information on page 53) resulted in an earnings from operations margin of 8.8%, or 10.8% exclusive of research and development expense and in-process research and development expense. The 1999 Commercial Airplanes segment earnings of $2,082 million resulted in an earnings from operations margin of 5.4%, or 6.9% exclusive of research and development expense. The increased earnings and margins for 2000 were principally due to continued improvement in the production process.

Customer advance payments prior to delivery may be delayed or contractually deferred from a baseline schedule, resulting in the recognition of interest income. Beginning in 2000, revenues resulting from deferred customer advances were identified to the Commercial Airplanes segment, and had previously been identified to the Customer and Commercial Financing/Other segment. These revenues totaled $83 million in 2000, and $66 million and $118 million were reclassified to the Commercial Airplanes segment for 1999 and 1998.

The Commercial Airplanes segment loss of $148 million in 1998 compares with earnings of $2,082 million in 1999. The increased earnings and margins for 1999 were principally due to substantially improved production performance across the segment. Margins on the Next-Generation 737 and 777 programs reflected significant learning curve improvement and unit cost performance. Additionally, Commercial Airplanes segment research and development decreased by $436 million to $585 million in 1999.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP), reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 1. Commercial Airplanes segment earnings under GAAP, and including intercompany transactions, were $2,099 million for 2000, $1,778 million for 1999 and $366 for 1998, and comparable margins were 6.7%, 4.6% and 1.0% (or 8.7%, 6.1% and 3.7% excluding R&D) for 2000, 1999 and 1998, respectively.

The improving GAAP margins over this period reflect improved unit costs over the accounting quantity, along with the impact of additional units within the accounting quantity for the Next-Generation 737 and the 777. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. The increase of the accounting quantity for a new program generally results in improved margins. The Next-Generation 737 program accounting quantity was 400 units at the beginning of 1998 (a pretax forward loss of $350 million was recognized in first quarter 1998), 800 units at the end of 1998, 1,200 units at the end of 1999 and 1,650 units at the end of 2000. The 777 accounting quantity was 500 at the end of 1998 and 1999 and 600 at the end of 2000. Improved margins from 1999 to 2000 also reflect an increase in estimated revenue for airplanes within the program accounting quantities.

In 1999, the Company delivered the initial units of the 717 program, and 44 units have cumulatively been delivered as of year-end 2000. The 717 program is accounted for under the program method of accounting described in Note 1 to the consolidated financial statements. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs. The Company has significant exposures related to the 717 program, principally attributable to pricing pressures and the slow buildup of firm orders. Current firm contracts for the 717 program include a contract for 50 airplanes with Trans World Airlines (TWA), of which 15 have been delivered. On January 10, 2001, TWA and certain of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. TWA also filed a motion seeking the court's approval of an asset purchase agreement with American Airlines, Inc., a subsidiary of AMR Corporation, pursuant to section 363 of the bankruptcy code. TWA has received $200 million in Debtor in Possession financing from American. This financing is intended to enable TWA's continued operation during the transition period. The sale of TWA's assets to American Airlines, Inc., is subject to better offers as a result of a bidding process, plus Bankruptcy Court approval. It is unclear if

TWA or any successor company will commit to the delivery of the remaining 717 aircraft. The Company currently believes that these units can be placed with other potential customers, if necessary. See also the discussion in the Customer and Commercial Financing/Other section regarding additional exposure relating to TWA.

The Company projects significant market opportunities for the commercial aviation support market over the next two decades. Factors contributing to the need for aviation support include deregulation, privatization and globalization, which have increased competition and forced airlines to operate more efficiently. The Company will focus on total life-cycle opportunities, which include airplane servicing and maintenance, and airport and route infrastructure services.

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures and increased lower-fare personal travel have combined to cause a long-term downward trend in passenger revenue yields worldwide (measured in real terms). Market liberalization within Europe has enabled low-cost airlines to enter the market. These airlines increase the downward pressure on airfares, similar to the competitive environment in the United States. Airfares between Asia and the United States are among the lowest yield (airfare divided by revenue passenger miles) of any in the world. These factors result in continued price pressure on the Company's products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Military Aircraft and Missiles
Military Aircraft and Missiles segment operating earnings for 2000 and 1999 were $1,271 million and $1,193 million. The segment operating margins were 10.4% and 9.8% for 2000 and 1999. The 2000 operating results reflect strong profits on major production programs. These programs include the C-17 Globemaster, F/A-18E/F Super Hornet, F/A-18C/D Hornet, T-45 Goshawk Training System, AV-8B Harrier, and the Harpoon missile. The 1999 operating results included a favorable contract settlement amounting to $55 million and pretax charges of $270 million associated with the F-15 program. A significant percentage of Military Aircraft and Missiles segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, Joint Strike Fighter, V-22 Osprey tiltrotor aircraft, and the RAH-66 Comanche helicopter. The F-22 Raptor and V-22 programs are currently transitioning to low-rate initial production.

Space and Communications
Space and Communications segment operating earnings for 2000 and 1999, were $260 million and $320 million, prior to non-recurring items.
Operating margins were 3.2% and 4.7% for 2000 and 1999. The 2000 operating results included a non-recurring pretax charge of $500 million associated with the in-process research and development from the acquisitions of Hughes space and communications businesses, along with $78 million in costs associated with a Delta III demonstration launch in August 2000. Operating results for 1999 included a pretax gain of $95 million related to the sale of Boeing Information Systems to Science Applications International Corporation in July 1999.

The segment operating margins were reduced by significant company investments in the development of new products, in particular, the Delta IV launch vehicle and the aircraft internet data service known as Connexion by BoeingSM. Earnings were also impacted by the amortization of goodwill and acquired intangibles of $28 million, principally associated with the acquisition of Boeing Satellite Systems. 2001 operating earnings will continue to be impacted by new product development expenses but to a lesser degree than prior years primarily due to the transition of development products into production. Connexion by BoeingSM product line was realigned and will begin performance reporting separately in 2001. Operating results for 1999 included favorable contract settlements. Program margins for the Space and Communications segment, excluding non-recurring items, contract settlement in 1999 and research and development, were 10.8% in 2000 and 11.2% in 1999. Margins are expected to increase in 2001 as development programs move closer to entering the operational phase.

Softening of the commercial launch market continued in 2000. As previously mentioned, a Delta III demonstration launch was completed at company expense in August, marking a successful return to flight and proving system reliability. The Company continues to have risk related to work in process inventory and supplier commitments for the Delta III program, and these risk assessments remain closely monitored. The next Delta III launch is anticipated for 2002.

The Sea Launch program in which Boeing is a 40% partner with RSC Energia
(25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) of Ukraine also had a successful return to flight in July 2000. The venture incurred losses in 2000 due to the termination of an ICO launch early in the year and expenses related to initial operations. Space and Communications segment operating earnings include losses of $26 million and $57 million for 2000 and 1999 attributable to the Sea Launch venture. The Company has ongoing operational and financial exposure due to the Sea Launch venture, and the financial exposure principally results from company guarantees extended on partnership loans. The Company's maximum exposure to credit-related losses associated with credit guarantees, disclosed in Note 20 to the Consolidated Financial Statements, includes $373 million attributable to Sea Launch. The Company projects that the Sea Launch joint venture will require additional infusions from the partners during 2001. This is expected to result in additional cash requirements and/or loan guarantees imposed on the Company.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. The joint venture operations are not included in the Company's consolidated statements; however, the Company's proportionate share of joint venture earnings is recognized as income. The segment's operating earnings include earnings of $60 million and $48 million for 2000 and 1999 attributable to United Space Alliance.

Customer and Commercial Financing/Other
Operating earnings for the Customer and Commercial Financing/Other segment were $494 million in 2000, $426 million in 1999, and $249 million in 1998, exclusive of interest expense. The increase in earnings during the period occurred principally because of significant provisions for losses and write-downs of equipment under operating lease in 1998 and 1999. The increase in operating earnings from 1998 to 1999 also reflects an increase in segment revenue of $159 million.

Included in this segment's assets is $1,459 million of customer financing with Trans World Airlines (TWA), principally aircraft under operating lease. TWA has undergone bankruptcy proceedings, as previously discussed in the Commercial

Airplanes Operating Earnings section. Based upon the underlying collateral position in these assets, the Company believes that the ultimate outcome of the TWA proceedings will not have a material impact on the Customer and Commercial Financing/Other segment financial position or results of operations.

RESEARCH AND DEVELOPMENT
Research and development expenditures charged directly to earnings include design, developmental and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic research and development, including amounts allocable as overhead costs on U.S. Government contracts.

Research and development expense:
[Graphic and image material item Number 4
See appendix on page 113 for description]

In 2000, total research and development was $1,998 million, compared with $1,341 million in 1999 and $1,895 million in 1998. The amount expensed in 2000 included $557 million attributable to in-process research and development (IPR&D) discussed below.

Excluding IPR&D, research and development increased $100 million in 2000, principally due to increases from the Space and Communications segment. In 1999, research and development declined in each operating group relative to 1998. The most significant decline in 1999 was attributable to the Commercial Airplanes segment and related to the timing of major commercial aircraft developmental programs.

Commercial Airplanes
Commercial Airplanes research and development expense in 2000 was essentially unchanged from 1999, but reflected reduced spending attributable to the 767-400ER and 717 programs, and increased spending attributable to the development of two longer-range 777 models.

The principal commercial aircraft developmental programs during the 1998-
2000 period were the 767-400ER, the Next-Generation 737 family, the 717 program, the 757-300 derivative, and the 777-300 wide-body twinjet derivative.

The initial delivery of the 767-400ER, a stretched version of 767-300ER, occurred in the third quarter of 2000. Certification and first deliveries of the 737-700, the first of four new 737 derivative models, occurred in December 1997. Certification and first delivery of the 737-800 and 737-600 occurred in 1998. The 737-900, the longest member of the Next-Generation 737 family, received its first order in late 1997, with first delivery scheduled for 2001. First delivery of the 717 occurred in September 1999. First delivery of the 757-300, a stretched derivative of the 757-200, occurred in March 1999. First delivery of the increased-capacity 777-300 derivative occurred in May 1998. The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.
[Graphic and image material item Number 5
See appendix on page 113 for description]

Military Aircraft and Missiles
The Military Aircraft and Missiles segment continues to pursue business opportunities where it can use its customer knowledge, technical strength and large-scale integration capabilities. The segment's level of research and development expenditures is consistent with this approach, and reflects the recent business environment, which has presented few major new-start opportunities. Current research and development activities are focused on winning the Joint Strike Fighter engineering, manufacturing and development contract. Other research and development efforts include upgrade and technology insertions to enhance the capability and competitiveness of current product lines, as well as exploration of new markets such as unmanned air vehicles (UAVs).

Space and Communications
There continued to be significant investment in development programs at the Space and Communications segment in 2000. Research and development expenditures supported the development of the Delta IV launch vehicle, the new 737-based airborne early warning and control aircraft, and the aircraft internet-based data service Connexion by BoeingSM. Delta IV development expense has been reduced by the U.S. Government's participation in developing the Evolved Expendable Launch Vehicle (EELV).

IN-PROCESS RESEARCH AND DEVELOPMENT

The fair value amount of $500 million of in-process research and development (IPR&D) attributed to the Hughes acquisition discussed below was determined by an independent valuation using the income approach.

Thirteen projects were included in the valuation, of which the principal projects were based on the following: technologies associated with high-efficiency solar cells and satellite battery technology ($189 million), phased array and digital processing technology to provide high-speed broadband service ($89 million), and xenon-ion systems for satellite engine propulsion ($82 million). The fair value of identifiable intangibles was also determined by an independent valuation primarily using the income approach. The following risk-adjusted discount rates were used to discount the project cash flows: solar cells and satellite battery technology, 17%; phased array and digital processing technology to provide high-speed broadband service, 18%; xenon-ion systems for satellite engine propulsion, 18%; all other projects, 18.2% weighted average. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 31% to 92% complete as of the valuation date, with specific percentages complete by project as follows: solar cells and satellite battery technology, 49%; phased array and digital processing technology, 87%; xenon-ion systems for satellite engine propulsion, 82%. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed between 2001 and 2003. The estimated cost to complete the projects is $80 million.

The discount rates stated previously are higher than the Company's weighted average cost of capital due to the inherent uncertainties in the estimates described previously, including the uncertainty surrounding the successful completion of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of the timing of the related product introduction and then-existing competing products. If these projects are not successfully developed, the future revenue and profitability of Boeing Satellite Systems may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

The fair value amount of $45 million of in-process research and development (IPR&D) attributed to the acquisition of Jeppesen Sanderson Inc., was determined by an independent valuation. The acquired in-process research and development technology consists primarily of three software projects that will work together to store information and extract it for use in various products sold by Jeppesen. The technology will allow the manufacture of end user aeronautical information both backwards and forwards in time, and will allow the extraction of the information on a near real-time basis. Furthermore, the technology will allow the creation of packages of aeronautical information derived from a single source of database information, which can be tailored to individual customers or can be packaged as a new product. These database and extraction capabilities are required in developing new and enhanced charting and mapping products for customers worldwide. These acquired in-process research and development projects are expected to be complete by mid-2001; however, full range and production of the technology is anticipated in the first quarter of 2002. The technology, once completed, can only be used for its specific and intended purpose and as such no alternative future uses exist.
The valuation methodology was determined using the income approach, and a risk-adjusted discount rate of 15% was used to discount the project cash flow. As of the date of the acquisition, Jeppesen had incurred approximately $14 million in costs related to IPR&D projects. The estimated cost to complete the projects is $7 million.

Other acquisitions resulting in the recognition of IPR&D during 2000 using a similar income approach included Continental Graphics Corp. ($7 million IPR&D) and Autometric, Inc. ($5 million IPR&D).

Total Company research and development expenditures for 2001 will be influenced by the timing of commercial aircraft derivative programs and commercial space and communication activities. Based on current programs and plans, research and development expense for 2001 is expected to be in the range of 3.0% to 3.5% of total revenues. Research and development activities are further discussed in the Strategic Investments for Long-Term Value section on page 51.

INCOME TAXES

The 2000 effective income tax rate of 29.0% varies from the federal statutory tax rate of 35%, principally due to Foreign Sales Corporation (FSC) tax benefits of $291 million. Offsetting this benefit are state income taxes and the non-deductibility of certain goodwill, principally the goodwill acquired by the acquisition of the aerospace and defense units from Rockwell International Corporation in 1996.

The 1999 effective income tax rate of 30.5% varies from the federal statutory tax rate for the same reasons that apply to the 2000 rate. The relatively smaller reduction from the statutory rate in 1999 relative to 2000 results principally from lower FSC tax benefits in 1999 ($230 million) and the application of net tax credits to a larger pretax earnings amount ($3.3 billion in 1999 compared with $3.0 billion in 2000).

The 1998 effective income tax rate of 19.8% reflects the settlement of prior years' defense-related partnership research and development tax credits of $57 million, as well as FSC tax benefits of $130 million. These credits resulted in a lower effective tax rate in 1998 since they were applied to a significantly smaller pretax earnings amount ($1.4 billion in 1998 compared with $3.3 billion in 1999).

In response to an adverse World Trade Organization (WTO) finding relative to the U.S. FSC tax provisions, the U.S. repealed FSC and enacted replacement legislation (Extraterritorial Income Exclusion Act of 2000). The European Union has filed a WTO challenge to the new law. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.

Additional information relating to income taxes is found in Note 13 to the Consolidated Financial Statements on pages 77-79.

ACQUISITIONS

Hughes Space and Communications Businesses
On October 6, 2000, the Company acquired the Hughes space and communications and related businesses for $3,849 million in cash. These businesses were renamed Boeing Satellite Systems. The acquisition was accounted for as a purchase. The preliminary purchase price allocation resulted in the following:
$500 million charged to earnings for the fair value of acquired in-process research and development (IPR&D) that had not reached technological feasibility and had no future alternative use; $489 million for developed technology; $142 million for assembled workforce; $740 million for goodwill; $626 million for a prepaid pension asset, primarily from an overfunded pension plan; and $118 million for liabilities attributable to other postemployment benefit obligations acquired. Boeing Satellite Systems is a satellite-based communications company with approximately 9,000 employees in Southern California.

Jeppesen Sanderson Inc.
On October 4, 2000, the Company acquired Jeppesen Sanderson Inc. for $1,524 million in cash. The acquisition was accounted for as a purchase. The preliminary purchase price allocation resulted in the following: $45 million for IPR&D, $772 million for goodwill, $308 million for product know-how, $205 million for trade name, $91 million for customer lists, and $59 million for other acquired intangibles. Jeppesen Sanderson Inc. is a supplier of flight information services.

Other Acquisitions
The principal other acquisitions during 2000 included Autometric, Inc., a geospatial information technology company, and Continental Graphics Corp., a provider of technical information to the aviation industry. These acquisitions were accounted for as a purchase. Autometric, Inc. was acquired for $119 million in cash. The preliminary purchase price allocation resulted in $5 million expensed as IPR&D and $58 million recorded as goodwill.

Continental Graphics Corp. was acquired for $183 million in cash. The preliminary purchase price allocation resulted in the following: $7 million for IPR&D, $62 million for data repository, $49 million for goodwill, and $18 million for assembled workforce.

Boeing Satellite Systems and Autometric, Inc., will be accounted for as part of the Space and Communications segment. Jeppesen Sanderson Inc., and Continental Graphics Corp. will be accounted for as part of the Commercial Airplanes segment.

LABOR NEGOTIATIONS AND WORKFORCE LEVELS

As of December 31, 2000, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM), representing 26% of employees (current agreements expiring May 2001, September 2002, and October 2002); the Society of Professional Engineering Employees in Aerospace (SPEEA), representing 13% of employees (current agreements will expire in December 2002 and a contract with a new unit is now under negotiation); the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), representing 5% of employees (current agreements expiring September 2002, May 2003, and April 2004 ); and Southern California Professional Engineering Association (SCPEA), representing 3% of employees (current agreement expiring March 2001).

The Company made several acquisitions during the past year. The largest acquisition involved the purchase of the Hughes space and communications businesses. That acquisition was completed in October 2000 and added approximately 9,000 employees to Boeing's workforce. The Company's workforce level was 198,000 at December 31, 2000.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITES

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that the statement of financial position reflect the current market price of derivatives. With the adoption of SFAS No. 133, the Company recognized a transition gain of $1 million after tax, and an adjustment to accumulated other comprehensive income of a loss of $11 million after tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup, cyclical growth and expansion requirements, customer financing assistance, the timing of federal income tax payments, the Company's stock repurchase plan, and potential acquisitions.

CASH FLOW SUMMARY

Following is a summary of Company cash flows based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 60 that are prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements. Free cash flow is defined as cash flow from operations less change in short-term investments, reduced by facilities and equipment expenditures.

(Dollars in billions)                   2000     1999     1998
--------------------------------------------------------------
Net earnings                           $ 2.1    $ 2.3    $ 1.1
Non-cash charges to earnings (a)         2.6      1.8      1.8
Change in gross inventory (b)            1.6      5.6      1.5
Change in customer advances (c)         (0.5)    (3.6)    (0.8)
Net changes in receivables, liabilities
 and deferred income taxes (d)           0.4      0.2     (1.3)
Facilities and equipment expenditures   (0.9)    (1.2)    (1.7)
Pension income (expense)
 variance to funding                    (0.4)    (0.3)    (0.2)
--------------------------------------------------------------
Free cash flow                           4.9      4.8      0.4
Proceeds from dispositions (e)           0.2      0.4
Change in customer and
 commercial financing (f)               (1.1)    (0.6)    (1.2)
Acquisitions, net of cash acquired      (5.7)
Change in debt (g)                       2.0     (0.2)     0.1
Net shares acquired, other (h)          (2.3)    (2.9)    (1.3)
Cash dividends                          (0.5)    (0.5)    (0.6)
--------------------------------------------------------------
Increase (decrease) in cash
 and short-term investments            $(2.5)   $ 1.0    $(2.6)
==============================================================
Cash and short-term
 investments at end of year            $ 1.0    $ 3.5    $ 2.5
==============================================================

(a) Non-cash charges to earnings as presented here consist of depreciation, in-process research and development, amortization, retiree health care accruals, customer and commercial financing valuation provision and share-based plans expense. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The share-based plans do not impact current or future cash flow, except for the associated positive cash flow tax implications. Share-based plans expense is projected to increase in the near term as additional annual Performance Share grants are made. See Note 18 to the Consolidated Financial Statements.

(b) Next-Generation 737 program inventory increased substantially during 1998 and 1999. Inventory balances on the 747, 757 and 767 commercial jet programs increased in 1998 due to increased production rates, but the 737 Classic inventory decreased in 1998. The 777 program inventory also decreased in 1998, principally due to reduction of unamortized tooling and deferred production costs. The decrease in inventory in 1999 resulted principally from decreased production rates on the 777 and 747 programs and improved inventory cycle time. The decrease in inventory in 2000 also resulted from decreased production rates and improved inventory turns.

(c) The changes in commercial customer advances during 1998, 1999 and 2000 were broadly distributed among the commercial jet programs, and generally correspond to orders and production rate levels. With regard to the Aircraft and Missiles segment and Space and Communications segment activity, the ratio of progress billings to gross inventory did not significantly change during this period.

(d) The total change in receivables, liabilities, deferred income taxes and other resulted in a net asset increase of $0.7 billion for the three-year period presented. The net increase in cash attributable to changes in income taxes payable and deferred was $1.0 billion. Excluding potential tax settlements discussed in Note 13 to the consolidated financial statements, federal income tax payments in 2001 are projected to substantially exceed income tax expense due to completion of contracts executed under prior tax regulations. The Company projects that the Sea Launch joint venture will require additional infusions from the partners during 2001. This is expected to result in additional cash requirements and-or loan guarantees imposed on the Company.

(e) Proceeds from dispositions include receipts from the sale of subsidiaries and the sale of real property. Included in the proceeds for 1999 are receipts of approximately $162 million related to the sale of Boeing Information Systems.

(f) The changes in customer financing balances have been largely driven by commercial aircraft market conditions. Over the three-year period 1998-2000, the Company generated $4.6 billion of cash from principal repayments and by selling customer financing receivables and operating lease assets. Over the same period, additions to customer financing amounted to $7.7 billion. As of December 31, 2000, the Company had outstanding commitments of approximately $6.0 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2005. Not all these commitments are likely to be used; however, a significant portion of these commitments is with parties with relatively low credit ratings. See
        Note 21 to the consolidated financial statements concerning concentration of credit risk. Outstanding loans and commitments are primarily secured by the underlying aircraft.

(g) Debt maturity during this three-year period included $200 million in 2000, $650 million in 1999, and $300 million in 1998, and $300 million was added in 1998 with maturity in 2038. Additionally, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, issued $2.0 billion of debt in 2000, $400 million of debt in 1999 and $511 million in 1998. The significant BCC debt issuance in 2000 was performed in conjunction with the transfer of a significant portion of the Company's customer financing assets to BCC.

(h) In the third quarter of 1998, the Company announced a share repurchase program to buy up to 15% of the Company's outstanding shares of common stock. The Company repurchased 35.2 million shares of stock for $1.3 billion in 1998, 68.9 million shares for $2.9 billion in 1999, and 41.8 million shares for $2.4 billion in 2000, which completed the share repurchase program. In the fourth quarter of 2000, the Company authorized an additional share repurchase program for up to 85 million additional shares.

CAPITAL RESOURCES

The Company has long-term debt obligations of $7.6 billion, which are unsecured. Approximately $538 million mature in 2001, and the balance has an average maturity of 12.7 years. Excluding Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at

30% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 44% of total shareholders' equity plus debt. The Company has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused. The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2000, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2000, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200 million, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Trial on all issues now is set for May 1, 2001. Final resolution of the A-12 litigation will depend on the outcome of such trial and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 , through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997, and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action now is set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation
(MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. (The indictment has since been dismissed as against that employee but his dismissal is the subject of a pending appeal by the government to the U.S. Court of Appeals for the D.C. Circuit.) The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries. Most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions have been granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck
v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years (approximately 70,000).

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The deadline for filing plaintiffs' motion for class certification, originally scheduled to be heard on August 25, 2000, now has been extended until May 2001. The Company intends to vigorously contest this lawsuit.

In October 1999, a number of individual plaintiffs filed a federal court action alleging employment discrimination based upon race and national (sic) origin (Asian). This action was subsequently consolidated with a related suit making similar allegations and class action status was sought in a motion filed on January 3, 2001. The class for which certification is being sought would include all non-management salaried workers of Asian descent employed in Washington State. The action is limited to claims of alleged discrimination in compensation, promotion, transfer, retention rating, and job classification.

The Company has denied the allegations of discrimination and plans to oppose the motion for class certification and vigorously defend the lawsuit. The court's decision on class certification is anticipated to be issued as early as the second quarter of 2001.

ENERGY COSTS IN SUPPORT OF PRODUCTION

During late 2000 and early 2001, the Company experienced significant increases in energy costs, specifically electricity costs in the Southern California area. Although these increases are not expected to be sustained for the long term, the Company could be adversely impacted by both the prospect of continued high energy costs and the potential of mandated production curtailments.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of December 31, 2000, the notional value of such derivatives was $484 million, with a net unrealized loss of $23 million. Less than 2% of receipts and expenditures are contracted in foreign currencies, and the Company does not consider the market risk exposure relating to currency exchange to be material.

COMMERCIAL AIRPLANES BUSINESS ENVIRONMENT AND TRENDS
----------------------------------------------------

The worldwide market for commercial jet airplanes is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for the Company's commercial airplanes is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, technological changes, and price and other competitive factors.

GLOBAL ECONOMIC AND PASSENGER TRAFFIC TRENDS

As the major economies of the world experienced economic expansion during the 1990s and in 2000, airline passenger traffic increased. Economic growth worldwide in 2000 was almost 50% above long-term averages. This was led by exceptional and unsustainable performance in the U.S. economy. For the five-year period 1996-2000, the average annual growth rate for worldwide passenger traffic was 5.6%. The Company's 20-year forecast of the average long-term growth rate in passenger traffic is 4.8% annually, based on projected average worldwide annual economic real growth of 3.0%. Based on global economic growth projections over the long term, and taking into consideration increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, the Company projects the total commercial jet airplane market over the next 20 years at approximately $1.5 trillion in current dollars.

Although the Asian region has recently experienced economic difficulties, Company forecasts indicate that the airlines in this region, and especially in China, represent a significant potential market for commercial jet airplanes over the next 20 years. The Company continues to support the Asia Pacific Economic Cooperation (APEC) forum to promote open trade and investment in the region. For other countries in Asia, economic growth must return if the potential of the region is to be realized.

Airlines in Russia and other states in the former Soviet Union operate a limited but increasing number of western-built airplanes. Because of slow economic growth, high customs duties, a shortage of foreign exchange, and legal and financing constraints, new airplane orders have not been significant. The Company expects that the airlines and the airplane manufacturing industry in this region will eventually be integrated into the international economy.

AIRLINE DEREGULATION

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty-five years ago virtually all air travel took place within a framework of domestic and international regulatory oversight. Since then, an increasing number of countries, most notably the United States, Australia, and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a more open-market climate for international services. Other countries such as Japan have deregulated their domestic markets. Currently, approximately one-half of all air travel takes place within an open-market environment. These trends are expected to continue, but at varying rates in different parts of the world. By 2010, an estimated two-thirds of air travel will be in open markets. Liberalization of government regulations, together with increased airplane range capabilities, gives airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and airplane size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements provide an important stimulus to opening new city-pair markets, which favor increased flight frequency over capacity growth. In parallel with regulatory liberalization, developments in improving airplane range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity airplanes.

AIRLINE INDUSTRY ENVIRONMENT

Through a combination of passenger traffic growth, improved revenue, lower fuel costs and aggressive cost control measures, the airline industry as a whole significantly improved operating profitability and net earnings over the five-year period 1996-2000. In 2000, traffic growth exceeded long-run averages, yields improved, and load factor reached historic highs in many areas of the world. However, the sharp increase in fuel costs in the second half of 2000 dampened the positive effect on airline earnings. Forecasts are for fuel costs to moderate in the future. The outlook for passenger traffic growth in 2001 is generally positive, especially in the United States, Europe, many parts of Asia, and for trans-Atlantic flights. Continued profitability levels depend on sustained economic growth, limited wage increases, and capacity additions in line with traffic increases.

MANDATED NOISE LEVEL COMPLIANCE

A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 noise level compliant airplanes. A similar mandate will become effective in most European airports in April 2002. Compliance with these policies continues to be a factor for new airplane deliveries. During 2001, the International Civil Aviation Organization (ICAO) will be formulating new noise level standards that will influence airplane manufacturing and may influence retrofitting. The Company supports the mission of ICAO and endorses the continuing development of international noise standards. The Company believes that adoption of common standards worldwide will promote both meaningful control of noise pollution and a healthy economic environment around the world.

INDUSTRY COMPETITIVENESS

Over the past ten years, the Company has maintained, on average, approximately a two-thirds share of the available commercial jet airplane market. The Company currently faces aggressive international competitors that are seeking to increase market share. This competitive factor was recently demonstrated by the public decision of Airbus to introduce the A380, a proposed aircraft with passenger seating greater than the 747, to increase market share at the upper end of the large airplane market. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain leadership at satisfactory margins. Additionally, the Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. As an example, on-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals.

In July 2000, three major European aerospace companies (Aerospatiale Matra of France, DaimlerChrysler Aerospace of Germany, and Construcciones Aeronautica of Spain) combined to form the European Aeronautic Defence and Space Company
(EADS). As a result of the formation, EADS became an 80 percent owner of Airbus Industrie (AI) and is leading the effort for the formation of the Airbus Integrated Company (AIC) in early 2001. The creation of the AIC will effectively change the Airbus role, from that of a marketer/distributor of large commercial airplanes to one including complete manufacturing responsibility. The AIC will be incorporated under French law as a privately held corporation owned 80 percent by EADS and 20 percent by BAE Systems.

Over the past five years, sales outside the United States have accounted for approximately 53% of the Company's total Commercial Airplanes segment sales; approximately 43% of the Commercial Airplanes segment contractual backlog at year-end 2000 was with customers based outside the United States. Continued access to global markets remains vital to the Company's ability to fully realize its sales potential and projected long-term investment returns.

THE IMPACT OF WORLD TRADE POLICIES

In 1992, the United States and the European Union entered into a bilateral agreement disciplining government subsidies to Airbus Industrie. Among other things, the agreement limited the amount of the subsidy to no more than 33% of the total development costs for each airplane program. It also calls for a "progressive reduction" in that level of support. However, in 1994, more than 130 countries, including all the states of the European Union, signed the Subsidies and Countervailing Measures ("SCM") Agreement at the World Trade Organization in Geneva. The 1994 SCM Agreement prohibits government subsidies to virtually all industries, including the aerospace industry. The Company welcomes the restructuring of Airbus into a "Single Corporate Entity" as long as it complies with the 1994 SCM and results in more transparent financial reporting.

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

See the discussion on page 37 concerning the European Union challenge that has been filed with the WTO related to U.S. Foreign Sales Corporation tax provisions.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand airplane design and manufacturing capabilities through teaming arrangements with each other or current manufacturers. The Company continues to explore ways to expand its global presence in this environment.

SUMMARY

Although near-term market uncertainties remain, particularly with respect to the economic situation in certain Asian countries and open market access, the long-term market outlook appears favorable. The Company is well positioned in all segments of the commercial jet airplane market, and intends to remain the airline industry's preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.



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

GENERAL ENVIRONMENT

The DoD remains the principal customer of the Military Aircraft and Missiles segment. Major trends that shape this business segment include the smaller and aging force structure, the level of military engagement around the world, the increasing international demand for military aircraft and missiles, and consolidations within the industry. Continuing demands for peacekeeping operations are driving high usage of equipment and the aging of equipment is creating operating cost affordability pressures.

In fiscal year 2001, the DoD procurement budget reached the $60 billion goal originally set by the 1997 Quadrennial Defense Review (QDR). However, the DoD, the Congressional Budget Office, and several independent studies now agree that the 1997 QDR significantly underestimated the level of funding necessary to modernize heavily used and rapidly aging equipment. Current acquisition rates for aircraft, missiles, ships, etc., are well below the steady-state rates needed to recapitalize aging equipment. Thus, modernization will be an important issue with the new Administration and the new Congress and moderate increases in military research and development and in procurement funding are expected.

The most significant DoD fighter modernization program is the Joint Strike Fighter (JSF), where Boeing is in competition for the follow-on phases of the program (Engineering & Manufacturing Development and Production). JSF variants are planned to replace aging aircraft in several United States and United Kingdom military services. U.S. aircraft being replaced include the F-16, A-10, A-6, and the AV-8B Harrier, while the United Kingdom intends to replace the Sea Harrier and GR7. Additionally, other U.S. allies have voiced interest in the JSF program, and the Company believes there will be a substantial international market for the low-cost, high-performance strike aircraft. The current DoD strategy for the JSF, which has a projected contract value for engineering and manufacturing development of up to $20 billion, is to have one prime contractor, with the selection scheduled to occur in the fourth quarter of 2001. It is expected that the DoD procurement policy regarding JSF will continue to evolve.

The military's search for more economical maintenance of aging equipment has also led to privatization of some government activities and has opened areas of growth for the Company in aerospace support. The C-17 logistics support contract is an example of this trend.

The Company faces strong competition in all market segments. As the result of industry consolidation in the United States, DoD now relies on three principal prime contractors to supply military hardware: Boeing, Lockheed Martin and Raytheon. Given the small number of primes, the Company and its competitors often partner and serve as major suppliers to each other on a various number of programs. While there may be some further niche acquisitions and product portfolio exchanges at the prime contractor level, the major area for further consolidation is likely to be among subcontractors to the primes. General Electric has emerged as a dominant subcontractor with its acquisition of Honeywell. In addition, UK-based BAE Systems has pursued acquisitions in the United States, including the recent purchase of Lockheed Martin's Electronic Systems (Sanders) business. Internationally, Boeing faces strong competition primarily from Europe. The consolidation and rationalization of the European defense and space industry during the past decade has evolved into a defined end-state with two dominant companies: BAE Systems and the European Aeronautics Defence and Space Company (EADS). EADS is now the world's third largest aircraft and defense company behind Boeing and Lockheed Martin. Europe is also consolidating within market segments with the creation of Matra BAE Dynamics Alenia (MBDA) as the primary European weapons provider and Agusta Westland as a single European rotorcraft entity. In response to emerging opportunities and competitive pressures internationally, Boeing is actively pursuing a globalization strategy aimed at improving the Company's competitive position. In Europe, Boeing continues to explore transatlantic partnerships on several programs in the Company's markets of interest. In Asia, Boeing is seeking to expand alliances with indigenous military suppliers in the region.

PRODUCT LINES

The Military Aircraft and Missiles segment produces tactical fighters, trainers, helicopters, military transports, tankers, strike missiles, and special purpose airplanes for the U.S. and foreign governments. This segment also provides aerospace support products and services, which include maintenance and modification, training systems, support systems, support services, and spares, repairs and supply chain management. Several programs are now in production for the DoD, such as the C-17 Transport, F/A-18E/F, T-45 Trainer and V-22 Tiltrotor. Foreign sales approved by the U.S. Government are extending some product lines, such as the Harpoon missile, the AH-64 and CH-47 helicopters. Other programs include those that are transitioning to low-rate initial production, such as the F-22 Raptor, those that are still in development, such as the RAH-66 rotorcraft, or in competitive development, such as the Joint Strike Fighter. The Joint Strike Fighter program consists of three variants, which includes a conventional takeoff and landing (CTOL) airplane for the U.S. Air Force to replace the F-16 and A-10, a carrier-based strike fighter for the U.S. Navy to replace the A-6, and a short takeoff and vertical landing (STOVL) for the U.S. Marine Corps to replace the AV-8B Harrier. The STOVL variant is also planned to replace the U.K. Royal Navy Sea Harrier and the Royal Air Force GR7.

The basic strategy of the Military Aircraft and Missiles segment is to provide competitive products and services in every selected market. Over time, success in improving the competitive position and market share depends on the ability to provide integrated product and service solutions that best meet customer needs. A real-world implementation of this strategy is provided by the Joint Strike Fighter program, where the Company's "total system" approach will modernize the service's tactical forces at the lowest cost, with low-risk and designed-in growth capacity, while providing a system that surpasses current aircraft in performance, mission effectiveness and supportability.

SPACE AND COMMUNICATIONS BUSINESS ENVIRONMENT AND TRENDS
--------------------------------------------------------

There are four major addressable markets for the Space and Communications segment: launch services, information and communications, human space flight and exploration, missile defense and space control.

Many environmental factors affect the outlook for the launch services business. The near-term softening of the non-geostationary satellite launch market and the resulting forecast of excess capacity in launch vehicle supply will continue to create a highly competitive atmosphere where capability, service availability, reliability, and affordability will be critical success factors. With the Delta family and Sea Launch commercial launch vehicles the Company is well positioned to respond to these changing market conditions. As the launch market continues to evolve, the Space and Communications segment is prepared to play a major role in NASA-driven and industry-driven advanced space transportation technology developments.

The information and communications market targets both government and commercial customers. This market offers the largest opportunity for growth for the Space and Communications segment. The government segment includes airborne mission systems, space systems, satellite systems, and integrated systems-of-systems opportunities. The commercial segment includes satellite manufacturing, hybrid network systems, and telecommunications opportunities. Products serving these markets require strong customer-focused solutions and seamless interfaces with multiple systems and applications. The Space and Communication segments experience in large-scale systems integration projects, along with related expertise in satellite system development and manufacturing and on programs such as Airborne Warning and Control System, will provide the leverage necessary to expand in this market.

The human space flight and exploration market is forecast to be relatively flat over the next ten years. This forecast is based on budget projections for NASA, the primary customer for this market. The near-term focus will be on the successful completion and assembly of the International Space Station (ISS), for which Boeing is the prime contractor. NASA is expected to award contracts for the Crew Return Vehicle and the operations and utilization of ISS. The Space and Communications segment is well positioned to pursue these contracts. Additionally, the Space Shuttle continues to remain the only U.S. vehicle to support human space access, and Boeing plays a key role in Shuttle operations and maintenance through United Space Alliance, the Company's joint venture arrangement with Lockheed Martin. The one-hundredth space shuttle mission was flown in 2000. NASA is expected to pursue future funding for long-term space exploration once the ISS has been assembled.

Funding for the missile defense and space control market is primarily driven by U.S. Government development and procurement budgets. Market components include national missile defense, theater missile defense (weapons and systems of systems solutions) along with space control. The prime contractor role on the National Missile Defense program will demonstrate the Company's ability to provide a system of systems solution for national defense. Accomplishments on the PAC-3 (Patriot Advanced Capability missile) program, and the Theater High Altitude Area Defense program has established the Space and Communications segment as a major player in the missile defense market. We have also established a strong technical position in the emerging laser system applications market. Boeing is well positioned to lead in the missile defense marketplace.

STRATEGIC INVESTMENTS FOR LONG-TERM VALUE
-----------------------------------------

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

The Company continues to invest in the development of the Delta IV expendable launch vehicle. The Sea Launch joint venture offers automated commercial satellite launches from a seagoing launch platform. These products give the Space and Communications segment greater access to a portion of the launch market that was previously unavailable with the Delta II rocket alone. The Company also continues to invest in the development of the Airborne Early Warning & Control systems platform. These investments will also provide leverage in the development of other information, communication and battle management applications.

MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to becoming a world-class leader in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued, with resources invested in education and training, restructuring of processes, new technology, and organizational realignment. Recent commercial and government developmental programs, such as the 767-400ER, 737-900 and Joint Strike Fighter, included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework and improved quality of internally manufactured and supplier parts. Significant initiatives to improve production systems and processes are underway. Efforts to streamline configuration, ordering and shop floor systems continue. Many of the lean manufacturing concepts are being implemented across the enterprise. Efforts are underway on part number reduction, reducing cycle time and maximizing the value of airplane change. The initiatives will enhance the Company's ability to insure standardization where it benefits customers, provide "just in time" feature selection, and allow for more predictable, stable and shorter production flows. These initiatives will improve operational efficiencies and provide better customer product selection.

The Military Aircraft and Missiles segment and the Space and Communications segment continue to aggressively pursue important process improvements through integrated product teams that provide cost-effective solutions and maintain technological superiority. Phantom Works, the advanced research and development organization of Boeing, focuses on improving the Company's competitive position through innovative technologies, improved processes and the creation of new products. The Company is continuing to assess potential opportunities for improved use and consolidation of facilities across all parts of the Company and to focus on those capabilities and processes that contribute to core competencies resulting in a competitive advantage. Future decisions regarding facilities conversions or consolidations will be based on long-term business objectives. Within the Military Aircraft and Missiles and Space and Communications segments, major restructuring actions will be contingent on demonstration of cost savings for U.S. Government programs and the Company.

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

The Company is using Enterprise Process Councils as the structure for realizing synergies companywide. These Councils are made up of the leaders of key processes from each of the operating groups, as well as Phantom Works, and will rapidly share best practices and combine efforts to meet needs across the Company. Enterprise Process Councils have been established for Engineering, Production Operations, Finance, Quality and Procurement processes.


SHAREHOLDER VALUE AS CORPORATE PERFORMANCE MEASURE
--------------------------------------------------

Management performance measures are designed to provide a good balance between short-term and long-term measures and financial and non-financial measures to align all decision processes and operating objectives to increase shareholder value over the long term.

In 1999, the Company initiated a Managing for Value program designed to develop a companywide culture to continuously improve financial performance and growth. Consistent with these objectives, the Company has set performance targets based on economic profit goals. Economic profit, which is calculated by subtracting a capital charge from the Company's net operating profit after taxes, is the metric used to measure overall financial performance. Awards to executives under the Company's Incentive Compensation Plan are based on the achievement of economic profit targets. Effective for 2000, with first payout in 2001, the Company announced an incentive plan that will provide annual cash rewards to non-union, non-executive employees upon achieving annual financial performance objectives based on economic profit.

In 1998, the Company implemented a stock-award plan for executive compensation in place of stock options. Under this plan, rights to receive stock, referred to as Performance Shares, have been issued to plan participants. An increasing portion of the Performance Shares awarded will be convertible to shares of common stock as the stock price reaches and maintains certain threshold levels. These threshold stock price levels represent predetermined compound five-year growth rates relative to the stock price at the time the Performance Shares are granted. During 2000, portions of the Performance Shares granted in 1999 and 2000 were converted to common stock.
Any performance shares not converted to common stock after five years from date of grant will expire. This plan is intended to increase executive management's focus on improving shareholder value.

Segment Information
Note 24 to the consolidated financial statements

The Company is organized based on the products and services it offers. Under this organizational structure, the Company operates in the following principal areas: Commercial Airplanes, Military Aircraft and Missiles, Space and Communications, and Customer and Commercial Financing. Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Military Aircraft and Missiles operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles. Space and Communications operations principally involve research, development, production, modification and support of the following products and related systems: space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some Military Aircraft and Missiles and Space and Communications products are contracted in the commercial environment, the primary customer is the U.S. Government. The Customer and Commercial Financing/Other segment is primarily engaged in the financing of commercial and private aircraft, commercial equipment, and real estate. In October 2000, the Company announced the creation of two new business units: Connexion by BoeingSM and Air Traffic Management. These business units are included in the segment information for Space and Communications and Commercial Airplanes.

The Commercial Airplanes segment is subject to both operational and external business environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, performance issues with key suppliers and subcontractors and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models such as the 717 program, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. Financing support may be provided by the Company to airlines, some of which are unable to obtain other financing. While the Company's principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. External business environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, escalation trends inherent in pricing the Company's aircraft, and a competitive industry structure which results in market pressure to reduce product prices.

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

The launch services market has some degree of uncertainty since global demand is driven in part by the launch customers' access to capital markets. Additionally, some of the Company's competitors for launch services receive direct or indirect government funding.

Risk associated with the Customer and Commercial Financing/Other segment includes interest rate risks, asset valuation risks, and credit and collectability risks of counterparties.

As of December 31, 2000, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM), representing 26% of employees (current agreements expiring May 2001, September 2002, and October 2002); the Society of Professional Engineering Employees in Aerospace (SPEEA), representing 13% of employees (current agreements will expire in December 2002 and a contract with a new unit is now under negotiation); the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), representing 5% of employees (current agreements expiring September 2002, May 2003, and April 2004); and Southern California Professional Engineering Association (SCPEA), representing 3% of employees (current agreement expiring March 2001).

Sales and other operating revenue by geographic area consisted of the following:
(Dollars in millions)
Year ended December 31,       2000      1999      1998
======================================================
Asia, other than China     $ 5,568   $10,776   $14,065
China                        1,026     1,231     1,572
Europe                       9,038     9,678     8,646
Oceania                        887       942       844
Africa                         542       386       702
Western Hemisphere, other
 than the United States        559       461       701
------------------------------------------------------
                            17,620    23,474    26,530
United States               33,701    34,519    29,624
------------------------------------------------------
Total sales                $51,321   $57,993   $56,154
======================================================

Military Aircraft and Missiles segment and Space and Communications segment combined sales were approximately 13%, 17% and 16% of total sales in Europe for 2000, 1999 and 1998, respectively. Defense sales were approximately 9%, 17% and 19% of total sales in Asia, excluding China, for the same respective years. Exclusive of these amounts, Military Aircraft and Missiles segment and Space and Communications segment sales were principally to the U.S. Government. Sales to the U.S. Government represented 34%, 25% and 26% of consolidated sales for 2000, 1999 and 1998, respectively.

The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Less than 2% of operating assets are located outside the United States.

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

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(637), $(304) and $514 for the years ended December 31, 2000, 1999 and 1998, respectively.

Customer advance payments prior to delivery may be delayed or contractually deferred from a baseline schedule, resulting in the recognition of interest income. Beginning in 2000, revenues and income resulting from deferred customer advances were identified to the Commercial Airplanes segment, and had previously been identified to the Customer and Commercial Financing/Other segment. For the years 1999 and 1998, $66 and $118 of revenues and operating income had been reclassified from the Customer and Commercial Financing/Other segment to the Commercial Airplanes segment to conform with the 2000 presentation.

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

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization resulting from acquisitions prior to 1998. Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill acquired prior to 1998, deferred tax assets, and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, taxes payable, and debentures and notes payable. Unallocated capital expenditures and depreciation relate primarily to shared services assets.

In-process research and development for the year ended December 31, 2000, included $505 associated with the Space and Communications segment and $52 associated with the Commercial Airplanes segment. These amounts are included in the respective segment's depreciation and amortization amounts on the following page.


                                                            Sales and other
                              Net earnings (loss)         operating revenues
(Dollars in millions)       ----------------------      -----------------------
Year ended December 31,     2000     1999     1998       2000     1999     1998
===============================================================================
Commercial Airplanes      $2,736   $2,082   $ (148)   $31,171  $38,475  $36,998
Military Aircraft
 and Missiles              1,271    1,193    1,283     12,197   12,220   12,990
Space and Communications    (323)     415      248      8,039    6,831    6,889
Customer and Commercial
 Financing/Other             494      426      249        758      771      612
Accounting
 differences/eliminations   (442)    (432)     372       (844)    (304)  (1,335)
Share-based plans           (316)    (209)    (153)
Other unallocated costs     (362)    (305)    (284)
-------------------------------------------------------------------------------
Earnings (loss)
 from operations           3,058    3,170    1,567
Other income,
 principally interest        386      585      283
Interest and debt expense   (445)    (431)    (453)
-------------------------------------------------------------------------------
Earnings (loss)
 before taxes              2,999    3,324    1,397
Income taxes (benefit)       871    1,015      277
-------------------------------------------------------------------------------
                          $2,128   $2,309   $1,120    $51,321  $57,993  $56,154
===============================================================================

(Dollars in millions)                                      Depreciation and
                           Research and Development          Amortization
                           ------------------------     ----------------------
Year ended December 31,     2000     1999     1998      2000     1999     1998
==============================================================================
Commercial Airplanes      $  574   $  585   $1,021    $  619   $  595   $  628
Military Aircraft
 and Missiles                262      264      304       208      201      208
Space and Communications     605      492      570       686      168      142
Customer and Commercial
 Financing/Other                                         159      163      135
Unallocated                                              364      518      509
------------------------------------------------------------------------------
                          $1,441   $1,341   $1,895    $2,036   $1,645   $1,622
==============================================================================

                                    Assets                    Liabilities
                                at December 31              at December 31
                            ----------------------      ----------------------
                            2000     1999     1998      2000     1999     1998
==============================================================================
Commercial Airplanes     $ 9,800  $ 8,075  $11,003   $ 7,972  $ 6,135  $ 6,907
Military Aircraft
 and Missiles              3,321    3,206    3,560     1,189    1,080      743
Space and Communications   9,629    4,245    3,149     2,903    1,350    1,452
Customer and Commercial
 Financing/Other           6,959    6,004    5,751       240      228      301
Unallocated               12,319   14,617   13,561    18,704   15,892   15,305
------------------------------------------------------------------------------
                         $42,028  $36,147  $37,024   $31,008  $24,685  $24,708
==============================================================================

                                                         Contractual backlog
                          Capital expenditures, net         (unaudited)
                          -------------------------    -----------------------
Year ended December 31,     2000     1999     1998      2000     1999     1998
==============================================================================
Commercial Airplanes        $237   $  307   $  754  $ 89,780 $ 72,972 $ 86,057
Military Aircraft
 and Missiles                 65      215      213    17,113   15,691   17,007
Space and Communications     438      585      339    13,707   10,585    9,832
Customer and Commercial
 Financing/Other               7        1        1
Unallocated                  185      128      358
------------------------------------------------------------------------------
                            $932   $1,236   $1,665  $120,600  $99,248 $112,896
==============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in millions except per share data)
Year ended December 31,                              2000       1999       1998
-------------------------------------------------------------------------------
Sales and other operating revenues                $51,321    $57,993    $56,154
Cost of products and services                      43,712     51,320     50,492
-------------------------------------------------------------------------------
                                                    7,609      6,673      5,662
Equity in income (loss) from joint ventures            64          4        (67)
General and administrative expense                  2,335      2,044      1,993
Research and development expense                    1,441      1,341      1,895
In-process research and development expense           557
Gain on dispositions, net                              34         87         13
Share-based plans expense                             316        209        153
-------------------------------------------------------------------------------
Earnings from operations                            3,058      3,170      1,567
Other income, principally interest                    386        585        283
Interest and debt expense                            (445)      (431)      (453)
-------------------------------------------------------------------------------
Earnings before income taxes                        2,999      3,324      1,397
Income taxes                                          871      1,015        277
-------------------------------------------------------------------------------
Net earnings                                      $ 2,128    $ 2,309    $ 1,120
===============================================================================


Basic earnings per share                            $2.48      $2.52      $1.16
===============================================================================
Diluted earnings per share                          $2.44      $2.49      $1.15
===============================================================================
Cash dividends per share                            $ .59      $ .56      $ .56
===============================================================================

See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions except per share data)
December 31,                                                    2000      1999
------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $ 1,010   $ 3,354
Short-term investments                                                     100
Accounts receivable                                            4,928     3,453
Current portion of customer and commercial financing             995       799
Deferred income taxes                                          2,137     1,467
Inventories, net of advances and progress billings             6,794     6,539
------------------------------------------------------------------------------
    Total current assets                                      15,864    15,712
Customer and commercial financing                              5,964     5,205
Property, plant and equipment, net                             8,814     8,245
Goodwill and acquired intangibles, net                         5,214     2,233
Prepaid pension expense                                        4,845     3,845
Deferred income taxes                                             60
Other assets                                                   1,267       907
------------------------------------------------------------------------------
                                                             $42,028   $36,147
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                       $11,979   $11,269
Advances in excess of related costs                            3,517     1,215
Income taxes payable                                           1,561       420
Short-term debt and current portion of long-term debt          1,232       752
------------------------------------------------------------------------------
    Total current liabilities                                 18,289    13,656
Deferred income taxes                                                      172
Accrued retiree health care                                    5,152     4,877
Long-term debt                                                 7,567     5,980
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,870,159 and 1,011,870,159             5,059     5,059
  Additional paid-in capital                                   2,693     1,684
  Treasury shares, at cost - 136,385,222 and 102,356,897      (6,221)   (4,161)
  Retained earnings                                           12,090    10,487
  Accumulated other comprehensive income                          (2)        6
  Unearned compensation                                           (7)      (12)
  ShareValue Trust shares - 39,156,280 and 38,696,289         (2,592)   (1,601)
------------------------------------------------------------------------------
    Total shareholders' equity                                11,020    11,462
------------------------------------------------------------------------------
                                                             $42,028   $36,147
==============================================================================

See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)
Year ended December 31,                               2000      1999      1998
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                     $ 2,128   $ 2,309   $ 1,120
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Share-based plans                                 316       209       153
     Depreciation                                    1,317     1,538     1,517
     Amortization of goodwill and intangibles          162       107       105
     In-process research and development               557
     Customer and commercial financing
      valuation provision                               13        72        61
     Gain on dispositions, net                         (34)      (87)      (13)
     Changes in assets and liabilities -
      Short-term investments                           100       179       450
      Accounts receivable                             (768)     (225)     (167)
      Inventories, net of advances and
       progress billings                             1,097     2,030       652
      Accounts payable and other liabilities          (311)      217      (840)
      Advances in excess of related costs            1,387       (36)     (324)
      Income taxes payable and deferred                421       462       145
      Other                                           (712)     (597)     (479)
      Accrued retiree health care                      269        46        35
------------------------------------------------------------------------------
        Net cash provided by operating activities    5,942     6,224     2,415
------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing and
   properties on lease, additions                   (2,571)   (2,398)   (2,603)
  Customer financing and
   properties on lease, reductions                   1,433     1,842     1,357
  Property, plant and equipment, net additions        (932)   (1,236)   (1,665)
  Acquisitions, net of cash acquired                (5,727)
  Proceeds from dispositions                           169       359        37
------------------------------------------------------------------------------
        Net cash used by investing activities       (7,628)   (1,433)   (2,874)
------------------------------------------------------------------------------
Cash flows - financing activities:
  New borrowings                                     2,687       437       811
  Debt repayments                                     (620)     (676)     (693)
  Common shares purchased                           (2,357)   (2,937)   (1,397)
  Stock options exercised, other                       136        93        65
  Dividends paid                                      (504)     (537)     (564)
------------------------------------------------------------------------------
        Net cash used by financing activities         (658)   (3,620)   (1,778)
------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                               (2,344)    1,171    (2,237)
Cash and cash equivalents at beginning of year       3,354     2,183     4,420
------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 1,010   $ 3,354   $ 2,183
==============================================================================
See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-In  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Balance January 1, 1998         1,000,030   $5,000    $ 1,090     165  $    (9)
------------------------------------------------------------------------------
Shares issued for
 ShareValue Trust                  11,253       56        494
Shares issued for
 share-based plans                    587        3
Share-based compensation                                  153
Treasury shares acquired                                       37,473   (1,397)
Treasury shares issued for
 share-based plans, net                                   (43) (1,792)      85
Tax benefit related to
 share-based plans                                         18
Stock appreciation rights
 expired or surrendered                                     5
ShareValue Trust market
 value adjustment                                        (570)
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------------------
Balance December 31, 1998       1,011,870   $5,059    $ 1,147  35,846  $(1,321)
------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Common Stock   Additional  Treasury Stock
(Dollars in millions /             ---------------    Paid-In  ---------------
Shares in thousands)               Shares   Amount    Capital  Shares   Amount
==============================================================================
Share-based compensation                                  209
Tax benefit related to
 share-based plans                                          9
ShareValue Trust market
 value adjustment                                         366
Treasury shares acquired                                       68,923   (2,937)
Treasury shares issued for
 share-based plans, net                                   (47) (2,412)      97
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $(14)
Currency translation adjustment
------------------------------------------------------------------------------
Balance December 31, 1999       1,011,870   $5,059    $ 1,684 102,357  $(4,161)
------------------------------------------------------------------------------
Share-based compensation                                  316
Tax benefit related to
 share-based plans                                        160
ShareValue Trust market
 value adjustment                                         991
Treasury shares acquired                                       41,782   (2,357)
Treasury shares issued for
 share-based plans, net                                  (264) (7,754)     297
Performance shares converted
 to deferred stock units                                 (194)
Shares acquired from
 dividend reinvestment
Amortization and forfeitures -
 unearned compensation
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $3
Unrealized holding loss,
 net of tax of $7
Currency translation adjustment
------------------------------------------------------------------------------
Balance December 31, 2000       1,011,870   $5,059    $ 2,693 136,385  $(6,221)
==============================================================================





See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Balance January 1, 1998            26,385   (1,255)           $(20)
------------------------------------------------------------------
Shares issued for
 ShareValue Trust                  11,253     (550)
Shares issued for
 share-based plans
Share-based compensation
Treasury shares acquired
Treasury shares issued for
 share-based plans, net
Tax benefit related to
 share-based plans
Stock appreciation rights
 expired or surrendered
ShareValue Trust market
 value adjustment                              570
Shares acquired from
 dividend reinvestment                529
Amortization and forfeitures -
 unearned compensation                                           3
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $14
------------------------------------------------------------------
Balance December 31, 1998          38,167  $(1,235)           $(17)
------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

                                  ShareValue Trust
(Dollars in millions /            ----------------        Unearned
Shares in thousands)               Shares   Amount    Compensation
==================================================================
Share-based compensation
Tax benefit related to
 share-based plans
ShareValue Trust market
 value adjustment                             (366)
Treasury shares acquired
Treasury shares issued for
 share-based plans, net
Shares acquired from
 dividend reinvestment                529
Amortization and forfeitures -
 unearned compensation                                           5
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $(14)
Currency translation adjustment
------------------------------------------------------------------
Balance December 31, 1999          38,696  $(1,601)           $(12)
------------------------------------------------------------------
Share-based compensation
Tax benefit related to
 share-based plans
ShareValue Trust market
 value adjustment                             (991)
Treasury shares acquired
Treasury shares issued for
 share-based plans, net
Performance shares converted
 to deferred stock units
Shares acquired from
 dividend reinvestment                460
Amortization and forfeitures -
 unearned compensation                                           5
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $3
Unrealized holding loss,
 net of tax of $7
Currency translation adjustment
------------------------------------------------------------------
Balance December 31, 2000          39,156  $(2,592)            $(7)
==================================================================




See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Balance January 1, 1998               $ -     $8,147 |
-----------------------------------------------------|
Shares issued for                                    |
 ShareValue Trust                                    |
Shares issued for                                    |
 share-based plans                                   |
Share-based compensation                             |
Treasury shares acquired                             |
Treasury shares issued for                           |
 share-based plans, net                              |
Tax benefit related to                               |
 share-based plans                                   |
Stock appreciation rights                            |
 expired or surrendered                              |
ShareValue Trust market                              |
 value adjustment                                    |
Shares acquired from                                 |
 dividend reinvestment                               |
Amortization and forfeitures -                       |
 unearned compensation                               |
Net earnings                                   1,120 |       $1,120
Cash dividends declared                         (561)|
Minimum pension liability                            |
 adjustment, net of tax of $14        (23)           |          (23)
-------------------------------------------------------------------
Balance December 31, 1998            $(23)    $8,706 |       $1,097
------------------------------------------------------=============

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated
                                    Other
(Dollars in millions /      Comprehensive   Retained  Comprehensive
Shares in thousands)               Income   Earnings         Income
===================================================================
Share-based compensation                             |
Tax benefit related to                               |
 share-based plans                                   |
ShareValue Trust market                              |
 value adjustment                                    |
Treasury shares acquired                             |
Treasury shares issued for                           |
 share-based plans, net                              |
Shares acquired from                                 |
 dividend reinvestment                               |
Amortization and forfeitures -                       |
 unearned compensation                               |
Net earnings                                   2,309 |       $2,309
Cash dividends declared                         (528)|
Minimum pension liability                            |
 adjustment, net of tax of $(14)       22            |           22
Currency translation adjustment         7            |            7
-------------------------------------------------------------------
Balance December 31, 1999            $  6    $10,487 |       $2,338
------------------------------------------------------=============
Share-based compensation                             |
Tax benefit related to                               |
 share-based plans                                   |
ShareValue Trust market                              |
 value adjustment                                    |
Treasury shares acquired                             |
Treasury shares issued for                           |
 share-based plans, net                              |
Performance shares converted                         |
 to deferred stock units                             |
Shares acquired from                                 |
 dividend reinvestment                               |
Amortization and forfeitures -                       |
 unearned compensation                               |
Net earnings                                   2,218 |       $2,218
Cash dividends declared                         (525)|
Minimum pension liability                            |
 adjustment, net of tax of $3          (4)           |           (4)
Unrealized holding loss,                             |
 net of tax of $7                     (12)           |          (12)
Currency translation adjustment         8            |            8
-------------------------------------------------------------------
Balance December 31, 2000            $ (2)   $12,090 |       $2,120
===================================================================




See notes to consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 2000, 1999 and 1998

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

Sales and other operating revenues
Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of scheduled performance milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of scheduled performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain contracts contain profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. Incentives, which amounts can be reasonably estimated, are recorded over the performance period of the contract. Incentives and fee awards, which amounts cannot be reasonably estimated, are recorded when awarded. Commercial aircraft sales are recorded as deliveries are made unless transfer of risk and rewards of ownership is not sufficient.

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

To the extent that inventoriable costs are expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated net realizable value.

Inventories
Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling costs, and applicable overhead, not in excess of estimated net realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Commercial spare parts and general stock materials are stated at average cost not in excess of net realizable value.

Share-based plans
The Company has adopted the expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distribution from the ShareValue Trust described in
Note 18 have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares described in Note 18 is determined based on the market value of the Company's stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price and is amortized over a five-year period.

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

Property, plant and equipment
Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; and machinery and equipment, from 3 to 13 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years' digits. The Company periodically evaluates the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition.

Long-lived assets deemed available for sale are stated at the lower of cost or fair value. Long-lived assets held for use are subject to an impairment adjustment down to fair value if the carrying value is no longer recoverable based upon the sum of undiscounted future cash flows.

Goodwill and acquired intangibles
Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is being amortized by the straight-line method over 20 to 30 years. Recoverability of the unamortized goodwill and acquired intangibles balance is primarily based upon assessment of related operational cash flows.

Acquired intangibles and their associated lives, amortized on a straight-line method, include the following: developed technologies, 5 to 20 years; tradename, 20 years; data repositories, 15 to 20 years; assembled workforce, 5 to 15 years; product know-how, 15 to 20 years; and customer lists, 5 to 15 years.

Available-for-sale securities
The Company holds certain common stock investments with a readily determinable fair market value. Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, such equity securities are carried as available for sale and reported at market value. These securities held by the Company are considered long term in nature and included in "Other assets" on the Consolidated Statements of Financial Position.

Note 2
Revenues and Costs Attributable to Customer and Commercial Financing
--------------------------------------------------------------------
The years 2000, 1999 and 1998 include sales and other operating revenues of $803, $686 and $528 and cost of products and services of $259, $218 and $241 attributable to customer and commercial financing. Customer and commercial financing primarily relates to the financing of commercial and private aircraft and commercial equipment. Revenues include interest on notes receivable and sales-type leases and lease income from operating leases. Costs of products and services includes depreciation on leased aircraft and equipment and valuation adjustments of customer and commercial financing assets.

Note 3
Gain on Dispositions, Net
-------------------------
Gains and losses resulting from the sale of businesses, along with gains and losses resulting from the disposition of real property, are reported on a net basis in the caption "Gain on dispositions, net" on the Consolidated Statements of Operations. Net gains of $17 and $118 were recorded for sales of businesses in 2000 and 1999.

Note 4
Mergers and Acquisitions
------------------------
Accounting for acquisitions
The Company's acquisitions in 2000 were accounted for under the purchase method. The purchase price of each acquisition was allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition and was based on preliminary estimates that are subject to future adjustments. The excess of the purchase price over the fair values of the net tangible assets, identifiable intangible assets and liabilities acquired was allocated to goodwill, and is being amortized on a straight-line basis over 20 years. As discussed below, a portion of the purchase price for certain acquisitions was allocated to in-process research and development (IPR&D) which was immediately expensed. Results of operations for the newly acquired entities have been combined with those of the Company from the date of acquisition.

Significant acquisitions
The following is a summary of the Company's significant acquisitions in 2000 along with the purchase price and the allocation of the purchase price to IPR&D and intangible assets.

                                                                   Other
                             Purchase     IPR&D    Goodwill   Intangible
                                Price                             Assets
------------------------------------------------------------------------
Hughes space and
 communications businesses     $3,849      $500        $740         $631

Jeppesen Sanderson Inc.         1,524        45         772          663

Continental Graphics Corp.        183         7          49           80

Autometric Inc.                   119         5          58           41

On October 6, 2000, the Company acquired Hughes space and communications businesses and related operations. The new entity will be operated as a wholly owned subsidiary named Boeing Satellite Systems (BSS). BSS provides space-based communications, reconnaissance, surveillance and imaging systems. BSS also manufactures commercial communications satellites. Also included in the acquisitions are Hughes Electron Dynamics, a supplier of electronic components for satellites; Spectrolab, a provider of solar cells and panels for satellites; and a share of HRL Laboratories, a research center. Net tangible assets acquired included property, plant and equipment of $824; and prepaid pension assets of $626.

On October 4, 2000, the Company acquired Jeppesen Sanderson Inc., a provider of flight information services. Jeppesen Sanderson Inc. provides a full range of print and electronic flight information services, including navigation data, computerized flight planning, aviation software products, aviation weather services, maintenance information, and pilot training systems and supplies.

On September 1, 2000, the Company acquired Continental Graphics Corp., a provider of technical information to the aviation industry, and on August 2, 2000, the Company acquired Autometric Inc., a geospatial information technology company.

In-process research and development
The fair value amount of $500 of in-process research and development (IPR&D) attributed to the Hughes acquisition discussed below was determined by an independent valuation using the income approach.

Thirteen projects were included in the valuation, of which the principal projects were based on the following: technologies associated with high-efficiency solar cells and satellite battery technology ($189), phased array and digital processing technology to provide high-speed broadband service ($89), and xenon-ion systems for satellite engine propulsion ($82). The fair value of identifiable intangibles was also determined by an independent valuation primarily using the income approach. The following risk-adjusted discount rates were used to discount the project cash flows: solar cells and satellite battery technology, 17%; phased array and digital processing technology to provide high-speed broadband service, 18%; xenon-ion systems for satellite engine propulsion, 18%; all other projects, 18.2% weighted average. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 31% to 92% complete as of the valuation date, with specific percentages complete by project as follows: solar cells and satellite battery technology, 49%; phased array and digital processing technology, 87%; xenon-ion systems for satellite engine propulsion, 82%. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed between 2001 and 2003. The estimated cost to complete the projects is $80.

The discount rates above are higher than the Company's weighted average cost of capital due to the inherent uncertainties in the estimates described above, including the uncertainty surrounding the successful completion of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of the timing of the related product introduction and then-existing competing products. If these projects are not successfully developed, the future revenue and profitability of Boeing Satellite Systems may be adversely affected. Additionally, the value of the other intangible assets acquired may become impaired.

The fair value amount of $45 of in-process research and development (IPR&D) attributed to the acquisition of Jeppesen Sanderson Inc., was determined by an independent valuation. The acquired in-process research and development technology consists primarily of three software projects that will work together to store information and extract it for use in various products sold by Jeppesen. The technology will allow the manufacture of end user aeronautical information both backwards and forwards in time, and will allow the extraction of the information on a near real-time basis. Furthermore, the technology will allow the creation of packages of aeronautical information derived from a single source of database information, which can be tailored to individual customers or can be packaged as a new product. These database and extraction capabilities are required in developing new and enhanced charting and mapping products for customers worldwide. These acquired in-process research and development projects are expected to be complete by mid-2001; however, full range and production of the technology is anticipated in the first quarter of 2002. The technology, once completed, can only be used for its specific and intended purpose and as such no alternative future uses exist.
The valuation methodology was determined using the income approach, and a risk-adjusted discount rate of 15% was used to discount the project cash flow. As of the date of the acquisition, Jeppesen had incurred approximately $14 in costs related to IPR&D projects. The estimated cost to complete the projects was $7.

Pro forma combined operating results
Pro forma combined operating results for 2000 and 1999, which are presented solely as unaudited supplemental information and not necessarily indicative of what results would have been if the acquisitions discussed previously had been effective at the beginning of 1999, are as follows: sales of $52,848 and $60,531, net earnings of $2,141 and $2,295, and diluted earnings per share of $2.46 and $2.48.


Note 5
Equity in Income (Loss) from Joint Ventures
-------------------------------------------
Equity in income (loss) from joint ventures represents the Company's share of income or losses from joint venture arrangements accounted for under the equity method.

The principal joint venture arrangements are United Space Alliance, FlightSafety Boeing Training International (FSBTI), and Sea Launch. The Company has a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. The Company is entitled to 50% of the earnings of FSBTI, a partnership with FlightSafety International Inc., which provides pilot and crew training. The Company has a 40% partnership in Sea Launch, a commercial satellite launch venture with Norwegian, Russian and Ukrainian partners. Losses associated with Sea Launch were $26, $57 and $86 for the years ended December 31, 2000, 1999 and 1998 respectively.

As of December 31, 2000 and 1999, other assets included $272 and $164 attributable to investments in joint ventures.


Note 6
Earnings per Share
------------------
The weighted average number of shares outstanding (in millions) used to compute earnings per share for the years ended December 31, 2000, 1999 and 1998, are as follows:

                                                           2000    1999    1998
-------------------------------------------------------------------------------
Basic shares                                              859.5   917.1   966.9
Diluted shares                                            871.3   925.9   976.7
===============================================================================

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


Note 7
McDonnell Douglas Products Valuation Adjustment
-----------------------------------------------
In 1997, the Company completed an assessment of the financial impact of its post-merger strategy decisions related to its McDonnell Douglas Corporation commercial product lines and recorded a provision aggregating $1,400 relative to these decisions. The provisions attributable to the commercial airplane programs included $209 related to contractual supplier termination liabilities and $60 related to employee severance liabilities, which were substantially liquidated as of December 31, 2000.

Contractual termination liabilities as of December 31, 2000 and 1999, were as follows:
                                                                   2000    1999
-------------------------------------------------------------------------------
Beginning balance                                                  $147    $178
Payments                                                            (80)    (24)
Changes in estimate                                                  (7)     (7)
-------------------------------------------------------------------------------
Ending balance                                                     $ 60    $147
===============================================================================

Changes in supplier termination liability estimates result from continued negotiations with suppliers, which are expected to complete in 2002.

Note 8
Accounts Receivable
-------------------
Accounts receivable at December 31 consisted of the following:

                                                                  2000     1999
-------------------------------------------------------------------------------
U.S. Government contracts                                       $2,693   $1,970
Other                                                            2,235    1,483
-------------------------------------------------------------------------------
                                                                $4,928   $3,453
===============================================================================

Accounts receivable included the following as of December 31, 2000 and 1999: amounts not currently billable of $616 and $401 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($487 and $214 not expected to be collected within one year); $172 and $51 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($56 and $32 not expected to be collected within one year); and $169 and $46 of other receivables not expected to be collected within one year.


Note 9
Inventory
---------
Inventories at December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Commercial aircraft programs
 and long-term contracts in progress                       $ 19,399    $ 19,537
Commercial spare parts, general stock
 materials and other                                          1,972       2,042
-------------------------------------------------------------------------------
                                                             21,371      21,579
Less advances and progress billings                         (14,577)    (15,040)
-------------------------------------------------------------------------------
                                                           $  6,794    $  6,539
===============================================================================

As of December 31, 2000, there were no significant excess deferred production costs (inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1) or unamortized tooling costs not recoverable from existing firm orders for commercial programs.

Inventory costs at December 31, 2000, included unamortized tooling of $1,135 and $447 relating to the 777 and Next-Generation 737 programs respectively, and excess deferred production costs of $1,121 and $635 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 1999, included unamortized tooling of $1,444 and $590 relating to the 777 and Next-Generation 737 programs and excess deferred production costs of $1,507 and $646 relating to the 777 and Next-Generation 737 programs. Firm backlog for both the 777 and Next-Generation 737 programs is sufficient to recover all significant amounts of excess deferred production costs as of December 31, 2000; however, such deferred costs are recognized over the current program accounting quantity in effect at the date of reporting. Due to the charges recorded principally in 1997, there are no excess deferred production costs or unamortized tooling for the 717 program.

Interest capitalized as construction-period tooling costs amounted to $12, $17 and $20 in 2000, 1999 and 1998, respectively.

As of December 31, 2000 and 1999, inventory balances included $231 subject to claims or other uncertainties primarily relating to the A-12 program.
See Note 23.

The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 24.

Note 10
Customer and Commercial Financing
---------------------------------
Customer and commercial financing at December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                           $  593      $  781
  Investment in sales-type/financing leases                   1,119       1,497
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $305 and $304                                           3,098       2,357
Commercial equipment financing
  Notes receivable                                              915         730
  Investment in sales-type/financing leases                     697         506
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $95 and $92                                               710         408
-------------------------------------------------------------------------------
Less valuation allowance                                       (173)       (275)
-------------------------------------------------------------------------------
                                                             $6,959      $6,004
===============================================================================
Customer and commercial financing assets that are leased by the Company under capital leases and have been subleased to others totaled $461 and $502 as of December 31, 2000 and 1999, respectively. Commercial equipment financing under operating lease consists principally of real property, highway vehicles, machine tools and production equipment.

Scheduled payments on customer and commercial financing are as follows:
                                    Sales-Type/           Operating
                 Principal      Financing Lease               Lease
               Payments on             Payments            Payments
Year      Notes Receivable           Receivable          Receivable
-------------------------------------------------------------------
2001                  $459                 $536                $644
2002                   106                  281                 521
2003                    95                  230                 481
2004                   150                  208                 405
2005                   229                  181                 377
Beyond 2005            469                  789               2,738

The components of investment in sales-type/financing leases at December 31 were as follows:
                                                               2000        1999
-------------------------------------------------------------------------------
Minimum lease payments receivable                            $2,225      $2,382
Estimated residual value of leased assets                       545         479
Unearned income                                                (954)       (858)
-------------------------------------------------------------------------------
                                                             $1,816      $2,003
===============================================================================

The Company has entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $54 of customer financing receivables as of December 31, 2000. These swaps were settled on January 2, 2001.

Interest rates on fixed-rate notes ranged from 7.17% to 15.01%, and effective interest rates on variable-rate notes ranged from .81% to 5.5% above the London Interbank Offered Rate (LIBOR).

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


Note 11
Property, Plant and Equipment
-----------------------------
Property, plant and equipment at December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Land                                                       $    460    $    430
Buildings                                                     9,241       8,148
Machinery and equipment                                      10,378      10,411
Construction in progress                                        891       1,130
-------------------------------------------------------------------------------
                                                           $ 20,970    $ 20,119
Less accumulated depreciation                               (12,156)    (11,874)
-------------------------------------------------------------------------------
                                                           $  8,814    $  8,245
===============================================================================

Balances are net of impairment asset valuation reserve adjustments for real property available for sale of $41 and $76 for December 31, 2000 and 1999.

Depreciation expense was $1,159, $1,330 and $1,386 for 2000, 1999 and 1998,
respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $70, $64 and $45 in 2000, 1999 and 1998, respectively.

Rental expense for leased properties was $280, $320 and $349 for 2000, 1999 and 1998, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,081 at December 31, 2000. Payments, net of sublease amounts, due during the next five years are as follows:

                    2001    2002    2003    2004    2005
                    ------------------------------------
                    $218    $181    $142    $126    $110
                    ====================================

Note 12
Goodwill and Acquired Intangibles
---------------------------------

Goodwill and acquired intangibles as of December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Goodwill                                                     $4,189      $2,490
Acquired intangibles                                          1,415
Accumulated amortization                                       (390)       (257)
-------------------------------------------------------------------------------
Net goodwill and acquired intangibles                        $5,214      $2,233
===============================================================================

For the year ended December 31, 2000, the amortization of goodwill and acquired intangibles by segment was as follows: Commercial Airplanes, $22; Space and Communications, $28; and unallocated, $83. For the years ended December 31, 1999 and 1998, goodwill amortization of $83 and $83 was identified as unallocated.


Note 13
Income Taxes
------------
The provision for taxes on income consisted of the following:

Year ended December 31,                                  2000     1999     1998
-------------------------------------------------------------------------------
U.S. Federal
  Taxes paid or currently payable                      $1,517   $  349    $ 352
  Change in deferred taxes                               (770)     534     (123)
-------------------------------------------------------------------------------
                                                          747      883      229

State
  Taxes paid or currently payable                         246       55       51
  Change in deferred taxes                               (122)      77       (3)
-------------------------------------------------------------------------------
                                                          124      132       48
-------------------------------------------------------------------------------
Income tax provision                                    $ 871   $1,015    $ 277
===============================================================================

The following is a reconciliation of the tax derived by applying the U.S. federal statutory rate of 35 percent to the earnings before income taxes and comparing that to the recorded income tax provision:
                                                         2000     1999     1998
-------------------------------------------------------------------------------
U.S. federal statutory tax                             $1,050   $1,163    $ 489
Foreign Sales Corporation tax benefit                    (291)    (230)    (130)
Research benefit                                                   (24)     (70)
Prior years' research benefit settlement                                    (57)
Prior years' tax adjustment                                                  (8)
Nondeductibility of goodwill                               37       31       31
State income tax provision,
 net of effect on U.S. federal tax                         80       86       31
Other provision adjustments                                (5)     (11)      (9)
-------------------------------------------------------------------------------
Income tax provision                                   $  871   $1,015    $ 277
===============================================================================

At December 31, the deferred tax assets, net of deferred tax liabilities, resulted from temporary differences associated with the following:

Year ended December 31,                                        2000        1999
-------------------------------------------------------------------------------
Inventory and long-term contract
 methods of income recognition                              $ 1,349     $   634
In-process research and development
 related to acquisitions                                        208
Pension benefit accruals                                     (1,491)     (1,215)
Retiree health care accruals                                  1,977       1,821
Other employee benefits accruals                                741         565
Customer and commercial financing                              (597)       (510)
Other comprehensive income provision                             10
-------------------------------------------------------------------------------
Net deferred tax assets                                     $ 2,197     $ 1,295
===============================================================================

The temporary differences associated with inventory and long-term contract methods of income recognition encompass related costing differences, including timing and depreciation differences.

Valuation allowances were not required due to the nature of and circumstances associated with the temporary tax differences.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1978, and IRS examinations have been completed through 1991. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The Company has also filed refund claims for additional research and development tax credits, primarily in relation to its fixed-price government development programs. Successful resolutions will result in increased income to the Company.

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

Income tax payments, net of tax refunds, were $405, $575 and $85 in 2000, 1999 and 1998, respectively.


Note 14
Accounts Payable and Other Liabilities
--------------------------------------
Accounts payable and other liabilities at December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Accounts payable                                            $ 5,040     $ 4,909
Accrued compensation and employee benefit costs               2,938       2,421
Lease and other deposits                                        731         647
Dividends payable                                               149         128
Other                                                         3,121       3,164
-------------------------------------------------------------------------------
                                                            $11,979     $11,269
===============================================================================

As of December 31, 2000, the Company has issued 6,906,200 stock units that are convertible to either stock or a cash equivalent, of which 5,901,774 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense is recognized associated with the change in that liability balance and is recorded as general and administrative expense. This liability balance was $390 and $68 as of December 31, 2000 and 1999, respectively, and was included in accrued compensation and employee benefit costs.

Note 15
Debt
----
Debt at December 31 consisted of the following:
                                                               2000        1999
-------------------------------------------------------------------------------
Unsecured debentures and notes:
 $200, 8.25% due Jul. 1, 2000                                $    -      $  200
 $174, 8 3/8% due Feb. 15, 2001                                 174         177
 $49, 7.565% due Mar. 30, 2002                                   49          52
 $120, 9.25% due Apr. 1, 2002                                   120         120
 $300, 6 3/4% due Sep. 15, 2002                                 299         298
 $300, 6.35% due Jun. 15, 2003                                  300         300
 $200, 7 7/8% due Feb. 15, 2005                                 206         207
 $300, 6 5/8% due Jun. 1, 2005                                  294         293
 $250, 6.875% due Nov. 1, 2006                                  248         248
 $175, 8 1/10% due Nov. 15, 2006                                175         175
 $350, 9.75% due Apr. 1, 2012                                   348         348
 $400, 8 3/4% due Aug. 15, 2021                                 398         398
 $300, 7.95% due Aug. 15, 2024                                  300         300
 $250, 7 1/4% due Jun. 15, 2025                                 247         247
 $250, 8 3/4% due Sep. 15, 2031                                 248         248
 $175, 8 5/8% due Nov. 15, 2031                                 173         173
 $300, 6 5/8% due Feb. 15, 2038                                 300         300
 $100, 7.50% due Aug. 15, 2042                                  100         100
 $175, 7 7/8% due Apr. 15, 2043                                 173         173
 $125, 6 7/8% due Oct. 15, 2043                                 125         125
Senior debt securities
 6.0% - 9.4% due through 2011                                 1,563          30
Senior medium-term notes,
 5.6% - 10.0% due through 2017                                1,775       1,426
Subordinated medium-term notes
 6.4% - 8.3% due through 2004                                    25          45
Capital lease obligations
 due through 2008                                               380         386
Other notes                                                     779         363
-------------------------------------------------------------------------------
                                                             $8,799      $6,732
===============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. Maturities of long-term debt for the next five years are as follows:

                    2001    2002    2003    2004    2005
                    ------------------------------------
                    $538  $1,176    $832    $202  $1,209
                    ====================================

The Company has $3,000 currently available under credit line agreements, which includes $1,000 available but unused under a credit line agreement between Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, and a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements.

Additionally, BCC currently has an effective shelf registration with the Securities and Exchange Commission totaling $2,640. From this $2,640 shelf, on September 17, 2000, $1,500 was issued in Senior Global Notes consisting of three tranches: $500 2-year variable rate notes (variable rate is based upon a 3 month LIBOR, reset quarterly, plus 9 basis points), $500 5-year 7.10% fixed rate notes, and $500 10-year 7.375% fixed rate notes. The remaining $1,140 was allocated to a new Medium-Term Note (MTN) Program made effective August 31, 2000. As of December 31, 2000, BCC had issued and sold $500 in aggregate principal amounts of such notes, at interest rates ranging from 6.35% to 6.68% and with maturities ranging from one to seven years.

At December 31, 2000 and 1999 borrowing under commercial paper and uncommitted short-term bank facilities totaling $653 and $228 were supported by available unused commitments under the revolving credit agreement. Total consolidated debt attributable to BCC amounted to $4,318 and $2,058 as of December 31, 2000 and 1999, respectively.

The $100 note due August 15, 2042, with a stated rate of 7.50% was issued to a private investor in connection with an interest rate swap arrangement that resulted in an effective synthetic rate of 7.865%. This swap arrangement was terminated on December 19, 2000. Additionally, BCC has interest rate swaps totaling $639 relating to capital lease obligations and $310 relating to medium-term and senior notes. Of the swaps attributable to capital lease obligations: $347 have a receive rate that is floating based on LIBOR and a pay rate that is fixed; and $292 have a receive rate that is fixed, and a pay rate that is floating based on LIBOR. Of the swaps attributable to medium-term and senior notes: $280 have a receive rate that is fixed and a pay rate that is floating based on LIBOR; and $30 have a receive rate that is floating based on LIBOR, and a pay rate that is fixed. Interest rate swaps on these capital lease obligations and, medium-term and senior notes are settled on the same dates interest is due on the underlying obligations.

BCC has available approximately $60 in uncommitted, short-term bank credit facilities whereby BCC may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as BCC and the banks may mutually agree. At December 31, 2000 and 1999, borrowings on these credit facilities totaled $0 and $90, respectively. The weighted average interest rate on short-term borrowings at December 31, 1999, was 6.0%.

Total debt interest, including amounts capitalized, was $527, $512 and $518 for the years ended December 31, 2000, 1999 and 1998, and interest payments were $599, $517 and $514, respectively.

Short-term debt and current portion of long-term debt as of December 31, 2000, consisted of the following: $179 of unsecured debentures and notes, $311 of senior debt securities, senior medium-term notes, subordinated medium-term notes, $51 of capital lease obligations, and $691 of other notes.

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

                                                                 Other
                                           Pensions     Postretirement Benefits
                                        --------------  -----------------------
                                        2000      1999           2000      1999
-------------------------------------------------------------------------------
Benefit obligation
  Beginning balance                 $ 27,621   $28,887        $5,569    $ 4,418
   Service cost                          636       651           138        111
   Interest cost                       2,079     1,879           418        302
   Plan participants'
    contributions                          1         2
   Amendments                            196        52          (178)
   Actuarial loss (gain)                (666)   (2,098)          539      1,036
   Acquisitions/dispositions, net      1,160       (17)          129
   Benefits paid                      (1,925)   (1,735)         (347)      (298)
-------------------------------------------------------------------------------
Ending balance                      $ 29,102   $27,621        $6,268     $5,569
===============================================================================
Plan assets - fair value
  Beginning balance                 $ 37,026   $32,609           $22
   Acquisitions/dispositions, net      1,684      (143)
   Actual return on plan assets        6,022     6,242             2
   Company contribution                   30        22            10
   Plan participants'
    contributions                          1         2
   Benefits paid                      (1,898)   (1,716)           (4)
   Exchange rate adjustment               (9)       10
-------------------------------------------------------------------------------
  Ending balance                    $ 42,856   $37,026           $30
===============================================================================
Reconciliation of funded status
 to net amounts recognized
  Funded status - plan assets
   in excess of (less than)
   projected benefit obligation     $ 13,754   $ 9,405       $(6,238)   $(5,569)
  Unrecognized net
   actuarial loss (gain)             (10,652)   (7,234)        1,484      1,063
  Unrecognized prior service costs     1,427     1,418          (502)      (371)
  Unrecognized net transition asset      (30)     (135)
  Adjustment for fourth
   quarter contributions                   8         4            93
-------------------------------------------------------------------------------
Net amount recognized               $  4,507    $3,458       $(5,163)   $(4,877)
===============================================================================
Amount recognized in statement
 of financial position
  Prepaid benefit cost              $  4,845   $ 3,845
  Intangible asset                        69        64
  Accumulated other
   comprehensive income                    8         1
  Accrued benefit liability             (415)     (452)      $(5,163)  $(4,877)
-------------------------------------------------------------------------------
Net amount recognized               $  4,507   $ 3,458       $(5,163)  $(4,877)
===============================================================================

Components of net periodic benefit costs and other supplemental information were as follows:

Year ended December 31,                            2000        1999        1998
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - Pensions
Service cost                                    $   636     $   651    $   573
Interest cost                                     2,079       1,879      1,793
Expected return on plan assets                   (3,117)     (2,689)    (2,507)
Amortization of transition asset                   (103)       (106)       (86)
Amortization of prior service cost                  149         139        101
Recognized net actuarial loss (gain)                (72)          1          5
-------------------------------------------------------------------------------
Net periodic benefit income                     $  (428)    $  (125)   $  (121)
===============================================================================

Year ended December 31,                            2000        1999        1998
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - OPB
Service cost                                    $   138     $   111     $    81
Interest cost                                       419         302         271
Expected return on plan assets                       (2)         (2)
Amortization of prior service cost                  (66)        (47)        (45)
Recognized net actuarial loss (gain)                 44          10         (16)
-------------------------------------------------------------------------------
Net periodic benefit cost                       $   533     $   374     $   291
===============================================================================

Weighted average assumptions
as of December 31,                                 2000        1999        1998
-------------------------------------------------------------------------------
Discount rate:
 pensions and OPB                                 7.75%       7.50%       6.50%
Expected return on plan assets                    9.25%       9.00%       8.75%
Rate of compensation increase                     5.50%       5.50%       4.50%

Effect of 1% change in
assumed health care costs                          2000        1999        1998
-------------------------------------------------------------------------------
Effect on total of service
 and interest cost
   1% increase                                    $  64       $  51       $  44
   1% decrease                                      (57)        (44)        (39)
Effect on postretirement
 benefit obligation
   1% increase                                      603         530         452
   1% decrease                                     (517)       (474)       (406)

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

Effective January 1, 1999, two new pension plans were created for the salaried, non-represented employees of pre-merger Boeing and McDonnell Douglas. Assets and liabilities associated with benefits earned through 1998 were transferred to the new plans, which will provide substantially the same benefit levels as the prior plans. Effective July 1, 1999, assets and liabilities associated with benefits earned by substantially all salaried, non-represented employees covered under the BNA Retirement Plan were transferred to the new pension plan created for the pre-merger Boeing employees.

Effective October 6, 2000, the Company acquired a substantial portion of Hughes' pension assets and liabilities. The acquired pension plans assets exceeded liabilities by $626. This acquisition comprised a substantial portion of the year 2000 "Acquisition/disposition, net" activity shown previously.

The Company has certain unfunded and partially funded plans with a projected benefit obligation of $488 and $432, plan assets of $17 and $43, and unrecognized prior service costs and actuarial losses of $125 and $124 as of December 31, 2000 and 1999. The net provision for these plans was $56, $63 and $52 for 2000, 1999 and 1998, respectively.

The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. The provision for these defined contribution plans in 2000, 1999 and 1998 was $406, $409 and $417, respectively.

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

Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 9.5% annual rate for 2000, decreasing to a 5.5% annual growth rate by 2010. In 1999, benefit costs for retiree health care were calculated based on an annual growth rate of 10%, decreasing to a 5.5% annual growth rate by 2010.

Note 17
Shareholders' Equity
--------------------
In August 1998, the Board of Directors approved a resolution authorizing management to repurchase up to 15% of the Company's issued and outstanding stock as of June 30, 1998 (excluding shares held by the ShareValue Trust), which amounted to 145,899,000 shares. This repurchase program was completed in 2000. In December 2000 an additional repurchase program was authorized by the Board of Directors. Under this resolution, management is authorized to repurchase up to 85,000,000 shares.

Twenty million shares of authorized preferred stock remain unissued.


Note 18
Share-Based Plans
-----------------
The share-based plans expense caption on the Consolidated Statements of Operations represents the total expense recognized for all company plans that are payable only in stock. These plans are described below.

Performance Shares
Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock issue price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 184.2%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Shares awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if the Company's total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

During 2000, 75% of the Performance Share awards expiring February 22, 2004, were converted to common stock or deferred stock units (cumulative 3,402,874 Performance Shares), and 55% of the Performance Share awards expiring February 28, 2005, were converted to common stock or deferred stock units (cumulative 3,495,725 Performance Shares).

The following table summarizes information about Performance Shares outstanding at December 31, 2000, 1999 and 1998, respectively. Shares outstanding are not reduced for cumulative Performance Shares converted to common stock or deferred stock units.

                                                 Performance
(shares in thousands)                         Shares Outstanding
Grant    Expiration                       ------------------------
Date        Date      Issue Price         2000      1999      1998
------------------------------------------------------------------
 2/23/98   2/23/03      $50 11/16        3,490     3,459     3,586
12/14/98                 33 9/16                      46        46
 2/22/99   2/22/04       36 1/4          4,524     4,569
 2/28/00   2/28/05       37              5,032
10/09/00   2/28/05       37              1,299
==================================================================

The Company recognized share-based expense of $147, $77 and $38 for 2000, 1999 and 1998, respectively, attributable to Performance Shares.

Other stock unit awards
The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,880,544, 1,629,945 and 1,161,652 as of December 31, 2000, 1999 and 1998, respectively.

ShareValue Trust
The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2000, the Trust held 39,156,280 shares of the Company's common stock, split equally between two funds, "fund 1" and "fund 2." If on June 30, 2002, the market value of fund 1 exceeds $949 (the threshold representing a 3% per annum rate of return), the amount in excess of the threshold will be distributed to employees. The June 30, 2002, market value of fund 1 after distribution (if any) will be the basis for determining any potential distribution on June 30, 2006. Similarly, if on June 30, 2004, the market value of fund 2 exceeds $913, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010 after final distribution will revert back to the Company.

The dilutive shares associated with the ShareValue Trust are 5,049,765 at December 31, 2000.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. The Company recognized a share-based expense attributable to the ShareValue Program of $72 for each year presented. The ShareValue Trust expense is calculated under the provisions of SFAS No. 123.

Stock Options
The Company's 1997 Incentive Stock Plan permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries and contract employees. Under the terms of the plan, 61,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 plan will terminate on April 30, 2007. As of December 31, 2000, no SARs have been granted under the 1997 Plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of the Company or its subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these three plans.

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

In 1994, McDonnell Douglas shareholders approved the 1994 Performance Equity Incentive Plan. Restricted stock issued under this plan prior to 1997 vested upon the merger between McDonnell Douglas and The Boeing Company. As of December 31, 2000, a total of 594,000 shares had been granted and of those 151,892 remain restricted. Substantially all compensation relating to these restricted shares is being amortized to expense over a period of six years. Unearned compensation is reflected as a component of shareholders' equity.


Information concerning stock options issued to directors, officers and other employees is presented in the following table.

                              2000                1999               1998
                        -------------------------------------------------------
                                Weighted            Weighted           Weighted
                                 Average             Average            Average
                                Exercise            Exercise           Exercise
(Shares in thousands)   Shares     Price   Shares      Price   Shares     Price
-------------------------------------------------------------------------------
Number of shares
 under option:
  Outstanding at
   beginning of year    29,228    $38.02   28,653     $36.03   27,705    $32.36
  Granted                3,693     45.63    3,462      43.40    3,772     52.72
  Exercised             (4,673)    28.30   (2,345)     22.03   (2,493)    20.77
  Canceled or expired     (328)    46.20     (515)     39.33     (255)    46.35
  Exercised as SARs        (16)    21.56      (27)     19.70      (76)    19.27
                        ------             ------              ------
  Outstanding at
   end of year          27,904     40.58   29,228      38.02   28,653     36.03
===============================================================================
  Exercisable at
   end of year          18,710    $37.32   19,749     $34.58   15,577    $29.57
===============================================================================

As of December 31, 2000, 32,939,588 shares were available for grant under the 1997 Incentive Stock Plan, and 2,007,358 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands).

                           Options Outstanding              Options Exercisable
                   -----------------------------------     --------------------
                                 Weighted
                                  Average     Weighted                 Weighted
                                Remaining      Average                  Average
Range of                      Contractual     Exercise                 Exercise
Exercise Prices    Shares     Life(years)        Price     Shares         Price
-------------------------------------------------------------------------------
$10 to $19          2,753             2.8       $16.00      2,753        $16.00
$20 to $29          4,208             3.5       $23.35      4,208        $23.35
$30 to $39          3,845             8.0       $39.17      1,333        $38.51
$40 to $49          7,337             6.8       $42.38      4,422        $41.86
$50 to $59          9,684             7.0       $54.03      5,994        $53.29
$60 to $69             77            10.1       $66.41          -             -
-------------------------------------------------------------------------------
                   27,904                                  18,710
===============================================================================

The Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 2000, 1999 and 1998 to be $18.18, $17.67 and $19.99, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions.


                                       Expected                       Risk-Free
             Grant    -------------------------------------------      Interest
              Date    Option Term    Volatility    Dividend Yield          Rate
-------------------------------------------------------------------------------
2000       6/21/00        9 years           22%              1.1%          6.1%
          10/09/00        9 years           23%              1.1%          5.8%
          10/10/00        9 years           23%              1.1%          5.8%
-------------------------------------------------------------------------------
1999       6/28/99        9 years           22%              1.1%          6.3%
-------------------------------------------------------------------------------
1998       4/13/98        9 years           20%              1.1%          5.9%
===============================================================================

The Company recognized share-based expense of $41, $35 and $31 in 2000, 1999 and 1998, respectively, attributable to stock options with an offset to additional paid-in capital.

Note 19
Derivative Financial Instruments
--------------------------------
The derivative financial instruments held by the Company at December 31, 2000, primarily consisted of simple and specifically tailored interest rate swaps and foreign currency forward contracts.

The interest rate swaps, which are associated with certain customer financing receivables and long-term debt, are designed to achieve a desired balance of fixed and variable rate positions. These swaps are accounted for as integral components of the associated receivable and debt, with interest accrued and recognized based upon the effective rates. Due to the component nature of these interest rate swaps, there are no associated gains or losses. (See Note 10, 15 and 22.)

The Company has foreign currency forward contracts that were entered into to hedge receipt and expenditure commitments made in foreign currencies. As of December 31, 2000, the notional amount of foreign currency forward contracts through 2003 was $484, with unrealized losses, net of unrealized gains, of $23. Additionally, at December 31, 2000, the Company had foreign currency forward contracts with a notional value of $247 that were carried at market value. The Company realized a net gain of $5 attributable to these currency forward contracts in 2000.

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that the statement of financial position reflect the current market price of derivatives. With the adoption of SFAS No. 133, the Company recognized a transition gain of $1 after tax, and an adjustment to accumulated other comprehensive income of a loss of $11 after tax.

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

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2005 totaled $6,230 and $5,015 as of December 31, 2000 and 1999. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $288 and $212 as of December 31, 2000 and 1999.

The Company had financing commitments with TWA related to aircraft on order totaling $642 as of December 31, 2000. On January 10, 2001, TWA and certain of its domestic subsidiaries filed voluntary petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. This action eliminated the Company's financing commitment.

Participations in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables totaled $54 and $58 as of December 31, 2000 and 1999.

The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral, totaled $655 ($261 associated with commercial aircraft and collateralized) and $725 ($336 associated with commercial aircraft and collateralized) as of December 31, 2000 and 1999.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral, totaled $522 and $485 as of December 31, 2000 and 1999. These asset value guarantees relate to commercial aircraft and are collateralized.

As of December 31, 2000 and 1999, accounts payable and other liabilities included $468 and $561 attributable to risks associated with off-balance-sheet financing commitments.

Note 21
Significant Group Concentrations of Credit Risk
-----------------------------------------------
Financial instruments involving potential credit risk are predominantly with commercial airline customers and the U.S. Government. As of December 31, 2000, off-balance-sheet financial instruments described in Note 20 predominantly related to commercial aircraft customers. Of the $11,887 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position, $5,358 related to commercial aircraft customers and $2,693 related to the U.S. Government. Other than Trans World Airlines (TWA), discussed hereafter, no single commercial airline customer was associated with a significant portion of all financial instruments relating to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

Of the $5,358 of commercial accounts receivable and aircraft customer financing, $4,201 related to customers the Company believes have less than investment-grade credit. Similarly, of the $6,230 of irrevocable financing commitments related to aircraft on order including options, $5,388 related to customers the Company believes have less than investment-grade credit.

As of December 31, 2000, the Company had customer financing in place totaling $1,459 with TWA. The Company also had $642 of financing commitments that have been eliminated as a result of the proceedings noted below. On January 10, 2001, TWA and certain of its domestic subsidiaries filed voluntary petitions in the U.S. District Court in Wilmington, Delaware for relief under Chapter 11 of the U.S. Bankruptcy Code. TWA has received the Court's approval for an asset purchase agreement with American Airlines pursuant to section 363 of the bankruptcy code. The sale of TWA's assets to American is subject to, among other things, higher and better offers as a result of a bidding process plus Bankruptcy Court approval. TWA has received $200 in Debtor in Possession financing from American. This financing is intended to enable TWA's continued operation during the transition period.

Based on the Company's assessment of the underlying collateral position held by the Company, possible future non-performance of financing currently extended to TWA would not have a material adverse impact on the Company's financial position or results of operations.

Note 22
Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------
As of December 31, 2000 and 1999, the carrying amount of accounts receivable was $4,928 and $3,453, and the fair value of accounts receivable was estimated to be $4,807 and $3,385. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 2000 and 1999, the carrying amount of debt, net of capital leases, was $8,419 and $6,346 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $8,866 and $6,393. The Company's debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 2000.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2000, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2000, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Trial on all issues now is set for May 1, 2001. Final resolution of the A-12 litigation will depend on the outcome of such trial and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2000, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997, through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997, and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. The action now is set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation
(MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. (The indictment has since been dismissed as against that employee but his dismissal is the subject of a pending appeal by the government to the U.S. Court of Appeals for the D.C. Circuit.) The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

As a result of the indictment, the Department of State has discretion to deny defense-related export privileges to MDC or a division or subsidiary of MDC. The agency exercised that discretion on January 5, 2000, by establishing a "denial policy" with respect to defense-related exports of MDC and its subsidiaries. Most of MDC's major existing defense programs were, however, excepted from that policy due to overriding U.S. foreign policy and national security interests. Other exceptions have been granted. There can, however, be no assurance as to how the Department will exercise its discretion as to program or transaction exceptions for other programs or future defense-related exports. In addition, the Department of Commerce has authority to temporarily deny other export privileges to, and the Department of Defense has authority to suspend or debar from contracting with the military departments, MDC or a division or subsidiary of MDC. Neither agency has taken action adverse to MDC or its divisions or subsidiaries thus far. Based upon all available information, the Company does not expect actions that would have a material adverse effect on its financial position or continuing operations. In the unanticipated event of a conviction, MDC would be subject to Department of State and Department of Commerce denials or revocations of MDC export licenses. MDC also would be subject to Department of Defense debarment proceedings.

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck

v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On March 15, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years (approximately 70,000).

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. The deadline for filing plaintiffs' motion for class certification, originally scheduled to be heard on August 25, 2000, now has been extended until May 2001. The Company intends to vigorously contest this lawsuit.

In October 1999, a number of individual plaintiffs filed a federal court action alleging employment discrimination based upon race and national (sic) origin (Asian). This action was subsequently consolidated with a related suit making similar allegations and class action status was sought in a motion filed on January 3, 2001. The class for which certification is being sought would include all non-management salaried workers of Asian descent employed in Washington State. The action is limited to claims of alleged discrimination in compensation, promotion, transfer, retention rating, and job classification.

The Company has denied the allegations of discrimination and plans to oppose the motion for class certification and vigorously defend the lawsuit. The court's decision on class certification is anticipated to be issued as early as the second quarter of 2001.


Note 24
Segment Information
-------------------
Segment information may be found on pages 53-57.

                     THE BOEING COMPANY AND SUBSIDIARIES

                    QUARTERLY FINANCIAL DATA (UNAUDITED)



(Dollars in millions except per share data)

                                 2000                           1999
                    -----------------------------------------------------------
Quarter             4th     3rd     2nd     1st     4th     3rd     2nd     1st
===============================================================================
Sales and other
 operating
 revenues       $14,693 $11,877 $14,841  $9,910 $15,200 $13,279 $15,122 $14,392

Earnings from
 operations         712     865     925     556     970     668     793     739

Net earnings        481     609     620     418     662     477     701     469

Basic earnings
 per share         0.57    0.71    0.71    0.48    0.75    0.52    0.75    0.50

Diluted earnings
 per share         0.55    0.70    0.71    0.48    0.74    0.52    0.75    0.50
-------------------------------------------------------------------------------

Cash dividends
 per share          .17     .14     .14     .14     .14     .14     .14     .14
-------------------------------------------------------------------------------

Market price:
   High           70.94   66.94   42.25   48.13   46.44   48.50   45.88   37.69
   Low            54.00   41.44   34.06   32.00   37.06   41.06   33.50   32.56
   Quarter end    66.00   63.13   41.81   37.94   41.44   42.63   44.00   34.00
===============================================================================

                        Independent Auditors' Report

Board of Directors and Shareholders, The Boeing Company:
We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                          /s/ Deloitte & Touche LLP
                          -------------------------
                            Deloitte & Touche LLP
                             Seattle, Washington
                              January 26, 2001

                     THE BOEING COMPANY AND SUBSIDIARIES

                              FIVE-YEAR SUMMARY

(Dollars in millions except per share data)

                                       2000     1999     1998     1997     1996
===============================================================================
Operations
Sales and other operating revenues
  Commercial Airplanes (a)          $31,171  $38,475  $36,998  $27,479  $19,916
  Military Aircraft and Missiles     12,197   12,220   12,990
  Space and Communications            8,039    6,831    6,889
                                    -------  -------  -------
   Information, Space and Defense
    Systems (b)                      20,236   19,051   19,879   18,125   14,934
  Customer and commercial
   financing, other                     758      771      612      746      603
  Accounting differences/
   eliminations                        (844)    (304)  (1,335)    (550)
-------------------------------------------------------------------------------
    Total                           $51,321  $57,993  $56,154  $45,800  $35,453
-------------------------------------------------------------------------------
Net earnings (loss)                 $ 2,128  $ 2,309  $ 1,120  $  (178) $ 1,818
  Basic earnings
   (loss) per share                    2.48     2.52     1.16     (.18)    1.88
  Diluted earnings
   (loss) per share                    2.44     2.49     1.15     (.18)    1.85
--------------------------------------------------------------------------------
Cash dividends paid                 $   504  $   537  $   564  $   557  $   480
 Per share                              .59      .56      .56      .56      .55
--------------------------------------------------------------------------------
Other income, principally interest      386      585      283      428      388
--------------------------------------------------------------------------------
Research and development expense      1,441    1,341    1,895    1,924    1,633
General and administrative expense    2,335    2,044    1,993    2,187    1,819
--------------------------------------------------------------------------------
Additions to plant and
 equipment, net                         932    1,236    1,665    1,391      971
Depreciation of plant and equipment   1,159    1,330    1,386    1,266    1,132
--------------------------------------------------------------------------------
Employee salaries and wages          11,615   11,019   12,074   11,287    9,225
Year-end workforce                  198,000  197,000  231,000  238,000  211,000
================================================================================
Financial position at December 31
Total assets                        $42,028  $36,147  $37,024  $38,293  $37,880
Working capital                      (2,425)   2,056    2,836    5,111    7,783
Net plant and equipment               8,814    8,245    8,589    8,391    8,266
--------------------------------------------------------------------------------
Cash and short-term investments       1,010    3,454    2,462    5,149    6,352
Total debt                            8,799    6,732    6,972    6,854    7,489
Customer and commercial
 financing assets                     6,959    6,004    5,711    4,600    3,888
--------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

(Dollars in millions except per share data)

                                       2000     1999     1998     1997     1996
===============================================================================
Shareholders' equity                 11,020   11,462   12,316   12,953   13,502
 Per share                            13.18    13.16    13.13    13.31    13.96
Common shares outstanding
 (in millions) (c)                    836.3    870.8    937.9    973.5    967.2
================================================================================
Contractual backlog
Commercial Airplanes               $ 89,780 $ 72,972 $ 86,057 $ 93,788 $ 86,151
Military Aircraft and Missiles       17,113   15,691   17,007
Space and Communications             13,707   10,585    9,832
                                   -------- -------- --------
Information, Space and Defense
 Systems                             30,820   26,276   26,839   27,852   28,022
--------------------------------------------------------------------------------
Total                              $120,600 $ 99,248 $112,896 $121,640 $114,173
================================================================================

Cash dividends have been paid on common stock every year since 1942.

(a) For Commercial Airplanes segment sales and other operating revenues, year 1996 are reported in accordance with GAAP; years 2000, 1999, 1998, and 1997 are reported in accordance with segment reporting, as discussed in Note 24.

(b) The Information, Space, and Defense Systems segment of the Company was reorganized into two segments: the Military Aircraft and Missile Systems segment and the Space and Communications segment, which have been reported as separate business segments since 1998. It is not practicable to determine the Military Aircraft and Missiles and the Space and Communications break out of the Information, Space and Defense Systems segment information for 1997 and 1996.

(c) Computation excludes treasury shares and the outstanding shares held by the ShareValue Trust.

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

EQUISERVE
P.O. Box 43010
Providence, RI 02940-3008
(888) 777-0923 (toll-free for domestic U.S. callers)
(781) 575-3400 (non-U.S. callers may call collect)

Boeing registered shareholders can also obtain answers to frequently asked questions, such as transfer instructions, direct deposit, optional cash payments, and terms of the Dividend Reinvestment and Stock Purchase Plan through EquiServe's home page on the World Wide Web at http://www.equiserve.com.

Registered shareholders also have secure Internet access to their accounts through EquiServe's home page (see above website address). They can check account information, view share balances, initiate certain transactions and download a variety of forms related to stock transactions. Initial passwords were sent to registered shareholders with their March 2000 dividends. If you are a registered shareholder and want Internet access but did not receive a password, or have lost your password, please call one of the EquiServe phone numbers shown above, or go to EquiServe's website and click on Account Access.

ANNUAL MEETING
The annual meeting of Boeing shareholders is scheduled to be held on Monday, April 30, 2001. Details are provided in the proxy statement.

ELECTRONIC PROXY RECEIPT AND VOTING
Shareholders have the option of voting their proxies by Internet or tele-phone, instead of returning their proxy cards through the mail. Instructions are in the proxy statement and attached to the proxy card for the annual meeting.

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

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information is available toll-free from Boeing Shareholder Services at (800) 457-7723. You may also speak to a Boeing Shareholder Services representative at (206) 655-1990 between 8:00 a.m. and 4:30 p.m. Pacific Time.

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

CHANGE OF ADDRESS
For Boeing registered shareholders:
EquiServe
P.O. Box 43010
Providence, RI 02940-3008
or call (888) 777-0923

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

              (10) (xix)  Restricted Stock Unit Grant Agreement

This Agreement is entered as of the date indicated below between James F. Albaugh and the Boeing Company (the Company).

                            TERMS AND CONDITIONS
1.  The Company hereby grants to James F. Albaugh Restricted Stock Units
    (RSUs) pursuant to The Boeing Company 1997 Incentive Stock Plan for Employees (the Plan). Mr. Albaugh will be credited with four million and five humdred thousand dollars of RSUs as set forth below.

2. The number of RSUs to be granted will be determined by dividing the $4,500,000 by the Fair Market Value of the Common Stock of the Company on the Grant Date as determined below in Paragragh 3. The number will be carried to two decimal places. "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal.

3.  The RSU Grant Date will be October 18, 1999.

4. The RSU grant will vest upon satisfaction of the following performance criteria:

    a) One-third of the RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for three years from the Grant Date; and,

    b) one-third of the RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for four years following the Grant Date; and

    c) the remaining RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for five years following the Grant Date.

5. The RSU account will be credited on a quarterly basis with additional RSUs (earning credit RSUs) equal in number to the number of shares of the Company's common stock that could be purchased with the cash dividends payable on the number of shares of Company stock that equals the number of RSUs in the account. The determination of the number of shares to be credited will be based on the Fair Market Value of the Common Stock of the Company on the dividend payment date (or on the next business day on which the New York Stock Exchange is open, if the Exchange is closed on the dividend payment date). He will be notified annually of the number of earnings credit RSUs in his account. Earnings credit RSUs will vest at the same time as the RSUs will which they are associated.

6. The Company will maintain an account and will annually report the RSU account balance to him.

7. If employment with the Company or a subsidiary is terminated for any reason other than death, layoff or disability his RSUs will be forfeited and canceled. Earnings credit RSUs will be forfeited and canceled along with the RSUs with which they are associated.

8. Distribution for the RSU account will be made within thirty days after the vesting date of the RSUs. Distributions will be in whole shares of the Company's common stock. Distributions of shares will be equal in number to the whole number of vested RSUs in the account. Fractional share values will be applied to income tax withholding.

9. The Company will deduct from any distributions to Mr. Albaugh any tax withholding required by law, and any amounts owed by him to the Company.

Dated December 7, 1999

                                                 THE BOEING COMPANY

/s/ James F. Albaugh                       by   /s/ Philip M. Condit
--------------------                            --------------------
    James F. Albaugh                                Philip M. Condit

              (10) (xx)  Restricted Stock Unit Grant Agreement

This Agreement is entered as of the date indicated below between Alan R. Mulally (Mulally) and the Boeing Company (the Company).

                            TERMS AND CONDITIONS
1.  The Company hereby grants to Mulally Restricted Stock Units
    (RSUs) pursuant to The Boeing Company 1997 Incentive Stock Plan for Employees (the Plan). Mulally will be credited with five million dollars of RSUs as set forth below.

2. The number of RSUs to be granted will be determined by dividing the $5.0 million by the Fair Market Value of the Common Stock of the Company on the Grant Date as determined below in Paragragh 3. "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal. The number will be carried out to two decimal places.

3.  The RSU Grant Date will be June 29, 1998.

4. The RSU grant will vest upon satisfaction of the following performance criteria:

    a) 33% of the RSUs shall vest if Mr. Mulally remains employed with the Company for one year from the Grant Date; and,

    b) an additional 33% of the RSUs shall vest if Mr. Mulally remains employed with the Company for two years following the Grant Date; and,

    c) the remaining 34% of the RSUs shall vest if he remains employed with the Company for three years following the Grant Date.

5. Mulally's RSU account will be credited on a quarterly basis with additional RSUs (earning credit RSUs) equal in number to the number of shares of the Company's common stock that could be purchased with the cash dividends payable on the number of shares of Company stock that equals the number of RSUs in Mulally's account. The determination of the number of shares to be credited will be based on the Fair Market Value of the Common Stock of the Company on the dividend payment date (or on the next business day on which on the New York Stock Exchange is open, if the Exchange is closed on the dividend payment date). Mulally will be notified annually of the number of earnings credit RSUs in his account. Earnings credit RSUs will vest at the same time as the RSUs will which they are associated.

6. The Company will maintain an account for Mulally and will annually report the RSU account balance to Mulally.

7. If Mulally's employment with the Company or a subsidiary is terminated for any reason other than death, layoff or disability under the Company's Employee Retirement Plan or Long Term Disability Benefit Plan prior to the achievement of the vesting schedule, his RSUs will be forfeited and canceled. Earnings credit RSUs will be forfeited and canceled along with the RSUs with which they are associated.

8. Distribution from Mulally's RSU account will be made within thirty days after the vesting date of the RSUs. Distributions will be in whole shares of the Company's common stock. Distributions of shares will be equal in number to the whole number of vested RSUs in Mulally's account. Fractional share values will be applied to income tax withholding.

9. The Company will deduct from any distributions to Mulally any tax withholding required by law, and any amounts owed by Mulally to the Company.

Dated June 30, 1998

                                                 THE BOEING COMPANY

/s/ Alan R. Mulally                           by   /s/ Philip M. Condit
--------------------                               --------------------
    Alan R. Mulally                                    Philip M. Condit

              (10) (xxi)  Restricted Stock Unit Grant Agreement

This Agreement is entered as of the date indicated below between Michael M. Sears and the Boeing Company (the Company).

                            TERMS AND CONDITIONS
1.  The Company hereby grants to Michael M. Sears Restricted Stock Units
    (RSUs) pursuant to The Boeing Company 1997 Incentive Stock Plan for Employees (the Plan). Mr. Sears will be credited with four million and five hundred thousand dollars of RSUs as set forth below.

2. The number of RSUs to be granted will be determined by dividing the $4,500,000 by the Fair Market Value of the Common Stock of the Company on the Grant Date as determined below in Paragragh 3. The number will be carried to two decimal places. "Fair Market Value" equals the mean of the high and low per share trading prices for the common stock of the Company as reported in The Wall Street Journal.

3.  The RSU Grant Date will be October 18, 1999.

4. The RSU grant will vest upon satisfaction of the following performance criteria:

    a) One-third of the RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for three years from the Grant Date; and,

    b) one-third of the RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for four years following the Grant Date; and

    c) the remaining RSUs and applicable dividend equivalents shall vest if he remains employed with the Company for five years following the Grant Date.

5. The RSU account will be credited on a quarterly basis with additional RSUs (earning credit RSUs) equal in number to the number of shares of the Company's common stock that could be purchased with the cash dividends payable on the number of shares of Company stock that equals the number of RSUs in the account. The determination of the number of shares to be credited will be based on the Fair Market Value of the Common Stock of the Company on the dividend payment date (or on the next business day on which on the New York Stock Exchange is open, if the Exchange is closed on the dividend payment date). He will be notified annually of the number of earnings credit RSUs in his account. Earnings credit RSUs will vest at the same time as the RSUs will which they are associated.

6. The Company will maintain an account and will annually report the RSU account balance to him.

7. If employment with the Company or a subsidiary is terminated for any reason other than death, layoff or disability his RSUs will be forfeited and canceled. Earnings credit RSUs will be forfeited and canceled along with the RSUs with which they are associated.

8. Distribution for the RSU account will be made within thirty days after the vesting date of the RSUs. Distributions will be in whole shares of the Company's common stock. Distributions of shares will be equal in number to the whole number of vested RSUs in the account. Fractional share values will be applied to income tax withholding.

9. The Company will deduct from any distributions to Mr. Sears any tax withholding required by law, and any amounts owed by him to the Company.

Dated October 18, 1999

                                                 THE BOEING COMPANY

/s/ Michael M. Sears                       by   /s/ Philip M. Condit
--------------------                            --------------------
    Michael M. Sears                                Philip M. Condit

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                       Incorporation
==============================================================================
2433265 Manitoba Ltd.                                         Manitoba
692567 Ontario Limited                                        Ontario
757UA, Inc.                                                   Delaware
767ER, Inc.                                                   Delaware
ACN 004 471 078 PTY LIMITED                                   Australia
AeroInfo Systems, Inc.                                        British Columbia
AeroSpace Technologies of Australia Limited                   Australia
Aileron Inc.                                                  Delaware
Airspace Safety Analysis Corporation                          Delaware
Akash, Inc.                                                   Delaware
Aldford-1 Corporation                                         Delaware
Astro Limited                                                 Bermuda
Astro-II, Inc.                                                Vermont
Autometric, Inc.                                              Maryland
Autonetics, Inc.                                              Delaware
Aviatek Pty Limited                                           Australia
Bahasa Aircraft Corporation                                   Delaware
BCC (Aircraft Acquisition) Limited                            England
BCC Alpine Leasing, Inc.                                      Delaware
BCC Bolongo Company                                           Delaware
BCC Bolongo Limited                                           Virgin Islands
BCC Carbita Point Company                                     Delaware
BCC Carbita Point Limited                                     Virgin Islands
BCC Charlotte Amalie Company                                  Delaware
BCC Charlotte Amalie Limited                                  Virgin Islands
BCC Drakes Passage Company                                    Delaware
BCC Drakes Passage Limited                                    Virgin Islands
BCC Grand Cayman Limited                                      Cayman Islands
BCC Lindbergh Bay Company                                     Delaware
BCC Lindbergh Bay Limited                                     Virgin Islands
BCC Mafolie Hill Company                                      Delaware
BCC Mafolie Hill Limited                                      Virgin Islands
BCC Magens Bay Company                                        Delaware
BCC Magens Bay Limited                                        Virgin Islands
BCC Mahogany Company                                          Delaware
BCC Mahogany Limited                                          Virgin Islands
BCC Nazareth Company                                          Delaware
BCC Nazareth Limited                                          Virgin Islands
BCC Red Hook Company                                          Delaware
BCC Red Hook Limited                                          Virgin Islands
BCC Smith Bay Company                                         Delaware
BCC Smith Bay Limited                                         Virgin Islands
BCS Richland, Inc.                                            Washington
Beaufoy-1 Corporation                                         Delaware
BNA International Systems, Inc.                               Delaware
BNA Operations International, Inc.                            Delaware
BNJ Foreign Sales Corporation                                 Barbados
BNJ, Inc.                                                     Delaware
Boeing - Corinth Co.                                          Delaware
Boeing - Irving Co.                                           Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                       Incorporation
==============================================================================
Boeing - Oak Ridge Co.                                        Delaware
Boeing Aerospace - TAMS, Inc.                                 Delaware
Boeing Aerospace - U.K., Ltd.                                 Delaware
Boeing Aerospace (Malaysia) Sdn. Bhd.                         Malaysia
Boeing Aerospace Australia Pty. Ltd.                          Delaware
Boeing Aerospace Ltd.                                         Delaware
Boeing Aerospace Middle East Limited                          Delaware
Boeing Aerospace Operations, Inc.                             Delaware
Boeing Aerospace Switzerland, Inc.                            Delaware
Boeing Aircraft Holding Company                               Delaware
Boeing Australia Limited                                      Australia
Boeing Business Services Company                              Delaware
Boeing Canada Inc.                                            Ontario
Boeing Capital Corporation                                    Delaware
Boeing Capital Loan Corporation                               Delaware
Boeing Capital Services Corporation                           Delaware
Boeing Capital Services Loan Corporation                      Delaware
Boeing Capital Washington Corporation                         Delaware
Boeing CAS GmbH                                               Germany
Boeing CAS, Inc.                                              Delaware
Boeing China Technical Services, Inc.                         Delaware
Boeing China, Inc.                                            Delaware
Boeing Commercial Information and Communication Company       Delaware
Boeing Commercial Space Company                               Delaware
Boeing Constructors Nominees Pty. Ltd.                        Australia
Boeing Constructors, Inc.                                     Texas
Boeing Defence UK Limited                                     England
Boeing Domestic Sales Corporation                             Washington
Boeing Electron Dynamic Devices, Inc.                         Delaware
Boeing Enterprises, Inc.                                      Delaware
Boeing Exchange Holdings, Inc.                                Delaware
Boeing Exchange Operations, Inc.                              Delaware
Boeing Financial Corporation                                  Washington
Boeing Finland Oy                                             Finland
Boeing Global Sales Corporation                               Delaware
Boeing Global Services, Inc.                                  Delaware
Boeing International Corporation                              Delaware
Boeing International Holdings, Ltd.                           Bermuda
Boeing International Logistics Spares, Inc.                   Delaware
Boeing International Overhaul & Repair Inc.                   Delaware
Boeing International Sales Corporation                        Washington
Boeing Investment Company, Inc.                               Delaware
Boeing Leasing Company                                        Delaware
Boeing Logistics Spares, Inc.                                 Delaware
Boeing Management Company                                     Delaware
Boeing Middle East Limited                                    Delaware
Boeing Nevada, Inc.                                           Delaware
Boeing North American Space Alliance Company                  Delaware
Boeing North American Space Enterprises Canada, Inc.          Canada
Boeing North American Space Operations Company                Delaware
Boeing of Canada Ltd.                                         Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                       Incorporation
==============================================================================
Boeing Offset Company, Inc.                                   Delaware
Boeing Operations International, Incorporated                 Delaware
Boeing Overseas, Inc.                                         Delaware
Boeing Precision Gear, Inc.                                   Delaware
Boeing Realty Corporation                                     California
Boeing Sales Corporation                                      Guam
Boeing Satellite Systems International, Inc.                  Delaware
Boeing Satellite Systems, Inc.                                Delaware
Boeing Service Company                                        Texas
Boeing Space Operations Company                               Delaware
Boeing Space Systems International Company                    Delaware
Boeing Space Systems International Service Company            Delaware
Boeing Spain, Ltd.                                            Delaware
Boeing Support Services, Inc.                                 Delaware
Boeing Technology International, Inc.                         Washington
Boeing Toronto, Ltd.                                          Canada
Boeing Travel Management Company                              Delaware
Boeing Worldwide Operations Limited                           Bermuda
Boeing-SVS, Inc.                                              Nevada
CAG, Inc.                                                     Oregon
Canard Holdings, Inc.                                         Delaware
CBSA Leasing II, Inc.                                         Delaware
CBSA Leasing, Inc.                                            Delaware
Continental DataGraphics Ltd.                                 United Kingdom
Continental Graphics Corporation                              Delaware
Continental Graphics Holdings, Inc.                           Delaware
Cougar, Ltd.                                                  Bermuda
Delmar Photographic & Printing Company                        North Carolina
Delta Launch Services, Inc.                                   Delaware
Dillon, Inc.                                                  Delaware
Douglas Express Limited                                       Virgin Islands
Douglas Federal Leasing Limited                               Virgin Islands
Douglas Leasing Inc.                                          Delaware
Douglas Realty Company, Inc.                                  California
Falcon II Leasing Limited                                     Virgin Islands
Falcon Leasing Limited                                        Virgin Islands
Fine Chemicals Offset Limited                                 British Virgin
                                                               Islands
Gaucho-1 Inc.                                                 Delaware
Gaucho-2 Inc.                                                 Delaware
Hanway Corporation                                            Delaware
Hawk Leasing, Inc.                                            Delaware
Hawker de Havilland Holdings Pty Ltd                          Australia
Jeppesen DataPlan, Inc.                                       Delaware
Jeppesen GmbH                                                 Germany
Jeppesen Sanderson, Inc.                                      Delaware
Jeppesen U.K. Limited                                         England
Kerbridge Air Control Pty. Limited                            Australia
Kuta-3 Aircraft Corporation, Limited                          Delaware
Kuta-One Aircraft Corporation, Limited                        Delaware
Kuta-Three Aircraft Corporation                               Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                       Incorporation
==============================================================================

Kuta-Two Aircraft Corporation                                 Delaware
Longacres Park, Inc.                                          Washington
Longbow Golf Club Corporation                                 Delaware
McDonnell Douglas Aircraft Finance Corporation                Delaware
McDonnell Douglas Corporation                                 Maryland
McDonnell Douglas Dakota Leasing, Inc.                        Delaware
McDonnell Douglas Express, Inc.                               Delaware
McDonnell Douglas F-15 Technical Services Company,Inc.        Delaware
McDonnell Douglas Finance Corporation - Federal
 Leasing, Limited                                             Virgin Islands
McDonnell Douglas Foreign Sales Corporation                   Virgin Islands
McDonnell Douglas Helicopter Company                          Delaware
McDonnell Douglas Helicopter Support Services, Inc.           Delaware
McDonnell Douglas Indonesia Leasing, Inc.                     Delaware
McDonnell Douglas Insurance Holdings Corporation              Delaware
McDonnell Douglas Macedonia Leasing, Inc.                     Delaware
McDonnell Douglas Middle East, Ltd.                           Delaware
McDonnell Douglas Overseas Finance Corporation                Delaware
McDonnell Douglas Radio Services Corporation                  Delaware
McDonnell Douglas Services, Inc.                              Missouri
McDonnell Douglas Support Services - Military, Inc.           Delaware
McDonnell Douglas Truck Services, Inc.                        Delaware
MD Dakota Leasing, Ltd.                                       Virgin Islands
MD Indonesia Limited                                          Virgin Islands
MDAFC - Nashville Company                                     Delaware
MD-Air Leasing Limited                                        Virgin Islands
MD-Federal Holding Company                                    Delaware
MDC Properties, Inc.                                          Michigan
MDFC - Aircraft Leasing Company                               Delaware
MDFC - Aircraft Leasing Limited                               Virgin Islands
MDFC - Aircraft Ltd.                                          Ireland
MDFC - Bali, Limited                                          Virgin Islands
MDFC - Carson Company                                         Delaware
MDFC - Carson Limited                                         Virgin Islands
MDFC - Express Leasing Company                                Delaware
MDFC - Express Leasing Limited                                Virgin Islands
MDFC - Jakarta, Limited                                       Virgin Islands
MDFC - Knoxville Company                                      Delaware
MDFC - Knoxville Limited                                      Virgin Islands
MDFC - Lakewood Company                                       Delaware
MDFC - Lakewood Limited                                       Virgin Islands
MDFC - Memphis Company                                        Delaware
MDFC - Memphis Ltd.                                           Virgin Islands
MDFC - Nashville Ltd.                                         Virgin Islands
MDFC - Reno Company                                           Delaware
MDFC - Sierra Company                                         Delaware
MDFC - Spring Limited                                         Virgin Islands
MDFC - Tahoe Company                                          Delaware
MDFC Equipment Leasing Corporation                            Delaware
MDFC Loan Corporation                                         Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                       Incorporation
==============================================================================

MDFC Spring Company                                           Delaware
MDRC of Missouri, Inc.                                        Missouri
Montana Aviation Research Company                             Delaware
Network Information Service Co., Ltd.                         Japan
Nobeltec Corporation                                          Delaware
North American Aviation, Inc.                                 Delaware
Pacific Business Enterprises, Inc.                            Delaware
PK DataGraphics GmbH                                          Germany
Plaza Realty Holdings Corporation                             Delaware
Processing Properties, Inc.                                   Delaware
Radical Pty Limited                                           Australia
Rainier Aircraft Leasing, Inc.                                Delaware
Raven Leasing, Inc.                                           Delaware
RGL-1 Corporation                                             Delaware
RGL-2 Corporation                                             Delaware
RGL-3 Corporation                                             Delaware
RGL-4 Corporation                                             Delaware
RGL-5 Corporation                                             Delaware
RGL-6 Corporation                                             Delaware
Rocketdyne Technical Services Company                         Delaware
Rocketdyne, Inc.                                              Delaware
Spectrolab, Inc.                                              California
Sunshine Leasing Company-                                     Delaware
SVS Environmental Systems, Inc.                               Nevada
SVS Inspection Technologies                                   Oregon
SVS R&D Systems, Inc.                                         New Mexico
Taiko Leasing, Inc.                                           Delaware
Thayer Leasing Company-1                                      Delaware
The Preston Group Pty Limited                                 Australia
TPG America, Inc.                                             Virginia
TPG Europe Limited                                            United Kingdom
VC-X 757, Inc.                                                Delaware
Wingspan, Inc.                                                Delaware

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Revenues by industry segment:
A bar chart for the five years 1996-2000 indicating revenues by industry segment (Dollars in billions):

                                           1996    1997    1998    1999    2000

Commercial Airplanes                     19.916  26.929  35.663  38.171  30.327

ISDS - Military Aircraft and Missiles                    12.990  12.220  12.197
ISDS - Space and Communications                           6.889   6.831   8.039
                                                         ------  ------  ------
Information, Space and Defense Systems   14.934  18.125  19.879  19.051  20.236

Customer and Commercial Financing/Other   0.603   0.746   0.612   0.771   0.758

Total                                    35.453  45.800  56.154  57.993  51.321




Graphic and image material item Number 2

Commercial sales by geographic region:
A bar chart for the five years 1996-2000 indicating sales by region of customer (Dollars in billions):

                           1996    1997    1998    1999    2000

United States             8.634   9.625  14.844  18.744  15.954
Asia, Other than China    6.576   9.254  11.337   8.989   4.999
China                     0.950   1.265   1.572   1.231   1.013
Europe                    2.757   5.886   7.274   8.011   7.799
Oceania                   0.536   0.560   0.732   0.770   0.479
Other                     0.463   0.339   1.239   0.730   0.927

Total                    19.916  26.929  36.998  38.409  31.171



Graphic and image material item Number 3

Net earnings
A bar chart of net earnings for the five years 1996-2000 (Dollars in billions):

1996 - 1.818; 1997 - (0.178); 1998 - 1.120;  1999 - 2.309;  2000 - 2.128

Graphic and image material item Number 4

Research and development expensed by segment:
A bar chart of research and development expensed for the five years 1996-2000 (Dollars in billions):

                                          1996    1997    1998    1999    2000

Commercial Airplanes                     1.156   1.208   1.021   0.585   0.574

ISDS - Military Aircraft and Missiles                    0.304   0.264   0.262
ISDS - Space and Communications                          0.570   0.492   0.605
                                                         -----   -----   -----
Information, Space and Defense Systems   0.477   0.716   0.874   0.756   0.867

Total                                    1.633   1.924   1.895   1.341   1.441



Graphic and image material item Number 5

Go-ahead and certification/delivery graph:
A time line graph indicating go-ahead and certification/delivery for various major airplane programs and derivatives.

               Go-ahead     Certification/Delivery
              (month/year)       (month/year)
777-200ER      < 1/1996             2/1997
777-300        < 1/1996             6/1998
777-300ER        2/2000             9/2003
777-200LR        2/2000             1/2004
737-700        < 1/1996            12/1997
737-800        < 1/1996             3/1998
737-600        < 1/1996            10/1998
737-900         11/1997             4/2001
757-300          9/1996             2/1999
767-400ER        4/1997             8/2000
717-200        < 1/1996             6/1999