Form 10-Q
period 2001-03-31
BOEING CO
filed 2001-05-08
CIK 12927

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




                       For the quarterly period ended
                               March 31, 2001


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

As of April 30, 2001, there were 872,379,018 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)




                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2001        2000
------------------------------------------------------------------------------
Sales and other operating revenues                         $13,293      $9,910
Cost of products and services                               11,070       8,547
------------------------------------------------------------------------------
                                                             2,223       1,363

Equity in income from joint ventures                            22          31
General and administrative expense                             523         490
Research and development expense                               422         288
Share-based plans expense                                       82          60
------------------------------------------------------------------------------
Earnings from operations                                     1,218         556

Other income, principally interest                             235         149
Interest and debt expense                                     (148)       (103)
------------------------------------------------------------------------------
Earnings before income taxes                                 1,305         602

Income taxes                                                    69         184
------------------------------------------------------------------------------
Net earnings before cumulative effect of accounting change   1,236         418
Cumulative effect of accounting changes, net                     1
------------------------------------------------------------------------------
Net Earnings                                                $1,237        $418
==============================================================================



Basic earnings per share                                     $1.48        $.48
==============================================================================

Diluted earnings per share                                   $1.45        $.48
==============================================================================

Cash dividends paid per share                                 $.17        $.14
==============================================================================

          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)

                                                          March 31 December 31
                                                              2001        2000
------------------------------------------------------------------------------
Assets                                                  (Unaudited)
------------------------------------------------------------------------------

Cash and cash equivalents                                  $ 1,552     $ 1,010
Accounts receivable                                          4,524       4,928
Current portion of customer and commercial financing           926         995
Deferred income taxes                                        2,153       2,137
Inventories, net of advances and progress billings           8,016       6,794
------------------------------------------------------------------------------
        Total current assets                                17,171      15,864
Customer and commercial financing                            6,185       5,964
Property, plant and equipment, net                           8,712       8,814
Goodwill and acquired intangibles, net                       5,247       5,214
Prepaid pension expense                                      5,080       4,845
Deferred income taxes                                                       60
Other assets                                                 1,403       1,267
------------------------------------------------------------------------------
                                                           $43,798     $42,028
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                     $12,169     $11,979
Advances in excess of related costs                          3,943       3,517
Income taxes payable                                         1,336       1,561
Short-term debt and current portion of long-term debt          658       1,232
------------------------------------------------------------------------------
        Total current liabilities                           18,106      18,289
Deferred income taxes                                           38
Accrued retiree health care                                  5,182       5,152
Long-term debt                                               8,238       7,567
Minority interest in subsidiaries                               16
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159            5,059       5,059
 Additional paid-in capital                                  2,381       2,693
 Treasury shares, at cost - 137,604,401 and 136,385,222     (6,307)     (6,221)
 Retained earnings                                          13,327      12,090
 Accumulated other comprehensive income                        (26)         (2)
 Unearned compensation                                          (6)         (7)
 ShareValue Trust shares - 39,266,086 and 39,156,280        (2,210)     (2,592)
------------------------------------------------------------------------------
        Total shareholders' equity                          12,218      11,020
------------------------------------------------------------------------------
                                                           $43,798     $42,028
==============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)
                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2001        2000
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                             $ 1,237      $  418
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           82          60
    Depreciation                                               315         323
    Amortization of goodwill and intangibles                    69          29
    Customer and commercial financing valuation provision        4           1
    Changes in assets and liabilities -
      Short-term investments                                                 1
      Accounts receivable                                      404          31
      Inventories, net of advances and progress billings    (1,227)     (1,435)
      Accounts payable and other liabilities                   343        (211)
      Advances in excess of related costs                      426          36
      Income taxes payable and deferred                       (128)         15
      Other                                                   (488)       (274)
      Accrued retiree health care                               53          45
------------------------------------------------------------------------------
        Net cash provided (used) by operating activities     1,090        (961)
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions       (470)       (397)
  Customer financing and properties on lease, reductions       264       1,011
  Property, plant and equipment, net additions                (240)       (205)
  Proceeds from dispositions                                    68          17
------------------------------------------------------------------------------
        Net cash provided (used) by investing activities      (378)        426
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                               850         125
  Debt repayments                                             (770)       (104)
  Common shares purchased                                     (131)       (104)
  Stock options exercised, other                                29          19
  Dividends paid                                              (148)       (127)
------------------------------------------------------------------------------
        Net cash used by financing activities                 (170)       (191)
------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           542        (726)

Cash and cash equivalents at beginning of year               1,010       3,354
------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter            $ 1,552      $2,628
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

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)

Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2001, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 - Acquisitions

On October 6, 2000, the Company acquired Hughes space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. At December 31, 2000, the purchase price was $3,849, the initial goodwill was valued at $740 and the other intangible assets were valued at $631. As of March 31, 2001, the initial goodwill was valued at $829 and other intangible assets were valued at $647. The purchase price remains subject to future adjustments based upon ongoing negotiations. The goodwill and other intangible asset values also remain subject to future adjustment.

There were no significant changes to the intangible asset balances of the other acquisitions that occurred in 2000, but the allocation of the net assets acquired remain subject to future adjustments.

Note 3 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share for the periods ended March 31, 2001 and 2000, are as follows:
	                                                      Three months ended
                                                                 March 31
------------------------------------------------------------------------------
                                                             2001         2000
------------------------------------------------------------------------------
Basic shares                                                835.1        869.3
Diluted shares                                              852.2        878.0
------------------------------------------------------------------------------

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

Note 4 - Subsequent Event

On January 10, 2001, TWA and certain of its domestic subsidiaries filed voluntary petitions in the U.S. District Court in Wilmington, Delaware, for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 9, 2001, TWA received final approval from the Court for an asset purchase agreement with American Airlines. Under this agreement, American Airlines as lessee has assumed various aircraft leases from TWA whereby the Company is the lessor. The restructured lease payments from American Airlines are at rates that are lower than those contracted with TWA; however, none of the associated leased assets have been deemed to be impaired.


Note 5 - Income Taxes

The effective tax rate of 5.3% for the first quarter of 2001 is principally due to a one-time benefit of $343 reflecting a settlement with the Internal Revenue Service relating to research credit claims on McDonnell Douglas Corporation fixed price government contracts applicable to the 1986-1992 federal income tax returns. Absent this settlement, the effective tax rate for the first quarter would be 30.5%. The 30.5% effective tax rate differs from the federal statutory rate of 35% due to Foreign Sales Corporation tax benefits, extra-territorial income exclusion, tax credits, state income taxes and the non-deductibility of certain goodwill, primarily the goodwill associated with the acquisition of Rockwell International Corporation in 1996. Net income tax payments were $4 and $175 for the three months ended March 31, 2001 and 2000.


Note 6 - Accounts Receivable

Accounts receivable consisted of the following:
                                                     March 31      December 31
                                                         2001             2000
------------------------------------------------------------------------------
U.S. Government contracts                              $2,582           $2,693
Other                                                   1,942            2,235
------------------------------------------------------------------------------
                                                       $4,524           $4,928
==============================================================================

Note 7 - Inventories

Inventories consisted of the following:
                                                     March 31      December 31
                                                         2001             2000
------------------------------------------------------------------------------
Commercial aircraft programs and long-term
 contracts in progress                               $ 20,330         $ 19,399
Commercial spare parts, general stock
 materials and other                                    2,020            1,972
------------------------------------------------------------------------------
                                                       22,350           21,371
Less advances and progress billings                   (14,334)         (14,577)
------------------------------------------------------------------------------
                                                     $  8,016         $  6,794
==============================================================================

Inventory costs at March 31, 2001, included unamortized tooling of $1,053 and $399 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,071 and $644 relating to the 777 and Next-Generation 737 programs. There are no significant deferred production costs or unamortized tooling associated with the 717 program.

Note 8 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                     March 31      December 31
                                                         2001             2000
------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                     $  595           $  593
  Investment in sales-type/financing leases             1,277            1,119
  Operating lease equipment, at cost,
   Less accumulated depreciation of $347 and $305       3,077            3,098
Commercial equipment financing
  Notes receivable                                        959              915
  Investment in sales-type/financing leases               700              697
  Operating lease equipment, at cost,
   Less accumulated depreciation of $96 and $95           672              710
------------------------------------------------------------------------------
Less valuation allowance                                 (169)            (173)
------------------------------------------------------------------------------
                                                       $7,111           $6,959
==============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first three months of 2001 consisted of the following:
                                                                     Valuation
                                                                     Allowance
------------------------------------------------------------------------------
Beginning balance - December 31, 2000                                    $(173)
  Charged to costs and expenses                                             (4)
  Reduction in customer and commercial financing assets                      8
------------------------------------------------------------------------------
Ending balance - March 31, 2001                                          $(169)
==============================================================================


Note 9 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                     March 31      December 31
                                                         2001             2000
------------------------------------------------------------------------------
Accounts payable                                      $ 5,421          $ 5,040
Accrued compensation and employee benefit costs         2,830            2,938
Dividends payable                                                          149
Lease and other deposits                                  890              731
Other                                                   3,028            3,121
------------------------------------------------------------------------------
                                                      $12,169          $11,979
==============================================================================

Note 10 - Debt
Short- and long-term debt consisted of the following:    March 31   December 31
                                                             2001          2000
-------------------------------------------------------------------------------
Unsecured debentures and notes:
 $174, 8 3/8% due Feb. 15, 2001                                             174
 $49, 7.565% due Mar. 30, 2002                                 48            49
 $120, 9.25% due Apr. 1, 2002                                 120           120
 $300, 6 3/4% due Sep. 15, 2002                               299           299
 $300, 6.35% due Jun. 15, 2003                                300           300
 $200, 7 7/8% due Feb. 15, 2005                               205           206
 $300, 6 5/8% due Jun. 1, 2005                                295           294
 $250, 6.875% due Nov. 1, 2006                                249           248
 $175, 8 1/10% due Nov. 15, 2006                              175           175
 $350, 9.75% due Apr. 1, 2012                                 348           348
 $400, 8 3/4% due Aug. 15, 2021                               398           398
 $300, 7.95% due Aug. 15, 2024                                300           300
 $250, 7 1/4% due Jun. 15, 2025                               247           247
 $250, 8 3/4% due Sep. 15, 2031                               248           248
 $175, 8 5/8% due Nov. 15, 2031                               173           173
 $300, 6 5/8% due Feb. 15, 2038                               300           300
 $100, 7.50% due Aug. 15, 2042                                100           100
 $175, 7 7/8% due Apr. 15, 2043                               173           173
 $125, 6 7/8% due Oct. 15, 2043                               125           125
Senior debt securities
 6.0% - 9.4% due through 2011                               2,310         1,563
Senior medium-term notes,
 5.6% - 10.0% due through 2017                              1,810         1,775
Subordinated medium-term notes
 6.4% - 8.3% due through 2004                                  25            25
Capital lease obligations
 due through 2008                                             364           380
Other notes                                                   284           779
-------------------------------------------------------------------------------
                                                           $8,896        $8,799
===============================================================================
The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $158 and $128 for the three-month periods ended March 31, 2001 and 2000, and interest payments were $192 and $143, respectively.

Additionally, Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, has filed a shelf registration with the Securities and Exchange Commission totaling $2,640. From this $2,640 shelf, $1,500 was issued in Senior Global Notes, and the remaining $1,140 was allocated to a new Medium Term Note
(MTN) Program made effective August 31, 2000. BCC had issued and sold $600 in aggregate principal amounts of MTN, at interest rates ranging from 5.33% to 6.68% and maturities ranging from one to seven years.

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission. From this $5,000 shelf, BCC received pro-ceeds on March 8, 2001 from the issuance of $750 in 6.10% senior notes due 2011.

Short-term debt and current portion of long-term debt as of March 31, 2001, consist of the following: $448 of senior debt securities, senior medium-term notes, subordinated medium-term notes, $51 of capital lease obligations, and $160 of other notes.

Note 11 - Shareholders' Equity

Changes in shareholders' equity for the three-month periods ended March 31, 2001 and 2001, consisted of the following:
------------------------------------------------------------------------------
                                                2001                2000
(Shares in thousands)                      Shares   Amount     Shares   Amount
------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1          1,011,870  $ 5,059  1,011,870  $ 5,059
------------------------------------------------------------------------------
 Ending balance - March 31              1,011,870  $ 5,059  1,011,870  $ 5,059
==============================================================================
Additional paid-in capital
 Beginning balance - January 1                     $ 2,693             $ 1,684
  Share-based compensation                              82                  60
  Treasury shares issued for
   stock plans, net                                    (20)                (12)
  Tax benefit related to stock plans                     8                   2
  ShareValue Trust market value adjustment            (382)               (113)
------------------------------------------------------------------------------
 Ending balance - March 31                         $ 2,381             $ 1,621
==============================================================================
Treasury stock
 Beginning balance - January 1            136,385  $(6,221)   102,357  $(4,161)
  Treasury shares issued for
   stock plans, net                        (1,004)      45       (608)      25
  Treasury shares acquired                  2,223     (131)     2,450     (104)
------------------------------------------------------------------------------
 Ending balance - March 31                137,604  $(6,307)   104,199  $(4,240)
==============================================================================
Retained earnings
 Beginning balance - January 1                     $12,090             $10,487
  Net earnings                                       1,237                 418
------------------------------------------------------------------------------
 Ending balance - March 31                         $13,327             $10,905
==============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                     $    (2)            $     6
  Losses on derivative instruments, net                (18)
  Foreign currency translation adjustment               (6)                  3
------------------------------------------------------------------------------
 Ending balance - March 31                         $   (26)            $     9
==============================================================================
Unearned compensation
 Beginning balance - January 1                     $    (7)            $   (12)
  Amortization                                           1                   1
------------------------------------------------------------------------------
 Ending balance - March 31                         $    (6)            $   (11)
==============================================================================
ShareValue Trust
 Beginning balance - January 1             39,156  $(2,592)    38,696  $(1,601)
  Shares acquired from dividend
   reinvestment                               110                 150
  Market value adjustment                              382                 113
------------------------------------------------------------------------------
 Ending balance - March 31                 39,266  $(2,210)    38,846  $(1,488)
==============================================================================

For the three months ended March 31, 2001 and 2000, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings, except for the $(6) and $3 foreign currency translation adjustment and the $18 and $0 loss on derivative instruments.
As a result, comprehensive income and net earnings were substantially the same for these periods.

Note 12 - Share-Based Compensation

Share-based plans expense consisted of the following:

                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                               2001       2000
------------------------------------------------------------------------------
Performance shares                                              $46        $26
ShareValue Trust                                                 18         18
Stock options, other                                             18         16
------------------------------------------------------------------------------
                                                                $82        $60
==============================================================================


As of March 31, 2001, the Company has issued 7,466,866 stock units that are convertible to either stock or a cash equivalent, of which 6,033,157 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance and is recorded against general and administrative expense. During the first quarter of 2001, general and administrative expenses related to deferred stock compensation was decreased by $55.


Note 13 - Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. This standard requires that all derivative financial instruments, such as interest rate swap contracts and forward currency contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in a transition gain of $1 on the Condensed Consolidated Statements of Operations shown under the caption "Cumulative effect of accounting changes, net," and a loss of $11 (net of tax of $7) recorded to accumulated other comprehensive income.

Use of Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments and to manage risk associated with future cash flows in foreign currencies. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Interest Rate Risk Management

The Company uses interest rate swap contracts to adjust the amount of total debt that is subject to variable and fixed interest rates. Under an interest rate swap contract, the Company either agrees to pay amounts equal to a specified variable-rate of interest multiplied by a notional principal amount, and to receive amounts in return equal to a specified fixed-rate of interest multiplied by the same notional principal amount or, vice versa, to receive a variable-rate amount and to pay a fixed-rate amount. The notional amounts of the contract are not exchanged. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination and usually represents the market quotation, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contracts differently depending upon whether the contract receives hedge accounting treatment and the nature of the exposure being hedged. Interest rate swap contracts under which the Company agrees to pay variable-rates of interest are generally designated as hedges of changes in the fair value of the Company's fixed-rate debt obligations. Accordingly, such interest rate swap contracts are reflected at fair value on the Company's consolidated statements of financial position and the related portion of fixed-rate debt being hedged is reflected at an amount equal to the sum of its carrying value plus an adjustment representing the change in fair value of the debt obligations attributable to the interest rate risk being hedged. The net effect of this accounting on the Company's operating results is that interest expense on the portion of fixed-rate debt being hedged is generally recorded based on variable interest rates. These interest rate swaps are considered to be perfectly effective because they qualify for the "short-cut method" under SFAS No. 133, and therefore there is no net change in fair value to be recognized in income.

In addition to the interest rate swaps that qualify for the short-cut method, the Company holds other interest rate swaps and interest exchange agreements. Under SFAS No. 133, both the interest rate swaps and the interest exchange agreements qualify as derivative instruments. Economically, the intent of the interest rate swaps is to "hedge" the exposure created by the interest exchange agreements. However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. Although changes in the fair value from these derivative instruments are recognized in income, these instruments are structured so that changes in the fair value of interest rate swaps are significantly offset by any changes in the fair value of interest exchange agreements in income. For the period ended March 31, 2001, these interest rate swaps resulted in income of $5 and the interest exchange agreements resulted in an expense of $6.

The Company entered into interest rate swaps with third-party investors whereby the interest rate terms differ from the terms in the original receivable. These interest rate swaps related to $54 of customer financing receivables as of December 31, 2000. With the adoption of SFAS No. 133, as amended, these swaps resulted in the recognition of a liability of $4 and a loss in accumulated other comprehensive income of $3 (net of tax of $1).

As of March 31, 2001, interest rate swaps are reflected at a fair value of $43 in other assets and $20 in other liabilities. Offsetting amount are a loss reflected in accumulated other comprehensive income of $10, and an adjustment to increase underlying long term senior debt by $33. During the next twelve months, the Company expects to reclassify to expense $4 from the transition adjustment loss that was recorded in accumulated other comprehensive income and recognize income of $4 related to the basis adjustment of certain underlying liabilities.

Other Derivative Financial Instruments

The Company has foreign currency forward contracts that were entered into to hedge receipt and expenditure commitments made in foreign currencies. As of March 31, 2001, the notional amount of foreign currency forward contracts accounted for as cash flow hedges is $463. These hedges are carried at market value, resulting in $32 recorded in other liabilities offset by a loss in accumulated other comprehensive income ($20 net of tax). Additionally, at March 31, 2001, the Company had foreign currency forward contracts with a notional value of $231 that were not accounted for as hedges and carried at market value, resulting in $28 recorded in other liabilities. The Company realized a pretax loss of $5 attributable to these forward contracts during the quarter ended March 31, 2001.

Other derivatives held by the Company include a forward-starting interest rate swap that is not accounted for as a hedge, and as of March 31, 2001, other assets include $15 as a result of marking to market this interest rate swap. Accumulated other comprehensive income includes a gain of $9 (net of tax of $5) attributable to this swap due to the transition adjustment resulting from implementation of SFAS No. 133, as amended. This transition adjustment is amortized to income over a period of 13 years.

The Company believes that there is no significant credit risk associated with the potential failure of any counterparty to perform under the terms of any derivative financial instrument.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2001, inventories included approximately $581 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on the outcome of such litigation and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2001, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

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

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. The indictment has since been dismissed as against this employee, but that dismissal is the subject of a pending appeal by the government to the U.S. Court of Appeals for the D.C. Circuit. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification will be filed by early May 2001. The Company intends to vigorously contest this lawsuit.

Note 15 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:

-------------------------------------------------------------------------------
                                                           Three months ended
                                                                March 31
                                                         2001              2000
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                                $ 8,443            $5,171
  Military Aircraft and Missiles                        2,427             2,846
  Space and Communications                              2,246             1,659
  Customer and Commercial Financing                       206               167
  Other                                                    71                61
  Accounting differences/eliminations                    (100)                6
-------------------------------------------------------------------------------
  Operating revenues                                  $13,293            $9,910
===============================================================================

Earnings from operations:
  Commercial Airplanes                                 $  860           $   259
  Military Aircraft and Missiles                          246               294
  Space and Communications                                 84                60
  Customer and Commercial Financing                       142               107
  Other                                                   (51)                2
  Accounting differences/eliminations                      25               (48)
  Share-based plans                                       (82)              (60)
  Unallocated expense                                      (6)              (58)
-------------------------------------------------------------------------------
  Earnings from operations                              1,218               556
-------------------------------------------------------------------------------
  Other income, principally interest                      235               149
  Interest and debt expense                              (148)             (103)
-------------------------------------------------------------------------------
  Earnings before income taxes                          1,305               602
  Income taxes                                             69               184
-------------------------------------------------------------------------------
  Net earnings before cumulative effect of
   accounting change                                   $1,236           $   418
===============================================================================

Research and development:
  Commercial Airplanes                                 $  195            $  103
  Military Aircraft and Missiles                           53                61
  Space and Communications                                123               124
  Other                                                    51
-------------------------------------------------------------------------------
  Total research and development expense               $  422            $  288
===============================================================================

In the first quarter of 2001, the Company adjusted the segment classification of certain business activities. The Company established an "Other" segment classi-fication which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Manage-ment, a business unit developing new approaches to a global solution to address air traffic management issues; and Phantom Works, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. First quarter 2000 results have been reclassified to conform to the revised segment classifications.

For internal reporting purposes, the Company records Commercial Airplanes segment revenues and operating profits for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing segment. The revenues for these transfers are eliminated in the 'Accounting differences/eliminations' caption. In the event an airplane accounted for as an operating lease is subsequently sold, the 'Accounting differences/eliminations' caption would reflect the recognition of revenue and operating profit for the consolidated financial statements.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 2000 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attribut-able to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(111) and $(78) for the three months ended March 31, 2001 and 2000.

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

===============================================================================
|Forward-Looking Information Is Subject to Risk and Uncertainty               |
|                                                                             |
|Certain statements in this report contain "forward-looking" information that | |involves risk and uncertainty, including projections for income recognition |
|in connection with interest rate swaps, deliveries, launches,  cash          |
|requirements and/or loan guarantees in connection with the Sea Launch joint  |
|venture, estimated tax payments, and other trend projections. This           |
|forward-looking information is based upon a number of assumptions including  |
|assumptions regarding global economic conditions, earnings, government       |
|policies and actions; successful negotiation of contracts with the Company's | |labor unions and regulatory approvals. Actual future results and trends may | |differ materially depending on a variety of factors, including the Company's | |successful execution of internal performance plans, production rate increases| |and decreases, production system initiatives, timing of product deliveries | |and launches, supplier contract negotiations, asset management plans, acqui- | |sition and divestiture plans, procurement plans, and other cost-reduction | |efforts; the actual outcomes of certain pending sales campaigns and U. S. and| |foreign government procurement activities; acceptance of new products and | |services; product performance risks; the cyclical nature of some of the | |Company's businesses; volatility of the market for certain products and | |services; domestic and international competition in the defense, space and | |commercial areas; continued integration of acquired businesses; uncertainties|
|associated with regulatory certifications of the Company's commercial        |
|aircraft by the U.S. Government and foreign governments; other regulatory | |uncertainties; collective bargaining labor disputes; performance issues with | |key suppliers, subcontractors and customers; governmental export and import | |policies; factors that result in significant and prolonged disruption to air | |travel worldwide; global trade policies; worldwide political stability; | |domestic and international economic conditions; price escalation trends; the | |outcome of political and legal processes, including uncertainty regarding | |government funding of certain programs; changing priorities or reductions in |
|the U.S. Government or foreign government defense and space budgets;         |
|termination of government contracts due to unilateral government action or   |
|failure to perform; legal, financial and governmental risks related to       |
|international transactions; legal proceedings; and other economic, political | |and technological risks and uncertainties. Additional information regarding | |these factors is contained in the Company's SEC filings, including, without | |limitation and the Company's Annual Report on Form 10-K for the year ended |
|December 31, 2000.                                                           |
===============================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $13.3 billion for the first three months of 2001 were 34% higher than sales for the comparable period of 2000. For the first three months of 2001, a total of 122 commercial aircraft were delivered, compared with 75 for the same period in 2000. The commercial aircraft deliveries in first quarter 2000 were impacted by a 40-day work stoppage due to a strike by the Society of Professional Engineering Employees in Aerospace (SPEEA). Approximately 530 commercial aircraft deliveries are currently projected for the full year 2001, compared with 489 in 2000.

Commercial jet aircraft deliveries were as follows:

                                            Three months ended
                                                  March 31
               -------------------------------------------------
               Model                        2001         2000
               -------------------------------------------------
               717                             7 (1)        3 (1)
               737 Classic                     -            2
               737 Next-Generation            72*          39*
               747                             7            4**
               757                             8           10
               767                            10            5
               777                            16           10
               MD-11                           2            2
               -------------------------------------------------
                     Total                   122           75
               =================================================
                *Includes one C-40 Aircraft
               **Includes one Airborne Laser 747


Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:


                                            Three months ended
                                                 March 31
               ------------------------------------------------
               Model                        2001         2000
               ------------------------------------------------
               C-17                            2            3
               F-15                            -            4
               F/A-18C/D                       -            6
               F/A-18E/F                       7            4
               T-45TS                          4            4
               CH-47                           2            1
               AH-64 Intl (New Builds)         2            2



Space and Communications segment deliveries included the following:

                                           Three months ended
                                                 March 31
               ------------------------------------------------
               Model                        2001         2000
               ------------------------------------------------
               Delta II                        -            2
               Delta III                       -            -
               Satellites                      1            -


Earnings
--------

Net earnings for the first quarter of 2001 were $1,237 million, compared with $418 million for the same period in 2000. The first quarter 2001 results included a non-recurring earnings tax benefit resulting from a final agreement with the Internal Revenue Service primarily regarding previously filed claims for refund of research and development tax credits. These claims dealt primarily with historical fixed-price development program expenses incurred by McDonnell Douglas from 1986 to 1992. The agreement with the IRS resulted in financial recognition during the quarter of $343 million of tax credit and $210 million ($132 million after-tax) of related interest income.

Research and development expense totaled $422 million for the quarter, compared with $288 million for the same period of 2000. Commercial Airplanes segment research and development expense of $195 million reflects an increase over the $103 million expense for the first quarter of 2000 which was also affected by the SPEEA work stoppage. Space and Communications segment research and development expense of $123 million for the first quarter is in line with the spending levels for the same period in 2000. Research and development in the other segment relates principally to Connexion by BoeingSM.

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


Operating Earnings
------------------

Commercial Airplanes

First quarter 2001 commercial jet aircraft deliveries totaled 122 compared with 75 during the same period in 2000. Commercial Airplanes segment first quarter 2001 operating earnings, based on the unit cost of airplanes delivered, were $860 million, compared with $259 million for the same period in 2000. The overall Commercial Airplanes segment operating profit margin was approximately 10.2% for the first quarter of 2001, compared with 5.0% for the same period in 2000. The first quarter 2001 margin increase over the same period in 2000 primarily reflects the effects of a work stoppage in 2000 and continued improvement in the production process offset by increased research and development expense.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 16. Commercial Airplanes segment earnings under GAAP were $749 million and $181 million for the first quarter 2001 and 2000. The GAAP determined segment margin of 8.9% in 2001 compares with 3.5% for the same three-month period in 2000. In addition to the impacts to the segment margins identified above, the improving GAAP earnings and margins reflect the impact of additional units within the accounting quantity for the Next-Generation 737 and the 777. The Next-Generation 737 program accounting quantity was 1,800 units as of March 31, 2001, and 1,400 units as of March 31, 2000. The 777 program accounting quantity was 600 units as of March 31, 2001, and 500 units as of March 31, 2000.

As of March 31, 2001, the Company had cumulatively delivered 51 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 2000 Annual Report. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders. The Company has significant exposures related to the 717 program, principally attributable to pricing pressures and the slow buildup of firm orders.

As a result of the asset purchase agreement between TWA and American Airlines discussed in Note 4, American Airlines has assumed the lease of 15 717s and committed to take delivery, under lease, of an additional 15 717s. These lease terms are of a shorter duration than the terms originally contracted with TWA.

During the first quarter of 2001, Commercial Airplanes announced plans to focus its product development activities on a faster, longer-range sonic cruiser airplane.

Military Aircraft and Missiles

First quarter 2000 segment revenues and operating earnings have been restated to reclassify Phantom Works activity from the Military Aircraft and Missiles segment to the Other segment. See Note 16.

Military Aircraft and Missiles segment first quarter 2001 operating earnings were $246 million, compared with $294 million for the same period in 2000. The operating margin of 10.1% for first quarter 2001 compares with a first quarter 2000 margin of 10.3%. The lower earnings in first quarter 2001 reflect fewer C-17 and F-15 deliveries and the end of F/A-18C/D production.

On February 5, 2001, the Boeing JSF X-32A concept demonstrator completed flight testing. The flight test program successfully demonstrated the program's ability to meet all government test objectives as well as provided many additional capabilities. On March 29, the Boeing JSF X-32B demonstrator successfully completed its first flight, entering a four month test program to validate the Boeing approach to short-takeoff and vertical landing (STOVL) flight.

Space and Communications

The Space and Communications segment had operating earnings of $84 million for the first quarter of 2001, compared with operating earnings of $60 million in the same period in 2000. The increase from 2000 was primarily a result of the acquisition of Boeing Satellite Systems in the fourth quarter of 2000.

During the quarter, the Company successfully completed extended duration testing on the RS-68 engine for the Delta IV, and the first Delta IV commercial launch customer was announced. On March 18, 2001, a Boeing Satellite Systems 702 satellite was successfully launched by Sea Launch, a joint venture of which Boeing is a 40% partner.

The Company continues to monitor the impact of the softening satellite launch market on the Delta III program and the Sea Launch venture. The Company continues to monitor potential exposures for the Delta III program by assessing the estimated revenues attributable to future Delta III launches, including revenue for launch positions that are currently unsold, along with assessing inventory and supplier commitments. The next Delta III launch is anticipated for 2003.

The Company has ongoing financial exposure due to the Sea Launch venture. This financial exposure primarily results from company guarantees extended on partnership loans. The Company's maximum exposure to credit related losses associated with Sea Launch credit guarantees is $373 million.

The Company projects that the Sea Launch joint venture may require additional infusions from the partners in the near term. This would be expected to result in additional cash requirements and-or loan guarantees imposed on the Company.

Customer and Commercial Financing

Revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Segment earnings additionally reflect depreciation on leased equipment and expenses attributable to potentially uncollectible receivables. No interest expense on debt is included in Customer and Commercial Financing segment earnings reflected in Note 15; however, $74 million of first quarter 2001 interest expense is associated with debt relating to financing activities.

Operating earnings for the Customer and Commercial Financing segment were $142 million for first quarter 2001, compared with $107 million for first quarter 2000, exclusive of interest expense. The increase was due principally to an increase in financing assets.

On January 10, 2001, TWA and certain of its domestic subsidiaries filed voluntary petitions in the U.S. District Court in Wilmington, Delaware, for relief under Chapter 11 of the U.S. Bankruptcy Code. On April 9, 2001, TWA received final approval from the Court for an asset purchase agreement with American Airlines. Under this agreement, American Airlines as lessee has assumed various aircraft leases from TWA whereby the Company is the lessor. The restructured lease payments from American Airlines are at rates that are lower than those contracted with TWA; however, none of the associated leased assets have been deemed to be impaired.


Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position as of March 31, 2001, included cash and short-term investments totaling $1.6 billion. During the first three months of 2001, the Company repurchased 2.2 million shares for $131 million under an 85 million share repurchase plan.

Excluding Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at 27% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 42% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused.

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise. During the second quarter of 2001, the Company projects it will make a tax payment of approximately $1 billion due to, among other factors, the closeout of contracts accounted for under the completed contract method for tax purposes.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):
                                                March 31   December 31
          ------------------------------------------------------------
                                                    2001          2000
          ------------------------------------------------------------
          Commercial Airplanes                    $ 88.6        $ 89.8
          Military Aircraft and Missiles            20.4          17.1
          Space and Communications                  15.1          13.7
          ------------------------------------------------------------
            Total contractual backlog             $124.1        $120.6
          ============================================================

Unobligated U.S. Government contract funding not included in backlog totaled $29.2 billion at March 31, 2001, compared with $31.3 billion at December 31, 2000.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As of March 31, 2001, the notional value of such deriva-tives was $463 million, with a net unrealized loss of $32 million. Additionally, the Company had foreign currency forward contracts with a notional value of $231 million that were carried at market value. The Company realized a net loss of $5 million attributable to these forward contracts during the quarter.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2001, inventories included approximately $581 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

On July 1, 1999, the United States Court of Appeals for the Federal Circuit reversed a March 31, 1998, judgment of the United States Court of Federal Claims for the Team. The 1998 judgment was based on a determination that the Government had not exercised the required discretion before issuing a termination for default. It converted the termination to a termination for convenience, and determined the Team was entitled to be paid $1,200 million, plus statutory interest from June 26, 1991, until paid. The Court of Appeals remanded the case to the Court of Federal Claims for a determination as to whether the Government is able to sustain the burden of showing a default was justified and other proceedings. Final resolution of the A-12 litigation will depend on the outcome of such litigation and possible further appeals or negotiations with the Government.

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2001, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

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

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. The indictment has since been dismissed as against this employee, but that dismissal is the subject of a pending appeal by the government to the U.S. Court of Appeals for the D.C. Circuit. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification will be filed by early May 2001. The Company intends to vigorously contest this lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Shareholders was held on April 30, 2001.

        (b) At the Annual Meeting, in an uncontested election, three nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2004. The votes were as follows:
                                                       For          Withheld
                                               -----------        ----------
               John H. Biggs                   700,108,597        18,470,619
               John E. Bryson                  691,211,109        27,368,108
               Rozanne L. Ridgway              690,828,326        27,750,891


             The terms of the following directors continued after the annual meeting:
                Philip M. Condit        Paul E. Gray       John M. Shalikashvili
                Kenneth M. Duberstein   John F. McDonnell  Harry C. Stonecipher
                John F. Fery            Lewis E. Platt


        (c)  The results of voting on Proposals 2 through 9 were as follows:

             2. A shareholder proposal requesting the Company to disclose all significant promises made to foreign governments or foreign firms in connection with foreign military sales, intended to offset the U.S. dollar cost of weapons purchased by foreign nations.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               37,586,524          4.51%       6.27%            6.51%
        Against          539,596,943         64.72%      89.97%           93.49%
        Abstain           22,546,468          2.70%       3.76%
        Broker non-votes 118,849,280         14.25%

             3. A shareholder proposal requesting the Board of Directors to report on the Company's involvement in miliary activities in space.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               51,847,856          6.22%       8.65%            9.13%
        Against          516,334,383         61.93%      86.09%           90.87%
        Abstain           31,547,696          3.78%       5.26%
        Broker non-votes 118,849,280         14.25%

             4. A shareholder proposal requesting the Board to institute a special Executive Compensation Review to find ways to link compensation of its key executives with corporate social performance.
                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               59,785,413          7.17%       9.97%           10.27%
        Against          522,474,003         62.66%      87.12%           89.73%
        Abstain           17,470,519          2.10%       2.91%
        Broker non-votes 118,849,280         14.25%

             5. A shareholder proposal requesting the Board to adopt a simple majority vote on all issues submitted for shareholder vote.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              284,235,748         34.09%      47.39%           48.43%
        Against          302,698,080         36.30%      50.47%           51.57%
        Abstain           12,796,107          1.53%       2.13%
        Broker non-votes 118,849,280         14.25%




             6. A shareholder proposal requesting the Board to adopt annual election of all directors as corporate policy.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              270,249,844         32.41%      45.06%           45.97%
        Against          317,614,189         38.09%      52.96%           54.03%
        Abstain           11,865,903          1.42%       1.98%
        Broker non-votes 118,849,280         14.25%


             7. A shareholder proposal asking the Board of Directors to give all non-represented employees a choice of pension plans at the time of termination or retirement.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               52,305,988          6.27%       8.72%            8.95%
        Against          532,071,551         63.81%      88.72%           91.05%
        Abstain           15,352,396          1.84%       2.56%
        Broker non-votes 118,849,280         14.25%

             8. A shareholder proposal requesting the Board to adopt a
                shareholder advisory vote on the members of the audit committee.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               56,381,591          6.76%       9.40%            9.64%
        Against          528,286,074         63.36%      88.09%           90.36%
        Abstain           15,062,271          1.81%       2.51%
        Broker non-votes 118,849,280         14.25%


             9. A shareholder proposal recommending that the Company not present to shareholders any stock option proposal that could make the Company's total stock option dilution greater than its industry peer group.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               70,100,037          8.41%      11.69%           11.96%
        Against          516,019,042         61.89%      86.04%           88.04%
        Abstain           13,610,856          1.63%       2.27%
        Broker non-votes 118,849,280         14.25%



Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits

            (15) Letter from independent accountants regarding unaudited interim financial information.  Filed herewith.

            (27) Financial Data Schedule for the three-month period ending
                 March 31, 2001. Filed herewith.

      (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter covered by this report.

                                - - - - - - -

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of March 31, 2001, the condensed consolidated statements of operations for the three-month period ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2001 and 2000, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Seattle, Washington

April 25, 2001

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BOEING COMPANY
                                         ------------------------------
                                                  (Registrant)

       May 8, 2001                       /s/  James A. Bell
      -------------             ---------------------------------------
         (Date)                               James A. Bell
                                       Vice President of Finance
                                        & Corporate Controller