Form 10-Q
period 2001-06-30
BOEING CO
filed 2001-08-09
CIK 12927

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




                       For the quarterly period ended
                                June 30, 2001


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

As of July 31, 2001, there were 806,094,449 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)



                                          Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Sales and other operating revenues        $28,809  $24,751     $15,516  $14,841
Cost of products and services              24,037   21,491      12,967   12,944
-------------------------------------------------------------------------------
                                            4,772    3,260       2,549    1,897

Equity in income (loss) from joint ventures    44       30          22       (1)
General and administrative expense          1,167    1,032         644      542
Research and development expense              883      663         461      375
Gain on dispositions, net                               13                   13
Share-based plans expense                     181      127          99       67
-------------------------------------------------------------------------------
Operating earnings                          2,585    1,481       1,367      925

Other income, principally interest            252      222          17       73
Interest and debt expense                    (320)    (210)       (172)    (107)
-------------------------------------------------------------------------------
Earnings before income taxes                2,517    1,493       1,212      891

Income taxes                                  441      455         372      271
-------------------------------------------------------------------------------
Net earnings before cumulative effect of
 accounting change                          2,076    1,038         840      620

Cumulative effect of accounting change, net     1
-------------------------------------------------------------------------------
Net Earnings                              $ 2,077  $ 1,038     $   840  $   620
===============================================================================

Basic earnings per share                    $2.50    $1.20       $1.02     $.71
===============================================================================

Diluted earnings per share                  $2.45    $1.18       $ .99     $.71
===============================================================================

Cash dividends paid per share               $ .34    $ .28       $ .17     $.14
===============================================================================

          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)
                                                            June 30 December 31
                                                               2001        2000
-------------------------------------------------------------------------------
Assets                                                   (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                                   $ 1,502     $ 1,010
Accounts receivable                                           4,710       4,928
Current portion of customer and commercial financing          1,409         995
Deferred income taxes                                         2,161       2,137
Inventories, net of advances and progress billings            7,407       6,794
-------------------------------------------------------------------------------
        Total current assets                                 17,189      15,864
Customer and commercial financing                             6,800       5,964
Property, plant and equipment, net                            8,701       8,814
Goodwill and acquired intangibles, net                        5,223       5,214
Prepaid pension expense                                       5,315       4,845
Deferred income taxes                                                        60
Other assets                                                  1,469       1,267
-------------------------------------------------------------------------------
                                                            $44,697     $42,028
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

Accounts payable and other liabilities                      $11,981     $11,979
Advances in excess of related costs                           4,210       3,517
Income taxes payable                                            802       1,561
Short-term debt and current portion of long-term debt           780       1,232
-------------------------------------------------------------------------------
        Total current liabilities                            17,773      18,289
Deferred income taxes                                            84
Accrued retiree health care                                   5,215       5,152
Deferred lease income                                           306
Long-term debt                                                9,810       7,567
Minority interest in subsidiaries                                14
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159             5,059       5,059
 Additional paid-in capital                                   2,468       2,693
 Treasury shares, at cost - 158,881,036 and 136,385,222      (7,658)     (6,221)
 Retained earnings                                           13,873      12,090
 Accumulated other comprehensive income                         (16)         (2)
 Unearned compensation                                           (5)         (7)
 ShareValue Trust shares - 39,369,118 and 39,156,280         (2,226)     (2,592)
-------------------------------------------------------------------------------
        Total shareholders' equity                           11,495      11,020
-------------------------------------------------------------------------------
                                                            $44,697     $42,028
===============================================================================
             See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in millions)
                                 (Unaudited)
                                                               Six months ended
                                                                   June 30
-------------------------------------------------------------------------------
                                                               2001        2000
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                               $2,077      $1,038
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           181         127
    Depreciation                                                600         641
    Amortization of goodwill and intangibles                    141          57
    Customer and commercial financing valuation provision         1           9
    Gain on dispositions, net                                               (13)
    Changes in assets and liabilities -
      Accounts receivable                                       218        (102)
      Inventories, net of advances and progress billings       (618)        350
      Accounts payable and other liabilities                     10          51
      Advances in excess of related costs                       693         234
      Income taxes payable and deferred                        (638)         72
      Deferred lease income                                     306
      Other                                                    (831)       (416)
      Accrued retiree health care                                86          91
-------------------------------------------------------------------------------
        Net cash provided by operating activities             2,226       2,139
-------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions      (1,913)       (669)
  Customer financing and properties on lease, reductions        568       1,040
  Property, plant and equipment, net additions                 (470)       (452)
  Proceeds from dispositions                                     68          75
-------------------------------------------------------------------------------
        Net cash used by investing activities                (1,747)         (6)
-------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                              2,300         196
  Debt repayments                                              (517)       (338)
  Common shares purchased                                    (1,540)       (348)
  Stock options exercised, other                                 67          29
  Dividends paid                                               (297)       (254)
-------------------------------------------------------------------------------
        Net cash provided (used) by financing activities         13        (715)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       492       1,418

Cash and cash equivalents at beginning of year                1,010       3,354
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 2nd quarter              $1,502      $4,772
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

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2001, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Acquisitions

On October 6, 2000, the Company acquired Hughes space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. At December 31, 2000, the purchase price was $3,849, the initial goodwill was valued at $740 and the other intangible assets were valued at $631. As of June 30, 2001, the initial goodwill was valued at $848 and other intangible assets were valued at $647. The purchase price remains subject to future adjustments based upon ongoing negotiations. The goodwill and other intangible asset values also remain subject to future adjustment.

There were no significant changes to the intangible asset balances of the other acquisitions that occurred in 2000, but the allocation of the net assets acquired remain subject to future adjustments.

In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company will be required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations completed after June 30, 2001, be accounted for under the purchase method. Business combinations completed before July 1, 2001, that were accounted for by the purchase method must meet the requirements of SFAS No. 142 for classification of intangibles. Previously acquired intangibles not meeting the prescribed criteria must be reclassified to goodwill as of the statement adoption date. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, that this statement will have on its financial position and results of operations.

Additionally, the Company will be required to adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of January 1, 2002. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this standard. The standard is immediately applicable for any goodwill acquired after June 30, 2001. Goodwill and intangible assets acquired after June 30, 2001, should be tested for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not expect any expense recognition from application of the impairment test, but has not completed the testing necessary for a final determination. If goodwill amortization were to cease, goodwill expense of approximately $150 per year would no longer be recognized in the consolidated statement of operations.


Note 3 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

                                Six Months ended      Three months ended
                                    June 30                 June 30
                                ----------------      ------------------
                                2001        2000      2001          2000
                                ----        ----      ----          ----
Basic shares                    830.4      867.8      826.9        866.6
Diluted shares                  848.1      876.9      845.1        867.1

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


Note 4 - Income Taxes

The effective tax rate of 17.5% for the first six months of 2001 is principally due to a one-time benefit of $343 reflecting a settlement with the Internal Revenue Service relating to research credit claims on McDonnell Douglas Corporation fixed-price government contracts applicable to the 1986-1992 federal income tax returns. Absent this settlement, the effective tax rate for the first six months would be 30.6%. The 30.6% effective tax rate differs from the federal statutory rate of 35% due to Foreign Sales Corporation tax benefits, extra-territorial income exclusion, tax credits, state income taxes and the non-deductibility of certain goodwill, primarily the goodwill associated with the acquisition of Rockwell International Corporation in 1996. Net income tax payments were $925 and $351 for the six months ended June 30, 2001 and 2000. Payments for the six months ended June 30, 2001, included approximately $900 due principally to the closeout of contracts accounted for under the completed contract method for tax purposes.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. On August 2, 2001, The United States Court of Appeals for the ninth Circuit reversed the District Court's summary judgment that was in the Company's favor. The Company has fully provided for any potential earnings impact that may result from this decision. The Company is assessing its options as a result of the Court of Appeals' actions.


Note 5 - Accounts Receivable

Accounts receivable consisted of the following:
                                                        June 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
U.S. Government contracts                                $2,249          $2,693
Other                                                     2,461           2,235
-------------------------------------------------------------------------------
                                                         $4,710          $4,928
===============================================================================


Note 6 - Inventories

Inventories consisted of the following:
                                                        June 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Commercial aircraft programs and
 long-term contracts in progress                       $ 19,719        $ 19,399
Commercial spare parts, general
 stock materials and other                                1,973           1,972
-------------------------------------------------------------------------------
                                                         21,692          21,371
Less advances and progress billings                     (14,285)        (14,577)
-------------------------------------------------------------------------------
                                                       $  7,407        $  6,794
===============================================================================

Inventory costs at June 30, 2001, included unamortized tooling of $946 and $378 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $1,007 and $609 relating to the 777 and Next-Generation 737 programs. There are no significant deferred production costs or unamortized tooling associated with the 717 program.

Note 7 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                        June 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Aircraft financing
 Notes receivable                                        $  677          $  593
 Investment in sales-type/financing leases                2,222           1,119
 Operating lease equipment, at cost,
  Less accumulated depreciation of $263 and $305          2,758           3,098
Commercial equipment financing
 Notes receivable                                           988             915
 Investment in sales-type/financing leases                  922             697
 Operating lease equipment, at cost,
  Less accumulated depreciation of $108 and $95             798             710
-------------------------------------------------------------------------------
Less valuation allowance                                   (156)           (173)
-------------------------------------------------------------------------------
                                                         $8,209          $6,959
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced difficulty in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first six months of 2001 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 2000                                     $(173)
Charged to costs and expenses                                                (1)
Reduction in customer and commercial financing assets                        18
-------------------------------------------------------------------------------
Ending balance - June 30, 2001                                            $(156)
===============================================================================


Note 8 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                        June 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Accounts payable                                        $ 5,216         $ 5,040
Accrued compensation and employee benefit costs           3,157           2,938
Dividends payable                                           146             149
Lease and other deposits                                    345             731
Other                                                     3,117           3,121
-------------------------------------------------------------------------------
                                                        $11,981         $11,979
===============================================================================

Note 9 - Deferred Lease Income

The Company has entered into an agreement with the United Kingdom Royal Air Force (UKRAF) to lease four C-17 transport aircraft, with delivery taking place during 2001. The lease terms are for seven years, at which time the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution, and as of June 30, 2001, the Company has received a significant portion of the $646 of scheduled advances from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. These proceeds initially are accounted for as advances and progress billings against inventory. At the time of delivery of each C-17, the related portion of inventory advances are reclassified as deferred lease income. Two of the four C-17 transport aircraft were delivered in the second quarter of 2001. The assignment of lease receivables is non-recourse to the Company. The scheduled advances of $646 represent the present value of the assigned total lease receivables discounted at an effective rate of 6.6%. The C-17 deliveries were and will be accounted for as operating leases.

Note 10 - Debt

Short- and long-term debt consisted of the following:
                                                        June 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Non-recourse debt and notes
  Enhanced Equipment Trust Certificates                 $   635          $    -
  9.9% - 14.3% notes due through 2003                        68              74
Unsecured debentures and notes:
  $174, 8 3/8% due Feb. 15, 2001                                            174
  $49,  7.565% due Mar. 30, 2002                             48              49
  $120, 9.25% due Apr. 1, 2002                              120             120
  $300, 6 3/4% due Sep. 15, 2002                            299             299
  $300, 6.35% due Jun. 15, 2003                             300             300
  $200, 7 7/8% due Feb. 15, 2005                            205             206
  $300, 6 5/8% due Jun. 1, 2005                             295             294
  $250, 6.875% due Nov. 1, 2006                             249             248
  $175, 8 1/10% due Nov. 15, 2006                           175             175
  $350, 9.75% due Apr. 1, 2012                              348             348
  $400, 8 3/4% due Aug. 15, 2021                            398             398
  $300, 7.95% due Aug. 15, 2024                             300             300
  $250, 7 1/4% due June. 15, 2025                           247             247
  $250, 8 3/4% due Sep. 15, 2031                            248             248
  $175, 8 5/8% due Nov. 15, 2031                            173             173
  $300, 6 5/8% due Feb. 15, 2038                            300             300
  $100  7.50% due Aug. 15, 2042                             100             100
  $175, 7 7/8% due Apr. 15, 2043                            173             173
  $125, 6 7/8% due Oct. 15, 2043                            125             125
Senior debt securities,
  5.5% - 10.6%, due through 2012                          3,278           1,547
Senior medium-term notes,
  3.8% - 7.6%, due through 2017                           1,881           1,775
General term notes
  6.0% - 8.3% due through 2011                                6               7
Subordinated medium-term notes,
  6.9% - 8.3%, due through 2012                              20              25
Capital lease obligations due through 2008                  300             315
Other notes                                                 299             779
-------------------------------------------------------------------------------
                                                        $10,590          $8,799
===============================================================================

Of the debt balances reported above, $5,508 and $3,677 are attributed to Boeing Capital Corporation (BCC) for June 30, 2001, and December 31, 2000.

The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $335 and $259 for the six-month periods ended June 30, 2001 and 2000, and interest payments were $306 and $253.

Additionally, BCC, a wholly owned subsidiary of the Company, has filed a shelf registration with the Securities and Exchange Commission totaling $2,640. From this $2,640 shelf, $1,500 was issued in Senior Global Notes, and the remaining $1,140 was allocated to a new Medium Term Note (MTN) Program made effective August 31, 2000. BCC had issued and sold $800 in aggregate principal amounts of MTN, at interest rates ranging from 4.07% to 6.68% and maturities ranging from one to seven years.

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission. From this $5,000 shelf, BCC received proceeds on March 8, 2001, from the issuance of $750 in 6.10% senior notes due 2011. On May 10, 2001, BCC received proceeds from the issuance of $1,000 in 5.65% senior notes due 2006.

On May 24, 2001, American Airlines issued Enhanced Equipment Trust Certificates
(EETC), and the Company, through its subsidiary Boeing Capital Corporation, received proceeds of $635 attributable to 32 MD-83 aircraft owned by the Boeing Capital Corporation and on lease to American Airlines. The effective interest rates of these non-recourse borrowings range from 6.82% to 7.69%.

Short-term debt and current portion of long-term debt as of June 30, 2001, consist of the following: $321 of senior debt securities, senior medium-term notes, subordinated medium-term notes, $36 of capital lease obligations, $67 of non-recourse debt and notes, and $356 of other notes.

Note 11 - Shareholders' Equity
Changes in shareholders' equity for the six-month periods ended June 30, 2001 and 2000, consisted of the following:
-------------------------------------------------------------------------------
                                                 2001                2000
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1           1,011,870  $ 5,059  1,011,870  $ 5,059
-------------------------------------------------------------------------------
 Ending balance - June 30                1,011,870  $ 5,059  1,011,870  $ 5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 2,693             $ 1,684
  Share-based compensation                              181                 127
  Treasury shares issued for stock plans, net           (52)                (22)
  Tax benefit related to stock plans                     12                   4
  ShareValue Trust market value adjustment             (366)                 21
-------------------------------------------------------------------------------
 Ending balance - June 30                           $ 2,468             $ 1,814
===============================================================================
Treasury stock
 Beginning balance - January 1             136,385  $(6,221)   102,357  $(4,161)
  Treasury shares issued for
   stock plans, net                         (2,315)     103     (1,017)      41
  Treasury shares acquired                  24,811   (1,540)     8,700     (348)
-------------------------------------------------------------------------------
 Ending balance - June 30                  158,881  $(7,658)   110,040  $(4,468)
===============================================================================
Retained earnings
 Beginning balance - January 1                      $12,090             $10,487
  Net earnings                                        2,077               1,038
  Cash dividends declared                              (294)               (253)
-------------------------------------------------------------------------------
 Ending balance - June 30                           $13,873             $11,272
===============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                      $    (2)            $     6
  Gains (losses) on certain investments, net of tax       4                  (6)
  Losses on derivative instruments, net of tax          (13)
  Foreign currency translation adjustment                (5)                  4
-------------------------------------------------------------------------------
 Ending balance - June 30                           $   (16)             $    4
===============================================================================
Unearned compensation
 Beginning balance - January 1                      $    (7)            $   (12)
  Amortization and forfeitures                            2                   2
-------------------------------------------------------------------------------
 Ending balance - June 30                           $    (5)            $   (10)
===============================================================================
ShareValue Trust
 Beginning balance - January 1              39,156  $(2,592)    38,696  $(1,601)
 Shares acquired from dividend reinvestment,
  net of fees                                  213                 281
 Market value adjustment                                366                 (21)
-------------------------------------------------------------------------------
 Ending balance - June 30                   39,369  $(2,226)    38,977  $(1,622)
===============================================================================

For the six months ended June 30, 2001 and 2000, comprehensive income and net earnings were substantially the same, and differed only by the changes in accumulated other comprehensive income shown above.

Note 12 - Share-Based Compensation

Share-based plans expense consisted of the following:

                                          Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Performance shares                           $107     $ 58         $61      $32
ShareValue Trust                               36       36          18       18
Stock Options, other                           38       33          20       17
-------------------------------------------------------------------------------
                                             $181     $127         $99      $67
===============================================================================

In addition to the plans above, the Company has issued 7,490,408 stock units as of June 30, 2001, that are convertible to either stock or a cash equivalent, of which 6,375,277 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance and is recorded against general and administrative expense. For the six months ended June 30, 2001, general and administrative expense related to deferred stock compensation was decreased by $51.


Note 13 - Derivatives and Hedging Activities

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments, such as interest rate swap contracts and forward foreign currency contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in a transition gain of $1 on the Condensed Consolidated Statements of Operations shown under the caption "Cumulative effect of accounting changes, net," and a loss of $11 (net of tax of $7) recorded to accumulated other comprehensive income.

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

In addition to the interest rate swaps that qualify for the short-cut method, the Company holds other interest rate swaps and interest exchange agreements. Under SFAS No. 133, both the interest rate swaps and the interest exchange agreements qualify as derivative instruments. Economically, the intent of the interest rate swaps is to "hedge" the exposure created by the interest exchange agreements. However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. Although changes in the fair value from these derivative instruments are recognized in income, these instruments are structured so that changes in the fair value of interest rate swaps are significantly offset by any changes in the fair value of interest exchange agreements in income. For the six month period ended June 30, 2001, these interest rate swaps resulted in expense of $2 and the interest exchange agreements resulted in income of $1.

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

As of June 30, 2001, interest rate swaps are reflected at a fair value of $24 in other assets and $22 in other liabilities. Offsetting amounts are a loss reflected in accumulated other comprehensive income of $9, an adjustment to underlying long-term senior debt of $9 and net other expense of $2. During the next twelve months, the Company expects to reclassify to expense $3 from the transition adjustment loss that was recorded in accumulated other comprehensive income and recognize income of $12 related to the basis adjustment of certain underlying liabilities.

Commodity Derivatives

The Company uses commodity derivatives such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production.

On June 29, 2001, the Derivatives Implementation Group, in support of the Financial Accounting Standards Board, issued Statement 133 Implementation Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." This Implementation Issue concluded that the normal purchases and normal sales exceptions as described in Statement of Financial Accounting Standards No.
133, Accounting for Derivative Instruments and Hedging Activities, applied to electricity contracts only to the extent that the power purchaser is an entity engaged in selling electricity to retail or wholesale customers. The effective date of this implementation guidance for the Company will be July 1, 2001.

The Company has entered into certain commitments to purchase electricity at fixed prices over a three-year period. As a result of Implementation Issue C15, these commitments are deemed to be derivatives and will be stated at fair value on the statement of financial position. The Company projects that the initial valuation of these commitments will result in a derivative liability of approximately $64. The Company also projects the derivative will qualify for cash flow hedge treatment, with the initial valuation resulting in an unrecognized loss in the accumulated other comprehensive income. Approximately $22 of expense attributable to this derivative is projected to be recognized in earnings for the twelve month period beginning July 1, 2001.

Other Derivative Financial Instruments

The Company uses equity conversion options and warrants in certain transactions to enhance the income potential of these transactions. As of June 30, 2001, equity conversion options and warrants are reflected at a fair value of $38 in other assets. These were initially recorded on the balance sheet with a corresponding discount in notes receivable of $20. The change in fair value for the six-month period ended June 30, 2001, of $18 was recorded in sales and other operating revenue.

The Company has foreign currency forward contracts that were entered into to hedge receipt and expenditure commitments made in foreign currencies. As of June 30, 2001, the notional amount of foreign currency forward contracts accounted for as cash flow hedges is $556. These hedges are carried at market value, resulting in $25 recorded in other liabilities offset by a loss in accumulated other comprehensive income ($16 net of tax). Additionally, at June 30, 2001, the Company had foreign currency forward contracts with a notional value of $206 that were not accounted for as hedges and carried at market value, resulting in $33 recorded in other liabilities. The Company realized a pretax loss of $10 attributable to these forward contracts during the six months ended June 30, 2001.

Other derivatives held by the Company include a forward-starting interest rate swap that is not accounted for as a hedge, and as of June 30, 2001, other assets include $12 as a result of marking to market this interest rate swap. Accumulated other comprehensive income includes a gain of $9 (net of tax of $5) attributable to this swap due to the transition adjustment resulting from implementation of SFAS No. 133, as amended. This transition adjustment is amortized to income over a period of 13 years.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2001, inventories included approximately $582 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2001, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. On July 13, 2001, the Court certified certain questions of state law for consideration by the Washington Supreme Court. The action is currently set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. The indictment has since been dismissed as against this employee. That dismissal was affirmed by the U.S. Court of Appeals for the D.C. Circuit on May 8, 2001. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification was filed in May 2001. The court will hear argument on the motion in August. The Company intends to vigorously contest this lawsuit.

Note 15 - Business Segment Data

Segment information for revenues, earnings, and research and development
consisted of the following:               Six months ended   Three months ended
                                                June 30              June 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                    $17,760  $15,051     $ 9,317  $ 9,880
  Military Aircraft and Missiles            5,716    5,938       3,289    3,092
  Space and Communications                  4,765    3,457       2,519    1,798
  Customer and Commercial Financing           440      344         234      177
  Other                                       166      130          95       69
  Accounting differences/eliminations         (38)    (169)         62     (175)
-------------------------------------------------------------------------------
  Operating revenues                      $28,809  $24,751     $15,516  $14,841
===============================================================================

Earnings from operations:
  Commercial Airplanes                    $ 1,815  $ 1,141     $   955  $   882
  Military Aircraft and Missiles              656      540         410      246
  Space and Communications                    214       36         130      (24)
  Customer and Commercial Financing           327      237         185      130
  Other                                      (126)     (23)        (75)     (25)
  Accounting differences/eliminations         (14)    (247)        (39)    (199)
  Share-based plans                          (181)    (127)        (99)     (67)
  Unallocated expense                        (106)     (76)       (100)     (18)
-------------------------------------------------------------------------------
  Earnings from operations                  2,585    1,481       1,367      925
  Other income, principally interest          252      222          17       73
  Interest and debt expense                  (320)    (210)       (172)    (107)
-------------------------------------------------------------------------------
  Earnings before income taxes              2,517    1,493       1,212      891
  Income taxes                                441      455         372      271
-------------------------------------------------------------------------------
  Net earnings before cumulative effect
   of accounting change                   $ 2,076  $ 1,038     $   840  $   620
===============================================================================

Research and development:
  Commercial Airplanes                    $   385  $   263     $   190  $   160
  Military Aircraft and Missiles              123      123          70       62
  Space and Communications                    248      261         125      137
  Other                                       127       16          76       16
-------------------------------------------------------------------------------
  Total research and development expense  $   883  $   663     $   461  $   375
===============================================================================

In the first quarter of 2001, the Company adjusted the segment classification of certain business activities. The Company established an "Other" segment class-ification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Manage-ment, a business unit developing new approaches to a global solution to address air traffic management issues; and Phantom Works, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The 2000 results have been reclassified to conform to the revised segment classifications.

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

In the second quarter of 2001, Trans World Airlines (TWA) received final approval from the U.S. District Court in Wilmington, Delaware, for an asset purchase agreement with American Airlines (AA). Under this agreement, AA as lessee has assumed various aircraft leases from TWA whereby the Company is the lessor. The restructured lease payments from AA are at rates that are lower than those contracted with TWA; however, none of the associated lease assets have been deemed to be impaired. As a result of this restructuring, 32 MD-83s previously accounted for as operating leases were accounted for as sales-type leases in the second quarter of 2001, with no gain or loss recorded. Accordingly, the 'Accounting differences/eliminations' caption reflected $792 of revenue in the second quarter of 2001 related to this transaction.

For internal reporting purposes, the Company recorded Military Aircraft and Missiles segment revenues and operating profit relating to the delivery of C-17 transport aircraft described in Note 9. The transaction was treated as a transfer to the 'Other' segment, where the related lease income and expense will be recorded.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 to the audited consolidated financial statements included in the Company's 2000 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program and certain commercial modification programs, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(179) and $(321) for the six months ended June 30, 2001 and 2000.

The 'Accounting differences/eliminations' caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the differences between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost," is included in the 'Accounting differences/eliminations' caption.

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization resulting from acquisitions prior to 1998.

-------------------------------------------------------------------------------
| Forward-Looking Information Is Subject to Risk and Uncertainty              |
|                                                                             |
|Certain statements in this report contain "forward-looking" information that | |involves risk and uncertainty, including projections for income recognition |
|in connection with interest rate swaps, deliveries, launches,  cash          |
|requirements and/or loan guarantees in connection with the Sea Launch joint | |venture, estimated tax payments, and other trend projections. This forward- |
|looking information is based upon a number of assumptions including          |
|assumptions regarding global economic conditions, earnings, government       |
|policies and actions; successful negotiation of contracts with the Company's | |labor unions and regulatory approvals. Actual future results and trends may | |differ materially depending on a variety of factors, including the Company's | |successful execution of internal performance plans, production rate increases| |and decreases, production system initiatives, timing of product deliveries |
|and launches, supplier contract negotiations, asset management plans,        |
|acquisition and divestiture plans, price adjustments associated with         |
|acquisitions and divestitures, procurement plans, and other cost-reduction | |efforts; the actual outcomes of certain pending sales campaigns and U. S. | |and foreign government procurement activities; acceptance of new products and| |services; product performance risks; the cyclical nature of some of the | |Company's businesses; volatility of the market for certain products and | |services; domestic and international competition in the defense, space and | |commercial areas; continued integration of acquired businesses; uncertainties|
|associated with regulatory certifications of the Company's commercial        |
|aircraft by the U.S. Government and foreign governments; other regulatory | |uncertainties; collective bargaining labor disputes; performance issues with | |key suppliers, subcontractors and customers; governmental export and import | |policies; factors that result in significant and prolonged disruption to air | |travel worldwide; global trade policies; worldwide political stability; | |domestic and international economic conditions; price escalation trends; the | |outcome of political and legal processes, including uncertainty regarding | |government funding of certain programs; changing priorities or reductions in |
|the U.S. Government or foreign government defense and space budgets;         |
|termination of government contracts due to unilateral government action or   |
|failure to perform; legal, financial and governmental risks related to       |
|international transactions; legal proceedings; and other economic, political |
|and technological risks and uncertainties.  Additional information           |
|regarding these factors is contained in the Company's SEC filings, including,| |without limitation and the Company's Annual Report on Form 10-K for the year | |ended December 31, 2000 and the Quarterly Report on Form 10-Q for the quarter|
|ended March 31, 2001.                                                        |
------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $28.8 billion for the first six months of 2001 were 16% higher than sales for the comparable period of 2000. For the first six months of 2001, a total of 263 commercial aircraft were delivered, compared with 242 for the same period in 2000. In second quarter 2001, 141 commercial aircraft were delivered compared with 167 in second quarter 2000. Approximately 538 commercial aircraft deliveries are currently projected for the full year 2001, compared with 489 in 2000.

Commercial jet aircraft deliveries were as follows:

                                Six months ended        Three months ended
                                     June 30                 June 30
       --------------------------------------------------------------------
        Model                   2001        2000        2001        2000
       --------------------------------------------------------------------
        717                       24  (9)     11 (5)      17 (8)       8 (4)
        737 Classic                -           2           -           -
        737 Next-Generation      145  (2)*   141          73 (2)     102
        747                       16          12 **        9           8
        757                       20          28          12          18
        767                       23          18          13          13
        777                       33          27          17          17
        MD-11                      2           3           -           1
       --------------------------------------------------------------------
              Total              263         242          141        167
       ====================================================================

       *Includes one intercompany C-40 737 Aircraft
       **Includes one Airborne Laser 747

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Military Aircraft and Missiles segment deliveries included the following:

                                Six months ended      Three months ended
                                    June 30                 June 30
        ----------------------------------------------------------------
        Model                   2001        2000        2001        2000
        ----------------------------------------------------------------
        C-17                       6 (2)       6           4 (2)       3
        F-15                       -           5           -           1
        F/A-18C/D                  -          14           -           8
        F/A-18E/F                 16          11           9           7
        T-45TS                     8           9           4           5
        CH-47                      6           4           4           3
        C-40                       2           -           2           -
        AH-64 Apache               3           4           1           2

The C-17s identified in parentheses represent deliveries under operating lease.


Space and Communications segment deliveries included the following:

                                Six months ended      Three months ended
                                    June 30                 June 30
        ----------------------------------------------------------------
        Model                   2001        2000        2001        2000
        ----------------------------------------------------------------
        Delta II                   3           2           3           -
        Satellites                 5           -           4           -

In the second quarter of 2001, Trans World Airlines (TWA) received final approval from the U.S. District Court in Wilmington, Delaware, for an asset purchase agreement with American Airlines (AA). Under this agreement, AA as lessee has assumed various aircraft leases from TWA whereby the Company is the lessor. The restructured lease payments from AA are at rates that are lower than those contracted with TWA; however, none of the associated lease assets have been deemed to be impaired. As a result of this restructuring, 32 MD-83s previously accounted for as operating leases were accounted for as sales-type leases in the second quarter of 2001, with no gain or loss recorded. Accordingly, the 'Accounting differences/eliminations' caption reflected $792 milliion of revenue in the second quarter of 2001 related to this transaction.

Earnings
--------

Net earnings for the second quarter of 2001 were $840 million, compared with $620 million for the same period in 2000. Net earnings included $17 million of other income in the second quarter of 2001, compared with $73 million in 2000. The lower other income in 2001 relates principally to lower returns on cash and cash equivalents, reflecting lower cash balances and lower interest rates. Interest expense for the second quarter of 2001 was $172 million, compared with $107 million in 2000. The higher interest expense results from increased debt in support of Customer and Commercial Financing transactions.

Net earnings for the first six months of 2001 were $2,077 million, compared with $1,038 million for the same period in 2000. Other income was $252 million and $222 million for the first six months of 2001 and 2000. Included in 2001 other income is $210 million of interest income relating to a non-recurring tax benefit resulting from a final agreement with the Internal Revenue Service (IRS) described below. Included in 2000 other income is $53 million of interest income from a federal income tax audit settlement and $41 million related to the sale of a long-held equity instrument. Interest expense was $320 million and $210 million for the first six months of 2001 and 2000, also reflecting increased debt in support of Customer and Commercial Financing transactions.

Income tax expense for the first six months of 2001 was $441 million, or 17.5% of pretax earnings, compared with $455 million, or 30.5% of pretax earnings in 2000. The 2001 tax provision includes a non-recurring earnings tax benefit resulting from a final agreement with the IRS primarily regarding previously filed claims for refund of research and development tax credits. These claims dealt primarily with historical fixed-price development program expenses incurred by McDonnell Douglas from 1986 to 1992. The agreement with the IRS resulted in financial recognition during the first quarter of $343 million of tax credit and $210 million of related interest income.

Research and development expense totaled $883 million for the first six months of 2001, compared with $663 million for the same period of 2000. Research and development expense totaled $461 million for the quarter, compared with $375 million for the same period of 2000. Commercial Airplanes segment research and development expense of $190 million for the second quarter of 2001 reflects an increase over the $160 million expense for the second quarter of 2000. Space and Communications segment research and development expense of $125 million for the second quarter was lower than the $137 million expense for the second quarter of 2000. Research and development in the 'Other' segment relates principally to Connexion by BoeingSM.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice has appealed this decision. On August 2, 2001, The United States Court of Appeals for the ninth Circuit reversed the District Court's summary judgment that was in the Company's favor. The Company has fully provided for any potential earnings impact that may result from this decision. The Company is assessing its options as a result of the Court of Appeals' actions.

In response to an adverse World Trade Organization (WTO) finding relative to the U.S. FSC tax provisions, the U.S. repealed FSC and enacted replacement legislation (Extraterritorial Income Exclusion Act of 2000). The European Union filed a WTO challenge to the new law and the WTO dispute panel hearing the case rejected the U.S. position. The final panel report will be circulated to the WTO membership in August 2001. If appealed, the appellate process would extend into the third quarter of 2001 and final resolution of this matter could extend into 2002. The U.S Government and industry groups are evaluating options. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.

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

Operating Earnings
------------------

Commercial Airplanes

Second quarter 2001 commercial jet aircraft deliveries totaled 141, compared with 167 during the same period in 2000 and 122 for first quarter 2001. The decrease in second quarter 2001 deliveries relative to the same period in 2000 resulted from the Company substantially recovering from the first-quarter 2000 Society of Professional Engineering Employees in Aerospace (SPEEA) work stoppage. Commercial Airplanes segment second quarter 2001 operating earnings, based on the unit cost of airplanes delivered, were $955 million, compared with $882 million for the same period in 2000. The overall Commercial Airplanes segment operating profit margin was 10.3% for the second quarter of 2001, compared with 8.9% for the same period in 2000. The second quarter 2001 margin increase over the same period in 2000 primarily reflects continued improvement in the production process, offset by increased research and development expense.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 15. Commercial Airplanes segment earnings under GAAP were $887 million and $639 million for the second quarter of 2001 and 2000. The GAAP determined segment margin of 9.5% in 2001 compares with 6.5% for the same period in 2000. In addition to the impacts to the segment margins identified above, the improving GAAP earnings and margins reflect the impact of additional units within the accounting quantity for the Next-Generation 737 and the 777. The Next-Generation 737 program accounting quantity was 1,800 units as of June 30, 2001, and 1,400 units as of June 30, 2000. The 777 program accounting quantity was 600 units as of June 30, 2001, and 500 units as of June 30, 2000.

For the six months ended June 30, 2001, Commercial Airplanes segment earnings were $1,815 million, compared with $1,141 million for the same period in 2000, and segment operating margins were 10.2% and 7.6% for the first six months of 2001 and 2000. Commercial jet aircraft deliveries totaled 263 for the first half of 2001, compared with 242 for the same period in 2000. The improved margins in 2001 also reflect continued production process improvements, offset by increased research and development expense. Research and development expense for the first six months of 2001 totaled $385 million, compared with $263 million for the same period in 2000. Commercial Airplanes earnings, as determined under GAAP described above, were $1,636 million for the first six months of 2001, compared with $820 million for the same period in 2000, and the related six-month margins were 9.2% and 5.4% for 2001 and 2000.

As of June 30, 2001, the Company had cumulatively delivered 68 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 to the audited consolidated financial statements in the Company's 2000 Annual Report. The Company has established the program accounting quantity at 200 units. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs, or an increase in the program quantity if warranted by additional program orders. The Company has significant financial exposure related to the 717 program, principally attributable to pricing pressures and the slow buildup of firm orders. The slow buildup of firm orders could result in schedule slides which could require a reevaluation of the cost of the 200 airplanes in the program accounting quantity.

As a result of the asset purchase agreement between TWA and American Airlines in April 2001, American Airlines assumed the lease of 15 717s, took delivery under lease of an additional 8 717s and committed to take delivery under lease of an additional 7 717s. These lease terms are of a shorter duration than the terms originally contracted with TWA.

During the first quarter of 2001, Commercial Airplanes announced plans to focus its product development activities on a faster, longer-range sonic cruiser airplane. During the second quarter of 2001, Commercial Airplanes continued to work together with customers on the sonic cruiser. In addition, the first 737-900s were delivered to Alaska Airlines, Continental Airlines and KLM and firm orders for the new Longer-Range 747-400 Freighter were received from Air France and ILFC.

Military Aircraft and Missiles

Second quarter 2001 Military Aircraft and Missiles segment operating earnings were $410 million, compared with $246 million for the second quarter of 2000. Second quarter 2001 results included a non-recurring earnings increase of $57 million, described below, attributable to the F-15 program. Operating margins for second quarter 2001 were 12.5%, or 10.7% without the non-recurring earnings adjustment, compared with 8.0% for the same period in 2000. The increase in operating margin for 2001 reflects the impact of one additional C-17 transport aircraft delivery, and lower earnings in the second quarter of 2000 attributable both to less favorable program performance on certain helicopter programs, and lower margins associated with various aerospace support contracts.

The Company had procured and committed to long-lead items in anticipation of orders during 1999 for as many as 24 F-15 fighter aircraft. In the third quarter of 1999, the Company assessed that there was a limited near-term market for F-15s. As a result of this revised market assessment, the Company recorded a non-recurring $225 million pretax charge. In the second quarter of 2001, the U.S. Air Force ordered an additional 10 F-15Es, which improved the financial outlook of the program. As a result, the non-recurring charge was adjusted, resulting in additional operating earnings of $57 million during the quarter.

Operating earnings for the first six months of 2001 were $656 million, compared with $540 million for the same period in 2000. Operating margins for the six month period were 11.5% for 2001, or 10.5% excluding the non-recurring F-15 program earnings adjustment, compared with 9.1% for the same period in 2000.

During the quarter, Military Aircraft and Missiles continued to expand its military aerospace support business and to strengthen its competitiveness in key U.S. and international defense markets.

The Company was selected to lead the C-130 Avionics Modernization Program for the U.S. Air Force. Under the program, the Company will develop a modern, common cockpit avionics system for the approximately 500 C-130 transport aircraft in U.S. Air Force service. Other Military Aerospace Support wins include the Canadian F/A-18 Update Program and the F/A-18E/F Integrated Readiness Support Teaming, or FIRST, program for the U.S. Navy.

The Boeing Joint Strike Fighter (JSF) X-32B accomplished a major aerospace milestone and a JSF program first on June 24 when it transitioned from wingborne flight to a hover at the naval air station at Patuxent River, MD. The X-32B then made its first vertical landing after transitioning from conventional to short-takeoff-and-vertical-landing, or STOVL, flight. The Company has success-fully completed all governmental flight-test requirements for the Joint Strike Fighter.

Also during the second quarter, Italy selected a Boeing-led international partnership to deliver 4 767 tanker transports. The Company delivered the first two of four C-17 transport aircraft leased to the United Kingdom Royal Air Force, the first international customer for the cargo transport. The delivery of the first aircraft occurred just a year and a day after the United Kingdom announced its selection of the C-17 to enhance its military transport capabilities. Military Aircraft and Missiles Systems segment revenues and operating margin reflect these two C-17 deliveries, but these transactions are accounted for as operating leases on a consolidated basis.

Space and Communications

Space and Communications segment operating earnings for the second quarter 2001 were $130 million, compared with a loss of $24 million in the same period in 2000. The second quarter 2000 results included a charge of $55 million associated with the incurred costs of a Delta III demonstration launch. The increased operating earnings from 2000 also resulted from three additional Delta II launches in the second quarter of 2001 and the acquisition of Boeing Satellite Systems in the fourth quarter of 2000.

During the quarter, the Company successfully completed test firings of the RS-68 engine and Common Booster Core for the Delta IV. The first launch of Delta IV is scheduled for 2002, and assigned payloads have been received from the United States Air Force for launches in August 2002 and second quarter 2003 and from Loral Skynet do Brasil for the second half of 2002. Four Boeing Satellite Systems satellites were successfully launched during the quarter, including the XM "Roll" satellite launched by Sea Launch, a joint venture of which Boeing is a 40% partner.

Segment operating earnings for the first six months of 2001 were $214 million, compared with $36 million for the same period in 2000. The increased operating earnings in 2001 result from the $55 million Delta III demonstration launch charge discussed above, and the increased volume of activity attributable to the acquisition of Boeing Satellite Systems. Additionally, research and development expense has declined in the first six months of 2001 to $248 million, from $261 million in 2000.

The Company continues to monitor the impact of the softening satellite launch market on the Delta III program and the Sea Launch venture. The Company continues to monitor potential exposures for the Delta III program by assessing the estimated revenues attributable to future Delta III launches, including revenue for launch positions that are currently unsold, along with assessing inventory and supplier commitments. The next Delta III launch is anticipated for
2003.                                28

The Company has ongoing financial exposure due to the Sea Launch venture. This financial exposure primarily results from company guarantees extended on partnership loans. The Company's maximum exposure to credit related losses associated with Sea Launch credit guarantees is $403 million.

The Company projects that the Sea Launch joint venture may require additional infusions from the partners in the near term. This would be expected to result in additional cash requirements and/or loan guarantees imposed on the Company.

Customer and Commercial Financing

Revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Segment earnings additionally reflect depreciation on leased equipment and expenses attributable to potentially uncollectible receivables. No interest expense on debt is included in Customer and Commercial Financing segment earnings reflected in Note 15; however, interest expense of $90 million for second quarter 2001 and $164 million for the first six months of 2001 is associated with debt relating to financing activities.

Operating earnings for the Customer and Commercial Financing segment were $185 million for second quarter 2001, compared with $130 million for first quarter 2000, exclusive of interest expense. Operating earnings for the first six months of 2001 were $327 million, compared with $237 million for the same period in 2000. The increase was due principally to an increase in financing assets.

In the second quarter of 2001, Trans World Airlines (TWA) received final approval from the U.S. District Court in Wilmington, Delaware, for an asset purchase agreement with American Airlines (AA). Under this agreement, AA as lessee has assumed various aircraft leases from TWA whereby the Company is the lessor. The restructured lease payments from AA are at rates that are lower than those contracted with TWA; however, none of the associated lease assets have been deemed to be impaired. As a result of this restructuring, 32 MD-83s previously accounted for as operating leases were accounted for as sales-type leases, with no gain or loss recorded.

Liquidity and Capital Resources
-------------------------------

The Company's financial liquidity position as of June 30, 2001, included cash and short-term investments totaling $1.5 billion. During the first six months of 2001, the Company repurchased 24.8 million shares for $1.5 billion under an 85 million share repurchase plan.

Excluding non-recourse debt and Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total long-term debt is at 26% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 46% of total shareholders' equity plus debt. Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused.

The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise. During the second quarter of 2001, the Company made a tax payment of approximately $900 million due to, among other factors, the closeout of contracts accounted for under the completed contract method for tax purposes.

Standards Issued and Not Implemented
------------------------------------

In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company will be required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations completed after June 30, 2001, be accounted for under the purchase method. Business combinations completed before July 1, 2001, that were accounted for by the purchase method must meet the requirements of SFAS No. 142. Intangibles not meeting the prescribed criteria must be reclassified to goodwill as of the statement adoption date. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect, if any, that this statement will have on its financial position and results of operations.

Additionally, the Company will be required to adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of January 1, 2002. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this standard. The standard is immediately applicable for any goodwill acquired after June 30, 2001. Goodwill and intangible assets acquired after June 30, 2001, should be tested for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not expect any expense recognition from application of the impairment test, but has not completed the testing necessary for a final determination. If goodwill amortization were to cease, goodwill expenses of approximately $150 millions per year would no longer be recognized in the consolidated statement of operations.

On June 29, 2001, the Derivatives Implementation Group, in support of the Financial Accounting Standards Board, issued Statement 133 Implementation Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." This Implementation Issue concluded that the normal purchases and normal sales exceptions as described in Statement of Financial Accounting Standards No.
133, Accounting for Derivative Instruments and Hedging Activities, applied to electricity contracts only to the extent that the power purchaser is an entity engaged in selling electricity to retail or wholesale customers. The effective date of this implementation guidance for the Company will be July 1, 2001.

The Company has entered into certain commitments to purchase electricity at fixed prices over a three-year period. As a result of Implementation Issue C15, these commitments are deemed to be derivatives and will be stated at fair value on the Statement of Financial Position. The Company projects that the initial valuation of these commitments will result in a derivative liability of approximately $65 million. The Company also projects the derivative will qualify for cash flow hedge treatment, with the initial valuation resulting in an unrecognized loss in the accumulated other comprehensive income. Approximately $51 million of expense attributable to this derivative is projected to be recognized in earnings for the twelve-month period beginning July 1, 2001.

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):
                                      June 30   March 31   December 31
       ----------------------------------------------------------------
                                         2001       2001          2000
       ----------------------------------------------------------------
        Commercial Airplanes           $ 86.9     $ 88.6        $ 89.8
        Military Aircraft and Missiles   19.9       20.4          17.1
        Space and Communications         14.2       15.1          13.7
       ----------------------------------------------------------------
        Total contractual backlog      $121.0     $124.1        $120.6
       ================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $27.5 billion at June 30, 2001, compared with $31.3 billion at December 31, 2000.




Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Company uses equity conversion options and warrants in certain transactions to enhance the credit worthiness of these transactions. As of June 30, 2001, equity conversion options and warrants are reflected at a fair value of $38 million in other assets. These were initially recorded on the balance sheet with a corresponding discount in notes receivable of $20 million. The change in fair value for the six-month period ended June 30, 2001, of $18 million was recorded in sales and other operating revenue.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency-forward contracts. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As of June 30, 2001, the notional value of such derivatives was $556 million, with a net unrealized loss of $25 million. Additionally, the Company had foreign currency forward contracts with a notional value of $206 million that were carried at market value. The Company realized a net loss of $5 million attributable to these forward contracts during the quarter.

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

In 1991, the U.S. Navy notified the Company and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2001, inventories included approximately $582 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a claim for contract adjustments for a minimum of $250 million, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, which was $350 million.

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

In the Company's opinion, the loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2001, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that (i) the Government's termination of the contract for default was contrary to law and fact, (ii) the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and (iii) subject to prevailing on the issue that the termination is properly one for the convenience of the Government, the probable recovery by the Company is not less than $250 million.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997 and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs seek compensatory damages and treble damages. On July 13, 2001, the Court certified certain questions of state law for consideration by the Washington Supreme Court. The action is currently set for trial on March 7, 2002. The Company believes that the allegations are without merit and that the outcome of these lawsuits will not have a material adverse effect on its earnings, cash flow or financial position.

On October 19, 1999, an indictment was returned by a federal grand jury sitting in the District of Columbia charging that McDonnell Douglas Corporation (MDC), a wholly owned subsidiary of the Company, and MDC's Douglas Aircraft Company division, conspired to and made false statements and concealed material facts on export license applications and in connection with export licenses, and possessed and sold machine tools in violation of the Export Administration Act. The indictment also charged one employee with participation in the alleged conspiracy. The indictment has since been dismissed as against this employee. That dismissal was affirmed by the U.S. Court of Appeals for the D.C. Circuit on May 8, 2001. The indictment relates to the sale and export to China in 1993-1995 of surplus, used machine tools sold by Douglas Aircraft Company to China National Aero-Technology Import and Export Corporation for use in connection with the MD-80/90 commercial aircraft Trunkliner Program in China.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice" and believes that the plaintiffs cannot satisfy the rigorous requirements necessary to achieve the class action status they seek. Plaintiffs' motion for class certification was filed in May 2001. The court will hear argument on the motion in August. The Company intends to vigorously contest this lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:
              (3) Articles of Incorporation and By Laws
                  (i) By-Laws, as amended and restated on June 25, 2001.
                      Filed herewith.

             (10) Material Contracts
                    Management Contracts and Compensatory Plans
                  (i) The Boeing Company Executive Layoff Benefits Plan
                      as Amended and Restated effective April 1, 2001. Filed herewith.

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

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of June 30, 2001, the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2001 and 2000, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Seattle, Washington

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

July 25, 2001

                                - - - - - - -

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE BOEING COMPANY
                                         ------------------------------
                                                  (Registrant)


        August 8, 2001                   /s/      James A. Bell
       ----------------                  ------------------------------
            (Date)                                James A. Bell
                                            Vice President of Finance
                                              & Corporate Controller