Form 10-Q
period 2001-09-30
BOEING CO
filed 2001-10-25
CIK 12927

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




                       For the quarterly period ended
                             September 30, 2001


                        Commission file number: 1-442


                             THE BOEING COMPANY

                              100 N. Riverside
                           Chicago, Illinois 60606

                         Telephone:  (312) 544-2000




                     State of incorporation:   Delaware
                   IRS identification number:  91-0425694









The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of October 19, 2001, there were 797,972,254 shares of common stock, $5.00 par value, issued and outstanding.

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in millions except per share data)
                                 (Unaudited)


                                         Nine months ended   Three months ended
                                             September 30         September 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Sales and other operating revenues        $42,496  $36,628     $13,687  $11,877
Cost of products and services              35,447   31,484      11,410    9,993
-------------------------------------------------------------------------------
                                            7,049    5,144       2,277    1,884

Equity in income from joint ventures           72       38          28        8
General and administrative expense          1,713    1,639         546      607
Research and development expense            1,398    1,024         515      361
Gain on dispositions, net                      20       20          20        7
Share-based plans expense                     279      193          98       66
Special charges due to events of
 September 11, 2001                           100                  100
-------------------------------------------------------------------------------
Earnings from operations                    3,651    2,346       1,066      865

Other income, principally interest            280      343          28      121
Interest and debt expense                    (477)    (320)       (157)    (110)
-------------------------------------------------------------------------------
Earnings before income taxes                3,454    2,369         937      876

Income taxes                                  728      722         287      267
-------------------------------------------------------------------------------
Net earnings before cumulative effect of
 accounting change                          2,726    1,647         650      609

Cumulative effect of accounting change, net     1
-------------------------------------------------------------------------------
Net earnings                              $ 2,727  $ 1,647     $   650  $   609
===============================================================================

Basic earnings per share                  $  3.32  $  1.91     $   .81  $   .71
===============================================================================

Diluted earnings per share                $  3.26  $  1.89     $   .80  $   .70
===============================================================================

Cash dividends paid per share             $   .51  $   .42     $   .17  $   .14
===============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                 (Dollars in millions except per share data)
                                                       September 30 December 31
                                                               2001        2000
-------------------------------------------------------------------------------
Assets                                                   (Unaudited)
-------------------------------------------------------------------------------

Cash and cash equivalents                                   $ 1,572     $ 1,010
Accounts receivable                                           4,804       4,928
Current portion of customer and commercial financing          1,605         995
Deferred income taxes                                         2,176       2,137
Inventories, net of advances and progress billings            7,776       6,794
-------------------------------------------------------------------------------
        Total current assets                                 17,933      15,864
Customer and commercial financing                             7,613       5,964
Property, plant and equipment, net                            8,695       8,814
Goodwill and acquired intangibles, net                        6,536       5,214
Prepaid pension expense                                       5,602       4,845
Deferred income taxes                                                        60
Other assets                                                  1,526       1,267
-------------------------------------------------------------------------------
                                                            $47,905     $42,028
===============================================================================

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------

Accounts payable and other liabilities                      $12,529     $11,979
Advances in excess of related costs                           4,713       3,517
Income taxes payable                                          1,751       1,561
Short-term debt and current portion of long-term debt         2,347       1,232
-------------------------------------------------------------------------------
        Total current liabilities                            21,340      18,289
Deferred income taxes                                            52
Accrued retiree health care                                   5,246       5,152
Deferred lease income                                           641
Long-term debt                                                9,306       7,567
Minority interest in subsidiaries                                16
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159             5,059       5,059
 Additional paid-in capital                                   1,657       2,693
 Treasury shares, at cost - 174,421,299 and 136,385,222      (8,516)     (6,221)
 Retained earnings                                           14,526      12,090
 Accumulated other comprehensive income                         (88)         (2)
 Unearned compensation                                           (4)         (7)
 ShareValue Trust shares - 39,511,640 and 39,156,280         (1,330)     (2,592)
-------------------------------------------------------------------------------
        Total shareholders' equity                           11,304      11,020
-------------------------------------------------------------------------------
                                                            $47,905     $42,028
===============================================================================
             See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)
                                                              Nine months ended
                                                                 September 30
-------------------------------------------------------------------------------
                                                               2001        2000
-------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                              $ 2,727     $ 1,647
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Share-based plans                                           279         193
    Depreciation                                                877         970
    Amortization of goodwill and intangibles                    215          89
  Customer and commercial financing valuation provision          55           9
  Gain on dispositions, net                                     (20)        (20)
  Changes in assets and liabilities -
    Accounts receivable                                         103        (193)
    Inventories, net of advances and progress billings         (961)        477
    Accounts payable and other liabilities                      702         254
    Advances in excess of related costs                       1,196         533
    Income taxes payable and deferred                           264         328
    Deferred lease income                                       641
    Prepaid pension expense                                    (757)       (404)
    Goodwill                                                 (1,465)
    Accrued retiree health care                                 116         132
    Other                                                      (304)       (171)
-------------------------------------------------------------------------------
        Net cash provided by operating activities             3,668       3,844
-------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing and properties on lease, additions      (3,483)     (1,121)
  Customer financing and properties on lease, reductions        994       1,026
  Property, plant and equipment, net additions                 (712)       (617)
  Acquisitions, net of cash acquired                            (22)       (316)
  Proceeds from dispositions                                    135         120
-------------------------------------------------------------------------------
        Net cash used by investing activities                (3,088)       (908)
-------------------------------------------------------------------------------
Cash flows - financing activities:
  New borrowings                                              3,453       1,610
  Debt repayments                                              (691)       (569)
  Common shares purchased                                    (2,417)       (894)
  Stock options exercised, other                                 76         104
  Dividends paid                                               (439)       (379)
-------------------------------------------------------------------------------
        Net cash used by financing activities                   (18)       (128)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       562       2,808

Cash and cash equivalents at beginning of year                1,010       3,354
-------------------------------------------------------------------------------
Cash and cash equivalents at end of 3rd quarter             $ 1,572     $ 6,162
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

                     THE BOEING COMPANY AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Dollars in millions)
                                 (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and subsidiaries
(the "Company") without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2001, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Accounting for the Impact of the September 11, 2001, Terrorist Attacks

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property, and caused major disruptions in business activities and in the U.S. economy overall.

To address the widespread impact of the attacks, the Emerging Issues Task Force (EITF) released Issue No. 01-10, "Accounting for the Impact of Terrorist Attacks of September 11, 2001." This issue specifically prohibits treating costs and losses resulting from the events of September 11, 2001, as extraordinary items; however, it observes that any portion of these costs and losses deemed to be unusual or infrequently occurring should be presented as a separate line item in income from continuing operations.

For the quarter ended September 30, 2001, the Company recorded an initial charge of $100 in the caption 'Special charges due to events of September 11, 2001'. This charge related to certain severance costs that were probable and estimable, and are expected to be principally incurred by year-end 2001. The employment reductions resulted from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001.

The Company has undertaken an assessment of other losses and costs it expects to incur in relation to the attacks. These costs are not yet reasonably estimable due to the period of time required for resolution. The Company expects many of these costs to become estimable within the next three to twelve months, and will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001'. These losses and costs are expected to relate principally to additional employee severance and out-placement, vendor termination, valuation of receivables, impairment of assets, inventory impairment, guarantees extended by the Company and certain other items.

Note 2 - Accounting for the Impact of the September 11, 2001, Terrorist Attacks (continued)

As stated in Note 1 of the Company's 2000 Annual Report, cost of sales for the commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The estimated program average costs and revenues are reviewed and reassessed quarterly. The Company expects that the events of September 11, 2001, will result in a decrease in deliveries and demand for the commercial aircraft programs that will impact the cost and revenue estimates for the applicable program quantities. The Company expects to reflect the estimate adjustments attributable to the events of September 11, 2001, as they become reasonably estimable over the next five quarters.


Note 3 - Acquisitions

On October 6, 2000, the Company acquired the Hughes Electronics Corporation (Hughes) space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. The original purchase price was $3,849, initial goodwill was valued at $740 and the other intangible assets were valued at $631. During the period from acquisition to the third quarter of 2001, the Company completed its assessment of the net assets acquired and goodwill was increased to a balance of $2,205. The majority of the goodwill adjustments relate to claims submitted to Hughes for resolution as contractual purchase price contingencies. The Company anticipates finalizing the Hughes purchase price allocation during 2002, at the conclusion of arbitration procedures related to these contingencies. Other adjustments were recorded to reflect finalization of fair value assessments for the net assets acquired and the impact of the Company's accounting policies on acquired balances.

The purchase price and related allocation, reflecting adjustments made through September 30, 2001, were as follows:



-------------------------------------------------------------------------------
Working capital                                                          $ (940)
Property, plant and equipment                                               875
Prepaid pension assets                                                      626
Other assets                                                                 54
Goodwill                                                                  2,205
Other acquired intangibles                                                  647
In-process research and development                                         500
Retiree health care                                                        (118)
-------------------------------------------------------------------------------
Purchase price                                                           $3,849
===============================================================================

In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

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


Note 4 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

                                Nine months ended     Three months ended
                                  September 30           September 30
                                ----------------      ------------------
                                2001        2000      2001          2000
                                ----        ----      ----          ----
Basic shares                    821.7      864.4      804.4        858.2
Diluted shares                  837.4      873.5      814.7        873.3

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


Note 5 - Income Taxes

The effective tax rate of 21.1% for the first nine months of 2001 is principally due to a one-time benefit of $343 reflecting a settlement with the Internal Revenue Service (IRS) relating to research credit claims on McDonnell Douglas Corporation fixed-price government contracts applicable to the 1986-1992 federal income tax returns.

Absent this settlement, the effective tax rate for the first nine months would have been 30.6%. The 30.6% effective tax rate differs from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) tax benefits, extra-territorial income exclusion, tax credits, state income taxes and the non-deductibility of certain goodwill, primarily the goodwill associated with the acquisition of Rockwell International Corporation in 1996. Income tax payments, net of refunds and settlements, were $747 and $362 for the nine months ended September 30, 2001 and 2000. Payments for the nine months ended September 30, 2001, included approximately $900 due principally to the closeout of contracts accounted for under the completed contract method for tax purposes.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, The United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company has fully provided for any potential earnings impact that may result from this decision. The Company has filed a petition for rehearing with the Ninth Circuit Court of Appeals.


Note 6 - Accounts Receivable

Accounts receivable consisted of the following:
                                                   September 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
U.S. Government contracts                                $2,427          $2,693
Other                                                     2,377           2,235
-------------------------------------------------------------------------------
                                                         $4,804          $4,928
===============================================================================


Note 7 - Inventories

Inventories consisted of the following:
                                                   September 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Commercial aircraft programs and
 long-term contracts in progress                       $ 20,362        $ 19,399
Commercial spare parts, general
 stock materials and other                                2,018           1,972
-------------------------------------------------------------------------------
                                                         22,380          21,371
Less advances and progress billings                     (14,604)        (14,577)
-------------------------------------------------------------------------------
                                                       $  7,776        $  6,794
===============================================================================

Inventory costs at September 30, 2001, included unamortized tooling of $889 and $351 relating to the 777 and Next Generation 737 programs, and excess deferred production costs of $930 and $509 relating to the 777 and Next Generation 737 programs. There were no significant deferred production costs or unamortized tooling associated with the 717 program.


Note 8 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                   September 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Aircraft financing
 Notes receivable                                        $1,070          $  593
 Investment in sales-type/financing leases                2,393           1,119
 Operating lease equipment, at cost,
  less accumulated depreciation of $320 and $305          3,303           3,098
Commercial equipment financing
 Notes receivable                                           931             915
 Investment in sales-type/financing leases                  879             697
 Operating lease equipment, at cost,
  less accumulated depreciation of $90 and $95              803             710
-------------------------------------------------------------------------------
Less valuation allowance                                   (161)           (173)
-------------------------------------------------------------------------------
                                                         $9,218          $6,959
===============================================================================

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced difficulty in accessing such collateral when necessary. Commercial equipment financing also includes amounts attributable to regional aircraft, principally with fewer than 80 seats.

The change in the valuation allowance for the first nine months of 2001 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 2000                                     $(173)
 Charged to costs and expenses                                              (15)
 Reduction in customer and commercial financing assets                       27
-------------------------------------------------------------------------------
Ending balance - September 30, 2001                                       $(161)
===============================================================================

Note 9 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                   September 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Accounts payable                                        $ 5,285         $ 5,040
Accrued compensation and employee benefit costs           3,043           2,938
Lease and other deposits                                    357             731
Dividends payable                                                           149
Other                                                     3,844           3,121
-------------------------------------------------------------------------------
                                                        $12,529         $11,979
===============================================================================


Note 10 - Deferred Lease Income

The Company entered into an agreement with the United Kingdom Royal Air Force (UKRAF) to lease four C-17 transport aircraft, delivered during the second and third quarters of 2001. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The proceeds represent the present value of the assigned total lease receivables discounted at a rate of 6.6%. The C-17 deliveries are accounted for as operating leases.

Note 11 - Debt
Short- and long-term debt consisted of the following:

                                                   September 30     December 31
                                                           2001            2000
-------------------------------------------------------------------------------
Non-recourse debt and notes
  Enhanced Equipment Trust Certificates                 $   635          $    -
  9.9% - 14.3% notes due through 2010                        67              74
Unsecured debentures and notes
  $174, 8 3/8% due Feb. 15, 2001                                            174
  $49,  7.565% due Mar. 30, 2002                             48              49
  $120, 9.25% due Apr. 1, 2002                              120             120
  $300, 6 3/4% due Sep. 15, 2002                            299             299
  $300, 6.35% due Jun. 15, 2003                             300             300
  $200, 7 7/8% due Feb. 15, 2005                            205             206
  $300, 6 5/8% due Jun. 1, 2005                             295             294
  $250, 6.875% due Nov. 1, 2006                             249             248
  $175, 8 1/10% due Nov. 15, 2006                           175             175
  $350, 9.75% due Apr. 1, 2012                              348             348
  $400, 8 3/4% due Aug. 15, 2021                            398             398
  $300, 7.95% due Aug. 15, 2024                             300             300
  $250, 7 1/4% due Jun. 15, 2025                            247             247
  $250, 8 3/4% due Sep. 15, 2031                            248             248
  $175, 8 5/8% due Nov. 15, 2031                            173             173
  $300, 6 5/8% due Feb. 15, 2038                            300             300
  $100, 7.50% due Aug. 15, 2042                             100             100
  $175, 7 7/8% due Apr. 15, 2043                            173             173
  $125, 6 7/8% due Oct. 15, 2043                            125             125
Senior debt securities
  2.7% - 9.2% due through 2012                            3,359           1,547
Senior medium-term notes
  2.7% - 7.6% due through 2017                            2,159           1,775
Subordinated medium-term notes
  6.0% - 8.3% due through 2012                               20              25
Capital lease obligations due through 2021                  312             315
Commercial paper                                            862             651
Other notes                                                 136             135
-------------------------------------------------------------------------------
                                                        $11,653          $8,799
===============================================================================

Of the debt balances reported above, $6,303 and $4,318 are attributed to Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, for September 30, 2001, and December 31, 2000.

The Company has $3,000 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $489 and $388 for the nine months ended
September 30, 2001 and 2000. Interest payments were $478 and $459 for the same respective periods.

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission (SEC). From this $5,000 shelf, BCC received proceeds on March 8, 2001, from the issuance of $750 in 6.10% senior notes due 2011. On May 10, 2001, BCC received proceeds from the issuance of $1,000 in 5.65% senior notes due 2006.

On May 24, 2001, American Airlines issued Enhanced Equipment Trust Certificates
(EETC), and the Company through BCC received proceeds attributable to 32 MD-83 aircraft owned by BCC and on lease to American Airlines. The effective interest rates of these non-recourse borrowings range from 6.82% to 7.69%.

Short-term debt and the current portion of long-term debt as of September 30, 2001, consisted of the following: $869 of senior debt securities, senior medium-term notes, subordinated medium-term notes, $862 of commercial paper, $420 of unsecured debentures and notes, $37 of capital lease obligations, $68 of non-recourse debt and notes, and $91 of other notes.

Note 12 - Shareholders' Equity
Changes in shareholders' equity for the nine month periods ended September 30, 2001 and 2000, consisted of the following:
-------------------------------------------------------------------------------
                                                 2001                2000
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1           1,011,870  $ 5,059  1,011,870  $ 5,059
-------------------------------------------------------------------------------
 Ending balance - September 30           1,011,870  $ 5,059  1,011,870  $ 5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 2,693             $ 1,684
  Share-based compensation                              279                 193
  Treasury shares issued for stock plans, net           (66)               (174)
  Tax benefit related to stock plans                     13                  21
  ShareValue Trust market value adjustment           (1,262)                833
-------------------------------------------------------------------------------
 Ending balance - September 30                      $ 1,657             $ 2,557
===============================================================================
Treasury stock
 Beginning balance - January 1             136,385  $(6,221)   102,357  $(4,161)
  Treasury shares issued for
   stock plans, net                         (2,698)     122     (3,976)     153
  Treasury shares acquired                  40,734   (2,417)    19,295     (894)
-------------------------------------------------------------------------------
 Ending balance - September 30             174,421  $(8,516)   117,676  $(4,902)
===============================================================================
Retained earnings
 Beginning balance - January 1                      $12,090             $10,487
  Net earnings                                        2,727               1,647
  Cash dividends declared                              (291)               (252)
-------------------------------------------------------------------------------
 Ending balance - September 30                      $14,526             $11,882
===============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                      $    (2)            $     6
  Losses on certain investments, net of tax              (6)                (11)
  Losses on derivative instruments, net of tax          (67)
  Foreign currency translation adjustment               (13)                  5
-------------------------------------------------------------------------------
 Ending balance - September 30                      $   (88)            $     0
===============================================================================
Unearned compensation
 Beginning balance - January 1                      $    (7)            $   (12)
  Amortization and forfeitures                            3                   3
-------------------------------------------------------------------------------
 Ending balance - September 30                      $    (4)            $    (9)
===============================================================================
ShareValue Trust
 Beginning balance - January 1              39,156  $(2,592)    38,696  $(1,601)
  Shares acquired from dividend reinvestment,
   net of fees                                 356                 380
  Market value adjustment                             1,262                (833)
-------------------------------------------------------------------------------
 Ending balance - September 30              39,512  $(1,330)    39,076  $(2,434)
===============================================================================

For the nine months ended September 30, 2001 and 2000, comprehensive income and net earnings differed only by the changes in accumulated other comprehensive income shown above.


Note 13 - Share-Based Compensation

Share-based plans expense consisted of the following:

                                         Nine months ended   Three months ended
                                             September 30         September 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Performance shares                           $168     $ 91         $60      $33
ShareValue Trust                               54       54          18       18
Stock options, other                           57       48          20       15
-------------------------------------------------------------------------------
                                             $279     $193         $98      $66
===============================================================================


Note 14 - General and Administrative Expense

The Company has issued 7,477,518 stock units as of September 30, 2001, that are convertible to either stock or a cash equivalent, of which 6,549,986 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance and is recorded against general and administrative expense. For the nine months ended September 30, 2001, general and administrative expense related to deferred stock compensation was decreased by $198.


Note 15 - Derivatives and Hedging Activities

As of January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments, such as interest rate swap contracts and other derivative contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. The adoption of SFAS No. 133 resulted in a transition gain of $1 on the consolidated statements of operations shown under the caption 'Cumulative effect of accounting changes, net', and a loss of $11 (net of tax of $7) recorded to accumulated other comprehensive income.

Use of Derivative Financial Instruments

The Company uses derivative financial instruments principally to manage the risk that changes in interest rates will affect either the fair value of its debt obligations or the amount of its future interest payments and to manage currency and price risk associated with forecasted transactions. On a limited basis, the Company enters into derivative instruments that are not eligible for hedge accounting under SFAS No. 133. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Interest Rate Risk Management

The Company uses interest rate swap contracts to adjust the amount of total debt that is subject to variable and fixed interest rates. Pursuant to SFAS No. 133, the Company accounts for its interest rate swap contracts differently depending upon whether the contract receives hedge accounting treatment and upon the nature of the exposure being hedged. Interest rate swap contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk.

Interest rate swap contracts under which the Company agrees to pay variable rates of interest are generally designated as hedges of changes in the fair value of the Company's fixed-rate debt obligations. At September 30, 2001, the Company held eleven interest rate swaps that are accounted for as fair value hedges. During the quarter ended September 30, 2001, the Company had no terminated interest rate swaps and entered into no additional interest rate swaps that are accounted for as fair value hedges.

Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as hedges of changes in the amount of future cash flows associated with the Company's interest payments on variable-rate debt obligations. At September 30, 2001, the Company held two interest rate swaps that are accounted for as cash flow hedges. During the quarter ended September 30, 2001, the Company had no terminated interest rate swaps and entered into one additional interest rate swap that is accounted for as a cash flow hedge.

As of September 30, 2001, interest rate swaps were reflected at a fair value of $110 in other assets and $21 in other liabilities. Related amounts were reflected in accumulated other comprehensive income of $10 ($7 after tax), underlying long-term senior debt of $92 and net other expense of $2. During the next twelve months, the Company expects to reclassify to expense $3 from the amount recorded in accumulated other comprehensive income and recognize income of $11 related to the basis adjustment of certain underlying liabilities.

The Company also entered into forward-starting interest rate swap agreements to effectively lock in the cost of funding a firmly committed lease for which payment terms are fixed in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The interest rate swap during the commitment period does not match that of the firmly committed lease payments as a result of the forward-starting period. Therefore, in addition to identifying the specific firmly committed cash flows being hedged, it is necessary to specify that only a percentage thereof is being hedged during the commitment period.

This hedge ratio is updated periodically during the commitment period and, as necessary, the forward-starting swap is redesignated prospectively as a hedge of a new percentage of the identified firmly committed cash flows. At the end of each quarter, the cumulative change in fair value of the forward-starting swap is compared to that of the hedged portion of the lease commitment. Any net changes in fair value of the hedged portion of the firm commitment and the interest rate swap are reported in earnings as ineffectiveness. For the nine months ended September 30, 2001, total ineffectiveness of $1 in income resulted from firm commitment income of $15 offset by the interest rate swap expense of $14.

Commodity Derivatives

The Company uses commodity derivatives such as fixed-price purchase commitments to hedge against potentially unfavorable price changes for items used in production.

On June 29, 2001, the Derivatives Implementation Group, in support of the Financial Accounting Standards Board, issued Statement 133 Implementation Issue C15, "Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity." This Implementation Issue concluded that the normal purchases and normal sales exceptions as described in SFAS No. 133, applied to electricity contracts only to the extent that the power purchaser is an entity engaged in selling electricity to retail or wholesale customers. The effective date of this implementation guidance for the Company was July 1, 2001.

The Company entered into certain commitments to purchase electricity at fixed prices over a three-year period. As a result of Implementation Issue C15, these commitments are deemed to be derivatives and are stated at fair value on the statement of financial position. These derivatives qualify for cash flow hedge treatment, with the initial valuation resulting in an unrecognized loss in accumulated other comprehensive income of $84 (net of tax of $49). For the three month period ended September 30, 2001, these derivatives resulted in expense of $12. During the next twelve months, the Company expects to reclassify to expense $22 from the amount recorded in accumulated other comprehensive income attributable to these derivatives.

Foreign Currency Exchange Derivatives

The Company has foreign currency forward contracts that were entered into to hedge receipt and expenditure commitments made in foreign currencies. As of September 30, 2001, the notional amount of foreign currency forward contracts accounted for as cash flow hedges was $362. These hedges are carried at market value, resulting in $34 recorded in other assets and $10 recorded in other liabilities, offset by a net gain in accumulated other comprehensive income ($15 net of tax).

Derivative Financial Instruments Not Receiving Hedge Treatment

The Company also holds other interest rate swaps and interest exchange agreements. Economically, the intent of these interest rate swaps is to "hedge" the exposure created by the interest exchange agreements.

However, because the exposure being hedged is a derivative instrument, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. For the nine months ended September 30, 2001, these interest rate swaps resulted in expense of $14 and the interest exchange agreements resulted in income of $12.

The Company uses derivatives in the form of convertible debt and warrants in certain transactions to enhance the income potential in financing transactions. As of September 30, 2001, the conversion feature of the convertible debt and warrants were reflected at a fair value of $6 in other assets. These were initially recorded together based on their fair values as a discount to notes receivable of $20. The remaining portion of the conversion feature of the convertible debt and warrants had a decrease in fair value, resulting in $2 recorded as a reduction in other income for the nine months ended September 30, 2001.

At September 30, 2001, the Company has foreign currency forward contracts with a notional value of $200 that were not accounted for as hedges and carried at market value, resulting in $34 recorded in other liabilities. The Company realized a pretax loss of $11 attributable to these forward contracts during the nine months ended September 30, 2001.

Other derivatives held by the Company include a forward-starting interest rate swap that is not accounted for as a hedge, and as of September 30, 2001, other assets included $18 as a result of marking to market this interest rate swap. Accumulated other comprehensive income included a gain of $9 (net of tax of $5) attributable to this swap due to the transition adjustment resulting from implementation of SFAS No. 133, as amended. This transition adjustment is amortized to other income over a period of 13 years.

The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.


Note 16 - Contingencies

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2001, inventories included approximately $582 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract on the ground that the Team could not meet the revised contract schedule unilaterally imposed by the Government after the Government had waived the original schedule. The court did not, however, enter a judgment for the Government on its claim that the Team be required, as a consequence of the alleged default, to repay progress payments that had not been liquidated by deliveries at the time of termination. These unliquidated progress payments total $1,350. On October 4, 2001, the court confirmed that it would not be entering judgment in favor of the Government in the amount of these unliquidated progress payments. This is the latest decision relating to long-running litigation resulting from the A-12 contract termination in 1991, and follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact. The Company believes the decision raises valid issues for appeal and intends to pursue its right to the appeal.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 plus statutory interest from February 1991 (currently totaling approximately $900). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,400 in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell
Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2001. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated May 1, 2000, the Court certified two subclasses of plaintiffs in the action: a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997, and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs sought compensatory damages and treble damages. On September 17, 2001, the Company reached agreement with class counsel to settle the lawsuit for $92.5. The settlement will have no effect on the Company's earnings, cash flow or financial position, as it is within insurance limits. The settlement is conditioned on notice to the class members and Court approval, which is expected to occur in 2002.

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

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On
March 15, 2000, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice." Plaintiffs' motion for class certification was filed in May 2001. The class they sought included salaried employees in Puget Sound, Wichita, St. Louis, and Long Beach, and hourly employees in Puget Sound, Wichita, and St. Louis.

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (including engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief and the potential of punitive damages.

The Company intends to continue its aggressive defense of this case.

Note 17 - Business Segment Data

Segment information for revenues, earnings, and research and development
consisted of the following:              Nine months ended   Three months ended
                                              September 30         September 30
-------------------------------------------------------------------------------
                                             2001     2000        2001     2000
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                    $25,714  $22,512     $ 7,954  $ 7,461
  Military Aircraft and Missiles            9,005    8,764       3,289    2,826
  Space and Communications                  7,456    5,071       2,691    1,614
  Customer and Commercial Financing           616      504         176      160
  Other                                       288      209         122       79
  Accounting differences/eliminations        (583)    (432)       (545)    (263)
-------------------------------------------------------------------------------
  Operating revenues                      $42,496  $36,628     $13,687  $11,877
===============================================================================

Earnings from operations:
  Commercial Airplanes                    $ 2,650  $ 1,880     $   835  $   739
  Military Aircraft and Missiles            1,068      907         412      367
  Space and Communications                    395       41         181        5
  Customer and Commercial Financing           434      358         107      121
  Other                                      (227)     (33)       (101)     (10)
  Accounting differences/eliminations        (267)    (360)       (253)    (113)
  Share-based plans                          (279)    (193)        (98)     (66)
  Unallocated expense                        (123)    (254)        (17)    (178)
-------------------------------------------------------------------------------
  Earnings from operations                  3,651    2,346       1,066      865
  Other income, principally interest          280      343          28      121
  Interest and debt expense                  (477)    (320)       (157)    (110)
-------------------------------------------------------------------------------
  Earnings before income taxes              3,454    2,369         937      876
  Income taxes                                728      722         287      267
-------------------------------------------------------------------------------
  Net earnings before cumulative effect
   of accounting change                   $ 2,726  $ 1,647     $   650  $   609
===============================================================================

Research and development:
  Commercial Airplanes                    $   622  $   394     $   237  $   131
  Military Aircraft and Missiles              198      187          75       64
  Space and Communications                    375      407         127      146
  Other                                       203       36          76       20
-------------------------------------------------------------------------------
  Total research and development expense  $ 1,398  $ 1,024     $   515  $   361
===============================================================================

In the first quarter of 2001, the Company adjusted the segment classification of certain business activities. The Company established an 'Other' segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Phantom Works, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The
2000 results have been reclassified to conform to the revised segment
classifications.                     21

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

In the second quarter of 2001, concurrent with an asset purchase agreement of Trans World Airlines by American Airlines, 32 MD-83s previously accounted for as operating leases were accounted for as sales-type leases, with no gain or loss recorded. Accordingly, the 'Accounting differences/eliminations' caption reflected $792 of revenue in the second quarter of 2001 related to this transaction.

The $100 charge recognized in the third quarter of 2001 related to the caption 'Special Charges due to the events of September 11, 2001' in the consolidated statements of operations is included in the 'Unallocated expense' caption.

For internal reporting purposes, the Company recorded Military Aircraft and Missiles segment revenues and operating profit relating to the delivery of C-17 transport aircraft described in Note 10. The transaction was treated as a transfer to the 'Other' segment, where the related lease income and expense will be recorded.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 of the Company's 2000 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program and certain commercial modification programs, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(483) and $(545) for the nine months ended September 30, 2001 and 2000.

The 'Accounting differences/eliminations' caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the differences between pension costs recognized under SFAS No. 87, "Employers' Accounting for Pensions," and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, "Capitalization of Interest Cost," is included in the 'Accounting differences/eliminations' caption.

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization resulting from acquisitions prior to 1998.

-------------------------------------------------------------------------------
|Forward-Looking Information Is Subject to Risk and Uncertainty               |
|                                                                             |
|Certain statements in this report contain "forward-looking" information that |
|involves risk and uncertainty, including projections for new products        |
|(including, without limitation, the "sonic cruiser"), deliveries, realization| |of technical and market benefits from acquisitions, revenues, operating | |margins, free cash flow, taxes, research and development expenses, and other | |trend projections. This forward-looking information is based upon a number | |of assumptions including assumptions regarding global economic, passenger | |and freight growth; current and future markets for the Company's products | |and services; demand for the Company's products and services; performance | |of internal plans, including, without limitation, plans for productivity |
|gains, reductions in cycle time and improvements in design processes,        |
|production processes and asset utilization; product performance; customer | |financing; customer, supplier and subcontractor performance; customer model | |selections; favorable outcomes of certain pending sales campaigns and U.S. |
|and foreign government procurement actions (including the Joint Strike       |
|Fighter program); supplier contract negotiations; price escalation;          |
|government policies and actions; successful negotiation of contracts with the| |Company's labor unions; regulatory approvals; and successful execution of |
|acquisition and divestiture plans; and the Company's assessment of the       |
|impact of the attacks of September 11, 2001. Actual results and future trends|
|may differ materially depending on a variety of factors, including the       |
|availability of capital financing, the Company's successful execution of | |internal performance plans, including continued research and development, | |production rate increases and decreases, product stoppages or cancellations, | |production system initiatives, timing of product deliveries and launches, | |supplier contract negotiations, asset management plans, acquisition and | |divestiture plans, procurement plans, and other cost-reduction efforts; the | |actual outcomes of certain pending sales campaigns and U.S. and foreign |
|government procurement activities (including the Joint Strike Fighter        |
|program); acceptance of new products and services; product performance risks;| |the cyclical nature of some of the Company's businesses; volatility of the |
|market for certain products and services; domestic and international         |
|competition in the defense, space and commercial areas; continued integration|
|of acquired businesses; uncertainties associated with regulatory             |
|certifications of the Company's commercial aircraft by the U.S. Government   |
|and foreign governments; other regulatory uncertainties; collective          |
|bargaining labor disputes; performance issues with key suppliers,            |
|subcontractors and customers; governmental export and import policies;       |
|factors that result in significant and prolonged disruption to air travel | |worldwide; global trade policies; worldwide political stability; domestic and| |international economic conditions; price escalation trends; the outcome of | |political and legal processes, including uncertainty regarding government | |funding of certain programs; changing priorities or reductions in the U.S. | |Government or foreign government defense and space budgets; termination of |
|government contracts due to unilateral government action or failure to       |
|perform; legal, financial and governmental risks related to international    |
|transactions; legal proceedings; and other economic, political and           |
|technological risks and uncertainties. Additional information regarding | |these factors is contained in the Company's SEC filings, including, without | |limitation, the Company's Annual Report on Form 10-K for the year ended | |December 31, 2000, and the Form 10-Qs for the quarters ending March 31, 2001,|
|and June 30, 2001.                                                           |
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues
--------

Sales of $42.5 billion for the first nine months of 2001 were 16% higher than sales for the comparable period of 2000. For the first nine months of 2001, a total of 383 commercial aircraft were delivered, compared with 359 for the same period in 2000. In the third quarter of 2001, 120 commercial aircraft were delivered compared with 117 in the third quarter of 2000. Anticipated future commercial aircraft deliveries have been adversely impacted due to the terrorist attacks of September 11, 2001, which reduced demand. Based on preliminary assessments with airline customers, previous projections of approximately 538 deliveries have been reduced to approximately 522 for the full year of 2001, compared with actual deliveries of 489 in 2000.

Commercial jet aircraft deliveries were as follows:

                               Nine months ended        Three months ended
                                  September 30              September 30
       --------------------------------------------------------------------
        Model                   2001        2000        2001        2000
       --------------------------------------------------------------------
        717                       37 (10)     20 (12)     13 (1)       9 (6)
        737 Classic                -           2           -           -
        737 Next Generation      214 *(3)    209 *        69 (1)      68 *
        747                       24          19 **        8           7
        757                       32          37          12           9
        767                       29          30           6          12
        777                       45          38          12          11
        MD-11                      2           4           -           1
       --------------------------------------------------------------------
              Total              383         359         120         117
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

Military Aircraft and Missiles segment deliveries included the following:

                                Nine months ended     Three months ended
                                    September 30           September 30
        ----------------------------------------------------------------
        Model                      2001      2000        2001       2000
        ----------------------------------------------------------------
        C-17                          9 (4)    10           3 (2)      4
        F-15                          -         5           -          -
        F/A-18C/D                     -        16           -          2
        F/A-18E/F                    27        17          11          6
        T-45TS                       11        13           3          4
        CH-47                         8         5           2          1
        C-40                          4         -           2          -
        AH-64 Apache                  6         6           3          2

The C-17s identified in parentheses represent deliveries under operating lease.



Space and Communications segment deliveries included the following:


                               Nine months ended      Three months ended
                                  September 30            September 30
        ----------------------------------------------------------------
        Model                   2001        2000        2001        2000
        ----------------------------------------------------------------
        Delta II                   4           2           1           -
        Satellites                 6           -           1           -


The first nine months of 2001 included revenues of $792 million, with no associated gain or loss, attributable to 32 MD-83s previously accounted for as operating leases, as described in Note 17.



Earnings
--------

Net earnings for the third quarter of 2001 were $650 million, compared with $609 million for the same period in 2000. Net earnings included
$28 million of other income in the third quarter of 2001, compared with $121 million in 2000. The lower other income in 2001 related principally to lower returns on cash and cash equivalents, reflecting lower cash balances and lower interest rates. Interest expense for the third quarter of 2001 was $157 million, compared with $110 million in 2000. The higher interest expense resulted from increased debt in support of Customer and Commercial Financing transactions, and interest associated with C-17 deferred lease income.

Net earnings for the first nine months of 2001 were $2,727 million, compared with $1,647 million for the same period in 2000. Other income was $280 million and $343 million for the first nine months of 2001 and 2000. Included in 2001 other income is $210 million of interest income relating to a non-recurring tax benefit resulting from a final agreement with the Internal Revenue Service (IRS) described below. Included in 2000 other income is $53 million of interest income from a federal income tax audit settlement and $41 million related to the sale of a long-held equity instrument. Interest expense was $477 million and $320 million for the first nine months of 2001 and 2000, also reflecting increased debt in support of Customer and Commercial Financing transactions.

Research and development expense totaled $1,398 million for the first nine months of 2001, compared with $1,024 million for the same period of 2000. Research and development expense totaled $515 million for the quarter, compared with $361 million for the same period of 2000. Commercial Airplanes segment research and development expense of $237 million for the third quarter of 2001 reflected an increase over the $131 million expense for the third quarter of 2000. Space and Communications segment research and development expense of $127 million for the third quarter was lower than the $146 million expense for the third quarter of 2000. Research and development in the 'Other' segment relates principally to Connexion by BoeingSM.

Income tax expense for the first nine months of 2001 was $728 million, or 21.1% of pretax earnings, compared with $722 million, or 30.5% of pretax earnings in 2000. The 2001 tax provision includes a non-recurring earnings tax benefit resulting from a final agreement with the IRS primarily regarding previously filed claims for refund of research and development tax credits. These claims dealt primarily with historical fixed-price development program expenses incurred by McDonnell Douglas from 1986 to 1992. The agreement with the IRS resulted in financial recognition during the first quarter of $343 million of tax credit and $210 million of related interest income. Absent this settlement, the effective tax rate for the first nine months would have been 30.6%.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company has fully provided for any potential earnings impact that may result from this decision. The Company has filed a petition for rehearing with the Ninth Circuit Court of Appeals.

In response to an adverse World Trade Organization (WTO) finding relative to the U.S. FSC tax provisions, the U.S. repealed FSC and enacted replacement legislation (Extra-territorial Income Exclusion Act of 2000). The European Union filed a WTO challenge to the new law and the WTO dispute panel hearing the case rejected the U.S. position. The U.S. has announced its intention to appeal the panel decision. Resolution of the appellate process will extend the final resolution of this matter into early 2002. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.

Operating Earnings
------------------

Events of September 11, 2001

Net earnings for the three and nine months ended September 30, 2001, included unusual expenses of $100 million, presented as 'Special charges due to events of September 11, 2001'. These charges related to severance costs primarily incurred by the Commercial Airplanes segment and related support organizations that are probable and estimable, and a significant portion is expected to be incurred by year-end 2001. The employment reductions are the result of decreased aircraft demand, which directly relates to the attacks of September 11, 2001.

The Company has undertaken an assessment of other losses and costs it expects to incur in relation to the attacks. These costs are not yet reasonably estimable due to the period of time required for resolution. The Company expects many of these costs to become estimable within the next three to twelve months, and will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001'. These losses and costs are expected to relate principally to additional employee severance and out-placement, vendor termination, valuation of receivables, impairment of assets, inventory impairment, guarantees extended by the Company and certain other items.

As stated in Note 1 of the Company's 2000 Annual Report, cost of sales for the commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The estimated program average costs and revenues are reviewed and reassessed quarterly. The Company expects that the events of September 11, 2001, will result in a decrease in deliveries and demand for the commercial aircraft programs that will impact the cost and revenue estimates for the applicable program quantities. The Company expects to reflect the estimate adjustments attributable to the events of September 11, 2001, as they become reasonably estimable over the next five quarters.


Commercial Airplanes

Third quarter 2001 commercial jet aircraft deliveries totaled 120, compared with 117 during the same period in 2000 and 141 for second quarter 2001. Third quarter 2001 deliveries were impacted by the September 11, 2001, terrorist attacks on the United States. Prior to September 11, 2001, Commercial Airplanes expected to deliver 139 airplanes during the third quarter. Commercial Airplanes segment third quarter 2001 operating earnings, based on the unit cost of airplanes delivered, were $835 million, compared with $739 million for the same period in 2000. The overall Commercial Airplanes segment operating profit margin was 10.5% for the third quarter of 2001, compared with 9.9% for the same period in 2000.

The third quarter 2001 margin increase over the same period in 2000 primarily reflects continued improvement in the production process, offset by increased research and development expense. Research and development expense in the third quarter 2001 was $237 million compared to $131 million for the same period in 2000. The increase in research and development expense over 2000 for the quarter and year to date relate principally to development of longer-range 767 and 777 models, as well as research attributable to a sonic cruiser airplane.

As discussed in Note 2, other than initial severance charges which were identified as unallocated for segment reporting, the third quarter 2001 results and year to date results do not reflect the potential impact of the events of September 11, 2001, on program margins. Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 17. Commercial Airplanes segment earnings under GAAP were $530 million and $514 million for the third quarter of 2001 and 2000. The GAAP determined segment margin of 6.7% in 2001 compares with 6.9% for the same period in 2000.
The decrease in GAAP margin is attributable to the increased research and development expense offset by the continued improvements in the production process identified above. In addition, GAAP earnings and margins reflect the impact of additional units within the accounting quantity for the Next Generation 737 and the 777. The Next Generation
737 program accounting quantity was 1,800 units as of September 30, 2001, and 1,650 units as of September 30, 2000. The 777 program accounting quantity was 600 units as of September 30, 2001, and 500 units as of September 30, 2000.

For the nine months ended September 30, 2001, Commercial Airplanes segment earnings were $2,650 million, compared with $1,880 million for the same period in 2000, based on the unit cost of airplanes delivered, and segment operating margins were 10.3% and 8.4% for the first nine months of 2001 and 2000. Commercial jet aircraft deliveries totaled 383 for the first nine months ended
September 30, 2001, compared with 359 for the same period in 2000.
The improved margins in 2001 also reflect continued production process improvements, offset by increased research and development expense. Research and development expense for the first nine months of 2001 totaled $622 million, compared with $394 million for the same period in 2000. Commercial Airplanes earnings, as determined under GAAP described above, were $2,167 million for the first nine months of 2001, compared with $1,335 million for the same period in 2000, and the related nine month margins were 8.4% and 5.9% for 2001 and 2000.

As of September 30, 2001, the Company is recording 717 deliveries on a break-even basis. The Company has significant financial exposure related to the 717 program, principally attributable to pricing pressures and the slow buildup of firm orders. The slow buildup of firm orders could result in schedule slides, which could require a reevaluation of the cost of the 200 airplanes in the program accounting quantity. As of September 30, 2001, Commercial Airplanes cumulatively delivered 81 717 program aircraft. The 717 program is accounted for under the program method of accounting described in Note 1 of the Company's 2000 Annual Report. The Company is assessing the impact of market conditions on the 717 program.

A range of alternatives is being evaluated, including the stoppage of production. While no decision has been made, a decision to stop production on the 717 program would likely result in material charges.

The September 11, 2001, terrorist attacks on the United States resulted in significant disruption in the airline industry. Commercial Airplanes is taking action to continue efficient and profitable delivery of airplanes and services. This includes rephasing product development activities. Critical path technology work continues on the sonic cruiser airplane, which is the primary focus of Commercial Airplanes product development activity. The longer-range 777-200 program has been rephased approximately 18 months as a result of the recent world events.

Military Aircraft and Missiles

Third quarter 2001 Military Aircraft and Missiles segment operating earnings were $412 million, compared with $367 million for the third quarter of 2000. Operating margins for third quarter 2001 were 12.5%, compared with 13.0% for the same period in 2000. Earnings in both years include favorable adjustments for contract settlements. The decrease in margin between the third quarter 2001 and the third quarter 2000 is attributable to the mix of products delivered in the respective quarters.

Operating earnings for the first nine months of 2001 were $1,068 million, compared with $907 million for the same period in 2000. Operating margins for the nine month periods were 11.9% for 2001, or 11.2% excluding the $57 million non-recurring F-15 program earnings adjustment, compared with 10.3% for the same period in 2000.

During the quarter, Military Aircraft and Missiles continued to secure its growth opportunities and to strengthen its competitiveness in key U.S. and international defense markets.

The Company was selected by the Italian defense administration for a new tanker/transport aircraft late in the second quarter. Military Aircraft and Missiles initiated the 767 Tanker program in the third quarter, and as part of this effort signed a Memorandum of Agreement with Alenia Aerospazio and Aeronavali, both Finmeccanica companies, to become partners in the development, production and support of a tanker/transport version of the 767 commercial aircraft.

The Boeing Joint Strike Fighter (JSF) X-32B completed flight testing in July 2001, highlighted by a series of supersonic flights. The flight-test program demonstrated the range of performance characteristics typical of the operational JSF: a short takeoff, transition to conventional flight, supersonic flight and transition back to STOVL (Short Take-Off/Vertical Landing) mode before making a slow landing.
The Department of Defense is scheduled to make a source selection decision on October 26, 2001.

Military Aircraft and Missiles accomplished numerous milestones in keeping its current product lines sold. On the F-22 program, the Defense Acquisition Board approved production of 10 F-22 aircraft, allowing the program to enter initial low-rate production. The F/A-18 program delivered to the U.S. Navy its first full-rate production F/A-18E/F Super Hornet ahead of schedule. The Apache program secured two key wins in the Asian market.

The Republic of Singapore signed a letter of offer and acceptance with the U.S. Government for 12 additional AH-64D Apache Longbow helicopters. The government of Japan announced a decision to purchase
10 AH-64D helicopters from the Company through a direct commercial sale. The C-17 program completed deliveries of four C-17 Globemaster III to the United Kingdom Royal Air Force. These transports are fully operational and are supporting allied operations currently under way. Military Aircraft and Missiles segment revenues, and operating margins reflect these C-17 deliveries, but these transactions are accounted for as operating leases on a consolidated basis.

Space and Communications

Space and Communications segment operating earnings for third quarter
2001 were $181 million, compared with $5 million in the same period of 2000. Operating margins for third quarter 2001 were 6.7%, compared with 0.3% for the same period in 2000, or 1.7% excluding the non-recurring charge. The third quarter 2000 results included a charge of $23 million associated with the incurred costs of a Delta III demonstration launch. The increased operating earnings are primarily attributed to increased volume in missile defense and classified programs and continuing improved performance throughout Space and Communications.

During the third quarter of 2001, Space and Communications successfully launched the first prototype missile designed and built for the Ground-based Midcourse Defense Segment as well as accomplishing a target intercept exercise on the July 14, 2001, integrated test flight. Contracts awarded to Space and Communications during the third quarter of 2001 include a long-lead contract for NATO AWACS upgrades and a contract to provide weather instrumentation for payloads to support the next United States weather satellites. Additionally, Space and Communications delivered three Delta III rockets, completed development and certification testing of the Delta IV RS-68 engine and completed Phase II of the International Space Station.

Segment operating earnings for the first nine months of 2001 were $395 million, compared with $41 million for the same period in 2000. Operating margins for the nine month periods were 5.3% for 2001, compared with 0.8% for the same period in 2000, or 2.3% excluding the non-recurring charges. The first nine months earnings in 2000 had a charge for the Delta III demonstration launch of $78 million. The improved operating earnings performance was primarily due to increased volume and improved performance in missile defense and classified programs, the acquisition of Boeing Satellite Systems, and continued improved program performance throughout Space and Communications along with lower research and development spending.

On October 6, 2000, the Company acquired the Hughes Electronics
Corporation (Hughes) space and communications and related businesses.
The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. The original purchase price was $3,849 million, initial goodwill was valued at $740 million and the other intangible assets were valued at $631 million. During the period from acquisition to the third quarter of 2001, the Company completed its assessment of the net assets acquired and goodwill was increased to a balance of $2,205 million. The majority of the goodwill adjustments relate to claims submitted to Hughes for resolution as contractual purchase price contingencies.

The Company anticipates finalizing the Hughes purchase price allocation during 2002, at the conclusion of arbitration procedures related to these contingencies. Other adjustments were recorded to reflect finalization of fair value assessments for the net assets acquired and the impact of the Company's accounting policies on acquired balances.

The Company continues to monitor the impact of the softening satellite launch market on the Delta III program and the Sea Launch venture.
Potential exposure on the Delta III program is monitored by assessing the estimated revenues attributable to future Delta III launches, including revenue for launch positions that are currently unsold, along with assessing inventory and supplier commitments. The next Delta III launch is anticipated for 2003.

The Company has ongoing financial exposure due to the Sea Launch venture. This financial exposure primarily results from Company guarantees extended on partnership loans. The Company's maximum exposure to credit-related losses associated with Sea Launch credit guarantees is $399 million. It is projected that the Sea Launch joint venture may require additional cash infusions from the partners in the near term. This would likely result in additional cash requirements and/or loan guarantees imposed on the Company.

Customer and Commercial Financing

Revenues consisted principally of interest from financing receivables and lease income from operating lease equipment. Segment earnings additionally reflected depreciation on leased equipment and expenses attributable to potentially uncollectible receivables. No interest expense on debt is included in Customer and Commercial Financing segment earnings reflected in Note 17; however, interest expense of $69 million for third quarter 2001 and $233 million for the first nine months of 2001 is associated with debt relating to financing activities.

Operating earnings for the Customer and Commercial Financing segment were $107 million for third quarter 2001, compared with $121 million for third quarter 2000, exclusive of interest expense. Included in the third quarter 2001 results was a $21 million loss on a derivative associated with an equity investment. Operating earnings for the first nine months of 2001 were $434 million, compared with $358 million for the same period in 2000. The increase was due principally to an increase in financing assets.

The Customer and Commercial Financing segment is likely to experience losses in its aircraft financial services portfolio of financing receivables as a result of the attacks of September 11, 2001. The impact of any resulting losses to the portfolio as of September 30, 2001, cannot be quantified at this time and could be in excess of the Company's valuation allowance. In addition, aircraft subject to operating leases could become impaired due to lower aircraft values or lease rates causing write-downs to their carrying value.

In the second quarter of 2001, concurrent with an asset purchase agreement of Trans World Airlines by American Airlines, 32 MD-83s previously accounted for as operating leases were accounted for as sales-type leases, with no gain or loss recorded. Accordingly, the 'Accounting differences/eliminations' caption reflected $792 million of revenue in the second quarter of 2001 related to this transaction.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Company's cash position totaled $1,572 million. During the first nine months of 2001, the Company repurchased
40.7 million shares for $2,417 million under an 85 million share repurchase plan.

During the second quarter of 2001, the Company made a tax payment of approximately $900 million due to the closeout of contracts accounted for under the completed contract method for tax purposes.

Excluding non-recourse debt and Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total debt represents 32% of total shareholders' equity plus debt. The consolidated debt, including BCC and non-recourse, represents 49% of total shareholders' equity plus debt.

Revolving credit line agreements with a group of major banks, totaling $3.0 billion, remain available but unused.

The Company has available $3.0 billion under commercial paper programs, of which $1.0 billion is attributable to BCC. These programs are backed up by the $3.0 billion revolving credit line agreements. As of the end of the third quarter, the Company had an outstanding commercial paper balance of $862 million, of which $474 million related to BCC.

The events that occurred on September 11, 2001, have negatively impacted the liquidity and capital resources of the Company:

a) The Company has provided guidance on free cash flow (cash flow from operations less capital expenditures) for both 2001 and 2002. Free cash flow for the first nine months of 2001 was $3.0 billion. The Company expects to generate $2.5+/- billion of free cash flow in 2001 and $3.0+/- billion in 2002. Both levels are substantially below previous cash flow guidance, which was $3.5 billion to $4.5 billion for 2001 and >$5.0 billion for 2002.

b) Due to their concern about the effects of the events of September 11, 2001, on the Company's business, on September 21, 2001, the rating agencies took the following actions: Standard & Poor's placed both the Company's and BCC's ratings on watch with negative implications; Moody's Investor Services placed the Company's ratings, except for the short-term debt rating, under review for possible downgrade; and placed BCC's ratings under review for possible downgrade. The Company intends to review its performance, position and outlook with both agencies in the near future to resolve the watch/review status on the ratings.

    The Company has the following Standard & Poor's credit ratings: short-term, A-1+; senior debt, AA-. BCC has the following Standard & Poor's credit ratings: short-term, A-1+; senior debt, AA-. The Company has the following Moody's credit ratings: short-term, P-1; senior debt, A1. BCC has the following Moody's credit ratings: short-term, P-1; senior debt, A2.

c) The Company has extended 364-day credit agreement previously expiring September 21, 2001, by 60 days. The Company is in the process of increasing this facility to $3.0 billion as it renews this agreement. When completed, the Company's revolving credit agreements will total
    $4.5 billion, of which $2.0 billion will be allocated to BCC.

d) Following the events of September 11, 2001, the Company utilized the commercial paper program for the first time, providing additional short-term liquidity. Commercial paper remains a significant liquidity source for the Company, and its subsidiaries and the Company plans to increase the authorized commercial paper program size.

The events of September 11, 2001, have created an uncertain environment. In light of its assessment of the current business environment, the Company believes its expected levels of cash flow, coupled with its access to external credit and capital resources will be sufficient to satisfy existing commitments and the ability to execute business plans.


Standards Issued and Not Implemented
------------------------------------

In July 2001, the Financial Accounting Standards Board issued two new pronouncements: Statement of Financial Accounting Standard (SFAS)
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

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

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

                                 September 30    June 30   December 31
       ----------------------------------------------------------------
                                         2001       2001          2000
       ----------------------------------------------------------------
        Commercial Airplanes           $ 82.7     $ 86.9        $ 89.8
        Military Aircraft and Missiles   17.8       19.9          17.1
        Space and Communications         13.7       14.2          13.7
       ----------------------------------------------------------------
        Total contractual backlog      $114.2     $121.0        $120.6
       ================================================================

Unobligated U.S. Government contract funding not included in backlog totaled $27.1 billion at September 30, 2001, compared with $31.3 billion at December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company uses derivatives in the form of convertible debt and warrants in certain transactions to enhance the income potential in financing transactions. As of September 30, 2001, the conversion feature of the convertible debt and warrants were reflected at a fair value of $6 million in other assets. These were initially recorded together based on their fair value as a discount to notes receivable of $20 million. The remaining portion of the conversion feature of the convertible debt and warrants had a decrease in fair value, resulting in $2 million recorded as a reduction in other income for the nine months ended September 30, 2001.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts. As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As of September 30, 2001, the notional value of such derivatives was $362 million, with a net unrealized gain of $24 million. Additionally, the Company had foreign currency forward contracts with a notional value of $200 million that were carried at market value. The Company realized a net loss of $1 million attributable to these forward contracts during the quarter.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2001, inventories included approximately $582 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract on the ground that the Team could not meet the revised contract schedule unilaterally imposed by the Government after the Government had waived the original schedule. The court did not, however, enter a judgment for the Government on its claim that the Team be required, as a consequence of the alleged default, to repay progress payments that had not been liquidated by deliveries at the time of termination. These unliquidated progress payments total $1,350 million. On October 4, 2001, the court confirmed that it would not be entering judgment in favor of the Government in the amount of these unliquidated progress payments. This is the latest decision relating to long-running litigation resulting from the A-12 contract termination in 1991, and follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact. The Company believes the decision raises valid issues for appeal and intends to pursue its right to the appeal.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 million plus statutory interest from February 1991 (currently totaling approximately $900 million). Under this outcome, the Company would be obligated to pay one half of these amounts.
The additional loss to the Company would total approximately $1,400 million in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2001. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit names as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature have been filed in the same court. These lawsuits were consolidated on February 24, 1998. The lawsuits generally allege that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock during the period from April 7, 1997 through October 22, 1997. By order dated
May 1, 2000, the Court certified two subclasses of plaintiffs in the action:
a. all persons or entities who purchased Boeing stock or call options or who sold put options during the period from July 21, 1997 through October 22, 1997, and b. all persons or entities who purchased McDonnell Douglas stock on or after April 7, 1997, and who held such stock until it converted to Boeing stock pursuant to the merger. The plaintiffs sought compensatory damages and treble damages. On September 17, 2001, the Company reached agreement with class counsel to settle the lawsuit for $92.5 million. The settlement will have no effect on the Company's earnings, cash flow or financial position, as it is within insurance limits. The settlement is conditioned on notice to the class members and Court approval, which is expected to occur in 2002.

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

On February 25, 2000, a purported class action lawsuit alleging gender discrimination and harassment was filed against The Boeing Company, Boeing North American, Inc., and McDonnell Douglas Corporation. The complaint, filed with the United States District Court in Seattle, alleges that the Company has engaged in a pattern and practice of unlawful discrimination, harassment and retaliation against females over the course of many years. The complaint, Beck v. Boeing, names 28 women who have worked for Boeing in the Puget Sound area; Wichita, Kansas; St. Louis, Missouri; and Tulsa, Oklahoma. On
March 15, 2000, an amended complaint was filed naming an additional 10 plaintiffs, including the first from California. The lawsuit attempts to represent all women who currently work for the Company, or who have worked for the Company in the past several years.

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice." Plaintiffs' motion for class certification was filed in May 2001. The class they sought included salaried employees in Puget Sound, Wichita, St. Louis, and Long Beach, and hourly employees in Puget Sound, Wichita, and St. Louis.

On October 19, 2001, the court granted class certification to a segment of the population sought by the Plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (including engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief and the potential for punitive damages.

The Company intends to continue its aggressive defense of this case.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits:

            (15) Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

        (b) Reports on Form 8-K:

            On September 10, 2001, the Company filed a Form 8-K regarding the U.S. Court of Federal Claims decision upholding the U.S. Government's default termination of McDonnell Douglas (now a subsidiary of The Boeing Company) and General Dynamics.

            On September 20, 2001, the Company filed a Form 8-K regarding the impact of the September 11, 2001, terrorist attacks.

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of September 30, 2001, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                       INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
The Boeing Company
Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
Chicago, Illinois

October 22, 2001

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


       October 25, 2001                  /s/      James A. Bell
       ----------------                  ------------------------------
            (Date)                                James A. Bell
                                            Vice President of Finance
                                              & Corporate Controller