Form 10-K
period 2001-12-31
BOEING CO
filed 2002-03-08
CIK 12927

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

                          For the fiscal year ended
                              December 31, 2001


                        Commission file number 1-442


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

As of January 31, 2002, there were 798,294,139 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $32.7 billion.

Part I and Part II incorporate information by reference to certain portions of the Company's 2001 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                                      1                 Exhibit Index on Page 28

PART I
Item 1.     Business

The Boeing Company, together with its subsidiaries (herein referred to as the "Company"), is one of the world's major aerospace firms. The Company is organized based on the products and services it offers. The Company operates in the following principal areas: commercial airplanes, military aircraft and missile systems, space and communications and customer and commercial financing.

The Commercial Airplanes segment is involved in development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

The Military Aircraft and Missile Systems segment is involved in the research, development, production, modification and support of the following products and related systems: military aircraft, including fighter, transport and attack aircraft; helicopters; and missiles.

The Space and Communications segment is involved in the research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellites and satellite launching vehicles; rocket engines; and information and battle management systems.

The Customer and Commercial Financing segment is primarily engaged in the financing of commercial and private aircraft and commercial equipment.

In 2001, the Company adjusted the segment classification of certain business activities. The Company established an "Other" segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Phantom Works, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Revenues, earnings from operations and other financial data of the Company's business segments for the three years ended December 31, 2001, are set forth on pages 79-83 of the Company's 2001 Annual Report to Shareholders and are incorporated herein by reference.

On July 26, 2001, the Company acquired SBS International, a developer of airline flight operations software, for $22 million.

On October 6, 2000, the Company acquired Hughes space and communications businesses and related operations. The acquired businesses are operated under the name of Boeing Satellite Systems (BSS). BSS provides space-based communications, reconnaissance, surveillance and imaging systems. BSS also manufactures commercial communications satellites. Also included in the acquisitions are Hughes Electron Dynamics, a supplier of electronic components for satellites; Spectrolab, a provider of solar cells and panels for satellites; and a share of HRL Laboratories, a research center.

On October 4, 2000, the Company acquired Jeppesen Sanderson, Inc., a provider of flight information services. Jeppesen Sanderson, Inc. provides a full range of print and electronic flight information services, including navigation data, computerized flight planning, aviation software products, aviation weather services, maintenance information, and pilot training systems and
supplies.                             2

On August 2, 2000, the Company acquired Autometric, Inc., a geospatial information technology company, and on September 1, 2000, the Company acquired Continental Graphics Corp., a provider of technical information to the aviation industry. Other acquisitions in 2000 include AeroInfo Systems, Inc.; a provider of advanced maintenance software applications for the airline industry;
SVS, Inc., which specializes in electro-optical systems; and Hawker de Havilland, which specializes in aircraft parts fabrication.

Boeing Satellite Systems, Autometric, Inc and SVS Inc., are accounted for as part of the Space and Communications segment. Jeppesen Sanderson, Inc., Continental Graphics Corp., AeroInfo Systems, Inc., Hawker de Havilland and SBS International are accounted for as part of the Commercial Airplanes segment.

With respect to the Commercial Airplanes segment, the Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717, 737 Next-Generation, and 757 standard-body models and the 767, 777 and 747 wide-body models. Final deliveries of the MD-80, MD-90 and 737 Classic aircraft occurred in 2000. Final delivery of the MD-11 aircraft occurred in the first quarter of 2001.

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

After several years of economic expansion, the major economies of the United States and Europe began to slow in 2001. The industry downturn in the wake of the terrorist attacks on September 11, 2001, was immediate, serious and widespread. Air travel to, from and within the United States was halted for a period of days. Airlines cutback their routes and frequencies to deal with the fall off in traffic. The major U.S. airlines reported significant financial losses in the fourth quarter and profits for European and Asian airlines declined. Recent trends indicate that, absent an event similar to that occurring on September 11, 2001, air travel growth and airline revenue will gradually return to pre-September 11 levels. As this happens, airlines are expected to slowly expand their routes and frequencies and return to profitability.

The Company's commercial aircraft sales are subject to intense competition, including foreign companies that are nationally owned or subsidized. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Additionally, extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction.

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

The major focus of commercial aircraft development activities over the past three years has been the 767-400ER, the Next-Generation 737 family of short-to-medium jetliners (737-600/700/800/900 models), the 717 program, the 747-400ER, 777-300ER, 777-200LR and a sonic cruiser airplane. Initial delivery of the 767-400ER, a stretched version of the 767-300ER capable of carrying over 300 passengers in a two-class configuration, occurred in the third quarter of 2000. The initial delivery of the 737-900, the largest member of the Next-Generation 737 family occurred in the second quarter of 2001. First delivery of the 717 occurred in September 1999. Certification and first delivery of the 747-400ER is scheduled for late 2002. Certification and first delivery of the 777-300ER and 777-200LR is scheduled for 2004 and 2005, respectively

The Company is offering a new version of the 747-400 which reduces community noise, improves passenger comfort with 777 style interior and increases the range for non-stop trans-Pacific operation. Entry into service is planned for 2004.

The Company's acquisition of the defense and space units of Rockwell in 1996; the merger with McDonnell Douglas in 1997; and other acquisitions, such as the Hughes space and communications businesses, have created a large and diversified group of programs in information, space and defense systems. The major trends that shape the current environment of the Military Aircraft and Missile Systems segment and the Space and Communications segment include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies, the need for low cost, assured access to space, and a convergence of military, civil and commercial markets.

The U.S. Government, principally through the Department of Defense (DoD) and NASA, remains the primary customer in the Military Aircraft and Missile Systems and Space and Communications business segments. From an institutional perspective, the 2001 Quadrennial Defense Review (QDR), released on September 12, 2001, identifies national security goals that promote continued modernization and transformation of the nation's military. The policy goals are assuring allies and friends; dissuading future military competition; deterring threats to U.S. interests; and defeating aggression if deterrence fails. These goals translate into continuing demands for forward presence, rapid contingency response, homeland security, peacekeeping, humanitarian and disaster relief operations that are driving high usage of personnel and equipment that results in operating cost affordability issues. Current acquisition rates for aircraft, missiles and ships are well below the rates needed to recapitalize aging equipment while the DoD is faced with rising personnel, health care and support costs.

In light of an immediate and a durable need to maintain strong U.S. defense capabilities covering a very broad spectrum of threats and responses, near-term DoD budgets have increased, and longer-range forecasts expect DoD budgets to grow faster than anticipated prior to September 11, 2001. However, with a softening global economy and anticipated federal budget tensions, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. The Company's capabilities and programs are well suited to provide the military capabilities essential to meet the challenges.

The Company's Military Aircraft and Missile Systems and Space and Communications business segments are highly sensitive to changes in national priorities and U.S. Government defense and space budgets. The principal contributors to 2001 Military Aircraft and Missile Systems segment revenues included the C-17 Globemaster, F/A-18E/F Super Hornet, AH-64 Apache, F-22 Raptor, V-22 Osprey, and CH-47 Chinook programs, along with several aerospace support programs.
The principal contributors to 2001 Space and Communications segment revenues included classified projects for the U.S. Government, Boeing Satellite Systems, Missile Defense, the International Space Station, Space Shuttle Flight Operations and Maine Engine, AWACS (Airborne Warning and Control System) and Delta space launch services.

In recent years, a significant percentage of Military Aircraft and Missile Systems segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, V-22 Osprey tiltrotor aircraft, C-130 Avionics Modernization Program (AMP), the RAH-66 Comanche helicopter and the Unmanned Combat Air Vehicle (UCAV). Both the V-22 and F-22 programs have transitioned to low-rate initial production but also continue developmental activities. The C-47 Chinook is currently transitioning from development to production of a major new upgrade program.

Milestones for the year include deliveries of 4 Globemaster
III C-17s to the United Kingdom Royal Air Force, a decision by the government of Japan to purchase 10 AH-64D helicopters and the Republic of Singapore's offer and acceptance with the U.S. Government for 12 additional AH-64D Apache Longbow helicopters.

Current products in the tactical missiles segment include the Harpoon Block II, SLAM-ER, CALCM and the Joint Direct Attack Munition (JDAM). Future programs include the Small Diameter Bomb and the Company is aggressively pursuing opportunities that utilize high-speed technology for the next-generation missile.

Space and Communications segment business performed under cost-reimbursement-type contracts currently include the International Space Station, Ground-Based Midcourse Defense program, Space Shuttle Flight Operations and Space Shuttle Main Engine.

The U.S. Government defense market environment is one in which continued intense competition among defense contractors can be expected, especially in light of U.S. Government budget constraints. Many environmental factors affect the outlook for the launch services business. The reduced demand projections that incorporate the results of the softened non-geostationary satellite launch market and the resulting forecast of excess capacity in launch vehicle supply will continue to create a highly competitive atmosphere in the commercial market where capability, service availability, reliability, and affordability will be critical success factors. The DoD market remains steady with reliability and a guaranteed second source being the critical success factors. With the Delta family and Sea Launch commercial launch vehicles the Company is well positioned to respond to these changing market conditions. As the launch market continues to evolve, the Space and Communications segment is prepared to play a major role in NASA-driven and industry-driven advanced space transportation technology developments.

The information and communications market targets both government and commercial customers. The market offers the largest opportunity for growth for the Space and Communications segment. The government segment includes airborne mission systems, space systems, satellite systems, and integrated system-of-systems opportunities. The commercial segment includes satellite manufacturing, network operations and application service opportunities. Products serving these markets require strong customer-focused solutions and seamless interfaces with multiple systems and applications. The Company believes that its experience in large-scale systems integration projects, along with related expertise in satellite system development and manufacturing will provide the leverage necessary to expand in this market.

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

The Sea Launch program in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) of Ukraine had two successful launches in 2001. The venture incurred losses in 2001 due to relatively low volume of launches, reflecting the depressed satellite market.

The Company is entitled to 50% of the earnings of FlightSafety Boeing Training International (FSBTI), a partnership with FlightSafety International Inc., which provides pilot and crew training.

The Customer and Commercial Financing segment consists primarily of the operations of Boeing Capital Corporation (BCC), which acts as a captive finance subsidiary for the Company. BCC provides market based lease and loan financing primarily to airlines who purchase or lease the Company's commercial aircraft. BCC competes for aircraft finance business with other finance companies, commercial banks, and other financial institutions.

BCC also competes in the commercial equipment leasing market, primarily in the United States, against a number of larger and many smaller competitors, including other leasing companies and commercial banks. The type of equipment leased included corporate aircraft, machine tools, ocean-going vessels, and production facilities. Leasing accounts for approximately 30% of domestic capital expenditures which are expected to grow at an annual rate of approximately 8%. New business volume of BCC is funded with debt obtained in the capital markets to which it has access as well as cash from operations and contributions from its parent company.

Research and development expense amounted to $1.9 billion, $2.0 billion and $1.3 billion in 2001, 2000, and 1999, respectively. The amount expensed in 2000 included $557 million attributable to in-process research and development (IPR&D).


The Company's backlog of firm contractual orders (in billions) at December 31 follows:

                                            2001        2000
                                          ======      ======
Commercial Airplanes                      $ 75.9      $ 89.8
Military Aircraft and Missile Systems       17.6        17.1
Space and Communications                    13.1        13.7
                                          ------       -----
        Total contractual backlog         $106.6      $120.6
                                          ======      ======

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed and orders from customers that have filed for bankruptcy protection. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 2001, and 2000, totaled $27.5 billion and $31.3 billion.

In evaluating the Company's contractual backlog for commercial customers, certain risk factors should be considered. Approximately 27% of the commercial aircraft backlog units are scheduled for delivery beyond 2004. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 80 of the Company's 2001 Annual Report to Shareholders and incorporated herein by reference. Approximately 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 2001. Approximately 46% of the Company's contractual backlog value at December 31, 2001, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 18% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States. Substantially all of these amounts are payable in U.S. dollars, and, in management's opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company incurred and is expected to incur employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001. The Company's workforce level at December 31, 2001, was approximately 188,000, including approximately 2,600 in Canada and 900 in Australia.

Item 2.         Properties

The locations and covered areas of the Company's principal operating properties on January 1, 2002, are indicated in the following table.

                                 Floor Area
                         (Thousands of square feet)

                                                  Company-
                                                     Owned       Leased
                                                  ========       ======
               United States
                Puget Sound, Washington             41,528        2,761
                Southern California                 14,762        4,184
                Wichita, Kansas                     12,255          921
                Greater St. Louis, Missouri          6,987        2,479
                Pennsylvania                         3,376            1
                Alabama                              2,175          307
                Arizona                              1,930          137
                Greater Portland, Oregon             1,020           11
                Florida                                929          744
                Texas                                  697        2,057
                Eastern Washington                     635           48
                Georgia                                544          245
                Oakridge, Tennessee                    492
                Greater Denver, Colorado               235          107
                Greater Salt Lake City, Utah           232           67
                Eastern Colorado                       183          303
                Greater Tulsa, Oklahoma                165        1,536
                Glasgow, Montana                       147
                Melbourne, Arkansas                    106
                Greater Washington, D.C.                            847
                Ohio                                                745
                Greater Chicago, Illinois                           280
                Oklahoma                                            233
                Delaware                                            102
                Mississippi                                          94
                Albuquerque, New Mexico                              59
                Maine                                                21
                Maryland                                             15
                Central California                                   10
               Australia
                Victoria                               710          221
                New South Wales                         52          549
                Queensland                                           27
               Canada
                Toronto, Ontario                     1,845           63
                Winnipeg, Manitoba                     520           96
               England                                              126
               Germany                                               90
               China                                                  7
               Malaysia                                               5
               United Arab Emirates                                   4
               Hong Kong                                              3
               Tokyo, Japan                                           2

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

Because of the acquisition of the aerospace and defense units of Rockwell, of Hughes Satellite, and of McDonnell Douglas, the Company is in the process of re-evaluating facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be leased out or sold.

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

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2001, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

The Company is subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2001, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract on the ground that the Team could not meet the revised contract schedule unilaterally imposed by the Government after the Government had waived the original schedule. The court did not, however, enter a judgment for the Government on its claim that the Team be required, as a consequence of the alleged default, to repay progress payments that had not been formally liquidated by deliveries at the time of termination. These unliquidated progress payments total $1,350 million. On October 4, 2001, the court confirmed that it would not be entering judgment in favor of the Government in the amount of these unliquidated progress payments. This is the latest decision relating to long-running litigation resulting from the A-12 contract termination in 1991, and follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact. The Company believes the decision raises valid issues for appeal and is pursuing its appeal.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments.

And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 million plus statutory interest from February 1991 (currently totaling approximately $970 million). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,430 million in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2001. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (including engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief as well as punitive damages. The U.S. Ninth Circuit Court of Appeals has accepted the Company's interlocutory appeal of the class certification decision, particularly the ruling that leaves open the possibility of punitive damages. The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters

Information required by this item is included on page 90 and the inside back cover of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.     Selected Financial Data

Information required by this item is included on page 85 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is included on pages 39-58 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

For further information on quantitative and qualitative disclosures about market risk, refer to Note 1 on pages 59 - 61 and Notes 23 - 26 on pages 75 - 77 of the Company's 2001 Annual Report to Shareholders.

Item 8.     Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data, included in the Company's 2001 Annual Report to Shareholders on the pages indicated, are incorporated herein by reference:

Consolidated Statements of Operations - years ended December 31, 2001, 2000 and 1999: Page 35.

Consolidated Statements of Financial Position - December 31, 2001 and 2000:
Page 36.

Consolidated Statements of Cash Flows - years ended December 31, 2001, 2000 and 1999: Page 37.

Consolidated Statements of Shareholders' Equity - December 31, 2001, 2000 and 1999: Page 38.

Notes to Consolidated Financial Statements: Pages 59-83.

Supplementary data regarding quarterly results of operations: Page 83.

Independent Auditors' Report: Page 84.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers

No family relationships exist among any of the executive officers, directors or director nominees. The executive officers of the Company as of February 28, 2001, are as follows:

Name                   Age    Positions and offices held and business experience
================================================================================
Philip M. Condit        60    Chairman of the Board since February 1997.
                              Chief Executive Officer since April 1996.
                              Director since August 1992. President from
                              August 1992 through January 1997.

Harry C. Stonecipher    65    Vice Chairman of the Board since May 2001.
                              Prior thereto, President and Chief
                              Operating Officer of the Company and Director since August 1997. Prior thereto, President and Chief Executive Officer of McDonnell
                              Douglas Corporation from September 1994.

James F. Albaugh        51    Senior Vice President of the Company and
                              President, Space and Communications Group since September 1998 (named CEO of Space and Communications Group in March 2001).
                              Prior thereto, President of Boeing Space
                              Transportation from April 1998. Prior thereto,
                              President of Rocketdyne Propulsion and Power, now a business of Space and Communications
                              Group, from March 1997. Prior thereto,
                              Vice President - Operations, Rocketdyne
                              Propulsion and Power from 1994.

Douglas G. Bain         52    Senior Vice President and General Counsel
                              since August 2000. Prior thereto, Vice
                              President and General Counsel from November
                              1999. Prior thereto, Vice President of Legal,
                              Contracts, Ethics and Government Relations for
                              Boeing Commercial Airplanes Group from 1996.

Scott Carson            55    Senior Vice President of the Company and
                              President, Connexion by Boeing since November
                              2000. Prior thereto, Executive Vice President and Chief Financial Officer of Boeing
                              Commercial Airplanes Group, from September
                              1998. Prior thereto, Executive Vice President of Business Resources for Boeing Information,
                              Space and Defense Systems from November 1997.
                              Prior thereto, Executive Vice President of
                              Boeing Commercial Space Company.

James B. Dagnon         62    Senior Vice President - People since May 1997.
                              Prior thereto, Senior Vice President -
                              Employee Relations, Burlington Northern Santa Fe from 1995.

Name                   Age    Positions and offices held and business experience
================================================================================
Gerald E. Daniels       56    Senior Vice President of the Company and
                              President, Military Aircraft and Missile
                              Systems Group since May 2000 (named CEO of
                              Aircraft and Military Systems Group in March
                              2001). Prior thereto, Vice President and
                              General Manager of U.S. Navy and Marine Corps
                              Programs for the Military Aircraft and Missile
                              Systems Group, from February 1997. From October
                              1998 to May 2000, he also served as St. Louis site manager. From January 1994 until February
                              1997, Vice President and General Manager of the F/A-18 program for McDonnell Douglas
                              Corporation.

Rudy de Leon            49    Senior Vice President - Government Relations
                              since July 2001. Prior thereto, Deputy
                              Secretary of Defense (2000-2001).
                              Prior thereto, Under Secretary of Defense
                              (Personnel and Readiness) 1997-2000. Prior thereto, Under Secretary of the Air Force
                              (1994-1997).  Prior thereto, Assistant to
                              Secretary of Defense (1993-1994).

John B. Hayhurst        54    Senior Vice President of the Company and
                              President, Air Traffic Management since
                              November 2000. Prior thereto, Vice President of Business Development for the Commercial
                              Aviation Services unit of Boeing Commercial
                              Airplanes Group from June 2000. Prior thereto,
                              Vice President and General Manager of 737
                              Programs and General Manager of the Renton, WA production site from October 1998. Prior thereto, Vice President and General Manager of
                              North and South America Sales from February
                              1997. Prior thereto, Vice President and
                              General Manager of the 747X Program from June
                              1996. Prior thereto, Vice President of Boeing
                              Commercial Airplane Group Product Development from December 1994.

Laurette T. Koellner    47    Senior Vice President of the Company and
                              President, Shared Services Group since
                              November 2000. Prior thereto, Vice President and Corporate Controller from March 1999.
                              Prior thereto, Vice President and General
                              Auditor from August 1997. Prior thereto, Vice
                              President of Auditing at McDonnell Douglas
                              Corporation from May 1996. Prior thereto,
                              Division Director of Human Resources at
                              McDonnell Douglas Aerospace Company from May
                              1994.

Name                   Age    Positions and offices held and business experience
================================================================================
Alan R. Mulally         56    Senior Vice President of the Company since
                              February 1997 and President of Boeing
                              Commercial Airplanes Group since September
                              1998 (named CEO of Boeing Commercial Airplanes
                              Group in March 2001). Prior thereto, President of Boeing Information, Space & Defense Systems from August 1997 through August 1998. Prior thereto, President of Boeing Defense & Space
                              Group from January 1997. Prior thereto, Senior
                              Vice President of Airplane Development and
                              Definition, Boeing Commercial Airplane Group from 1994.

James F. Palmer         52    Senior Vice President of the Company and
                              President, Boeing Capital Corporation since
                              November 2000. Prior thereto, Senior Vice
                              President of the Company and President of Shared Services Group since August 1997. Prior thereto, Senior Vice President and Chief
                              Financial Officer of McDonnell Douglas
                              Corporation from July 1995.

Thomas R. Pickering     70    Senior Vice President, International Relations
                              since January 2001. Prior thereto, U.S.
                              Undersecretary of State for Political Affairs from May 1997. Prior thereto, President of the Eurasia Foundation, which makes grants and loans in the states of the former Soviet
                              Union, from December 1996 through April 1997.
                              Prior thereto, U.S. Ambassador to the Russian
                              Federation from May 1993 through November 1996.

Michael M. Sears        54    Senior Vice President and Chief Financial
                              Officer of the Company since May 2000. Prior thereto, Senior Vice President of the Company and President, Military Aircraft and Missiles
                              Systems Group from September 1998. Prior thereto, Executive Vice President of Boeing
                              Information, Space & Defense Systems, and
                              President of McDonnell Aircraft and Missile
                              Systems from August 1997. Prior thereto,
                              President of McDonnell Douglas Aerospace from
                              February 1997. Prior thereto, President of
                              Douglas Aircraft Company from April 1996.

David O. Swain          59    Senior Vice President of Engineering &
                              Technology of the Company since September 1999 and Chief Technology Officer of the Company since June 2001. Prior thereto, President,
                              Phantom Works from September 1999. Prior thereto, Vice President of Engineering of the Company and Executive Vice President of
                              Phantom Works from 1997. Prior thereto, Vice
                              President and General Manager of Advanced
                              Systems and Technology-Phantom Works,
                              McDonnell Douglas Corporation from 1994.

Name                   Age    Positions and offices held and business experience
================================================================================
John D. Warner          62    Senior Vice President and Chief Administrative
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

2. Financial Statement Schedules

              Schedule              Description                 Page
              --------   ---------------------------------      ----
                 II      Valuation and Qualifying Accounts        26

The auditors' report with respect to the above-listed financial statement schedule appears on page 25 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.


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

     (3)   Articles of Incorporation and By-Laws.
           (i) Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit
                   (3)(iii) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
          (ii)     By-Laws, as amended and restated on June 25, 2001.
                   (Exhibit (3)(i) to the Company's Form 10-Q for the quarter ended June 30, 2001.)

     (4) Instruments Defining the Rights of Security Holders, Including Indentures.
           (i) Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

    (10)   Material Contracts.
            The Boeing Company Bank Credit Agreements.
           (i) U.S. $3 Billion 364-Day Credit Agreement dated as of November 23, 2001, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The J.P. Morgan Chase Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. Filed herewith.
          (ii) U.S. $700 Million Five-Year Credit Agreement dated as of September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. (Exhibit (10) (ii) (Bank Credit Agreements) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
         (iii) U.S. $ One Billion Five Hundred Million (reduced to $ Eight Hundred Million) 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and The Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. (Exhibit (10)(i) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1997 (herein referred to as "1997 Form 10-K").)

            Management Contracts and Compensatory Plans
          (iv)     1988 Stock Option Plan.
                   (a) Plan, as amended on December 14, 1992. (Exhibit
                       (10)(vii)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
                   (b) Form of Notice of Terms of Stock Option Grant. (Exhibit
                       (10)(vii)(b) of the 1992 Form 10-K.)

           (v)     1992 Stock Option Plan for Nonemployee Directors.
                   (a) Plan. (Exhibit (19) of the Company's Form 10-Q for
                       the quarter ended March 31, 1992.)
                   (b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
          (vi) Supplemental Benefit Plan for Employees of The Boeing Company, as amended on February 22, 1998. (Exhibit (10)(i) of the Company's Form 10-Q for the quarter ended March 31, 1998 (herein referred to as "1st Quarter 1998 Form 10-Q").)
         (vii) Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
        (viii) Deferred Compensation Plan for Employees of The Boeing Company, as amended on February 23, 1998. (Exhibit (10)(ii) to the 1st Quarter 1998 Form 10-Q.)
          (ix) Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
           (x)     1993 Incentive Stock Plan for Employees.
                   (a) Plan, as amended on December 13, 1993. (Exhibit
                       (10)(ix)(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as "1993 Form 10-K").)
                   (b) Form of Notice of Stock Option Grant.
                       (i) Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the
                           1993 Form 10-K.)
                      (ii) Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the
                           1993 Form 10-K.)
          (xi) Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended March 31, 1997.)
         (xii) 1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company's Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)
        (xiii) Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
                   (a) Amendment No. 1, dated as of June 26, 2000, to Employment
                       Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 2000.)
         (xiv) Boeing Company Executive Layoff Benefits Plan, as amended on June 28, 1999. (Exhibit (10) to the Company's Form 10-Q for the quarter ended June 30, 1999.)
          (xv) The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
         (xvi) The Boeing Company ShareValue Program, as amended on December 20, 1996. (Exhibit (10)(xiii) to the 1996 Form 10-K.)
        (xvii) Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

       (xviii) 1999 Bonus and Retention Award Plan, as adopted on April 26, 1999. (Exhibit (10)(ii) to the Company's Form 10-Q for the quarter ended June 30, 2000.)
         (xix) Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. (Exhibit (10)(xxiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
          (xx) Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
         (xxi) Restricted Stock Unit Grant Agreement with Alan R. Mulally, dated June 30, 1998. (Exhibit (10)(xx) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
        (xxii) Restricted Stock Unit Grant Agreement with Michael M. Sears, effective as of October 18, 1999. (Exhibit (10)(xxi) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
       (xxiii) The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company's form 10-Q for the quarter ended June 30, 2001.)

    (12)   Computation of Ratio of Earnings to Fixed Charges. Page 27.

    (13) Portions of the 2001 Annual Report to Shareholders incorporated by reference herein. Filed herewith.

    (21)   List of Company Subsidiaries. Pages 182-187.

    (23) Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings of Form S-8 under the Securities Act of 1933. Page 25.

    (99)   Additional Exhibits
           (i) Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)
          (ii) Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
(b)     Reports on Form 8-K filed during quarter ended December 31, 2001:

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

                             THE BOEING COMPANY
                                (Registrant)


By: /s/ Philip M. Condit              By:  /s/ Harry C. Stonecipher
   ----------------------------------    ---------------------------------
   Philip M. Condit - Chairman of the    Harry C. Stonecipher - Vice
   Board, Chief Executive Officer        Chairman and Director
   and Director


By: /s/ Michael M. Sears                By: /s/ James A. Bell
   -----------------------------------     --------------------------------
 Michael M. Sears - Senior Vice            James A. Bell - Vice President
 President and Chief Financial Officer     Finance and Corporate Controller


Date:  February 26, 2002

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
John E. Bryson - Director            W. James McNerney, Jr. - Director


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



Date:  February 26, 2002

                        INDEPENDENT AUDITORS' CONSENT
                 AND REPORT ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Shareholders of The Boeing Company
Chicago, Illinois

We consent to the incorporation by reference in Registration Statement Nos. 2-48576, 33-25332, 33-31434, 33-43854, 33-58798, 33-52773, 333-03191,
333-16363, 333-26867, 333-32461, 333-32491, 333-32499, 333-32567, 333-35324,
333-41920, 333-47450, 333-54234, and 333-73252 of The Boeing Company on Form
S-8 of our report dated January 28, 2002, appearing in and incorporated by reference in the Annual Report on Form 10-K of The Boeing Company for the year ended December 31, 2001.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of The Boeing Company, listed in
Item 14(a) 2 in this Annual Report on Form 10-K for the year ended December 31, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Chicago, Illinois

March 5, 2002

               SCHEDULE II - Valuation and Qualifying Accounts
                     The Boeing Company and Subsidiaries

           Allowance for Doubtful Accounts and Customer Financing
                 (Deducted from assets to which they apply)


                            (Dollars in millions)



                                                        2001     2000     1999
==============================================================================

Balance at January 1                                   $ 220     $322     $289

Charged to costs and expenses                             77       49      102

Transfer from accrued liabilities                                           24

Deductions from reserves (accounts charged off)          (91)    (151)     (93)
                                                       -----     ----     ----
Balance at December 31                                 $ 206     $220     $322
                                                       =====     ====     ====

      EXHIBIT (12) - Computation of Ratio of Earnings to Fixed Charges

                     The Boeing Company and Subsidiaries

                            (Dollars in millions)


                                          Year ended December 31,
-----------------------------------------------------------------------------
                                     2001     2000     1999     1998     1997
                                     ====     ====     ====     ====     ====
Earnings before
 federal taxes on income           $3,564   $2,999   $3,324   $1,397    $(341)

Fixed charges excluding
 capitalized interest                 698      481      483      507      552

Amortization of previously
 capitalized interest                  65       71       80       75       97

Net adjustment for
 earnings of affiliates                11      (44)      (8)     (18)       4
                                   ------   ------   ------    -----   ------
Earnings available for
 fixed charges                     $4,338   $3,507   $3,879    $1,961   $ 312
                                   ======   ======   ======    ======   =====





Fixed charges:

  Interest expense                   $650     $445     $431     $453     $513

  Interest capitalized during
   the period                          80       82       81       65       61

  Rentals deemed
   representative of an
   interest factor                     48       36       52       54       39
                                     ----     ----     ----     ----     ----
Total fixed charges                  $778     $563     $564     $572     $613
                                     ====     ====     ====     ====     ====

Ratio of earnings to fixed
 charges                              5.6      6.2      6.9      3.4       .5
                                      ===      ===      ===      ===       ==

                EXHIBITS FILED WITH THIS REPORT ON FORM 10-K
                        Commission File Number 1-442

                             THE BOEING COMPANY
                                Exhibit Index

                                                               Annual
                                                               Report
                                                                   to
                                                               Share-      Form
                                                              holders      10-K
Exhibit         Description                                      Page      Page
-------------------------------------------------------------------------------
(10) (i)        U.S. $ 3 Billion 364-Day Credit Agreement
                 dated as of November 23, 2001.                             118

(12)            Computation of Ratio of Earnings to Fixed
                 Charges                                                     27

(13)            Portions of the 2001 Annual Report to
                 Shareholders incorporated by reference
                 in Part I and Part II                                       29

                  Market for registrant's Common Equity and
                   related Stockholder Matters                     90       115
                  Management's Discussion and Analysis of
                   Financial Position and Results of Operations    39        36
                  Consolidated Statements of Operations            35        29
                  Consolidated Statements of Financial Position    36        30
                  Consolidated Statements of Cash Flows            37        31
                  Consolidated Statements of Shareholders' Equity  38        32
                  Notes to Consolidated Financial Statements       59        70
                  Independent Auditor's Report                     84       112
                  Supplementary Data Regarding Quarterly
                   Financial Data                                  83       111
                  Selected Financial Data
                   Five-Year Summary                               85       113

(21)            List of Subsidiaries                                        118

(23)            Independent Auditors; Consent and Report on
                 Financial Statement Schedule for use in
                 connection with filings of Form S-8 under
                 the Securites Act of 1933.                                  25

                Appendix of graphic and image material
                 pursuant to Rule 304(a) of regulation S-T                  188

                                Exhibit (13)
             Portions of the 2001 Annual Report to Shareholders
               Incorporated by Reference in Part I and Part II


                     THE BOEING COMPANY AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


(Dollars in millions except per share data)
Year ended December 31,                              2001       2000       1999
-------------------------------------------------------------------------------
Sales and other operating revenues                $58,198    $51,321    $57,993
Cost of products and services                      48,778     43,712     51,320
-------------------------------------------------------------------------------
                                                    9,420      7,609      6,673
Equity in income from joint ventures                   93         64          4
General and administrative expense                  2,389      2,335      2,044
Research and development expense                    1,936      1,441      1,341
In-process research and development expense                      557
Gain on dispositions, net                              21         34         87
Share-based plans expense                             378        316        209
Special charges due to events of
 September 11, 2001                                   935
-------------------------------------------------------------------------------
Earnings from operations                            3,896      3,058      3,170
Other income, principally interest                    318        386        585
Interest and debt expense                            (650)      (445)      (431)
-------------------------------------------------------------------------------
Earnings before income taxes                        3,564      2,999      3,324
Income taxes                                          738        871      1,015
-------------------------------------------------------------------------------
Net earnings before cumulative effect
 of accounting change                               2,826      2,128      2,309
-------------------------------------------------------------------------------
Cumulative effect of accounting change, net             1
-------------------------------------------------------------------------------
Net earnings                                      $ 2,827    $ 2,128    $ 2,309
===============================================================================


Basic earnings per share                            $3.46      $2.48      $2.52
===============================================================================
Diluted earnings per share                          $3.41      $2.44      $2.49
===============================================================================
Cash dividends paid per share                       $0.68      $0.56      $0.56
===============================================================================

See notes to consolidated financial statements.

                    THE BOEING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions except per share data)
December 31,                                                    2001      2000
------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                    $   633   $ 1,010
Accounts receivable                                            5,156     5,519
Current portion of customer and commercial financing           1,053       995
Deferred income taxes                                          2,444     2,137
Inventories, net of advances and progress billings             6,920     6,852
------------------------------------------------------------------------------
    Total current assets                                      16,206    16,513
Customer and commercial financing                              9,345     5,964
Property, plant and equipment, net                             8,459     8,814
Goodwill and acquired intangibles, net                         6,443     5,214
Prepaid pension expense                                        5,838     4,845
Deferred income taxes                                                       60
Other assets                                                   2,052     1,267
------------------------------------------------------------------------------
                                                             $48,343   $42,677
==============================================================================

Liabilities and Shareholders' Equity
Accounts payable and other liabilities                       $13,872   $12,312
Advances in excess of related costs                            4,306     3,517
Income taxes payable                                             909     1,866
Short-term debt and current portion of long-term debt          1,399     1,232
------------------------------------------------------------------------------
    Total current liabilities                                 20,486    18,927
Deferred income taxes                                            177
Accrued retiree health care                                    5,367     5,163
Deferred lease income                                            622
Long-term debt                                                10,866     7,567
Shareholders' equity:
  Common shares, par value $5.00 -
   1,200,000,000 shares authorized;
   Shares issued - 1,011,870,159 and 1,011,870,159             5,059     5,059
  Additional paid-in capital                                   1,975     2,693
  Treasury shares, at cost - 174,289,720 and 136,385,222      (8,509)   (6,221)
  Retained earnings                                           14,340    12,090
  Accumulated other comprehensive income (loss)                 (485)       (2)
  Unearned compensation                                           (3)       (7)
  ShareValue Trust shares - 39,691,015 and 39,156,280         (1,552)   (2,592)
------------------------------------------------------------------------------
    Total shareholders' equity                                10,825    11,020
------------------------------------------------------------------------------
                                                             $48,343   $42,677
==============================================================================

See notes to consolidated financial statements.

        31           THE BOEING COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions) December 31,                    2001      2000      1999
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings                                     $ 2,827   $ 2,128   $ 2,309
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
     Cumulative effect of accounting change, net        (1)
     Share-based plans                                 378       316       209
     Depreciation                                    1,448     1,317     1,538
     Amortization of goodwill and intangibles          302       162       107
     In-process research and development                         557
     Customer and commercial financing
      valuation provision                               42        13        72
     Gain on dispositions, net                         (21)      (34)      (87)
     Changes in assets and liabilities -
      Short-term investments                                     100       179
      Accounts receivable                              342    (1,359)     (225)
      Inventories, net of advances and
       progress billings                               (19)    1,039     2,030
      Accounts payable and other liabilities           490        22       217
      Advances in excess of related costs              789     1,387       (36)
      Income taxes payable and deferred               (762)      726       462
      Deferred lease income                            622
      Prepaid pension expense                         (993)     (374)     (332)
      Goodwill and other acquired intangibles       (1,490)
      Accrued retiree health care                      227       280        46
      Other                                           (367)     (338)     (265)
------------------------------------------------------------------------------
        Net cash provided by operating activities    3,814     5,942     6,224
------------------------------------------------------------------------------
Cash flows - investing activities:
  Customer financing and
   properties on lease, additions                   (5,073)   (2,571)   (2,398)
  Customer financing and
   properties on lease, reductions                   1,297     1,433     1,842
  Property, plant and equipment, net additions      (1,068)     (932)   (1,236)
  Acquisitions, net of cash acquired                   (22)   (5,727)
  Proceeds from dispositions                           152       169       359
------------------------------------------------------------------------------
        Net cash used by investing activities       (4,714)   (7,628)   (1,433)
------------------------------------------------------------------------------
Cash flows - financing activities:
  New borrowings                                     4,567     2,687       437
  Debt repayments                                   (1,124)     (620)     (676)
  Common shares purchased                           (2,417)   (2,357)   (2,937)
  Stock options exercised, other                        79       136        93
  Dividends paid                                      (582)     (504)     (537)
------------------------------------------------------------------------------
        Net cash provided (used) by
         financing activities                          523      (658)   (3,620)
------------------------------------------------------------------------------
Net increase (decrease) in cash
 and cash equivalents                                 (377)   (2,344)    1,171
Cash and cash equivalents at beginning of year       1,010     3,354     2,183
------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   633   $ 1,010   $ 3,354
==============================================================================
See notes to consolidated financial statements.          31

                     THE BOEING COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                Additional                               Share
                                   Paid-In          Treasury             Value
(Dollars in millions)              Capital             Stock             Trust
==============================================================================
Balance January 1, 1999             $1,147           $(1,321)          $(1,235)
------------------------------------------------------------------------------
Share-based compensation               209
Tax benefit related to
 share-based plans                       9
ShareValue Trust market
 value adjustment                      366                                (366)
Treasury shares acquired                              (2,937)
Treasury shares issued for
 share-based plans, net                (47)               97
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax
  of $(14)
Currency translation
 adjustment
------------------------------------------------------------------------------
Balance December 31, 1999           $1,684           $(4,161)          $(1,601)
------------------------------------------------------------------------------
Share-based compensation               316
Tax benefit related to
 share-based plans                     160
ShareValue Trust market
 value adjustment                      991                                (991)
Treasury shares acquired                              (2,357)
Treasury shares issued for
 share-based plans, net               (264)              297
Performance shares converted
 to deferred stock units              (194)
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax of $3
Unrealized holding loss,
 net of tax of $7
Currency translation adjustment
------------------------------------------------------------------------------
Balance December 31, 2000           $2,693           $(6,221)          $(2,592)
==============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                                Additional                               Share
                                   Paid-In          Treasury             Value
(Dollars in millions)              Capital             Stock             Trust
==============================================================================
Share-based compensation               378
Tax benefit related to
 share-based plans                      16
ShareValue Trust market
 value adjustment                   (1,040)                              1,040
Treasury shares acquired                              (2,417)
Treasury shares issued for
 share-based plans, net                (72)              129
Net earnings
Cash dividends declared
Minimum pension liability
 adjustment, net of tax
  of $204
Unrealized holding loss,
 net of tax of $9
Loss on derivative
 instruments, net of
  tax of $61
Currency translation
 adjustment
------------------------------------------------------------------------------
Balance December 31, 2001          $ 1,975           $(8,509)          $(1,552)
==============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                             Accumulated                      |
                                   Other                      |
                           Comprehensive          Retained    |  Comprehensive
(Dollars in millions)       Income(Loss)          Earnings    |         Income
==============================================================|===============
Balance January 1, 1999          $   (23)          $ 8,706    |
--------------------------------------------------------------|---------------
Share-based compensation                                      |
Tax benefit related to                                        |
 share-based plans                                            |
ShareValue Trust market                                       |
 value adjustment                                             |
Treasury shares acquired                                      |
Treasury shares issued for                                    |
 share-based plans, net                                       |
Net earnings                                         2,309    |        $ 2,309
Cash dividends declared                               (528)   |
Minimum pension liability                                     |
 adjustment, net of tax                                       |
  of $(14)                            22                      |             22
Currency translation                                          |
 adjustment                            7                      |              7
--------------------------------------------------------------|---------------
Balance December 31, 1999         $    6           $10,487    |        $ 2,338
--------------------------------------------------------------|---------------
Share-based compensation                                      |
Tax benefit related to                                        |
 share-based plans                                            |
ShareValue Trust market                                       |
 value adjustment                                             |
Treasury shares acquired                                      |
Treasury shares issued for                                    |
 share-based plans, net                                       |
Performance shares converted                                  |
 to deferred stock units                                      |
Net earnings                                         2,128    |        $ 2,128
Cash dividends declared                               (525)   |
Minimum pension liability                                     |
 adjustment, net of tax of $3         (4)                     |             (4)
Unrealized holding loss,                                      |
 net of tax of $7                    (12)                     |            (12)
Currency translation adjustment        8                      |              8
--------------------------------------------------------------|---------------
Balance December 31, 2000         $   (2)          $12,090    |        $ 2,120
==============================================================|===============

                     THE BOEING COMPANY AND SUBSIDIARIES

                              Accumulated                     |
                                    Other                     |
                            Comprehensive         Retained    |  Comprehensive
(Dollars in millions)        Income(Loss)         Earnings    |         Income
==============================================================|===============
Share-based compensation                                      |
Tax benefit related to                                        |
 share-based plans                                            |
ShareValue Trust market                                       |
 value adjustment                                             |
Treasury shares acquired                                      |
Treasury shares issued for                                    |
 share-based plans, net                                       |
Net earnings                                         2,827    |        $ 2,827
Cash dividends declared                               (577)   |
Minimum pension liability                                     |
 adjustment, net of tax                                       |
  of $204                            (344)                    |           (344)
Unrealized holding loss,                                      |
 net of tax of $9                     (16)                    |            (16)
Loss on derivative                                            |
 instruments, net of                                          |
  tax of $61                         (102)                    |           (102)
Currency translation                                          |
 adjustment                           (21)                    |            (21)
--------------------------------------------------------------|---------------
Balance December 31, 2001           $(485)         $14,340    |        $ 2,344
==============================================================|===============
See notes to consolidated financial statements.


The Company's common shares were 1,011,870,159 as of December 31, 2001, 2000 and 1999. The par value of these shares was $5,059 for the same periods. Treasury shares as of December 31, 2001, 2000 and 1999 were 174,289,720; 136,385,222; and 102,356,897. Treasury shares acquired for the years ended December 31, 2001, 2000 and 1999 were 40,734,500; 41,782,234; and 68,923,000.
Treasury shares issued for share-based plans for the same periods were 2,830,002; 7,753,909; and 2,411,834. ShareValue Trust shares as of
December 31, 2001, 2000 and 1999 were 39,691,015; 39,156,280; and 38,696,289.
ShareValue Trust shares acquired from dividend reinvestment were 534,734; 459,991; and 529,688 for the same periods. Unearned compensation was $(3), $(7) and $(12) as of December 31, 2001, 2000 and 1999. The changes in unearned compensation for the same periods were $4, $5, and $5, attributable to amortization and forfeitures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
|         Forward-Looking Information is Subject to Risk and Uncertainty      |
|                                                                             |
| Certain statements in this release contain "forward-looking" information | | that involves risk and uncertainty, including projections for new products, | | deliveries, realization of technical and market benefits from acquisitions, |
| revenues, operating margins, free cash flow, taxes, research and            |
| development expenses, prospects for delivery stream recovery in commercial | | aircraft, and other trend projections. This forward-looking information |
| is based upon a number of assumptions including assumptions regarding       |
| global economic, passenger and freight growth; current and future markets | | for the Company's products and services; demand for the Company's products | | and services; performance of internal plans, including, without limitation, | | plans for productivity gains, reductions in cycle time and improvements | | in design processes, production processes and asset utilization; product |
| performance; customer financing; customer, supplier and subcontractor       |
| performance; customer model selections; favorable outcomes of certain       |
| pending sales campaigns and U.S. and foreign government procurement actions;|
| including the timing of procurement of tankers, supplier contract           |
| negotiations, price escalation; government policies and actions; successful |
| negotiation of contracts with the Company's labor unions; regulatory        |
| approvals; and successful execution of acquisition and divestiture plans; | | and the assessment of the impact of the attacks of September 11, 2001. |
| Actual results and future trends may differ materially depending on a       |
| variety of factors, including the Company's successful execution of internal| | performance plans, including continued research and development, production | | rate increases and decreases, production system initiatives, timing of | | product deliveries and launches, supplier contract negotiations, asset | | management plans, acquisition and divestiture plans, procurement plans, | | credit rating agency assessments, and other cost-reduction efforts; the | | actual outcomes of certain pending sales campaigns and U.S. and foreign | | government procurement activities; including the timing of procurement of | | tankers, acceptance of new products and services; product performance risks;| | the cyclical nature of some of the Company's businesses; volatility of the |
| market for certain products and services; domestic and international        |
| competition in the defense, space and commercial areas; continued           |
| integration of acquired businesses; uncertainties associated with regulatory| | certifications of the Company's commercial aircraft by the U.S. Government |
| and foreign governments; other regulatory uncertainties; collective         |
| bargaining labor disputes; performance issues with key suppliers,           |
| subcontractors and customers; governmental export and import policies; | | factors that result in significant and prolonged disruption to air travel | | worldwide; any additional impacts from the attacks of September 11, 2001; |
| global trade policies; worldwide political stability; domestic and          |
| international economic conditions; price escalation trends; the outcome     |
| of political and legal processes, including uncertainty regarding           |
| government funding of certain programs; changing priorities or reductions | | in the U.S. Government or foreign government defense and space budgets; | | termination of government contracts due to unilateral government action or | | failure to perform; legal, financial and governmental risks related to | | international transactions; legal proceedings; and other economic, political| | and technological risks and uncertainties. Additional information regarding | | these factors is contained in the Company's SEC filings, including, without | | limitation, the Company's Annual Report on Form 10-K for the year ended 2000| | and the Form 10-Q's for the quarters ended 31 March 2001, 30 June 2001 and |
| 30 September 2001.                                                          |
-------------------------------------------------------------------------------

CRITICAL ACCOUNTING POLICIES AND STANDARDS ISSUED AND NOT YET IMPLEMENTED


Critical Accounting Policies

The following is a summary of accounting policies the Company believes are most critical to help put in context a discussion concerning the results of operations.


Sales and other operating revenues
Commercial aircraft sales are recorded as deliveries are made unless transfer of risk and rewards of ownership is not sufficient.

Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of scheduled performance milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of either internally identified or external performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain contracts contain profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. Incentives, of which amounts can be reasonably estimated, are recorded over the performance period of the contract. Incentives and fee awards, of which amounts cannot be reasonably estimated, are recorded when awarded. Certain contracts contain provisions for the redetermination of price based upon future economic conditions.

Income associated with customer financing activities is included in sales and other operating revenues.


Contract and program accounting
In the Military Aircraft and Missile Systems segment and Space and Communications segment, operations principally consist of performing work under contract, predominantly for the U.S. Government and foreign governments. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue. Estimates of each contract's revenue and cost are reviewed and reassessed quarterly. Changes in estimates result in cumulative revisions to the contract profit recognized. Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 717, 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The program method of accounting effectively averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. In 2001, the initial program quantity for the 717 program was revised from 200 to 135 units. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

To the extent that inventoriable costs are expected to exceed the total estimated sales price, charges are made to current earnings to reduce inventoried costs to estimated net realizable value.


Share-based plans
The Company has adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distribution from the ShareValue Trust have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares is determined based on the market value of the Company's stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price and is amortized over a five-year period.


Aircraft valuation
Aircraft deemed available for sale, which are included in inventory, are stated at the lower of cost or fair value. The Company reviews its used aircraft purchase commitments relative to the aircraft's anticipated fair value, and records any deficiency as a charge to earnings. Fair value is determined by using both internal and external aircraft valuations, including information developed from the sale of similar aircraft in the secondary market.

Aircraft on operating lease or held for operating lease are classified with customer and commercial financing assets. The Company reviews these operating lease assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flow, based on market assessment of lease rates, over the remaining useful life is less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.


Postemployment benefits
The Company accounts for postemployment benefits under SFAS No. 112, "Employer's Accounting for Postemployment Benefits." A liability for postemployment benefits is recorded when termination is probable and the amount is estimable.



Standards Issued and Not Yet Implemented

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS
No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

The Company will adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of January 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires a comparison of the book value of net assets to the fair value of the related operations. Fair values are estimated using discounted cash flows, subject to adjustment based on the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill is estimated, and is compared to its book value. Any shortfall of the book value below fair value represents the amount of goodwill impairment.

Upon transition to the new impairment model as of January 1, 2002, the Company projects that it will recognize a reduction of goodwill and a pretax charge in the range of $2,100 million to $2,600 million, identified as a cumulative effect of an accounting change. This charge results from the change from the prior impairment method, whose first step was based on undiscounted cash flows, to the new one that is based on fair value. The fair value measurement will reflect the estimates and expectations of the marketplace participants as of January 1, 2002, the date of adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company does not believe that the implementation of these standards will have a significant impact on the financial statements.



RESULTS OF OPERATIONS AND FINANCIAL CONDITION
---------------------------------------------

REVENUES

Operating revenues for 2001 were $58.2 billion compared with $51.3 billion in 2000 and $58.0 billion in 1999. The higher revenues in 2001 principally reflect increased deliveries in the Commercial Airplanes segment, but also reflect an increase in Space and Communications segment revenues of $2.4 billion to $10.4 billion. The lower revenues in 2000 relative to 1999 principally reflected decreased deliveries in the Commercial Airplanes segment, partially offset by an increase in Space and Communications segment revenues of $1.2 billion to $8.0 billion in 2000.

Consolidated revenues:
[Graphic and image material item Number 1
See appendix on page 188 for description]

Commercial Airplanes
Commercial Airplanes segment revenues were $35.1 billion in 2001, $31.2 billion in 2000 and $38.5 billion in 1999. These revenues account for 60%, 61% and 66% of total operating revenues for the years 2001, 2000 and 1999, respectively. Commercial Airplanes revenues are generated principally by jet aircraft deliveries.

Total commercial jet aircraft deliveries by model, including deliveries under operating lease, which are identified by the number in parentheses, were as follows:


                           2001      2000      1999
---------------------------------------------------
        717                  49(10)    32(23)    12(2)
        737 Classic           -         2        42
        737 NG              299(5)    279       278
        747                  31(1)     25        47
        757                  45        45        67
        767                  40        44        44(1)
        777                  61        55        83
        MD-80                 -         -        26(21)
        MD-90                 -         3        13
        MD-11                 2         4         8
---------------------------------------------------
        Total               527       489       620
===================================================


Deliveries in 2001 include intercompany deliveries of two 737 NG aircraft, and in 2000 include intercompany deliveries of four 737 NG aircraft and one Airborne Laser 747. 737 NG deliveries in 2001 include one delivery to Boeing NetJets for which revenue is recognized as fractional shares are sold.

Final deliveries of the MD-80 aircraft program occurred in 1999, final deliveries of the 737 Classic and MD-90 aircraft programs occurred in 2000, and final deliveries of the MD-11 aircraft program occurred in 2001. The first 717 delivery occurred in the third quarter of 1999.

Total commercial aircraft deliveries for 2002 are currently projected to total approximately 380. Total commercial aircraft deliveries for 2003 are currently projected to be between 275 and 300. Commercial aircraft transportation trends are discussed in the Commercial Airplanes Business Environment and Trends section on pages 59-62.

Commercial Airplanes segment revenues for 2002 are projected to be in the range of $28 billion.


Military Aircraft and Missile Systems
Military Aircraft and Missile Systems segment revenues were $12.5 billion in 2001, $11.9 billion in 2000 and $11.9 billion in 1999. The principal contributors to 2001 Military Aircraft and Missile Systems segment revenues included the C-17 Globemaster, F/A-18E/F Super Hornet, AH-64 Apache,
F-22 Raptor, V-22 Osprey, and CH-47 Chinook programs, along with several aerospace support programs. The Military Aircraft and Missile Systems business segment is broadly diversified, and no program other than the C-17 transport program and the F/A-18E/F Super Hornet program accounted for more than 7% of total 2001 segment revenues. Revenues include amounts attributable to production programs and amounts recognized on a cost-reimbursement basis for developmental programs such as the F-22 Raptor, V-22 Osprey, and the RAH-66 Comanche.

Deliveries of selected production units, including deliveries under operating lease, which are identified by the number in parentheses, were as follows:


                           2001      2000      1999
---------------------------------------------------
        C-17                 14(4)     13        11
        F/A-18E/F            36        26        13
        F/A-18C/D             -        16        25
        AH-64 Apache          7         8        11
        T-45                 15        16        12
        CH-47 Chinook        11         7        14
        737 C-40A             4         -         -
        F-15                  -         5        35


Military Aircraft and Missile Systems segment revenues for 2002 are projected to be in the $13 billion range. Segment business trends are discussed in the Military Aircraft and Missile Systems Business
Environment and Trends section on pages 62-65.


Space and Communications
Space and Communications segment revenues were $10.4 billion in 2001, compared with $8.0 billion in 2000 and $6.8 billion in 1999. The segment remains broadly diversified. The principal contributors to 2001 Space and Communications segment revenues included Integrated Defense Systems at approximately 24% of revenues, Boeing Satellite Systems at 19%, Missile Defense at 17% and the International Space Station at approximately 11%. Other significant contributors included Space Shuttle Flight Operations and Main Engine, AWACS (Airborne Warning and Control System), and Delta space launch services.

Deliveries of selected production units were as follows:


                           2001      2000      1999
---------------------------------------------------
        Delta II             12        10        11
        Delta III             -         -         1
        BSS Satellites        7         5         -
        767 AWACS             -         -         2


Space and Communications segment revenues for 2002 are projected to be in the $11 billion range. The greatest growth is expected in the Missile Defense sector, with Boeing being named lead for overall Missile Defense System Integration. Growth is also expected to continue in the Integrated Defense System sector, and the 737 Airborne Early Warning & Control (AEW&C) program. Segment business trends are discussed in the Space and Communications Business Environment and Trends section on pages 65-66.

Customer and Commercial Financing
Financing Operating revenues in the Customer and Commercial Financing segment, which consists primarily of the wholly owned subsidiary Boeing Capital Corporation, were $863 million in 2001, compared with $728 million in 2000 and $686 million in 1999. The major revenue components include commercial aircraft financing and commercial equipment leasing. The increase in 2001 relates principally to the higher volume of commercial aircraft financing.

                                 . . . . . .


Based on current schedules and plans, the Company projects total 2002 revenues to be approximately $54 billion.



EARNINGS

Net earnings of $2,827 million for 2001 were $699 million higher than 2000 earnings. The increase in net earnings principally reflected increased operating earnings associated with the increase in revenue for 2001. Net earnings in 2001 were significantly impacted by $935 million pretax special charges ($633 million after tax) related to the events of September 11, 2001, which are discussed in the operating earnings section. The increase in net earnings for 2001 over 2000 also reflects the in-process research and development expense of $557 million ($348 million after tax) that was recognized in 2000, of which $500 million was associated with the acquisition of the Hughes space and communications businesses which were renamed Boeing Satellite Systems.

Earnings before income taxes were $3,564 million for 2001, compared with $2,999 million in 2000. In addition to the change in operating earnings discussed below, other income decreased $68 million in 2001, to $318 million in 2001 from $386 million in 2000. The decrease in other income in 2001 principally reflects lower interest income from cash, but was partially offset by higher interest income associated with federal income tax audit settlements ($210 million in 2001, compared with $73 million in 2000). Other income in 2000 also included a $42 million gain on sale of a long-held equity investment. Interest and debt expense increased $205 million in 2001, to $650 million in 2001 from $445 million in 2000. The increased interest expense resulted from increased debt, primarily associated with the increased customer and commercial financing activities of Boeing Capital Corporation. Interest expense is expected to increase concurrent with increasing future financing activity.

Net earnings of $2,128 million for 2000 were $181 million lower than 1999 earnings. Net earnings for 2000 were significantly impacted by $557 million expensed as in-process research and development. Net earnings also reflected significant improvement in Commercial Airplanes segment margins resulting from continued production efficiencies. Other income decreased $199 million in 2000 to $386 million. This decrease principally reflects lower interest income resulting from lower cash levels, but was partially offset by the $73 million of interest income attributable to federal income tax audit settlements and the $42 million gain from the sale of a long-held equity investment. Interest and debt expense for 2000 and 1999 was relatively stable.

As indicated in Note 20, the Company has generated significant net periodic benefit income related to pensions: $920 million in 2001, $428 million in 2000 and $125 million in 1999. Not all net periodic pension benefit income or expense is recognized in net earnings in the year incurred since they are principally allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. Accordingly, the operating earnings for 2001 and 2000 included $785 million and $403 million of income due to pensions. The significantly unfavorable returns experienced by pension assets during 2001 are the principal cause of the shift in unrecognized net actuarial gains and losses, from unrecognized actuarial gains of $10.7 billion at the end of 2000 to unrecognized actuarial losses of $2.9 billion at the end of 2001. The Company projects that net periodic benefit income related to pensions will decrease significantly during 2002 and beyond and projects 2002 net periodic benefit income will be approximately $400 million less than in 2001.

Operating results trends are not significantly influenced by the effect of changing prices since most of the Company's business is performed under contract.


OPERATING EARNINGS

Commercial Airplanes
The 2001 Commercial Airplanes segment earnings of $2,632 million
(based on the cost of specific airplane units delivered - see discussion under Segment Information on page 107) included $908 million of non-recurring charges associated with the September 11, 2001, terrorist attacks. The segment operating margin for 2001 including the impact of non-recurring charges was 7.5%. Earnings from operations in 2001 excluding non-recurring charges totaled $3,540 million resulting in an earnings from operations margin of 10.1%.
The 2000 Commercial Airplanes segment earnings of $2,736 million resulted in an earnings from operations margin of 8.8%. The 1999 Commercial Airplanes segment earnings of $2,082 million resulted in an earnings from operations margin of 5.4%. The increased earnings and margins excluding non-recurring charges for 2001 were principally due to continued improvement in the production process.

Segment operating earnings included $68 million for 2001 and $22 million for 2000 of amortization expense associated with goodwill and acquired intangibles.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP), reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 28. Excluding the non-recurring charge associated with the events of September 11, 2001, Commercial Airplanes segment earnings under GAAP, and including intercompany transactions, were $2,819 million for 2001, $2,099 million for 2000 and $1,778 million for 1999, and comparable margins were 8.0%, 6.7% and 4.6%, respectively.

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

The Next-Generation 737 program accounting quantity was 800 units at the beginning of 1999, 1,200 units at the end of 1999, 1,650 units at the end of 2000 and 1,800 units at the end of 2001. The 777 accounting quantity was 500 at the end of 1999 and 600 at the end of 2000 and 2001. Improved margins from 1999 through 2001 also reflect an increase in estimated revenue for airplanes within the program accounting quantities.

In 1999, the Company delivered the initial units of the 717 program, and 93 units have cumulatively been delivered as of year-end 2001. The 717 program is accounted for under the program method of accounting described in the Critical Accounting Policies discussed on pages 37-38. The Company established the initial program accounting quantity at 200 units. Because of a lack of firm demand for the 717 aircraft subsequent to September 11, 2001, the program accounting quantity was reduced to 135 aircraft. This change in estimate created a $250 million pretax loss and was treated as a special charge due to events of September 11, 2001. The Company will record 717 deliveries on a break-even basis until program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs. The Company has potentially material exposures related to the 717 program, principally attributable to vendor termination costs that could result from a lack of longer-term market acceptance. Additionally, the Company has potential exposure relating to the valuation of 717 customer financing assets. As discussed in Note 12 to the consolidated financial statements, as of December 31, 2001, the Company has $1,499 million of customer financing assets relating to the 717 program, of which $692 million are accounted for as operating lease assets.

The Commercial Airplanes segment is projecting lower deliveries in the near term, and the resulting downsizing that began in 2001 and is projected to continue during 2002 will add to the complexity of achieving estimated cost targets. The Company believes that these complexities have been adequately considered in projecting cost estimates that are inherent in margins determined under the program method of accounting; however, such cost estimates remain subject to potential adverse future adjustments.

The Company offers aircraft fleet support for all its aircraft models. These costs include flight and maintenance training, field service support costs, engineering services and technical data and documents. These costs are expensed as incurred and do not vary significantly with current production rates. The costs incurred to sustain this support averaged less than 1.5% of total costs of products and services for the periods disclosed.

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

Military Aircraft and Missile Systems
Military Aircraft and Missile Systems segment operating earnings for 2001, 2000 and 1999 were $1,346 million, $1,245 million and $1,161 million, respectively. The segment operating margins for 2001, 2000 and 1999 were 10.8%, 10.4% and 9.8%, respectively. The 2001 operating results reflect strong profits on major production programs. These programs include the C-17 Globemaster, F/A-18E/F Super Hornet, T-45 Goshawk, AV-8B Harrier, and the Harpoon missile. The segment operating earnings for 2001 include the recognition of $48 million of charges relating to asset reductions attributable to reduced work volume at the Philadelphia site, and $46 million of charges associated with the Joint Strike Fighter program and idle manufacturing assets. The 2001 operating earnings also included a favorable adjustment of $57 million attributable to F-15 program charges recognized in 1999. Exclusive of these items, the segment operating margins for 2001 were 11.1%. Included in the 1999 operating results were a favorable contract settlement amounting to $55 million and pretax charges of $270 million associated with the F-15 program. Exclusive of these items, segment operating margins for 1999 were 11.6%.

A significant percentage of Military Aircraft and Missile Systems segment business has been in developmental programs under cost-reimbursement-type contracts, which generally have lower profit margins than fixed-price-type contracts. Current major developmental programs include the F-22 Raptor, V-22 Osprey tiltrotor aircraft, C-130 AMP and the RAH-66 Comanche helicopter. Both the V-22 and F-22 programs have transitioned to low-rate initial production, but also continue developmental activities.


Space and Communications
Space and Communications segment operating earnings, prior to non-recurring items, for 2001 were $619 million, $340 million in 2000 and $320 million in 1999, and the related operating margins were 6.0%, 4.2% and 4.7% for 2001, 2000 and 1999, respectively. The 2000 operating results included a non-recurring pretax charge of $505 million associated with the in-process research and development from the acquisition of the Hughes space and communications businesses (renamed Boeing Satellite Systems) and Autometric businesses, along with $78 million in costs associated with a Delta III demonstration launch in August 2000. The 1999 operating results included a pretax gain of $95 million related to the sale of Boeing Information Systems to Science Applications International Corporation.

The 2001 segment operating margins improved over 2000 due to excellent International Space Station on-orbit performance, and improved Integrated Defense Systems and Ground-Based Midcourse Defense program performance. These margins were reduced by company investments in the development of new products, in particular, the Delta IV launch vehicle and the 737 Airborne Early Warning & Control System (AEW&C) program. Additionally, earnings were impacted by $131 million for the amortization of goodwill and acquired intangibles principally associated with the acquisition of Boeing Satellite Systems. The Company projects that 2002 operating earnings will continue to be impacted by new product development expenses but to a lesser degree than in prior years, primarily due to the transition of the Delta IV launch vehicle into production. Program margins for the Space and Communications segment, excluding non-recurring items and research and development, were 11.0% in 2001 and 10.8% in 2000.

Significant risk remains related to work in process inventory and supplier commitments for the Delta III program. In order to mitigate some of this risk, four Delta IIIs were converted to Delta IIs in 2001. These risk assessments remain closely monitored, and additional opportunities for conversions are under review.

Certain Space and Communications segment launch and satellite contracts include provisions for replacement launch services or hardware if specified performance criteria are not met. The Company has historically purchased insurance to cover these obligations when allowed under the terms of the contract. Due to recent events, the current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. The Company may therefore elect to forgo the procurement of third-party insurance and, instead, retain such risks internally. Management believes the contract cost estimates have sufficient provisions to cover the expected value for these risks.

Various satellite contracts contain technical performance criteria that require ongoing execution to achieve. The Company believes that costs and performance estimates used to record program profit are appropriate; however, failure to achieve technical specifications in a timely manner could put certain contracts at risk, including risk of cost overruns and risk of contract default.

The Sea Launch venture in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) of Ukraine had two successful launches in 2001. Boeing's investment in this venture as of December 31, 2001, is reported at zero, which reflects the prior recognition of losses reported by Sea Launch.
The venture incurred losses in 2001, due to the relatively low volume of launches, reflecting a depressed satellite market. Boeing has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory reflected in the consolidated financial statements. Net of liabilities established, the Company's maximum exposure to credit-related losses associated with credit guarantees amounts to $357 million, which is included in the disclosure in Note 24 to the consolidated financial statements. Financial exposure related to performance guarantees and accounts receivable/inventory amounted to $200 million at December 31, 2001.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. The Company's proportionate share of joint venture earnings is recognized as income. The segment's operating earnings include earnings of $72 million, $60 million and $48 million for 2001, 2000 and 1999, respectively, attributable to United Space Alliance.

Customer and Commercial Financing
Operating earnings for the Customer and Commercial Financing segment were $596 million for 2001, $516 million for 2000 and $454 million for 1999, exclusive of interest expense. The increased operating earnings in 2001 reflect the impact of the increased segment revenues resulting from the increase in financing assets attributable to the Customer and Commercial Financing segment.

Beginning in 2000 and continuing through 2001, Customer and Commercial Financing segment assets were transferred to Boeing Capital Corporation
(BCC), and as of year-end 2001, significantly all of the segment's assets reside within BCC. Beginning in 2002, the Company intends to use BCC as the basis of Customer and Commercial Financing segment reporting. In 2001, $324 million of the Company's total interest and debt expense of $650 million was attributable to BCC. Beginning in 2002, the Customer and Commercial Financing segment will reflect the operations of BCC.

Other
Other segment earnings were a loss of $388 million in 2001, a loss of $76 million in 2000 and $4 million in 1999. The significant contributor to losses during this period has been research and development activity relating to Connexion by BoeingSM and, to a lesser extent, Air Traffic Management. Research and development expense attributable to the Other segment was $294 million in 2001, $84 million in 2000 and $5 million in 1999. Also included in the Other segment for 2001 are losses relating to intercompany guarantee payments made to BCC amounting to $49 million and operating earnings of $23 million attributable to financing assets not intended to be transferred to BCC. As of 2001, these financing assets consisted of four C-17 transport aircraft leased to the United Kingdom Royal Air Force.

EVENTS OF SEPTEMBER 11, 2001

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall.

To address the widespread financial impact of the attacks, the Emerging Issues Task Force (EITF) released Issue No. 01-10, "Accounting for the Impact of Terrorist Attacks of September 11, 2001." This issue specifically prohibits treating costs and losses resulting from the events of September 11, 2001, as extraordinary items; however,it observes that any portion of these costs and losses deemed to be unusual or infrequently occurring should be presented as a separate line item in income from continuing operations.

For the year ended December 31, 2001, the Company recorded a charge of $935 million in the caption 'Special charges due to events of September 11, 2001.' This charge related to the categories listed below. Of this charge, $908 million is related to the Commercial Airplanes segment and $27 million is related to the Other segment.

Employee severance
The Company incurred and is expected to incur employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001. For the year ended December 31, 2001, the Company recorded a charge of $287 million attributable to the associated employee severance obligations.

717 forward loss
In the fourth quarter of 2001, the accounting quantity of the 717 program was revised to 135 units from 200 units. This revision resulted from a lack of firm demand for the 717 aircraft subsequent to September 11, 2001, and the uncertainty in estimating future revenues and costs for 200 units based upon the revised projected delivery schedule. The forward loss of $250 million represents the amount by which, as of December 31, 2001, the inventory balance plus estimated future inventory costs exceeds the estimated revenue for the undelivered aircraft within the revised accounting quantity. As of December 31, 2001, the Company cumulatively delivered 93 717 program aircraft. The estimates for the revised accounting quantity assume that the 717 will remain an ongoing program. Although there are no plans to do so, if the program were to be terminated after the delivery of 135 units, the Company would be exposed to potentially material termination costs.

Used aircraft valuation
The events of September 11, 2001, resulted in a significant decrease in the market value of used aircraft. The Company recorded a charge of $185 million relating to the decrease in market value for aircraft held for resale as well as asset purchase obligations relating to trade-in of used aircraft.

Inventory valuation
The Company recorded a charge of $96 million relating to excess and obsolete commercial airplane spares inventory. Subsequent to September 11, 2001, commercial airline customers worldwide removed a substantial number of aircraft from service. The ultimate realization of future sales for specific spare parts held in inventory is highly dependent on the active aircraft fleet in which that spare part supports. The revised projections for future demand of certain spare parts indicate that current inventory quantities are in excess of total expected future demand.

Vendor penalties
The decrease in production rates on certain commercial airplane models and related products triggered contractual penalty clauses with various vendors and subcontractors, and the Company recorded a charge of $68 million for these penalties. The decrease in production rates resulted directly from the change in aircraft demand after the events of September 11, 2001.

Guarantee commitments
The Company has extended certain guarantees and commitments such as asset value guarantees discussed in Note 24. Based upon the impact of the events of September 11, 2001, on aircraft market prices and aircraft demand of customers who are counterparties in these guarantees, the Company recorded a charge of $49 million associated with an adverse exposure under these guarantees.

Ongoing assessments
The Company will continue to assess other potential losses and costs it might incur in relation to the attacks. These future costs are not yet accruable; however, the Company expects that such costs may be incurred throughout 2002. Liabilities totalling $542 million were established as of December 31, 2001, associated with these charges and are expected to be settled by the end of 2002. Any costs or adjustments in estimates will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001.'

RESEARCH AND DEVELOPMENT

Research and development expenditures charged directly to earnings include design, development and related test activities for new and derivative commercial jet aircraft, other company-sponsored product development, and basic research and development, including amounts allocable as overhead costs on U.S. Government contracts.

Total research and development expense in 2001 was $1,936 million, compared with $1,998 million in 2000 and $1,341 million in 1999. Excluding the $557 million of in-process research and development (IPR&D) expense in 2000, research and development expense increased $495 million in 2001, principally reflecting increases in the Commercial Airplanes segment and the Other segment, which includes activities relating to Connexion by BoeingSM. Excluding IPR&D, research and development expense increased $100 million in 2000, principally due to increases from the Space and Communications segment.

Research and development (excluding IPR&D):
[Graphic and image material item Number 2
See appendix on page 188 for description]

Commercial Airplanes
Commercial Airplanes research and development expense was $858 million in 2001, $574 million in 2000 and $585 million in 1999. The increase in 2001 over 2000 reflects increased spending attributable to the development of two longer-range 777 models (777-300ER and 777-200LR), a longer-range 747-400 (747-400ER) and a sonic cruiser airplane.

In addition to the 777-300ER, 777-200LR and the 747-400ER, the principal commercial aircraft developmental programs during the 1999-2001 period were the 767-400ER, and the 737-900. In 2001, the Company announced the 777-200LR program had been rephased approximately 18 months.

The initial delivery of the 737-900, the largest member of the Next-Generation 737 family occurred in the second quarter of 2001. The initial delivery of the 767-400ER, a stretched version of 767-300ER, occurred in the third quarter of 2000. The initial delivery of the 757-300, a stretched derivative of the 757-200, occurred in March 1999.


Military Aircraft and Missile Systems
The Military Aircraft and Missile Systems segment continues to pursue business opportunities where it can use its customer knowledge, technical strength and large-scale integration capabilities. The segment's level of research and development expenditures is consistent with this approach, and reflects the recent business environment, which has presented few major new-start opportunities. Current research and development activities focus on near and long-term customer needs. Research and development activities are providing system upgrade and technology insertions to enhance the capability and competitiveness of existing product lines including Apache, C-17, F-15E, F/A-18E/F, and the Joint Direct Attack Munition (JDAM).
Research and development initiatives to bring new capabilities and products to the market include the Canard Rotor Wing (CRW), RAH-66 Comanche, Advanced Tactical Transport (ATT), Multimission Maritime Aircraft (MMA), the E/A-18 Electronic Attack Aircraft, the Small Diameter Bomb (SDB) and the
767 Tanker program. Military Aircraft & Missile Systems is conducting extensive research and development on the unmanned systems including the U.S. Air Force's Unmanned Combat Air Vehicle (UCAV) and its Naval counterpart
(UCAV-N).                             49

Space and Communications
Space and Communications research and development expense, excluding in-process research and development, was $526 million in 2001 and 2000, and $492 million in 1999. Significant investment in development programs at the Space and Communications segment continued during 2001. Company-sponsored research and development expenditures supported the development of the Delta IV launch vehicle and the 737-based Airborne Early Warning & Control aircraft. Delta IV development expense has been reduced by the U.S. Government's participation in developing the Evolved Expendable Launch Vehicle (EELV). Company-sponsored research and development levels are expected to decline in 2002 due to the transition of the Delta IV launch vehicle into production.



IN-PROCESS RESEARCH AND DEVELOPMENT RECOGNIZED IN 2000

The fair value amount of $500 million of in-process research and development (IPR&D) attributed to the Hughes acquisition in 2000 discussed below was determined by an independent valuation using the income approach.

Thirteen projects were included in the valuation, of which the principal projects were based on the following: technologies associated with high-efficiency solar cells and satellite battery technology ($189 million), phased array and digital processing technology to provide high-speed broadband service ($89 million), and xenon-ion systems for satellite engine propulsion ($82 million). The fair value of identifiable intangibles was also determined by an independent valuation primarily using the income approach. The following risk-adjusted discount rates were used to discount the project cash flows: solar cells and satellite battery technology, 17%; phased array and digital processing technology to provide high-speed broadband service, 18%; xenon-ion systems for satellite engine propulsion, 18%; all other projects, 18.2% weighted average. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately
31% to 92% complete as of the valuation date. As of December 31, 2001, the percentages complete by project were as follows: solar cells and satellite battery technology, 80%; phased array and digital processing technology, 95%; xenon-ion systems for satellite engine propulsion, 90%. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed between 2002 and 2004. The estimated cost to complete the projects is $50 million.

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

The fair value amount of $45 million of IPR&D attributed to the acquisition of Jeppesen Sanderson, Inc., was determined by an independent valuation. The acquired IPR&D technology consists primarily of three software projects that will work together to store information and extract it for use in various products sold by Jeppesen. The technology will allow the production of end user aeronautical information with forward and backward date effectivity, and will allow the extraction of the information on a near real time basis. Furthermore, the technology will allow the creation of packages of aeronautical information, which can be tailored to individual customers worldwide. These acquired IPR&D projects were completed during 2001, with the full range and production of the technology anticipated in the first quarter of 2002. The completed technology can only be used for its specific and intended purpose and as such no alternative future uses exist. The valuation methodology was determined using the income approach, and a risk-adjusted discount rate of 15% was used to discount the project cash flow. During the year ended December 31, 2001, Jeppesen had completed all IPR&D projects for a total cost of $18 million.

Other acquisitions resulting in the recognition of IPR&D during 2000 using a similar income approach included Continental Graphics Corp. ($7 million IPR&D) and Autometric, Inc. ($5 million IPR&D).



INCOME TAXES

The 2001 effective income tax rate of 20.7% includes a one-time benefit of $343 million reflecting a settlement with the Internal Revenue Service relating to research credit claims on McDonnell Douglas Corporation fixed-price government contracts applicable to the 1986-1992 federal income tax returns. Absent this settlement, the effective tax rate for 2001 would be 30.3%, which varies from the federal statutory tax rate of 35%, principally due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits of $222 million. Offsetting this benefit are state income taxes and the non-deductibility of certain goodwill, principally the goodwill acquired by the acquisition of the aerospace and defense units from Rockwell International Corporation in 1996.

The effective income tax rates of 29.0% for 2000 and 30.5% for 1999 also vary from the federal statutory tax rate principally due to FSC benefits of $291 million in 2000 and $230 million in 1999.

In February 2000, the World Trade Organization (WTO) Appellate Body upheld a panel decision that U.S. FSC tax provisions constituted a prohibited export subsidy. In response, in November 2000, the United States enacted legislation to repeal the FSC tax provisions, subject to transition rules, and enacted replacement legislation (the Extraterritorial Income Exclusion Act of 2000). The European Union objected to this ETI exclusion, and in November 2001 asked the WTO to authorize trade sanctions on a list of goods, including aircraft, produced in the United States. In January 2002, the Appellate Body of the WTO upheld a ruling that the United States had failed to withdraw the prohibited FSC export subsidy. The U.S. Government is currently reviewing its options in response to this decision. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.

ACQUISITIONS IN 2000

On October 6, 2000, the Company acquired the Hughes Electronics Corporation (Hughes) space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. The original purchase price was $3,849 million, initial goodwill was valued at $740 million and the other intangible assets were valued at $631 million. During the period from acquisition to the third quarter of 2001, the Company completed its assessment of the net assets acquired and goodwill was increased to a balance of $2,166 million. Included in goodwill are certain claims submitted to Hughes for resolution as contractual purchase price contingencies. The Company anticipates finalizing the Hughes purchase price allocation during late 2002 or early 2003, at the conclusion of arbitration procedures related to these contingencies. Other adjustments were recorded to reflect finalization of fair value assessments for the net assets acquired and the impact of the Company's accounting policies on acquired balances.

Other acquisitions in 2000 included Jeppesen Sanderson, Inc. for $1,524 million in cash, Continental Graphics Corp. for $183 million in cash, and Autometric, Inc. for $119 million in cash.



LABOR NEGOTIATIONS AND WORKFORCE LEVELS

As of December 31, 2001, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM), representing 24% of employees (current agreements expiring September and October 2002, and May 2004); the Society of Professional Engineering Employees in Aerospace (SPEEA), representing 14% of employees (current agreements expiring in December 2002 and February 2004); the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), representing 4% of employees (current agreements expiring September 2002, May 2003, and April 2004); and Southern California Professional Engineering Association (SCPEA), representing 2% of employees (current agreement expiring March 2005).

The Company's workforce level was 188,000 at December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The primary factors that affect the Company's investment requirements and liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; cyclical factors, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments; the Company's stock repurchase plan; and potential acquisitions.

CASH FLOW SUMMARY

Following is a summary of Company cash flows based on changes in cash and short-term investments. This cash flow summary is not intended to replace the Consolidated Statements of Cash Flows on page 31 that are prepared in accordance with generally accepted accounting principles, but is intended to highlight and facilitate understanding of the principal cash flow elements. Free cash flow is defined as cash flow from operations less change in short-term investments, reduced by facilities and equipment expenditures.


(Dollars in billions)                   2001     2000     1999
--------------------------------------------------------------
Net earnings                           $ 2.8    $ 2.1    $ 2.3
Non-cash charges to earnings (a)         2.4      2.6      1.8
Change in gross inventory (b)            1.0      1.6      5.6
Change in customer advances (c)         (1.0)    (0.5)    (3.6)
Net changes in receivables, liabilities,
 deferred income taxes and other (d)    (0.4)     0.4      0.2
Facilities and equipment expenditures   (1.1)    (0.9)    (1.2)
Pension income variance to funding      (1.0)    (0.4)    (0.3)
--------------------------------------------------------------
Free cash flow                           2.7      4.9      4.8
Proceeds from dispositions (e)           0.2      0.2      0.4
Change in customer and
 commercial financing (f)               (3.8)    (1.1)    (0.6)
Change in debt (g)                       3.4      2.0     (0.2)
Acquisitions, net of cash acquired               (5.7)
Net shares acquired, other (h)          (2.3)    (2.3)    (2.9)
Cash dividends                          (0.6)    (0.5)    (0.5)
--------------------------------------------------------------
Increase (decrease) in cash
 and short-term investments            $(0.4)   $(2.5)   $ 1.0
==============================================================
Cash and short-term
 investments at end of year            $ 0.6    $ 1.0    $ 3.5
==============================================================


(a) Non-cash charges to earnings as presented here consist of depreciation, in-process research and development, amortization, retiree health care accruals, customer and commercial financing valuation provision and share-based plans expense. The Company has not funded retiree health care accruals and, at this time, has no plan to fund these accruals in the future. The share-based plans do not impact current or future cash flow, except for the associated positive cash flow tax implications. Share-based plans expense is projected to increase in the near term as additional annual Performance Share grants are made. See Note 22 to the consolidated financial statements.

(b) The decrease in inventory also resulted from improved inventory turns in 2000 and 2001 and decreased production rates in 2000.

(c) The changes in commercial customer advances during 1999, 2000 and 2001 were broadly distributed among the commercial jet programs, and generally correspond to orders and production rate levels.

(d) The total change in receivables, liabilities, income taxes payable and deferred, and other resulted in a net asset decrease of $0.2 billion for the three-year period presented. The most significant element of this change related to income taxes payable and deferred, where the decrease in cash for 2001 attributable to these accounts amounted to $0.5 billion. The substantial tax payments in 2001 ($1.5 billion, compared with $0.4 billion in 2000 and $0.6 billion in 1999) resulted principally from payments due to the completion of contracts executed under prior tax regulations. Future tax payments are not anticipated to deviate significantly from future tax provisions.

(e) Proceeds from dispositions include receipts from the sale of subsidiaries and the sale of real property. Included in the proceeds for 1999 are receipts of approximately $162 million related to the sale of Boeing Information Systems.

(f) Over the three-year period 1999-2001, the Company generated $4.6 billion of cash from principal receipts and by selling customer financing receivables and operating lease assets. Over the same period, additions to customer financing amounted to $10.0 billion. These net increases in customer financing have been principally funded by debt. As of December 31, 2001, the Company had outstanding commitments of approximately $7.5 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2010. Not all these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See
    Note 25 to the consolidated financial statements concerning concentration of credit risk. Outstanding loans and commitments are primarily secured by the underlying aircraft or equipment.

(g) Debt maturities during this three-year period included $538 million in 2001, $480 million in 2000 and $650 million in 1999. Additionally, Boeing Capital Corporation (BCC), a corporation wholly owned by the Company, issued $3.9 billion of debt in 2001, $2.0 billion in 2000 and $400 million in 1999. The significant BCC debt issuance in 2000 and 2001 was performed in conjunction with the transfer of a significant portion of the Company's customer financing assets to BCC as well as growth in the customer financing portfolio.

(h) In the third quarter of 1998, the Company announced a share repurchase program to buy up to 15% of the Company's outstanding shares of common stock. The Company repurchased 35.2 million shares of stock for $1.3 billion in 1998, 68.9 million shares for $2.9 billion in 1999, and 41.8 million shares for $2.4 billion in 2000, which completed the share repurchase program. In the fourth quarter of 2000, the Company authorized an additional share repurchase program for up to 85 million additional shares. As of December 31, 2001, the Company had repurchased 40.7 million shares for $2.4 billion.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table and narrative gives additional guidance related to contractual obligations and commercial commitments.


Contractual Obligations                   Less than     1-3      4-5     After
(Dollars in millions)              Total     1 year   years    years   5 years
------------------------------------------------------------------------------
Long-term debt                   $11,805     $1,337  $1,554   $2,742    $6,172
Capital lease obligations            460         62     212      114        72
Operating leases                   1,827        376     497      344       610
==============================================================================
 Total contractual obligations   $14,092     $1,775  $2,263   $3,200    $6,854
==============================================================================

UNCONDITIONAL PURCHASE OBLIGATIONS

The Company has entered into significant long-term purchase obligations with a large network of suppliers. The need for such arrangements with suppliers and vendors arises due to the extended production planning horizon for many of its products, including commercial aircraft, military aircraft and other products where the delivery to the customer is over an extended period of time. A significant portion of these purchase obligations are either supported by a firm contract from a customer or have historically resulted in settlement through either termination payments or contract adjustments, when necessary, should the customer base not materialize to support delivery from the supplier.


                                   Total
Other Commercial Commitments     Amounts  Less than     1-3      4-5     After
(Dollars in millions)          Committed     1 year   years    years   5 years
------------------------------------------------------------------------------
Standby letters of credit
 and surety bonds                $ 1,127     $  918  $   65     $ 93    $   51
Guarantees                         1,283        524     203       73       483
Other commercial commitments       9,192      5,122   2,645      691       734
==============================================================================
 Total other commercial
  commitments                    $11,602     $6,564  $2,913     $857    $1,268
==============================================================================

Other commercial commitments in the table above include irrevocable financing commitments related to aircraft on order, commercial equipment financing, and commitments to purchase used aircraft. These are discussed in Note 24 to the consolidated financial statements.


CAPITAL RESOURCES

The Company has the following Standard & Poor's credit ratings: short-term, A-1; senior debt, A+. BCC has the following Standard & Poor's credit ratings: short-term, A-1; senior debt, A+. The Company has the following Moody's credit ratings: short-term, P-1; senior debt, A2. BCC has the following Moody's credit ratings: short-term, P-2; senior debt, A3.

The events of September 11, 2001, negatively impacted the liquidity and capital resources of the Company. Subsequent to September 11, 2001, the Company utilized the commercial paper program for the first time, providing additional short-term liquidity. Commercial paper remains a significant liquidity source, and the Company plans to increase the authorized commercial paper program size.

On February 22, 2002, BCC filed with the Securities and Exchange Commission a Form S-3 Registration Statement for a public shelf registration of $5.0 billion of debt securities.

The Company has long-term debt obligations of $11.8 billion, which are unsecured. Approximately $1.3 billion mature in 2002, and the balance has an average maturity of 11.8 years. Excluding BCC, total long-term debt is at 32% of total shareholders' equity plus debt. The consolidated long-term debt, including BCC, is at 53% of total shareholders' equity plus debt.

The Company has substantial additional long-term borrowing capability. Revolving credit line agreements with a group of major banks, totaling $4.5 billion, remain available but unused. The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.



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

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2001, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

The Company is subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. The Company believes, based upon all available information, that the outcome of any such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2001, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract on the ground that the Team could not meet the revised contract schedule unilaterally imposed by the Government after the Government had waived the original schedule. The court did not, however, enter a judgment for the Government on its claim that the Team be required, as a consequence of the alleged default, to repay progress payments that had not been formally liquidated by deliveries at the time of termination. These unliquidated progress payments total $1,350 million. On October 4, 2001, the court confirmed that it would not be entering judgment in favor of the Government in the amount of these unliquidated progress payments. This is the latest decision relating to long-running litigation resulting from the A-12 contract termination in 1991, and follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact. The Company believes the decision raises valid issues for appeal and is pursuing its appeal.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 million plus statutory interest from February 1991 (currently totaling approximately $970 million). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,430 million in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2001. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

The Company has denied the allegation that it has engaged in any unlawful "pattern and practice." Plaintiffs' motion for class certification was filed in May 2001. The class they sought included salaried employees in Puget Sound, Wichita, St. Louis, and Long Beach, and hourly employees in Puget Sound,
Wichita, and St. Louis.              58

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (including engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief as well as punitive damages. The U.S. Ninth Circuit Court of Appeals has accepted the Company's interlocutory appeal of the class certification decision, particularly the ruling that leaves open the possibility of punitive damages. The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.



BUSINESS ENVIRONMENT AND TRENDS
-------------------------------

COMMERCIAL AIRPLANES BUSINESS ENVIRONMENT AND TRENDS

The worldwide market for commercial jet airplanes continues to be predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for the Company's commercial airplanes is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, technological changes, and price and other competitive factors.

AIRLINE INDUSTRY ENVIRONMENT

After several years of economic expansion, the major economies of the United States and Europe began to slow in 2001. Air travel growth slowed in parallel. World air travel grew at more than 7% for the year ending December 2000. By August of 2001, air travel growth had dropped 3% over the previous 12 months. The industry downturn in the wake of the terrorist attacks on September 11, 2001 was immediate, serious and widespread. Air travel to, from and within the United States was halted for a period of days. Air travel in September declined by almost 20% in the U.S. and by approximately 12% in both Europe and Asia. Airlines cut back their routes and frequencies to deal with the fall off in traffic. The major U.S. airlines reported significant financial losses in the fourth quarter and profits for European and Asian airlines declined. Recent trends indicate that, absent an event similar to that occurring on September 11, 2001, air travel growth and airline revenue will gradually return to pre-September 11 levels. As this happens, airlines are expected to slowly expand their routes and frequencies and return to profitability.

The Company's 20-year forecast of the average long-term growth rate in passenger traffic is 4.7% annually, based on projected average worldwide annual economic real growth of 3.0%.

Based on global economic growth projections over the long term, and taking into consideration an increasingly competitive environment, increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, the Company projected almost a $5 trillion market for new airplanes and services over the next 20 years. This is a long-term forecast; historically, the effect of events such as the Gulf War have been relatively short term and, while they have had significant impact over the span of several years, they have not dramatically affected the longer term trends in the world economy and, therefore, the Company's market outlook.


AIRLINE DEREGULATION

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty-five years ago virtually all air travel took place within a framework of domestic and international regulatory oversight. Since then, an increasing number of countries, most notably the United States, Australia, Japan and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a more open-market climate for international services. Other countries such as Japan have deregulated their domestic markets. Currently, approximately one-half of all air travel takes place within an open-market environment. These trends are expected to continue, but at varying rates in different parts of the world. By 2010, an estimated two-thirds of air travel will be in open markets. Liberalization of government regulations, together with increased airplane range capabilities, gives airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and airplane size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements provide an important stimulus to opening new city-pair markets, which favor increased flight frequency over capacity growth. In parallel with regulatory liberalization, developments in improving airplane range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity airplanes.


MANDATED NOISE LEVEL COMPLIANCE

A mandate went into effect January 1, 2000, requiring that all operations into and out of U.S. airports must be made with Stage 3 noise level compliant airplanes. A similar mandate will become effective in most European airports in April 2002. Compliance with these policies continues to be a factor for new airplane deliveries. During 2001, the International Civil Aviation Organization
(ICAO) formulated new noise level standards for the world airplane fleet. The ICAO standard, referred to as Chapter 4, applies only to new aircraft types. Since there are no ICAO standards that apply to the existing world fleet, the European Union may enact more stringent requirements in order to force the retirement of the noisiest Chapter 3 airplanes currently operating in Europe. The Company supports the mission of ICAO and endorses the continuing development of international noise standards. The Company believes that adoption of common standards worldwide will promote both meaningful control of noise pollution and a healthy economic environment around the world.

INDUSTRY COMPETITIVENESS

Over the past ten years, the Company has maintained, on average, approximately a two-thirds share of the available commercial jet airplane market. The Company currently faces aggressive international competitors that are seeking to increase market share. This competitive factor was demonstrated by the decision of Airbus to introduce the A380, a proposed aircraft with passenger seating greater than the 747, to increase market share at the upper end of the large airplane market. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company's focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain leadership at satisfactory margins. Additionally, the Company's extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. As an example, on-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals.

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

In July 2000, three major European aerospace companies (Aerospatiale Matra of France, DaimlerChrysler Aerospace of Germany and Construcciones Aeronautica of Spain) combined to form the European Aeronautic Defence and Space Company
(EADS). As a result of the formation, EADS became an 80% owner of Airbus Industrie (AI) and led the effort for the formation of the Airbus Integrated Company (AIC) in early 2001. The creation of the AIC effectively changes the Airbus role, from that of a marketer/distributor of large commercial airplanes to one including complete manufacturing responsibility. The AIC is incorporated under French law as a privately held corporation owned 80% by EADS and 20% by BAE Systems.

Over the past five years, sales outside the United States have accounted for approximately 51% of the Company's total Commercial Airplanes segment sales; approximately 46% of the Commercial Airplanes segment contractual backlog at year-end 2001 was with customers based outside the United States. Continued access to global markets remains vital to the Company's ability to fully realize its sales potential and projected long-term investment returns.


THE IMPACT OF WORLD TRADE POLICIES

In 1992, the United States and the European Union entered into a bilateral agreement disciplining government subsidies to Airbus Industrie. Among other things, the agreement limited the amount of the subsidy to no more than 33% of the total development costs for each airplane program. It also calls for a "progressive reduction" in that level of support. However, in 1994, more than 130 countries, including all the states of the European Union, signed the Subsidies and Countervailing Measures (SCM) Agreement at the World Trade
Organization (WTO) in Geneva.        61

The 1994 SCM Agreement prohibits government subsidies to virtually all industries, including the aerospace industry. The Company welcomed the restructuring of Airbus into a "Single Corporate Entity" assuming that Airbus complies with the 1994 SCM and results in more transparent financial reporting.

The WTO promotes open and non-discriminatory trade among its members. Among other things, it administers an improved SCM Agreement, applicable to all members, that provides important protections against injurious subsidies by governments. It also uses improved dispute settlement procedures to resolve disagreements among nations - a provision not found in the 1992 bilateral agreement. The 1992 bilateral United States-European Union agreement and the later-in-time WTO SCM constitute the basic limits on government supports of development costs. The Company takes the position that the 1994 WTO SCM is the controlling agreement.

See the discussion on page 51 concerning the European Union challenge that has been filed with the WTO related to U.S. Foreign Sales Corporation and Extraterritorial Income Exclusion tax provisions.

Governments and companies in Asia and the former Soviet Union are seeking to develop or expand airplane design and manufacturing capabilities through teaming arrangements with each other or current manufacturers. The Company continues to explore ways to expand its global presence in this environment.


SUMMARY

Although near-term market uncertainties remain, particularly with respect to the recovery post September 11, 2001, the long-term market outlook appears favorable. The Company is well positioned in all segments of the commercial jet airplane market, and intends to remain the airline industry's preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.


MILITARY AIRCRAFT AND MISSILE SYSTEMS BUSINESS ENVIRONMENT AND TRENDS

The Company is the world's largest producer of military aircraft and the second largest supplier to the U.S. Department of Defense. The Company's Military Aircraft and Missile Systems segment portfolios are well balanced among research and development, major development programs, current production and upgrade activities, and post-production aerospace support activities. The Company continues to explore a wide array of options and opportunities for growth around the globe.

Militaries worldwide are transforming their forces and changing their approach to acquisition. The transformation in forces is evidenced by a trend toward smaller, but more capable and more technologically advanced, force structures. The transformation in acquisition is evidenced by an increasing trend toward cooperative international development programs and a demonstrated willingness to explore new forms of acquisition and ownership including the lease of military support aircraft. The Company is uniquely positioned to integrate the customer knowledge, large-scale systems integration and lean enterprise competencies of its Commercial Airplanes, Military Aircraft and Missile Systems, and other operating segments into value creating solutions for its military customers.

GENERAL ENVIRONMENT

The U.S. Department of Defense (DoD), with over 40% of the world's defense budget, remains the principal customer of the Company's Military Aircraft and Missile Systems business unit. Several trends are emerging that are shaping customer behavior in this business segment. U.S. force structure is shrinking and aging while the tempo of engagements worldwide remains high. The latest military activity by the United States in Afghanistan demonstrates the value of systems that can communicate with each other, can operate over longer ranges, are unmanned and provide the asymmetrical advantages of precision, persistence and selective engagement.

The ways in which institutions and events shape the defense industrial environment were illustrated almost simultaneously in 2001. From an institutional perspective, the 2001 Quadrennial Defense Review (QDR), released on September 12, 2001, identifies national security goals that promote continued modernization and transformation of the nation's military. The policy goals are assuring allies and friends; dissuading future military competition; deterring threats to U.S. interests; and defeating aggression if deterrence fails. These goals translate into continuing demands for forward presence, rapid contingency response, homeland security, peacekeeping, humanitarian and disaster relief operations that are driving high usage of personnel and equipment that results in operating cost affordability issues. Current acquisition rates for aircraft, missiles and ships are well below the rates needed to recapitalize aging equipment while the DoD is faced with rising personnel, health care and support costs.

In light of an immediate and a durable need to maintain strong U.S. defense capabilities covering a very broad spectrum of threats and responses, near-term DoD budgets have increased, and longer-range forecasts expect DoD budgets to grow faster than anticipated prior to September 11, 2001. However, with a softening global economy and anticipated federal budget tensions, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. The Company's capabilities and programs are well suited to provide the military capabilities essential to meet the challenges.

The global competitive environment is changing rapidly and it is best characterized by a trend toward consolidation, especially in Europe. The Company faces strong competition in all market segments at home and abroad. Industry consolidation in the United States has resulted in four principal prime contractors for defense aerospace systems and electronics: Boeing, Lockheed Martin, Raytheon and Northrop Grumman. Given the relatively small number of prime contractors, these companies often partner and serve as major suppliers to each other on a various number of major programs. Although there may be niche acquisitions and product portfolio exchanges at the prime contractor level, continued consolidation is likely among subcontractors.

On a global level, the Company faces strong competition from major European corporations. BAE Systems, with its acquisitions of certain U.S. defense electronics companies, has positioned itself as an incumbent competitor in the United Kingdom and in the U.S. markets.

The European Aeronautics Defense & Space Corporation (EADS) is one of the largest aircraft and defense companies in the world and stands to benefit directly as Europe continues to move toward a common defense identity and industrial policy. The emergence of Matra BAe Dynamics Alenia (MBDA) into a single European weapons provider creates a formidable competitor from what was once a fragmented European industry. Agusta-Westland and Eurocopter remain the primary European rotorcraft systems providers for both defense and commercial aerospace. In response to emerging opportunities and competitive pressures internationally, the Company is actively pursuing a globalization strategy aimed at improving its competitive position in markets of interest around the world.


PRODUCT LINES

The Company's Military Aircraft and Missile Systems segment produces tactical fighters, trainers, rotorcraft, military transports, tankers, tactical missiles, and special purpose airplanes for the United States and foreign governments, as well as aerospace support products and services.

In the transport market, this segment is producing 120 C-17 Globemaster transports under a multiyear contract with the U.S. Government. The U.S. Air Force has indicated a need for a total of 222 C-17s and is actively engaged in negotiating a second multiyear contract. Other products in this market are the C-32 and C-40 commercial derivative aircraft.

The primary products in the tactical aircraft market include the F/A-18E/F Super Hornet, the F-22 Raptor, the F-15 Strike Eagle, and the AV-8B Harrier. The F/A-18E/F is the U.S. Navy's primary strike fighter. It is currently being procured under a multiyear contract that extends deliveries through late 2006. The Company and the U.S. Navy are also looking at this aircraft as a potential replacement for the EA-6B aircraft. The F-22 continues to experience strong support from the customer and was just awarded Lot 2 production. The Company continues to look for new markets for the F-15 Strike Eagle aircraft and is actively engaged in the Korean F-X fighter competition. The Military Aircraft and Missiles segment is also currently in the development phase on the Unmanned Combat Air Vehicle (UCAV) program for the U.S. Air Force and Navy. The Air Force variant is expected to begin flight test later this year. It is expected that the UCAV programs will play a defining role in the future air combat environment.

The Company believes it is uniquely positioned in the rotorcraft marketplace. The AH-64 Apache is the U.S. Government's primary attack helicopter and is considered to be the preeminent attack helicopter in the world. The segment is currently finishing the first domestic multiyear upgrade contract on the Apache and is transitioning to the second multiyear contract. In addition, the Apache has a strong backlog of international customers. The CH-47 Chinook is currently transitioning from development to production of a major new upgrade program. This will insure the long-term viability of this product line. While the V-22 Osprey has been grounded due to technical concerns, the program continues to have great customer support. Flight test is scheduled to resume in April. The Company is working with the customer to define additional testing and the production line is being optimized during this transitional period. Looking to the future, the Company is teamed with Sikorsky Helicopters in the development of the next armed reconnaissance helicopter, the RAH-66 Comanche.

Current products in the tactical missiles segment include the Harpoon Block II, SLAM-ER, Brimstone, CALCM and the Joint Direct Attack Munition (JDAM). The highly successful deployment of JDAM during recent actions in Afghanistan has resulted in a significant increase in backlog. Future programs include the Small Diameter Bomb, for which Boeing recently won a competitive concept development contract. The Company also is aggressively pursuing opportunities that utilize high-speed technology for the next-generation missile.

The 767 Tanker program demonstrates the strength and capability of the Company, when leveraged across its business segments. The program has been initiated with the recent Italian and Japanese selections. The Company is currently in competition to meet the tanking requirements of the United States and Great Britain. The Company also continues to market the 767 Tanker to other potential international customers. This program provides a large opportunity into the next decade for the Company.

The Company's product offerings in the Aerospace Support market includes a full line of Life Cycle Customer Support (LCCS) such as spares, maintenance, modifications, logistics and training. The segment continues to perform successfully on LCCS programs, including the C-17 Flexible Sustainment Contract and the F/A-18 FIRST contract. Recent contract awards, including the C-130 Avionics Modernization Program, have solidly positioned the segment in this market.

In summary, the Military Aircraft and Missile Systems segment has a strong ongoing production base encompassing both domestic and international customers on programs such as C-17, F/A-18E/F, AH-64 and JDAM. The sector also has several major programs transitioning to low-rate initial production such as the F-22 and V-22 programs and is well positioned for the future with development programs such as the RAH-64, 767 Tanker, Aerospace Support, and UCAV.


SPACE AND COMMUNICATIONS BUSINESS ENVIRONMENT AND TRENDS

There are four major markets for the Space and Communications segment: launch services, information and communications, human space flight and exploration, and missile defense.

Many environmental factors affect the outlook for the launch services business. The reduced demand projections that incorporate the results of the softened non-geostationary satellite launch market and the resulting forecast of excess capacity in launch vehicle supply will continue to create a highly competitive atmosphere in the commercial market where capability, service availability, reliability, and affordability will be critical success factors. The DoD market remains steady with reliability and a guaranteed second source being the critical success factors. With the Delta family and Sea Launch commercial launch vehicles, the Company is well positioned to respond to these changing market conditions. As the launch market continues to evolve, the Space and Communications segment is prepared to play a major role in NASA-driven and industry-driven advanced space transportation technology developments.

The information and communications market targets both government and commercial customers. This market offers the largest opportunity for growth for the Space and Communications segment. The government segment includes airborne mission systems, space systems, satellite systems, and integrated system-of-systems opportunities. The commercial segment includes satellite manufacturing, network operations, and application service opportunities.

Products serving these markets require strong customer-focused solutions and seamless interfaces with multiple systems and applications. The Company believes that its experience in large-scale systems integration projects, along with related expertise in satellite system development and manufacturing will provide the leverage necessary to expand in this market.

The human space flight and exploration market is forecasted to be relatively flat over the next ten years. This forecast is based on budget projections for NASA, the primary customer in this market. As NASA's new administration focuses on resolving the near-term budget issues, developing a strategic vision, and setting goals for the agency, the Company is well positioned as NASA's single largest contractor. Significant progress was made in the assembly of the International Space Station (ISS) over the past year as it reached a milestone of one full year of continuous human presence. NASA's near-term focus will remain on ISS, for which the Company is the prime contractor. NASA awarded a contract to Boeing to support continuing operations and utilization of ISS in December 2001. The Space Shuttle continues to be the only U.S. vehicle to support human space access, and the Company plays a key role in Shuttle operations and maintenance through United Space Alliance, the Company's joint venture arrangement with Lockheed Martin. NASA is expected to pursue future funding for long-term space exploration once the ISS has been assembled.

Funding for the missile defense market is primarily driven by U.S. Government development and procurement budgets. Market components include national missile defense and theater missile defense weapons and system-of-systems solutions.
The Company's prime contractor role on the Ground-Based Midcourse Defense program will continue to demonstrate the Company's ability to provide a system-of-systems solution for national defense. In addition, the Company has been named the leader for overall Missile Defense System Integration. Accomplishments on the PAC-3 (Patriot Advanced Capability missile) program, and the Theater High Altitude Area Defense program have established the Space and Communications segment as a major participant in the missile defense market.


CUSTOMER AND COMMERCIAL FINANCING BUSINESS ENVIRONMENT AND TRENDS

Customer and Commercial Financing segment consists primarily of the operations of Boeing Capital Corporation (BCC), which acts as a captive finance subsidiary for the Company. BCC provides market based lease and loan financing primarily to airlines who purchase or lease the Company's commercial aircraft. BCC competes for aircraft finance business with other finance companies, commercial banks, and other financial institutions.

BCC also competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of larger and many smaller competitors, including other leasing companies and financing institutions. Approximately 30% of BCC's business comes from this market. The type of equipment leased includes corporate aircraft, machine tools, ocean-going vessels, and production facilities. Leasing accounts for approximately 30% of domestic capital expenditures which are expected to grow consistently at an annual rate of approximately 8%. New business volume of BCC is funded with debt obtained in the capital markets to which it has access as well as cash from operations and contributions from its parent company.

VALUE CREATION
--------------

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

The Company is also investing in the development of the 767 Tanker program. This program represents a large opportunity to provide state of the art tanking capabilities to our potential domestic and international customers. It demonstrates the synergistic value of the diversified Boeing portfolio in providing best value solutions to our customers.


MAJOR PROCESS IMPROVEMENTS

The Company remains strongly committed to becoming a world-class leader in all aspects of its business and to maintaining a strong focus on customer needs, including product capabilities, technology, in-service economics and product support. Major long-term productivity gains are being aggressively pursued, with resources invested in education and training, restructuring of processes, new technology, and organizational realignment. Recent commercial and government developmental programs, such as the 767-400ER, 737-900 and Joint Strike Fighter, included early commitment of resources for integrated product teams, design interface with customer representatives, use of advanced three-dimensional digital product definition and digital pre-assembly computer applications, and increased use of automated manufacturing processes. Although these measures have required significant current investments, substantial long-term benefits are anticipated from reductions in design changes and rework and improved quality of internally manufactured and supplier parts. Significant initiatives to improve production systems and processes are underway. Efforts to streamline configuration, ordering and shop floor systems continue. Many of the lean manufacturing concepts are being implemented across the enterprise. Efforts are underway on part number reduction, cycle time reduction and maximizing the value of airplane change. Additionally, the Company has made significant strides in continuing the implementation of moving production lines by implementing the practice in the 737 and 747 final assembly.

The initiatives will enhance the Company's ability to ensure standardization where it benefits customers, provide "just in time" feature selection, and allow for more predictable, stable and shorter production flows. These initiatives will improve operational efficiencies and provide better customer product selection.

The Military Aircraft and Missile Systems segment and the Space and Communications segment continue to aggressively pursue important process improvements through integrated product teams that provide cost-effective solutions and maintain technological superiority. Phantom Works, the advanced research and development organization of Boeing, focuses on improving the Company's competitive position through innovative technologies, improved processes and the creation of new products. The Company is continuing to assess potential opportunities for improved use and consolidation of facilities across all parts of the Company and to focus on those capabilities and processes that contribute to core competencies resulting in a competitive advantage. Future decisions regarding facilities conversions or consolidations will be based on long-term business objectives. Within the Military Aircraft and Missile Systems and Space and Communications segments, major restructuring actions will be contingent on demonstration of cost savings for U.S. Government programs and the Company.

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

The Company uses Enterprise Process Councils as the structure for realizing synergies company-wide. These Councils are made up of the leaders of key processes from each of the operating groups, as well as Phantom Works, and rapidly shares best practices and combines efforts to meet needs across the Company. Enterprise Process Councils have been established for Define, Manufacturing, Finance, Quality and Procurement processes.


SHAREHOLDER VALUE AS A CORPORATE PERFORMANCE MEASURE
----------------------------------------------------

Management performance measures are designed to provide a good balance between short-term and long-term measures and financial and non-financial measures to align all decision processes and operating objectives to increase shareholder value over the long term.

In 1999, the Company initiated a Managing for Value program designed to develop a company-wide culture to continuously improve financial performance and growth. Consistent with these objectives, the Company has set performance targets based on economic profit goals. Economic profit, which is calculated by subtracting a capital charge from the Company's net operating profit after taxes, is the metric used to measure overall financial performance. Awards to executives under the Company's Incentive Compensation Plan are based on the achievement of economic profit targets. Effective for 2000, the Company initiated an incentive plan that provides annual cash rewards to non-union, non-executive employees upon achieving annual financial performance objectives based on economic profit.

The Company has implemented an executive compensation program whereby rights to receive stock, referred to as Performance Shares, have been issued to plan participants. An increasing portion of the Performance Shares awarded will be convertible to shares of common stock as the stock price reaches and maintains certain threshold levels. These threshold stock price levels represent predetermined compound five-year growth rates relative to the stock price at the time the Performance Shares are granted. During 2000, portions of the Performance Shares granted in 1999 and 2000 were converted to common stock.
Any Performance Shares not converted to common stock after five years from date of grant will expire. This plan is intended to increase executive management's focus on improving shareholder value.

                     THE BOEING COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years ended December 31, 2001, 2000 and 1999

                 (Dollars in millions except per share data)




Note 1
Summary of Significant Accounting Policies
------------------------------------------

Principles of consolidation
The consolidated financial statements of The Boeing Company, together with its subsidiaries (herein referred to as the "Company") include the accounts of all majority-owned subsidiaries. Investments in joint ventures for which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, the Company's share of net earnings and losses from these ventures is included in the Consolidated Statements of Operations. Intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current reporting.


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

Sales and other operating revenues
Commercial aircraft sales are recorded as deliveries are made unless transfer of risk and rewards of ownership is not sufficient.

Sales under fixed-price-type contracts are generally recognized as deliveries are made or at the completion of scheduled performance milestones. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, sales are recorded based upon attainment of either internally identified or external performance milestones. Sales under cost-reimbursement contracts are recorded as costs are incurred. Certain contracts contain profit incentives based upon performance relative to predetermined targets that may occur during or subsequent to delivery of the product. Incentives, of which amounts can be reasonably estimated, are recorded over the performance period of the contract. Incentives and fee awards, of which amounts cannot be reasonably estimated, are recorded when awarded. Certain contracts contain provisions for the redetermination of price based upon future economic conditions.

Income associated with customer financing activities is included in sales and other operating revenues.

Contract and program accounting
In the Military Aircraft and Missile Systems segment and Space and Communications segment, operations principally consist of performing work under contract, predominantly for the U.S. Government and foreign governments. Cost of sales for such contracts is determined based on the estimated average total contract cost and revenue. Estimates of each contract's revenue and cost are reviewed and reassessed quarterly. Changes in estimates result in cumulative revisions to the contract profit recognized.

Commercial aircraft programs are planned, committed and facilitized based on long-term delivery forecasts, normally for quantities in excess of contractually firm orders. Cost of sales for the 717, 737, 747, 757, 767 and 777 commercial aircraft programs is determined under the program method of accounting based on estimated average total cost and revenue for the current program quantity. The program method of accounting effectively averages tooling and special equipment costs, as well as unit production costs, over the program quantity. Because of the higher unit production costs experienced at the beginning of a new program and the substantial investment required for initial tooling and special equipment, new commercial jet aircraft programs normally have lower operating profit margins than established programs. In 2001, the initial program quantity for the 717 program was revised from 200 to 135 units. The estimated program average costs and revenues are reviewed and reassessed quarterly, and changes in estimates are recognized over current and future deliveries constituting the program quantity.

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


Share-based plans
The Company has adopted the expense recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distribution from the ShareValue Trust described in Note 22 have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares described in Note 22 is determined based on the market value of the Company's stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price and is amortized over a five-year period.

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


Available-for-sale securities
The Company holds certain investments that are treated as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are classified as 'Other assets' on the Consolidated Statements of Financial Position, at their quoted market values. Unrealized gains and losses are reported as part of 'Accumulated other comprehensive income' on the Consolidated Statements of Financial Position. Realized gains and losses are included in the Consolidated Statements of Operations, in the line item 'Other income, principally interest.'


Held-to-maturity securities
Held-to-maturity securities, classified as 'Other assets' on the Consolidated Statements of Financial Position, include bond notes, enhanced equipment trust certificates and debentures for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost.


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

Long-lived assets deemed available for sale are stated at the lower of cost or fair value. Long-lived assets held for use are subject to an impairment adjustment down to fair value if the carrying value is no longer recoverable based upon the undiscounted future cash flows.


Goodwill and acquired intangibles
Goodwill, representing the excess of acquisition costs over the fair value of net assets of businesses purchased, is amortized on a straight-line method over 20 to 30 years. Recoverability of the unamortized goodwill and acquired intangibles balance is primarily based upon assessment of related operational cash flows. See Note 5 for a discussion on the adoption of SFAS No.142, "Goodwill and Other Intangible Assets."

Acquired intangibles and their associated lives, amortized on a straight-line method, include the following: developed technologies, 5 to 20 years; tradename, 20 years; data repositories, 15 to 20 years; assembled workforce, 5 to 15 years; product know-how, 15 to 20 years; and customer lists, 5 to 15 years.


Derivatives
The Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity (as a component of accumulated other comprehensive income), depending on their use and designation The adoption of SFAS No. 133 in 2001 resulted in a transition gain of $1 on the Consolidated Statements of Operations shown under the caption 'Cumulative effect of accounting change, net,' and a net loss of $18 ($11 net of tax) recorded to accumulated other comprehensive income.


Aircraft valuation
Aircraft deemed available for sale, which are included in inventory, are stated at the lower of cost or fair value. The Company reviews its used aircraft purchase commitments relative to the aircraft's anticipated fair value, and records any deficiency as a charge to earnings. Fair value is determined by using both internal and external aircraft valuations, including information developed from the sale of similar aircraft in the secondary market. Aircraft on operating lease or held for operating lease are classified with customer and commercial financing assets. The Company reviews these operating lease assets for impairment annually or when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset is considered impaired when the expected undiscounted cash flow, based on market assessment of lease rates, over the remaining useful life is less than the net book value. When impairment is indicated for an asset, the amount of impairment loss is the excess of net book value over fair value.

Postemployment benefits
The Company accounts for postemployment benefits under SFAS No. 112, "Employer's Accounting for Postemployment Benefits." A liability for postemployment benefits is recorded when termination is probable and the amount is estimable.


Note 2
Revenues and Costs Attributable to Financing Activities
-------------------------------------------------------
The years 2001, 2000 and 1999 include sales and other operating revenues of $1,036, $803 and $686 and cost of products and services of $395, $259 and $218, respectively, attributable to financing activities primarily accounted for in the Customer and Commercial Financing segment. Financing activities primarily relate to the financing of commercial and private aircraft and commercial equipment. Revenues include interest on notes receivable and sales-type leases and lease income from operating leases. Costs of products and services includes depreciation on leased aircraft and equipment and valuation adjustments of customer and commercial financing assets.


Note 3
Gain on Dispositions, Net
-------------------------
Gains and losses resulting from the sale of businesses, along with gains and losses resulting from the disposition of real property, are reported on a net basis in the caption 'Gain on dispositions, net' on the Consolidated Statements of Operations. Net gains of $19, $17 and $118 were recorded for sales of businesses in 2001, 2000 and 1999, respectively.


Note 4
Accounting for the Impact of the September 11, 2001 Terrorist Attacks
---------------------------------------------------------------------
On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall.

To address the widespread financial impact of the attacks, the Emerging Issues Task Force (EITF) released Issue No. 01-10, "Accounting for the Impact of Terrorist Attacks of September 11, 2001." This issue specifically prohibits treating costs and losses resulting from the events of September 11, 2001, as extraordinary items; however, it observes that any portion of these costs and losses deemed to be unusual or infrequently occurring should be presented as a separate line item in income from continuing operations.

For the year ended December 31, 2001, the Company recorded a charge of $935 in the caption 'Special charges due to events of September 11, 2001.' This charge related to the categories listed below. Of this charge, $908 is related to the Commercial Airplanes segment and $27 is related to the Other segment.

Employee severance
The Company incurred and is expected to incur employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001. For the year ended December 31, 2001, the Company recorded a charge of $287 attributable to the associated employee severance obligations.

717 forward loss
In the fourth quarter of 2001, the accounting quantity of the 717 program was revised to 135 units from 200 units. This revision resulted from a lack of firm demand for the 717 aircraft subsequent to September 11, 2001, and the uncertainty in estimating future revenues and costs for 200 units based upon the revised projected delivery schedule. The forward loss of $250 represents the amount by which, as of December 31, 2001, the inventory balance plus estimated future inventory costs exceeds the estimated revenue for the undelivered aircraft within the revised accounting quantity. As of December 31, 2001, the Company cumulatively delivered 93 717 program aircraft. The estimates for the revised accounting quantity assume that the 717 will remain an ongoing program. Although there are no plans to do so, if the program were to be terminated after the delivery of 135 units, the Company would be exposed to potentially material termination costs.

Used aircraft valuation
The events of September 11, 2001, resulted in a significant decrease in the market value of used aircraft. The Company recorded a charge of $185 relating to the decrease in market value for aircraft held for resale as well as asset purchase obligations relating to trade-in of used aircraft.

Inventory valuation
The Company recorded a charge of $96 relating to excess and obsolete commercial airplane spares inventory. Subsequent to September 11, 2001, commercial airline customers worldwide removed a substantial number of aircraft from service. The ultimate realization of future sales for specific spare parts held in inventory is highly dependent on the active aircraft fleet in which that spare part supports. The revised projections for future demand of certain spare parts indicate that current inventory quantities are in excess of total expected future demand.

Vendor penalties
The decrease in production rates on certain commercial airplane models and related products triggered contractual penalty clauses with various vendors and subcontractors, and the Company recorded a charge of $68 for these penalties. The decrease in production rates resulted directly from the change in aircraft demand after the events of September 11, 2001.

Guarantee commitments
The Company has extended certain guarantees and commitments such as asset value guarantees discussed in Note 24. Based upon the impact of the events of September 11, 2001, on aircraft market prices and aircraft demand of customers who are counterparties in these guarantees, the Company recorded a charge of $49 associated with an adverse exposure under these guarantees.

Ongoing assessment
The Company will continue to assess other potential losses and costs it might incur in relation to the attacks. These future costs are not yet accruable; however, the Company expects that such costs may be incurred throughout 2002. Liabilities totaling $542 were established as of December 31, 2001, associated with these charges and are expected to be settled by the end of 2002. Any costs or adjustments in estimates will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001.'

Note 5
Standards Issued and Not Yet Implemented
----------------------------------------
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The Company is required to adopt SFAS No. 141 for all business combinations completed after June 30, 2001. This standard requires that business combinations initiated after June 30, 2001, be accounted for under the purchase method. Goodwill and other intangible assets that resulted from business combinations before July 1, 2001, must be reclassified to conform to the requirements of SFAS No. 142, as of the statement adoption date.

The Company will adopt SFAS No. 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the Company's statement of financial position as of January 1, 2002. This standard changes the accounting for goodwill from an amortization method to an impairment-only approach, and introduces a new model for determining impairment charges.

The new impairment model requires performance of a two-step test for operations that have goodwill assigned to them. First, it requires a comparison of the book value of net assets to the fair value of the related operations. Fair values are estimated using discounted cash flows, subject to adjustment based on the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, the fair value of goodwill is estimated, and is compared to its book value. Any shortfall of the book value below fair value represents the amount of goodwill impairment.

Upon transition to the new impairment model as of January 1, 2002, the Company projects that it will recognize a reduction of goodwill and a pretax charge in the range of $2,100 to $2,600, identified as a cumulative effect of an accounting change. This charge results from the change from the prior impairment method, whose first step was based on undiscounted cash flows, to the new one that is based on fair value. The fair value measurement will reflect the estimates and expectations of the marketplace participants as of January 1, 2002, the date of adoption.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company does not believe that the implementation of these standards will have a significant impact on the financial statements.


Note 6
Acquisitions
------------
On October 6, 2000, the Company acquired the Hughes Electronics Corporation (Hughes) space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values. The original purchase price was $3,849, initial goodwill was valued at $740 and the other intangible assets were valued at $631. During the period from acquisition to the third quarter of 2001, the Company completed its assessment of the net assets acquired and goodwill was increased to a balance of $2,166.

Included in goodwill are certain claims submitted to Hughes for resolution as contractual purchase price contingencies. The Company anticipates finalizing the Hughes purchase price allocation during late 2002 or early 2003, at the conclusion of arbitration procedures related to these contingencies. Other adjustments were recorded to reflect finalization of fair value assessments for the net assets acquired and the impact of the Company's accounting policies on acquired balances.

Other acquisitions in 2000 included Jeppesen Sanderson, Inc. on October 4, 2000, for $1,524 in cash, Continental Graphics Corp. on September 1, 2000, for $183 in cash, and Autometric, Inc. on August 2, 2000, for $119 in cash.

The following is a summary of the Company's significant acquisitions in 2000 along with the purchase price and the allocation of the purchase price to IPR&D and intangible assets:


                                                                   Other
                             Purchase                         Intangible
                                Price     IPR&D    Goodwill       Assets
------------------------------------------------------------------------
Hughes space and
 communications businesses     $3,849      $500      $2,166         $647

Jeppesen Sanderson, Inc.        1,524        45         782          663

Continental Graphics Corp.        183         7          68           80

Autometric, Inc.                  119         5          76           41


The fair value amount of $500 of in-process research and development (IPR&D) attributed to the Hughes acquisition in 2000 discussed below was determined by an independent valuation using the income approach.

Thirteen projects were included in the valuation, of which the principal projects were based on the following: technologies associated with high-efficiency solar cells and satellite battery technology ($189), phased array and digital processing technology to provide high-speed broadband service ($89), and xenon-ion systems for satellite engine propulsion ($82). The fair value of identifiable intangibles was also determined by an independent valuation primarily using the income approach. The following risk-adjusted discount rates were used to discount the project cash flows: solar cells and satellite battery technology, 17%; phased array and digital processing technology to provide high-speed broadband service, 18%; xenon-ion systems for satellite engine propulsion, 18%; all other projects, 18.2% weighted average. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 31% to 92% complete as of the valuation date. As of December 31, 2001, the percentages complete by project were as follows: solar cells and satellite battery technology, 80%; phased array and digital processing technology, 95%; xenon-ion systems for satellite engine propulsion, 90%. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed between 2002 and 2004.
The estimated cost to complete the projects is $50.

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

The fair value amount of $45 of IPR&D attributed to the acquisition of Jeppesen Sanderson, Inc., was determined by an independent valuation. The acquired IPR&D technology consists primarily of three software projects that will work together to store information and extract it for use in various products sold by Jeppesen. The technology will allow the production of end user aeronautical information with forward and backward date effectivity, and will allow the extraction of the information on a near real time basis. Furthermore, the technology will allow the creation of packages of aeronautical information, which can be tailored to individual customers worldwide. These acquired IPR&D projects were completed during 2001, with the full range and production of the technology anticipated in the first quarter of 2002. The completed technology can only be used for its specific and intended purpose and as such no alternative future uses exist. The valuation methodology was determined using the income approach, and a risk-adjusted discount rate of 15% was used to discount the project cash flow. During the year ended December 31, 2001, Jeppesen had completed all IPR&D projects for a total cost of $18.

Other acquisitions resulting in the recognition of IPR&D during 2000 using a similar income approach included Continental Graphics Corp. ($7 IPR&D) and Autometric, Inc. ($5 IPR&D).


Note 7
Equity Income from Joint Ventures
-------------------------------------------
Equity in income from joint ventures represents the Company's share of income or losses from joint venture arrangements accounted for under the equity method.

The principal joint venture arrangements are United Space Alliance, FlightSafety Boeing Training International (FSBTI), and Sea Launch. The Company has a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. Income from the United Space Alliance joint venture was $72, $60 and $48 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company is entitled to 50% of the earnings of FSBTI, a partnership with FlightSafety International Inc., which provides pilot and crew training. Income from the FSBTI joint venture was $12, $43 and $21 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Sea Launch venture in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) of Ukraine had two successful launches in 2001. Boeing's investment in this venture as of December 31, 2001, is reported at zero, which reflects the prior recognition of losses reported by Sea Launch. The venture incurred losses in 2001, due to the relatively low volume of launches, reflecting a depressed satellite market.

Boeing has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory reflected in the consolidated financial statements. Net of liabilities established, the Company's maximum exposure to credit-related losses associated with credit guarantees amounts to $357, which is included in the disclosure in Note 24 to the consolidated financial statements. Financial exposure related to performance guarantees and accounts receivable/inventory amounted to $200 at December 31, 2001.

As of December 31, 2001 and 2000, other assets included $274 and $260 attributable to investments in joint ventures.


Note 8
General and Administrative Expense
----------------------------------
The Company issued 7,651,298 stock units as of December 31, 2001, that are convertible to either stock or a cash equivalent, of which 6,943,846 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance and is recorded against general and administrative expense. General and administrative expense related to deferred stock compensation was $(163), $75 and $12 in 2001, 2000 and 1999, respectively.


Note 9
Earnings per Share
------------------
The weighted average number of shares outstanding (in millions) used to compute earnings per share for the years ended December 31, 2001, 2000 and 1999, are as follows:


                                                           2001    2000    1999
-------------------------------------------------------------------------------
Basic shares                                              816.2   859.5   917.1
Diluted shares                                            829.3   871.3   925.9
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

Note 10
Accounts Receivable
-------------------
Accounts receivable at December 31 consisted of the following:

                                                                  2001     2000
-------------------------------------------------------------------------------
U.S. Government contracts                                       $2,597   $2,693
Commercial Airplanes segment customers                             679      894
Other                                                            1,944    1,979
Less valuation allowance                                           (64)     (47)
-------------------------------------------------------------------------------
                                                                $5,156   $5,519
===============================================================================

Accounts receivable included the following as of December 31, 2001 and 2000: amounts not currently billable of $792 and $616 relating primarily to sales values recorded upon attainment of performance milestones that differ from contractual billing milestones and withholds on U.S. Government contracts ($466 and $487 not expected to be collected within one year); $75 and $172 relating to claims and other amounts on U.S. Government contracts subject to future settlement ($55 and $56 not expected to be collected within one year); and $185 and $169 of other receivables not expected to be collected within one year.

As of December 31, 2001, other accounts receivable included $1,025 related to long-term contracts ($997 as of December 31, 2000) with customers other than the U.S. Government and $450 of reinsurance receivables relating to a captive insurance company. The accounts receivable balance as of December 31, 2000, has been reclassified to include $591 of reinsurance receivables.


Note 11
Inventory
---------
Inventories at December 31 consisted of the following:

                                                               2001        2000
-------------------------------------------------------------------------------
Commercial aircraft programs                               $ 10,138    $ 10,898
Long-term contracts in progress                               7,614       8,456
Commercial spare parts, used aircraft,
 general stock materials and other                            2,629       2,075
-------------------------------------------------------------------------------
                                                             20,381      21,429
Less advances and progress billings                         (13,461)    (14,577)
-------------------------------------------------------------------------------
                                                           $  6,920    $  6,852
===============================================================================

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 represent deferred production costs. As of December 31, 2001, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for commercial programs.

Inventory costs at December 31, 2001, included unamortized tooling of $821 and $305 relating to the 777 and Next-Generation 737 programs respectively, and excess deferred production costs of $863 and $429 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 2000, included unamortized tooling of $1,135 and $447 relating to the 777 and Next-Generation 737 programs and excess deferred production costs of $1,121 and $635 relating to the 777 and Next-Generation 737 programs. Firm backlog for both the 777 and Next-Generation 737 programs is sufficient to recover all significant amounts of excess deferred production costs as of December 31, 2001; however, such deferred costs are recognized over the current program accounting quantity in effect at the date of reporting. There are no excess deferred production costs or unamortized tooling for the 717 program.

Used aircraft in inventory totaled $316 and $45 as of December 31, 2001 and 2000.

Interest capitalized as construction-period tooling costs amounted to $8, $12 and $17 in 2001, 2000 and 1999, respectively.

Inventory balances included $233 and $231 subject to claims or other uncertainties primarily relating to the A-12 program as of December 31, 2001 and 2000. See Note 27.

The estimates underlying the average costs of deliveries reflected in the inventory valuations may differ materially from amounts eventually realized for the reasons outlined in Note 28.


Note 12
Customer and Commercial Financing
---------------------------------
Customer and commercial financing at December 31 consisted of the following:

                                                               2001        2000
-------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                          $ 1,398      $  593
  Investment in sales-type/financing leases                   2,796       1,119
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $337 and $305                                           3,846       3,376
Commercial equipment financing
  Notes receivable                                            1,008         915
  Investment in sales-type/financing leases                     776         697
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $85 and $95                                               716         432
-------------------------------------------------------------------------------
Less valuation allowance                                       (142)       (173)
-------------------------------------------------------------------------------
                                                            $10,398      $6,959
===============================================================================

Impairment of financing assets having a carrying value of $192 in 2001 and $152 in 2000 have been recognized in conformity with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure."

Included in this carrying value is $52 and $21 attributable to impaired assets for which there is a related allowance for credit losses, and $140 and $131 attributable to impaired assets for which there is no related allowance for credit losses in 2001 and 2000. The total valuation allowance related to these assets was $8 and $18 in 2001 and 2000. The impact to interest income is not significant. The valuation allowance is subject to change depending on estimates of collectability and realizability of the customer financing balances.

Customer and commercial financing assets that are leased by the Company under capital leases and have been subleased to others totaled $437 and $461 as of December 31, 2001 and 2000. Commercial equipment financing under operating lease consists principally of corporate aircraft, machine tools, ocean-going vessels, production equipment, and other equipment which the Company expects will maintain strong collateral and residual values. Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over its useful life to an estimated salvage value, primarily on a straight-line basis.

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft, spare engines and spare parts.

As of December 31, 2001 and 2000, the net book value of aircraft financing operating lease equipment held for lease totaled $513 and $278.

As of December 31, 2001, sales-type/financing leases and operating leases attributable to aircraft financing included $1,499 attributable to 717 model aircraft ($692 accounted for as operating leases) and $1,030 attributable to MD-11 model aircraft ($810 accounted for as operating leases).

See Note 25 for a discussion regarding the creditworthiness of counterparties in customer and commercial financing arrangements.

Scheduled payments on customer and commercial financing are as follows:

                                    Sales-Type/           Operating
                 Principal      Financing Lease               Lease
               Payments on             Payments            Payments
Year      Notes Receivable           Receivable          Receivable
-------------------------------------------------------------------
2002                $  332               $1,112                $507
2003                   251                  392                 401
2004                   240                  373                 289
2005                   298                  357                 256
2006                   283                  319                 213
Beyond 2006          1,002                2,668                 746

The components of investment in sales-type/financing leases at December 31 were as follows:

                                                               2001        2000
-------------------------------------------------------------------------------
Minimum lease payments receivable                           $ 5,221      $2,225
Estimated residual value of leased assets                       970         545
Unearned income                                              (2,619)       (954)
-------------------------------------------------------------------------------
                                                            $ 3,572      $1,816
===============================================================================

Interest rates on fixed-rate notes ranged from 6.70% to 14.68%, and effective interest rates on variable-rate notes ranged from 3.37% to 9.68%.



Note 13
Property, Plant and Equipment
-----------------------------
Property, plant and equipment at December 31 consisted of the following:

                                                               2001        2000
-------------------------------------------------------------------------------
Land                                                       $    489    $    460
Buildings                                                     8,598       9,241
Machinery and equipment                                      10,642      10,378
Construction in progress                                      1,099         891
-------------------------------------------------------------------------------
                                                           $ 20,828    $ 20,970
Less accumulated depreciation                               (12,369)    (12,156)
-------------------------------------------------------------------------------
                                                           $  8,459    $  8,814
===============================================================================

Balances are net of impairment asset valuation reserve adjustments for real property available for sale of $113 and $41 for December 31, 2001 and 2000.

Depreciation expense was $1,140, $1,159 and $1,330 for 2001, 2000 and 1999,
respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $72, $70 and $64 in 2001, 2000 and 1999, respectively.

Rental expense for leased properties was $318, $280 and $320 for 2001, 2000 and 1999, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating leases with initial or remaining terms of one year or more aggregated $1,504 at December 31, 2001. Payments, net of sublease amounts, due during the next five years are as follows:


                    2002    2003    2004    2005    2006
                    ------------------------------------
                    $290    $220    $188    $151    $138
                    ====================================

Note 14
Investments
-----------
Investments are recorded in 'Other assets' in the Consolidated Statements of Financial Position. Investments in securities deemed available-for-sale included $24 and $74 as of December 31, 2001 and 2000. Investments in securities deemed held-to-maturity and recorded at amortized cost included $158 and $113 as of December 31, 2001 and 2000.

Investments at December 31 consisted of the following:

                                    2001                        2000
-------------------------------------------------------------------------------
                                  Gross Estimated               Gross Estimated
                             Unrealized      Fair          Unrealized      Fair
                         Cost      Loss     Value    Cost        Loss     Value
-------------------------------------------------------------------------------
Available-for-Sale
  Equity                $ 44        $24      $ 20    $ 39         $19      $ 20
  Debt                     4                    4      54                    54
Held-to-Maturity
  Debt                   158         74        84     113                   113
-------------------------------------------------------------------------------
                        $206        $98      $108    $206         $19      $187
===============================================================================

There were no gross unrealized gains for the years ended December 31, 2001 and 2000.

Included in held-to-maturity investments as of December 31, 2001 and 2000, are $128 and $113 of Enhanced Equipment Trust Certificates.

At December 31, 2001, an available-for-sale security was transferred to held-to-maturity at its fair value with $20 of unrealized loss recorded as a component of accumulated other comprehensive income.

The Company also held securities of $274 and $231 at December 31, 2001 and 2000, which were recorded at a cost basis that approximated the fair value of those investments. For the year ended December 31, 2001, $24 was recorded as a reduction of 'Other income, principally interest' in the Consolidated Statements of Operations, related to an other-than-temporary asset impairment of these investments.



Note 15
Goodwill and Acquired Intangibles
---------------------------------

Goodwill and acquired intangibles at December 31 consisted of the following:
                                                               2001        2000
-------------------------------------------------------------------------------
Goodwill                                                     $5,666      $4,189
Acquired intangibles                                          1,449       1,415
Accumulated amortization                                       (672)       (390)
-------------------------------------------------------------------------------
Net goodwill and acquired intangibles                        $6,443      $5,214
===============================================================================

Amortization of goodwill and acquired intangibles for the year ended
December 31, 2001, totaled $282, of which $131 related to the Space and Communications segment, $68 related to the Commercial Airplanes segment, and $83 was identified as unallocated. Amortization of goodwill and acquired intangibles for the year ended December 31, 2000, totaled $133, of which $28 related to the Space and Communications segment, $22 related to the Commercial Airplanes segment, and $83 was identified as unallocated. For the year ended
December 31, 1999, amortization of goodwill of $83 was identified as unallocated.



Note 16
Income Taxes
------------
The provision for taxes on income consisted of the following:

Year ended December 31,                                  2001     2000     1999
-------------------------------------------------------------------------------
U.S. Federal
  Taxes paid or currently payable                        $454   $1,517   $  349
  Change in deferred taxes                                166     (770)     534
-------------------------------------------------------------------------------
                                                          620      747      883

State
  Taxes paid or currently payable                          80      246       55
  Change in deferred taxes                                 38     (122)      77
-------------------------------------------------------------------------------
                                                          118      124      132
-------------------------------------------------------------------------------
Income tax provision                                     $738    $ 871   $1,015
===============================================================================


The following is a reconciliation of the tax derived by applying the U.S. federal statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provision:

Year ended December 31,                                  2001     2000     1999
-------------------------------------------------------------------------------
U.S. federal statutory tax                             $1,247   $1,050   $1,163
Foreign Sales Corporation/
  Extraterritorial Income tax benefit                    (222)    (291)    (230)
Research benefit                                         (383)              (24)
Nondeductibility of goodwill                               36       37       31
State income tax provision,
 net of effect on U.S. federal tax                         76       80       86
Other provision adjustments                               (16)      (5)     (11)
-------------------------------------------------------------------------------
Income tax provision                                   $  738   $  871   $1,015
===============================================================================

The 2001 effective income tax rate of 20.7% includes a one-time benefit of $343 reflecting a settlement with the Internal Revenue Service relating to research credit claims on McDonnell Douglas Corporation fixed-price government contracts applicable to the 1986-1992 federal income tax returns.

At December 31, the deferred tax assets, net of deferred tax liabilities, resulted from temporary differences associated with the following:


                                                               2001        2000
-------------------------------------------------------------------------------
Inventory and long-term contract
 methods of income recognition                              $ 1,561     $ 1,349
In-process research and development
 related to acquisitions                                        182         208
Pension benefit accruals                                     (1,798)     (1,491)
Retiree health care accruals                                  1,970       1,977
Other employee benefits accruals                                829         741
Customer and commercial financing                              (761)       (597)
Other comprehensive income provision                            284          10
-------------------------------------------------------------------------------
Net deferred tax assets                                     $ 2,267     $ 2,197
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

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation (FSC) for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, The United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company filed a petition for writ of certiorari with the United States Supreme Court and is awaiting the Court's decision on whether to grant hearing of this case before the Court. The Company has fully provided for any potential earnings impact that may result from this decision. If the Company were to prevail, the refund would include interest computed to the payment date.

Income tax payments, net of tax refunds, were $1,521, $405 and $575 in 2001, 2000 and 1999, respectively.

The Company believes adequate provision for all outstanding issues has been made for all open years.

Note 17
Accounts Payable and Other Liabilities
--------------------------------------
Accounts payable and other liabilities at December 31 consisted of the following:
                                                               2001        2000
-------------------------------------------------------------------------------
Accounts payable                                            $ 4,793     $ 5,040
Accrued compensation and employee benefit costs               3,890       2,938
Lease and other deposits                                        354         731
Dividends payable                                               143         149
Other                                                         4,692       3,454
-------------------------------------------------------------------------------
                                                            $13,872     $12,312
===============================================================================

Accounts payable includes $351 and $441 as of December 31, 2001 and 2000, attributable to checks written but not yet cleared by the bank. Other liabilities as of December 31, 2001, include $542 attributable to the special charges due to the events of September 11, 2001, described in Note 4.


Note 18
Deferred Lease Income
---------------------
The Company entered into an agreement with the United Kingdom Royal Air Force (UKRAF) to lease four C-17 transport aircraft, delivered during the second and third quarters of 2001. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The proceeds represent the present value of the assigned total lease receivables discounted at a rate of 6.6%. The C-17 deliveries are accounted for as operating leases.

Note 19
Debt
----
Debt at December 31 consisted of the following:
                                                               2001        2000
-------------------------------------------------------------------------------
Non-recourse debt and notes
 Enhanced equipment trust                                   $   593      $    -
 6.1% notes due through 2003                                     14          74
Unsecured debentures and notes
 $174, 8 3/8% due Feb. 15, 2001                                             174
 $49, 7.565% due Mar. 30, 2002                                   46          49
 $120, 9.25% due Apr. 1, 2002                                   120         120
 $300, 6 3/4% due Sep. 15, 2002                                 300         299
 $300, 6.35% due Jun. 15, 2003                                  300         300
 $200, 7 7/8% due Feb. 15, 2005                                 204         206
 $300, 6 5/8% due Jun. 1, 2005                                  295         294
 $250, 6.875% due Nov. 1, 2006                                  249         248
 $175, 8 1/10% due Nov. 15, 2006                                175         175
 $350, 9.75% due Apr. 1, 2012                                   348         348
 $400, 8 3/4% due Aug. 15, 2021                                 398         398
 $300, 7.95% due Aug. 15, 2024                                  300         300
 $250, 7 1/4% due Jun. 15, 2025                                 247         247
 $250, 8 3/4% due Sep. 15, 2031                                 248         248
 $175, 8 5/8% due Nov. 15, 2031                                 173         173
 $300, 6 5/8% due Feb. 15, 2038                                 300         300
 $100, 7.50% due Aug. 15, 2042                                  100         100
 $175, 7 7/8% due Apr. 15, 2043                                 173         173
 $125, 6 7/8% due Oct. 15, 2043                                 125         125
Senior debt securities
 2.0% - 7.4% due through 2012                                 4,782       1,547
Senior medium-term notes
 1.9% - 7.6% due through 2017                                 2,109       1,775
Subordinated notes
 4.7% - 8.3% due through 2004                                    24          25
Capital lease obligations
 due through 2021                                               460         315
Commercial paper                                                 43         651
Other notes                                                     139         135
-------------------------------------------------------------------------------
                                                            $12,265      $8,799
===============================================================================

The $300 debentures due August 15, 2024, are redeemable at the holder's option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity. Maturities of long-term debt for the next five years are as follows:

                        2002        2003        2004          2005         2006
-------------------------------------------------------------------------------
Boeing Captial
 Corporation (BCC)    $  798      $  940        $373        $  704       $1,137
Other than BCC           523         383          70           535          480
-------------------------------------------------------------------------------
                      $1,321      $1,323        $443        $1,239       $1,617
===============================================================================

Total consolidated debt attributable to BCC amounted to $7,295 and $4,318 as of December 31, 2001 and 2000.

The Company has $4,500 currently available under credit line agreements with a group of commercial banks. Boeing Capital Corporation, a corporation wholly owned by the Company, is named a subsidiary borrower for up to $2,000 under these arrangements. The Company has complied with the restrictive covenants contained in various debt agreements.

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission (SEC). From this $5,000 shelf, BCC received proceeds on March 8, 2001, from the issuance of $750 in 6.10% senior notes due 2011. On May 10, 2001, BCC received proceeds from the issuance of $1,000 in 5.65% senior notes due 2006. On November 9, 2001, BCC received proceeds from the issuance of $1,500 in two parts: $750, 5.75% due 2007, and $750, 6.5% due 2012. Effective October 31, 2001, $1,000 was allocated to the Series XI medium-term note program. As of December 31, 2001, there had been no issuances from this medium-term note program, and additionally, $750 of the $5,000 shelf registration had not been allocated to any program.

At December 31, 2001 and 2000, borrowings under commercial paper and uncommitted short-term bank facilities totaling $43 and $651 were supported by available unused commitments under the revolving credit agreement.

On May 24, 2001, American Airlines issued Enhanced Equipment Trust Certificates (EETC), and the Company through BCC received proceeds attributable to monetization of lease receivables associated with 32 MD-83 aircraft owned by BCC and on lease to American Airlines. These borrowings are non-recourse to the Company and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%.

BCC has available approximately $60 in uncommitted, short-term bank credit facilities whereby BCC may borrow, at interest rates which are negotiated at the time of the borrowings, upon such terms as BCC and the banks may mutually agree. At December 31, 2001 and 2000, there were no outstanding borrowings under these credit facilities.

Total debt interest, including amounts capitalized, was $730, $527 and $512 for the years ended December 31, 2001, 2000 and 1999, and interest payments were $587, $599 and $517, respectively.

Short-term debt and current portion of long-term debt as of December 31, 2001, consisted of the following: $495 of unsecured debentures and notes, $758 of senior debt securities, senior medium-term notes and subordinated notes, $57 of capital lease obligations, and $89 of other notes.


Note 20
Postretirement Plans
--------------------
The following table reconciles the funded status of both pensions and other postretirement benefits (OPB), principally retiree health care, to the balance on the Consolidated Statements of Financial Position. Plan assets consist primarily of equities, fixed income obligations and cash equivalents. The pension benefit obligations and plan assets shown in the table are valued as of September 30.

                                                                 Other
                                           Pensions     Postretirement Benefits
                                        --------------  -----------------------
                                        2001      2000          2001       2000
-------------------------------------------------------------------------------
Benefit obligation
  Beginning balance                 $ 29,102   $27,621        $6,268    $ 5,569
   Service cost                          591       636           132        138
   Interest cost                       2,187     2,079           478        418
   Plan participants'
    contributions                         12         1
   Amendments                            188       196            73       (178)
   Actuarial loss (gain)               2,562      (666)          258        539
   Acquisitions/dispositions, net                1,160           (34)       129
   Benefits paid                      (1,949)   (1,925)         (375)      (347)
-------------------------------------------------------------------------------
Ending balance                      $ 32,693   $29,102        $6,800     $6,268
===============================================================================
Plan assets - fair value
  Beginning balance                 $ 42,856   $37,026           $30        $22
   Acquisitions/dispositions, net          6     1,684
   Actual return on plan assets       (7,150)    6,022                        2
   Company contribution                   19        30            14         10
   Plan participants'
    contributions                         12         1
   Benefits paid                      (1,918)   (1,898)           (5)        (4)
   Exchange rate adjustment              (15)       (9)
-------------------------------------------------------------------------------
  Ending balance                    $ 33,810   $42,856           $39        $30
===============================================================================
Reconciliation of funded status
 to net amounts recognized
  Funded status - plan assets
   in excess of (less than)
   projected benefit obligation      $ 1,117   $13,754       $(6,761)   $(6,238)
  Unrecognized net
   actuarial loss (gain)               2,897   (10,652)        1,652      1,484
  Unrecognized prior service costs     1,465     1,427          (360)      (502)
  Unrecognized net transition assets      (5)      (30)
  Adjustment for fourth
   quarter contributions                   7         8           102         93
-------------------------------------------------------------------------------
Net amount recognized               $  5,481    $4,507       $(5,367)   $(5,163)
===============================================================================
Amount recognized in statements
 of financial position
  Prepaid benefit cost              $  5,838   $ 4,845
  Intangible asset                       388        69
  Accumulated other
   comprehensive income                  555         8
  Accrued benefit liability           (1,300)     (415)      $(5,367)  $(5,163)
-------------------------------------------------------------------------------
Net amount recognized               $  5,481   $ 4,507       $(5,367)  $(5,163)
===============================================================================

Components of net periodic benefit costs and other supplemental information were as follows:

Year ended December 31,                            2001        2000        1999
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - Pensions
Service cost                                    $   591     $   636    $   651
Interest cost                                     2,187       2,079      1,879
Expected return on plan assets                   (3,452)     (3,117)    (2,689)
Amortization of transition asset                    (26)       (103)      (106)
Amortization of prior service cost                  150         149        139
Recognized net actuarial loss (gain)               (370)        (72)         1
-------------------------------------------------------------------------------
Net periodic benefit income                     $  (920)    $  (428)   $  (125)
===============================================================================

Year ended December 31,                            2001        2000        1999
-------------------------------------------------------------------------------
Components of net periodic
 benefit cost - OPB
Service cost                                    $   132     $   138     $   111
Interest cost                                       478         419         302
Expected return on plan assets                       (3)         (2)         (2)
Amortization of prior service cost                  (69)        (66)        (47)
Recognized net actuarial loss                        60          44          10
-------------------------------------------------------------------------------
Net periodic benefit cost                       $   598     $   533     $   374
===============================================================================

Weighted average assumptions
as of December 31,                                 2001        2000        1999
-------------------------------------------------------------------------------
Discount rate:
 pensions and OPB                                 7.00%       7.75%       7.50%
Expected return on plan assets                    9.25%       9.25%       9.00%
Rate of compensation increase                     5.50%       5.50%       5.50%

Effect of 1% change in
assumed health care costs                          2001        2000        1999
-------------------------------------------------------------------------------
Effect on total of service
 and interest cost
   1% increase                                    $  70       $  64       $  51
   1% decrease                                      (60)        (57)        (44)
Effect on postretirement
 benefit obligation
   1% increase                                      626         603         530
   1% decrease                                     (542)       (517)       (474)

The Company has various noncontributory plans covering substantially all employees. All major pension plans are funded and all but two have plan assets that exceed accumulated benefit obligations. Two pension plans attributable to certain hourly employees have accumulated benefit obligations that exceed plan assets. The loss of $555 in accumulated other comprehensive income as of December 31, 2001, relates principally to the unrecognized net actuarial losses of these plans.

Certain of the pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plan first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company's group insurance benefit programs.

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

Effective October 6, 2000, the Company acquired a substantial portion of Hughes' pension assets and liabilities. The acquired pension plans' assets exceeded liabilities by $626. This acquisition comprised a substantial portion of the year 2000 'Acquisition/disposition, net' activity.

The Company has certain unfunded and partially funded plans with a projected benefit obligation of $3,301 and $488, plan assets of $2,481 and $17, and unrecognized prior service costs and actuarial losses of $1,054 and $125 as of December 31, 2001 and 2000. The net provision for these plans was $34, $56 and $63 for the years ended December 31, 2001, 2000 and 1999, respectively.

The principal defined contribution plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. The provision for these defined contribution plans in 2001, 2000 and 1999, was $452, $406 and $409, respectively.

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

Benefit costs were calculated based on assumed cost growth for retiree health care costs of a 9% annual rate for 2002, decreasing to a 5% annual growth rate by 2010. In 2001, benefit costs for retiree health care were calculated based on an annual growth rate of 9.5%, decreasing to a 5.5% annual growth rate by 2010.

Note 21
Shareholders' Equity
--------------------
In August 1998, the Board of Directors approved a resolution authorizing management to repurchase up to 15% of the Company's issued and outstanding stock as of June 30, 1998 (excluding shares held by the ShareValue Trust), which amounted to 145,899,000 shares. This repurchase program was completed in 2000. In December 2000 an additional repurchase program was authorized by the Board of Directors. Under this resolution, management is authorized to repurchase up to 85,000,000 shares. As of December 31, 2001, the Company had repurchased 40,734,500 shares.

Twenty million shares of authorized preferred stock remain unissued.


Note 22
Share-Based Plans
-----------------
The 'Share-based plans expense' caption on the Consolidated Statements of Operations represents the total expense recognized for all company plans that are payable only in stock. These plans are described below.

The following summarizes share-based expense as of December 31, 2001, 2000 and 1999, respectively, with an offset to additional paid-in capital:

                                           2001          2000         1999
--------------------------------------------------------------------------
Performance Shares                         $227          $147         $ 77
ShareValue Trust                             72            72           72
Stock options, other                         79            97           60
--------------------------------------------------------------------------
                                           $378          $316         $209
==========================================================================


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

No Performance Share awards were converted to common stock or deferred stock units in 2001. During 2000, 75% of the Performance Share awards expiring February 22, 2004, were converted to common stock or deferred stock units (cumulative 3,402,874 Performance Shares), and 55% of the Performance Share awards expiring February 28, 2005, were converted to common stock or deferred stock units (cumulative 3,495,725 Performance Shares).

The following table summarizes information about Performance Shares outstanding at December 31, 2001, 2000 and 1999, respectively. Shares outstanding are not reduced for cumulative Performance Shares converted to common stock or deferred stock units.


                                                 Performance
(shares in thousands)                        Shares Outstanding
Grant      Expiration                     ------------------------
Date       Date         Issue Price       2001      2000      1999
------------------------------------------------------------------
 2/23/98   2/23/03      $50 11/16        3,528     3,490     3,459
12/14/98   2/23/03       33 9/16                                46
 2/22/99   2/22/04       36 1/4          4,535     4,524     4,569
 2/28/00   2/28/05       37              5,030     5,032
10/09/00   2/28/05       37              1,294     1,299
 2/26/01   2/26/06       62 3/4          5,797
==================================================================

Other stock unit awards. The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,597,343, 1,880,544 and 1,629,945 as of December 31, 2001, 2000
and 1999, respectively.


ShareValue Trust
The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2001, the Trust held 39,691,015 shares of the Company's common stock, split equally between two funds, "fund 1" and "fund 2." If on June 30, 2002, the market value of fund 1 exceeds $949 (the threshold representing a 3% per annum rate of return), the amount in excess of the threshold will be distributed to employees. The June 30, 2002, market value of fund 1 after distribution (if any) will be the basis for determining any potential distribution on June 30, 2006. Similarly, if on June 30, 2004, the market value of fund 2 exceeds $913, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to the Company.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.


Stock Options
The Company's 1997 Incentive Stock Plan permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries and contract employees. Under the terms of the plan, 64,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 plan will terminate on April 30, 2007. As of December 31, 2001, no SARs have been granted under the 1997 Plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of the Company or its subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these three plans.

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

In 1994, McDonnell Douglas shareholders approved the 1994 Performance Equity Incentive Plan. Restricted stock issued under this plan prior to 1997 vested upon the merger between McDonnell Douglas and The Boeing Company. As of December 31, 2001, a total of 594,000 shares had been granted and of those 67,938 remain restricted. Substantially all compensation relating to these restricted shares will be amortized by the end of 2002. Unearned compensation is reflected as a component of shareholders' equity.

Information concerning stock options issued to directors, officers and other employees is presented in the following table:


                                    2001                2000               1999
                        -------------------------------------------------------
                                Weighted            Weighted           Weighted
                                 Average             Average            Average
                                Exercise            Exercise           Exercise
(Shares in thousands)   Shares     Price   Shares      Price   Shares     Price
-------------------------------------------------------------------------------
Number of shares
 under option:
  Outstanding at
   beginning of year    27,904    $40.58   29,228     $38.02   28,653    $36.03
  Granted                2,812     56.94    3,693      45.63    3,462     43.40
  Exercised             (2,316)    30.58   (4,673)     28.30   (2,345)    22.03
  Canceled or expired     (214)    48.13     (328)     46.20     (515)    39.33
  Exercised as SARs                           (16)     21.56      (27)    19.70
                        ------             ------              ------
  Outstanding at
   end of year          28,186     42.97   27,904      40.58   29,228     38.02
===============================================================================
  Exercisable at
   end of year          19,416    $39.45   18,710     $37.32   19,749    $34.58
===============================================================================

As of December 31, 2001, 26,998,958 shares were available for grant under the 1997 Incentive Stock Plan, and 863,100 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 2001 (shares in thousands):


                           Options Outstanding              Options Exercisable
                   -----------------------------------     --------------------
                                 Weighted
                                  Average     Weighted                 Weighted
                                Remaining      Average                  Average
Range of                      Contractual     Exercise                 Exercise
Exercise Prices    Shares     Life(years)        Price     Shares         Price
-------------------------------------------------------------------------------
$10 to $19          2,375             1.9       $15.80      2,375        $15.80
$20 to $29          3,140             2.6       $23.34      3,137        $23.34
$30 to $39          3,627             7.1       $39.17      2,162        $38.96
$40 to $49          6,875             5.8       $42.41      4,898        $41.83
$50 to $59         11,914             6.8       $54.60      6,814        $53.43
$60 to $69            255             9.3       $63.79         30        $66.41
-------------------------------------------------------------------------------
                   28,186                                  19,416
===============================================================================

The Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 2001, 2000 and 1999 to be $21.35, $18.18 and $17.67, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions:


                                       Expected                       Risk-Free
             Grant    -------------------------------------------      Interest
              Date    Option Term    Volatility    Dividend Yield          Rate
-------------------------------------------------------------------------------
2001       7/20/01        9 years           23%              1.1%          5.1%
-------------------------------------------------------------------------------
2000       6/21/00        9 years           22%              1.1%          6.1%
          10/09/00        9 years           23%              1.1%          5.8%
          10/10/00        9 years           23%              1.1%          5.8%
-------------------------------------------------------------------------------
1999       6/28/99        9 years           22%              1.1%          6.3%
===============================================================================


Note 23
Derivative Financial Instruments
--------------------------------

Derivative and Hedging Activities
As adopted January 1, 2001, the Company accounts for derivatives pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates, and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of the Company's risk management strategies and the effect of these strategies on the consolidated financial statements.

Fair Value Hedges
For derivatives designated as hedges of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. Ineffectiveness was insignificant for the year ended December 31, 2001.

Interest rate swap contracts under which the Company agrees to pay variable rates of interest are generally designated as fair value hedges of fixed-rate debt obligations. The Company uses interest rate swaps to adjust the amount of total debt that is subject to variable and fixed interest rates.

In addition, the Company holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings.

For the year ended December 31, 2001, $1 of gain related to the basis adjustment of certain terminated interest rate swaps was recorded in other income.

Cash Flow Hedges
For derivatives designated as hedges of the exposure to variable cash flows of a forecasted transaction (referred to as cash flow hedges), the effective portion of the derivative's gain or loss is initially reported in shareholders' equity (as a component of accumulated other comprehensive income) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Cash flow hedges used by the Company include certain interest rate swaps, foreign currency forward contracts, and commodity purchase contracts.

Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as cash flow hedges of variable-rate debt obligations. The Company uses interest rate swaps to adjust the amount of total debt that is subject to variable and fixed interest rates.

The Company uses foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. The Company's foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future.

Commodity derivatives, such as fixed-price purchase commitments, are used by the Company to hedge against potentially unfavorable price changes for items used in production. In 2001, the Company entered into certain commitments to purchase electricity and natural gas at fixed prices over the next three years, a portion of which qualify for cash flow hedge treatment. Portions that do not qualify for cash flow hedge treatment resulted in a loss of $1 recorded as a reduction of other income for the year ended December 31, 2001.

At December 31, 2001, a net unrecognized loss of $172 ($108 net of tax) was recorded in accumulated other comprehensive income associated with the Company's cash flow hedging transactions for the year then ended. Of this amount, a net unrecognized loss of $27 ($17 net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

For the year ended December 31, 2001, a loss of $14, net of tax, reflected in accumulated other comprehensive income was reclassified to other income. During the next twelve months, the Company expects to reclassify to other income a loss of $20, net of tax, from the amount recorded in accumulated other comprehensive income.


Derivative Financial Instruments Not Receiving Hedge Treatment
The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in income. For the year ended December 31, 2001, the interest exchange agreements resulted in other income of $8 and the related interest rate swaps resulted in a reduction of other income of $9.
The Company also holds a forward-starting interest rate swap that is not accounted for as a hedge.

As of December 31, 2001, the conversion feature of certain convertible debt and warrants were reflected in other assets at their fair values of $12. For the year ended December 31, 2001, the conversion feature of the convertible debt and warrants recorded in other assets had an increase in fair value, resulting in $2 recorded in other income.

At December 31, 2001, the Company had foreign currency forward contracts carried at fair value that did not qualify for hedge accounting. The Company realized a pretax gain of $9 attributable to these forward contracts during the year ended December 31, 2001, reflected in other income.

Upon adoption of SFAS No. 133, the Company recorded an unrecognized net gain of $9 ($6 net of tax) in accumulated other comprehensive income attributable to derivatives not receiving hedge treatment. The components of this transition adjustment are being amortized to other income, with a net loss of $1 expected to be reclassified to other income during the next twelve months. At December 31, 2001, the unamortized balance in accumulated other comprehensive income was a net gain of $9 ($6 net of tax).

Interest rate swap contracts and foreign currency forward contracts are entered into with a number of major financial institutions in order to minimize counterparty credit risk. The Company generally does not require collateral or other security supporting derivative contracts with its counterparties. The Company believes that it is unlikely that any of its counterparties will be unable to perform under the terms of derivative financial instruments.



Note 24
Arrangements with Off-Balance-Sheet Risk
----------------------------------------

Financial Instruments
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, and participation in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2010 totaled $7,508 and $6,230 as of December 31, 2001 and 2000. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $344 and $288 as of December 31, 2001 and 2000.

Participations in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables totaled $51 and $54 as of December 31, 2001 and 2000.

The Company's maximum exposure to credit-related losses associated with credit guarantees, without regard to collateral but net of established reserves, totaled $558 ($174 associated with commercial aircraft and collateralized and $357 associated with the Sea Launch joint venture) and $655 ($261 associated with commercial aircraft and collateralized and $373 associated with the Sea Launch joint venture) as of December 31, 2001 and 2000. Of the $174 exposure associated with commercial aircraft as of December 31, 2001, the Company estimates that the fair value of the underlying collateral, principally commercial aircraft, would cover approximately $63 of the exposure. A substantial portion of the commercial aircraft credit-related guarantees have been extended on behalf of counterparties with less than investment-grade credit. The credit-related exposure related to Sea Launch is not significantly covered by a collateral position in any assets.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral but net of established reserves, totaled $725 and $522 as of December 31, 2001 and 2000. These exposures relate principally to commercial aircraft and are collateralized. As of December 31, 2001, the Company estimates that the fair value of the underlying collateral, principally commercial aircraft, would cover approximately $680 of the exposure.

As of December 31, 2001 and 2000, accounts payable and other liabilities included $416 ($48 related to the events of September 11, 2001) and $343 attributable to risks associated with credit-related guarantees and asset value guarantees.

Other Arrangements
As of December 31, 2001, future lease commitments on aircraft not recorded on the Consolidated Statements of Financial Position totaled $323. These lease commitments extend through 2015, and the Company's intent is to recover these lease commitments through sublease arrangements.
As of December 31, 2001 and 2000, accounts payable and other liabilities included $116 ($1 related to the events of September 11, 2001) and $114 attributable to adverse commitments under these lease arrangements.

As of December 31, 2001, the Company has commitments to purchase used aircraft under trade-in agreements totaling $1,340. As of December 31, 2001, accounts payable and other liabilities included $189 ($140 related to the events of September 11, 2001) attributable to adverse purchase commitments.

The Company holds various Enhanced Equipment Trust Certificates (EETCs) totaling $128 as of December 31, 2001, relating to aircraft lease receivables. The maximum exposure is generally limited to the amount of the asset recorded on the Consolidated Statements of Financial Position. Under one EETC arrangement, however, the Company has a maximum potential exposure of $103 in excess of its asset value due to certain liquidity obligations of the Company to other parties in the event of default by the lessee. In the event of payment under this liquidity obligation, the Company would receive a preferred collateral position in the underlying asset.


Note 25
Significant Group Concentrations of Credit Risk
-----------------------------------------------
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. As of December 31, 2001, off-balance-sheet financial instruments described in
Note 24 predominantly related to commercial aircraft customers. Of the $15,554 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position, $7,235 related to commercial aircraft customers ($366 of accounts receivable and $6,869 of customer financing) and $2,597 related to the U.S. Government.
AMR Corporation and UAL Corporation were associated with 23% and 13% of all financial instruments related to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

Of the $6,869 of aircraft customer financing, $6,440 related to customers the Company believes have less than investment-grade credit. Similarly, of the $7,508 of irrevocable financing commitments related to aircraft on order including options, $7,113 related to customers the Company believes have less than investment-grade credit

Note 26
Disclosures about Fair Value of Financial Instruments
-----------------------------------------------------
As of December 31, 2001 and 2000, the carrying amount of accounts receivable was $5,156 and $5,519, and the fair value of accounts receivable was estimated to be $5,054 and $5,355. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

The carrying amount of notes receivable, net of valuation allowance, is estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 2001 and 2000, the carrying amount of debt, net of capital leases and non-recourse debt, was $11,198 and $8,410 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $11,669 and $8,866. The Company's debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance-sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments, and all other off-balance-sheet financial instruments are estimated to have only a nominal fair value. The terms and conditions reflected in the outstanding guarantees and commitments for financing assistance are not materially different from those that would have been negotiated as of December 31, 2001.


Note 27
Contingencies
-------------
Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against the Company. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations since the 1980s.

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company's policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2001, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

The Company is subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations.
The Company believes, based upon all available information, that the outcome of any such government disputes and investigations will not have a material adverse effect on its financial position or continuing operations.

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2001, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract on the ground that the Team could not meet the revised contract schedule unilaterally imposed by the Government after the Government had waived the original schedule. The court did not, however, enter a judgment for the Government on its claim that the Team be required, as a consequence of the alleged default, to repay progress payments that had not been formally liquidated by deliveries at the time of termination. These unliquidated progress payments total $1,350. On October 4, 2001, the court confirmed that it would not be entering judgment in favor of the Government in the amount of these unliquidated progress payments. This is the latest decision relating to long-running litigation resulting from the A-12 contract termination in 1991, and follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact. The Company believes the decision raises valid issues for appeal and is pursuing its appeal.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 plus statutory interest from February 1991 (currently totaling approximately $970). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,430 in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2001. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (including engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief as well as punitive damages. The
U.S. Ninth Circuit Court of Appeals has accepted the Company's interlocutory appeal of the class certification decision, particularly the ruling that leaves open the possibility of punitive damages. The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.


Note 28
Segment Information
-------------------
The Company is organized based on the products and services it offers.
Under this organizational structure, the Company operates in the following principal areas: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Customer and Commercial Financing. Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Military Aircraft and Missile Systems operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles. Space and Communications operations principally involve research, development, production, modification and support of the following products and related systems: space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some Military Aircraft and Missile Systems and Space and Communications products are contracted in the commercial environment, the primary customer is the U.S. Government. The Customer and Commercial Financing segment is primarily engaged in the financing of commercial and private aircraft, commercial equipment, and real estate.

In 2001, the Company adjusted the segment classification of certain business activities. The Company established an "Other" segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Phantom Works, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The results for 2000 and 1999 have been reclassified to conform to the revised segment classifications.

The Commercial Airplanes segment is subject to both operational and external business environment risks. Operational risks that can seriously disrupt the Company's ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, performance issues with key suppliers and subcontractors and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models such as the 717 program, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. Financing support may be provided by the Company to airlines, some of which are unable to obtain other financing. While the Company's principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. External business environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, acts of aggression that impact the perceived safety of commercial flight, escalation trends inherent in pricing the Company's aircraft, and a competitive industry structure which results in market pressure to reduce product prices.

In addition to the foregoing risks associated with the Commercial Airplanes segment, the Military Aircraft and Missile Systems segment and the Space and Communications segment are subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

The launch services market has some degree of uncertainty since global demand is driven in part by the launch customers' access to capital markets. Additionally, some of the Company's competitors for launch services receive direct or indirect government funding. The satellite market includes some degree of risk and uncertainty relating to the attainment of technological specifications and performance requirements.

Risk associated with the Customer and Commercial Financing segment includes interest rate risks, asset valuation risks, specifically, aircraft valuation risks, and credit and collectability risks of counterparties.

As of December 31, 2001, the Company's principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM), representing 24% of employees (current agreements expiring September and October 2002, and May 2004); the Society of Professional Engineering Employees in Aerospace (SPEEA), representing 14% of employees (current agreements expiring December 2002 and February 2004); the United Automobile, Aerospace and Agricultural Implement Workers of America
(UAW), representing 4% of employees (current agreements expiring
September 2002, May 2003, and April 2004); and Southern California Professional Engineering Association (SCPEA), representing 2% of employees (current agreement expiring March 2005).

Sales and other operating revenue by geographic area consisted of the following:


Year ended December 31,       2001      2000      1999
======================================================
Asia, other than China     $ 7,112   $ 5,568   $10,776
China                        1,504     1,026     1,231
Europe                       8,434     9,038     9,678
Oceania                        895       887       942
Africa                         573       542       386
Western Hemisphere, other
 than the United States        875       559       461
------------------------------------------------------
                            19,393    17,620    23,474
United States               38,805    33,701    34,519
------------------------------------------------------
Total sales                $58,198   $51,321   $57,993
======================================================

Military Aircraft and Missile Systems segment and Space and
Communications segment combined sales were approximately 29%, 13% and 17% of total sales in Europe for 2001, 2000 and 1999, respectively. Defense sales were approximately 10%, 9% and 17% of total sales in Asia, excluding China, for the same respective years. Exclusive of these amounts, Military Aircraft and Missile Systems segment and Space and Communications segment sales were principally to the U.S. Government. Sales to the U.S. Government represented 33%, 34% and 25% of consolidated sales for 2001, 2000 and 1999, respectively.

The information in the following tables is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses, assets and liabilities attributable to corporate activity are not allocated to the operating segments. Approximately 3% of operating assets are located outside the United States.

Customer and Commercial Financing segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment, and segment earnings additionally reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in
Note 12. No interest expense on debt is included in Customer and Commercial Financing segment earnings.

Customer and Commercial Financing segment revenues and earnings are derived principally from Boeing Capital Corporation (BCC), a corporation wholly owned by the Company. The Company has extended certain intercompany guarantees to BCC, including guarantees on lease income from operating lease equipment. In 2001, segment earnings included $49 of income under guarantees that are eliminated in consolidation.

For internal reporting purposes, the Company records Commercial Airplanes segment revenues and operating profits for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to the Customer and Commercial Financing segment. The revenues for these transfers are eliminated in the 'Accounting differences/eliminations' caption. In the event an airplane accounted for as an operating lease is subsequently sold, the 'Accounting differences/ eliminations' caption would reflect the recognition of revenue and operating profit for the consolidated financial statements.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(721), $(637) and $(304) for the years ended
December 31, 2001, 2000 and 1999, respectively.

The Other segment loss in 2001 included $49 of expense resulting from intercompany guarantees to BCC discussed in the Customer and Commercial Financing segment paragraph above. This expense is eliminated in consolidation.

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

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including goodwill amortization resulting from acquisitions prior to 1998. Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill acquired prior to 1997, deferred tax assets, and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, income taxes payable, and debentures and notes payable. Unallocated capital expenditures and depreciation relate primarily to shared services assets.

In-process research and development for the year ended December 31, 2000, included $505 associated with the Space and Communications segment and $52 associated with the Commercial Airplanes segment. These amounts are included in the respective segment's depreciation and amortization amounts.


Segment Information:

Sales and Other Operating Revenues
Year ended December 31,                                  2001     2000     1999
===============================================================================
Commercial Airplanes                                  $35,056  $31,171  $38,475
Military Aircraft and Missile Systems                  12,451   11,924   11,866
Space and Communications                               10,364    8,039    6,831
Customer and Commercial Financing                         863      728      686
Other                                                     365      303      439
Accounting differences/eliminations                      (901)    (844)    (304)
-------------------------------------------------------------------------------
                                                      $58,198  $51,321  $57,993
===============================================================================



Net Earnings (Loss) Before
 Cumulative Effect of Accounting Change
Year ended December 31,                                  2001     2000     1999
===============================================================================
Commercial Airplanes                                   $2,632   $2,736   $2,082
Military Aircraft and Missile Systems                   1,346    1,245    1,161
Space and Communications                                  619     (243)     415
Customer and Commercial Financing                         596      516      454
Other                                                    (388)     (76)       4
Accounting differences/eliminations                      (368)    (442)    (432)
Share-based plans expense                                (378)    (316)    (209)
Unallocated expense                                      (163)    (362)    (305)
-------------------------------------------------------------------------------
Earnings from operations                                3,896    3,058    3,170

Other income, principally interest                        318      386      585
Interest and debt expense                                (650)    (445)    (431)
-------------------------------------------------------------------------------
Earnings before taxes                                   3,564    2,999    3,324

Income taxes                                              738      871    1,015
-------------------------------------------------------------------------------
                                                       $2,826   $2,128   $2,309
===============================================================================

Research and Development
Year ended December 31,                                  2001     2000     1999
===============================================================================
Commercial Airplanes                                   $  858   $  574   $  585
Military Aircraft and Missile Systems                     258      257      259
Space and Communications                                  526      526      492
Other                                                     294       84        5
-------------------------------------------------------------------------------
                                                       $1,936   $1,441   $1,341
===============================================================================



Depreciation and Amortization
Year ended December 31,                                  2001     2000     1999
===============================================================================
Commercial Airplanes                                   $  540   $  619   $  595
Military Aircraft and Missile Systems                     235      181      188
Space and Communications                                  417      686      168
Customer and Commercial Financing                         188      159      163
Other                                                      63       34       35
Unallocated                                               307      357      496
-------------------------------------------------------------------------------
                                                       $1,750   $2,036   $1,645
===============================================================================



Assets at December 31,                                   2001     2000     1999
===============================================================================
Commercial Airplanes                                  $11,479   $9,800   $8,075
Military Aircraft and Missile Systems                   2,477    3,035    2,920
Space and Communications                               10,299    9,629    4,245
Customer and Commercial Financing                       9,646    6,856    5,700
Other                                                   1,290      389      590
Unallocated                                            13,152   12,968   14,617
-------------------------------------------------------------------------------
                                                      $48,343  $42,677  $36,147
===============================================================================



Liabilities at December 31,                              2001     2000     1999
===============================================================================
Commercial Airplanes                                  $ 7,579   $7,972   $6,135
Military Aircraft and Missile Systems                   1,612    1,189    1,072
Space and Communications                                3,123    2,903    1,350
Customer and Commercial Financing                         351      184      176
Other                                                     697       56       60
Unallocated                                            24,156   19,353   15,892
-------------------------------------------------------------------------------
                                                      $37,518  $31,657  $24,685
===============================================================================

Capital Expenditures, Net                               2001     2000     1999
===============================================================================
Commercial Airplanes                                   $  207     $237   $  307
Military Aircraft and Missile Systems                      99       25      202
Space and Communications                                  362      438      585
Customer and Commercial Financing                           1        7        1
Other                                                      32       40       13
Unallocated                                               367      185      128
-------------------------------------------------------------------------------
                                                       $1,068     $932   $1,236
===============================================================================



Contractual Backlog (Unaudited)
 at December 31,                                         2001     2000     1999
===============================================================================
Commercial Airplanes                                 $ 75,850 $ 89,780  $72,972
Military Aircraft and Missile Systems                  17,630   17,113   15,691
Space and Communications                               13,111   13,707   10,585
-------------------------------------------------------------------------------
                                                     $106,591 $120,600  $99,248
===============================================================================

                     THE BOEING COMPANY AND SUBSIDIARIES

                    QUARTERLY FINANCIAL DATA (UNAUDITED)



(Dollars in millions except per share data)

                                 2001                           2000
                    -----------------------------------------------------------
Quarter             4th     3rd     2nd     1st     4th     3rd     2nd     1st
===============================================================================
Sales and other
 operating
 revenues       $15,702 $13,687 $15,516 $13,293 $14,693 $11,877 $14,841  $9,910

Earnings from
 operations         245   1,066   1,367   1,218     712     865     925     556

Net earnings        100     650     840   1,236     481     609     620     418

Basic earnings
 per share         0.13    0.81    1.02    1.48    0.57    0.71    0.71    0.48

Diluted earnings
 per share         0.12    0.80    0.99    1.45    0.55    0.70    0.71    0.48
-------------------------------------------------------------------------------

Cash dividends
 paid per share    0.17    0.17    0.17    0.17    0.14    0.14    0.14    0.14
-------------------------------------------------------------------------------

Market price:
   High           39.42   59.80   69.85   65.60   70.94   66.94   42.25   48.13
   Low            31.58   27.60   53.92   49.70   54.00   41.44   34.06   32.00
   Quarter end    38.78   33.50   55.60   55.71   66.00   63.13   41.81   37.94
===============================================================================

                        Independent Auditors' Report

Board of Directors and Shareholders, The Boeing Company:

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements (located at pages 29-35 and pages 70-110) referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 23 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," as amended.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP
Chicago, Illinois
January 28, 2002

                     THE BOEING COMPANY AND SUBSIDIARIES

                              FIVE-YEAR SUMMARY

(Dollars in millions except per share data)

                                       2001     2000     1999     1998     1997
===============================================================================
Operations
Sales and other operating revenues
  Commercial Airplanes              $35,056  $31,171  $38,475  $36,998  $27,479
  Military Aircraft and
   Missile Systems                   12,451   11,924   11,866   12,488
  Space and Communications           10,364    8,039    6,831    6,889
                                    -------  -------  -------  -------
   Information, Space and Defense
    Systems (a)                      22,815   19,963   18,697   19,377   18,125
  Customer and Commercial
   Financing                            863      728      686      545      746
  Other (b)                             365      303      439      569
  Accounting differences/
   eliminations                        (901)    (844)    (304)  (1,335)    (550)
-------------------------------------------------------------------------------
    Total                           $58,198  $51,321  $57,993  $56,154  $45,800
-------------------------------------------------------------------------------
Net earnings (loss)                 $ 2,827  $ 2,128  $ 2,309  $ 1,120  $  (178)
  Basic earnings
   (loss) per share                    3.46     2.48     2.52     1.16    (0.18)
  Diluted earnings
   (loss) per share                    3.41     2.44     2.49     1.15    (0.18)
-------------------------------------------------------------------------------
Cash dividends paid                 $   582  $   504  $   537  $   564  $   557
 Per share                             0.68     0.56     0.56     0.56     0.56
-------------------------------------------------------------------------------
Other income, principally interest      318      386      585      283      428
-------------------------------------------------------------------------------
Research and development expense      1,936    1,441    1,341    1,895    1,924
General and administrative expense    2,389    2,335    2,044    1,993    2,187
-------------------------------------------------------------------------------
Additions to plant and
 equipment, net                       1,068      932    1,236    1,665    1,391
Depreciation of plant and equipment   1,140    1,159    1,330    1,386    1,266
-------------------------------------------------------------------------------
Employee salaries and wages          11,703   11,615   11,019   12,074   11,287
Year-end workforce                  188,000  198,000  197,000  231,000  238,000
===============================================================================
Financial position at December 31
Total assets                        $48,343  $42,677  $36,147  $37,024  $38,293
Working capital                      (4,280)  (2,414)   2,056    2,836    5,111
Net plant and equipment               8,459    8,814    8,245    8,589    8,391
-------------------------------------------------------------------------------
Cash and short-term investments         633    1,010    3,454    2,462    5,149
Total debt                           12,265    8,799    6,732    6,972    6,854
Customer and Commercial
 Financing assets                    10,398    6,959    6,004    5,711    4,600
-------------------------------------------------------------------------------

                     THE BOEING COMPANY AND SUBSIDIARIES

                        FIVE-YEAR SUMMARY (Continued)

(Dollars in millions except per share data)

                                       2001     2000     1999     1998     1997
===============================================================================
Shareholders' equity                 10,825   11,020   11,462   12,316   12,953
 Per share                            13.57    13.18    13.16    13.13    13.31
Common shares outstanding
 (in millions) (c)                    797.9    836.3    870.8    937.9    973.5
===============================================================================
Contractual backlog
Commercial Airplanes               $ 75,850 $ 89,780 $ 72,972 $ 86,057 $ 93,788
Military Aircraft and
 Missile Systems                     17,630   17,113   15,691   17,007
Space and Communications             13,111   13,707   10,585    9,832
                                   -------- -------- -------- --------
Information, Space and Defense
 Systems                             30,741   30,820   26,276   26,839   27,852
-------------------------------------------------------------------------------
Total                              $106,591 $120,600 $ 99,248 $112,896 $121,640
===============================================================================

Cash dividends have been paid on common stock every year since 1942.

(a) The Information, Space, and Defense Systems segment of the Company was reorganized into two segments: the Military Aircraft and Missile Systems segment and the Space and Communications segment, which have been reported as separate business segments since 1998. It is not practicable to determine the Military Aircraft and Missile Systems and the Space and Communications break out of the Information, Space and Defense Systems segment information for 1997.

(b) The Other segment classification was established in 2001 and the years 1998 through 2000 are restated.

(c) Computation excludes treasury shares and the outstanding shares held by the ShareValue Trust.

    Market for Registrant's Common Equity and Related Stockholder Matters

THE BOEING COMPANY WORLD HEADQUARTERS
The Boeing Company
100 North Riverside Plaza
Chicago, IL 60606-1596
(312) 544-2000

TRANSFER AGENT, REGISTRAR, DIVIDEND PAYING AGENT AND PLAN ADMINISTRATOR
The transfer agent is responsible for shareholder records, issuance of stock certificates, distribution of dividends and IRS Form 1099. Requests concerning these or other related shareholder matters are most efficiently answered by contacting EquiServe Trust Company, N.A.

EquiServe
P.O. Box 43010
Providence, RI 02940-3010
(888) 777-0923 (toll-free for domestic U.S. callers)
(781) 575-3400 (non-U.S. callers may call collect)

Boeing registered shareholders can also obtain answers to frequently asked questions, on such topics as transfer instructions, the replacement of lost certificates, consolidation of accounts and book entry shares through EquiServe's home page on the World Wide Web at http://www.equiserve.com.

Registered shareholders also have secure Internet access to their own accounts through EquiServe's home page (see above website address). They can view their account history, change their address, certify their tax identification number, request duplicate statements, make additional investments and download a variety of forms related to stock transactions. If you are a registered shareholder and want Internet access and either need a password or have lost your password, please either log onto EquiServe's website or call one of the EquiServe phone numbers shown above.

ANNUAL MEETING
The annual meeting of Boeing shareholders is scheduled to be held on Monday, April 29, 2002. Details are provided in the proxy statement.

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

WRITTEN INQUIRIES MAY BE SENT TO:
Shareholder Services            Investor Relations
The Boeing Company              The Boeing Company
Mail Code 5003-1001             Mail Code 5003-5016
100 N. Riverside Plaza          100 N. Riverside Plaza
Chicago, IL 60606-1596          Chicago, IL 60606-1596

COMPANY SHAREHOLDER SERVICES
Pre-recorded shareholder information is available toll-free from Boeing Shareholder Services at (800) 457-7723. You may also speak to a Boeing Shareholder Services representative at (312) 544-2835 between 8:00 a.m. and 4:30 p.m. Central Time.

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

CHANGE OF ADDRESS
For Boeing registered shareholders:
Call EquiServe at (888) 777-0923
or log onto your account at
http://www.equiserve.com,
or write to EquiServe
P.O. Box 43010
Providence, RI 02940-3010

For Boeing beneficial owners:
Contact your brokerage firm or bank to give notice of your change of address.

STOCK EXCHANGES
The Company's common stock is traded principally on the New York Stock Exchange; the trading symbol is BA. Boeing common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo stock exchanges. Additionally, the stock is traded without being listed, on the Boston, Chicago, Cincinnati, Pacific and Philadelphia exchanges.

GENERAL AUDITORS
Deloitte & Touche LLP
180 N. Stetson Avenue
Chicago, IL 60601-6779
(312) 946-3000                       116

EQUAL OPPORTUNITY EMPLOYER
Boeing is an equal opportunity employer and seeks to attract and retain the best-qualified people regardless of race, color, religion, national origin, gender, sexual orientation, age, disability, or status as a disabled or Vietnam Era Veteran.

             (10) (i)  U.S. $ 3 Billion 364-Day Credit Agreement


                               THE BOEING COMPANY

                                    364-DAY
                               CREDIT AGREEMENT

                                     among
                               THE BOEING COMPANY
                 for itself and on behalf of its Subsidiaries,
                                 as a Borrower
                            THE LENDERS PARTY HERETO
                                 CITIBANK, N.A.,
                             as Administrative Agent
                             JPMORGAN CHASE BANK,
                             as Syndication Agent
                                     and
                           SALOMON SMITH BARNEY INC.
                                     and
                           JPMORGAN SECURITIES, INC.,
               as Joint Lead Arrangers and Joint Book Managers
                        dated as of November 23, 2001







                               TABLE OF CONTENTS
      Article and Section                                         Page
      ARTICLE 1 DEFINITIONS
        1.1  Definitions                                             2
        1.2  Use of Defined Terms; References                        2
        1.3  Accounting Terms                                        2
      ARTICLE 2 AMOUNTS AND TERMS OF THE ADVANCES
        2.1  Committed Advances                                      2
        2.2  Making Committed Advances                               2
        2.3  Conversion to Term Loans, Repayment                     2
        2.4  Interest Rate on Committed Advances                     2
        2.5  Bid Advances                                            2
        2.6  Lender Assignment or Sale                               2
        2.7  Fees                                                    2
        2.8  Reduction of the Commitments                            2
        2.9  Additional Interest on Eurodollar Rate Committed
               Advances                                              2
        2.10 Eurodollar Interest Rate Determination                  2
        2.11 Voluntary Conversion of Committed Advances              2
        2.12 Prepayments                                             2
        2.13 Increases in Costs                                      2
        2.14 Taxes                                                   2
        2.15 Illegality                                              2
        2.16 Payments and Computations                               2
        2.17 Sharing of Payments, Etc.                               2
        2.18 Evidence of Debt                                        2
        2.19 Alteration of Commitments and Addition of Lenders       2

        2.20 Assignments; Sales of Participations and
               Other Interests in Advances
        2.21 Extension of Termination Date                           2
        2.22 Subsidiary Borrowers                                    2
      ARTICLE 3 REPRESENTATIONS AND WARRANTIES
        3.1  Representations and Warranties by the Borrowers         2
      ARTICLE 4 COVENANTS OF TBC
        4.1  Affirmative Covenants of TBC                            2
        4.2  General Negative Covenants of TBC                       2
        4.3  Financial Statement Terms                               2
        4.4  Waivers of Covenants                                    2
      ARTICLE 5 CONDITIONS PRECEDENT TO BORROWINGS
        5.1  Conditions Precedent to the Initial Borrowing of TBC    2
        5.2  Conditions Precedent to Each Committed Borrowing of TBC 2
        5.3  Conditions Precedent to Each Bid Borrowing of TBC       2
5.4 Conditions Precedent to the Initial Borrowing
               of a Subsidiary Borrower                              2
        5.5  Conditions Precedent to Each Committed
               Borrowing of a Subsidiary Borrower                    2
        5.6  Conditions Precedent to Each Bid Borrowing
               of a Subsidiary Borrower                              2
      ARTICLE 6 EVENTS OF DEFAULT
        6.1  Events of Default                                       2
        6.2  Lenders' Rights upon Borrower Default                   2
      ARTICLE 7 THE AGENT
        7.1  Authorization and Action                                2
        7.2  Agent's Reliance, Etc.                                  2
        7.3  Citibank, N.A. and its Affiliates                       2
        7.4  Lender Credit Decision                                  2
        7.5  Indemnification                                         2
        7.6  Successor Agent                                         2
        7.7  Certain Obligations May Be Performed by Affiliates      2
      ARTICLE 8 MISCELLANEOUS
        8.1  Modification, Consents and Waivers                      2
        8.2  Notices                                                 2
        8.3  Costs, Expenses and Taxes.                              2
        8.4  Binding Effect                                          2
        8.5  Severability                                            2
        8.6  Governing Law                                           2
        8.7  Headings                                                2
        8.8  Execution in Counterparts                               2
        8.9  Right of Set-Off                                        2
        8.10 Confidentiality                                         2
        8.11 Agreement in Effect                                     2
             Exhibit A-1  -  Committed Note
             Exhibit A-2  -  Bid Note
             Exhibit B-1  -  Notice of Committed Borrowing
             Exhibit B-2  -  Notice of Bid Borrowing
             Exhibit C    -  Request for Alteration
             Exhibit D    -  Borrower Subsidiary Letter
             Exhibit E    -  Extension Request
             Exhibit F    -  Continuation Notice
             Exhibit G    -  Opinion of Counsel of the Company
             Exhibit H    -  Opinion of Counsel for Agent
             Exhibit I    -  Opinion of in-house counsel to Subsidiary Borrower
             Exhibit J    -  Guaranty of TBC
             Exhibit K    -  Opinion of Counsel to TBC
             Schedule I   -  Commitments

                                CREDIT AGREEMENT
                          Dated as of November 23, 2001
THE BOEING COMPANY, a Delaware corporation ("TBC" or the "Company"), for itself and on behalf of the other BORROWERS (as defined below), the LENDERS (as defined below), SALOMON SMITH BARNEY INC. and JPMORGAN SECURITIES INC., as joint lead arrangers and joint book managers, JPMORGAN CHASE BANK, as syndication agent, and CITIBANK, N.A., in its capacity as administrative agent for the Lenders (in such capacity, the "Agent"), agree as follows:

                                    Article 1

                                   Definitions
1.1 Definitions. As used in this Agreement, the following terms have the respective meanings set out below:

"2000 Credit Agreement" means the Bank Credit Agreement, dated as of September 27, 2000, as amended and restated as of September 24, 2001, by and among TBC, Citibank, N.A., as administrative agent, and certain other banks as lenders.

"Advance" means a Committed Advance or a Bid Advance.

"Agent" means Citibank, N.A. acting in its capacity as administrative agent for the Lenders, or any successor administrative agent appointed pursuant to
Section 7.6.

"Agent's Account" means the account of the Agent maintained by the Agent with Citibank, N.A., at its office at 388 Greenwich Street, New York, New York 10013, Account 36852248, Attention: Mr. Brian Maxwell.

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

"Applicable Margin" means,
     (i)  with respect to Base Rate Advances, 0% per annum; and
     (ii) with respect to Eurodollar Rate Advances for any date, a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

     Level   Public Debt Rating:          Applicable        Applicable
              S&P and Moody's           Margin Through      Margin After
                                        the Termination    the Termination
                                            Date                 Date

     Level I   A+ by S&P or A1 by           0.110%              0.250%
               Moody's or above

     Level II   less than Level I           0.240%              0.400%
                but at least A by
                S&P or A2 by Moody's

     Level III   less than Level II         0.280%              0.500%
                 but at least A- by
                 S&P or A3 by Moody's

     Level IV   less than Level III         0.350%              0.675%
                but at least BBB+ by
                S&P or Baa1 by Moody's

     Level V   less than Level IV           0.475%              0.875%

     provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Margin shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Margin shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Margin for each Interest Period or each other period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Margin in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Margin thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Margin in effect immediately prior to such cessation or (b) otherwise, the

     Applicable Margin as set forth under Level V above; and provided further that in the event and during the continuance of an Event of Default, the Applicable Margin shall immediately increase by 1.0% above the Applicable Margin then in effect, and, in the case of a Eurodollar Rate Advance, such Advance shall automatically convert to a Base Rate Advance at the end of the Interest Period then in effect for such Eurodollar Rate Advance.

"Applicable Percentage" means, for any date, a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

     Level     Public Debt Rating: S&P and Moody's        Applicable Percentage

     Level I   A+ by S&P or A1 by Moody's or above               0.040%

     Level II  less than Level I                                 0.060%
               but at least A by S&P or A2 by Moody's

     Level III less than Level II                                0.070%
               but at least A- by S&P or A3 by Moody's

     Level IV  less than Level III                               0.100%
               but at least BBB+ by S&P or Baa1 by Moody's

     Level V   less than Level IV                                0.125%

     provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Percentage shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Percentage shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Percentage for each period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Percentage in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Percentage thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Percentage in effect immediately prior to such cessation or (b) otherwise, the Applicable Percentage as set forth under Level V above.

"Applicable Utilization Fee" means, for any date that the aggregate outstanding
     Advances exceed 25% of the aggregate Commitments, a fluctuating per annum rate equal to the then-applicable rate set forth in the pricing grid below, depending upon the rating of the long-term senior unsecured debt of TBC then in effect:

     Level      Public Debt Rating: S&P and Moody's           Applicable
                                                            Utilization Fee

     Level I    A+ by S&P or A1 by Moody's or above              0.100%

     Level II   less than Level I                                0.100%
                but at least A by S&P or A2 by Moody's

     Level III  less than Level II                               0.150%
                but at least A- by S&P or A3 by Moody's

     Level IV   less than Level III                              0.225%
                but at least BBB+ by S&P or Baa1 by Moody's

     Level V    less than Level IV                               0.275%

     provided, however, that if the ratings from S&P and Moody's fall within different levels, then the Applicable Utilization Fee shall be based on the higher of the two ratings except that, if the lower of such ratings is more than one level below the higher of such ratings, the Applicable Utilization Fee shall be determined based on the level above the lower of such ratings, and provided further that if, at any time, no rating is available from S&P and Moody's or any other nationally recognized statistical rating organization designated by TBC and approved in writing by the Majority Lenders, the Applicable Utilization Fee for each period commencing during the thirty days following such ratings becoming unavailable shall be the Applicable Utilization Fee in effect immediately prior to such ratings becoming unavailable. Thereafter, the rating to be used until ratings from S&P and Moody's become available shall be as agreed between TBC and the Agent, and TBC and the Agent shall use good faith efforts to reach such agreement within such thirty-day period, provided, however, that if no such agreement is reached within such thirty-day period the Applicable Utilization Fee thereafter, until such agreement is reached, shall be (a) if any such rating has become unavailable as a result of S&P or Moody's ceasing its business as a rating agency, the Applicable Utilization Fee in effect immediately prior to such cessation or (b) otherwise, the Applicable Utilization Fee as set forth under Level V above.

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

"Lender", subject to Section 2.20, means any of the institutions that is a signatory hereto or that, pursuant to Section 2.13, 2.19, 2.20 or 2.21, becomes a "Lender" hereunder."Majority Lenders" means Lenders having greater than 50% of the total Commitments or, if the Commitments have been terminated in full, Lenders holding greater than 50% of the then aggregate unpaid principal amount of the Advances.

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

"Reference Banks" means JPMorgan Chase Bank, Citibank, N.A., Bank of America,
     N.A., and Deutsche Bank AG.

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

"Termination Date" means the earlier to occur of (i) November 22, 2002, as such date may be extended from time to time pursuant to Section 2.21, and (ii) the date of termination in whole of the Commitments pursuant to Section 2.8 or Section 6.2.

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

     (v) no Lender shall have the right to assign its rights in any outstanding Term Loan; and

     (vi) no Facility Fees or utilization fees shall accrue or be payable after the Termination Date.

2.4 Interest Rate on Committed Advances. Each Borrower shall pay interest on the unpaid principal amount of each of its Committed Advances from the date of such Committed Advance until such principal amount is paid in full, at the following rates per annum:

     (i) during each period in which such Committed Advance is a Base Rate Advance, at a rate per annum equal at all times to the Base Rate in effect from time to time plus the Applicable Margin plus the Applicable Utilization Fee, if any, payable quarterly in arrears on the first day of each January, April, July and October and on the Termination Date, or, if such Borrower has exercised the Term Loan Conversion Option, the Maturity Date, and

     (ii) during each period in which such Committed Advance is a Eurodollar Rate Advance, at a rate per annum equal at all times during each relevant Interest Period for such Committed Advance to the Eurodollar Rate for such Interest Period plus the Applicable Margin plus the Applicable Utilization Fee, if any, payable on the last day of each such Interest Period, and if such Interest Period has a duration of more than three months, quarterly on each day during such Interest Period that is three months from either (A) the first day of such Interest Period or
           (B) the last such interest payment date and on the date such Committed Advance is Converted or paid in full.

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

2.7 Fees. TBC agrees to pay to the Agent for the account of each Lender a facility fee ("Facility Fee") on such Lender's Commitment, without regard to usage. The Facility Fee shall be payable for the periods from the date hereof in the case of each Lender named in Schedule I, and from the effective date on which any other Lender becomes party hereto, until the Termination Date (or such earlier date on which such Lender ceases to be a party hereto) at the rate per annum equal to the Applicable Percentage in effect from time to time. Facility Fees shall be payable in arrears on each January 1, April 1, July 1 and October 1 during the term of this Agreement until and on the Termination Date. The amount of the Facility Fee payable on January 1, 2002 and on the Termination Date shall be prorated based on the actual number of days elapsed either since the date hereof (in the case of the January 1, 2002 payment) or since the date on which the last payment in respect of the Facility Fee was made (in the case of the payment made on the Termination Date).

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

(c) Indemnification as to Taxes. Each Borrower shall indemnify each Lender and the Agent for and hold it harmless against the full amount of Taxes and Other Taxes, and for the full amount of taxes of any kind imposed by any jurisdiction on amounts payable under this Section 2.14, imposed on or paid by such Lender or the Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within 30 days from the date such Lender or the Agent (as the case may be) makes written demand
     therefor.                       143

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

(b) Computation of Interest and Fees. All computations of interest based on the Base Rate and utilization fees shall be made by the Agent on the basis of a year of 365 or 366 days, as the case may be. All computations of interest based on the Eurodollar Rate or the Federal Funds Rate and of Facility Fees shall be made by the Agent, and all computations of interest pursuant to Section 2.9 shall be made by a Lender, on the basis of a year of 360 days, in each case for the actual number of days (including the first day but excluding the last day) occurring in the period for which such interest or fees are payable. Each determination by the Agent (or, in the case of Section 2.9, by a Lender) of an interest rate hereunder shall be conclusive and binding for all purposes, absent manifest error.

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

(b) Conditions to Alteration. The Agent may execute any such agreement without the prior consent of any Lender other than the Lender affected, provided, however, that if at the time the Agent proposes to execute such agreement or (A) TBC's long-term senior unsecured debt is rated lower than A- by S&P or lower than A3 by Moody's and (B) a Default has occurred and is continuing, then the Agent shall not execute any such agreement unless it has first obtained the prior written consent of the Majority Lenders, and provided further that the Agent shall not execute any such agreement without the prior written consent of the Majority Lenders if such agreement would increase the total of the Commitments to an amount in excess of $3,000,000,000 or, pursuant to Section 2.19(c), $3,200,000,000.

(c) Increase Total Commitment. The Company has the right, once prior to the initial Termination Date (and, if the Termination Date is extended pursuant to Section 2.21, once following such extension), to increase the total of the Commitments through a Request for Alteration, in minimum increments of $50,000,000, up to a maximum aggregate of Commitments of $3,200,000,000, provided that, in addition to the requirements specified in Section 2.19(b), at the time of and after giving effect to an increase, TBC's long-term senior unsecured non-credit-enhanced debt ratings from Moody's and S&P are better than or equal to A3 and A-, respectively. The Company may offer the increases to

     (i) the Lenders, and each Lender shall have the right, but no obligation, to increase its Commitment, by giving notice thereof to the Agent, to all or a portion of the proposed increase (the "Proposed Increased Commitment"), allocations to be based on the ratio of each Lender's Proposed Increased Commitment, if any, to the aggregate of all Proposed Increased Commitments, and

     (ii) third party financial institutions acceptable to the Agent, provided that the minimum commitment of each such institution equals or exceeds $50,000,000.

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

     (v) The aggregate amount of the Commitment assigned pursuant to all such assignments of such Lender (after giving effect to such assignment) shall in no event exceed 50% (except in the case of a Required Assignment) of all such Lender's Commitment (as set forth in Schedule I, in the case of each Lender that is a party hereto as of November 23, 2001, or as set forth in the Register as the aggregate Commitment assigned to such Lender pursuant to one or more assignments, in the case of any assignee); and

     (vi) No Lender shall be obligated to make a Required Assignment unless such Lender has received payments in an aggregate amount at least equal to the outstanding principal amount of all Committed Advances being assigned, together with accrued interest thereon to the date of payment of such principal amount and all other amounts payable to such Lender under this Agreement (including without limitation
           Section 2.12(c), provided that such Lender shall receive its pro rata share of the Facility Fee on the next date on which the Facility Fee is payable).

(b) Effect of Lender Assignment. From and after the effective date of any assignment pursuant to Section 2.20(a), (i) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned to it pursuant to such assignment, it shall have the rights and obligations of a Lender hereunder except that such assignee may not elect to assign any of its rights and obligations under this Agreement acquired by such assignment for a period of nine months following the effective date specified in such assignment and (ii) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned by it pursuant to such assignment, relinquish its rights (other than its rights under Section 2.13, 2.14, 2.19 or 8.3 to the extent any claim thereunder relates to an event arising prior to such assignment) and be released from its obligations under this Agreement (and, in the case of an assignment covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).

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

(e) Consolidated Statements. The Consolidated statement of financial position as of December 31, 2000 and the related Consolidated statement of earnings and retained earnings for the year then ended (copies of which have been furnished to each Lender) correctly set forth the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such year. The Consolidated statement of financial position as of September 30, 2001 and the related Consolidated statement of earnings and retained earnings for the nine month period then ended (copies of which have been furnished to each Lender) correctly set forth, subject to year-end audit adjustments, the Consolidated financial condition of TBC and its Subsidiaries as of such date and the result of the Consolidated operations for such nine month period.

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

(h) No Material Adverse Change. There has been no material adverse change in the Company's financial condition or results of operations since December 31, 2000 that is likely to impair the ability of the Company to repay the Advances.

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

     (7) liens on assets of a Person existing at the time such Person is merged into or consolidated with TBC or a Subsidiary of TBC or at the time of purchase, lease, or acquisition of the property or Voting Stock of such Person as an entirety or substantially as an entirety by TBC or a Subsidiary of TBC, whether or not any Debt secured by such liens is assumed by TBC or such Subsidiary, provided that such liens are not created in anticipation of such purchase, lease, acquisition or merger;

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

(e) Termination of 2000 Agreement. TBC shall have terminated in whole the commitments of the banks parties to the 2000 Credit Agreement; and

(f) Satisfaction of 2000 Agreement Obligations. TBC and its Subsidiaries shall have satisfied all of their respective obligations under the 2000 Credit
    Agreement including, without limitation, the payment of all fees under such agreement.

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

     (ii) as of each such date no event has occurred and is continuing, or would result from the proposed Bid Borrowing, which constitutes a Default; and

     (iii) no event has occurred andno circumstance exists as a result of which any information concerning TBC that has been provided by TBC to the Agent or the Lenders in connection with such Bid Borrowing would include an untrue statement of a material fact or omit to state any material fact or any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

5.4 Conditions Precedent to the Initial Borrowing of a Subsidiary Borrower.The obligation of each Lender to make its initial Advance to any particular Subsidiary Borrower is subject to the receipt by the Agent, on or before the day of the initial Borrowing by such Subsidiary Borrower, of all of the following, each dated on or prior to the day of the initial Borrowing, in form and substance satisfactory to the Agent and its counsel:

(a) Borrower Subsidiary Letter. A Borrower Subsidiary Letter, substantially in the form of Exhibit D, executed by such Subsidiary Borrower and TBC;

(b) Documentation. Copies of all documents, certified by an officer of the Subsidiary Borrower, evidencing necessary corporate action by the Subsidiary Borrower and governmental approvals, if any, with respect to this Agreement and any Notes;

(c) Officer's Certificate. A certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower which certifies the names of the officers of the Subsidiary Borrower authorized to sign the Notes and the other documents to be delivered hereunder, together with true specimen signatures ofsuch officers and facsimile signatures of officers authorized to sign by facsimile signature (on which certificate each Lender may conclusively rely until it receives a further certificate of the Secretary or an Assistant Secretary of TBC or the Subsidiary Borrower canceling or amending the prior certificate and submitting signatures of the officers named in such further certificate);

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

5.5 Conditions Precedent to Each Committed Borrowing of a Subsidiary Borrower. The obligation of each Lender to make a Committed Advance to a Subsidiary Borrower onthe occasion of each Committed Borrowing (including the initial Borrowing) is subject to the further conditions precedent that on the date of the request for such Committed Borrowing and the date of such Borrowing the following statements shall be true, and each of the giving of the applicable Notice of Committed Borrowing and the acceptance by such Subsidiary Borrower of the proceeds of such Committed Borrowing shall be

(a)  a representation by such Subsidiary Borrower that:

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

5.6 Conditions Precedent to Each Bid Borrowing of a Subsidiary Borrower. The obligation of any Lender to make a Bid Advance to any particular Subsid- -iary Borrower on the occasion of each Bid Borrowing (including the initial Borrowing) is subject to the further conditions precedent that:

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

(d) Failure by TBC to pay when due (i) any obligation for the payment of borrowed money on any regularly scheduled payment date or following acceleration thereof or (ii)any other monetary obligation if the aggregate unpaid principal amount of the obligations with respect to which such failure to pay or acceleration occurred equals or exceeds $50,000,000 and such failure is not remedied within 5 Business Days after TBC receives notice thereof from the Agent or the creditor on such obligation.

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

     (3)  incurs liability under Title IV of ERISA

         (A) in excess of $50,000,000 in the aggregate as a result of the Company or any Subsidiary or any Person that is a member of the "controlled group"(as defined in Section 4001(a)(14) of ERISA) of the Company or any Subsidiary having filed a notice of intent to terminate any employee pension benefit plan under the "distress termination" provision of Section 4041 of ERISA or

         (B) in excess of $50,000,000 in the aggregate as a result of the Pen-sion Benefit Guaranty Corporation having instituted proceedings to terminate, or to have a trustee appointed to administer, any such plan.

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

     (1)  the insolvency or bankruptcy of TBC,

     (2)  the cessation by TBC of the payment of its Debts as they mature,

     (3)  the making of an assignment for the benefit of the creditors of TBC,

     (4) the appointment of a trustee or receiver or liquidator for TBC or for a substantial part of its property, or

     (5) the institution of bankruptcy, reorganization, arrangement insolvency or similar proceedings by or against TBC under the laws of any jurisdiction in which TBC is organized or has material business, operations or assets.

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

(b) declare the Advances, all interest thereon, and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Advances, all such interest and all such other amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers, provided, however, that in the event of an actual or deemed entry of an order for relief with respect toany Borrower under the Federal Bankruptcy Code (whether in connection with a voluntary or an involuntary case), (i) the obligation of each Lender to make Advances shall automatically be terminated and (ii) the payment obligations of the Borrowers with respect to Advances, all such interest, and all such amount shall automatically become and be due and payable, without presentment, demand, protest, or any notice of any kind, all of which are hereby expressly waived by the Borrowers.

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

7.3 Citibank, N.A. and its Affiliates. With respect to its Commitment, the Advances made by it, and any Notes issued to it, Citibank, N.A. shall have the same rights and powers under this Agreement as any other Lender andmay exercise the same as though it were not the Agent hereunder; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Citibank, N.A., in its individual capacity. Citibank, N.A. and its Affiliates may accept deposits from, lend money to, accept drafts drawn by, act as trustee under indentures of, and generally engage in any kind of business with, the Company, any of its Subsidiaries and any person or entity who may do business with or own securities of the Company or any Subsidiary, all as if Citibank, N.A. were not the Agent hereunder and without any duty to account therefor to the other Lenders.

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

7.5 Indemnification. The Lenders agree to indemnify the Agent (to the extent not reimbursed by TBC or any other Borrower), ratably according to the respective principal amounts of the Committed Advances then made by each of them (or if no Committed Advances are at the time outstanding or if interests in any Committed Advances are held by persons which are not Lenders, ratably according to the respective amounts of their Commitments) from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against the Agent in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent under this Agreement (collectively, the "Indemnified Costs"), provided that no Lender shall be liable for any portion of the Indemnified Costs resulting from the Agent's gross negligence or willful misconduct. Without limitation of the foregoing, each Lender agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including counsel fees) incurred by the Agent in connection with the preparation, execution, delivery, administration, modification, amendment or enforcement (whether through negotiations, legal proceedings or otherwise) of, or legal advice in respect of rights or responsibilities under, this Agreement to the extent that the Agent is not reimbursed for such expenses by TBC or any other Borrower. In the case of any investigation, litigation or proceeding giving rise to any Indemnified Costs, this Section 7.5 applies whether any such investigation, litigation or proceeding is brought by the Agent, any Lender or a third party.

7.6 Successor Agent. The Agent may resign at any time by giving written notice thereof to the Lenders and TBC and may be removed at any time with or without cause by the Majority Lenders. Upon any such resignation or TBC removal, the Majority Lenders shall have the right, with the consent of (if no Event of Default has occurred and is continuing), which shall not be unreasonably withheld, to appoint a successor Agent, which shall be commercial bank organized or licensed under the laws of the United States of America or of any state thereof and having a combined capital and surplus of at least $50,000,000. If no successor Agent has been so appointed by the Majority Lenders, and has accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation or the removal of the retiring Agent as provided herein, then the retiring Agent may, on behalf of the Lenders, appoint a successor Agent which meets the requirements set out in the previous sentence. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Article 7 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

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

          Citibank, N.A.
          Two Penns Way, Suite 200
          New Castle, Delaware  19720
          Attention:  Lender Loans Syndications Department

               facsimile number (302) 894-6120;

     if to any Borrower,

          care of The Boeing Company
          100 N. Riverside
          Mail Code: 5003 3648
          Chicago, Illinois
          Attention:  Treasurer

               facsimile number (312) 544-2829

     if to any Lender, to its office at the address given on the signature pages of this Agreement; or,

     as to each party, at such other address as designated by such party in a written notice to each other party referring specifically to this Agreement.

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

     (ii) the making of the request or the granting of the consent specified by
          Section 6.2 to authorize the Agent to declare any Advances due and payable pursuant to the provisions of Section 6.2,

     to the fullest extent permitted by law, without notice to any Borrower (any such notice being expressly waived by each Borrower), to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender or such Affiliate to or for the credit or the account of any Borrower against any and all of the obligations to such Lender or such Affiliate of such Borrower now or hereafter existing under this Agreement and any Notes held by such Lender, whether or not such Lender has made a demand under this Agreement or such Notes and although such obligations may be unmatured. Each Lender shall promptly notify any Borrower after any such setoff and application made by such Lender, provided that the failure to give such notice shall not affect the validity of such setoff and application. The rights of each Lender under this Section are in addition to other rights and remedies (including, without limitation, other rights of setoff) which such Lender and its Affiliates may have.

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

                                   By___________________________________
                                   Title: Assistant Treasurer

                                   CITIBANK, N.A., Individually and
                                   as Agent

                                   By____________________________________
                                     Name:
                                    Title:

                                  JPMORGAN CHASE BANK

                                  By____________________________________
                                    Name:
                                    Title:

                                  Co-Documentation Agents

                                  BANK OF AMERICA, N.A.

                                  By___________________________________
                                    Name:
                                    Title:

                                  DEUTSCHE BANK AG NEW YORK BRANCH

                                  By___________________________________
                                    Name:
                                    Title:

                                  By___________________________________
                                    Name:
                                    Title:

                                  MITSUBISHI TOKYO FINANCIAL GROUP, INC.

                                  THE BANK OF TOKYO-MITSUBISHI, LTD.

                                  By___________________________________
                                    Name:
                                    Title:

                                  THE MITSUBISHI TRUST AND BANKING CORPORATION

                                  By___________________________________
                                    Name:
                                    Title:
                                  Senior Managing Agents

                                  THE INDUSTRIAL BANK OF JAPAN, LIMITED

                                  By___________________________________
                                    Name:
                                    Title:

                                  WACHOVIA BANK, N.A.

                                  By___________________________________
                                    Name:
                                    Title:

                                  THE BANK OF NEW YORK

                                  By___________________________________
                                    Name:
                                    Title:

                                  CREDIT SUISSE FIRST BOSTON

                                  By___________________________________
                                    Name:
                                    Title:

                                  SUMITOMO MITSUI BANKING CORPORATION

                                  By___________________________________
                                    Name:
                                    Title:

                                  Managing Agents

                                  BANK ONE, NA

                                  By___________________________________
                                    Name:
                                    Title:

                                  BARCLAYS BANK PLC

                                  By___________________________________
                                    Name:
                                    Title:

                                  BAYERISCHE LANDESBANK
                                  GIROZENTRALE, CAYMAN ISLAND BRANCH

                                  By___________________________________
                                    Name:
                                    Title:

                                  BNP PARIBAS

                                  By___________________________________
                                    Name:
                                    Title:

                                  By___________________________________
                                    Name:
                                    Title:

                                  CREDIT LYONNAIS NEW YORK BRANCH

                                  By___________________________________
                                    Name:
                                    Title:

                                  FLEET NATIONAL BANK

                                  By___________________________________
                                    Name:
                                    Title:

                                  THE ROYAL BANK OF SCOTLAND PLC

                                  By___________________________________
                                    Name:
                                    Title:

                                  Lenders

                                  ABN AMRO BANK, N.V.

                                  By___________________________________
                                    Name:
                                    Title:

                                  AUSTRALIA AND NEW ZEALAND BANKING
                                  GROUP LIMITED

                                  By___________________________________
                                    Name:
                                    Title:

                                  BANCO BILBAO VIZCAYA ARGENTARIA

                                  By___________________________________
                                    Name:
                                    Title:

                                  DEUTSCHE VERKEHRSBANK AG

                                  By___________________________________
                                    Name:
                                    Title:

                                  INTESABCI

                                  By___________________________________
                                    Name:
                                    Title:

                                  MERRILL LYNCH BANK USA

                                  By___________________________________
                                    Name:
                                    Title:

                                  PNC BANK, N.A.

                                  By___________________________________
                                    Name:
                                    Title:

                                  ROYAL BANK OF CANADA

                                  By___________________________________
                                    Name:
                                    Title:

                                  STANDARD CHARTERED BANK

                                  By___________________________________
                                    Name:
                                    Title:

                                  By___________________________________
                                    Name:
                                    Title:

                                  U.S. BANK NATIONAL ASSOCIATION

                                  By___________________________________
                                    Name:
                                    Title:

                                  WESTDEUTSCHE LANDESBANK
                                  GIROZENTRALE, NEW YORK BRANCH

                                  By___________________________________
                                    Name:
                                    Title:

                                  UBS A.G. STAMFORD BRANCH

                                  By___________________________________
                                    Name:
                                    Title:

                                  By___________________________________
                                    Name:
                                    Title:



                                  SCHEDULE I
                          APPLICABLE LENDING OFFICES


   Name of                        Domestic                Eurodollar
Initial Lender  Commitment      Lending Office          Lending Office

ABN Amro        $50,000,000   208 South LaSalle        208 South LaSalle
Bank, N.V.                    Suite 1500               Suite 1500
                              Chicago, IL  60604       Chicago, IL  60604
                              Attn:  Dominic Blea      Attn:  Dominic Blea
                              T:  312 992-5176         T:  312 992-5176
                              F:  312 992-5111         F:  312 992-5111

Australia and   $23,800,000   1177 Ave of the Americas 1177 Ave of the Americas
New Zealand                   6th Floor                6th Floor
Banking Group                 New York, NY  10036      New York, NY  10036
Limited                       Attn:  Peter Gray        Attn:  Peter Gray
                              T:  212 801-9739         T:  212 801-9739
                              F:  212 556-4839         F:  212 556-4839

Banco Bilbao    $25,000,000   1345 Ave of the Americas 1345 Ave of the Americas
Vizcaya                       45th Floor               45th Floor
                              New York, NY  10105      New York, NY  10105
                              Attn: Santiago Hernandez Attn: Santiago Hernandez
                              T:  212 728-1677         T:  212 728-1677
                              F:  212 333-2904         F:  212 333-2904

Bank One, NA   $100,000,000  One Bank One Plaza        One Bank One Plaza
                             Chicago, IL  60670        Chicago, IL  60670
                             Attn:  Jamie Leung        Attn:  Jamie Leung
                             T:  312 732-1707          T:  312 732-1707
                             F:  312 732-3537          F:  312 732-3537

Bank of        $210,000,000  1850 Gateway Blvd.        1850 Gateway Blvd.
America, N.A.                CA4-707-05-11             CA4-707-05-11
                             Concord, CA  94520        Concord, CA  94520
                             Attn:  Vilma Tang         Attn:  Vilma Tang
                             T:  925 675-7336          T:  925 675-7336
                             F:  925 969-2865          F:  925 969-2865

The Bank of    $125,000,000  One Wall Street,          One Wall Street
New York                     22nd Floor                22nd Floor
                             New York, NY  10005       New York, NY  10005
                             Attn:  Dawn Hertling      Attn:  Dawn Hertling
                             T:  212 635-6742          T:  212 635-6742
                             F:  212 635-6399          F:  212 635-6399

The Bank of    $120,000,000  1201 3rd Avenue           1201 3rd Avenue
Tokyo-                       Suite 1100                Suite 1100
Mitsubishi, Ltd.             Seattle, WA  98101        Seattle, WA  98101
                             Attn:  Kosuke Takahashi   Attn:  Kosuke Takahashi
                             T:  206 382-6049          T:  206 382-6049
                             F:  206 382-6067          F:  206 382-6067

Barclays       $100,000,000  222 Broadway-11th Floor   222 Broadway-11th Floor
Bank PLC                     New York, NY 10038        New York, NY 10038
                             Attn: Chimatra Michael    Attn: Chimatra Michael
                             T:  212 412-3161          T:  212 412-3161
                             F: 212 412-5306           F:  212 412-5306

Bayerische     $100,000,000  560 Lexington Avenue      560 Lexington Avenue
Landesbank                   New York, NY  10022       New York, NY  10022
Girozantrale,                Attn:  James Fox          Attn:  James Fox
New York Branch              T:  212 310-9986          T:  212 310-9986
                             F:  212 310-9868          F:  212 310-9868

BNP Paribas    $100,000,000  209 South LaSalle         209 South LaSalle
                             Suite 500                 Suite 500
                             Chicago, IL 60604         Chicago, IL  60604
                             Attn:  Catherine Lui      Attn:  Catherine Lui
                             T:  312 977-2200          T:  312 977-2200
                             F:  312 977-1380          F:  312 977-1380

Citibank, N.A. $238,400,000  399 Park Avenue           399 Park Avenue
                             12th Floor, Zone 2        12th Floor, Zone 2
                             New York, NY  10043       New York, NY  10043
                             Attn:  Philippa Portnoy   Attn:  Philippa Portnoy
                             T:  212 559-5812          T:  212 559-5812
                             F:  212 793-1246          F:  212 793-1246

Credit         $100,000,000  1301 Ave of the Americas  1301 Ave of the Americas
Lyonnais                     New York, NY  10019       New York, NY  10019
New York Branch              Attn:  Bertrand Cousin    Attn:  Bertrand Cousin
                             T:  212 261-7363          T:  212 261-7363
                             F:  212 261-7368          F:  212 261-7368

Credit Suisse  $150,000,000  11 Madison Avenue         11 Madison Avenue
First Boston                 New York, NY  10010       New York, NY  10010
                             Attn:  Robert Finney      Attn:  Robert Finney
                             T:  212 325-9038          T:  212 325-9038
                             F:  212 325-8319          F:  212 325-8319

Deutsche Bank  $210,000,000  40 Kingsbridge Road       40 Kingsbridge Road
AG                           Piscataway, NJ 08854      Piscataway, NJ  08854
New York Branch              Attn:  Nelson Lugaro      Attn:  Nelson Lugaro
                             T:  732 981-7439          T:  732 981-7439
                             F:  732 981-7470          F:  732 981-7470

Deutsche       $30,000,000   609 Fifth Avenue          609 Fifth Avenue
VerkehrsBank AG              10th Floor                10th Floor
                             New York, NY  10017       New York, NY  10017
                             Attn:  Volker Fabian      Attn:  Volker Fabian
                             T:  212 588-8864          T:  212 588-8864
                             F:  212 588-8936          F:  212 588-8936

Fleet          $80,000,000   100 Federal Street        100 Federal Street
National Bank                Mailstop: MADE 10010A     Mailstop: Made 10010A
                             Boston, MA  02110         Boston, MA  02110
                             Attn:  Roger Boucher      Attn:  Roger Boucher
                             T:  617 434-3951          T:  617 434-3951
                             F:  617 434-0601          F:  617 434-0601

The Industrial $180,000,000  1251 Ave of the Americas  1251 Ave of the Americas
Bank of Japan,               New York, NY  10020       New York, NY  10020
Limited                      Attn:  Joe Mitarotondo    Attn:  Joe Mitarotondo
                             T:  212 282-4088          T:  212 282-4088
                             F:  212 282-4494          F:  212 282-4494

IntesaBCI      $50,000,000   1 William Street          1 William Street
                             New York, NY 10004        New York, NY  10004
                             Attn:  Frank Maffei       Attn:  Frank Maffei
                             T:  212 607-3880          T:  212 607-3880
                             F:  212 809-2124          F:  212 809-2124

JPMorgan       $238,400,000  60 Wall Street            60 Wall Street
Chase Bank                   New York, NY  10260       New York, NY  10260
                             Attn:  Bob O'sieski       Attn:  Bob O'sieski
                             T:  212 648-0342          T:  212 648-0342
                             F:  212 648-5939          F:  212 648-5939

Merrill Lynch  $50,000,000   15 W. South Temple        15 W. South Temple
Bank USA                     Suite 300                 Suite 300
                             Salt Lake City, UT 84101  Salt Lake City, UT 84101
                             Attn:  Butch Alder        Attn:  Butch Alder
                             T:  801 526-8324          T:  801 526-8324
                             F:  801 531-7470          F:  801 531-7470

Mitsubishi     $90,000,000   520 Madison Avenue        520 Madison Avenue
Trust & Banking              New York, NY  10022       New York, NY  10022
                             Attn:  Joe Shammas        Attn:  Joe Shammas
                             T:  212 891-8451          T:  212 891-8451
                             F:  212 644-6825          F:  212 644-6825

PNC Bank, N.A. $54,400,000   One PNC Plaza             One PNC Plaza
                             249 Fifth Avenue,         249 Fifth Avenue
                             2nd Floor                 2nd Floor
                             Mailstop P1-POPP-2-3      Mailstop P1-POPP-2-3
                             Pittsburgh, PA 15222      Pittsburgh, PA 15222
                             Attn: Philip K. Liebscher Attn: Philip Liebscher
                             T:  (412) 762-3202        T:  (412) 762-3202
                             F:  (412) 762-6484        F:  (412) 762-6484

Royal Bank     $25,000,000   Royal Bank of Canada      Royal Bank of Canada
Of Canada                    Centre                    Centre
                             71 Queen Victoria Street  71 Queen Victoria Street
                             London EC4V 4DE           London EC4V 4DE
                             Attn:  Stephan Sayre      Attn:  Stephan Sayre
                             T:  44 207 653-4625       T:  44 207 653-4625
                             F:  44 207 329-0247       F:  44 207 329-0247

Royal Bank     $100,000,000  Waterhouse Square         Waterhouse Square
Of Scotland                  138-142 Holborn           138-142 Holborn
                             London England            London England
                             EC1N 2TH                  EC1N 2TH
                             Attn:  Andrew Waddington  Attn:  Andrew Waddington
                             T:  44 207 375-8504       T:  44 207 375-8504
                             F:  44 207 375-8282       F:  44 207 375-8282

Standard       $50,000,000   One Evertrust Plaza       One Evertrust Plaza
Chartered Bank               Jersey City, NJ 07302     Jersey City, NJ 07302
                             Attn:  Victoria Faltine   Attn:  Victoria Faltine
                             T:  201 633-3454          T:  201 633-3454
                             F:  201 536-04478         F:  201 536-04478

Sumitomo       $150,000,000  777 South Figueroa        777 South Figueroa
Mitsui                       Suite 2600                Suite 2600
Banking                      Los Angeles, CA  90017    Los Angeles, CA  90017
Corporation                  Attn:  Miriam Delgado     Attn:  Miriam Delgado
                             T:  213 955-0883          T:  213 955-0883
                             F:  213 623-6832          F:  213 623-6832

UBS AG,        $50,000,000   677 Washington Blvd.      677 Washington Blvd.
Stanford Branch              Stanford, CT 06901        Stanford, CT 06901
                             Attn:  Luke Goldsworthy   Attn:  Luke Goldsworthy
                             Banking Product Services  Banking Product Services
                             T:  203 179-0481          T:  203-179-0481
                             F:  203 719-4176          F:  203 719-4176

U.S. Bank      $25,000,000   1420 Fifth Avenue,        1420 Fifth Avenue
National                     11th Floor                11th Floor
Association                  Seattle, WA  98101        Seattle, WA  98101
                             Attn:  James Farmer       Attn:  James Farmer
                             T:  206 587-5237          T:  206 587-5237
                             F:  206 344-3654          F:  206 344-3654

Wachovia Bank $150,000,000   191 Peachtree Street NE   191 Peachtree Street NE
                             Atlanta, GA  30303        Atlanta, GA  30303
                             Attn:  Joe Baschuite      Attn:  Joe Baschuite
                             T:  404 332-5178          T:  404 332-5178
                             F:  404 332-4136          F:  404 332-4136

Westdeutsche   $25,000,000   1211 Ave of the Americas  1211 Ave of the Americas
Landesbank                   New York, NY  10036       New York, NY  10036
                             Attn:  Phil Green         Attn:  Phil Green
                             T:  212 852-6113          T:  212 852-6113
                             F:  212 302-7946          F:  212 302-7946

Total of Commitments: $3,000,000,000

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
2433265 Manitoba Ltd.                                         Manitoba
692567 Ontario Limited                                        Ontario
757UA, Inc.                                                   Delaware
767ER, Inc.                                                   Delaware
ACN 004 471 078 PTY LIMITED                                   Australia
AeroInfo Systems, Inc.                                        British Columbia
AeroSpace Technologies of Australia Limited                   Australia
Aileron Inc.                                                  Delaware
Airspace Safety Analysis Corporation                          Delaware
Akash, Inc.                                                   Delaware
Aldford-1 Corporation                                         Delaware
Astro Limited                                                 Bermuda
Astro-II, Inc.                                                Vermont
Autometric, Inc.                                              Maryland
Autonetics, Inc.                                              Delaware
Aviatek Pty Limited                                           Australia
Bahasa Aircraft Corporation                                   Delaware
BCC (Aircraft Acquisitions) Limited                           United Kingdom
BCC Alpine Leasing, Inc.                                      Delaware
BCC Bayshore Leasing Inc.                                     Delaware
BCC Bolongo Company                                           Delaware
BCC Bolongo Limited                                           Virgin Islands
BCC Bucuti Leasing A.V.V.                                     Aruba
BCC Carbita Point Company                                     Delaware
BCC Carbita Point Limited                                     Virgin Islands
BCC Charlotte Amalie Company                                  Delaware
BCC Charlotte Amalie Limited                                  Virgin Islands
BCC Drakes Passage Company                                    Delaware
BCC Drakes Passage Limited                                    Virgin Islands
BCC Dublin Leasing                                            Ireland
BCC Equipment Leasing Corporation                             Delaware
BCC Hamilton                                                  Delaware
BCC Grand Cayman Limited                                      British West
                                                               Indies
BCC Lindbergh Bay Company                                     Delaware
BCC Lindbergh Bay Limited                                     Virgin Islands
BCC Mafolie Hill Company                                      Delaware
BCC Mafolie Hill Limited                                      Virgin Islands
BCC Magens Bay Company                                        Delaware
BCC Magens Bay Limited                                        Virgin Islands
BCC Mahogany Company                                          Delaware
BCC Mahogany Limited                                          Virgin Islands
BCC Nazareth Company                                          Delaware
BCC Nazareth Limited                                          Virgin Islands
BCC Red Hook Company                                          Delaware
BCC Red Hook Limited                                          Virgin Islands

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
BCC Shannon Leasing                                           Ireland
BCC Smith Bay Company                                         Delaware
BCC Smith Bay Limited                                         Virgin Islands
BCC St. George Leasing Limited                                Bermuda
BCS Richland, Inc.                                            Washington
Beaufoy-1 Corporation                                         Delaware
BNA International Systems, Inc.                               Delaware
BNA Operations International, Inc.                            Delaware
BNJ, Inc.                                                     Delaware
Boeing - Corinth Co.                                          Delaware
Boeing - Irving Co.                                           Delaware
Boeing - Oak Ridge Co.                                        Delaware
Boeing Aerospace - TAMS, Inc.                                 Delaware
Boeing Aerospace - U.K., Ltd.                                 Delaware
Boeing Aerospace (Malaysia) Sdn. Bhd.                         Malaysia
Boeing Aerospace Australia Pty. Ltd.                          Delaware
Boeing Aerospace Ltd.                                         Delaware
Boeing Aerospace Middle East Limited                          Delaware
Boeing Aerospace Operations, Inc.                             Delaware
Boeing Aerospace Switzerland, Inc.                            Delaware
Boeing Airborne Surveillance Enterprises, Inc.                Delaware
Boeing Aircraft Holding Company                               Delaware
Boeing Australia Limited                                      Australia
Boeing Business Services Company                              Delaware
Boeing Canada Inc.                                            Ontario
Boeing Capital Corporation                                    Delaware
Boeing Capital Leasing Limited                                Ireland
Boeing Capital Loan Corporation                               Delaware
Boeing Capital Securities Inc.                                Delaware
Boeing Capital Services Corporation                           Delaware
Boeing Capital Services Loan Corporation                      Delaware
Boeing Capital Washington Corporation                         Delaware
Boeing China, Inc.                                            Delaware
Boeing China Technical Services, Inc.                         Delaware
Boeing Commercial Information and Communication Company       Delaware
Boeing Commercial Space Company                               Delaware
Boeing Constructors, Inc.                                     Texas
Boeing Defence UK Limited                                     United Kingdom
Boeing Domestic Sales Corporation                             Washington
Boeing Electron Dynamic Devices, Inc.                         Delaware
Boeing Enterprises Australia, Inc.                            Delaware
Boeing Exchange Holdings, Inc.                                Delaware
Boeing Exchange Operations, Inc.                              Delaware
Boeing Financial Corporation                                  Washington
Boeing Finland Oy                                             Finland

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
Boeing Global Management Company, Inc.                        Delaware
Boeing Global Sales Corporation                               Delaware
Boeing Global Services, Inc.                                  Delaware
Boeing Hong Kong Limited                                      Hong Kong
Boeing Hornet Enterprises, Inc.                               Delaware
Boeing International B.V.                                     The Netherlands
Boeing International B.V. & Co. Holding KgaA                  Germany
Boeing International Corporation                              Delaware
Boeing International Holdings, Ltd.                           Bermuda
Boeing International Logistics Spares, Inc.                   Delaware
Boeing International Overhaul & Repair Inc.                   Delaware
Boeing International Sales Corporation                        Washington
Boeing Investment Company, Inc.                               Delaware
Boeing LTS, Inc.                                              Delaware
Boeing Launch Services, Inc.                                  Delaware
Boeing Leasing Company                                        Delaware
Boeing Logistics Spares, Inc.                                 Delaware
Boeing Louisiana, Inc.                                        Delaware
Boeing Management Company                                     Delaware
Boeing Middle East Limited                                    Delaware
Boeing Nevada, Inc.                                           Delaware
Boeing North American Space Alliance Company                  Delaware
Boeing North American Space Enterprises Canada, Inc.          Ontario
Boeing North American Space Operations Company                Delaware
Boeing of Canada Ltd.                                         Delaware
Boeing Offset Company Inc.                                    Delaware
Boeing Operations International, Incorporated                 Delaware
Boeing Overseas, Inc.                                         Delaware
Boeing Phantom Works Investments, Inc.                        Delaware
Boeing Precision Gear, Inc.                                   Delaware
Boeing Realty Corporation                                     California
Boeing Sales Corporation                                      Guam
Boeing Satellite Systems International, Inc.                  Delaware
Boeing Satellite Systems, Inc.                                Delaware
Boeing Service Company                                        Texas
Boeing Space Operations Company                               Delaware
Boeing Space Systems International Company                    Delaware
Boeing Space Systems International Service Company            Delaware
Boeing Spain, Ltd.                                            Delaware
Boeing Stellar Holdings B.V.                                  The Netherlands
Boeing Stores, Inc.                                           Delaware
Boeing Support Services, Inc.                                 Delaware
Boeing Technology International, Inc.                         Washington
Boeing Toronto, Ltd.                                          Ontario
Boeing Travel Management Company                              Delaware
Boeing Worldwide Operations Limited                           Bermuda
Boeing-SVS, Inc.                                              Nevada
CAG, Inc.                                                     Oregon

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
Canard Holdings, Inc.                                         Delaware
CBSA Leasing II, Inc.                                         Delaware
CBSA Leasing, Inc.                                            Delaware
Continental DataGraphics Limited                              United Kingdom
Continental Graphics Corporation                              Delaware
Continental Graphics Holdings, Inc.                           Delaware
Cougar, Ltd.                                                  Bermuda
Delmar Photographic & Printing Company                        North Carolina
Dillon, Inc.                                                  Delaware
Douglas Express Limited                                       Virgin Islands
Douglas Federal Leasing Limited                               Virgin Islands
Douglas Leasing Inc.                                          Delaware
Douglas Realty Company, Inc.                                  California
Falcon II Leasing Limited                                     Virgin Islands
Falcon Leasing Limited                                        Virgin Islands
Gaucho-1 Inc.                                                 Delaware
Gaucho-2 Inc.                                                 Delaware
Hanway Corporation                                            Delaware
Hawk Leasing, Inc.                                            Delaware
Hawker de Havilland Inc.                                      California
Intellibus Network Solutions, Inc.                            Delaware
Jeppesen DataPlan, Inc.                                       Delaware
Jeppesen GmbH                                                 Germany
Jeppesen Sanderson, Inc.                                      Delaware
Jeppesen U.K. Limited                                         United Kingdom
Kuta-3 Aircraft Corporation, Limited                          Delaware
Kuta-One Aircraft Corporation, Limited                        Delaware
Kuta-Three Aircraft Corporation                               Delaware
Kuta-Two Aircraft Corporation                                 Delaware
Longacres Park, Inc.                                          Washington
Longbow Golf Club Corporation                                 Delaware
McDonnell Douglas Arabia, Limited                             Saudi Arabia
McDonnell Douglas Aircraft Finance Corporation                Delaware
McDonnell Douglas Corporation                                 Maryland
McDonnell Douglas Dakota Leasing, Inc.                        Delaware
McDonnell Douglas Express, Inc.                               Delaware
McDonnell Douglas F-15 Technical Services Company, Inc.       Delaware
McDonnell Douglas Finance Corporation - Federal
 Leasing, Limited                                             Virgin Islands
McDonnell Douglas Foreign Sales Corporation                   Virgin Islands
McDonnell Douglas Helicopter Company                          Delaware
McDonnell Douglas Helicopter Support Services, Inc.           Delaware
McDonnell Douglas Korea, Ltd.                                 Delaware
McDonnell Douglas Indonesia Leasing, Inc.                     Delaware
McDonnell Douglas Insurance Holdings Corporation              Delaware
McDonnell Douglas Macedonia Leasing, Inc.                     Delaware
McDonnell Douglas Middle East, Ltd.                           Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
McDonnell Douglas Overseas Finance Corporation                Delaware
McDonnell Douglas Radio Services Corporation                  Delaware
McDonnell Douglas Services, Inc.                              Missouri
McDonnell Douglas (Singapore) Pte. Ltd.                       Singapore
McDonnell Douglas Support Services - Military, Inc.           Delaware
McDonnell Douglas Truck Services, Inc.                        Delaware
MD Dakota Leasing Limited                                     Virgin Islands
MDAFC - Nashville Company                                     Delaware
MD-Air Leasing Limited                                        Virgin Islands
MD-Federal Holding Company                                    Delaware
MDC Properties, Inc.                                          Michigan
MDFC - Aircraft Leasing Company                               Delaware
MDFC - Aircraft Leasing Limited                               Virgin Islands
MDFC - Bali, Limited                                          Virgin Islands
MDFC - Carson Company                                         Delaware
MDFC - Carson Limited                                         Virgin Islands
MDFC - Express Leasing Company                                Delaware
MDFC - Express Leasing Limited                                Virgin Islands
MDFC - Jakarta, Limited                                       Virgin Islands
MDFC - Knoxville Company                                      Delaware
MDFC - Knoxville Limited                                      Virgin Islands
MDFC - Lakewood Company                                       Delaware
MDFC - Lakewood Limited                                       Virgin Islands
MDFC - Memphis Company                                        Delaware
MDFC - Memphis Limited                                        Virgin Islands
MDFC - Nashville Limited                                      Virgin Islands
MDFC - Reno Company                                           Delaware
MDFC - Sierra Company                                         Delaware
MDFC - Spring Limited                                         Virgin Islands
MDFC - Tahoe Company                                          Delaware
MDFC Loan Corporation                                         Delaware
MDFC Spring Company                                           Delaware
MDRC of Missouri, Inc.                                        Missouri
Montana Aviation Research Company                             Delaware
Network Information Services Co., Ltd.                        Japan
Nobeltec Corporation                                          Delaware
North American Aviation, Inc.                                 Delaware
Pacific Business Enterprises, Inc.                            Delaware
PK DataGraphics                                               Germany
Plaza Realty Holdings Corporation                             Delaware
Preston Aviation Solutions Pty Ltd                            Australia
Processing Properties, Inc.                                   Delaware
Radical Pty. Ltd                                              Australia
Rainier Aircraft Leasing, Inc.                                Delaware
Raven Leasing, Inc.                                           Delaware
RGL-1 Corporation                                             Delaware
RGL-2 Corporation                                             Delaware
RGL-3 Corporation                                             Delaware

                 EXHIBIT (21) - List of Company Subsidiaries
                     The Boeing Company and Subsidiaries

                                                              Place of
Name                                                          Incorporation
==============================================================================
RGL-4 Corporation                                             Delaware
RGL-5 Corporation                                             Delaware
RGL-6 Corporation                                             Delaware
Rocketdyne, Inc.                                              Delaware
Spectrolab, Inc.                                              California
Sunshine Leasing Company-1                                    Delaware
SVS Environmental Systems, Inc.                               Nevada
SVS Inspection Technologies                                   Oregon
SVS R&D Systems, Inc.                                         New Mexico
Taiko Leasing, Inc.                                           Delaware
Thayer Leasing Company-1                                      Delaware
TPG America, Inc.                                             Virginia
VC-X 757, Inc.                                                Delaware
Wingspan, Inc.                                                Delaware


Total Number of Subsidiaries: 246

               Appendix of graphic and image material pursuant
                      to Rule 304(a) of Regulation S-T


Graphic and image material item Number 1

Consolidated revenues:
A bar chart for the five years 1997-2001 indicating consolidated revenues (Dollars in billions):

                         1997    1998    1999    2000    2001

Total                  45.800  56.154  57.993  51.321  58.198





Graphic and image material item Number 2

Research and development (excluding IPR&D):
A bar chart of research and development expense (excluding IPR&D), including percent of sales, for the five years 1997-2001
(Dollars in millions):

                         1997    1998    1999    2000    2001

Total                   1,924   1,895   1,341   1,441   1,936
Percent of sales         4.2%    3.4%    2.3%    2.8%    3.3%

                |
                |
                |
                |                                   The Boeing Company
                |                                   100 N. Riverside
                |                                   Chicago, IL 60606
                |
                | March 8, 2002
                | 1-9150-KJM-001
                |
                |
                |
                | Securities and Exchange Commission
                | 450 5th Street N.W.
                | Judiciary Plaza
                | Washington, D.C. 20549
                |
                |
                |
                | Dear Sirs:
                |
 B O E I N G    |
                | Submitted herewith for filing on behalf of The Boeing Company
                | is the Annual Report on Form 10-K for the year ended
                | December 31, 2001.  This filing is being effected by direct
                | transmission to the Commission's EDGAR system.
                |
                |
                |
                | Yours truly,
                |
                |
                | /s/ Kevin J. Murphy
                |
                |
                | Kevin J. Murphy
                | Chief Accountant
                | The Boeing Company
                | (312) 544-2647
                |
                |
                |
                |
                |
                |
                |
                |
                |
                |
                |
                |
                |
                                     189