Form 10-Q
period 2002-03-31
BOEING CO
filed 2002-05-07
CIK 12927

================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____


                        Commission file number 1-442
                                               -----

                             THE BOEING COMPANY
                             ------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                  91-0425694
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


100 N. Riverside, Chicago, IL                          60606-1596
-----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                (312) 544-2000
                          --------------------------
             (Registrant's telephone number, including area code)

                        P.O. Box 3707, Seattle, WA 98124
                     -------------------------------------
                    (Former name, former address and former
                    fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

As of April 30, 2002, there were 799,017,148 shares of common stock, $5.00 par value, issued and outstanding.

                             THE BOEING COMPANY

                                  FORM 10-Q

                    For the Quarter Ended March 31, 2002

                                    INDEX




Part I.  Financial Information                                             Page

           Item 1.  Financial Statements
                    Statements of Operations                                 3
                    Statements of Financial Position                         4
                    Statements of Cash Flows                                 5
                    Notes to Financial Statements                            6

           Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    30

           Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                            39


Part II.  Other Information

           Item 1.  Legal Proceedings                                       40

           Item 4.  Submission of Matters to a Vote of Security Holders     43

           Item 6.  Exhibits and Reports on Form 8-K                        47


Signature                                                                   50

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     THE BOEING COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in millions except per share data)
                                 (Unaudited)

                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2002        2001
------------------------------------------------------------------------------
Sales and other operating revenues                         $13,821     $13,293
Cost of products and services                               11,571      11,070
------------------------------------------------------------------------------
                                                             2,250       2,223

Equity in income from joint ventures                            11          22
General and administrative expense                             672         523
Research and development expense                               459         422
Share-based plans expense                                      104          82
Special charges due to events of September 11, 2001             34
------------------------------------------------------------------------------
Earnings from operations                                       992       1,218

Other income, principally interest                              12         235
Interest and debt expense                                     (172)       (148)
------------------------------------------------------------------------------
Earnings before income taxes                                   832       1,305

Income taxes                                                   254          69
------------------------------------------------------------------------------
Net earnings before cumulative effect of accounting change     578       1,236
Cumulative effect of accounting change, net of tax          (1,827)          1
------------------------------------------------------------------------------
Net earnings (loss)                                        $(1,249)    $ 1,237
==============================================================================


Basic earnings per share before cumulative effect of
 accounting change                                          $ 0.72       $1.48
Cumulative effect of accounting change, net of tax           (2.28)
------------------------------------------------------------------------------
Basic earnings (loss) per share                             $(1.56)      $1.48
==============================================================================

Diluted earnings per share before cumulative effect of
 accounting change                                          $ 0.72       $1.45
Cumulative effect of accounting change, net of tax           (2.26)
------------------------------------------------------------------------------
Diluted earnings (loss) per share                           $(1.54)      $1.45
==============================================================================

Cash dividends paid per share                                $0.17       $0.17
==============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                 (Dollars in millions except per share data)

                                                          March 31 December 31
                                                              2002        2001
------------------------------------------------------------------------------
Assets                                                  (Unaudited)
------------------------------------------------------------------------------

Cash and cash equivalents                                  $   643     $   633
Accounts receivable                                          5,696       5,156
Current portion of customer and commercial financing         1,107       1,053
Deferred income taxes                                        2,543       2,444
Inventories, net of advances and progress billings           6,084       6,635
------------------------------------------------------------------------------
        Total current assets                                16,073      15,921
Customer and commercial financing                            9,991       9,345
Property, plant and equipment, net                           8,444       8,459
Goodwill                                                     2,751       5,127
Other acquired intangibles, net                              1,144       1,320
Prepaid pension expense                                      5,996       5,838
Other assets                                                 2,152       2,048
------------------------------------------------------------------------------
                                                           $46,551     $48,058
==============================================================================

Liabilities and Shareholders' Equity
------------------------------------------------------------------------------

Accounts payable and other liabilities                     $13,691     $13,872
Advances in excess of related costs                          3,588       4,021
Income taxes payable                                           385         909
Short-term debt and current portion of long-term debt        1,551       1,399
------------------------------------------------------------------------------
        Total current liabilities                           19,215      20,201
Deferred income taxes                                          236         177
Accrued retiree health care                                  5,420       5,367
Deferred lease income                                          602         622
Long-term debt                                              11,325      10,866
Shareholders' equity:
 Common shares, par value $5.00 -
  1,200,000,000 shares authorized;
  Shares issued - 1,011,870,159 and 1,011,870,159            5,059       5,059
 Additional paid-in capital                                  2,421       1,975
 Treasury shares, at cost - 173,164,773 and 174,289,720     (8,454)     (8,509)
 Retained earnings                                          13,091      14,340
 Accumulated other comprehensive income                       (446)       (485)
 Unearned compensation                                          (2)         (3)
 ShareValue Trust shares - 39,832,429 and 39,691,015        (1,916)     (1,552)
------------------------------------------------------------------------------
        Total shareholders' equity                           9,753      10,825
------------------------------------------------------------------------------
                                                           $46,551     $48,058
==============================================================================
          See notes to condensed consolidated financial statements.

                     THE BOEING COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in millions)
                                 (Unaudited)
                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                              2002        2001
------------------------------------------------------------------------------
Cash flows - operating activities:
  Net earnings (loss)                                      $(1,249)     $1,237
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Cumulative effect of accounting change, net              1,827          (1)
    Share-based plans                                          104          82
    Depreciation                                               294         315
    Amortization of intangibles and goodwill                    28          69
    Customer and commercial financing valuation provision        8           4
    Changes in assets and liabilities -
      Accounts receivable                                     (525)        404
      Inventories, net of advances and progress billings       551      (1,227)
      Accounts payable and other liabilities                   (41)        343
      Advances in excess of related costs                     (433)        426
      Income taxes payable and deferred                        104        (128)
      Deferred lease income                                    (20)
      Prepaid pension expense                                 (158)       (249)
      Accrued retiree health care                               53          53
      Other                                                    (44)       (238)
------------------------------------------------------------------------------
        Net cash provided by operating activities              499       1,090
------------------------------------------------------------------------------

Cash flows - investing activities:
  Customer financing and properties on lease, additions     (1,064)       (470)
  Customer financing and properties on lease, reductions       410         264
  Property, plant and equipment, net additions                (223)       (240)
  Proceeds from dispositions                                                68
------------------------------------------------------------------------------
        Net cash used by investing activities                 (877)       (378)
------------------------------------------------------------------------------

Cash flows - financing activities:
  New borrowings                                               740         850
  Debt repayments                                             (244)       (770)
  Common shares purchased                                                 (131)
  Stock options exercised, other                                34          29
  Dividends paid                                              (142)       (148)
------------------------------------------------------------------------------
        Net cash provided (used) by financing activities       388        (170)
------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       10         542

Cash and cash equivalents at beginning of year                 633       1,010
------------------------------------------------------------------------------
Cash and cash equivalents at end of 1st quarter            $   643      $1,552
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

                     THE BOEING COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollars in millions)
                               (Unaudited)


Note 1 - Condensed Consolidated Interim Financial Statements

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended March 31, 2002, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report. Certain reclassifications have been made to prior periods to conform with current reporting.


Note 2 - Accounting for the Impact of the September 11, 2001 Terrorist Attacks

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

As of December 31, 2001, the Company completed an assessment of the impact due to events of September 11, 2001 and recorded liabilities totaling $542. Of this amount, $402 related to liabilities to be primarily settled in cash and the remaining $140 was recorded as asset impairments on used aircraft purchase contracts.

During the first quarter of 2002, the Company identified and recorded a further charge of $34 attributable to the events of September 11, 2001. Of this charge, $12 was associated with guarantee commitments and $22 related to a further decrease in used airplane values. Three used airplanes on purchase contracts were returned from customers during the quarter, resulting in an inventory write-down and a reduction to the liability of $19.

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

Note 2 - Accounting for the Impact of the September 11, 2001 Terrorist Attacks (continued)

Liabilities to be primarily settled in cash attributable to September 11, 2001 as of March 31, 2002 and December 31, 2001, were as follows:


                              December 31                 Change in    March 31
                                     2001    Payments      Estimate        2002
-------------------------------------------------------------------------------
Employee severance                   $285        $(73)          $ -        $212
Vendor penalties                       68         (11)                       57
Guarantees                             49                        12          61
-------------------------------------------------------------------------------
                                     $402        $(84)          $12        $330
===============================================================================


Note 3 - Goodwill and Acquired Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. The Company estimates the fair values of the related operations using discounted cash flows, subject to adjustments based upon the Company's market capitalization at the date of evaluation. If fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

Upon adoption, goodwill and indefinite-lived intangible assets ceased being amortized, and were tested for impairment. Using the SFAS No. 142 approach described above, the Company recorded a transitional goodwill impairment charge of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge relates to the Company's segments as follows:
Space and Communications $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge relates to Connexion by BoeingSM and Air Traffic Management.

The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of book value to undiscounted cash flows, whereas new rules require a comparison of book value to discounted cash flows, which are lower. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

The following tables reconcile net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share adjusted for SFAS No. 142.

Net earnings (loss):

Quarter ended March 31,                                       2002         2001
-------------------------------------------------------------------------------
Net earnings before cumulative effect of
 accounting change                                         $   578       $1,236
Add back: Goodwill and assembled workforce
 amortization, net of tax                                                    36
Add back: Tradename amortization, net of tax                                  1
-------------------------------------------------------------------------------
Adjusted net earnings before cumulative effect of
 accounting change                                             578        1,273
Cumulative effect of accounting change, net of tax          (1,827)           1
-------------------------------------------------------------------------------
Adjusted net earnings (loss)                               $(1,249)      $1,274
===============================================================================


Basic earnings (loss) per share:

Quarter ended March 31,                                       2002         2001
-------------------------------------------------------------------------------
Basic earnings per share before cumulative
 effect of accounting change                                $ 0.72        $1.48
Add back: Goodwill and assembled workforce
 amortization, net of tax                                                  0.04
-------------------------------------------------------------------------------
Adjusted basic earnings per share before
 cumulative effect of accounting change                       0.72         1.52
Cumulative effect of accounting change, net of tax           (2.28)
-------------------------------------------------------------------------------
Adjusted basic earnings (loss) per share                    $(1.56)       $1.52
===============================================================================


Diluted earnings (loss) per share:

Quarter ended March 31,                                       2002         2001
-------------------------------------------------------------------------------
Diluted earnings per share before cumulative
 effect of accounting change                                $ 0.72        $1.45
Add back: Goodwill and assembled workforce
 amortization, net of tax                                                  0.04
-------------------------------------------------------------------------------
Adjusted diluted earnings per share before
 cumulative effect of accounting change                       0.72         1.49
Cumulative effect of accounting change, net of tax           (2.26)
-------------------------------------------------------------------------------
Adjusted diluted earnings (loss) per share                  $(1.54)       $1.49
===============================================================================

The balance of goodwill subsequent to the recognition of the transitional impairment charge discussed above was $2,751. Included in goodwill are certain claims submitted to Hughes for resolution as contractual purchase price contingencies relating to the acquisition of Hughes Electronics Corporation space and communications and related businesses in October 2000. The Company anticipates finalizing the Hughes purchase price allocation during 2002 or early 2003, at the conclusion of arbitration procedures related to these contingencies.

As a result of the adoption of SFAS No. 142 and the transition provisions of SFAS No. 141, "Business Combinations," the Company has reclassified assembled workforce with goodwill, ceased amortization of goodwill and recorded an impairment loss. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2002, were as follows:

                                              Reclassifi-
                                                cation of
                       December 31 Goodwill(1)  Assembled  Impairment  March 31
                              2001 Adjustments  Workforce      Losses      2002
-------------------------------------------------------------------------------
Space and Communications    $3,264       $(115)      $133     $(1,586)   $1,696
Commercial Airplanes         1,032          (5)        21        (430)      618
Military Aircraft and
 Missile Systems               434                                          434
Other                          397                               (394)        3
-------------------------------------------------------------------------------
Total(2)                    $5,127       $(120)      $154     $(2,410)   $2,751
===============================================================================

(1) The goodwill adjustments primarily represent post-acquisition adjustments of deferred tax assets established in purchase accounting relating to the Hughes acquisition.
(2) Boeing Capital Corporation, one of the Company's reporting segments, did not have a goodwill balance as of March 31, 2002 and December 31, 2001.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company's acquired intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

                              March 31, 2002                 December 31, 2001
                          ---------------------           ---------------------
                            Gross                           Gross
                         Carrying    Accumulated         Carrying   Accumulated
                           Amount   Amortization           Amount  Amortization
-------------------------------------------------------------------------------
Developed technology       $  566           $ 90           $  566          $ 75
Product know-how              308             15              308            13
Assembled workforce                                           172            18
Other                         201             23              201            18
-------------------------------------------------------------------------------
Total                      $1,075           $128           $1,247          $124
===============================================================================

Amortization expense for acquired intangible assets during the first quarter of 2002 was $22. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:


                       Estimated
                    Amortization
                         Expense
                    ------------
2002 (remainder)             $65
2003                         $86
2004                         $86
2005                         $83
2006                         $76
2007                         $76

As of March 31, 2002 and December 31, 2001, the Company had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.


Note 4 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

	                                                    Three months ended
                                                                 March 31
------------------------------------------------------------------------------
                                                             2002         2001
------------------------------------------------------------------------------
Basic shares                                                798.5        835.1
Diluted shares                                              807.8        852.2
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


Note 5 - General and Administrative Expense

The Company has issued 7,865,285 stock units as of March 31, 2002, that are convertible to either stock or a cash equivalent, of which 6,774,055 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance and is recorded in general and administrative expense. For the three months ended March 31, 2002 and 2001, general and administrative expense (reduction to expense) related to deferred stock compensation was $62 and $(55).

Note 6 - Income Taxes

The effective tax rate of 30.5% for the first three months of 2002 differs from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, and state income taxes. Income tax payments, net of refunds and settlements, were $137 and $4 for the three months ended March 31, 2002 and 2001.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company filed a petition for writ of certiorari with the United States Supreme Court and is awaiting the Court's decision on whether to grant hearing of this case before the Court. The Company has fully provided for any potential earnings impact that may result from this decision. If the Company were to prevail, the refund would include interest computed to the payment date.


Note 7 - Accounts Receivable

Accounts receivable consisted of the following:
                                                          March 31  December 31
                                                              2002         2001
-------------------------------------------------------------------------------
U.S. Government contracts                                   $3,060       $2,597
Commercial Airplanes segment customers                         750          679
Other                                                        1,951        1,944
Less valuation allowance                                       (65)         (64)
-------------------------------------------------------------------------------
                                                            $5,696       $5,156
===============================================================================

Note 8 - Inventories

Inventories consisted of the following:

                                                          March 31  December 31
                                                              2002         2001
-------------------------------------------------------------------------------
Commercial aircraft programs                              $  8,902     $ 10,138
Long-term contracts in progress                              8,467        7,329
Commercial spare parts, used aircraft,
 general stock materials and other                           2,546        2,629
-------------------------------------------------------------------------------
                                                            19,915       20,096
Less advances and progress billings                        (13,831)     (13,461)
-------------------------------------------------------------------------------
                                                          $  6,084     $  6,635
===============================================================================

Inventory costs at March 31, 2002, included unamortized tooling of $770 and $277 relating to the 777 and Next Generation 737 programs, and excess deferred production costs of $823 and $182 relating to the 777 and Next Generation 737 programs. There were no significant deferred production costs or unamortized tooling associated with the 717 program.

Used aircraft in inventory totaled $339 as of March 31, 2002.


Note 9 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

                                                          March 31  December 31
                                                              2002         2001
-------------------------------------------------------------------------------
Property, plant and equipment                             $ 20,958     $ 20,828
Less accumulated depreciation                              (12,514)     (12,369)
-------------------------------------------------------------------------------
                                                          $  8,444     $  8,459
===============================================================================

Note 10 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

                                                          March 31  December 31
                                                              2002         2001
-------------------------------------------------------------------------------
Aircraft financing
  Notes receivable                                         $ 1,932      $ 1,398
  Investment in sales-type/financing leases                  2,861        2,796
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $382 and $337                                          3,947        3,846

Commercial equipment financing
  Notes receivable                                             957        1,008
  Investment in sales-type/financing leases                    791          776
  Operating lease equipment, at cost,
   less accumulated depreciation
   of $90 and $85                                              751          716
-------------------------------------------------------------------------------
Less valuation allowance                                      (141)        (142)
-------------------------------------------------------------------------------
                                                           $11,098      $10,398
===============================================================================

The change in the valuation allowance for the first three months of 2002 consisted of the following:
                                                                      Valuation
                                                                      Allowance
-------------------------------------------------------------------------------
Beginning balance - December 31, 2001                                     $(142)
 Charged to costs and expenses                                               (8)
 Reduction in customer and commercial financing assets                        9
-------------------------------------------------------------------------------
Ending balance - March 31, 2002                                           $(141)
===============================================================================

Commercial equipment financing consists principally of executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment, and other equipment that the Company expects will maintain strong collateral and residual values.

Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over its useful life to an estimated salvage value, primarily on a straight-line basis.

Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral. The operating lease aircraft category includes new and used jet and commuter aircraft engines and spare parts.

As of March 31, 2002 and December 31, 2001, the net book value of aircraft financing operating lease equipment held for lease totaled $546 and $513.

Note 11 - Investments

Investments included in other assets consisted of the following:


                           March 31, 2002                  December 31, 2001
-------------------------------------------------------------------------------
                            Gross    Gross   Esti-               Gross    Esti-
                          Unreal-  Unreal-   mated             Unreal-    mated
                Amortized    ized     ized    Fair    Amortized   ized     Fair
                     Cost    Gain     Loss   Value         Cost   Loss    Value
-------------------------------------------------------------------------------
Available-for-Sale
  Equity             $ 22      $-      $ 7    $ 15         $ 44    $24     $ 20
  Debt                264       4              268            4               4
Held-to-Maturity
  Debt                163               77      86          158     74       84
-------------------------------------------------------------------------------
                     $449      $4      $84    $369         $206    $98     $108
===============================================================================


Debt maturities at March 31, 2002, were as follows:


                          Available-for-Sale                 Held-to-Maturity
                       ------------------------           ---------------------
                                       Esimated                       Estimated
                       Amortized           Fair           Amortized        Fair
                            Cost          Value                Cost       Value
-------------------------------------------------------------------------------
Due in 1 year or less       $  -           $  -                $  -         $ -
Due from 1 to 5 years        260            264                   3           2
Due from 5 to 10 years
Due after 10 years             4              4                 160          84
-------------------------------------------------------------------------------
                            $264           $268                $163         $86
===============================================================================

There were no gross unrealized gains as of December 31, 2001.

As of March 31, 2002 and December 31, 2001, $20 of unrealized loss was recorded in accumulated other comprehensive income related to an investment that was previously classified as available-for-sale. At December 31, 2001, that investment was reclassified to held-to-maturity at its fair value.

As of March 31, 2002, $24 of unrealized loss was reclassified from accumulated other comprehensive income to net earnings related to an available-for-sale investment that was revalued due to a business combination of the investee.

Included in held-to-maturity investments carried at amortized cost as of March 31, 2002 and December 31, 2001, were $132 and $128 of Equipment Trust Certificates, of which $54 and $52 were Enhanced Equipment Trust Certificates. Included in available-for-sale investments as of March 31, 2002, were $263 of Enhanced Equipment Trust Certificates carried at estimated fair value. There were no Enhanced Equipment Trust Certificates classified as available-for-sale investments at December 31, 2001.

The Company also held securities of $219 and $274 at March 31, 2002 and December 31, 2001, which were recorded at a cost basis that approximated the fair value of those investments.


Note 12 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

                                                          March 31  December 31
                                                              2002         2001
-------------------------------------------------------------------------------
Accounts payable                                           $ 5,006      $ 4,793
Accrued compensation and employee benefit costs              3,653        3,890
Lease and other deposits                                       538          354
Dividends payable                                                           143
Other                                                        4,494        4,692
-------------------------------------------------------------------------------
                                                           $13,691      $13,872
===============================================================================

Accounts payable included $698 and $351 as of March 31, 2002 and December 31, 2001, attributable to checks written but not yet cleared by the bank. Other liabilities as of March 31, 2002, included $473 attributable to the special charges due to the events of September 11, 2001, as described in Note 2.


Note 13 - Deferred Lease Income

In 2001, the Company delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of March 31, 2002, the balance of $602 represents the present value of the remaining deferred lease income.

Note 14 - Debt

Short- and long-term debt consisted of the following:

                                                           March 31 December 31
                                                               2002        2001
-------------------------------------------------------------------------------
Non-recourse debt and notes
 Enhanced equipment trust                                   $   593     $   593
 9.9% - 14.3% notes due through 2010                             13          14
Unsecured debentures and notes
 $46, 7.565% due Mar. 30, 2002                                   46          46
 $120, 9.25% due Apr. 1, 2002                                   120         120
 $300, 6 3/4% due Sep. 15, 2002                                 300         300
 $300, 6.35% due Jun. 15, 2003                                  300         300
 $200, 7 7/8% due Feb. 15, 2005                                 204         204
 $300, 6 5/8% due Jun. 1, 2005                                  296         295
 $250, 6.875% due Nov. 1, 2006                                  249         249
 $175, 8 1/10% due Nov. 15, 2006                                175         175
 $350, 9.75% due Apr. 1, 2012                                   348         348
 $400, 8 3/4% due Aug. 15, 2021                                 398         398
 $300, 7.95% due Aug. 15, 2024                                  300         300
 $250, 7 1/4% due Jun. 15, 2025                                 247         247
 $250, 8 3/4% due Sep. 15, 2031                                 248         248
 $175, 8 5/8% due Nov. 15, 2031                                 173         173
 $300, 6 5/8% due Feb. 15, 2038                                 300         300
 $100, 7.50% due Aug. 15, 2042                                  100         100
 $175, 7 7/8% due Apr. 15, 2043                                 173         173
 $125, 6 7/8% due Oct. 15, 2043                                 125         125
Senior debt securities
 2.1% - 7.4% due through 2012                                 4,836       4,782
Senior medium-term notes
 2.1% - 7.6% due through 2017                                 2,339       2,109
Subordinated notes
 4.3% - 8.3% due through 2012                                    24          24
Capital lease obligations
 due through 2021                                               453         460
Retail notes
 6.0% due through 2009                                           21
Commercial paper                                                360          43
Other notes                                                     135         139
-------------------------------------------------------------------------------
                                                            $12,876     $12,265
===============================================================================

Of the debt balances reported above, $7,903 and $7,295 are attributed to Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, for March 31, 2002 and December 31, 2001.

The above table includes a note valued at $46 with a maturity date of March 30, 2002, which was paid by the Company on April 1, 2002, the first business day following the maturity date.

The Company has $4,500 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $174 and $158 for the three months ended March 31, 2002 and 2001. Interest payments were $240 and $192 for the same respective periods.

On February 16, 2001, BCC filed with the Securities and Exchange Commission
(SEC) a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities. Effective October 31, 2001, $1,000 was allocated to BCC's Series XI medium-term note program. In March 2002, BCC issued $100 of fixed rate medium-term notes due 2004 at an interest rate of 4.13% and $296 of variable rate medium-term notes due through 2005. Subsequent to March 31, 2002, BCC issued $100 of variable rate medium-term notes due through 2005. After inception to date issuances, an aggregate amount of $1,288 remains available under this Registration Statement for potential debt issuance.

On February 22, 2002, BCC filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities, which was declared effective on March 4, 2002. BCC allocated $1,000 to a new retail medium-term note program. In March 2002, BCC issued $21 of fixed rate notes due 2009 at an interest rate of 6.0%. Subsequent to March 31, 2002, BCC issued $91 of fixed rate notes due through 2017 at interest rates ranging from 5.7% to 6.8%. After the above issuances, the aggregate amount of $4,888 remains available under this Registration Statement for potential debt issuance.

On May 24, 2001, American Airlines issued Enhanced Equipment Trust Certificates (EETC), and the Company through BCC received proceeds attributable to 32 MD-83 aircraft owned by BCC and on lease to American Airlines. The effective interest rates of these non-recourse borrowings range from 6.82% to 7.69%.

Short-term debt and the current portion of long-term debt as of March 31, 2002, consisted of the following: $588 of senior debt securities, senior medium-term notes, subordinated notes, $360 of commercial paper, $469 of unsecured debentures and notes, $61 of capital lease obligations, $36 of non-recourse debt and notes, and $37 of other notes.

Note 15 - Shareholders' Equity
Changes in shareholders' equity for the three month periods ended March 31,
2002 and 2001, consisted of the following:
-------------------------------------------------------------------------------
                                                 2002                2001
(Shares in thousands)                       Shares   Amount     Shares   Amount
-------------------------------------------------------------------------------
Common stock
 Beginning balance - January 1           1,011,870  $ 5,059  1,011,870  $ 5,059
-------------------------------------------------------------------------------
 Ending balance - March 31               1,011,870  $ 5,059  1,011,870  $ 5,059
===============================================================================
Additional paid-in capital
 Beginning balance - January 1                      $ 1,975             $ 2,693
  Share-based compensation                              104                  82
  Treasury shares issued for stock plans, net           (27)                (20)
  Tax benefit related to stock plans                      5                   8
  ShareValue Trust market value adjustment              364                (382)
-------------------------------------------------------------------------------
 Ending balance - March 31                          $ 2,421             $ 2,381
===============================================================================
Treasury stock
 Beginning balance - January 1             174,290  $(8,509)   136,385  $(6,221)
  Treasury shares issued for
   stock plans, net                         (1,125)      55     (1,004)      45
  Treasury shares acquired                                       2,223     (131)
-------------------------------------------------------------------------------
 Ending balance - March 31                 173,165  $(8,454)   137,604  $(6,307)
===============================================================================
Retained earnings
 Beginning balance - January 1                      $14,340             $12,090
  Net earnings (loss)                                (1,249)              1,237
-------------------------------------------------------------------------------
 Ending balance - March 31                          $13,091             $13,327
===============================================================================
Accumulated other comprehensive income
 Beginning balance - January 1                      $  (485)            $    (2)
  Reclassification adjustment for loss
   realized in net earnings, net of tax                  15
  Gain (Loss) on derivative instruments,
   net of tax                                            20                 (18)
  Foreign currency translation adjustment                 4                  (6)
-------------------------------------------------------------------------------
 Ending balance - March 31                          $  (446)            $   (26)
===============================================================================
Unearned compensation
 Beginning balance - January 1                      $    (3)            $    (7)
  Amortization and forfeitures                            1                   1
-------------------------------------------------------------------------------
 Ending balance - March 31                          $    (2)            $    (6)
===============================================================================
ShareValue Trust
 Beginning balance - January 1              39,691  $(1,552)    39,156  $(2,592)
  Shares acquired from dividend
   reinvestment, net of fees                   141                 110
  Market value adjustment                              (364)                382
-------------------------------------------------------------------------------
 Ending balance - March 31                  39,832  $(1,916)    39,266  $(2,210)
=====================================18========================================

For the three months ended March 31, 2002 and 2001, the Company did not incur items to be reported in comprehensive income that were not already included in reported net earnings (loss), except for the $20 and $(18) on derivative instruments and the $4 and $(6) on foreign currency translation adjustments.


Note 16 - Share-Based Compensation

Share-based plans expense consisted of the following:

                                                            Three months ended
                                                                  March 31
------------------------------------------------------------------------------
                                                               2002       2001
------------------------------------------------------------------------------
Performance Shares                                             $ 67        $46
ShareValue Trust                                                 18         18
Stock options, other                                             19         18
------------------------------------------------------------------------------
                                                               $104        $82
==============================================================================


Note 17 - Derivative Financial Instruments

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

Fair value hedges

Fair value hedges used by the Company include certain interest rate swaps, including forward-starting interest rate swap agreements. The Company holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the swap and the hedged portion of the firm commitment is reported in earnings.

For the three months ended March 31, 2002, $1 of gain related to the basis adjustment of certain terminated interest rate swaps was recorded in other income. There were no basis adjustment gains or losses for the three months ended March 31, 2001.

Cash flow hedges

Cash flow hedges used by the Company include certain interest rate swaps, foreign currency forward contracts, and commodity purchase contracts.
Portions of the Company's contracts for the purchase of electricity and natural gas do not qualify for cash flow hedge treatment, which resulted in a gain of $1 recorded in other income for the three months ended March 31, 2002.

As of March 31, 2002 and December 31, 2001, net unrecognized losses of $140 ($88 net of tax) and $172 ($108 net of tax) were recorded in accumulated other comprehensive income associated with the Company's cash flow hedging transactions. A net unrecognized loss of $27 ($17 net of tax) was due to the Company's transition adjustment upon implementation of SFAS No. 133, at January 1, 2001.

For the three months ended March 31, 2002 and 2001, unrecognized losses included in accumulated other comprehensive income of $4 and $1 (net of tax) were reclassified to other income. During the next twelve months, the Company expects to reclassify to other income a loss of $42 (net of tax) from the amount recorded in accumulated other comprehensive income.

Derivative financial instruments not receiving hedge treatment

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting under SFAS No. 133. As a result, changes in fair value of both instruments are immediately recognized in other income. For the three months ended March 31, 2002 and 2001, the interest exchange agreements resulted in a loss of $4 and a gain of $5 and the related interest rate swaps resulted in a gain of $3 and a loss of $6. The Company also holds a forward-starting interest rate swap that is not accounted for as a hedge.

As of March 31, 2002, the conversion features of certain convertible debt and warrants were reflected in other assets at their combined fair values of $10. For the three months ended March 31, 2002, the conversion feature of the convertible debt and warrants recorded in other assets had a decrease in fair value, resulting in a reduction of other income of $2. The Company did not hold convertible debt or warrants as of March 31, 2001.

As of March 31, 2002, the Company had foreign currency forward contracts carried at fair value that did not qualify for hedge accounting. The Company realized a pretax gain of $9 and a pretax loss of $5 within other income attributable to these forward contracts during the three months ended March 31, 2002 and 2001.

Upon adoption of SFAS No. 133, the Company recorded an unrecognized net gain of $9 ($6 net of tax) in accumulated other comprehensive income attributable to derivatives not receiving hedge treatment. The components of this transition adjustment are being amortized to other income, with a net loss of $1 expected to be reclassified to other income during the next twelve months. As of March 31, 2002, the unamortized balance in accumulated other comprehensive income was a net gain of $9 ($6 net of tax).

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


Note 18 - Arrangements with Off-Balance-Sheet Risk

Financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, asset value guarantees, and participations in customer financing receivables with third-party investors that involve interest rate terms different from the underlying receivables.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $4,712 as of March 31, 2002. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has additional commitments to arrange for commercial equipment financing totaling $507 as of March 31, 2002.

During the first quarter of 2002, there have been no significant changes in participations in customer financing receivables with third-party investors that involve interest rate terms different from underlying receivables, the Company's maximum exposure to losses associated with credit or asset value guarantees, or the amounts recorded in accounts payable and other liabilities attributable to risks associated with credit or asset value guarantees.

Other arrangements

During the first quarter of 2002, there have been no significant changes in future lease commitments on aircraft not recorded on the Condensed
Consolidated Statements of Financial Position, commitments to purchase used aircraft under trade-in agreements, or the amounts recorded in accounts payable and other liabilities attributable to adverse commitments under these arrangements.

The maximum potential exposure in excess of the asset value of Equipment Trust Certificates due to certain liquidity obligations of the Company to other parties in the event of default by the lessee has not changed significantly.


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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of March 31, 2002, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2002, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350.

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

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

In January 2002 and March 2002, four other gender discrimination class actions were filed in locations that were originally part of the Beck case but subsequently excluded from the class certified by the district court. The four new cases cover females employed in California, Missouri, Kansas, and Oklahoma. Many of the named plaintiffs in these new cases were also named plaintiffs in Beck. Like Beck, these new cases focus on compensation and promotion decisions.

The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Note 20 - Business Segment Data

Segment information for revenues, earnings, and research and development consisted of the following:


                                                           Three months ended
                                                                March 31
-------------------------------------------------------------------------------
                                                         2002              2001
-------------------------------------------------------------------------------
Revenues:
  Commercial Airplanes                                $ 8,313           $ 8,443
  Military Aircraft and Missile Systems                 2,972             2,427
  Space and Communications                              2,332             2,246
  Boeing Capital Corporation                              228               161
  Other                                                   126               116
  Accounting differences/eliminations                    (150)             (100)
-------------------------------------------------------------------------------
  Operating revenues                                  $13,821           $13,293
===============================================================================

Earnings from operations:
  Commercial Airplanes                                $   973           $   860
  Military Aircraft and Missile Systems                   363               246
  Space and Communications                                 42                84
  Boeing Capital Corporation                              156               113
  Other                                                   (52)              (22)
  Accounting differences/eliminations                    (265)               25
  Share-based plans                                      (104)              (82)
  Unallocated expense                                    (121)               (6)
-------------------------------------------------------------------------------
  Earnings from operations                                992             1,218
-------------------------------------------------------------------------------
  Other income, principally interest                       12               235
  Interest and debt expense
   Boeing Capital Corporation                             (90)              (73)
   Other                                                  (82)              (75)
-------------------------------------------------------------------------------
  Earnings before income taxes                            832             1,305
  Income taxes                                            254                69
-------------------------------------------------------------------------------
  Net earnings before cumulative effect of
   accounting change                                  $   578           $ 1,236
===============================================================================

Research and development:
  Commercial Airplanes                                $   223           $   195
  Military Aircraft and Missile Systems                    82                53
  Space and Communications                                128               123
  Other                                                    26                51
-------------------------------------------------------------------------------
  Total research and development expense              $   459            $  422
===============================================================================

In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). Financing activities other than Boeing Capital Corporation, consisting principally of four C-17 transport aircraft under lease to the United Kingdom
Royal Air Force, are included within the 'Other' segment classification.   In
the first quarter of 2001, the Company established an 'Other' segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The 2001 results have been reclassified to conform to the revised segment classifications.

BCC segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Additionally, segment earnings reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in Note 10. No interest expense on debt is included in BCC segment earnings. The Company has extended certain intercompany guarantees to BCC, including guarantees on lease income from operating lease equipment. For the three months ended March 31, 2002, BCC's segment earnings included $23 of income under guarantees, $10 of which related to impairment loss abatements at a consolidated level. There was no significant earnings impact related to guarantees for the three months ended March 31, 2001.

For internal reporting purposes, the Company records Commercial Airplanes segment revenues and operating profits for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to Boeing Capital Corporation. The revenues for these transfers are eliminated in the 'Accounting differences/eliminations' caption. In the event an airplane accounted for as an operating lease is subsequently sold, the 'Accounting differences/eliminations' caption would reflect the recognition of revenue and operating profit for the consolidated financial statements.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 of the Company's 2001 Annual Report. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program and certain commercial modification programs, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of net earnings. These adjustments totaled $(335) and $(111) for the three months ended March 2002 and 2001.

The Other segment loss includes expenses resulting from certain intercompany guarantees extended to BCC discussed in the paragraph above. During the first quarter of 2002, the Other segment loss included $23 of expense, $10 of which related to impairment losses. There was no significant earnings impact related to guarantees for the three months ended March 31, 2001.

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

The costs attributable to share-based plans are not allocated. Other unallocated costs include corporate costs not allocated to the operating segments, including, for the period ended March 31, 2001, goodwill amortization resulting from acquisitions prior to 1998. For the period ended March 31, 2002, unallocated costs do not include goodwill amortization as a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets," as described in Note 3.


Note 21 - Standard Issued and Not Yet Implemented

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective to the Company on January 1, 2003. The Company does not believe that the implementation of this standard will have a significant impact on the financial statements.

-------------------------------------------------------------------------------
|       Forward-Looking Information is Subject to Risk and Uncertainty        |
|                                                                             |
| Certain statements in this report contain "forward-looking" information | | that involves risk and uncertainty, including projections for new products, | | deliveries, realization of technical and market benefits from acquisitions, |
| revenues, operating margins, free cash flow, taxes, research and            |
| development expenses, prospects for delivery stream recovery in commercial | | aircraft, and other trend projections. This forward-looking information |
| is based upon a number of assumptions including assumptions regarding       |
| global economic, passenger and freight growth; current and future markets | | for the Company's products and services; demand for the Company's products | | and services; performance of internal plans, including, without limitation, | | plans for productivity gains, reductions in cycle time and improvements |
| in design processes, production processes, program performance,             |
| benefits from reorganizations, and asset utilization; product performance   |
| customer financing; customer, supplier and subcontractor performance;       |
| customer model selections; favorable outcomes of certain pending sales | | campaigns and U.S. and foreign government procurement actions; including |
| the timing of procurement of tankers, supplier contract negotiations;       |
| price escalation; government policies and actions; successful negotiation | | of contracts with the Company's labor unions; regulatory approvals; and |
| successful execution of acquisition and divestiture plans; and the          |
| assessment of the impact of the attacks of September 11, 2001. Actual       |
| results and future trends may differ materially depending on a variety of   |
| factors, including the Company's successful execution of internal           |
| performance plans, including continued research and development, production |
| rate increases and decreases (particularly with respect to wide body        |
| production), production system initiatives, timing of product deliveries    |
| and launches, supplier contract negotiations, asset management plans,       |
| acquisition and divestiture plans, procurement plans, credit rating agency  |
| assessments, and other cost-reduction efforts; the actual outcomes of       |
| certain pending sales campaigns and U.S. and foreign government procurement | | activities; including the timing of procurement of tankers, acceptance of | | new products and services; product performance risks; the cyclical nature of| | some of the Company's businesses; volatility of the market for certain |
| products and services; domestic and international competition in the        |
| defense, space and commercial areas; continued integration of acquired | | businesses; uncertainties associated with regulatory certifications of the |
| Company's commercial aircraft by the U.S. Government and foreign            |
| governments; other regulatory uncertainties; collective bargaining labor    |
| disputes; performance issues with key suppliers, subcontractors and         |
| customers; governmental export and import policies; factors that result in  |
| significant and prolonged disruption to air travel worldwide; any           |
| additional impacts from the attacks of September 11, 2001; global trade     |
| policies; worldwide political stability; domestic and international         |
| economic conditions; price escalation trends; the outcome of political and | | legal processes, including uncertainty regarding government funding of | | certain programs; changing priorities or reductions in the U.S. Government | | or foreign government defense and space budgets; termination of government | | contracts due to unilateral government action or failure to perform; legal, | | financial and governmental risks related to international transactions; | | legal proceedings; and other economic, political and technological risks and| | uncertainties. Additional information regarding these factors is contained | | in the Company's SEC filings, including, without limitation, the Company's | | Annual Report on Form 10-K for the year ended 2001 and the 10Q's for the |
| quarters ended 31 March 2001, 30 June 2001 and 30 September 2001.           |
-------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Consolidated Results of Operations
----------------------------------

Sales of $13.8 billion for the first three months of 2002 were 4% higher than sales for the comparable period of 2001. For the first three months of 2002, a total of 110 commercial aircraft were delivered, compared with 122 for the same period in 2001. Approximately 380 commercial aircraft deliveries are currently projected for the full year of 2002, compared with 527 in 2001.

Net loss for the first quarter of 2002 was $1,249 million, compared with net earnings of $1,237 million for the same period in 2001. The first quarter of 2002 net loss included a $(1,827) million cumulative effect of accounting change as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The first quarter of 2002 also included a net non-recurring after tax charge of $24 million. This charge included a $15 million benefit related to continuing F-15 program supplier termination negotiations; a $24 million charge related to decreased valuations of commercial aircraft and adverse exposure under certain guarantees and commitments related to the events of September 11; and a $15 million loss recognized on a long-held equity investment. A non-recurring after tax benefit of $475 million was recorded during the comparable period of 2001 related to a research and development tax settlement.

Research and development expense totaled $459 million for the first three months of 2002, compared with $422 million for the same period of 2001. Commercial Airplanes segment research and development expense of $223 million for the first quarter of 2002 reflected an increase over the $195 million expense for the first quarter of 2001. Space and Communications segment research and development expense of $128 million for the first quarter of 2002 is in line with the spending levels for the same period in 2001. Military Aircraft and Missile Systems segment research and development expense of $82 million for the first quarter of 2002 was higher than the $53 million expense for the first quarter of 2001. Research and development in the Other segment relates principally to Connexion by BoeingSM and Air Traffic Management.

Income tax expense for the first three months of 2002 was $254 million, or 30.5% of pretax earnings, compared with $69 million, or 5.3% of pretax earnings in 2001. These rates differ from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income
(ETI) exclusion tax benefits, tax credits, and state income taxes, and for 2001 due to a one-time audit settlement benefit for research credits at McDonnell Douglas Corporation.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company filed a petition for writ of certiorari with the United States Supreme Court and is awaiting the Court's decision on whether to grant hearing of this case before the Court. The Company has fully provided for any potential earnings impact that may result from this decision. If the Company were to prevail, the refund would include interest computed to the payment date.

In February 2000, the World Trade Organization (WTO) Appellate Body upheld a panel decision that U.S. FSC tax provisions constituted a prohibited export subsidy. In response, in November 2000, the United States enacted legislation to repeal the FSC tax provisions, subject to transition rules, and enacted replacement legislation (the Extraterritorial Income Exclusion Act of 2000). The European Union objected to this ETI exclusion, and in November 2001 asked the WTO to authorize trade sanctions on a list of goods, including aircraft, produced in the United States. At this point the WTO has not yet ruled on the request for sanctions and it is not known if, and to what extent, any sanctions will be authorized. In January 2002, the Appellate Body of the WTO upheld a ruling that the United States had failed to withdraw the prohibited FSC export subsidy. The U.S. Government is currently reviewing its options in response to this decision. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.


Segment Results of Operations
-----------------------------

The Company operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Boeing Capital Corporation. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Commercial Airplanes

First quarter 2002 commercial jet aircraft deliveries totaled 110 compared with 122 during the same period in 2001. Commercial Airplanes segment revenues were $8.3 billion in the first quarter 2002 compared with $8.4 billion for the same period in 2001. The decline in revenue was due primarily to the decline in the spare parts market resulting from the events of September 11, 2001. The decline in jet aircraft deliveries did not have a significant impact on total revenue due to favorable mix of aircraft sold.

Commercial jet aircraft deliveries were as follows:

                                             Three months ended
                                                  March 31
               -------------------------------------------------
               Model                        2002         2001
               -------------------------------------------------
               717                             3            7 (1)
               737 Next Generation            59*(1)       72*
               747                             8            7
               757                            12            8
               767                            12           10
               777                            16           16
               MD-11                           -            2
               -------------------------------------------------
                     Total                   110          122
               =================================================
                *Included one intercompany C-40 737 aircraft


Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

Commercial Airplanes segment first quarter 2002 operating earnings, based on the unit cost of airplanes delivered, were $973 million, compared with $860 million for the same period in 2001. The overall Commercial Airplanes segment operating profit margin was 11.7% for the first quarter of 2002, compared with 10.2% for the same period in 2001. The first quarter 2002 margin increase over the same period in 2001 primarily reflects favorable cost performance on the 737NG program, offset by the decline in spare parts sales and increased research and development expense.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 20. Commercial Airplanes segment earnings under GAAP were $639 million and $749 million for the first quarter of 2002 and 2001. The GAAP determined segment margin of 7.7% in 2002 compares with 8.9% for the same three month period in 2001. In addition to the impacts to the segment margins caused by the decline in spare parts sales and increased research and development expense identified above, the GAAP segment margins have been adversely impacted due to the near-term aircraft market decline resulting from the events of September 11.

The favorable cost performance on the 737NG program reflected in the current period earnings and margin based on unit cost of sales is recognized over current and future deliveries under the program method of accounting. For segment reporting purposes, the favorable cost performance is a cumulative adjustment over current and prior deliveries. Program quantities for the 737NG and 777 are 1,800 and 600 units, unchanged from March 31, 2001.

As of March 31, 2002, the Company had cumulatively delivered 96 717 program aircraft. The 717 program is accounted for under the program method of accounting. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews could include revised assumptions of revenues and costs. The Company has potentially material exposures related to the 717 program, principally attributable to vendor termination costs that could result from a lack of longer-term market acceptance. Additionally, the Company has potential exposure relating to the valuation of 717 customer financing assets.

Military Aircraft and Missile Systems

Military Aircraft and Missile Systems segment revenues for the first quarter of 2002 increased 22% to $3.0 billion compared to $2.4 billion for the same period in 2001. Aircraft, rotorcraft, and tactical weapons program deliveries were all higher, as were revenues from military aerospace support.

Military Aircraft and Missile Systems segment deliveries included the following:

                                            Three months ended
                                                 March 31
               ------------------------------------------------
               Model                        2002         2001
               ------------------------------------------------
               C-17                            3            2
               F/A-18E/F                      10            7
               T-45TS                          2            4
               CH-47                           2            2
               AH-64 Apache (New Builds)       5            2


First quarter 2002 segment earnings and operating margins totaled $363 million and 12.2%. This compares to segment earnings and operating margins of $246 million and 10.1% during the first quarter of 2001. The increase in earnings from 2001 is primarily due to the additional delivery volume and program performance improvements. Research and development expense in the first quarter of 2002 was $82 million compared to $53 million during the first quarter of 2001. Additional spending on the 767 Tanker program primarily drove the increase in research and development expense from a year ago.

Military Aircraft and Missile Systems took steps towards securing significant growth opportunities during the quarter. On March 13, 2002, Military Aircraft and Missile Systems received additional Joint Direct Attack Munitions (JDAM) orders increasing production rates and accelerating deliveries in support of increasing national security needs. In April 2002, the Korean Ministry of National Defense announced that Boeing's F-15K was selected for its F-X fighter program, with expected contract finalization in the second quarter of 2002. On March 29, 2002, the U.S. Air Force selected Boeing to proceed in negotiations on a tanker program. Tanker negotiations, including lease arrangements, are currently expected to be complete this summer.

On March 18, 2002, the Company signed an agreement to sell its ordnance business located in Mesa, AZ to Alliant Techsystems (ATK) pending regulatory approvals. The transaction is expected to be completed in the second quarter of 2002.

Space and Communications

Space and Communications segment revenues were $2.3 billion in the first quarter of 2002 compared with $2.2 billion for the same period in 2001.

Space and Communications segment deliveries included the following:

                                            Three months ended
                                                 March 31
               ------------------------------------------------
               Model                        2002         2001
               ------------------------------------------------
               Delta II                        1            -
               Satellites                      3            1


The greatest segment revenue growth was in the Missile Defense sector, with the Company being named the missile defense architecture System Integration Lead for the newly established National Team. Growth will also continue in the Integrated Battlespace market.

Space and Communications segment operating earnings for the first quarter of 2002 were $42 million compared with $84 million in the first quarter of 2001. Operating margins were 1.8% for the first quarter of 2002 compared to 3.7% for the first quarter of 2001. The lower earnings and margins were a result of issues in the commercial satellite market and with technical issue resolution and its impact on satellite production.

In February 2002, Space and Communications undertook a reorganization of their commercial satellite manufacturing activities in response to unfavorable market conditions. This action will enhance factory efficiencies and competitiveness via the infusion of proven Boeing lean manufacturing processes. The restructuring includes facilities consolidation, workforce rightsizing, and design and production streamlining with an enhanced focus on quality. These actions are expected to improve the profitability of satellite manufacturing for the remainder of the year despite the current downturn in the commercial satellite market.

Major events during the first quarter of 2002 included another successful Ground-based Midcourse Defense program integrated flight test. As previously mentioned, Space and Communications also assumed the Systems Integration Lead for the new national industry team established by the Missile Defense Agency. In addition, Space and Communications achieved a significant milestone in their Integrated Battlespace growth strategy by being selected as the prime contractor to develop the Army's future combat system.

Significant risk remains related to work in process inventory and supplier commitments for the Delta III program. Space and Communications is actively working to mitigate much of this risk, primarily through the conversion of Delta IIIs to Delta IIs. This risk assessment remains closely monitored, and additional opportunities for conversions are under review.

The Sea Launch program in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmach (15%) of Ukraine had no launches in the first quarter of 2002, however, several launches are planned for the year. Boeing's investment in this venture as of March 31, 2002 is reported at zero, which reflects the prior recognition of losses reported by Sea Launch. Boeing has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory. Net of liabilities established, the Company's maximum exposure to credit-related losses associated with credit guarantees is $351 million as of March 31, 2002. Financial exposure related to performance guarantees and accounts receivable/inventory amounted to $162 million at March 31, 2002.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. The joint venture operations are not included in the Company's consolidated statements; however, the Company's proportionate share of joint venture earnings is recognized as income. Included in Space and Communications operating earnings for the first quarter of 2002 were $15 million compared to $18 million in the first quarter of 2001 related to United Space Alliance operations. The lower income was primarily due to one less shuttle flight in the current quarter versus the first quarter of 2001.

Space and Communications continues to invest in its key development programs - Delta IV and 737 Airborne Early Warning & Control. First quarter 2002 company-sponsored research and development spending was $47 million, which was slightly lower than first quarter 2001 spending of $53 million. This was primarily due to the transition of the Delta IV launch vehicle into production later this year. Additionally, overall research and development investment was comparable year over year with first quarter 2002 spending of $128 million compared to first quarter 2001 spending of $123 million.

Boeing Capital Corporation

Revenues for Boeing Capital Corporation (BCC) consisted principally of income earned on funds employed in financing activities (direct finance leases, operating leases, notes receivable, and investments). Earnings are net of depreciation on leased equipment and operating expenses. No interest expense on debt is included in BCC's earnings reflected in Note 20; however, interest expense of $90 million and $73 million was associated with debt relating to financing activities as of March 31, 2002 and 2001.

Operating earnings for BCC were $156 million for the first quarter of 2002, compared with $113 million for the first quarter of 2001, exclusive of interest expense. The increase was due principally to an increase in financing assets.

Since the terrorist attacks of September 11, 2001, BCC has continued to closely monitor the value and utility of equipment securing its financing assets. The effects of the terrorist attacks have not had, and BCC believes they are not likely to have, a material adverse impact on BCC's earnings, cash flows or financial position. However, no assurance can be given that such impact will not become material if the economy and the airline industry do not recover as currently expected.

In the first quarter of 2002, $242 million of financing assets secured by aircraft operated by United Airlines were transferred from the Company to BCC.

Other

Other segment earnings were a loss of $52 million in the first quarter of 2002 and a loss of $22 million for the same period in 2001. The increase in losses between periods was primarily due to research and development activity related to Connexion by BoeingSM and, to a lesser extent, Air Traffic Management and Boeing Technology. Research and development expense attributable to the Other segment was $26 million in the first quarter of 2002 and $51 million for the same period in 2001. Also included in the Other segment for first quarter of 2002 were losses relating to intercompany guarantees made to BCC amounting to $23 million, $10 million of which related to impairment losses, at a consolidated level, and operating earnings of $11 million attributable to financing assets not intended to be transferred to BCC. As of March 31, 2002, these financing assets consisted of four C-17 transport aircraft leased to the United Kingdom Royal Air Force.


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

As of December 31, 2001, the Company completed an assessment of the impact due to events of September 11, 2001 and recorded liabilities totaling $542 million. Of this amount, $402 million related to liabilities to be primarily settled in cash and the remaining $140 million was recorded as asset impairments on used aircraft purchase contracts.

During the first quarter of 2002, the Company identified and recorded a further charge of $34 million attributable to the events of September 11, 2001. Of this charge, $12 million was associated with guarantee commitments and $22 million related to a further decrease in used airplane values. Three used airplanes on purchase contracts were returned from customers during the quarter resulting in an inventory write-down and a reduction to the liability of $19 million. See Note 2 for a reconciliation of the liabilities recorded as of March 31, 2002 and December 31, 2001.

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


Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the Company's cash position totaled $643 million.

Excluding non-recourse debt and Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total debt represents 35% of total shareholders' equity plus debt. The consolidated debt, including BCC and non-recourse, represents 57% of total shareholders' equity plus debt.

Revolving credit line agreements with a group of major banks, totaling $4.5 billion, remain available but unused. The Company also has available $4.0 billion under commercial paper programs, of which $2.0 billion is attributable to BCC, and are backed by the $4.5 billion revolving credit line agreements. As of the end of the first quarter of 2002, the Company had an outstanding commercial paper balance of $360 million, which is related to BCC.

On April 15, 2002, Boeing contributed $325 million to three of the Company's defined benefit plans. These three plans, like all of Boeing's major domestic plans, remain fully funded under the Internal Revenue Code. The Company elected to contribute enough funds to ensure that each of Boeing's plans would have assets that were at least approximately equal to (and in most cases greater than) the liability for vested benefits as measured by the Pension Benefit Guaranty Corporation.

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

Backlog
-------

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

                                                March 31   December 31
                                                    2002          2001
          ------------------------------------------------------------
          Commercial Airplanes                    $ 71.6        $ 75.9
          Military Aircraft and Missile Systems     22.5          17.6
          Space and Communications                  16.1          13.1
          ------------------------------------------------------------
            Total contractual backlog             $110.2        $106.6
          ============================================================

Unobligated U.S. Government contract funding not included in backlog totaled $20.9 billion at March 31, 2002, compared with $27.5 billion at December 31, 2001.


Standard Issued and Not Yet Implemented
---------------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," effective to the Company on January 1, 2003. The Company does not believe that the implementation of this standard will have a significant impact on the financial statements.

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

The Company is subject to commodity price risk relating principally to energy used in production. The Company uses commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to these contracts is not material.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2002, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

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

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

In January 2002 and March 2002, four other gender discrimination class actions were filed in locations that were originally part of the Beck case but subsequently excluded from the class certified by the district court. The four new cases cover females employed in California, Missouri, Kansas, and Oklahoma. Many of the named plaintiffs in these new cases were also named plaintiffs in Beck. Like Beck, these new cases focus on compensation and promotion decisions.

The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Meeting of Shareholders was held on April 29, 2002.

        (b) At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2005. The votes were as follows:
                                                       For          Withheld
                                               -----------        ----------
               Philip M. Condit                661,819,185        36,181,148
               Kenneth M. Duberstein           676,077,380        21,922,952
               W. James McNerney, Jr.          676,597,445        21,402,887
               Lewis E. Platt                  671,873,413        26,126,919


             The terms of the following directors continued after the annual meeting:

                John H. Biggs    John F. McDonnell      Harry C. Stonecipher
                John E. Bryson   Rozanne L. Ridgway
                Paul E. Gray     John M. Shalikashvili


        (c)  The results of voting on Proposals 2 through 13 were as follows:

             2. A Company proposal to ratify the appointment of Deloitte &
                Touche as independent auditors for the fiscal year ending December 31, 2002.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              663,867,890         83.17%      95.11%           95.62%
        Against           30,380,272          3.81%       4.35%            4.38%
        Abstain            3,752,170          0.47%       0.54%

             3. A shareholder proposal requesting the Company to provide a comprehensive report describing the Company's involvement in space-based weaponization.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               34,766,117          4.36%       6.31%            6.58%
        Against          493,652,543         61.85%      89.55%           93.42%
        Abstain           22,844,187          2.86%       4.14%
        Broker non-votes 146,737,484         18.38%

             4. A shareholder proposal requesting the Board to institute a special Executive Compensation Review to find ways to link compensation of its key executives with corporate social performance.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               46,820,143          5.87%       8.49%            8.85%
        Against          482,294,666         60.42%      87.49%           91.15%
        Abstain           22,147,034          2.77%       4.02%
        Broker non-votes 146,738,488         18.38%


             5. A shareholder proposal requesting the Compensation Committee of the Board to incorporate measures of human capital in establishing and administering standards for calculating performance-based executive compensation.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               46,332,964          5.80%       8.40%            8.71%
        Against          485,379,663         60.81%      88.05%           91.29%
        Abstain           19,550,214          2.45%       3.55%
        Broker non-votes 146,737,490         18.38%


             6. A shareholder proposal requesting the Board to amend its written diversity and equal employment opportunity policies to exclude any reference to sexual orientation.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               45,447,870          5.69%       8.24%            8.53%
        Against          487,169,818         61.03%      88.37%           91.47%
        Abstain           18,645,165          2.34%       3.38%
        Broker non-votes 146,737,478         18.38%


             7. A shareholder proposal requesting the Board to adopt annual election of all directors.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              272,775,797         34.17%      49.48%           50.49%
        Against          267,526,989         33.52%      48.53%           49.51%
        Abstain           10,960,065          1.37%       2.01%
        Broker non-votes 146,737,480         18.38%

             8. A shareholder proposal recommending that the Company not adopt or maintain a shareholder rights plan, unless such plan has been previously approved by a shareholder vote.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              272,641,696         34.16%      49.46%           50.66%
        Against          265,554,557         33.27%      48.17%           49.34%
        Abstain           13,066,587          1.64%       2.37%
        Broker non-votes 146,737,491         18.38%


             9. A shareholder proposal recommending the adoption of a bylaw provision to nominate independent directors to key board committees.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              121,312,431         15.20%      22.01%           22.80%
        Against          410,866,547         51.47%      74.53%           77.20%
        Abstain           19,083,867          2.39%       3.46%
        Broker non-votes 146,737,486         18.38%


            10. A shareholder proposal recommending that the Board obtain prior shareholder approval for all future severance agreements for senior executives if there is a change in control of the Company.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              150,399,024         18.84%      27.28%           28.16%
        Against          383,647,304         48.06%      69.59%           71.84%
        Abstain           17,216,511          2.16%       3.12%
        Broker non-votes 146,737,492         18.38%


            11. A shareholder proposal requesting the Board to adopt simple majority vote on all issues submitted for shareholder vote.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For              271,438,087         34.01%      49.54%           50.69%
        Against          264,023,853         33.08%      48.18%           49.31%
        Abstain           12,501,402          1.57%       2.28%
        Broker non-votes 150,036,990         18.80%

            12. A shareholder proposal requesting that the Company adopt a
                Directors' compensation bylaw requiring that the Company's Directors be paid with Boeing common stock as the major or full amount of their retainer.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               47,374,443          5.94%       8.65%            8.95%
        Against          481,689,866         60.35%      87.91%           91.05%
        Abstain           18,899,036          2.37%       3.45%
        Broker non-votes 150,036,987         18.80%


           13. A shareholder proposal requesting the Board of Directors to give all non-represented employees a choice of pension plans at the time of termination or retirement.

                           Number of  % of Eligible  % of Votes       % of Votes
                               Votes          Votes     Present   For or Against
                         -----------  -------------  ----------   --------------
        For               63,931,783         8.01%       11.67%           11.98%
        Against          469,673,734        58.84%       85.71%           88.02%
        Abstain           14,357,814         1.80%        2.62%
        Broker non-votes 150,037,000        18.80%

Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits

             (3) Articles of Incorporation and By-Laws
                 (i) By-Laws, as amended and restated on February 25, 2002.
                      Filed herewith.

            (15) Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

        (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter covered by this report.

                  REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS


The condensed consolidated statement of financial position as of March 31, 2002, the condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Shareholders
The Boeing Company
Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois

April 23, 2002

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


          May 7, 2002                     /s/      James A. Bell
       ----------------                  ------------------------------
            (Date)                                James A. Bell
                                            Vice President of Finance
                                              & Corporate Controller