Form 10-Q
period 2002-06-30
BOEING CO
filed 2002-08-12
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Riverside, Chicago, IL	60606-1596
(Address of principal executive offices)	(Zip Code)

(312) 544-2000
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No

As of July 31, 2002, there were 799,276,656 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

Part I.	Financial Information (Unaudited)

	Item 1.	Financial Statements
Statements of Operations
Statements of Financial Position
Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Sales and other operating revenues	$27,678	$28,809	$13,857	$15,516
Cost of products and services	23,103	24,037	11,532	12,967

	4,575	4,772	2,325	2,549
Equity in income from joint ventures	41	44	30	22
General and administrative expense	1,293	1,167	621	644
Research and development expense	844	883	385	461
Gain on dispositions, net	42		42
Share-based plans expense	220	181	116	99
Special charges due to events of September 11, 2001	34

Earnings from operations	2,267	2,585	1,275	1,367
Other income	40	252	28	17
Interest and debt expense	(351)	(320)	(179)	(172)

Earnings before income taxes	1,956	2,517	1,124	1,212
Income taxes	599	441	345	372

Net earnings before cumulative effect of accounting change	1,357	2,076	779	840
Cumulative effect of accounting change, net of tax	(1,827)	1

Net earnings (loss)	$(470)	$2,077	$779	$840

Basic earnings per share before cumulative effect of accounting change	$1.69	$2.50	$0.97	$1.02
Cumulative effect of accounting change, net of tax	(2.28)

Basic earnings (loss) per share	$(0.59)	$2.50	$0.97	$1.02

Diluted earnings per share before cumulative effect of accounting change	$1.68	$2.45	$0.96	$0.99
Cumulative effect of accounting change, net of tax	(2.26)

Diluted earnings (loss) per share	$(0.58)	$2.45	$0.96	$0.99

Cash dividends paid per share	$0.34	$0.34	$0.17	$0.17

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions)	June 30 2002	December 31 2001

Assets

Cash and cash equivalents	$816	$633
Accounts receivable	5,713	5,156
Current portion of customer and commercial financing	1,241	1,053
Deferred income taxes	2,544	2,444
Inventories, net of advances and progress billings	5,446	6,635

Total current assets	15,760	15,921
Customer and commercial financing	10,379	9,345
Property, plant and equipment, net	8,415	8,459
Goodwill	2,751	5,127
Other acquired intangibles, net	1,123	1,320
Prepaid pension expense	6,477	5,838
Other assets	2,323	2,048

	$47,228	$48,058

Liabilities and Shareholders' Equity

Accounts payable and other liabilities	$13,559	$13,872
Advances in excess of related costs	3,008	4,021
Income taxes payable	728	909
Short-term debt and current portion of long-term debt	1,844	1,399

Total current liabilities	19,139	20,201
Deferred income taxes	333	177
Accrued retiree health care	5,459	5,367
Deferred lease income	583	622
Long-term debt	11,312	10,866
Shareholders' equity:
Common shares, par value $5.00 -
1,2000,000 shares authorized;
Shares issued - 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,403	1,975
Treasury shares, at cost - 172,795,673 and 174,289,720	(8,446)	(8,509)
Retained earnings	13,585	14,340
Accumulated other comprehensive income	(415)	(485)
Unearned compensation	(1)	(3)
ShareValue Trust shares - 39,990,311 and 39,691,015	(1,783)	(1,552)

Total shareholders' equity	10,402	10,825

	$47,228	$48,058

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30

(Dollars in millions)	2002	2001

Cash flows - operating activities:
Net earnings (loss)	$(470)	$2,077
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net	1,827
Share-based plans expense	220	181
Depreciation	598	600
Amortization of intangibles	52	141
Customer and commercial financing valuation provision	17	1
Gain on dispositions, net	(42)
Changes in assets and liabilities -
Accounts receivable	(545)	218
Inventories, net of advances and progress billings	1,187	(618)
Accounts payable and other liabilities	(213)	10
Advances in excess of related costs	(1,013)	693
Income taxes payable and deferred	538	(638)
Deferred lease income	(39)	306
Prepaid pension expense	(639)	(470)
Accrued retiree health care	92	86
Other	(180)	(361)

Net cash provided by operating activities	1,390	2,226

Cash flows - investing activities:
Customer financing and properties on lease, additions	(2,149)	(1,913)
Customer financing and properties on lease, reductions	860	568
Property, plant and equipment, net additions	(463)	(470)
Proceeds from dispositions	52	68

Net cash used by investing activities	(1,700)	(1,747)

Cash flows - financing activities:
New borrowings	1,276	2,300
Debt repayments	(545)	(517)
Common shares purchased		(1,540)
Stock options exercised, other	47	67
Dividends paid	(285)	(297)

Net cash provided by financing activities	493	13

Net increase in cash and cash equivalents	183	492

Cash and cash equivalents at beginning of year	633	1,010

Cash and cash equivalents at end of 2nd quarter	$816	$1,502

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions)
(Unaudited)

Note 1 - Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended June 30, 2002, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 - Accounting for the Impact of the September 11, 2001 Terrorist Attacks

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall.

To address the widespread financial impact of the attacks, the Emerging Issues Task Force (EITF) released Issue No. 01-10, Accounting for the Impact of Terrorist Attacks of September 11, 2001. This issue specifically prohibits treating costs and losses resulting from the events of September 11, 2001, as extraordinary items; however, it observes that any portion of these costs and losses deemed to be unusual or infrequently occurring should be presented as a separate line item in income from continuing operations.

As of December 31, 2001, the Company completed an assessment of the impact due to events of September 11, 2001, and recorded charges totaling $542. Of this amount, $402 related to liabilities to be primarily settled in cash and the remaining $140 was recorded as asset impairments to reflect the decrease in the anticipated fair value of aircraft under purchase commitments. During the first quarter of 2002, the Company identified and recorded a further charge of $34 attributable to the events of September 11, 2001. Of this charge, $12 was associated with guarantee commitments and $22 related to a further decrease in used airplane values. No additional charges were recorded during the three month period ended June 30, 2002.

During the six months ended June 30, 2002, used airplanes under purchase commitments, returned by customers, resulted in a reclassification of a previously recognized asset impairment of $38 to inventory to reflect the fair value of the returned aircraft. As of June 30, 2002, the remaining asset impairments related to September 11, 2001, were $124.

Liabilities to be primarily settled in cash attributable to September 11, 2001, as of December 31, 2001 and June 30, 2002, were as follows:

	December 31 2001	Payments	Change in Estimate	June 30 2002

Employee severance	$285	$(156)	$-	$129
Vendor penalties	68	(25)		43
Guarantees	49	(21)	12	40

	$402	$(202)	$12	$212

Any costs or adjustments in estimates will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001.'

Note 3 - Goodwill and Acquired Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill assigned to it, to its carrying value. The Company estimates the fair value of a reporting unit using discounted cash flows, subject to adjustments based upon the Company's market capitalization at the date of evaluation. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

Using the SFAS No. 142 approach described above, the Company recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to the Company's segments as follows: Space and Communications $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

The transitional impairment charge resulted from application of the new impairment methodology introduced by SFAS No. 142. Previous accounting rules incorporated a comparison of carrying value to undiscounted cash flows, whereas new rules require a comparison of carrying value to discounted cash flows, which are lower. Under previous requirements, no goodwill impairment would have been recorded on January 1, 2002.

Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company selected April 1 as its annual testing date. As a result of the Company's assessment as of April 1, 2002, no impairment was indicated.

The following tables reconcile net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share adjusted for SFAS No. 142.

	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Net earnings (loss):

Net earnings before cumulative effect of accounting change	$1,357	$2,076	$779	$840
Add back: Goodwill and assembled workforce amortization, net of tax		71		35
Add back: Tradename amortization, net of tax		2		1

Adjusted net earnings before cumulative effect of acounting change	1,357	2,149	779	876
Cumulative effect of accounting change, net of tax	(1,827)	1

Adjusted net earnings (loss)	$(470)	$2,150	$779	$876

Basic earnings (loss) per share:

Basic earnings per share before cumulative effect of accounting change	$1.69	$2.50	$0.97	$1.02
Add back: Goodwill and assembled workforce amortization, net of tax		0.09		0.04

Adjusted basic earnings per share before cumulative effect of accounting change	1.69	2.59	0.97	1.06
Cumulative effect of accounting change, net of tax	(2.28)

Adjusted basic earnings (loss) per share	$(0.59)	$2.59	$0.97	$1.06

Diluted earnings (loss) per share:

Diluted earnings per share before cumulative effect of accounting change	$1.68	$2.45	$0.96	$0.99
Add back: Goodwill and assembled workforce amortization, net of tax		0.08		0.04

Adjusted diluted earnings per share before cumulative effect of accounting change	1.68	2.53	0.96	1.03
Cumulative effect of accounting change, net of tax	(2.26)

Adjusted diluted earnings (loss) per share	$(0.58)	$2.53	$0.96	$1.03

As a result of the adoption of SFAS No. 142 and the transition provisions of SFAS No. 141, Business Combinations, the Company reclassified assembled workforce with goodwill, ceased amortization of goodwill and recorded an impairment loss. The balance of goodwill subsequent to the recognition of the first quarter 2002 transitional impairment charge discussed above was $2,751. During the three months ended June 30, 2002, there were no changes to the carrying amount of goodwill. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2002, were as follows:

	December 31 2001	Goodwill Adjustments (1)	Reclassification of Assembled Workforce	Impairment Losses	June 30 2002

Space and Communications	$3,264	$(115)	$133	$(1,586)	$1,696
Commercial Airplanes	1,032	(5)	21	(430)	618
Military Aircraft and Missile Systems	434				434
Other	397			(394)	3

Total (2)	$5,127	$(120)	$154	$(2,410)	$2,751

(1)	The goodwill adjustments primarily represent post-acquisition adjustments of deferred tax assets established in purchase accounting relating to the Hughes acquisition.
(2)	Boeing Capital Corporation, one of the Company's reportable segments, did not have goodwill as of June 30, 2002 and December 31, 2001.

Included in goodwill are certain claims submitted to Hughes for resolution as contractual purchase price contingencies relating to the acquisition of Hughes Electronics Corporation space and communications and related businesses in October 2000. The Company anticipates finalizing the Hughes purchase price allocation by the end of 2003, at the conclusion of arbitration procedures related to these contingencies.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company's acquired intangible assets as of June 30, 2002 and December 31, 2001, were as follows:

	June 30, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$105	$566	$75
Product know-how	308	18	308	13
Assembled workforce			172	18
Other	201	26	201	18

Total	$1,075	$149	$1,247	$124

Amortization expense for acquired finite-lived intangible assets during the six months ended June 30, 2002, was $43. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:

Estimated Amortization Expense

2002 (remainder)	$43
2003	$86
2004	$86
2005	$83
2006	$76
2007	$76

As of June 30, 2002 and December 31, 2001, the Company had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Basic weighted average shares outstanding	798.7	830.4	799.0	826.9
Dilutive securities:
Stock options	2.4	7.3	2.4	7.5
Stock units	6.5	6.3	6.7	6.4
ShareValue Trust	0.3	4.1		4.3

Diluted potential common shares	9.2	17.7	9.1	18.2

Diluted weighted average shares outstanding	807.9	848.1	808.1	845.1

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

For the period ended June 30, 2002, options to purchase shares of common were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Options to purchase 12,422,549 and 12,645,104 shares of common stock were outstanding for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2002, 19,114,053 units of Performance Shares were not included in the computation of diluted EPS because the average market price did not exceed, or was not maintained, above the conversion threshold price. However, these options and stock units could be dilutive in the future.

Note 5 - Income Taxes

The effective tax rate of 30.6% for the first six months of 2002 differs from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, and state income taxes. Income tax payments, net of refunds and settlements, were $61 and $925 for the six months ended June 30, 2002 and 2001.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company then filed a petition for writ of certiorari with the United States Supreme Court. On May 28, 2002, the United States Supreme Court granted the Company's petition for writ of certiorari and will hear arguments during its term that begins in October 2002. The Company will not have a negative earnings impact as a result of the suit's outcome.

Note 6 - Accounts Receivable

Accounts receivable consisted of the following:

	June 30 2002	December 31 2001

U.S. Government contracts	$3,156	$2,597
Commercial Airplane segment customers	638	679
Other	1,979	1,944
Less valuation allowance	(60)	(64)

	$5,713	$5,156

Note 7 - Inventories

Inventories consisted of the following:

	June 30 2002	December 31 2001

Commercial aircraft programs	$7,913	$10,138
Long-term contracts in progress	8,879	7,329
Commercial spare parts, used aircraft, general stock materials and other	2,646	2,629

	19,438	20,096
Less advances and progress billings	(13,992)	(13,461)

	$5,446	$6,635

Inventory costs at June 30, 2002, included unamortized tooling of $717 and $267 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $761 and $82 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 2001, included unamortized tooling of $821 and $305 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $863 and $429 relating to the 777 and Next-Generation 737 programs. There were no significant deferred production costs or unamortized tooling associated with the 717 program.

Used aircraft in inventory totaled $385 and $316 as of June 30, 2002 and December 31, 2001.

Note 8 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30 2002	December 31 2001

Land	$482	$489
Building and land improvements	8,995	8,598
Machinery and equipment	10,595	10,642
Construction in process	916	1,099

	20,988	20,828
Less accumulated depreciation	(12,573)	(12,369)

	$8,415	$8,459

Note 9 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	June 30 2002	December 31 2001

Aircraft financing
Notes and other receivables	$1,904	$1,401
Investment in sales-type/financing leases	3,103	2,796
Operating lease equipment, at cost,
less accumulated depreciation of
$437 and $337	4,119	3,843

Commercial equipment financing
Notes and other receivables	932	1,008
Investment in sales-type/financing leases	930	776
Operating lease equipment, at cost,
less accumulated depreciation of
$86 and $85	780	716

Less valuation allowance	(148)	(142)

	$11,620	$10,398

The change in the valuation allowance for the first six months of 2002 consisted of the following:

Valuation Allowance

Beginning balance - December 31, 2001	$(142)
Charged to costs and expenses	(17)
Reduction in customer and commercial financing assets	11

Ending balance - June 30, 2002	$(148)

Commercial equipment financing consists principally of business aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment, and other equipment, which the Company believes has adequate collateral value.

Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over its useful life to an estimated salvage value, primarily on a straight-line basis.

Financing for aircraft is collateralized by security in the related asset, and the Company has not experienced problems in accessing such collateral. The operating lease aircraft category primarily includes new and used jet and commuter aircraft.

As of June 30, 2002 and December 31, 2001, aircraft financing operating lease equipment included $1,050 and $510 of equipment available for re-lease, of which $435 and $396 related to Boeing Capital Corporation. During the second quarter of 2002, AMR Corporation returned 24 717s to the Company, which are included in operating lease equipment held for lease as of June 30, 2002.

As of June 30, 2002 and December 31, 2001, sales-type/financing leases and operating leases attributable to aircraft financing included $1,665 and $1,499 attributable to 717 model aircraft ($676 and $692 accounted for as operating leases) and $1,009 and $1,030 attributable to MD-11 model aircraft ($791 and $810 accounted for as operating leases).

Note 10 - Investments

The following table shows the impact of investments accounted for pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded in other assets at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income. Held-to-maturity securities are recorded in other assets at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only.

	June 30, 2002				December 31, 2001

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$19	$2	$14	$7	$44	$24	$20
Debt	334	7	1	340	4		4
Held-to-Maturity
Debt	159		100	59	158	74	84

	$512	$9	$115	$406	$206	$98	$108

Debt maturities at June 30, 2002, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$-	$-
Due from 1 to 5 years	325	331	3	2
Due from 5 to 10 years	5	5
Due after 10 years	4	4	156	57

	$334	$340	$159	$59

There were no gross unrealized gains as of December 31, 2001.

As of June 30, 2002 and December 31, 2001, $19 and $20 of unrealized loss was recorded in accumulated other comprehensive income related to a debt security that was reclassified from available-for-sale to held-to-maturity at its fair value at December 31, 2001. The unrealized loss will be amortized to earnings over the remaining life of the security.

During the first quarter of 2002, $24 ($15 after tax) of unrealized loss was reclassified from accumulated other comprehensive income to net earnings due to the permanent impairment of an available-for-sale investment.

Included in held-to-maturity investments carried at amortized cost as of June 30, 2002 and December 31, 2001, were $129 and $128 of Equipment Trust Certificates (ETCs), of which $50 and $52 were Enhanced Equipment Trust Certificates (EETCs). Included in available-for-sale investments as of June 30, 2002, were $331 of EETCs carried at estimated fair value. There were no EETCs classified as available-for-sale investments at December 31, 2001.

The Company held other non-marketable securities, not included in the tables above, of $222 and $274 at June 30, 2002 and December 31, 2001, which were recorded at a cost basis that approximated the fair value of those investments.

Note 11 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	June 30 2002	December 31 2001

Accounts payable	$4,714	$4,793
Accrued compensation and employee benefit costs	3,986	3,890
Lease and other deposits	583	354
Dividends payable	143	143
Other	4,133	4,692

	$13,559	$13,872

Accounts payable included $482 and $351 as of June 30, 2002 and December 31, 2001, attributable to checks written on zero-balance accounts that have not yet cleared the bank. Other liabilities as of June 30, 2002, included $336 attributable to the special charges due to the events of September 11, 2001, as described in Note 2.

Note 12 - Deferred Lease Income

In 2001, the Company delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of June 30, 2002 and December 31, 2001, the balance of $583 and $622 represented the present value of the remaining deferred lease income.

Note 13 - Debt

Short- and long-term debt consisted of the following:

	June 30 2002	December 31 2001

Non-recourse debt and notes
Enhanced equipment trust	$578	$593
13.8% - 14.3% notes due through 2003	10	14
Unsecured debentures and notes
$46, 7.565% due Mar. 30, 2002		46
$120, 9.25% due Apr. 1, 2002		120
$300, 6 3/4% due Sep. 15, 2002	300	300
$300, 6.35% due Jun. 15, 2003	300	300
$200, 7 7/8% due Feb. 15, 2005	204	204
$300, 6 5/8% due Jun. 1, 2005	296	295
$250, 6.875% due Nov. 1, 2006	249	249
$175, 8 1/10% due Nov. 15, 2006	175	175
$350, 9.75% due Apr. 1, 2012	348	348
$400, 8 3/4% due Aug. 15, 2021	398	398
$300, 7.95% due Aug. 15, 2024	300	300
$250, 7 1/4% due Jun. 15, 2025	247	247
$250, 8 3/4% due Sep. 15, 2031	248	248
$175, 8 5/8% due Nov. 15, 2031	173	173
$300, 6 5/8% due Feb. 15, 2038	300	300
$100, 7.50% due Aug. 15, 2042	100	100
$175, 7 7/8% due Apr. 15, 2043	173	173
$125, 6 7/8% due Oct. 15, 2043	125	125
Senior debt securities
2.0% - 7.4% due through 2012	4,815	4,782
Senior medium-term notes
1.9% - 7.6% due through 2017	2,667	2,109
Subordinated notes
4.3% - 8.3% due through 2012	24	24
Capital lease obligations due through 2021	444	460
Retail notes
3.9% - 6.8% due through 2017	212
Commercial paper	340	43
Other notes	130	139

	$13,156	$12,265

Of the debt balances reported above, $8,381 and $7,295 are attributed to Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, for June 30, 2002 and December 31, 2001.

The Company has $4,500 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $395 and $335 for the six months ended June 30, 2002 and 2001. Interest payments were $338 and $306 for the same respective periods.

On February 16, 2001, BCC filed with the Securities and Exchange Commission (SEC) a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities. Effective October 31, 2001, $1,000 was allocated to BCC's Series XI medium-term note program. Effective June 20, 2002, $750 was allocated to BCC's Series XI medium-term note program. As of June 30, 2002, BCC issued $3,250 of fixed rate senior notes due through 2012 at interest rates ranging from 5.65% to 6.50%. As of June 30, 2002, medium-term note issuances amounted to $200 of fixed rate notes due through 2005 at interest rates ranging from 4.13% to 4.29% and $556 of variable rate medium-term notes due through 2005. To date, an aggregate amount of $994 remains available under this Registration Statement for potential debt issuance.

On February 22, 2002, BCC filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities, which was declared effective on March 4, 2002. BCC allocated $1,000 to a retail medium-term note program. As of June 30, 2002, BCC issued $214 of fixed rate notes due through 2017 at interest rates ranging from 3.90% to 6.75%. Subsequent to June 30, 2002, BCC issued $640 of fixed rate notes due through 2013 at interest rates ranging from 3.55% to 5.80%, $40 of which is from the retail medium-term note program. After the above issuances, the aggregate amount of $4,146 remains available under this Registration Statement for potential debt issuance.

On June 6, 2002, BCC established a $1,500 U.S.-dollar European medium-term note program. As of the date hereof, the full amount remains available for potential debt issuances.

On May 24, 2001, American Airlines issued EETCs. EETCs represent obligations of a trust that are fully collateralized by aircraft owned by BCC and on lease to American Airlines. EETCs were purchased by third party investors and the proceeds were paid to BCC, resulting in recognition of non-recourse debt by the Company. The effective interest rates of these non-recourse borrowings range from 6.82% to 7.69%.

Short-term debt and the current portion of long-term debt as of June 30, 2002, consisted of the following: $759 of senior debt securities, senior medium-term notes and subordinated notes, $340 of commercial paper, $600 of unsecured debentures and notes, $63 of capital lease obligations, $41 of non-recourse debt and notes, and $41 of other notes.

Note 14 - Shareholders' Equity

Changes in shareholders' equity for the six months ended June 30, 2002 and 2001, consisted of the following:

(Shares in thousands)

	2002		2001
	Shares	Amount	Shares	Amount

Common stock
Beginning balance - January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance - June 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance - January 1		$1,975		$2,693
Share-based compensation		220		181
Treasury shares issued for stock plans, net		(29)		(52)
Tax benefit related to stock plans		6		12
ShareValue Trust market value adjustment		231		(366)

Ending balance - June 30		$2,403		$2,468

Treasury stock
Beginning balance - January 1	174,290	$(8,509)	136,385	$(6,221)
Treasury shares issued for stock plans, net	(1,494)	63	(2,315)	103
Treasury shares acquired			24,811	(1,540)

Ending balance - June 30	172,796	$(8,446)	158,881	$(7,658)

Retained earnings
Beginning balance - January 1		$14,340		$12,090
Net earnings (loss)		(470)		2,077
Cash dividends declared		(285)		(294)

Ending balance - June 30		$13,585		$13,873

Accumulated other comprehensive income
Beginning balance - January 1		$(485)		$(2)
Reclassification adjustment for loss realized in
net earnings, net of tax		15
Gain (loss) on certain investments, net of tax		(3)		4
Gain (loss) on derivative instruments, net of tax		44		(13)
Foreign currency translation adjustment		14		(5)

Ending balance - June 30		$(415)		$(16)

Unearned compensation
Beginning balance - January 1		$(3)		$(7)
Amortization and forfeitures		2		2

Ending balance - June 30		$(1)		$(5)

ShareValue Trust
Beginning balance - January 1	39,691	$(1,552)	39,156	$(2,592)
Shares acquired from dividend reinvestment, net of fees	299		213
Market value adjustment		(231)		366

Ending balance - June 30	39,990	$(1,783)	39,369	$(2,226)

All adjustments to accumulated other comprehensive income are not included in reported net earnings (loss) except for the $15 reclassification adjustment for loss realized in net earnings, net of tax.

Note 15 - Share-Based Compensation

The 'Share-based plans expense' caption on the Condensed Consolidated Statements of Operations represents the total expense for all Company plans that are payable in stock.

Share-based plans expense consisted of the following:

	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Performance Shares	$143	$107	$77	$61
ShareValue Trust	36	36	18	18
Stock options, other	41	38	21	20

	$220	$181	$116	$99

Certain deferred stock compensation plans are reflected in general and administrative expense. The Company has issued 7,451,691 stock units as of June 30, 2002, that are convertible to either stock or a cash equivalent, of which 6,580,058 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the six months ended June 30, 2002 and 2001, general and administrative expense (reduction to expense) related to deferred stock compensation was $36 and $(51). For the quarter ended June 30, 2002 and 2001, general and administrative expense (reduction to expense) related to deferred stock compensation was $(26) and $4.

Note 16 - Derivative Financial Instruments

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

Fair value hedges

Interest rate swaps under which the Company agrees to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the derivatives and the hedged items is reported in earnings. There were no significant changes in fair value reported in earnings for the six months ended June 30, 2002 and 2001.

Cash flow hedges

Cash flow hedges used by the Company include certain interest rate swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. The Company uses foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Commodity derivatives, such as fixed-price purchase commitments, are used by the Company to hedge against potentially unfavorable price changes for items used in production.

The Company entered into certain commitments to purchase electricity and natural gas at fixed prices, a percentage of which are designated as cash flow hedges. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings. There were no significant changes in fair value reported in earnings for the six months ended June 30, 2002 and 2001.

For cash flow hedges, the effective portion of the derivative's gain or loss is initially reported in shareholders' equity (as a component of accumulated other comprehensive income) and subsequently reclassified into earnings. As of June 30, 2002 and December 31, 2001, net losses of $103 ($64 net of tax) and $172 ($108 net of tax) were recorded in accumulated other comprehensive income associated with the Company's cash flow hedging transactions. For the six months ended June 30, 2002 and 2001, losses of $10 and $ 6 (net of tax) were reclassified to cost of products and services. During the next twelve months, the Company expects to reclassify to cost of products and services a loss of $40 (net of tax).

Non-hedging derivative instruments

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in earnings. For the six months ended June 30, 2002 and 2001, no significant changes in fair value were recorded in earnings.

Warrants and the conversion feature of certain convertible debt held by the Company are non-hedging derivatives. For the six months ended June 30, 2002 and 2001, the changes in fair value resulted in a loss of $3 and a gain of $18 recorded in sales and other operating revenues.

As of June 30, 2002, the Company had non-hedging foreign currency forward contracts carried at fair value. For the six months ended June 30, 2002, a gain of $23 was recorded in other income. There were no significant changes in fair value reported in earnings for the six months ended June 30, 2001.

Note 17 - Arrangements with Off-Balance-Sheet Risk

Financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, asset value guarantees, and interest rate guarantees.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $3,974 as of June 30, 2002. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has other additional commitments to arrange for equipment financing totaling $579 as of June 30, 2002.

As of June 30, 2002, there have been no significant changes in the Company's maximum exposure to losses associated with credit, asset value or interest rate guarantees, or the amounts recorded in accounts payable and other liabilities attributable to risks associated with credit or asset value guarantees.

Other arrangements

As of June 30, 2002, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $261. These lease commitments extend through 2015, and the Company's intent is to recover these lease commitments through sublease arrangements.

As of June 30, 2002, there have been no significant changes in commitments to purchase used aircraft under trade-in agreements, or the amounts recorded in accounts payable and other liabilities attributable to adverse commitments under purchase or lease arrangements.

As of June 30, 2002, the Company had extended a $69 credit line agreement to one of its joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

As a holder of an ETC, the Company has certain liquidity obligations to other investors of the trust, which may require payment in the event of default by the lessee. In the event of payment related to these liquidity obligations, the Company would receive a preferred collateral position in the underlying assets in the amount of such payments. As of June 30, 2002, there were no significant changes in the maximum potential exposure related to these liquidity obligations.

Note 18 - Contingencies

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of June 30, 2002, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2002, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350.

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

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,000). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,450 in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit named as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature were filed in the same court and were consolidated. The lawsuits generally alleged that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger of Boeing and McDonnell Douglas and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock. The Court certified two subclasses of plaintiffs in the action. The plaintiffs sought compensatory damages and treble damages. On September 17, 2001, the Company reached agreement with class counsel to settle the lawsuit for $92.5. The settlement, which will have no effect on the Company's earnings, cash flow or financial position, as it is within insurance limits, was approved by the Court in February 2002.

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

Note 19 - Business Segment Data

Segment information for revenues, earnings and research and development consisted of the following:

(Unaudited)	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Revenues:
Commercial Airplanes	$15,975	$17,760	$7,662	$9,317
Military Aircraft and Missile Systems	6,440	5,716	3,468	3,289
Space and Communications	5,012	4,765	2,680	2,519
Boeing Capital Corporation	482	394	254	233
Other	256	212	130	96
Accounting differences/eliminations	(487)	(38)	(337)	62

Operating revenues	$27,678	$28,809	$13,857	$15,516

Earnings from operations:
Commercial Airplanes	$1,763	$1,815	$790	$955
Military Aircraft and Missile Systems	821	656	458	410
Space and Communications	223	214	181	130
Boeing Capital Corporation	327	292	172	179
Other	(96)	(91)	(45)	(69)
Accounting differences/eliminations	(427)	(14)	(162)	(39)
Share-based plans expense	(220)	(181)	(116)	(99)
Unallocated expense	(124)	(106)	(3)	(100)

Earnings from operations	$2,267	$2,585	$1,275	$1,367

Other income	40	252	28	17
Interest and debt expense:
Boeing Capital Corporation	(189)	(164)	(99)	(92)
Other	(162)	(156)	(80)	(80)

Earnings before income taxes	1,956	2,517	1,124	1,212
Income taxes	599	441	345	372

Net earnings before cumulative effect of accounting change	$1,357	$2,076	$779	$840

Research and development expense:
Commercial Airplanes	$436	$385	$213	$190
Military Aircraft and Missile Systems	156	123	74	70
Space and Communications	186	248	58	125
Other	66	127	40	76

Total research and development expense	$844	$883	$385	$461

In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). Financing activities other than Boeing Capital Corporation, consisting principally of four C-17 transport aircraft under lease to the United Kingdom Royal Air Force, are included within the Other segment classification. In the second quarter of 2001, the Company established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The 2001 results have been reclassified to conform to the revised segment classifications.

On July 10, 2002, the Company announced the creation of Integrated Defense Systems (IDS), a business unit merging the Company's total space, defense, government, intelligence and communications into one organization. Prior to the announcement, these operations were contained in the Company's Military Aircraft and Missile Systems and Space and Communications reportable segments. Since the formation of IDS, the composition and review structure of internal financial information related to these operations has remained unchanged. Hence, at present, segment disclosures remain on the same basis. However, the Company is currently studying alternatives for internal reporting of financial information of the operations within IDS. When the new IDS reporting and review model is implemented, the Company will re-evaluate its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Disclosures using new reportable segments created by IDS are expected to be reported beginning in the first quarter of 2003.

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

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 of the Company's 2001 Annual Report on Form 10-K. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program and certain commercial modification programs, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of earnings from operations. These adjustments totaled $(564) and $(179) for the six months ended June 30, 2002 and 2001.

BCC segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Additionally, segment earnings reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in Note 9. No interest expense on debt is included in BCC segment earnings.

The Company entered into certain transactions with BCC in the form of intercompany guarantees and other subsidies. Intercompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). Residual value guarantees provide BCC a specified asset value at the end of a lease agreement with a third party in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of BCC's losses on financed aircraft in the event of a loss upon disposition of the aircraft following a default by the third party lessee. Rental guarantees are whole or partial guarantees covering BCC against the third party lessee's failure to pay rent under the lease agreement.

As a result of guaranteed residual values of assets or guaranteed income streams under credit guarantees, BCC is abated from asset impairments on the guaranteed aircraft to the extent of guarantee coverage. If an asset impairment is calculated on a guaranteed aircraft, the impairment charge is generally recorded in the Other segment. If the guarantee amount is insufficient to cover the full impairment loss, the shortage is recorded by BCC.

Due to intercompany guarantees, the BCC accounting classification of certain third party leases may differ from the accounting classification in the consolidated Company financial statements (i.e. sales-type lease at BCC, operating lease in the consolidated financial statements; or leveraged lease at BCC, sales-type lease in the consolidated financial statements). In these cases, the accounting treatment at BCC is eliminated and the impact of the consolidated accounting treatment is recorded in the Other segment.

In addition to guarantees, other subsidies were also provided to BCC mainly in the form of rental payments on restructured third party leases and interest rate subsidies.

The following table provides the financial statement impacts of intercompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the Other segment.

	Six months ended June 30		Three months ended June 30

	2002	2001	2002	2001

Guarantees and asset impairments	$47	$3	$29	$1
Lease accounting differences	19	10	12	10
Other subsidies	22	2	16	1

	$88	$15	$57	$12

The 'Accounting differences/eliminations' caption of earnings from operations also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the differences between pension costs recognized under SFAS No. 87, Employers' Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the 'Accounting differences/eliminations' caption.

Share-based plans expense is not allocated to other business segments except for the portion related to Boeing Capital Corporation. Unallocated expense includes corporate costs not allocated to the operating segments, including, for the period ended June 30, 2001, goodwill amortization resulting from acquisitions prior to 1998. For the period ended June 30, 2002, unallocated expense does not include goodwill amortization as a result of the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets, as described in Note 3. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 15.

Note 20 - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective for the Company on January 1, 2003. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections. This standard does not contain provisions that are material to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after December 31, 2002.

Forward-Looking Information Is Subject to Risk and Uncertainty

Certain statements in this report contain "forward-looking" information that involves risk and uncertainty. This forward-looking information is based upon a number of assumptions including assumptions regarding global economic, passenger and freight growth; successful negotiation of contracts with the Company's labor unions; current and future markets for the Company's products and services; demand for the Company's products and services; performance of internal plans, including, without limitation, plans for productivity gains, reductions in cycle time and improvements in design processes, production processes, program performance, benefits from reorganizations, and asset utilization; product performance; customer financing; customer, supplier and subcontractor performance; customer model selections; favorable outcomes of certain pending sales campaigns and U.S. and foreign government procurement actions; including the timing of procurement of tankers, supplier contract negotiations; price escalation; government policies and actions; regulatory approvals; and successful execution of acquisition and divestiture plans; and the assessment of the impact of the attacks of September 11, 2001. Actual results and future trends may differ materially depending on a variety of factors, including collective bargaining labor disputes; the Company's successful execution of internal performance plans, including continued research and development, production rate increases and decreases (particularly with respect to wide body production), production system initiatives, timing of product deliveries and launches, supplier contract negotiations, asset management plans, acquisition and divestiture plans, procurement plans, credit rating agency assessments, and other cost-reduction efforts; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities; including the timing of procurement of tankers, acceptance of new products and services; product performance risks; the cyclical nature of some of the Company's businesses; volatility of the market for certain products and services; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; uncertainties associated with regulatory certifications of the Company's commercial aircraft by the U.S. Government and foreign governments; other regulatory uncertainties; performance issues with key suppliers, subcontractors and customers; governmental export and import policies; factors that result in significant and prolonged disruption to air travel worldwide; any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions and the performance of the financial markets; price escalation trends; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended 2001 and the 10-Q for the quarter ended 31 March 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated Results of Operations

Sales of $13.9 billion for the second quarter of 2002 were 10.7% lower than sales of $15.5 billion for the comparable period of 2001. Sales of $27.7 billion for the first six months of 2002 were 3.9% lower than sales of $28.8 billion for the comparable period of 2001. Commercial aircraft deliveries for the second quarter of 2002 were 112, compared with 141 for the same period in 2001. For the first six months of 2002, a total of 222 commercial aircraft were delivered, compared with 263 for the same period in 2001. The commercial aircraft delivery projection for the full year of 2002 remains unchanged at 380, compared with 527 in 2001.

Net earnings for the second quarter of 2002 were $779 million, compared with $840 million for the same period in 2001. The second quarter of 2002 net earnings included a $28 million after tax benefit on the sale of Military Aircraft and Missile Systems ordnance business. This compares to a non-recurring after tax benefit of $36 million related to the F-15E program recorded during the comparable period of 2001. Net loss for the first six months of 2002 was $470 million, compared with net earnings of $2,077 million for the same period in 2001. The first six months of 2002 net loss included an after tax charge of $1,827 million recorded as a cumulative effect of accounting change as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Other non-recurring items recorded during the first six months of 2002 included a $28 million after tax benefit on the sale of Military Aircraft and Missile Systems ordnance business; a $15 million after tax benefit related to continuing F-15 program supplier termination negotiations; a $24 million after tax charge related to decreased valuations of commercial aircraft and adverse exposure under certain guarantees and commitments related to the events of September 11; and a $15 million after tax charge recognized on a long-held equity investment. A non-recurring after tax benefit of $475 million related to a research and development tax credit and a $36 million after tax benefit related to the F-15E program were recorded during the comparable period of 2001.

Research and development expense totaled $385 million for the second quarter of 2002, compared with $461 million for the same period in 2001. Commercial Airplanes segment research and development expense of $213 million for the second quarter of 2002 reflected an increase of 12.1% over the $190 million recorded for the same period in 2001, primarily due to increased spending attributable to the development of a longer range 747 (747-400ER) and a quiet longer range 747 (747XQLR). Spending attributable to the two longer-range 777 models (777-300ER and 777-200LR) is still significant, but has decreased from 2001. Military Aircraft and Missile Systems segment research and development expense of $74 million for the second quarter of 2002 is in line with the spending levels for the same period in 2001. Space and Communications segment research and development expense of $58 million decreased 53.6% over the $125 million recorded during the same period in 2001. Airborne Early Warning and Control System research and development program expenses decreased as the effort transitioned to work that was determined to be specifically required for the Australian Wedgetail program and Delta IV research and development spending also decreased as that program nears first flight. Research and development in the Other segment relates principally to Connexion by BoeingSM and Air Traffic Management. Research and development expense totaled $844 million for the first six months of 2002, compared with $883 million for the same period of 2001.

Income tax expense for the second quarter of 2002 was $345 million, or 30.7% of pretax earnings, compared with $372 million, or 30.7% of pretax earnings, for the same period in 2001. Income tax expense for the first six months of 2002 was $599 million, or 30.6% of pretax earnings, compared with $441 million, or 17.5% of pretax earnings, for the same period in 2001. These rates differ from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, and state income taxes, and for 2001 due to a one-time audit settlement benefit for research credits at McDonnell Douglas Corporation.

On July 10, 2002, the Company announced the creation of Integrated Defense Systems (IDS), a business unit merging the Company's total space, defense, government, intelligence and communications into one organization. Prior to the announcement, these operations were contained in the Company's Military Aircraft and Missile Systems and Space and Communications reportable segments. Since the formation of IDS, the composition and review structure of internal financial information related to these operations has remained unchanged. Hence, at present, segment disclosures remain on the same basis. However, the Company is currently studying alternatives for internal reporting of financial information of the operations within IDS. When the new IDS reporting and review model is implemented, the Company will re-evaluate its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company expects to continue to provide at least the same level of reporting transparency. Disclosures using new reportable segments created by IDS are expected to be reported beginning in the first quarter of 2003.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its Foreign Sales Corporation for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company then filed a petition for writ of certiorari with the United States Supreme Court. On May 28, 2002, the United States Supreme Court granted the Company's petition for writ of certiorari and will hear arguments during its term that begins in October 2002. The Company will not have a negative earnings impact as a result of the suit's outcome.

In February 2000, the World Trade Organization (WTO) Appellate Body upheld a panel decision that U.S. FSC tax provisions constituted a prohibited export subsidy. In response, in November 2000, the United States enacted legislation to repeal the FSC tax provisions, subject to transition rules, and enacted replacement legislation (the Extraterritorial Income Exclusion Act of 2000). The European Union objected to this ETI exclusion, and in November 2001 asked the WTO to authorize trade sanctions on a list of goods, including aircraft, produced in the United States. In January 2002, the Appellate Body of the WTO upheld a ruling that the United States had failed to withdraw the prohibited FSC export subsidy. President Bush has stated that the U.S. will bring its tax laws into compliance with the WTO ruling that the Extraterritorial Income regime constitutes a prohibited export subsidy. A WTO arbitration body will determine the level of retaliation that can be asserted by the European Union if the U.S. rules are not brought into compliance. The Administration and Congress have not reached a solution for this issue. In July 2002, Representative Bill Thomas, Chairman of the House Ways and Means Committee, introduced the American Competitiveness and Corporate Accountability Act of 2002. If enacted, that bill would repeal ETI and introduce broad-based international reform. These international provisions would have no application to the Company. It is not possible to predict what impact this issue will have on future earnings pending final resolution of these matters. If ETI is repealed and replacement legislation is not enacted, the loss of benefit to the Company could be significant.

Segment Results of Operations

The Company operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Boeing Capital Corporation. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Commercial Airplanes

Commercial Airplanes segment revenues were $7.7 billion in the second quarter of 2002 compared with $9.3 billion for the same period in 2001. For the first six months of 2002, revenues totaled $16.0 billion compared to $17.8 billion for the same period in 2001. The decline in revenue for the second quarter and first six months of 2002 was due primarily to the decline in aircraft deliveries and impacts to the spare parts market resulting from the events of September 11, 2001.

Commercial jet aircraft deliveries were as follows:

	Six months ended June 30				Three months ended June 30

Model	2002		2001		2002		2001

717	8		24	(9)	5		17	(8)
737 Next-Generation*	130	(2)	145	(2)	71	(1)	73	(2)
747	13	(1)	16		5	(1)	9
757	19		20		7		12
767	22		23		10		13
777	30		33		14		17
MD-11	-		2		-		-

Total	222		263		112		141

* Includes two intercompany C-40 737 aircraft delivered in the six months ended June 30, 2002, one in the six months ended June 30, 2001, and one in the three months ended June 30, 2002.

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Aircraft accounted for as operating leases have minimal revenues recorded at the time of delivery.

As of June 30, 2002, the Company had cumulatively delivered 101 717 program aircraft. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate positive gross profit within the program accounting quantity. Such program reviews may result in revised assumptions of revenues and costs. The Company has potentially material exposures related to the 717 program, principally attributable to vendor termination costs that could result from a lack of longer-term market acceptance. During the second quarter of 2002, AMR Corporation returned 24 717 aircraft to the Company. Although these returns increase the Company's exposure on 717 aircraft, the Company is in active negotiations to place this equipment back in service and believe the risk associated with this exposure is minimal. See Note 9.

The Commercial Airplanes segment is projecting lower deliveries in the near term and the resulting downsizing that began in 2001 and is projected to continue through the balance of 2002 and early 2003 will add to the complexity of achieving estimated cost targets. The Company believes that these complexities have been adequately considered in projecting cost estimates that are inherent in margins determined under the program method of accounting, however, such cost estimates remain subject to potential adverse future adjustments.

Commercial Airplanes segment second quarter 2002 operating earnings, based on the unit cost of airplanes delivered, were $790 million, compared with $955 million for the same period in 2001. The overall Commercial Airplanes segment operating profit margin was 10.3% for the second quarter of 2002, compared with 10.3% for the same period in 2001. The second quarter of 2002 margin was unchanged from 2001 primarily reflecting favorable cost performance offset by the reduction in revenue. For the six months ended June 30, 2002, Commercial Airplanes segment earnings were $1,763 million, compared with $1,815 million for the same period in 2001, and segment operating margins were 11.0% and 10.2% for the first six months of 2002 and 2001. The improved margins in 2002 reflect favorable cost performance offset by the reduction in revenue.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 19. Commercial Airplanes segment earnings under GAAP were $560 million and $887 million for the second quarter of 2002 and 2001. The GAAP determined segment margin of 7.3% in 2002 compares with 9.5% for the same period in 2001. Commercial Airplanes earnings, as determined under GAAP, were $1,199 million for the first six months of 2002, compared with $1,636 million for the same period in 2001, and the related six month margins were 7.5% and 9.2% for 2002 and 2001. The decline in GAAP determined margins is primarily due to the reduction in revenue as a result of lower delivery volume and model mix. In addition, the GAAP margins have been adversely impacted compared to 2001 due to the near-term aircraft market decline resulting from the events of September 11, 2001. This has resulted in the lengthening of the time needed to produce the accounting quantity.

The favorable cost performance reflected in the current period earnings and margin based on unit cost of sales is recognized over current and future deliveries under the program method of accounting. For segment reporting purposes, the favorable cost performance is a cumulative adjustment over current and prior deliveries.

The Company has a policy that determines what the appropriate accounting quantity is for each commercial aircraft program. This policy takes into account several factors influenced by the demand for the particular product. During the second quarter of 2002, the 717 program accounting quantity was increased from 135 units to 140 units due to increased orders compared with 200 units as of June 30, 2001. The Next-Generation 737 program accounting quantity was increased to 2,000 units as of June 30, 2002, compared to 1,800 units as of June 30, 2001. The 777 program accounting quantity was 600 units as of June 30, 2002, unchanged from June 30, 2001. The accounting quantities for the 747 program, 757 program and 767 program remain unchanged.

As of June 30, 2002, the Commercial Airplanes segment had a small quantity of airplanes that were completed but unsold. The Company believes that these aircraft can be sold in an orderly fashion in the near-term.

The Company offers aircraft fleet support for all its aircraft models. Fleet support includes flight and maintenance training, field service support costs, engineering services and technical data and documents. Costs for fleet support are expensed as incurred and do not vary significantly with current production rates. The costs incurred to sustain this support are historically less than 1.5% of total costs of products and services.

Military Aircraft and Missile Systems

Military Aircraft and Missile Systems segment revenues for the second quarter of 2002 increased 5.4% to $3.5 billion compared to $3.3 billion for the same period in 2001. For the first six months of 2002, revenues totaled $6.4 billion compared to $5.7 billion for the same period in 2001. The higher revenues in this year's first six months were driven by additional airlift and tactical aircraft, rotorcraft and tactical weapons program deliveries, along with increased military aerospace support volume. Rotorcraft and tactical weapons program deliveries were all higher in this year's second quarter.

Military Aircraft and Missile Systems segment deliveries included the following:

	Six months ended June 30		Three months ended June 30

Model	2002	2001	2002	2001

C-17	7	6	4	4
C-40	1	2	1	2
F-15	1	-	1	-
F/A-18E/F	19	16	9	9
T-45TS	7	8	5	4
CH-47 (New Builds)	4	6	2	4
AH-64 Apache Intl (New Builds)	14	3	9	1

Second quarter 2002 segment earnings and operating margins totaled $458 million and 13.2%. This compares to segment earnings and operating margins of $410 million and 12.5% during the second quarter of 2001. For the six months ended June 30, 2002, Military Aircraft and Missile Systems segment earnings were $821 million, compared with $656 million for the same period in 2001, and segment operating margins were 12.7% and 11.5% for the first six months of 2002 and 2001. The increase in earnings from 2001 is primarily due to the additional delivery volume, delivery mix, and production program performance improvements. Research and development expense in the second quarter of 2002 was $74 million compared to $70 million during the second quarter of 2001, primarily driven by the 767 Tanker development program.

Military Aircraft and Missile Systems continues to take steps in securing significant growth opportunities in domestic and international markets while also pursuing new markets. On May 22, 2002, the X-45A Unmanned Combat Air Vehicle (UCAV) completed its first flight at NASA Dryden Flight Research Center. The first of ten new F-15E Strike Eagles was delivered on June 21, 2002, and the F-15K contract for 40 aircraft and associated support was signed with the Korean Ministry of National Defense on June 25, 2002. The 767 Tanker program is expected to complete negotiations this summer with the U.S. Air Force for the lease of 100 Tanker/Transports, which will begin the replacement of its aging tanker fleet. The C-17 Multi-Year II contract for 60 aircraft, which deliver through calendar year 2008, is expected to be received in August 2002.

Space and Communications

Space and Communications segment revenues were $2.7 billion in the second quarter of 2002 compared with $2.5 billion for the same period in 2001. For the first six months of 2002, revenues totaled $5.0 billion compared to $4.8 billion for the same period in 2001. Segment revenue growth was in the Missile Defense and Integrated Battlespace markets partially offset by lower revenue from the Satellite and Launch markets.

Space and Communications segment deliveries included the following:

	Six months ended June 30		Three months ended June 30

Model	2002	2001	2002	2001

Delta II	2	3	1	3
Satellites	4	5	1	4

Space and Communications segment operating earnings for the second quarter of 2002 were $181 million compared with $130 million in the second quarter of 2001. Operating margins were 6.8% for the second quarter of 2002 compared to 5.2% for the second quarter of 2001. The improved earnings and margin were a result of revenue growth and program mix. For the six months ended June 30, 2002, Space and Communications segment earnings were $223 million, compared with $214 million for the same period in 2001, and segment operating margins were 4.4% and 4.5% for the first six months of 2002 and 2001. The improved earnings were a result of the revenue growth with a minor change in margins due to program mix.

In February 2002, Space and Communications undertook a reorganization of their commercial satellite manufacturing activities in response to poor performance compounded by unfavorable market conditions. The commercial satellite program performance stabilized in the second quarter due to the effects of the restructuring actions. Increased cost estimates in the second quarter were offset by a favorable contract restructure. The net impact was a $16 million reduction in earnings. We expect these actions to yield favorable results when the commercial communications satellite market returns.

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

Major events during the second quarter of 2002 included the successful launch of a Boeing built satellite on-board the Sea Launch vehicle. The Delta II program had a successful NASA launch in May. Space and Communications continued in their role as Systems Integration Lead for the Missile Defense Agency national industry team. Additionally, another significant milestone was achieved in the Integrated Battlespace growth strategy when Space and Communications was awarded the Army contract for the first cluster of Joint Tactical Radio System radios. In June, the Transportation Security Administration awarded Space and Communications the Explosive Detection System contract which will provide enhanced security at U.S. airports.

Significant risk remains related to work in process inventory and supplier commitments for the Delta III program. Space and Communications continues to actively work to mitigate much of this risk, primarily through the conversion of Delta IIIs to Delta IIs. This risk assessment remains closely monitored, and additional opportunities for conversions are under review.

The Sea Launch program in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine had one launch in the second quarter of 2002. Several launches are planned for the year. Boeing's investment in this venture as of June 30, 2002, is reported at zero, which reflects the prior recognition of losses reported by Sea Launch. Boeing has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory. Net of liabilities established, the Company's maximum exposure to credit-related losses associated with credit guarantees is $342 million as of June 30, 2002. Financial exposure related to performance guarantees and accounts receivable/inventory amounted to $230 million at June 30, 2002.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. The joint venture operations are not included in the Company's consolidated statements; however, the Company's proportionate share of joint venture earnings is recognized as income. Included in Space and Communications operating earnings for the second quarter of 2002 was $16 million compared to $15 million in the second quarter of 2001 related to United Space Alliance operations.

Boeing Capital Corporation

Revenues for Boeing Capital Corporation (BCC) consisted principally of income earned on portfolio assets (direct finance leases, operating leases, notes receivable, assets held for sale or re-lease and investments). Earnings are net of depreciation on leased equipment and operating expenses. No interest expense on debt is included in BCC's operating earnings as reflected in Note 19; however, interest expense of $99 million and $92 million was associated with debt relating to financing activities for the second quarter ended June 30, 2002 and 2001, and $189 million and $164 million for the six months ended June 30, 2002 and 2001.

Operating earnings for BCC were $172 million for the second quarter ended June 30, 2002, compared with $179 million for the second quarter ended June 30, 2001, and were $327 million for the six months ended June 30, 2002, compared with $292 million for the six months ended June 30, 2001, exclusive of interest expense.

During the six months ended June 30, 2002, $242 million of financing assets secured by aircraft operated by United Airlines were transferred from the Company to BCC. BCC received an equity contribution of $150 million from the Company ($105 million during first quarter 2002 and $45 million during second quarter 2002) and paid for the remaining balance of $92 million in cash. The transfer was recorded in BCC's financial statements at book value.

Effective April 1, 2002, Boeing Capital Services Corporation (BCSC), an indirect wholly owned subsidiary of the Company and parent of BCC, transferred certain assets and liabilities in the net amount of $67 million to BCC. BCC received an equity contribution of $45 million from BCSC and paid for the remaining balance of $22 million in cash. The transfer was recorded in BCC's financial statements at book value.

In the second quarter of 2002, the Company transferred certain operating leases and associated liabilities to BCC in the net amount of $72 million, which BCC paid for in cash. This transfer was recorded in BCC's financial statements at book value.

BCC's largest customer, United Airlines ("United"), accounted for $1,274 million and $742 million of customer financing and other assets at June 30, 2002 and December 31, 2001. Investments in United equipment trust certificates and other trust-related interests of $79 million and $76 million at June 30, 2002 and December 31, 2001, are included in the United portfolio. Based on publicly available reports, United experienced a net loss of $850 million for the six months ended June 30, 2002. As a result of continued losses and scheduled debt repayments at United, the Company will continue to assess its exposure based on underlying collateral values supporting transactions and the general allowance for losses on receivables. United has applied for a $2 billion loan administered by the Airline Transportation Stabilization Board. As of the filing date hereof, United is current on all of its payment obligations to the Company. There could be a material adverse effect on the Company's earnings, cash flows or financial position if United were to default on its obligations to the Company.

If the economy and airline industry recover as expected by the Company, the effects of the September 11, 2001, terrorist attacks are not likely to have a material adverse impact on BCC's earnings, cash flows or financial position.

BCC has utilized certain special purpose entities in connection with certain aircraft financing transactions. The Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. If accounting pronouncements are amended in accordance with recent public comments made by the Financial Accounting Standards Board (FASB) on an exposure draft of a proposed interpretation of SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements, it is possible that an estimated $1.1 billion of assets and non-recourse liabilities could be added to the Condensed Consolidated Statements of Financial Position. Other transactions are subject to this exposure draft, but the Company's interpretation and analysis is that these transactions will not qualify for consolidation. The actual treatment is subject to change once the final pronouncement is published.

Other

Other segment earnings were a loss of $45 million in the second quarter of 2002 and a loss of $69 million for the same period in 2001. The decrease in losses between periods was primarily due to research and development activity related to Connexion by BoeingSM. Other segment earnings were a loss of $96 million and $91 million for the first six months of 2002 and 2001. Research and development expense attributable to the Other segment was $40 million in the second quarter of 2002 and $76 million for the same period in 2001. For the six months ended June 30, 2002 and 2001, research and development expense was $66 million and $127 million. As noted above, the decrease in research and development expense between periods was primarily due to Connexion by BoeingSM, which revised its business approach to focus on government services and military activities with low research and development costs. Also included in the Other segment for the second quarter of 2002 were operating earnings of $11 million attributable to financing assets not intended to be transferred to BCC. As of June 30, 2002, these financing assets consisted of four C-17 transport aircraft leased to the United Kingdom Royal Air Force.

The Company entered into certain transactions with BCC in the form of intercompany guarantees and other subsidies. In the second quarter of 2002 and 2001, the Other segment recognized losses of $57 million and $12 million related to transactions with BCC. For the six months ended June 30, 2002 and 2001, losses of $88 million and $15 million were recognized in the Other segment. See Note 19.

Events of September 11, 2001

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall. See Note 2.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of June 30, 2002, the Company's cash position totaled $816 million.

Excluding non-recourse debt and Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total debt represents 32% of total shareholders' equity plus debt. The consolidated debt, including BCC and non-recourse, represents 56% of total shareholders' equity plus debt.

Revolving credit line agreements with a group of major banks, totaling $4.5 billion, remain available but unused. The Company also has available $4.0 billion under commercial paper programs, of which $2.0 billion is attributable to BCC, and which are backed by the $4.5 billion revolving credit line agreements. As of the end of the second quarter of 2002, the Company had an outstanding commercial paper balance of $340 million, all of which is related to BCC.

On April 15, 2002, the Company contributed $325 million to three of its defined benefit plans. These three plans, like all of the Company's major domestic plans, remain fully funded under the Internal Revenue Code. The Company elected to contribute enough funds to ensure that each of its plans would have assets that were at least approximately equal to (and in most cases greater than) the liability for vested benefits as measured by the Pension Benefit Guaranty Corporation.

The Company continuously monitors the performance of its defined pension plans and those factors which may have an impact on that performance. As part of this process, the Company annually reviews actuarial assumptions including discount rate, expected return on plan assets in future years and rate of compensation increases. The Company considers its actuarial assumptions generally to be conservative and, in prior years coupled with investment performance, to have resulted in contributions to income and achievement and a positive funded status. Due to the recent performance of the financial markets and the current low interest rate environment, contributions to income are expected to be less going forward and it may be necessary for the Company to consider making additional cash contributions to the plans, which may be significant. At this time, the Company is unable to determine whether additional contributions will be made or the extent of such contributions and, therefore, is unable to assess any impact such contributions might have on its liquidity and capital resources.

The Company has the following Standard & Poor's credit ratings: short-term, A-1; senior debt, A+. BCC has the following Standard & Poor's credit ratings: short-term, A-1; senior debt, A+. The Company has the following Moody's credit ratings: short-term, P-1; senior debt, A2. BCC has the following Moody's credit ratings: short-term, P-2; senior debt, A3. The Company has the following Fitch's credit ratings: short-term, F-1; senior debt, A+. BCC has the following Fitch's credit ratings: short-term, F-1; senior debt, A+.

Other than bank facilities, which contain pricing grids that are dependent upon the Company's long-term rating, the Company has not identified any other material rating triggers which could require a cash payment over the near-term.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, asset value guarantees, and interest rate guarantees. See Note 17.

US Airways Group, Inc. filed for bankruptcy-court protection under Chapter 11 in August 2002. This event is not expected to have a material adverse effect on the Company's earnings, cash flows or financial position.

Backlog

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. Government contract funding) was as follows (dollars in billions):

	June 30 2002	December 31 2001

Commercial Airplanes	$66.5	$75.9
Military Aircraft and Missile Systems	20.2	17.6
Space and Communications	15.5	13.1

Total contractual backlog	$102.2	$106.6

Unobligated U.S. Government contract funding not included in backlog totaled $20.8 billion at June 30, 2002, compared with $27.5 billion at December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, effective for the Company on January 1, 2003. The Company does not believe that the implementation of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard does not contain provisions that are material to the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred and applies prospectively to such activities that are initiated after December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate notes receivable attributable to customer financing, and debt obligations issued at a fixed rate. Historically, the Company has not experienced material gains or losses due to interest rate changes when selling short-term investments or fixed-rate notes receivable. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes. Based on the current holdings of short-term investments and fixed-rate notes, as well as related swaps, the unhedged exposure to interest rate risk is not material. Fixed-rate debt obligations issued by the Company are generally not callable until maturity.

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by purchasing foreign currency forward contracts. Less than two percent of receipts and expenditures are contracted in foreign currencies, and the market risk exposure relating to unhedged currency exchange is not material.

The Company is subject to commodity price risk relating principally to energy used in production. The Company uses commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2002, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

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

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,000 million). Under this outcome, the Company would be obligated to pay one half of these amounts. The additional loss to the Company would total approximately $1,450 million in pretax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

On October 31, 1997, a federal securities lawsuit was filed against the Company in the U.S. District Court for the Western District of Washington, in Seattle. The lawsuit named as defendants the Company and three of its then executive officers. Additional lawsuits of a similar nature were filed in the same court and were consolidated. The lawsuits generally alleged that the defendants desired to keep the Company's share price as high as possible in order to ensure that the McDonnell Douglas shareholders would approve the merger of Boeing and McDonnell Douglas and, in the case of the individual defendants, to benefit directly from the sale of Boeing stock. The Court certified two subclasses of plaintiffs in the action. The plaintiffs sought compensatory damages and treble damages. On September 17, 2001, the Company reached agreement with class counsel to settle the lawsuit for $92.5 million. The settlement, which will have no effect on the Company's earnings, cash flow or financial position, as it is within insurance limits, was approved by the Court in February 2002.

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

Item 4. Submission of Matters to a Vote of Security Holders

This item has been amended to correct minor rounding errors in the percentages reported of Eligible Votes, Votes Present and Votes For or Against Proposals 2 through 13 submitted to a vote of Shareholders at the Company's Annual Meeting of Shareholders on April 29, 2002 appearing in the tables under "Submission of Matters to a Vote of Security Holders" in Item 4 of Part II in the Company's Form 10-Q for the quarterly period ended March 31, 2002.

(a)	The Company's Annual Meeting of Shareholders was held on April 29, 2002.

(b)	At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2005. The votes were as follows:

			For	Withheld

	Philip M. Condit		661,819,185	36,181,148
	Kenneth M. Duberstein		676,077,380	21,922,952
	W. James McNerney, Jr.		676,597,445	21,402,887
	Lewis E. Platt		671,873,413	26,126,919

	The terms of the following directors continued after the annual meeting:

	John H. Biggs		John F. McDonnell		Harry C. Stonecipher
	John E. Bryson		Rozanne L. Ridgway
	Paul E. Gray		John M. Shalikashvili

(c)	The results of voting on Proposals 2 through 13 were as follows:

	2.		A Company proposal to ratify the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2002.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	663,867,890	83.17%	95.11%	95.62%
	Against	30,380,272	3.80%	4.35%	4.37%
	Abstain	3,752,170	0.47%	0.53%

	3.		A shareholder proposal requesting the Company to provide a comprehensive report describing the Company's involvement in space-based weaponization.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	34,766,117	4.35%	6.30%	6.57%
	Against	493,652,543	61.84%	89.54%	93.42%
	Abstain	22,844,187	2.86%	4.14%
	Broker non-votes	146,737,484	18.38%

	4.		A shareholder proposal requesting the Board to institute a special Executive Compensation Review to find ways to link compensation of its key executives with corporate social performance.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	46,820,143	5.86%	8.49%	8.84%
	Against	482,294,666	60.42%	87.48%	91.15%
	Abstain	22,147,034	2.77%	4.01%
	Broker non-votes	146,738,488	18.38%

	5.		A shareholder proposal requesting the Compensation Committee of the Board to incorporate measures of human capital in establishing and administering standards for calculating performance-based executive compensation.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	46,332,964	5.80%	8.40%	8.71%
	Against	485,379,663	60.80%	88.04%	91.28%
	Abstain	19,550,214	2.44%	3.54%
	Broker non-votes	146,737,490	18.38%

	6.		A shareholder proposal requesting the Board to amend its written diversity and equal employment opportunity policies to exclude any reference to sexual orientation.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	45,447,870	5.69%	8.24%	8.53%
	Against	487,169,818	61.03%	88.37%	91.46%
	Abstain	18,645,165	2.33%	3.38%
	Broker non-votes	146,737,478	18.38%

	7.		A shareholder proposal requesting the Board to adopt annual election of all directors.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	272,775,797	34.17%	49.48%	50.48%
	Against	267,526,989	33.51%	48.53%	49.51%
	Abstain	10,960,065	1.37%	1.98%
	Broker non-votes	146,737,480	18.38%

	This shareholder proposal was not approved by the affirmative vote of more than the required majority of shares of common stock present in person or by proxy and entitled to vote at the meeting.

	8.		A shareholder proposal recommending that the Company not adopt or maintain a shareholder rights plan, unless such plan has been previously approved by a shareholder vote.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	272,641,696	34.15%	49.45%	50.65%
	Against	265,554,557	33.26%	48.17%	49.34%
	Abstain	13,066,587	1.63%	2.37%
	Broker non-votes	146,737,491	18.38%

	This shareholder proposal was not approved by the affirmative vote of more than the required majority of shares of common stock present in person or by proxy and entitled to vote at the meeting.

	9.		A shareholder proposal recommending the adoption of a bylaw provision to nominate independent directors to key board committees.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	121,312,431	15.19%	22.00%	22.79%
	Against	410,866,547	51.47%	74.53%	77.20%
	Abstain	19,083,867	2.39%	3.46%
	Broker non-votes	146,737,486	18.38%

	10.		A shareholder proposal recommending that the Board obtain prior shareholder approval for all future severance agreements for senior executives if there is a change in control of the Company.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	150,399,024	18.84%	27.28%	28.16%
	Against	383,647,304	48.06%	69.59%	71.83%
	Abstain	17,216,511	2.15%	3.12%
	Broker non-votes	146,737,492	18.38%

	11.		A shareholder proposal requesting the Board to adopt simple majority vote on all issues submitted for shareholder vote.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	271,438,087	34.00%	49.53%	50.69%
	Against	264,023,853	33.07%	48.18%	49.30%
	Abstain	12,501,402	1.56%	2.28%
	Broker non-votes	150,036,990	18.79%

	This shareholder proposal was not approved by the affirmative vote of more than the required majority of shares of common stock present in person or by proxy and entitled to vote at the meeting.

	12.		A shareholder proposal requesting that the Company adopt a Directors' compensation bylaw requiring that the Company's Directors be paid with Boeing common stock as the major or full amount of their retainer.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	47,374,443	5.93%	8.64%	8.95%
	Against	481,689,866	60.34%	87.90%	91.04%
	Abstain	18,899,036	2.36%	3.44%
	Broker non-votes	150,036,987	18.79%

	13.		A shareholder proposal requesting Board of Directors to give all non-represented employees a choice of pension plans at the time of termination or retirement.

		Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

	For	63,931,783	8.00%	11.66%	11.98%
	Against	469,673,734	58.84%	85.71%	88.01%
	Abstain	14,357,814	1.79%	2.62%
	Broker non-votes	150,037,000	18.79%

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

	(15)	Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

	(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

	(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter covered by this report.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of June 30, 2002, the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
The Boeing Company
Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the six-month period ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in Note 3 to the condensed consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois

July 23, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY

(Registrant)

August 12, 2002	/s/ James A. Bell

(Date)	James A. Bell Vice President of Finance & Corporate Controller