Form 10-Q
period 2002-09-30
BOEING CO
filed 2002-11-06
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No

As of October 31, 2002, there were 799,341,136 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2002

INDEX

Part I.	Financial Information (Unaudited)

	Item 1.	Financial Statements
Statements of Operations
Statements of Financial Position
Statements of Cash Flows
Notes to Financial Statements

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 6.	Exhibits and Reports on Form 8-K

Signature

Certifications

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

(Dollars in millions except per share data)	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Sales and other operating revenues	$40,368	$42,495	$12,690	$13,686
Cost of products and services	34,128	35,447	11,025	11,410

	6,240	7,048	1,665	2,276
Equity in income (loss) from joint ventures	33	73	(8)	29
General and administrative expense	1,908	1,713	615	546
Research and development expense	1,215	1,398	371	515
Gain on dispositions, net	46	20	4	20
Share-based plans expense	333	279	113	98
Special charges due to events of September 11, 2001	34	100		100

Earnings from operations	2,829	3,651	562	1,066
Other income (expense), net	38	280	(2)	28
Interest and debt expense	(536)	(477)	(185)	(157)

Earnings before income taxes	2,331	3,454	375	937
Income taxes	602	728	3	287

Net earnings before cumulative effect of accounting change	1,729	2,726	372	650
Cumulative effect of accounting change, net of tax	(1,827)	1

Net earnings (loss)	$(98)	$2,727	$372	$650

Basic earnings per share before cumulative effect of accounting change	$2.16	$3.32	$0.47	$0.81
Cumulative effect of accounting change, net of tax	(2.28)

Basic earnings (loss) per share	$(0.12)	$3.32	$0.47	$0.81

Diluted earnings per share before cumulative effect of accounting change	$2.14	$3.26	$0.46	$0.80
Cumulative effect of accounting change, net of tax	(2.26)

Diluted earnings (loss) per share	$(0.12)	$3.26	$0.46	$0.80

Cash dividends paid per share	$0.51	$0.51	$0.17	$0.17

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Financial Position
(Unaudited)

(Dollars in millions)	September 30 2002	December 31 2001

Assets

Cash and cash equivalents	$1,702	$633
Accounts receivable	5,207	5,156
Current portion of customer and commercial financing	1,256	1,053
Deferred income taxes	2,544	2,444
Inventories, net of advances and progress billings	5,902	6,635

Total current assets	16,611	15,921
Customer and commercial financing, net	10,609	9,345
Property, plant and equipment, net	8,325	8,459
Goodwill	2,751	5,127
Other acquired intangibles, net	1,101	1,320
Prepaid pension expense	6,605	5,838
Other assets	2,318	2,048

	$48,320	$48,058

Liabilities and Shareholders' Equity

Accounts payable and other liabilities	$13,333	$13,872
Advances in excess of related costs	3,306	4,021
Income taxes payable	768	909
Short-term debt and current portion of long-term debt	1,617	1,399

Total current liabilities	19,024	20,201
Deferred income taxes	349	177
Accrued retiree health care	5,494	5,367
Deferred lease income	562	622
Long-term debt	11,988	10,866
Shareholders' equity:
Common shares, par value $5.00 -
1,200,000,000 shares authorized;
Shares issued - 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,092	1,975
Treasury shares, at cost - 172,494,360 and 174,289,720	(8,431)	(8,509)
Retained earnings	13,957	14,340
Accumulated other comprehensive income	(407)	(485)
Unearned compensation	(1)	(3)
ShareValue Trust shares - 40,171,862 and 39,691,015	(1,366)	(1,552)

Total shareholders' equity	10,903	10,825

	$48,320	$48,058

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30

(Dollars in millions)	2002	2001

Cash flows - operating activities:
Net earnings (loss)	$(98)	$2,727
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net	1,827
Share-based plans expense	333	279
Depreciation	939	877
Amortization of other acquired intangibles	65	215
Non-cash investment/asset impairment charges	290	40
Other non-cash charges and credits	(14)
Customer and commercial financing valuation provision	146	15
Gain on dispositions, net	(46)	(20)
Changes in assets and liabilities -
Accounts receivable	(36)	103
Inventories, net of advances and progress billings	739	(961)
Accounts payable and other liabilities	(334)	702
Advances in excess of related costs	(715)	1,196
Income taxes payable and deferred	587	264
Deferred lease income	(60)	641
Prepaid pension expense	(767)	(757)
Goodwill and other acquired intangibles		(1,465)
Accrued retiree health care	127	116
Other	(320)	(304)

Net cash provided by operating activities	2,663	3,668

Cash flows - investing activities:
Customer financing and properties on lease, additions	(2,981)	(3,483)
Customer financing and properties on lease, reductions	1,178	994
Property, plant and equipment, net additions	(586)	(712)
Acquisitions, net of cash acquired		(22)
Proceeds from dispositions	121	135

Net cash used by investing activities	(2,268)	(3,088)

Cash flows - financing activities:
New borrowings	2,447	3,453
Debt repayments	(1,399)	(691)
Common shares purchased		(2,417)
Stock options exercised, other	54	76
Dividends paid	(428)	(439)

Net cash provided (used) by financing activities	674	(18)

Net increase in cash and cash equivalents	1,069	562

Cash and cash equivalents at beginning of year	633	1,010

Cash and cash equivalents at end of 3rd quarter	$1,702	$1,572

See notes to unaudited condensed consolidated financial statements.

The Boeing Company and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Dollars in millions)
(Unaudited)

Note 1 - Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and subsidiaries (the "Company") without audit. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. Such adjustments are of a normal and recurring nature. The results of operations for the period ended September 30, 2002, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

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

As of December 31, 2001, the Company completed an assessment of the impact due to events of September 11, 2001, and recorded charges totaling $542. Of this amount, $402 related to liabilities to be primarily settled in cash and the remaining $140 was recorded as asset impairments to reflect the decrease in the anticipated fair value of aircraft under purchase commitments. During the first quarter of 2002, the Company identified and recorded a further charge of $34 attributable to the events of September 11, 2001. Of this charge, $12 was associated with guarantee commitments and $22 related to a further decrease in used airplane values. No additional charges have been recorded subsequent to the first quarter of 2002.

During the nine months ended September 30, 2002, used airplanes under purchase commitments, returned by customers, resulted in a reclassification of a previously recognized asset impairment of $48 to inventory to reflect the fair value of the returned aircraft. As of September 30, 2002, the remaining asset impairments related to September 11, 2001, were $114.

Liabilities to be primarily settled in cash attributable to September 11, 2001, as of December 31, 2001 and September 30, 2002, were as follows:

	December 31 2001	Payments	Change in Estimate	September 30 2002

Employee severance	$285	$(217)	$-	$68
Vendor penalties	68	(27)		41
Guarantees	49	(32)	12	29

	$402	$(276)	$12	$138

Any costs or adjustments in estimates will continue to be recognized as a separate component of earnings from operations entitled 'Special charges due to events of September 11, 2001.'

Note 3 - Goodwill and Acquired Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. The first step compares the fair value of a reporting unit that has goodwill to the reporting unit's carrying value. The Company estimates the fair value of a reporting unit using discounted cash flows, subject to adjustments based upon the Company's market capitalization at the date of evaluation. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to compute the amount of goodwill impairment, if any. Step two allocates the fair value of the reporting unit to the reporting unit's net assets other than goodwill. The excess of the fair value of the reporting unit over the amounts assigned to its net assets other than goodwill is considered the implied fair value of the reporting unit's goodwill. The implied fair value of the reporting unit's goodwill is then compared to the carrying value of its goodwill. Any shortfall represents the amount of goodwill impairment.

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

Pursuant to SFAS No. 142, goodwill and indefinite-lived intangible assets must be tested for impairment annually at the same time every year, and in between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company selected April 1 as its annual testing date. As a result of the Company's assessment as of April 1, 2002, no impairment was indicated. As of September 30, 2002, no impairment triggers have been identified, but the Company continues to monitor events and circumstances that may cause an impairment assessment. As discussed further in Note 19, on July 10, 2002, the Company announced the reorganization of its Military Aircraft and Missile Systems and Space and Communications segments into a new business unit called Integrated Defense Systems (IDS). Financial information will continue to be reported internally and externally on the basis of Military Aircraft and Missile Systems and Space and Communications through the end of 2002, and hence, the Company's reporting units are currently unchanged. However, in early 2003, when the financial reporting structure reflects the IDS organization, new reporting units will be identified, and the Company will assess possible impairment of goodwill. This is expected to take place in advance of the April 1 annual testing date. It is unknown at this time what the results of that assessment will be.

The following tables reconcile net earnings (loss), basic earnings (loss) per share and diluted earnings (loss) per share adjusted for SFAS No. 142.

	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Net earnings (loss):

Net earnings before cumulative effect of accounting change	$1,729	$2,726	$372	$650
Add back: Goodwill and assembled workforce amortization, net of tax		109		38
Add back: Tradename amortization, net of tax		4		1

Adjusted net earnings before cumulative effect of acounting change	1,729	2,839	372	689
Cumulative effect of accounting change, net of tax	(1,827)	1

Adjusted net earnings (loss)	$(98)	$2,840	$372	$689

Basic earnings (loss) per share:

Basic earnings per share before cumulative effect of accounting change	$2.16	$3.32	$0.47	$0.81
Add back: Goodwill and assembled workforce amortization, net of tax		0.13		0.05
Add back: Tradename amortization, net of tax		0.01

Adjusted basic earnings per share before cumulative effect of accounting change	2.16	3.46	0.47	0.86
Cumulative effect of accounting change, net of tax	(2.28)

Adjusted basic earnings (loss) per share	$(0.12)	$3.46	$0.47	$0.86

Diluted earnings (loss) per share:

Diluted earnings per share before cumulative effect of accounting change	$2.14	$3.26	$0.46	$0.80
Add back: Goodwill and assembled workforce amortization, net of tax		0.13		0.05

Adjusted diluted earnings per share before cumulative effect of accounting change	2.14	3.39	0.46	0.85
Cumulative effect of accounting change, net of tax	(2.26)

Adjusted diluted earnings (loss) per share	$(0.12)	$3.39	$0.46	$0.85

As a result of the adoption of SFAS No. 142 and the transition provisions of SFAS No. 141, Business Combinations, the Company reclassified assembled workforce with goodwill, ceased amortization of goodwill and recorded an impairment loss. The balance of goodwill subsequent to the recognition of the first quarter 2002 transitional impairment charge discussed above was $2,751. There have been no additional changes to the carrying amount of goodwill. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2002, were as follows:

	December 31 2001	Goodwill Adjustments (1)	Reclassification of Assembled Workforce	Impairment Losses	September 30 2002

Space and Communications	$3,264	$(115)	$133	$(1,586)	$1,696
Commercial Airplanes	1,032	(5)	21	(430)	618
Military Aircraft and Missile Systems	434				434
Other (2)	397			(394)	3

	$5,127	$(120)	$154	$(2,410)	$2,751

(1)	The goodwill adjustments primarily represent post-acquisition adjustments of deferred tax assets established in purchase accounting relating to the Hughes acquisition.
(2)	Boeing Capital Corporation, one of the Company's reportable segments, did not have goodwill as of September 30, 2002 and December 31, 2001.

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

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The gross carrying amount and accumulated amortization of the Company's acquired intangible assets as of September 30, 2002 and December 31, 2001, were as follows:

	September 30, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$120	$566	$75
Product know-how	308	20	308	13
Assembled workforce			172	18
Other	201	31	201	18

	$1,075	$171	$1,247	$124

Amortization expense for acquired finite-lived intangible assets during the nine months ended September 30, 2002, was $65. Estimated amortization expense for the remainder of 2002 and the five succeeding years are as follows:

Estimated Amortization Expense

2002 (remainder)	$21
2003	$86
2004	$86
2005	$83
2006	$76
2007	$76

As of September 30, 2002 and December 31, 2001, the Company had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Basic weighted average shares outstanding	798.9	821.7	799.2	804.4
Dilutive securities:
Stock options	1.8	6.1	1.4	4.0
Stock units	7.9	6.3	7.7	6.3
ShareValue Trust		3.3

Diluted potential common shares	9.7	15.7	9.1	10.3

Diluted weighted average shares outstanding	808.6	837.4	808.3	814.7

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

Options to purchase 23.4 and 19.3 shares of common stock were outstanding for the three and nine months ended September 30, 2002, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. For the three and nine months ended September 30, 2002, 19.0 units of Performance Shares were not included in the computation of diluted earnings per share because the average market price did not exceed, or was not maintained, above the conversion threshold price. However, these options and performance shares could be dilutive in the future.

Note 5 - Income Taxes

The effective tax rates of 25.8% and 21.1% for the first nine months of 2002 and 2001 differ from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and favorable resolution of audit issues. Income tax payments, net of refunds and settlements, were $7 and $747 for the nine months ended September 30, 2002 and 2001.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company then filed a petition for writ of certiorari with the United States Supreme Court. On May 28, 2002, the United States Supreme Court granted the Company's petition for writ of certiorari and will hear arguments in December 2002 with a decision expected in the first half of 2003. The Company will not have a negative earnings impact as a result of the suit's outcome.

Income taxes have been settled with the IRS for all years through 1978, and IRS examinations have been completed through 1991. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation.

The Company believes adequate provision for all outstanding issues has been made for all open years.

Note 6 - Accounts Receivable

Accounts receivable consisted of the following:

	September 30 2002	December 31 2001

U.S. Government contracts	$2,666	$2,597
Commercial contracts	1,525	1,535
Other	1,097	1,088
Less valuation allowance	(81)	(64)

	$5,207	$5,156

The Commercial Airplanes segment receivables balance as of September 30, 2002 and December 31, 2001, was $549 and $679.

Note 7 - Inventories

Inventories consisted of the following:

	September 30 2002	December 31 2001

Commercial aircraft programs	$7,704	$10,138
Long-term contracts in progress	9,317	7,329
Commercial spare parts, used aircraft, general stock materials and other	2,727	2,629

	19,748	20,096
Less advances and progress billings	(13,846)	(13,461)

	$5,902	$6,635

Inventory costs at September 30, 2002, included unamortized tooling of $698 and $260 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $757 and $81 relating to the 777 and Next-Generation 737 programs. Inventory costs at December 31, 2001, included unamortized tooling of $821 and $305 relating to the 777 and Next-Generation 737 programs, and excess deferred production costs of $863 and $429 relating to the 777 and Next-Generation 737 programs. There were no significant deferred production costs or unamortized tooling associated with the 717 program.

In order to maintain an orderly and efficient transition to lower production rates, the Company builds aircraft in advance of the committed delivery date to the customer. These aircraft are usually delivered within a few months following completion. During the third quarter of 2002, several aircraft valued at $691 remained in inventory, as customers' declined early acceptance. This temporary increase in inventory will be reduced in the fourth quarter upon delivery to the customer.

As of September 30, 2002, the Commercial Airplanes segment inventory had a small quantity of airplanes that were completed but unsold. As of September 30, 2002, these aircraft were valued at $265.

Used aircraft in inventory totaled $439 and $316 as of September 30, 2002 and December 31, 2001.

Note 8 - Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30 2002	December 31 2001

Land	$479	$489
Building and land improvements	8,939	8,598
Machinery and equipment	10,632	10,642
Construction in process	968	1,099

	21,018	20,828
Less accumulated depreciation	(12,693)	(12,369)

	$8,325	$8,459

Note 9 - Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	September 30 2002	December 31 2001

Aircraft financing
Notes and other receivables	$1,998	$1,401
Investment in sales-type/financing leases	3,319	2,796
Operating lease equipment, at cost,
less accumulated depreciation of
$491 and $337	4,109	3,843

Commercial equipment financing
Notes and other receivables	932	1,008
Investment in sales-type/financing leases	893	776
Operating lease equipment, at cost,
less accumulated depreciation of
$93 and $85	888	716

Less valuation allowance	(274)	(142)

	$11,865	$10,398

The change in the valuation allowance for the first nine months of 2002 consisted of the following:

Valuation Allowance

Beginning balance - December 31, 2001	$(142)
Charged to costs and expenses	(146)
Reduction in customer and commercial financing assets	14

Ending balance - September 30, 2002	$(274)

During the third quarter of 2002, a pre-tax expense of $110 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on the Company's quarterly assessment of the adequacy of customer financing reserves.

Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over its useful life, primarily on a straight-line basis, to an estimated salvage value.

Aircraft financing is collateralized by security in the related asset, and the Company has not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of September 30, 2002 and December 31, 2001, aircraft financing operating lease equipment included $1,025 and $510 of equipment available for re-lease. As of September 30, 2002, equipment available for re-lease included 24 717s returned to the Company by AMR Corporation. The Company has been in active negotiations to place this equipment back in service. Substantially all of the 24 returned aircraft have firm commitments to be placed, subject to completion of modifications. The Company is in the process of evaluating the impact of the new leases and does not expect them to have a material adverse effect on its financial position or continuing operations.

As of September 30, 2002 and December 31, 2001, sales-type/financing leases and operating leases attributable to aircraft financing included $1,758 and $1,499 attributable to 717 model aircraft ($668 and $692 accounted for as operating leases) and $989 and $1,030 attributable to MD-11 model aircraft ($773 and $810 accounted for as operating leases).

Commercial equipment financing consists principally of business aircraft, ocean-going vessels, machine tools, shipping containers, printing presses, paper and cardboard manufacturing equipment, and other equipment, which the Company believes has adequate collateral value.

Note 10 - Investments

The following table shows the impact of investments accounted for pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded in other assets at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income; however, losses deemed other than temporary are reclassified out of accumulated other comprehensive income to net earnings. Held-to-maturity securities are recorded in other assets at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only. The Company continually assesses its investments for impairment per SFAS No. 115 and records any other than temporary losses in net earnings.

	September 30, 2002				December 31, 2001

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$5	$-	$-	$5	$44	$24	$20
Debt	9		1	8	4		4
Held-to-Maturity
Debt	504		112	392	158	74	84

	$518	$-	$113	$405	$206	$98	$108

Debt maturities at September 30, 2002, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$30	$30
Due from 1 to 5 years			338	255
Due from 5 to 10 years	5	5	57	57
Due after 10 years	4	3	79	50

	$9	$8	$504	$392

There were no gross unrealized gains as of December 31, 2001.

As of September 30, 2002 and December 31, 2001, $13 and $20 of unrealized loss was recorded in accumulated other comprehensive income related to debt securities that were reclassified from available-for-sale to held-to-maturity at their fair values. The unrealized loss will be amortized to earnings over the remaining life of each security.

During the first nine months of 2002, $36 ($23 net of tax) of unrealized loss was reclassified from accumulated other comprehensive income to net earnings due to an other than temporary impairment of an available-for-sale investment.

During the third quarter of 2002, an impairment of $79 was recorded related to a long-held investment in Equipment Trust Certificates (ETCs) securitized by aircraft on lease to United Airlines. This debt investment was classified as held-to-maturity and had declined in value for a period that was determined to be other than temporary.

Included in held-to-maturity investments carried at amortized cost as of September 30, 2002 and December 31, 2001, were $473 and $128 of ETCs, of which $473 and $52 were Enhanced Equipment Trust Certificates (EETCs).

The Company held other non-marketable securities, not included in the tables above, of $116 and $274 at September 30, 2002 and December 31, 2001, which were recorded at a cost basis that approximated the fair value of those investments. During the third quarter 2002, a $100 ($63 net of tax) expense was recorded to write-down an equity investment in Teledesic, LLC, which stopped work on its satellite constellation and announced its intent to reduce staff.

Note 11 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	September 30 2002	December 31 2001

Accounts payable	$4,535	$4,793
Accrued compensation and employee benefit costs	3,832	3,890
Lease and other deposits	455	354
Dividends payable		143
Other	4,511	4,692

	$13,333	$13,872

Accounts payable included $540 and $351 as of September 30, 2002 and December 31, 2001, attributable primarily to checks written on zero-balance accounts that have not yet cleared the bank. Other liabilities as of September 30, 2002, included $252 attributable to the special charges due to the events of September 11, 2001, as described in Note 2.

Note 12 - Deferred Lease Income

In 2001, the Company delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of September 30, 2002 and December 31, 2001, the balance of $562 and $622 represented the present value of the remaining deferred lease income.

Note 13 - Debt

Short- and long-term debt consisted of the following:

	September 30 2002	December 31 2001

Non-recourse debt and notes
Enhanced equipment trust	$578	$593
2.9% - 14.3% notes due through 2012	52	14
Unsecured debentures and notes
$46, 7.565% due Mar. 30, 2002		46
$120, 9.250% due Apr. 1, 2002		120
$300, 6.750% due Sep. 15, 2002		300
$300, 6.350% due Jun. 15, 2003	300	300
$200, 7.875% due Feb. 15, 2005	203	204
$300, 6.625% due Jun. 1, 2005	296	295
$250, 6.875% due Nov. 1, 2006	249	249
$175, 8.100% due Nov. 15, 2006	175	175
$350, 9.750% due Apr. 1, 2012	348	348
$400, 8.750% due Aug. 15, 2021	398	398
$300, 7.950% due Aug. 15, 2024	300	300
$250, 7.250% due Jun. 15, 2025	247	247
$250, 8.750% due Sep. 15, 2031	248	248
$175, 8.625% due Nov. 15, 2031	173	173
$300, 6.625% due Feb. 15, 2038	300	300
$100, 7.500% due Aug. 15, 2042	100	100
$175, 7.875% due Apr. 15, 2043	173	173
$125, 6.875% due Oct. 15, 2043	125	125
Senior debt securities
2.4% - 7.4% due through 2013	5,004	4,782
Senior medium-term notes
1.9% - 7.6% due through 2017	2,830	2,109
Subordinated notes
4.3% - 8.3% due through 2012	24	24
Capital lease obligations due through 2021	429	460
Retail notes
3.2% - 6.8% due through 2017	298
Commercial paper	630	43
Other notes	125	139

	$13,605	$12,265

Of the debt balances reported above, $9,139 and $7,295 are attributed to Boeing Capital Corporation (BCC), a wholly owned subsidiary of the Company, for September 30, 2002 and December 31, 2001.

The Company has $4,500 currently available under credit line agreements with a group of commercial banks. The Company has complied with the restrictive covenants contained in various debt agreements. Total debt interest, including amounts capitalized, was $602 and $489 for the nine months ended September 30, 2002 and 2001. Interest payments were $560 and $478 for the same respective periods.

Short-term debt and the current portion of long-term debt as of September 30, 2002, consisted of the following: $540 of senior debt securities, senior medium-term notes and subordinated notes; $630 of commercial paper; $300 of unsecured debentures and notes; $75 of capital lease obligations; $40 of non-recourse debt and notes; and $32 of other notes.

On February 16, 2001, BCC filed with the Securities and Exchange Commission (SEC) a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities. Effective October 31, 2001, $1,000 was allocated to BCC's Series XI medium-term note program. Effective June 20, 2002, $750 was allocated to BCC's Series XI medium-term note program. As of September 30, 2002, BCC issued $3,250 of fixed rate senior notes due through 2012 at interest rates ranging from 5.65% to 6.50%. As of September 30, 2002, medium-term note issuances amounted to $200 of fixed rate notes due through 2005 at interest rates ranging from 4.13% to 4.29% and $749 of variable rate medium-term notes due through 2005. Subsequent to September 30, 2002, BCC issued $20 of fixed rate notes due 2004 at an interest rate of 3.05%. After the above issuances, an aggregate amount of $781 remains available under this Registration Statement for potential debt issuance.

On February 22, 2002, BCC filed with the SEC a Form S-3 Registration Statement for a public shelf registration of $5,000 of debt securities, which was declared effective on March 4, 2002. BCC allocated $1,000 to a retail medium-term note program. As of September 30, 2002, BCC issued $900 of fixed rate notes due through 2017 at interest rates ranging from 3.15% to 6.75%. Subsequent to September 30, 2002, BCC issued $58 of fixed rate notes due through 2008 at an interest rates ranging from 4.35% to 5.30%. After the above issuances, the aggregate amount of $4,042 remains available under this Registration Statement for potential debt issuance.

On September 13, 2002, the Company filed a Form S-3 Registration Statement for a public shelf registration of $1,000 of debt securities, which was declared effective on September 19, 2002. As of the date hereof, the full amount remains available for potential debt issuances.

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

Note 14 - Shareholders' Equity

Changes in shareholders' equity for the nine months ended September 30, 2002 and 2001, consisted of the following:

(Shares in thousands)

	2002		2001
	Shares	Amount	Shares	Amount

Common stock
Beginning balance - January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance - September 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance - January 1		$1,975		$2,693
Share-based compensation		333		279
Treasury shares issued for stock plans, net		(37)		(66)
Tax benefit related to stock plans		7		13
ShareValue Trust market value adjustment		(186)		(1,262)

Ending balance - September 30		$2,092		$1,657

Treasury stock
Beginning balance - January 1	174,290	$(8,509)	136,385	$(6,221)
Treasury shares issued for stock plans, net	(1,796)	78	(2,698)	122
Treasury shares acquired			40,734	(2,417)

Ending balance - September 30	172,494	$(8,431)	174,421	$(8,516)

Retained earnings
Beginning balance - January 1		$14,340		$12,090
Net earnings (loss)		(98)		2,727
Cash dividends declared		(285)		(291)

Ending balance - September 30		$13,957		$14,526

Accumulated other comprehensive income
Beginning balance - January 1		$(485)		$(2)
Reclassification adjustment for loss realized in
net earnings, net of tax		23
Loss on certain investments, net of tax		(3)		(6)
Gain (loss) on derivative instruments, net of tax		46		(67)
Foreign currency translation adjustment		12		(13)

Ending balance - September 30		$(407)		$(88)

Unearned compensation
Beginning balance - January 1		$(3)		$(7)
Amortization and forfeitures		2		3

Ending balance - September 30		$(1)		$(4)

ShareValue Trust
Beginning balance - January 1	39,691	$(1,552)	39,156	$(2,592)
Shares acquired from dividend reinvestment, net of fees	481		356
Market value adjustment		186		1,262

Ending balance - September 30	40,172	$(1,366)	39,512	$(1,330)

No adjustments to accumulated other comprehensive income are included in reported net earnings (loss) except for the $23 reclassification adjustment for loss realized in net earnings, net of tax.

Note 15 - Share-Based Compensation

The 'Share-based plans expense' caption on the Condensed Consolidated Statements of Operations represents the total expense for all Company plans that are payable in stock.

Share-based plans expense consisted of the following:

	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Performance Shares	$219	$168	$76	$60
ShareValue Trust	54	54	18	18
Stock options, other	60	57	19	20

	$333	$279	$113	$98

Certain deferred stock compensation plans are reflected in general and administrative expense. The Company has issued 7,350,000 stock units as of September 30, 2002, that are convertible to either stock or a cash equivalent, of which 6,616,746 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the nine months ended September 30, 2002 and 2001, the reduction to general and administrative expense related to deferred stock compensation was $34 and $198. For the three months ended September 30, 2002 and 2001, the reduction to general and administrative expense related to deferred stock compensation was $70 and $147.

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

Fair value hedges

Interest rate swaps under which the Company agrees to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the derivatives and the hedged items is reported in earnings. For the nine months ended September 30, 2002 and 2001, ineffectiveness losses of $6 and gains of $1 were recorded in interest expense related to the forward-starting interest rate swaps.

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

The Company entered into certain commitments to purchase electricity and natural gas at fixed prices, a percentage of which are designated as cash flow hedges. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings. There were no significant changes in fair value reported in earnings for the nine months ended September 30, 2002 and 2001.

For cash flow hedges, the effective portion of the derivative's gain or loss is initially reported in shareholders' equity (as a component of accumulated other comprehensive income) and subsequently reclassified into earnings. As of September 30, 2002 and December 31, 2001, net losses of $99 ($63 net of tax) and $172 ($108 net of tax) were recorded in accumulated other comprehensive income associated with the Company's cash flow hedging transactions. For the nine months ended September 30, 2002 and 2001, losses of $37 and $10 (net of tax) were reclassified to cost of products and services. During the next twelve months, the Company expects to reclassify to cost of products and services a loss of $29 (net of tax).

Non-hedging derivative instruments

The Company holds interest exchange agreements and related interest rate swaps. The intent of these interest rate swaps is to economically hedge the exposures created by the interest exchange agreements. However, because the exposures being hedged are derivative instruments, this relationship does not qualify for hedge accounting. As a result, changes in fair value of both instruments are immediately recognized in earnings. For the nine months ended September 30, 2002 and 2001, the interest exchange agreements resulted in gains of $8 and $12 and the interest rate swaps resulted in losses of $10 and $14.

Warrants and the conversion feature of certain convertible debt held by the Company are non-hedging derivatives. For the nine months ended September 30, 2002 and 2001, the changes in fair value resulted in losses of $8 and $4 recorded in sales and other operating revenues.

The Company holds non-hedging foreign currency forward contracts carried at fair value. For the nine months ended September 30, 2002 and 2001, a gain of $11 and a loss of $11 were recorded in other income.

Note 17 - Arrangements with Off-Balance-Sheet Risk

Financial instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, asset value guarantees, and interest rate guarantees.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $4,717 and $7,508 as of September 30, 2002 and December 31, 2001. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has other additional commitments to arrange for equipment financing totaling $266 and $344 as of September 30, 2002 and December 31, 2001.

The Company's maximum exposure to losses associated with asset value guarantees, without regard to collateral, but net of established reserves, totaled $649 and $725 as of September 30, 2002 and December 31, 2001. These exposures relate principally to commercial aircraft and are collateralized. As of September 30, 2002 and December 31, 2001, the Company estimated that the fair value of the underlying collateral, principally commercial aircraft, would cover approximately $452 and $680 of the exposure.

As of September 30, 2002, there have been no significant changes in the Company's maximum exposure to losses associated with credit or interest rate guarantees.

As of September 30, 2002 and December 31, 2001, accounts payable and other liabilities included $352 ($29 related to the events of September 11, 2001) and $416 ($48 related to the events of September 11, 2001) attributable to risks associated with credit and asset value guarantees.

Other arrangements

As of September 30, 2002 and December 31, 2001, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $270 and $323. These lease commitments extend through 2015, and the Company's intent is to recover these lease commitments through sublease arrangements. As of September 30, 2002 and December 31, 2001, accounts payable and other liabilities included $141 and $116 ($1 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

The Company has assessed its commitments to purchase used aircraft under trade-in and buy-back agreements. There is a high degree of uncertainty inherent in the assessment of the likelihood of purchase commitments, particularly related to aircraft. Management continually updates its assessment of the likelihood of its purchase commitments using both quantitative information from valuation sources and qualitative information from other sources. Based on the best information available at the time, management deemed as probable that the Company will be obligated to perform on commitments of $1,383 and $1,340 as of September 30, 2002 and December 31, 2001. Accounts payable and other liabilities included $187 ($114 related to the events of September 11, 2001) and $189 ($140 related to the events of September 11, 2001) as of September 30, 2002 and December 31, 2001, as adverse purchase commitments related to these agreements. Additionally, the Company has purchase risk associated with other trade-in or buy-back commitments of $1,087, which management has deemed not probable. Management continues to monitor all purchase commitments for adverse developments.

As of September 30, 2002, the Company had extended a $69 credit line agreement to one of its joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

As a holder of an ETC, the Company has certain liquidity obligations to other investors of the trust, which may require payment in the event of default by the lessee or shortfall interest payments in the event that the lessee's interest rates are reset below a specified interest rate. In the event of payment related to default by the lessee, the Company would receive a preferred collateral position in the underlying assets in the amount of such payments. As of September 30, 2002, there were no significant changes in the maximum potential exposure related to these liquidity obligations.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company's financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of September 30, 2002, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2002, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350.

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

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default were contrary to law and fact. McDonnell Douglas appealed the trial court's decision to the U.S. Court of Appeals for the Federal Circuit in December 2001.

On August 30, 2002, the Department of the Navy notified the Team that, unless the contractors made a payment in the amount of $2,347, alleged to be due and owing under the A-12 contract, the matter would be referred to the Defense Finance and Accounting Service for collection through offset against payments otherwise due under current contracts over a period of not less than 18 months, notwithstanding the pending appeal. The Company responded that collection at this time would be unlawful and not justified by the facts and circumstances. As of the date of this filing, no portion of this alleged debt has been collected through offset or otherwise.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,025). Under this outcome, the Company would be obligated to pay one half of these amounts. The loss to the Company would total approximately $1,460 in pre-tax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (excluding engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief as well as punitive damages. The U.S. Ninth Circuit Court of Appeals has accepted the Company's interlocutory appeal of the class certification decision, particularly the ruling that leaves open the possibility of punitive damages.

In January 2002 and March 2002, four other gender discrimination class actions were filed in locations that were originally part of the Beck case but subsequently excluded from the class certified by the district court. The four new cases cover females employed in California, Missouri, Kansas, and Oklahoma. Many of the named plaintiffs in these new cases were also named plaintiffs in Beck. Like Beck, these new cases focus on compensation and promotion decisions. The Company anticipates that decisions on whether to certify classes in these four cases will be made by mid-2003.

The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Note 19 - Business Segment Data

Segment information for revenues, earnings and research and development consisted of the following:

(Unaudited)	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Revenues:
Commercial Airplanes	$22,038	$25,714	$6,063	$7,954
Military Aircraft and Missile Systems	10,197	9,005	3,757	3,289
Space and Communications	7,748	7,456	2,736	2,691
Boeing Capital Corporation	718	562	236	168
Other	361	341	105	129
Accounting differences/eliminations	(694)	(583)	(207)	(545)

Operating revenues	$40,368	$42,495	$12,690	$13,686

Earnings from operations:
Commercial Airplanes	$2,281	$2,550	$518	$735
Military Aircraft and Missile Systems	1,263	1,068	442	412
Space and Communications	187	395	(36)	181
Boeing Capital Corporation	343	401	16	109
Other	(288)	(194)	(192)	(103)
Accounting differences/eliminations	(504)	(267)	(77)	(253)
Share-based plans expense	(333)	(279)	(113)	(98)
Unallocated expense	(120)	(23)	4	83

Earnings from operations	$2,829	$3,651	$562	$1,066

Other income (expense), net	38	280	(2)	28
Interest and debt expense:
Boeing Capital Corporation	(297)	(233)	(108)	(69)
Other	(239)	(244)	(77)	(88)

Earnings before income taxes	2,331	3,454	375	937
Income taxes	602	728	3	287

Net earnings before cumulative effect of accounting change	$1,729	$2,726	$372	$650

Research and development expense:
Commercial Airplanes	$613	$622	$177	$237
Military Aircraft and Missile Systems	232	198	76	75
Space and Communications	280	375	94	127
Other	90	203	24	76

Total research and development expense	$1,215	$1,398	$371	$515

In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). Financing activities other than Boeing Capital Corporation, consisting principally of four C-17 transport aircraft under lease to the United Kingdom Royal Air Force, are included within the Other segment classification. In the second quarter of 2001, the Company established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way broadband data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The 2001 results have been reclassified to conform to the revised segment classifications.

On July 10, 2002, the Company announced the creation of Integrated Defense Systems (IDS), a business unit merging the Company's total space, defense, government, intelligence and communications capabilities into one organization. Prior to the announcement, these operations were contained in the Company's Military Aircraft and Missile Systems and Space and Communications reportable segments. Since the formation of IDS, the composition and review structure of internal financial information related to these operations has remained unchanged. Hence, at present, segment disclosures remain on the same basis. However, the Company is currently studying alternatives for internal reporting of financial information of the operations within IDS. When the new IDS reporting and review model is implemented, the Company will re-evaluate its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Disclosures using new reportable segments created by IDS are expected to be reported beginning in the first quarter of 2003.

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

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1 of the Company's 2001 Annual Report on Form 10-K. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program and certain commercial modification programs, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the 'Accounting differences/eliminations' caption of earnings from operations. These adjustments totaled $(748) and $(483) for the nine months ended September 30, 2002 and 2001.

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

	Nine months ended September 30		Three months ended September 30

	2002	2001	2002	2001

Guarantees and asset impairments	$146	$47	$99	$44
Lease accounting differences	45	27	26	17
Other subsidies	35	4	13	2

	$226	$78	$138	$63

During the third quarter of 2002 the Other segment recorded asset impairment charges of $66 related to the impairment of a long-held investment in equipment trust certificates securitized by aircraft on lease to United Airlines and $35 related to an increase in the customer financing valuation allowance resulting from guarantees provided to BCC.

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

Share-based plans expense is not allocated to other business segments except for the portion related to Boeing Capital Corporation. Unallocated expense includes corporate costs not allocated to the operating segments, including, for the period ended September 30, 2001, goodwill amortization resulting from acquisitions prior to 1998. For the period ended September 30, 2002, unallocated expense does not include goodwill amortization as a result of the Company adopting SFAS No. 142, Goodwill and Other Intangible Assets, as described in Note 3. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 15.

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

Note 21 - Subsequent Event

On October 17, 2002, the Company completed its acquisition of FlightSafety International's ("FSI") interests in FlightSafety Boeing Training International, a joint venture that provides pilot and crew training. In exchange for FSI's interests, the Company paid $50 at closing, and signed a $199 note due on May 31, 2005. With this transaction, the Company increased its 50% ownership to effectively 100%, necessitating a change from the equity method of accounting to full consolidation effective October 2002. This acquisition will be accounted for as a step acquisition using the purchase method. The Company is currently in the process of allocating the purchase price to assets and liabilities acquired, including assessing what amount of goodwill, if any, will result from this transaction.

Forward-Looking Information Is Subject to Risk and Uncertainty

Certain statements in this report contain "forward-looking" information that involves risk and uncertainty. This forward-looking information is based upon a number of assumptions including assumptions regarding its pension plans relating to discount rate, expected returns on plan assets in future years, and compensation increases. Additional assumptions impacting the forward looking statements relate to the continued operation and viability of major airline customers; global economic, passenger and freight growth; successful negotiation of contracts with the Company's labor unions; current and future markets for the Company's products and services; the Company's successful execution of internal performance plans; including, without limitation, plans related to achieving technical specifications within contract costs and terms for various satellite contracts; favorable outcomes of certain pending sales campaigns and U. S. and foreign government procurement actions; including the timing of procurement of tankers; price escalation; regulatory approvals; and successful execution of acquisition and divestiture plans; and the assessment of the impact of the attacks of September 11, 2001. Actual results and future trends may differ materially depending on a variety of factors; including the actual financial market and pension plan performance; achieving technical specifications within contract costs and terms for various satellite contracts; the continued operation and viability of major customers; collective bargaining labor disputes; the Company's successful execution of internal performance plans, production rate increases and decreases, acquisition and divestiture plans, credit rating agency assessments, and other cost-reduction and productivity efforts; the actual outcomes of certain pending sales campaigns and U. S. and foreign government procurement activities; including the timing of procurement of tankers; the cyclical nature of some of the Company's businesses; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that result in significant and prolonged disruption to air travel worldwide; any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation trends; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government contracts due to unilateral government action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in the Company's SEC filings, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Consolidated Results of Operations

Sales of $12.7 billion for the third quarter of 2002 were 7.3% lower than sales of $13.7 billion for the comparable period of 2001. Sales of $40.4 billion for the first nine months of 2002 were 5.0% lower than sales of $42.5 billion for the comparable period of 2001.

Net earnings for the third quarter of 2002 were $372 million, compared with $650 million for the same period in 2001. The third quarter of 2002 net earnings included a $63 million after tax charge to write-down Space and Communications equity investment in Teledesic, LLC; a $55 million benefit from a favorable tax settlement; a $12 million after tax benefit on the divestiture of an equity investment held by Military Aircraft and Missile Systems; and a $7 million after tax charge on a separate, unrelated long-held equity investment held by the Other Segment. This compares to a non-recurring after tax charge of $63 million recorded at Commercial Airplanes for initial severance costs related to job reductions following the September 11 terrorist attacks during the comparable period of 2001. Other non-recurring items recorded during the first nine months of 2002 included a $28 million after tax benefit on the sale of Military Aircraft and Missile Systems ordnance business; a $15 million after tax benefit related to continuing F-15 program supplier termination negotiations; a $24 million after tax charge related to decreased valuations of commercial aircraft and adverse exposure under certain guarantees and commitments related to the events of September 11; and a $15 million after tax charge recognized on a long-held equity investment. Other non-recurring items recorded during the comparable period of 2001 included an after tax benefit of $475 million related to a research and development tax credit and a $36 million after tax benefit related to the F-15E program. Net loss for the first nine months of 2002 was $98 million, compared with net earnings of $2,727 million for the same period in 2001. The first nine months of 2002 net loss included an after tax charge of $1,827 million recorded as a cumulative effect of accounting change as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Research and development expense totaled $371 million for the third quarter of 2002, compared with $515 million for the same period in 2001. Commercial Airplanes segment research and development expense of $177 million for the third quarter of 2002 reflected a decrease of 25.3% over the $237 million recorded for the same period in 2001, primarily due to reduced spending on the 777-300ER program. Military Aircraft and Missile Systems segment research and development expense of $76 million for the third quarter of 2002 is in line with the spending levels for the same period in 2001. Space and Communications segment research and development expense of $94 million decreased 26.0% over the $127 million recorded during the same period in 2001. Airborne Early Warning and Control System research and development program expenses decreased as the effort transitioned to work that was determined to be specifically required for the Australian Wedgetail program. The Delta IV research and development spending also decreased as that program nears first flight. Research and development in the Other segment relates principally to Connexion by BoeingSM and Air Traffic Management. Research and development expense totaled $1,215 million for the first nine months of 2002, compared with $1,398 million for the same period of 2001.

On July 10, 2002, the Company announced the creation of Integrated Defense Systems (IDS), a business unit merging the Company's total space, defense, government, intelligence and communications capabilities into one organization. Prior to the announcement, these operations were contained in the Company's Military Aircraft and Missile Systems and Space and Communications reportable segments. Since the formation of IDS, the composition and review structure of internal financial information related to these operations has remained unchanged. Hence, at present, segment disclosures remain on the same basis. However, the Company is currently studying alternatives for internal reporting of financial information of the operations within IDS. When the new IDS reporting and review model is implemented, the Company will re-evaluate its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company expects to continue to provide at least the same level of reporting transparency. Disclosures using new reportable segments created by IDS are expected to be reported beginning in the first quarter of 2003.

Income tax expense for the third quarter of 2002 was $3 million, or 0.8% of pre-tax earnings, compared with $287 million, or 30.6% of pre-tax earnings, for the same period in 2001. Income tax expense for the first nine months of 2002 was $602 million, or 25.8% of pre-tax earnings, compared with $728 million, or 21.1% of pre-tax earnings, for the same period in 2001. These rates differ from the federal statutory rate of 35% due primarily to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and favorable resolution of audit issues.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. The suit challenged the Internal Revenue Service (IRS) method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company's Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. In September 1998, the District Court granted the Company's motion for summary judgment. The U.S. Department of Justice appealed this decision. On August 2, 2001, the United States Court of Appeals for the Ninth Circuit reversed the District Court's summary judgment. The Company filed a petition for rehearing with the Ninth Circuit Court of Appeals and was denied such rehearing. The Company then filed a petition for writ of certiorari with the United States Supreme Court. On May 28, 2002, the United States Supreme Court granted the Company's petition for writ of certiorari and will hear arguments in December 2002 with a decision expected in the first half of 2003. The Company will not have a negative earnings impact as a result of the suit's outcome.

In February 2000, the World Trade Organization (WTO) Appellate Body upheld a panel decision that U.S. FSC tax provisions constituted a prohibited export subsidy. In response, in November 2000, the United States enacted legislation to repeal the FSC tax provisions, subject to transition rules, and enacted replacement legislation (the Extraterritorial Income Exclusion Act of 2000). The European Union objected to this ETI exclusion, and in November 2001 asked the WTO to authorize trade sanctions on a list of goods, including aircraft, produced in the United States. In January 2002, the Appellate Body of the WTO upheld a ruling that the United States had failed to withdraw the prohibited FSC export subsidy. In August 2002, a WTO arbitration body determined that $4,043 million per year was the appropriate level of retaliation that can be asserted by the European Union against U.S. exporters if the U.S. rules are not brought into compliance. A preliminary list of products upon which the retaliatory tariff would be assessed was released in September 2002. No Boeing products were included on the list. President Bush has stated that the U.S. will bring its tax laws into compliance with the WTO ruling that the Extraterritorial Income regime constitutes a prohibited export subsidy. In July 2002, Representative Bill Thomas, Chairman of the House Ways and Means Committee, introduced the American Competitiveness and Corporate Accountability Act of 2002. If enacted, that bill would repeal ETI and introduce broad-based international reform. These international provisions would have no application to the Company. The Administration and Congress continue to work on legislative solutions to the FSC/ETI rulings by the WTO. It is not possible to predict what impact this issue will have on future earnings pending final resolution of these matters. If ETI is repealed and replacement legislation is not enacted, the loss of benefit to the Company could be significant.

Segment Results of Operations

The Company operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Boeing Capital Corporation. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Commercial Airplanes

Commercial Airplanes segment revenues were $6.1 billion in the third quarter 2002 compared with $8.0 billion for the same period in 2001. For the first nine months of 2002, revenues totaled $22.0 billon compared to $25.7 billion for the same period in 2001. The decline in revenue for the third quarter and first nine months of 2002 was due primarily to the decline in the commercial aviation market.

Commercial aircraft deliveries for the third quarter of 2002 were 73, compared with 120 for the same period in 2001. For the first nine months of 2002, a total of 295 commercial aircraft were delivered, compared with 383 for the same period in 2001. The commercial aircraft delivery projection for the full year of 2002 remains unchanged at 380, compared with 527 in 2001.

Commercial jet aircraft deliveries were as follows:

	Nine months ended September 30				Three months ended September 30

Model	2002		2001		2002		2001

717	13		37	(10)	5		13	(1)
737 Next-Generation*	169	(2)	214	(3)	39		69	(1)
747	19	(1)	24		6		8
757	25		32		6		12
767	28	(1)	29		6	(1)	6
777	41		45		11		12
MD-11	-		2		-		-

Total	295		383		73		120

* Includes three intercompany C-40 737 aircraft delivered in the nine months ended September 30, 2002, one in the nine months ended September 30, 2001, and one in the three months ended September 30, 2002.

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above.

As of September 30, 2002, the Company had cumulatively delivered 106 717 program aircraft. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate changes to the gross margin. The Company has potentially material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of longer-term market acceptance. During the second quarter of 2002, AMR Corporation returned 24 717 aircraft to the Company. Although these returns increase the Company's exposure on 717 aircraft, the Company has been in active negotiations to place this equipment back in service. Substantially all of the 24 have firm commitments to be placed after modifications have been made to the aircraft. The Company is in the process of evaluating the impact of the new leases and does not expect them to have a material adverse effect on its financial position or continuing operations. See Note 9.

The commercial aviation market downturn remains severe, with trends varying between carriers and regions. Low-cost airlines are experiencing comparatively stronger passenger demand. For the major carriers, markets within and between Asia and Europe are seeing some recovery. However, the downturn remains most significant in key U.S. domestic, transatlantic and transpacific markets. In addition, recent airline announcements in the United States confirm that the domestic recovery of traffic and airline profitability has slowed. Consequently, demand for new aircraft and related support will remain diminished for longer than previously anticipated.

Commercial Airplanes segment third quarter 2002 operating earnings, based on the unit cost of airplanes delivered, were $518 million, compared with $735 million for the same period in 2001. Third quarter 2001 operating earnings included a $100 million non-recurring charge associated with the September 11, 2001, terrorist attacks. The overall Commercial Airplanes segment operating profit margin was 8.5% for the third quarter of 2002, compared with 9.2% for the same period in 2001. The third quarter 2002 margin was lower than 2001 primarily due to the reduction in revenue offset by reduced research and development in 2002 and by the $100 million non-recurring charge in 2001. For the nine months ended September 30, 2002, Commercial Airplanes segment earnings were $2,281 million, compared with $2,550 million for the same period in 2001, and segment operating margins were 10.4% and 9.9% for the first nine months of 2002 and 2001. The improved margins in 2002 reflect favorable cost performance and lower non-recurring charges offset by the reduction in revenue.

Commercial Airplanes segment earnings, as determined under generally accepted accounting principles (GAAP) and including intercompany transactions, reflect the program method of accounting and incorporate a portion of the 'Accounting differences/eliminations' caption as discussed in Note 19. Commercial Airplanes segment earnings under GAAP were $334 million and $430 million for the third quarter of 2002 and 2001. The GAAP determined segment margin of 5.5% in 2002 compares with 5.4% for the same period in 2001. Commercial Airplanes earnings, as determined under GAAP, were $1,533 million for the first nine months of 2002, compared with $2,067 million for the same period in 2001, and the related nine month margins were 7.0% and 8.0% for 2002 and 2001. The decline in GAAP determined margins is primarily due to the reduction in revenue offset by lower non-recurring charges. In addition, the GAAP margins have been adversely impacted compared to 2001 due to the aircraft market decline. In general, this has resulted in the lengthening of the time needed to produce the accounting quantity.

The favorable cost performance reflected in the current year earnings and margin based on unit cost of sales is recognized over current and future deliveries under the program method of accounting. For segment reporting purposes, the favorable cost performance is a cumulative adjustment over current and prior deliveries.

The Company has a policy that determines the appropriate accounting quantity for each commercial aircraft program. This policy takes into account several factors influenced by the demand for the particular product. There were no changes to the accounting quantities for commercial aircraft programs in the third quarter of 2002. The accounting quantity for the 717 program as of September 30, 2002, was 140 units compared with 200 units as of September 30, 2001. The Next-Generation 737 program accounting quantity was 2,000 units as of September 30, 2002, compared to 1,800 units as of September 30, 2001. The program accounting quantities as of September 30, 2002, for the 747 program of 1,401 units, 757 program of 1,100 units, 767 program of 1,000 units and 777 program of 600 units remain unchanged from September 30, 2001.

The Company is anticipating an order from the United States Air Force for 100 767 tankers, which will have a long-term positive impact on the 767 program. This order has been incorporated into the program estimates to the extent the aircraft fall within the current accounting quantity. Based on the anticipated delivery schedule and forecasted production rates most of these aircraft fall beyond the current accounting quantity.

In order to maintain an orderly and efficient transition to lower production rates, the Company builds aircraft in advance of the committed delivery date to the customer. These aircraft are usually delivered within a few months following completion. During the third quarter of 2002, several aircraft valued at $691 million remained in inventory, as customers' declined early acceptance. This temporary increase in inventory will be reduced in the fourth quarter upon delivery to the customer.

As of September 30, 2002, the Commercial Airplanes segment inventory had a small quantity of airplanes that were completed but unsold. As of September 30, 2002, these aircraft were valued at $265 million.

The Company will continue to experience a higher than normal quantity of used airplane purchases through 2003 as a result of commitments entered into through purchase agreements with customers for new aircraft and services. Due to the current market for used airplanes, the Company's used airplane inventory may increase and these purchases and commitments to purchase may result in future charges.

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

On September 23, 2002, the Company announced the signing of an agreement with Flight Safety International (FSI) to acquire all of FSI's interest in the FlightSafety Boeing Training International joint venture. The agreement was completed on October 17, 2002.

Military Aircraft and Missile Systems

Military Aircraft and Missile Systems segment revenues for the third quarter of 2002 increased 14.2% to $3.8 billion compared to $3.3 billion for the same period in 2001. C-17, F-15 and JDAM deliveries coupled with increasing Military Aerospace Support volume all generated higher revenues in this year's third quarter.

Military Aircraft and Missile Systems segment deliveries included the following:

	Nine months ended September 30		Three months ended September 30

Model	2002	2001	2002	2001

C-17	12	9	5	3
C-40	1	4	-	2
F-15	2	-	1	-
F/A-18E/F	30	27	11	11
T-45TS	10	11	3	3
CH-47 (New Builds)	6	8	2	2
AH-64 Apache Intl (New Builds)	15	6	1	3

Third quarter 2002 segment earnings and operating margins totaled $442 million and 11.8%. This compares to segment earnings and operating margins of $412 million and 12.5% during the third quarter of 2001. The increase in earnings from 2001 is primarily due to the additional delivery volume, delivery mix, and production program performance improvements, offset partially by a third quarter 2001 favorable contract settlement. Quarterly margins are approximately equivalent when normalized primarily for the third quarter 2001 favorable settlement. Research and development expense in the third quarter of 2002 was $76 million compared to $75 million during the third quarter of 2001, primarily driven by the 767 Tanker development program.

Military Aircraft and Missile Systems continued to take steps in securing significant growth opportunities in domestic and international markets. During the quarter, Military Aircraft and Missile Systems received additional JDAM orders leading to an expansion of the production facility to meet accelerated Air Force and Navy schedules. Kuwait became the seventh international defense force to select the AH-64D Apache Longbow combat helicopter by signing a letter of offer and acceptance to purchase 16 AH-64D's. The Navy awarded Boeing one of two Component Advanced Development contracts for the Multi-mission Maritime Aircraft entering the initial phase in providing a complete solution in replacing the Navy's aging P-3 fleet. The Company completed the fifth flight demonstration of its EA-18G Airborne Electronic Attack concept aircraft which is one of the platforms under consideration by the Navy to replace the EA-6B Prowler electronic warfare aircraft. The F-15K contract was finalized with the Korean Ministry of National Defense resulting in an order for 40 F-15K aircraft. A squadron of 12 F/A-18E Super Hornets is headed for the Arabian Sea for a six-month deployment, the first deployment operationally. The Italian government committee approved the 767 Tanker program contract and procured 4 aircraft as the first contract under the 767 Tanker program.

Space and Communications

Space and Communications segment revenues were $2.7 billion for both the third quarter of 2002 and the third quarter of 2001. For the first nine months of 2002, revenues totaled $7.7 billion compared to $7.5 billion for the same period in 2001. Segment revenues held steady as a result of growth in Missile Defense and classified contracts offset by lower commercial Satellite and NASA revenues.

Space and Communications segment deliveries included the following:

	Nine months ended September 30		Three months ended September 30

Model	2002	2001	2002	2001

Delta II	3	4	1	1
Satellites	4	6	-	1

Space and Communications segment operating earnings for the third quarter of 2002 were $64 million, excluding a non-recurring item, compared with $181 million in the third quarter of 2001. During the quarter, Space and Communications recognized a non-cash, non-recurring $100 million pre-tax charge to write-down an equity investment in Teledesic, LLC, which stopped work on its satellite constellation and announced its intent to reduce staff. Operating margins, excluding this non-recurring charge, were 2.3% for the third quarter of 2002 compared to 6.7% for the third quarter of 2001. Including this non-recurring charge, Space and Communications segment earnings and operating margins were a loss of $36 million and 1.3% for the third quarter of 2002.

For the nine months ended September 30, 2002, Space and Communications segment earnings were $287 million, excluding a non-recurring charge, compared with $395 million for the same period in 2001. Operating margins, excluding a non-recurring charge, were 3.7% for the nine months ended September 30, 2002, compared with 5.3% for the same period in 2001. Including a non-recurring charge, Space and Communications segment earnings and operating margins totaled $187 million and 2.4% for the nine months ended September 30, 2002.

The 737 Airborne Early Warning and Control (AEW&C) development contract has experienced cost growth associated with growth in requirements related to system design. As a result of the cost growth, a third quarter pre-tax charge of approximately $100 million was recorded against the first production contract. This development contract also supports and benefits all future 737 AEW&C customers and the Company continues to believe that the investment in the 737 AEW&C contract will create long-term value.

In February 2002, Space and Communications undertook a reorganization of its commercial satellite manufacturing activities in response to poor performance compounded by unfavorable market conditions. Commercial satellite program performance impacted the second quarter of 2002 and continued to experience additional production issues in the third quarter. Earnings were also impacted in the quarter by Satellite program cost growth partially offset by favorable contractual actions. The net impact to the quarter in the commercial satellite unit was a reduction in operating earnings of approximately $35 million. Progress has been made in implementing process improvements and program management best practices, however, factory problems that arise out of acceptance testing continue to impact existing contracts. The market remains in an extended downturn, however, the Company believes that the reorganization started earlier this year will yield favorable results when the commercial communications satellite market returns.

Various satellite contracts contain technical performance criteria that require ongoing execution to achieve. The Company believes that costs and performance estimates used to record program profit are appropriate; however, failure to achieve technical specifications in a timely manner could put certain contracts at risk, including risk of cost overruns and risk of contract default.

During the quarter, the Company determined it would not be able to deliver a satellite to a customer prior to the contractual date of Termination for Default (TFD). The Company believed, and had notified the customer, it had grounds for excusable delay. In mid-October the Company determined that the expected delivery date is now past the period of excusable delay. The customer, while reserving their rights to TFD, has not exercised their right with respect towards initiating a TFD. Currently, the Company and the customer are negotiating towards a mutual resolution that is expected to be completed in the fourth quarter of 2002. Management does not believe the outcome of such negotiations will be adversely material to the consolidated financial statements.

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

Major events during the third quarter of 2002 included the successful launch of the NASA Contour mission on-board a Delta II launch vehicle. Another significant milestone in the Integrated Battlespace growth strategy was achieved when Space and Communications was awarded the Department of Defense contract to develop the first increment of wideband satellite communications terminals for a transformational initiative known as the Family of Advanced Beyond Line-of-Sight Terminals. Also in the quarter, Space and Communications successfully completed an interim program review for the U.S. Army's Future Combat System. Performance in the Missile Defense market remained strong as the company established innovative international partnerships to create systems solutions for global missile defense and successfully completed the first flight of a specially modified 747 aircraft for the Airborne Laser program.

Significant risk remains related to work in process inventory and supplier commitments for the Delta III program. This is a market-based risk driven by Delta III customers' ability to execute their plans to launch satellite constellations. Space and Communications continues to actively work to mitigate much of this risk, primarily through the conversion of Delta IIIs to Delta IIs. This risk assessment remains closely monitored, and additional opportunities for conversions are under review.

The Sea Launch program in which Boeing is a 40% partner with RSC Energia (25%) of Russia, Kvaerner Maritime (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine had no launches in the third quarter of 2002. Boeing's investment in this venture as of September 30, 2002, is reported at zero, which reflects the prior recognition of losses reported by Sea Launch. Boeing has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory. Net of liabilities established, the Company's maximum exposure to credit-related losses associated with credit guarantees is $336 million as of September 30, 2002. Financial exposure related to performance guarantees and accounts receivable/inventory amounted to $250 million at September 30, 2002.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. The joint venture operations are not included in the Company's consolidated statements; however, the Company's proportionate share of joint venture earnings is recognized as income. Included in Space and Communications operating earnings for the third quarter of 2002 were $20 million compared to $23 million in the third quarter of 2001 related to United Space Alliance operations.

Boeing Capital Corporation

Revenues for Boeing Capital Corporation (BCC) consisted principally of income earned on portfolio assets (direct finance leases, operating leases, notes receivable, assets held for sale or re-lease and investments). Earnings are net of depreciation on leased equipment and operating expenses. No interest expense on debt is included in BCC's operating earnings as reflected in Note 19; however, interest expense of $108 million and $69 million was associated with debt relating to financing activities for the third quarter ended September 30, 2002 and 2001, and $297 million and $233 million for the nine months ended September 30, 2002 and 2001.

Operating earnings for BCC were $16 million for the third quarter ended September 30, 2002, compared with $109 million for the third quarter ended September 30, 2001, and were $343 million for the nine months ended September 30, 2002, compared with $401 million for the nine months ended September 30, 2001, exclusive of interest expense.

During the third quarter of 2002, the Company recognized a pre-tax expense of $250 million (BCC $149 million; Other segment $101 million) in recognition of the deterioration of aircraft values and customer credit ratings.

A pre-tax expense of $110 million (BCC $75 million; Other segment $35 million) was recorded to increase the valuation allowance based on the Company's quarterly assessment of the adequacy of customer financing reserves. Each quarter, the Company reviews customer credit ratings, published historical credit default rates and third-party aircraft valuations as a basis to validate the reasonableness of the valuation allowance. Published sources and recent market transactions indicate that values for various aircraft types used as collateral in BCC's portfolio remain depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. Although there were no significant airline-related receivable write-offs or any deterioration in airline delinquency rates in the portfolio during the third quarter of 2002, BCC determined that an increase in the valuation allowance was warranted in these circumstances.

A specific pre-tax impairment of $79 million (BCC $13 million; Other segment $66 million) was recorded related to a long-held investment in equipment trust certificates securitized by aircraft on lease to United Airlines ("United"). This debt investment was classified as held-to-maturity and had declined in value for a period that was determined to be other than temporary. The write-down was based on the decline in credit ratings of United, the long-term maturity of the investment and the decline in the underlying aircraft collateral valuations. The ultimate realization of this investment will depend upon United continuing to meet its related contractual obligations. United remains current on all of its payment obligations to BCC.

A specific pre-tax impairment loss of $48 million was recorded by BCC related to a joint venture investment that was established to lease and eventually convert 24 727 passenger aircraft to full cargo configuration. According to accounting guidelines, long-lived assets held for use are deemed impaired when their carrying value exceeds the sum of the undiscounted cash flows expected to result from the current use and eventual disposition of the asset. Based on the Company's assessment of current market conditions and the average age of the aircraft (averaging over twenty years old), the resulting estimated future cash flows generated from the aircraft in their current passenger configuration are less than the joint venture's carrying value. Accordingly, BCC recorded an impairment loss for its share of the adjustment to estimated fair market value for the joint venture's 727 aircraft. The BCC portfolio does not include any 727 aircraft other than those held through this joint venture.

BCC also recorded pre-tax charges of $13 million related to valuations of other assets in its portfolio during the third quarter of 2002.

BCC's portfolio at September 30, 2002, totaled $11.5 billion as compared to $11.1 billion at June 30, 2002 and $8.0 billion at September 30, 2001. At the end of the third quarter BCC's leverage was 5.7-to-1, down from 5.9-to-1 at the end of the third quarter of 2001, but up from 5.2-to-1 at the end of the second quarter of 2002. The ratio at September 30, 2002, was higher than previously expected primarily due to the pre-tax charges at $149 million taken in the third quarter of 2002.

BCC's largest customer, United Airlines, accounted for $1,199 million (on a consolidated basis) and $742 million of customer financing and other assets at September 30, 2002 and December 31, 2001. Based on publicly available reports, United experienced a net loss of $889 million for the nine months ended September 30, 2002. As a result of continued losses and scheduled debt repayments at United, the Company will continue to assess its exposure based on underlying collateral values supporting transactions and the general allowance for losses on receivables. As of the filing date hereof, United is current on all of its payment obligations to the Company. However, United is experiencing significant financial difficulties as they have disclosed publicly and United has applied to the Airline Transportation Stabilization Board (ATSB) for $1.8 billion in Federal loan guarantees as part of United's attempt to raise $2.0 billion in new financing. On October 22, 2002, United filed an updated business plan with the ATSB that reportedly contained additional cost reductions beyond that considered in its initial business plan; United also indicated that it was working with the vendors, lessors and lenders on additional measures to improve its financial position. United has recently requested the Company to consider restructuring the payment terms of its existing transactions together with participating in the non-guaranteed portion of the secured ATSB loan. Although the Company has had some discussions with United on its request, it cannot predict whether those discussions will lead to a mutually acceptable restructuring and whether United ultimately will be successful in obtaining the approval for the ATSB loan. While the Company cannot predict the outcome of such discussions, the Company continues to believe that the allowance for losses on receivables is maintained at a level adequate to cover losses in receivables. However, in the event that United defaults on a substantial number of aircraft, there could be a material adverse effect on the Company's earnings, cash flows or financial position until such time as the aircraft are successfully redeployed.

BCC has utilized certain special-purpose entities in connection with certain aircraft financing transactions. The Company believes it has appropriately followed accounting pronouncements regarding consolidation of such entities. In June 2002, the Financial Accounting Standards Board (FASB) issued an exposure draft of a proposed interpretation of SFAS No. 94, Consolidation of all Majority-Owned Subsidiaries and Accounting Research Bulletin No. 51, Consolidated Financial Statements. Public FASB meetings since June 2002 indicate that there likely will be substantive changes made to the published exposure draft prior to finalization. Any revision to the current treatment of these special-purpose entities will be determined when the final pronouncement is issued.

Other

Other segment earnings were a loss of $192 million in the third quarter of 2002 and a loss of $103 million for the same period in 2001. The increase in losses between periods was primarily due to intercompany guarantees and asset impairments, lease accounting differences and other subsidies related to BCC. See Note 19. Other segment earnings were a loss of $288 million and $194 million for the first nine months of 2002 and 2001. Research and development expense attributable to the Other segment was $24 million in the third quarter of 2002 and $76 million for the same period in 2001. For the nine months ended September 30, 2002 and 2001, research and development expense was $90 million and $203 million. The decrease in research and development expense between periods was primarily due to Connexion by BoeingSM, which revised its business approach to focus on government services and military activities with low research and development costs. Also included in the Other segment for the third quarter of 2002, were operating earnings of $11 million attributable to financing assets not intended to be transferred to BCC. As of September 30, 2002, these financing assets consisted of four C-17 transport aircraft leased to the United Kingdom Royal Air Force.

The Company entered into certain transactions with BCC in the form of intercompany guarantees and other subsidies. In the third quarter of 2002 and 2001, the Other segment recognized losses of $138 million and $63 million related to transactions with BCC. For the nine months ended September 30, 2002 and 2001, losses of $226 million and $78 million were recognized in the Other segment. See Note 19.

Events of September 11, 2001

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall. See Note 2.

FINANCIAL CONDITION

Liquidity and Capital Resources

As of September 30, 2002, the Company's cash position totaled $1,702 million.

Excluding non-recourse debt and Boeing Capital Corporation (BCC), a financing subsidiary wholly owned by the Company, total debt represents 29% of total shareholders' equity plus debt. The consolidated debt, including BCC and non-recourse, represents 56% of total shareholders' equity plus debt.

Revolving credit line agreements with a group of major banks, totaling $4.5 billion, remain available but unused. As of November 4, 2002, $500 million of the Company's 5-year revolving credit line as well as $1.5 billion of the Company's 364-day revolving credit line was made exclusively available to BCC. Prior to the above date, the entire $2.0 billion available to BCC was from the Company's 364-day revolving credit line. This change lengthens the average term of credit lines available to BCC and improves BCC's liquidity position.

The Company also has available $4.0 billion under commercial paper programs, of which $2.0 billion is attributable to BCC, which are backed by the $4.5 billion revolving credit line agreements. As of the end of the third quarter of 2002, the Company had an outstanding commercial paper balance of $630 million, all of which is related to BCC.

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

The Company continuously monitors the performance of its defined pension plans and those factors which may have an impact on that performance. As part of this process, the Company annually reviews actuarial assumptions including discount rate, expected return on plan assets in future years and rate of compensation increases. The Company considers its actuarial assumptions generally to be conservative and, in prior years coupled with investment performance, to have resulted in contributions to income and achievement of a positive funded status. Due to the recent performance of the financial markets and the current low interest rate environment, contributions to income are expected to be substantially less going forward, and may shift to expense. It may also be necessary for the Company to consider making additional cash contributions to the plans, which may be significant. The extent of future contributions will primarily be driven by future market and plan asset performance. Current expectations anticipate no further funding in 2002 and little or no funding requirements in 2003.

The Company measures its pension plan using a September 30 year-end for financial accounting purposes. The significant declines experienced in the financial markets have unfavorably impacted plan asset performance. This, coupled with historically low interest rates (a key factor when estimating plan liabilities), is likely to cause the Company to recognize a significant non-cash charge to equity in the fourth quarter of 2002. This charge, which could be as high as $4 billion, would not impact reported earnings, and would be reversible if either interest rates increased or market performance and plan returns improved.

Because of the prevailing low interest rates and recent increases in health-care costs, expense for the Company's retiree medical plans is also expected to increase by approximately $200 million in 2003.

Due to the continuing downturn in the commercial aviation market and the recent airline announcements in the United States that confirm the delayed recovery of airline traffic and profitability, several customers have rescheduled aircraft delivery dates. The rescheduling of delivery dates will reduce aircraft advance payments in the near term. The reduction in advance payments will be offset by reduced inventory spending, resulting in an immaterial impact on the Company's liquidity.

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

Other than bank facilities, which contain pricing grids that are dependent upon the Company's long-term rating, the Company has not identified any other material rating triggers.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, principally relating to customer financing activities. Financial instruments with off-balance-sheet risk include financing commitments, credit guarantees, asset value guarantees, and interest rate guarantees. See Note 17.

US Airways Group, Inc. filed for bankruptcy-court protection under Chapter 11 in August 2002. The Company does not have any significant exposure related to US Airways Group, Inc.

Backlog

Contractual backlog of unfilled orders (which excludes purchase options and announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding) was as follows (dollars in billions):

	September 30 2002	December 31 2001

Commercial Airplanes	$68.9	$75.9
Military Aircraft and Missile Systems	19.6	17.6
Space and Communications	14.5	13.1

Total contractual backlog	$103.0	$106.6

Unobligated U.S. and foreign government contract funding not included in backlog totaled $33.7 billion at September 30, 2002, compared with $27.5 billion at December 31, 2001.

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

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. As a general policy, the Company substantially hedges foreign currency commitments of future payments and receipts by entering into foreign currency forward contracts. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

The Company is subject to commodity price risk relating principally to energy used in production. The Company uses commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2002, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the upper range of possible loss on termination for convenience was $350 million.

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

The Company believes, supported by an opinion of outside counsel, that the trial court's rulings with respect to the enforceability of the unilateral schedule and the termination for default were contrary to law and fact. McDonnell Douglas appealed the trial court's decision to the U.S. Court of Appeals for the Federal Circuit in December 2001.

On August 30, 2002, the Department of the Navy notified the Team that, unless the contractors made a payment in the amount of $2,347 million, alleged to be due and owing under the A-12 contract, the matter would be referred to the Defense Finance and Accounting Service for collection through offset against payments otherwise due under current contracts over a period of not less than 18 months, notwithstanding the pending appeal. The Company responded that collection at this time would be unlawful and not justified by the facts and circumstances. As of the date of this filing, no portion of this alleged debt has been collected through offset or otherwise.

If, contrary to the Company's belief, the decision of the trial court on termination were sustained on appeal, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments. And if, contrary to the Company's belief, the appeals court further held that a money judgment should be entered against the Team in the amount of the unliquidated progress payments, the Team would be required to pay the Government $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,025 million). Under this outcome, the Company would be obligated to pay one half of these amounts. The loss to the Company would total approximately $1,460 million in pre-tax charges, consisting principally of the repayment obligations and the remaining inventory costs and adjustments.

The Company believes that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

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

On October 19, 2001, the court granted class certification to a segment of the population sought by the plaintiffs. The court ruled that the action could proceed on the basis of two limited subclasses: a. all non-executive salaried women (excluding engineers) in the Puget Sound area, and b. all hourly women covered by the Machinists' Bargaining Agreement in the Puget Sound area. The claims to be litigated are alleged gender discrimination in compensation and promotion. The court also held that the plaintiffs could not seek back pay. Rather, should liability be found, the potential remedies include some form of injunctive relief as well as punitive damages. The U.S. Ninth Circuit Court of Appeals has accepted the Company's interlocutory appeal of the class certification decision, particularly the ruling that leaves open the possibility of punitive damages.

In January 2002 and March 2002, four other gender discrimination class actions were filed in locations that were originally part of the Beck case but subsequently excluded from the class certified by the district court. The four new cases cover females employed in California, Missouri, Kansas, and Oklahoma. Many of the named plaintiffs in these new cases were also named plaintiffs in Beck. Like Beck, these new cases focus on compensation and promotion decisions. The Company anticipates that decisions on whether to certify classes in these four cases will be made by mid-2003.

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

On August 12, 2002, the Company filed a Form 8-K regarding the sworn statements signed by Philip M. Condit, and Michael M. Sears, Chief Executive Officer and Chief Financial Officer, of The Boeing Company, as required by the Securities and Exchange Commission Order No. 4-460.

On September 4, 2002, the Company filed a Form 8-K regarding a notice to the Company and General Dynamics Corporation by the Department of the Navy for payment, within 30 days, of approximately $2.3 billion that the Government claims is owed in the A-12 case.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of September 30, 2002, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, have been reviewed by the registrant's independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
The Boeing Company
Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the "Company") as of September 30, 2002, and the related condensed consolidated financial statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 28, 2002, we express an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  Deloitte & Touche LLP

Deloitte & Touche LLP
Chicago, Illinois

October 22, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY

(Registrant)

November 6, 2002	/s/ James A. Bell

(Date)	James A. Bell Senior Vice President of Finance & Corporate Controller

THE BOEING COMPANY

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Philip M. Condit, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Boeing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Philip M. Condit

Philip M. Condit
Chairman of the Board,
Chief Executive Officer and Director

THE BOEING COMPANY

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael M. Sears, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Boeing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 29, 2002

/s/ Michael M. Sears

Michael M. Sears
Senior Vice President and
Chief Financial Officer