Form 10-K
period 2002-12-31
BOEING CO
filed 2003-02-27
CIK 12927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Riverside, Chicago, IL	60606-1596
(Address of principal executive offices)	(Zip Code)

(312) 544-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]   [ ]

As of January 31, 2003, there were 799,978,098 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $25.3 billion.

Part I and Part II incorporate information by reference to certain portions of the Company’s 2002 Annual Report to Shareholders. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2002

INDEX

Part I
	Item 1.	Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission of Matters to a Vote of Security Holders
Part II
	Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Item 6.	Selected Financial Data
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
	Item 14.	Controls and Procedures
Part IV
	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Certifications

PART I

Item 1.    Business

The Boeing Company, together with its subsidiaries (herein referred to as the “Company”), is one of the world’s major aerospace firms. The Company is organized based on the products and services it offers. The Company operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Boeing Capital Corporation (BCC). The Company also established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Revenues, earnings from operations and other financial data of the Company’s business segments for the three years ended December 31, 2002, are set forth on pages 80-83 of the Company’s 2002 Annual Report to Shareholders and are incorporated herein by reference.

The Commercial Airplanes segment is involved in development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. The Company is a leading producer of commercial aircraft and offers a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717, 737 Next-Generation, and 757 standard-body models and the 747, 767 and 777 wide-body models. Final deliveries of the MD-80, MD-90 and 737 Classic aircraft occurred in 2000. Final delivery of the MD-11 aircraft occurred in 2001.

Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. The Company’s ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, performance of suppliers and subcontractors, and regulatory certification. The introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for the Company’s commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2002. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001. Air travel in most areas of the world has not recovered to the volume carried by the airlines in 2000, which is affecting profitability for many airlines. U.S. full service airlines have suffered the greatest losses. Holiday traffic in 2002 for the U.S. airlines showed an improvement and most carriers indicated better financial performance. However, this improvement was for only a short period of time and the major U.S. full service airlines reported significant losses for 2002. In contrast, low fare airlines in the U.S. and in Europe are reporting positive financial results and are growing. European network airlines are expected to show better results than their U.S. counterparts for the fiscal period ending in March of 2003. Traffic between Asia and Europe has rebounded to pre-September 11 levels. This trend combined with stronger traffic within the region is offsetting the slow growth over the Pacific permitting most Asian airlines to show profits.

The Company’s commercial aircraft sales are subject to intense competition, primarily from Airbus Industrie. To meet competition, the Company maintains a program directed toward continually enhancing the performance and capability of its products and has a family of commercial aircraft to meet varied and changing airline requirements. Additionally, extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction.

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

The major focus of commercial aircraft development activities over the past three years has been the 737 Next-Generation-900 model, the 747-400ER, the 747-400ERF, the 767-400ER, the 777-200LR, the 777-300ER, and a sonic cruiser airplane. The initial delivery of the 737-900, the largest member of the 737 Next-Generation family, occurred in the second quarter of 2001. Initial delivery of the 767-400ER, a stretched version of the 767-300ER capable of carrying over 300 passengers in a two-class configuration, occurred in the third quarter of 2000. Certification and first delivery of the 747-400ER and 747-400ERF occurred during the fourth quarter of 2002. Certification and first delivery of the 777-300ER and 777-200LR is scheduled for 2004 and 2006, respectively.

In the fourth quarter of 2002, the Company announced it will focus its product development efforts on the development of an efficient 200- to 250-seat airplane that will fly 7,000 to 8,000 nautical miles with 15 to 20 percent lower fuel usage at the top end of today’s commercial jet speeds. The market potential for a new airplane of this size is forecasted at up to 3,000 units over the next 20 years. The Company expects to formally offer the new airplane to customers in early 2004, with entry into service targeted for 2008.

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

The U.S. Department of Defense (DoD), represents nearly 50% of the world’s defense budget, and remains the principal customer of the Military Aircraft and Missile Systems segment. Several trends are emerging that are shaping customer behavior in this market. U.S. military force structure is shrinking, its platforms are aging, and the tempo of operations and engagements worldwide remains high. The United States’ current military activity demonstrates the value of systems solutions that allow all systems to communicate with each other; operate over longer ranges; and are unmanned and provide the advantages of precision, persistence and selective engagement. These factors are driving the U.S. DoD, along with militaries worldwide, to focus on ways to transform their forces and the way they operate.

Events like nuclear proliferation in North Korea, Operation Enduring Freedom and the continued war on terrorism, highlight the fact that our National Security goals are not rhetorical. There is an immediate and a durable need to maintain strong U.S. defense capabilities covering a very broad spectrum of threats and responses. Near-term DoD budgets have increased, and longer-range forecasts expect DoD budgets to grow faster than anticipated prior to September 11, 2001. However, with a softening global economy and anticipated federal budget tensions, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, long range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. The Company’s capabilities and programs are well suited to provide the military capabilities essential to meet the challenges facing our nation.

The Company is continuing to invest in business opportunities where it can use its customer knowledge, technical strength and large-scale systems integration capabilities to shape the market. Current major developmental programs include the F/A-22 Raptor, V-22 Osprey tiltrotor aircraft, C-130 Avionics Modernization Program (AMP), the RAH-66 Comanche helicopter and the Unmanned Combat Air Vehicle (UCAV). Both the V-22 and F/A-22 programs have transitioned to low-rate initial production but also continue developmental activities. The CH-47 Chinook is currently transitioning from development to production of a major new upgrade program. Current products in the tactical missiles market include the Harpoon Block II, SLAM-ER, CALCM and the Joint Direct Attack Munition (JDAM). Future programs include the Small Diameter Bomb and the Company is aggressively pursuing opportunities that utilize high-speed technology for the next-generation missile.

Investments in Unmanned Systems continue to leverage Military Aircraft and Missile Systems capabilities in architectures, system-of-systems integration and weapon systems technologies to provide transformational capabilities for the U.S. military. Investment is continuing in the 767 Tanker programs for the U.S. Air Force and international customers. Company investments in Airborne Electronic Attack and Precision Weapons and advanced Rotorcraft systems are expanding its breadth of products and capabilities enabling it to access larger portions of the combat systems markets.

The Space and Communications segment is involved in the research, development, production, modification and support of the following products and related systems: space systems; missile defense systems; satellites and satellite launching vehicles; rocket engines; and information and battle management systems.

On October 6, 2000, the Company acquired Hughes space and communications businesses and related operations. The acquired businesses are operated under the name of Boeing Satellite Systems (BSS). BSS provides space-based communications, reconnaissance, surveillance and imaging systems. BSS also manufactures commercial communications satellites. Also included in the acquisitions are Hughes Electron Dynamics, a supplier of electronic components for satellites; Spectrolab, a provider of solar cells and panels for satellites; and a share of HRL Laboratories, a research center. BSS is accounted for as part of the Space and Communications segment.

Space and Communications segment business performed under cost-reimbursement-type contracts currently include the International Space Station, Ground-based Midcourse Defense program, Space Shuttle Flight Operations and Space Shuttle Main Engine.

The total human space flight and exploration market is forecasted to be relatively flat over the next ten years. This forecast is based on budget projections for NASA, the primary customer in this market. The Company is observing changes in direction and emphasis with the establishment of a new vision and mission. Over the past year NASA has developed a new Integrated Space Transportation Plan (ISTP) to implement their new vision. This plan is designed to benefit the International Space Station, Space Shuttle program, and the agency’s science and research objectives. The new ISTP dedicates more resources to the space station program, provides additional funding to extend the life and enhance the safety and reliability of the agency’s orbiter fleet, boosts funding for science-based payloads and research, and restructures NASA’s Space Launch Initiative. The Space Launch Initiative will now focus on the development of a crew transport vehicle to ferry space station crewmembers, along with a continued technology effort to identify future reusable launch vehicle technologies. The Company’s Space and Communications segment is well positioned to join with NASA to help realize their vision using the expertise the Company has gained from its prime contractor role on the Space Shuttle program and the International Space Station and an integral player in the Space Launch Initiative program.

On February 1, 2003, the country experienced the tragic loss of Space Shuttle Columbia and its seven-person crew. The Company is assisting NASA to determine the cause of this accident. This accident did not impact the Company’s results of operations for 2002, and it is too early to determine the effect on the Company’s business operations for 2003 and beyond.

In the communications market, the Company is investing to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Investments were made in Global Situational Awareness concepts to develop communication system architectures to support various business opportunities including Future Combat Systems, Joint Tactical Radio System, FAB-T and Global Missile Defense. A major contributor to the Company’s support of these DoD transformation programs is the investment in the Boeing Integration Center where the Company’s Network Centric Operations concepts are developed in partnership with its customers. The Company also will continue to make focused investments that will lead to the development of next-generation space intelligence systems.

Within the Space and Communications businesses the Company continued investing in the new Delta IV expendable launch vehicle, which resulted in its successful inaugural commercial launch in November of 2002. This product gives the Company greater access to a portion of the launch market that was previously unavailable with the Delta II rocket alone. The Space and Communications segment has continued to be the premier provider of Airborne Early Warning systems with the execution of the agreement with the Turkish government for four new Airborne Early Warning and Control (AEW&C) Systems aircraft and continued technical progress on the previously awarded Australian AEW&C contract.

The acquisition and merger consolidations among U.S. aerospace companies have resulted in three principal prime contractors for the DoD and NASA, including the Company. As a result of the extensive consolidation in the defense and space industry, the Company and its major competitors are also partners or major suppliers to each other on various programs.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. The Company’s proportionate share of joint venture earnings is recognized as income.

The Sea Launch venture, in which the Company is a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture had one successful launch in 2002. The Company’s investment in this venture as of December 31, 2002, is reported at zero, which reflects the recognition of losses reported by Sea Launch in prior years. The venture incurred losses in 2002, due to the relatively low volume of launches, reflecting a depressed satellite market.

The Boeing Capital Corporation segment is primarily engaged in the financing of commercial and private aircraft and commercial equipment. BCC acts as a captive finance subsidiary for the Company and provides market-based lease and loan financing primarily to airlines that purchase or lease commercial aircraft manufactured by the Company or others. BCC competes for aircraft finance business with other finance companies, commercial banks, insurance companies and other financial institutions.

BCC also competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large ticket competitors, mainly heavily capitalized leasing companies and relationship banks. Approximately 22% of BCC’s portfolio has been generated from commercial equipment leasing and financing activities. Commercial equipment consists of executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment. New business volume of BCC is funded with debt obtained in the capital markets, cash from operations, and contributions from the Company.

Total Company research and development expense amounted to $1.6 billion, $1.9 billion, and $2.0 billion in 2002, 2001, and 2000, respectively. The amount expensed in 2000 included $557 million attributable to in-process research and development.

The Company’s backlog of firm contractual orders (in billions) at December 31 follows:

	2002	2001	2000

Commercial Airplanes	$68.2	$75.9	$89.8
Military Aircraft and Missile Systems	21.1	17.6	17.1
Space and Communications	14.9	13.1	13.7

	$104.2	$106.6	$120.6

Not included in contractual backlog are purchase options and announced orders for which definitive contracts have not been executed. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 2002, 2001, and 2000, totaled $34.7 billion, $27.5 billion, and $31.3 billion.

In evaluating the Company’s contractual backlog for commercial customers, certain risk factors should be considered. Approximately 34% of the commercial aircraft backlog units are scheduled for delivery beyond 2005. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

Contracts with the U.S. Government are subject to termination for default or for convenience by the Government if deemed in its best interests. Contracts that are terminated for convenience generally provide for payments to a contractor for its costs and a proportionate share of profit for work accomplished through the date of termination. Contracts that are terminated for default generally provide that the Government pays only for the work it has accepted, can require the Company to pay the difference between the original contract price and the cost to reprocure the contract items net of the value of the work accepted from the original contractor, and can hold the Company liable for damages.

The Company is dependent on the availability of energy sources, such as electricity, at affordable prices. The Company is also highly dependent on the availability of essential materials, parts and subassemblies from its suppliers and subcontractors. The most important raw materials required for the Company’s aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. The Company is dependent upon the ability of its large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing the ability of the Company to fulfill commitments to its customers. The Company maintains an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

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

The Company is subject to business and cost classification regulations associated with its U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. Government contracts.

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 81 of the Company’s 2002 Annual Report to Shareholders and incorporated herein by reference. Approximately 1% of total sales were derived from non-U.S. operations of the Company for each of the three years in the period ended December 31, 2002. Approximately 40% of the Company’s contractual backlog at December 31, 2002, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Approximately 20% and 18% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States as of December 31, 2002 and 2001, respectively. Substantially all of these amounts are payable in U.S. dollars, and, in management’s opinion, related risks are adequately covered by allowance for losses. The Company has not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

The Company incurred employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001. The Company’s workforce level at February 27, 2003, was approximately 165,000, including approximately 1,800 in Canada and 2,500 in Australia.

Item 2.    Properties

The locations and covered areas of the Company’s principal operating properties on January 1, 2003, are indicated in the following table:

Floor Area
(Thousands of square feet)

	Company-Owned	Leased
United States
Puget Sound, Washington	37,659	2,288
Southern California	13,987	4,268
Wichita, Kansas	12,218	719
Greater St. Louis, Missouri	6,947	2,614
Pennsylvania	3,368	1
Alabama	2,220	217
Arizona	1,872	155
Greater Portland, Oregon	1,123	11
Texas	689	2,443
Oakridge, Tennessee	492
Eastern Washington	241
Southern Colorado	239	267
Greater Denver, Colorado	235	164
Greater Salt Lake City, Utah	232	63
Georgia	198	245
Glasgow, Montana	147
Oklahoma	135	177
Melbourne, Arkansas	106
Florida	91	393
Greater Tulsa, Oklahoma	29	1,501
Greater Washington, D.C.		781
Ohio		722
Greater Chicago, Illinois		280
Delaware		102
Mississippi		94
Albuquerque, New Mexico		63
Alaska		48
Hawaii		22
Maine		10
Central California		10
Australia
Victoria	771	221
New South Wales	56	510
Queensland		144
Canada
Toronto, Ontario	1,469	63
Winnipeg, Manitoba	520	96
England		33
Germany		124
China		10
United Arab Emirates		4

Most runways and taxiways used by the Company are located on airport properties owned by others and are used by the Company jointly with others. The Company’s rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes the Company certain office space, installations and equipment at Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments. Work related to a given program may be assigned to various locations, based upon periodic review of shop loads and production capability.

Because of the acquisition of the aerospace and defense units of Rockwell, Hughes Satellite, McDonnell Douglas, and numerous smaller acquisitions, the Company is in the process of re-evaluating facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be leased out or sold.

The Company’s principal properties are well maintained and in good operating condition. All existing facilities are sufficient to meet the Company’s near-term operating requirements.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2002, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government’s default termination of the A-12 contract on the grounds that the Team could not meet the revised contract schedule unilaterally imposed by the U.S. Government. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. This followed an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal. The Team appealed the decision to the Court of Appeals and is awaiting a decision. The Team also obtained a stay of the trial court’s judgment to prevent the Navy from collecting any allegedly due amounts prior to the decision by the Court of Appeals.

If, after all judicial proceedings have ended, the courts determine contrary to the Company’s belief that a termination for default was appropriate, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and if contrary to the Company’s belief the courts further hold that a money judgment should be entered against the Team, the Company would be required to pay the Government one-half of the unliquidated progress payments of $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,040 million). In that event the loss to the Company would total approximately $1,465 million in pre-tax charges. Should, however, the trial court’s decision on termination be reversed on appeal and its 1998 judgment in favor of the Team be reinstated, the Company would receive approximately $957 million, including interest.

The Company believes, supported by an opinion of outside counsel, that the trial court’s rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the Government.

The Company is a defendant in seven employment discrimination matters in which class certification is sought or has been granted. Three matters are pending in the Federal District Court for the Western District of Washington in Seattle; one case is pending in the Federal District court for the Central District of California in Los Angeles; one case is pending in the Federal District Court in St. Louis Missouri; one case is pending in the Federal District Court in Tulsa, Oklahoma; and the final case is pending in the Federal District Court in Wichita, Kansas. The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters*

Information required by this item is included on pages 84, 93-94 and the inside back cover of the Company’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

The number of holders of the Company’s common stock as of February 26, 2003, is approximately 138,000.

Item 6.    Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions except per share data)	2002	2001	2000	1999	1998

Operations

Sales and other operating revenues
Commercial Airplanes	$28,387	$35,056	$31,171	$38,475	$36,998
Military Aircraft and Missile Systems	13,990	12,451	11,924	11,866	12,488
Space and Communications	10,967	10,364	8,039	6,831	6,889
Boeing Capital Corporation (a)	994	815	545	357	331
Other (b)	544	413	486	768	783
Accounting differences/eliminations	(813)	(901)	(844)	(304)	(1,335)

Total	$54,069	$58,198	$51,321	$57,993	$56,154

General and administrative expense	2,534	2,389	2,335	2,044	1,993
Research and development expense	1,639	1,936	1,441	1,341	1,895

Other income/(expense), net	42	318	386	585	283

Net earnings before cumulative effect of accounting change	$2,319	$2,826	$2,128	$2,309	$1,120
Cumulative effect of accounting change, net of tax	(1,827)	1

Net earnings	$492	$2,827	$2,128	$2,309	$1,120
Basic earnings per share	2.90	3.46	2.48	2.52	1.16
Diluted earnings per share	2.87	3.41	2.44	2.49	1.15

Cash dividends paid	$571	$582	$504	$537	$564
Per share	0.68	0.68	0.56	0.56	0.56

Additions to plant and equipment, net	1,001	1,189	965	1,289	1,665
Depreciation of plant and equipment	1,094	1,140	1,159	1,330	1,386

Employee salaries and wages	11,424	11,703	11,615	11,019	12,074
Year-end workforce	166,000	188,000	198,000	197,000	231,000

Financial position at December 31

Total assets	$52,642	$48,978	$43,504	$36,952	$38,002
Working capital	(2,955)	(3,721)	(2,383)	2,112	2,836
Net plant and equipment	8,765	8,459	8,794	8,192	8,589

Cash and short-term investments	2,333	633	1,010	3,454	2,462
Total debt	14,403	12,265	8,799	6,732	6,972
Customer and commercial financing assets	12,211	10,398	6,959	6,004	5,711

Shareholders' equity	7,696	10,825	11,020	11,462	12,316
Per share	9.62	13.57	13.18	13.16	13.13
Common shares oustanding (in millions) (c)	799.7	797.9	836.3	870.8	937.9

Contractual backlog

Commercial Airplanes	$68,159	$75,850	$89,780	$72,972	$86,057
Military Aircraft and Missile Systems	21,073	17,630	17,113	15,691	17,007
Space and Communications	14,941	13,111	13,707	10,585	9,832

Total	$104,173	$106,591	$120,600	$99,248	$112,896

Cash dividends have been paid on common stock every year since 1942.

(a)	In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). The years 1998 through 2001 are restated.
(b)	The Other segment classification was established in 2001 and the years 1998 through 2000 are restated.
(c)	Computation excludes treasury shares and the outstanding shares held by the ShareValue Trust.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information Is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; the Company’s successful execution of internal performance plans, price escalation, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense; the cyclical nature of some of the Company’s businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in the Company’s SEC filings, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the Forms 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

CRITICAL ACCOUNTING POLICIES AND STANDARDS ISSUED AND NOT YET IMPLEMENTED

Application of Critical Accounting Policies

The Company’s primary operating segments are Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and Boeing Capital Corporation (BCC), a wholly-owned subsidiary of the Company. The following is a summary of the Company’s most critical accounting policies.

Contract accounting

Contract accounting is used predominately by the Military Aircraft and Missile Systems and Space and Communications segments. The majority of the business conducted in these segments is performed under contracts for the U.S. Government and foreign governments that extend over a number of years.

The process to estimate the total contract cost-revenue relationship results in the development of gross margin and cost of sales percentages. These percentages are utilized in the recognition of earnings and are significant factors in contract accounting. The amount reported as cost of sales is determined by applying the estimated cost of sales percentages to the amount of revenue recognized for each contract.

Total contract revenue estimates are based on the negotiated contract price modified by assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and contract terms that provide for the adjustment of prices in the event of variations from projected inflationary trends.

Total contract cost estimates are based in a large part on historical performance trends, business base and other economic projections, and information provided by suppliers. Factors that influence these estimates include technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, anticipated labor agreements, and inflationary trends.

Revenues under contracts with fixed prices are generally recognized as deliveries are made. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, revenues are recorded based on the attainment of performance milestones. Revenues under contracts with terms that reimburse for costs incurred plus an agreed upon profit are recorded as costs are incurred. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

The development of gross margin and cost of sales percentages involves procedures and personnel in all areas of the Company that provide financial or production information on the status of contracts. This contract management process produces the Company’s best estimate of contract cost and contract revenue. Estimates of each significant contract’s cost and revenue are reviewed and reassessed quarterly. Changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which changes are made.

The experience over the past two years has resulted in a range of plus or minus 0.5% for the combined gross margin of all contracts in the Military Aircraft and Missile Systems and the Space and Communications segments. If combined gross margin for all contracts in the Military Aircraft and Missile Systems and the Space and Communications segments for all of 2002 had been estimated to be higher or lower by 0.5% it would have increased or decreased income for the year by approximately $125 million.

Program accounting

The Company uses program accounting for its 7-series commercial airplane programs. Program accounting is a method of accounting for the costs of certain products manufactured for delivery under production type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs (including overhead), program tooling costs and warranty costs are accumulated and charged to revenue by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of revenue to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) their expected selling prices, production costs, program tooling, and warranty costs for the total program.

The reliance on estimates in the use of program accounting requires the demonstrated ability to reliably estimate the cost-revenue relationship for the defined program accounting quantity. The factors that must be estimated include selling price, labor and employee benefit costs, material costs, procured parts and major component costs, and overhead costs. To meet this requirement the Company employs a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimate are recognized on a prospective basis.

Underlying all estimates used for program accounting is the assumed market and the corresponding production rates. The program accounting quantity is established based upon the assumed market. The total program revenue is determined by estimating the model mix and sales price for all unsold units within the accounting quantity added together with the revenue for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates. Cost estimates are based in a large part on historical performance trends, business base and other economic projections, and information provided by suppliers. Factors that influence these estimates include production rates, internal and subcontractor performance trends, asset utilization, anticipated labor agreements, and inflationary trends.

The Company recognizes revenue for commercial airplanes when a unit is completed and accepted by the customer. The revenue recognized is the price negotiated with the customer including special features adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of revenue recognized for the quarter. Because of the higher unit production costs experienced at the beginning of a new airplane program (known as the learning curve effect), the actual costs incurred for production of the early units in the program will exceed the amount reported as cost of sales for those units. This difference known as deferred production costs is included in inventory along with unamortized tooling costs.

The experience of the last two years, with all programs being relatively mature, has been that estimate changes due to model mix, escalation, cost performance, and accounting quantity increases have resulted in a range of plus or minus 0.5% for the combined gross margin of all commercial airplane programs. If combined gross margin for all commercial airplane programs for all of 2002 had been estimated to be higher or lower by 0.5% it would have increased or decreased income for the year by approximately $122 million.

Aircraft valuation

Used aircraft under trade-in agreements
The Company enters into certain trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from the Company. In the event the Company accepts an aircraft under a trade-in agreement, the aircraft purchased by the Company serves as collateral to offset amounts paid by the Company to the customer.

Obligations recorded from trade-in aircraft agreements are measured as the difference between gross amounts payable to customers and the estimated fair value of the collateral. The fair value of collateral is determined using a process based on the net present value of expected future cash flows from the trade-in aircraft, assuming the most likely market placement of the aircraft. The first step in this process uses the Company’s assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets to which the Company continually pursues opportunities to place used aircraft. These markets include, but are not limited to, (1) the resale market, which could potentially include the cost of long-term storage, (2) the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements, or (3) the scrap market. Collateral valuation varies significantly depending on which market the Company determines is most likely for each aircraft. On a quarterly basis, the Company updates its valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly collateral valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Based on the best market information available at the time, the Company deemed it probable that it would be obligated to perform on trade-in agreements with gross amounts payable to customers totaling $1,370 million and $1,340 million as of December 31, 2002 and 2001, respectively. Accounts payable and other liabilities included $156 million and $189 million as of December 31, 2002 and 2001, respectively, which represents the trade-in aircraft exposure related to these trade-in agreements.

Using a measurement date of December 31, 2002, had the estimate of collateral value used to calculate its obligation related to trade-in agreements been 10% higher or lower than the Company’s actual assessment, accounts payable and other liabilities would have decreased or increased by approximately $121 million. The Company continually updates its assessment of the likelihood of its trade-in aircraft purchase obligations and continues to monitor all these obligations for adverse developments.

Asset valuation for equipment under operating lease, held for re-lease and collateral on receivables
The fair value of owned assets (equipment under operating leases and assets held for re-lease) and collateral on receivables is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

The Company uses the average published value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, the Company applies judgment based on the attributes of the specific aircraft to determine fair value, usually when the features or utilization of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases and held for re-lease
The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow. These assumptions include lease rates, lease term(s), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. The Company uses historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of carrying value over fair value. The Company estimates that had the fair value of such assets deemed impaired during 2002 been 10% higher or lower at the time each specific impairment had been taken, the impairment expense would have decreased or increased by approximately $6 million. The Company is unable to predict the magnitude of any future impairments.

Allowance for losses on receivables
The allowance for losses on receivables (valuation allowance) is a valuation account used to provide for potential impairment of receivables on the balance sheet. The balance is an accounting estimate of probable but unconfirmed losses in the receivable portfolio. The valuation allowance relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment, and (b) pools of receivables that are evaluated for impairment.

A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The Company reviews the adequacy of the general valuation allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or the Company’s best estimates.

For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are published by Standard & Poor’s reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general valuation allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The valuation allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions, and prior loss experience.

The resulting range of the credit-adjusted collateral exposure as of December 31, 2002, was approximately $280 million to $355 million. The Company adjusted the valuation allowance to $342 million at December 31, 2002.

Goodwill impairment

The Company accounts for its goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement requires an impairment-only approach to accounting for goodwill. Because the composition of the Company has changed significantly due to various acquisitions, goodwill constitutes a significant portion of the Company’s long-term assets. As a result of the adoption of SFAS No. 142, the Company recorded a pre-tax goodwill impairment charge of $2,410 million during the first quarter of 2002.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected April 1 as its annual testing date.

The Company estimates the fair values of the related operations using discounted cash flows. The forecasts of future cash flows are based on the Company’s best estimate of future revenues and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions, and are subject to review and approval by senior management and the Board of Directors. Changes in these forecasts could cause a particular operating group to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded.

The cash flow forecasts are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price will also affect the amount of impairment recorded. At the date of the previous impairment, a 10% increase in the value of Boeing common stock would have reduced the impairment charge recorded in the first quarter of 2002 by approximately $190 million. A 10% decrease in the value of Boeing common stock would have increased the impairment charge by approximately $160 million.

Postretirement plans

The Company sponsors various pension plans covering substantially all employees. The Company also provides postretirement benefit plans other than pensions, consisting principally of health care coverage, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the Company’s pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period.

The Company uses a discount rate that is based on a point-in-time estimate as of the September 30 measurement date. This rate is determined based on a review of long-term, high quality corporate bonds as of the measurement date and use of models that match projected benefit payments of the Company’s major United States pension and other postretirement plans to coupons and maturities from high quality bonds. A 25 basis point increase in the discount rate would decrease the 2002 pension and other postretirement liabilities by approximately $1,000 million (3%) and $230 million (3%), respectively, and decrease the 2002 net periodic pension and other postretirement expense by approximately $16 million and $11 million, respectively. A 25 basis point decrease in the discount rate would increase the 2002 pension and other postretirement liabilities by approximately $1,250 million (3.5%) and $250 million (3.5%), respectively, and increase the 2002 net periodic pension and other postretirement expense by approximately $18 million and $13 million, respectively.

Net periodic pension costs include an underlying expected long-term rate of asset return. In developing this assumption, the Company looks at a number of factors: a review of asset class return by several of the Company’s trust fund investment advisors, long-term inflation assumptions, and long-term historical returns for the Company’s plans. The expected long-term rate of asset return is based on a diversified portfolio including domestic and international equities, fixed income, real estate, private equities and uncorrelated assets. Pension income or expense is especially sensitive to changes in the long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2002 pension income by approximately $95 million.

The 2002 postretirement benefit obligation for non-pension plans reflects a significant increase in medical trend. Recent losses due to higher-than-expected increases in medical claims costs have created an unrecognized loss in 2002. The Company increased its short-term medical trend for 2003 to reflect the revised expectations of continued cost increases in the next few years.

Standards Issued and Not Yet Implemented

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The Company expects FIN 45 to have the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements. See Off-Balance Sheet Arrangements discussion.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests. See Off-Balance Sheet Arrangements discussion.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Consolidated Results of Operations

(Dollars in millions)	2002	2001	2000

Revenues	$54,069	$58,198	$51,321
Operating Earnings	$3,868	$3,896	$3,058
Operating Margins	7.2%	6.7%	6.0%
Net Earnings	$492	$2,827	$2,128
Research and Development*	$1,639	$1,936	$1,998
Effective Income Tax Rate	27.1%	20.7%	29.0%
Contractual Backlog	$104,173	$106,591	$120,600

*Includes In-Process Research & Development in 2000

Revenues

Revenues for 2002 were $54.1 billion compared with $58.2 billion in 2001 and $51.3 billion in 2000. The lower revenues in 2002 principally reflect decreased deliveries in the Commercial Airplanes segment. Fewer commercial airplane deliveries in 2002 were offset by growth of $1.5 billion in the Military Aircraft and Missile Systems segment revenues. The higher revenues in 2001 compared to 2000 principally reflect increased deliveries in the Commercial Airplanes segment, but also reflect an increase in Space and Communications segment revenues.

Based on current schedules and plans, the Company projects total 2003 revenues to be approximately $49 billion.

Operating Earnings

Operating earnings for 2002 were $3,868 million compared with $3,896 million in 2001 and $3,058 million in 2000. 2001 operating earnings were significantly impacted by $935 million of pre-tax special charges related to the events of September 11, 2001. See Note 3. Excluding the September 11, 2001, special charges, operating earnings in 2002 would have been $963 million lower than 2001 operating earnings. This decrease in operating earnings reflected lower commercial airplane deliveries offset by production efficiencies in the Commercial Airplanes segment and higher deliveries of Military Aircraft and Missile Systems segment products. Space and Communications segment operating earnings also decreased as commercial satellite losses offset growth and performance on other programs. In addition, $426 million of asset impairment charges and additional valuation reserves related to customer and commercial financing assets were recorded by BCC and the Other segment during 2002.

Operating earnings of $3,896 million for 2001 were $838 million higher than 2000 operating earnings of $3,058 million. Excluding the September 11, 2001, pre-tax special charges of $935 million, operating earnings in 2001 would have been $1,773 million higher than 2000 operating earnings. The increase in operating earnings during 2001 was primarily related to higher commercial airplane deliveries and an increase in Space and Communications segment operating earnings.

As indicated in Note 16, the Company has generated significant net periodic benefit income related to pensions: $404 million in 2002, $920 million in 2001, and $428 million in 2000. Not all net periodic pension benefit income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. Accordingly, the operating earnings for 2002, 2001 and 2000, included $537 million, $785 million and $403 million, respectively, of pension income.

Due to the significant investment losses incurred in recent years, the expected future market-related value of assets is expected to decrease significantly in the near future. This decrease, when combined with the decrease of 25 basis points in the expected long-term asset return is expected to reduce pension income reflected in operating earnings from $537 million in 2002 to approximately $75 million in 2003. In 2004, the pension impact to earnings will depend on market conditions, but based upon current assumptions, the Company expects to recognize a non-cash pension expense estimated to range from $200 million to $300 million.

Net Earnings

Net earnings of $492 million for 2002 were $2,335 million lower than 2001 earnings of $2,827 million. The decrease in net earnings principally reflected a $1,827 million charge recorded in 2002 upon the adoption of SFAS No. 142, decreased commercial airplane deliveries, increased customer financing charges and higher commercial satellite production costs. Other income decreased $276 million in 2002, to $42 million in 2002 from $318 million in 2001. Other income in 2001 included $210 million of interest income associated with federal income tax audit settlements; 2002 did not include similar interest income. Also contributing to lower other income in 2002 was $46 million of losses on long-held equity investments. Interest and debt expense increased $80 million in 2002, to $730 million in 2002 from $650 million in 2001. The increased interest expense resulted from increased debt, primarily associated with the increased customer and commercial financing activities of BCC. Interest expense is expected to increase concurrent with increasing future financing activity.

Net earnings of $2,827 million for 2001 were $699 million higher than 2000 net earnings of $2,128 million. The increase in net earnings principally reflected increased operating earnings associated with the increase in revenue for 2001. Net earnings in 2001 were significantly reduced by $935 million of pre-tax special charges ($633 million after tax) related to the events of September 11, 2001. The increase in net earnings for 2001 over 2000 also reflected the in-process research and development expense of $557 million ($348 million after tax) that was recognized in 2000, of which $500 million was associated with the acquisition of the Hughes space and communications businesses, which were renamed Boeing Satellite Systems. Other income decreased $68 million in 2001, to $318 million in 2001 from $386 million in 2000. The decrease in other income in 2001 principally reflected lower interest income from cash, but was partially offset by higher interest income associated with federal income tax audit settlements ($210 million in 2001, compared with $73 million in 2000). Other income in 2000 also included a $42 million gain on sale of a long-held equity investment. Interest and debt expense increased $205 million in 2001, to $650 million in 2001 from $445 million in 2000. The increased interest expense resulted from increased debt, primarily associated with the increased customer and commercial financing activities of BCC.

Research and Development

Research and development expenditures involve design, development and related test activities for defense systems, new and derivative commercial jet aircraft, advance space, other company-sponsored product development, and basic research and development. These expenditures are either charged directly against earnings or are included in amounts allocable as reimbursable overhead costs on U.S. Government contracts. Research and development highlights for each of the major business segments are discussed in Segment Results of Operations and Financial Condition. In addition, Boeing Technology, the advanced research and development organization of the Company, focuses on improving its competitive position by investing in certain technologies and processes that apply to multiple business units. Technology investments currently being pursued within Boeing Technology include network centric operations, affordable structures and manufacturing technology, lean and efficient design processes and tools, lean support and service initiatives, advanced platform systems and safe and clean products.

Total research and development expense in 2002 was $1,639 million, compared with $1,936 million in 2001 and $1,998 million in 2000. Excluding the $557 million of in-process research and development expense in 2000, research and development expense increased $495 million in 2001, principally reflecting increases in the Commercial Airplanes segment and the Other segment, which includes activities relating to Connexion by BoeingSM.

Income Taxes

The effective income tax rate for 2002 was 27.1% compared with 20.7% in 2001 and 29.0% in 2000. The 2002 effective income tax rate of 27.1% varies from the federal statutory tax rate of 35%, principally due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits of $195 million. This rate also reflects tax credits, state income taxes and favorable resolution of certain audit issues.

The effective income tax rates of 20.7% for 2001 and 29.0% for 2000 also vary from the federal statutory tax rate principally due to FSC benefits of $222 million in 2001 and $291 million in 2000. The 2001 income tax rate also reflects a one-time benefit of $343 million reflecting a settlement with the Internal Revenue Service (IRS) relating to research credit claims on McDonnell Douglas Corporation fixed price government contracts applicable to the 1986-1992 federal income tax returns.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. However, the Company cannot predict the likelihood of a favorable outcome. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company’s Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. The Company prevailed with the District Court, but lost an appeals decision with the Ninth Circuit Court of Appeals. The Company appealed to the Supreme Court and is awaiting their decision, which is expected in the first half of 2003. The Company’s financial statements will not be negatively impacted as a result of the suit’s outcome.

Beginning in 1999 and continuing through 2002 the European Union (EU) has issued a series of objections with the World Trade Organization (WTO) to both U.S. FSC and ETI provisions. The WTO has agreed with the EU and ruled that the FSC and ETI provisions constitute prohibited export subsidies. In response the WTO has authorized the EU to impose retaliatory tariffs. A list of products upon which the retaliatory tariff would be imposed is not yet final, but at this point no Boeing products have been included on the list. President Bush has stated that the U.S. will bring its tax laws into compliance with the WTO ruling that the Extraterritorial Income regime constitutes a prohibited export subsidy. Both the House Ways and Means Committee and the Senate Finance Committee are continuing to assess alternatives for a replacement of the ETI legislation. It is not possible to predict what impact this issue will have on future earnings pending final resolution of these matters. If ETI is repealed and replacement legislation is not enacted, the loss of benefit to the Company could be substantial.

Income taxes have been settled with the IRS for all years through 1978, and IRS examinations have been completed through 1991. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The IRS examination for McDonnell Douglas Corporation for the years 1993 through 1995 has been settled and the Company received a refund of $102 million in 2002. The Company believes adequate provision for all outstanding issues has been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. Total contractual backlog balances were $104.2 billion at December 31, 2002, $106.6 billion at December 31, 2001, and $120.6 billion at December 31, 2000. The decreases in contractual backlog from 2001 to 2002 and 2000 to 2001 were related to decreases in contractual backlog for Commercial Airplanes offset by increases in contractual backlog for both Space and Communications and Military Aircraft and Missile Systems.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been appropriated. Unobligated backlog totaled $34.7 billion, $27.5 billion and $31.3 billion at December 31, 2002, 2001 and 2000, respectively. The increase in unobligated backlog from 2001 to 2002 is primarily related to Military Aircraft and Missile Systems, partially offset by Space and Communications. Overall, unobligated backlog decreased from 2000 to 2001 due to a decrease in unobligated backlog for Military Aircraft and Missile Systems, which was partially offset by an increase in unobligated backlog for Space and Communications.

Liquidity and Capital Resources

The primary factors that affect the Company’s investment requirements and liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; cyclical factors, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments; the Company’s stock repurchase plan; and potential acquisitions.

Cash flow summary

The Company has generated strong cash flow from operating activities with $4.4 billion provided in 2002, $3.9 billion in 2001 and $6.2 billion in 2000. Earnings, adjusted for non-cash items, continue to be the primary source of operating cash flow with over $4 billion provided in each of the last three years.

(Dollars in millions)
Year Ended December 31,	2002	2001	2000

Net earnings	$492	$2,827	$2,128
Non-cash items	3,772	1,786	1,977
Changes in working capital	111	(719)	2,121

Net cash provided by operating activities	4,375	3,894	6,226
Net cash used by investing activities	(3,421)	(4,789)	(7,911)
Net cash provided (used) by financing activities	746	518	(659)

Net increase (decrease) in cash and cash equivalents	1,700	(377)	(2,344)
Cash and cash equivalents at beginning of year	633	1,010	3,354

Cash and cash equivalents at end of year	$2,333	$633	$1,010

Non-cash items

Non-cash items in earnings primarily include depreciation, amortization, share-based plans expense, impairments, valuation provisions and the cumulative effect of accounting change relating to the adoption of SFAS No. 142. Non-cash items and corresponding amounts are listed in the Company’s Consolidated Statements of Cash Flows.

Working capital

Working capital from operations excluding cash contributions for pensions generated approximately $0.5 billion of net cash in 2002. Due to the decline in the airline industry, lower inventory balances and production rates resulted in a $1.5 billion increase in cash flow. The amount of customer advance payments received in excess of costs was $0.9 billion less in 2002 than the previous year due primarily to lower advance payments received. There was also a substantial reduction in vendor payables. The reduction in tax payments in 2002 resulted principally from lower earnings and a $0.1 billion tax refund from settlements of several tax audits.

The working capital trend as reflected in the Five-Year Summary indicates that the Company has been able to use lower amounts of working capital to support the volume of business transacted and is using capital more efficiently. This trend does not reflect a change in the Company’s ability to meet obligations.

Pensions

2002 operating cash flow included $0.3 billion of cash funding to the pension plans. On April 15, 2002, the Company voluntarily funded three of its defined benefit plans to ensure that each of its plans would have assets that were at least approximately equal to (and in most cases greater than) the liability for vested benefits as measured by the Pension Benefit Guaranty Corporation. The Company does not expect significant pension funding requirements in 2003, although it may make additional discretionary contributions.

The Company measures its pension plan using a September 30 year-end for financial accounting purposes. The significant declines experienced in the financial markets have unfavorably impacted asset performance. As a result, the Company has reduced its expected long-term rate of asset return by 25 basis points to 9.0% beginning in 2003. The expected long-term rate of asset return is based on target asset allocations of 60% equity with a return of 10.0%, 30% fixed income with a return of 6.8%, and 10% other (including real estate) with a return of 9.2%. Current allocations are within 1 to 3% of each of the long-term targets. The decline in asset performance coupled with historically low interest rates (a key factor when estimating plan liabilities), caused the Company to recognize a significant non-cash charge to equity in the fourth quarter of 2002. This charge, which amounted to a $5.7 billion increase to the accrued pension plan liability and a $3.6 billion after tax decrease to the accumulated other comprehensive income account within shareholders’ equity, did not impact earnings or cash flow, and could reverse in future periods should either interest rates increase or market performance and plan returns improve. The Company uses a discount rate that is based on a point-in-time estimate as of the September 30 measurement date. Although future changes to the discount rate are unknown, had the discount rate increased or decreased 100 basis points, the pension and postretirement liability would have decreased $3.6 billion or increased $4.4 billion, respectively.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. As of December 31, 2002, the Company had outstanding irrevocable commitments of approximately $3.2 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 20 and 21. Outstanding loans and commitments are primarily secured by the underlying aircraft.

Additional investments of $0.4 billion were made by BCC in Enhanced Equipment Trust Certificates (EETCs) offered by various airlines in 2002. EETCs are widely used in the airline industry as a method of financing aircraft. BCC provides financing for airlines and has begun investing in these types of instruments as an investor. See BCC Segment Results of Operations and Financial Condition.

Financing activities

Debt maturities during this three-year period included $1.3 billion in 2002, $0.5 billion in 2001, and $0.5 billion in 2000. Additionally, BCC issued $2.8 billion of debt in 2002, $3.9 billion in 2001 and $2.0 billion in 2000. The significant BCC debt issuance in 2000 and 2001 was performed in conjunction with the transfer of a significant portion of the Company’s customer financing assets to BCC as well as growth in the customer financing portfolio. In 2002, BCC debt issuance was generally used for growth in the customer financing portfolio. The Company has a share repurchase program, but there were no share repurchases in 2002. See Note 18.

Disclosures about contractual obligations and commitments

The following table summarizes the Company’s known obligations to make future payments or other consideration pursuant to certain contracts as of December 31, 2002, as well as an estimate of the timing in which these obligations are expected to be satisfied.

Contractual obligations
(Dollars in millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$13,704	$1,377	$2,808	$2,843	$6,676
Capital lease obligations	699	437	120	116	26
Operating leases	1,915	349	497	373	696
Other long-term liabilities	12,247	291	2,743	2,762	6,451

Total contractual obligations	$28,565	$2,454	$6,168	$6,094	$13,849

Other long-term liabilities in the table above include accrued retiree health care, accrued pension plan liability and deferred lease income.

Inventory procurement contacts
The Company has entered into certain significant inventory procurement contracts that  specify determinable prices and quantities, and long-term delivery timeframes. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet the Company’s production schedules. The need for such arrangements with suppliers and vendors arises due to the extended production planning horizon for many of its products, including commercial aircraft, military aircraft and other products where the delivery to the customer is over an extended period of time. A significant portion of these inventory commitments are either supported by a firm contract from a customer or have historically resulted in settlement through either termination payments or contract adjustments, when necessary, should the customer base not materialize to support delivery from the supplier. Although there are no plans to do so, if any of the Company’s programs were to be terminated, the Company would be exposed to potentially material termination costs.

Industrial participation agreements
The Company has entered into various industrial participation agreements with customers in foreign countries to effect economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from the Company. These commitments may be satisfied by the Company’s placement of direct work, placement of vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology, or other forms of assistance to the foreign country. The Company does not commit to industrial participation obligations unless a contract for sale of the Company’s products or services is signed. To be eligible for such a commitment from the Company, the foreign country or customer must have sufficient capability and capacity and must be competitive in cost, quality and schedule. In certain cases, if a contract is placed with a foreign supplier to satisfy an industrial participation obligation, failure of that supplier to comply with any or all of these terms and conditions relieves the Company of its obligations pursuant to that portion of its industrial participation commitment. In certain cases, penalties could be imposed if the Company does not meet its industrial participation obligations. During 2002, no penalties were incurred by the Company. As of December 31, 2002, the Company has outstanding industrial participation obligations totaling approximately $8.2 billion that extend through 2013.

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

The events of September 11, 2001, negatively impacted the liquidity and capital resources of the Company. Subsequent to September 11, 2001, the Company established a commercial paper program providing additional short-term liquidity. Commercial paper remains a significant liquidity source.

The Company has debt obligations of $14.4 billion, which are unsecured. Approximately $1.8 billion will mature in 2003, and the balance has an average maturity of 12.4 years. Excluding BCC debt of $9.5 billion and non-recourse debt of $0.6 billion, total debt is at 42% of total shareholders’ equity plus debt. The consolidated debt, including BCC, is at 65% of total shareholders’ equity plus debt. As previously noted, the Company has recognized a significant non-cash charge to equity of $3.6 billion, net of tax. Excluding this item and BCC debt, the consolidated debt was 31% of shareholders’ equity plus debt.

The Company has additional substantial borrowing capability. Currently, the Company has $4.3 billion that remains available from shelf registrations filed with the Securities and Exchange Commission (SEC) and $4.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 15. The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

Due to the continuing downturn in the commercial aviation market and the recent airline announcements in the United States that confirm the delayed recovery of airline traffic and profitability, several customers have rescheduled aircraft delivery dates. The rescheduling of delivery dates will reduce aircraft advance payments in the near term. The reduction in advance payments will be offset by reduced inventory spending, resulting in an immaterial impact on the Company’s liquidity.

Off-Balance Sheet Arrangements

The Company is a party to certain off-balance sheet arrangements, as defined by the SEC, including certain guarantees and variable interests in unconsolidated entities.

Guarantees

The following tables provide quantitative data regarding the Company’s third-party guarantees. The maximum potential payment amounts represent “worst-case scenarios,” and do not necessarily reflect results expected by the Company. Estimated proceeds from collateral and recourse represent the anticipated values of assets the Company could liquidate or receive from other parties to offset its payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects the Company’s best estimate of future payments it may be required to make as part of fulfilling its guarantee obligations. Portions of certain liabilities were established in prior periods as part of the Company’s special charges due to the events of September 11, 2001.

As of December 31, 2002,	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amounts of Liabilities*	Portion of Liabilities Related to the Events of Septemer 11, 2001

Asset-related guarantees	$790	$629	$17	$7
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1

*Amounts included in accounts payable and other liabilities

The Company has issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft. No aircraft have been delivered with these types of guarantees in several years. Recent declines in asset values of commercial aircraft increase the risk of future payment by the Company under these guarantees. During the year ended December 31, 2002, the Company recorded a reduction to expense of $3 million and made net cash payments totaling $138 million related to its asset-related guarantees.

The Company has issued credit guarantees to creditors of the Sea Launch venture, of which the Company is a 40% owner, to assist the venture in obtaining financing. In the event the Company is required to perform on these guarantees, it has the right to recover a portion of the loss from another venture partner, and has collateral rights to certain assets of the venture. In addition, the Company has issued credit guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. The Company’s commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Recent financial weakness in certain airlines further exposes the Company to loss under its credit guarantees. During the year ended December 31, 2002, the Company recorded no expenses and made net cash payments totaling $9 million related to its credit guarantees.

As a liquidity provider for equipment trust certificate (ETC) pass-through arrangements, the Company has certain obligations to investors in the trusts, which requires funding to the trust to cover interest due to such investors resulting from an event of default by United Airlines. In the event of funding, the Company receives a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, the Company advanced $101 million to the trust perfecting its collateral position and terminating its liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to the Company.

Also relating to an ETC investment, the Company has potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below a certain level. These obligations would cease if United Airlines were to default on its interest payments to the trust. There were no significant payments made by the Company during 2002.

The Company has outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, the Company would be required to make payments in the event a third-party fails to perform specified services.

Material variable interests in unconsolidated entities

The Company is currently assessing the application of FIN 46 as it relates to its variable interests. While the Company is currently not required to consolidate the full amount of the ETCs, EETCs or the Sea Launch venture in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company’s investment in ETCs and EETCs aggregated $455 million at December 31, 2002. During the year ended December 31, 2002, the Company recorded revenues of $25 million, cash inflows of $41 million, and impairment expense of $79 million relating to these investments. As of December 31, 2002, the VIE (ETCs and EETCs) in which the Company has invested have total assets of approximately $4.2 billion and total debt (which is non-recourse to the Company) of approximately $3.7 billion. The total assets and total liabilities of the Sea Launch venture each represent less than 4% of the Company’s consolidated total assets and total liabilities as of December 31, 2002. The Company made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2002.

Disclosures about commercial commitments

The following table summarizes the Company’s commercial commitments outstanding as of December 31, 2002, as well as an estimate of the timing in which these commitments are expected to expire.

Commercial commitments
(Dollars in millions)	Total Amounts Committed/ Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit and surety bonds	$1,663	$1,079	$221	$70	$293
Guarantees:
Asset-related guarantees	790	63		60	667
Credit guarantees	780	4	40	614	122
Equipment trust certificates	182				182
Performance guarantees	57	12	33		12
Trade-in commitments	1,993	617	1,054	220	102
Other commercial commitments	3,329	1,569	1,715		45

Total commercial commitments	$8,794	$3,344	$3,063	$964	$1,423

Related to the issuance of certain standby letters of credit and surety bonds included in the above table, the Company received $608 million of advance payments from customers.

The Company enters into certain trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from the Company. In the event the Company accepts an aircraft under a trade-in agreement, the aircraft purchased by the Company serves as collateral to offset amounts paid by the Company to the customer. As of December 31, 2002, accounts payable and other liabilities included $156 million related to trade-in commitments, of which $93 million was related to the events of September 11, 2001. The total contractual trade-in value of all aircraft that customers had the right to sell to the Company was $1,993 million as of December 31, 2002, and the Company estimated the fair value of those aircraft was $1,837 million. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. Generally, as commercial aircraft values decline, the probability of the Company’s performance on trade-in commitments increases. There have been recent declines in value for certain aircraft models, including those for which the Company has trade-in agreements. Updates on the likelihood that trade-in commitments will be exercised using both quantitative information from valuation sources and qualitative information from other sources are continually assessed. The Company continues to monitor all trade-in commitments for adverse developments.

Other commercial commitments include irrevocable financing commitments related to aircraft on order and commercial equipment financing. These are previously discussed and also disclosed in Note 20 to the consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Commercial Airplanes

(Dollars in millions)	2002	2001	2000

Revenues	$28,387	$35,056	$31,171
% Of Total Company Revenues	53%	60%	61%
Unit Cost Method
Operating Earnings	$2,847	$2,632	$2,736
Operating Margins	10.0%	7.5%	8.8%
Program Accounting Method
Operating Earnings	$2,017	$1,911	$2,099
Operating Margins	7.1%	5.5%	6.7%
Research and Development	$768	$858	$574
Contractual Backlog	$68,159	$75,850	$89,780

Revenues

Commercial Airplanes segment revenues were $28.4 billion in 2002 compared with $35.1 billion in 2001 and $31.2 billion for 2000. Commercial Airplanes revenue is derived primarily from jet aircraft deliveries. The decline in revenue in 2002 compared to 2001 was due primarily to the decline in the commercial aviation market and resulting jet aircraft deliveries and revenue. 2001 revenue was higher than in 2000 due primarily to the increase in commercial jet aircraft deliveries.

Commercial jet aircraft deliveries were 381 in 2002 compared with 527 in 2001 and 489 in 2000 summarized as follows:

Model	2002		2001		2000

717	20		49	(10)	32	(23)
737 Classic	-		-		2
737 Next-Generation	223	(2)	299	(5)	279
747	27	(1)	31	(1)	25
757	29		45		45
767	35	(1)	40		44
777	47		61		55
MD-11	-		2		4
MD-90	-		-		3

Total	381		527		489

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table above. Deliveries in 2002 included intercompany deliveries of four 737 Next-Generation aircraft, consisting of three C-40 aircraft and one Project Wedgetail Airborne Early Warning and Control (AEW&C) System aircraft. Deliveries in 2001 included intercompany deliveries of two 737 Next-Generation aircraft, and in 2000 included intercompany deliveries of four 737 Next-Generation aircraft and one 747 aircraft. Final deliveries of the MD-11 aircraft program occurred in 2001. Final deliveries of the 737 Classic and MD-90 aircraft programs occurred in 2000.

The cumulative number of commercial aircraft deliveries as of December 31 were as follows:

Model	2002	2001	2000

717	113	93	44
737 Next-Generation	1,247	1,024	725
747	1,319	1,292	1,261
757	1,022	993	948
767	892	857	817
777	424	377	316

The undelivered units under firm order* as of December 31 were as follows:

Model	2002	2001	2000

717	26	30	107
737 Next-Generation	765	857	997
747	52	59	77
757	28	55	94
767	39	77	82
777	173	198	241

*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include receiving Board of Directors’ approval, shareholder approval, government approval and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Total commercial jet aircraft deliveries for 2003 are currently projected to approximate 280 aircraft. For 2004, commercial aircraft deliveries are currently projected to be in the range of 275 to 300 aircraft. As of January 30, 2003, the delivery forecast for 2003 is virtually sold out and approximately 80% sold for 2004 at the lower end of the range. Commercial Airplanes segment revenues for 2003 are projected to be in the range of $22 billion.

Operating Earnings

Commercial Airplanes segment calculates its operating earnings using both the unit cost and program accounting methods. For segment reporting purposes, as disclosed in Note 24, the Commercial Airplanes operating earnings as of December 31, 2002, 2001 and 2000, are provided on the unit cost basis. Beginning in first quarter 2003, Commercial Airplanes segment data will be based on the program accounting method.

Commercial Airplanes segment 2002 operating earnings, based on the unit cost of airplanes delivered, were $2,847 million, compared with $2,632 million in 2001 and $2,736 million in 2000. The related operating margins were 10.0%, 7.5% and 8.8%, respectively. 2002 and 2001 operating earnings included $(2) million and $908 million, respectively, of (recoveries)/charges associated with the September 11, 2001, terrorist attacks. Excluding these (recoveries)/charges, Commercial Airplanes segment operating earnings in 2002 and 2001 were $2,845 million and $3,540 million, resulting in operating margins of 10.0% and 10.1%, respectively. Excluding the September 11 (recoveries)/charges, 2002 operating margin was slightly lower than 2001 due to the decline in revenue offset by improved operating efficiency and reduced research and development expense. 2001 operating earnings and margin, excluding September 11 charges, increased from 2000 principally due to increased revenue and continued improvement in the production process.

Commercial Airplanes segment operating earnings, based on the program method of accounting and including intercompany transactions, as discussed in Note 24, were $2,017 million, $1,911 million and $2,099 million as of December 31, 2002, 2001 and 2000, respectively. The related operating margins were 7.1%, 5.5%, and 6.7%. Excluding the 2002 and 2001 (recoveries)/charges associated with September 11, 2001, the operating earnings for these periods were $2,015 million and $2,819 million, respectively. The comparable margins were 7.1% and 8.0%. The decline in margins from 2001 to 2002 is primarily due to the reduction in revenue offset by improved operating efficiency and reduced research and development expense. In addition, the margins have been adversely impacted compared to 2001 due to the aircraft market decline. In general, this has resulted in the lengthening of the time needed to produce the accounting quantity.

Commercial aircraft production costs include a significant amount of infrastructure costs, a portion of which do not vary with production rates. As the amount of time needed to produce the accounting quantity increases, the average cost of the accounting quantity also increases as these infrastructure costs are included in the total cost estimates, thus reducing the gross margin and related earnings provided other factors do not change.

The favorable cost performance reflected in the current year earnings and margin is recognized over current and future deliveries under the program method of accounting. For segment reporting purposes, the favorable cost performance is a cumulative adjustment to unit cost over current and prior deliveries.

The Company will continue to experience a higher than normal quantity of used airplanes through 2003 as a result of commitments entered into through purchase agreements with customers for new aircraft and services. Due to the current market for used airplanes, the Company’s used airplane inventory may increase and these purchases and commitments to purchase may result in future charges.

Accounting Quantity

A program consists of the estimated accounting quantity for each aircraft to be produced for delivery under existing and anticipated contracts. The Company has a policy that determines the appropriate accounting quantity for each commercial aircraft program. This policy takes into account several factors influenced by the demand for the particular product. The Company reviews and reassesses its program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

The current market for commercial aircraft is adversely affecting all of Commercial Airplanes commercial aircraft programs. The resulting reduction in production rates is extending the time frame for production and delivery of the accounting quantities used for program accounting. This is particularly true for the 747, 757 and 767 programs. The 757 and 767 programs have been experiencing the most difficulty acquiring new orders. Current market projections indicate that the Company will be successful in selling the unsold units within the current accounting quantity for all programs, therefore no accounting quantities have been reduced.

The estimate of total program accounting quantities and changes, if any, as of December 31 were:

	717	737 Next- Generation	747	757	767	777

2002	140	2,000	1,401	1,100	1,000	600
Additions	5	200
2001	135	1,800	1,401	1,100	1,000	600
Additions/(deletions)	(65)	150	50	50	50
2000	200	1,650	1,351	1,050	950	600

The accounting quantity for the 717 program continues to be based on firm orders as it has been since fourth quarter of 2001. The increase of five units in the 717 program accounting quantity during the second quarter of 2002 was the result of net new order activity on the program. The reduction of 65 units in the 717 program accounting quantity during the fourth quarter of 2001 was driven by a lack of firm demand for the 717 aircraft subsequent to September 11, 2001. See Note 3. This decrease in demand is demonstrated in the table below by the sharp decrease in the 717 program’s anticipated orders as a percentage of cumulative firm orders between December 31, 2001 and December 31, 2000. Program accounting quantity increases between December 31, 2002 and December 31, 2000 on other programs were the result of the normal progression of business; delivering aircraft; and obtaining additional orders.

Within the accounting quantity for all programs there are units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the future (anticipated orders). In developing total program estimates all of these conditions within the accounting quantity must be addressed. The percentage of anticipated orders included in the program accounting estimates as compared to the number of cumulative firm orders* as of December 31 were as follows:

	717	737 Next- Generation	747	757	767	777

2002
Cumulative firm orders (CFO)	139	2,012	1,371	1,050	931	597
Anticipated orders	0	n/a	29	49	67	3
Anticipated orders as a % CFO	0%	n/a	2%	5%	7%	1%
2001
Cumulative firm orders (CFO)	123	1,881	1,351	1,048	934	575
Anticipated orders	11	n/a	49	51	64	25
Anticipated orders as a % CFO	9%	n/a	4%	5%	7%	4%
2000
Cumulative firm orders (CFO)	151	1,722	1,338	1,042	899	557
Anticipated orders	48	n/a	12	7	49	43
Anticipated orders as a % CFO	32%	n/a	1%	1%	5%	8%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries as of December 31 (see table on page 26) plus undelivered units under firm order (see table on page 26). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

As of December 31, 2002, the Company had cumulatively delivered 113 717 program aircraft. The Company will record 717 deliveries on a break-even basis until such time as program reviews indicate changes to the gross margin. The Company has potentially material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of longer-term market acceptance.

The Company is anticipating an order from the U.S. Air Force for 100 767 tankers, which will have a long-term positive impact on the 767 program. This order has been incorporated into the program estimates to the extent the aircraft fall within the current accounting quantity. Based on the anticipated delivery schedule and forecasted production rates most of these aircraft fall beyond the current accounting quantity. The order from the U.S. Air Force for 100 767 tankers is anticipated to become a firm contract during 2003.

Deferred Production Costs

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 represent deferred production costs. As of December 31, 2002 and 2001, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 737 Next-Generation and 777 programs.

The unamortized tooling and deferred production costs included in inventory at December 31 are summarized in the following table:

	2002	2001

Unamortized tooling
737 Next-Generation	$239	$305
777	709	821
Deferred production costs
737 Next-Generation	57	429
777	785	863

As of December 31, 2002 and 2001, the balance of deferred production costs and unamortized tooling related to the 717, 747, 757 and 767 programs was insignificant.

Fleet Support

The Company provides the operators of all its commercial airplane models assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services include flight and maintenance training, field service support costs, engineering services and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals and technical consulting support, and continues throughout the operational life of the aircraft. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves Company personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. This level of expenditures is anticipated to continue in the upcoming years. These costs do not vary significantly with current production rates.

Research and Development

The Company continually evaluates opportunities to improve current aircraft models, and assesses the marketplace to ensure that its family of commercial jet aircraft are well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line that is responsive to changing market conditions by maximizing commonality among the Boeing family of commercial aircraft. Additionally, the Company is determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

Commercial Airplanes segment research and development expense was $768 million in 2002, $858 million in 2001 and $574 million in 2000. The decrease in 2002 from 2001 was due primarily to reduced spending on the development of the 777-300ER and 747-400ER. The increase in 2001 over 2000 was due primarily to increased spending on the development of the 777-300ER, 777-200LR, 747-400ER and a sonic cruiser airplane.

The initial delivery of the 747-400ER and the rollout of the first 777-300ER occurred in the fourth quarter of 2002. The initial delivery of the 777-300ER is expected to occur in 2004. The initial delivery of the 737-900, the largest member of the 737 Next-Generation family occurred in the second quarter of 2001. The initial delivery of the 767-400ER, a stretched version of 767-300ER, occurred in the third quarter of 2000.

In the fourth quarter of 2002, the Company announced it will focus its product development efforts on the development of an efficient 200- to 250-seat airplane that will fly 7,000 to 8,000 nautical miles with 15 to 20 percent lower fuel usage at the top end of today’s commercial jet speeds. The market potential for a new airplane of this size is forecasted at up to 3,000 units over the next 20 years. The Company expects to formally offer the new airplane to customers in early 2004, with entry into service targeted for 2008.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Backlog

Commercial Airplanes segment contractual firm backlog balances were $68.2 billion at December 31, 2002, $75.9 billion at December 31, 2001, and $89.8 billion at December 31, 2000. Contractual firm backlog for Commercial Airplanes segment excludes customers deemed by management to be high risk or in bankruptcy as of the reporting date. The contractual backlog decline reflects the impact that the economic downturn has had on the airline industry. The decline in backlog of $7.7 billion from December 31, 2001 to December 31, 2002, and $13.9 billion from December 31, 2000 and December 31, 2001, represents higher delivery volume on all airplane programs relative to new orders.

December 31, 2002, backlog does not include the anticipated order of 100 U.S. Air Force 767 tankers. This order is anticipated to become a firm contract during 2003.

Business Environment and Trends

Overview

The worldwide market for commercial jet airplanes continues to be predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for the Company’s commercial airplanes is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon airplane operations, technological changes, and price and other competitive factors.

Airline industry environment

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2002. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001. Air travel in most areas of the world has not recovered to the volume carried by the airlines in 2000, which is affecting profitability for many airlines. U.S. full service airlines have suffered the greatest losses. Holiday traffic in 2002 for the U.S. airlines showed an improvement and most carriers indicated better financial performance. However, this improvement was for only a short period of time and the major U.S. full service airlines reported significant losses for 2002. In contrast, low fare airlines in the U.S. and in Europe are reporting positive financial results and are growing. European network airlines are expected to show better results than their U.S. counterparts for the fiscal period ending in March of 2003. Traffic between Asia and Europe has rebounded to pre-September 11 levels. This trend combined with stronger traffic within the region is offsetting the slow growth over the Pacific permitting most Asian airlines to show profits.

Our timetable for industry recovery has been delayed. We presently see 2003 to be the year of recovery for world air travel; late 2003/early 2004 to be the year of airline profitability recovery; 2004 to be the year of airplane order recovery; and 2005 to be the year of delivery recovery. The major uncertainty that is curbing economic growth and a stronger and sooner rebound in the industry is the Iraqi situation – in terms of timing, scale of military engagement, effect on oil prices, and clarity of political resolution.

The Company’s 20-year forecast of the average long-term growth rate in passenger traffic is 4.9% annually, based on projected average worldwide annual economic real growth of 2.9%. Based on global economic growth projections over the long term, and taking into consideration an increasingly competitive environment, increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, the Company projected almost a $5 trillion market for new airplanes and services over the next 20 years. This is a long-term forecast; historically, while factors such as the Gulf War and ticket charges for security have had significant impact over the span of several years, they have not dramatically affected the longer term trends in the world economy, and therefore, the Company’s market outlook.

Airline deregulation

Worldwide, the airline industry has experienced progressive deregulation of domestic markets and increasing liberalization of international markets. Twenty-five years ago virtually all air travel took place within a framework of domestic and international regulatory oversight. Since then, an increasing number of countries, most notably the United States, Australia, Japan and the countries in Western Europe, have eliminated restrictive regulations for domestic airline markets and promoted a more open-market climate for international services. These trends are expected to continue, but at varying rates in different parts of the world. At the end of the next decade, an estimated two-thirds of air travel will be in open markets. Liberalization of government regulations, together with increased airplane range capabilities, gives airlines greater freedom to pursue optimal fleet-mix strategies. This increased flexibility allows the airlines to accommodate traffic growth by selecting the best mix of flight frequencies and airplane size and capabilities for their route systems. In intercontinental markets, more liberal bilateral air service agreements provide an important stimulus to opening new city-pair markets, which favor increased flight frequency over capacity growth. In parallel with regulatory liberalization, improvements in airplane range performance will continue to allow airlines to expand the number of direct city-to-city routes, thus reducing the reliance on indirect routes through central hubs that require larger capacity airplanes.

Industry competitiveness

The Company currently faces aggressive international competitors that are seeking to increase market share. This competitive factor was demonstrated by the decision of Airbus to introduce the A380, a proposed aircraft with passenger seating greater than the 747, to increase market share at the upper end of the large airplane market. This market environment has resulted in intense pressures on pricing and other competitive factors. The Company’s focus on improving processes and other cost reduction efforts is intended to enhance its ability to pursue pricing strategies that enable the Company to maintain leadership at satisfactory margins. Additionally, the Company’s extensive customer support services network for airlines throughout the world plays a key role in maintaining high customer satisfaction. As an example, on-line access is available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals.

The commercial jet aircraft market and the airline industry remain extremely competitive. Competitive pressures and increased lower-fare travel have combined to cause a long-term downward trend in passenger revenue yields worldwide (measured in real terms). Market liberalization within Europe has enabled low-cost airlines to enter the market. These airlines increase the downward pressure on airfares, similar to the competitive environment in the United States. Airfares between Asia and the United States are among the lowest yield (airfare divided by revenue passenger miles) of any in the world. These factors result in continued price pressure on the Company’s products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

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

Over the past five years, sales outside the United States have accounted for approximately 53% of the Company’s total Commercial Airplanes’ third-party segment sales; approximately 50% of the Commercial Airplanes segment contractual backlog as of December 31, 2002, was with customers based outside the United States. Continued access to global markets remains vital to the Company’s ability to fully realize its sales potential and projected long-term investment returns.

Summary

Although near-term market uncertainties remain, particularly with respect to the recovery post September 11, the long-term market outlook appears favorable. The Company is well positioned in all segments of the commercial jet airplane market, and intends to remain the airline industry’s preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.

Military Aircraft and Missile Systems

(Dollars in millions)	2002	2001	2000

Revenues	$13,990	$12,451	$11,924
% Of Total Company Revenues	26%	21%	23%
Operating Earnings	$1,652	$1,346	$1,245
Operating Margins	11.8%	10.8%	10.4%
Research and Development	$345	$258	$257
Contractual Backlog	$21,073	$17,630	$17,113

Revenues

Military Aircraft and Missile Systems segment revenues were $14.0 billion in 2002, $12.5 billion in 2001 and $11.9 billion in 2000. Increased revenues in 2002 were primarily due to additional deliveries on the C-17 Globemaster, F/A-18E/F Super Hornet, F-15 Eagle, JDAM, AH-64 Apache programs and increased Aerospace Support volume. The Military Aircraft and Missile Systems business segment is broadly diversified, and no program other than the C-17 Globemaster program and the F/A-18E/F Super Hornet program accounted for more than 6% of total 2002 segment revenues. Revenues include amounts attributable to production programs and amounts recognized on a cost-reimbursement basis for developmental programs such as the F/A-22 Raptor, V-22 Osprey, and the RAH-66 Comanche. The increase in revenues between 2001 and 2000 is primarily due to increased aircraft deliveries in 2001, one additional C-17 Globemaster, four 737 C-40A Clippers and four CH-47 Chinook helicopters.

Deliveries of units for principal production programs, including deliveries under operating lease, which are identified by parentheses, were as follows:

Model	2002	2001		2000

C-17 Globemaster	16	14	(4)	13
F/A-18E/F Super Hornet	40	36		26
T-45TS Goshawk	14	15		16
F-15E Eagle	3	-		5
CH-47 Chinook	7	11		7
737 C-40A Clipper	3	4		-
AH-64 Apache	15	7		8

Military Aircraft and Missile Systems segment revenues for 2003 are projected to be in the $14 billion range.

Operating Earnings

Military Aircraft and Missile Systems segment operating earnings for 2002, 2001 and 2000 were $1,652 million, $1,346 million and $1,245 million, respectively. The segment operating margins for 2002, 2001 and 2000 were 11.8%, 10.8% and 10.4%, respectively. The 2002 operating results reflect strong profits on major production programs. The segment operating margins for 2002 were 11.2% after adjusting for gains of $64 million related to the divestiture of equity investments and a favorable adjustment of $24 million attributable to F-15 Eagle program charges taken in 1999. Increased earnings in 2001 from 2000 were associated with the additional delivery of one C-17 Globemaster, four 737 C-40A Clippers and four CH-47 deliveries. The segment operating earnings for 2001 include the recognition of $48 million of charges relating to asset reductions attributable to reduced work volume at the Philadelphia site, and $46 million of charges associated with the Joint Strike Fighter program and idle manufacturing assets. The 2001 operating earnings also included a favorable adjustment of $57 million attributable to F-15 Eagle program charges taken in 1999. Exclusive of these items, the segment operating margins for 2001 were 11.1%.

Research and Development

The Company is continuing to invest in business opportunities where it can use its customer knowledge, technical strength and large-scale systems integration capabilities to shape the market. Investments in Unmanned Systems continue to leverage the Company’s capabilities in architectures, system-of-systems integration and weapon systems technologies to provide transformational capabilities for the U.S. military. Investment is continuing in the 767 Tanker programs for the U.S. Air Force and international customers. Company investments in Airborne Electronic Attack and Precision Weapons and advanced Rotorcraft systems are expanding its breadth of products and capabilities enabling it to access larger portions of the combat systems markets.

Military Aircraft and Missile Systems research and development expense in 2002 was $345 million, compared with $258 million in 2001 and $257 million in 2000. Current research and development activities are focused on the international and domestic 767 Tanker program, reflected in the 2002 increased expenditures over 2001. This program represents a large opportunity to provide state of the art tanking capabilities to our potential domestic and international customers. It demonstrates the synergistic value of the diversified Boeing portfolio in providing best value solutions to our customers. Italy recently became the first customer of the 767 tanker ordering four aircraft with first aircraft delivery scheduled in 2005. The Military Aircraft and Missile Systems segment continues to pursue business opportunities where it can use its customer knowledge, technical strength and large-scale integration capabilities. The segment’s level of research and development expenditures is consistent with this approach, and reflects the recent business environment, which has presented few major new-start opportunities. Other research and development efforts include upgrade and technology insertions to enhance the capability and competitiveness of current product lines, as well as exploration of new markets such as unmanned air vehicles (UAVs).

Backlog

Total contractual backlog for Military Aircraft and Missile Systems was $21.1 billion at December 31, 2002, $17.6 billion at December 31, 2001 and $17.1 billion at December 31, 2000. Military Aircraft and Missiles Systems contractual backlog increased by 20% in 2002 compared to 2001. The increase in 2002 compared to 2001 is primarily attributed to the capture of several key international awards including the Korean F-15 Eagle contract and the Italian 767 Tanker contract. Backlog also increased due to rate increases on several domestic programs in low rate initial production including V-22 Osprey and the F/A-22 Raptor. The C-17 Globemaster program maintained consistent backlog as new orders replaced sales on the existing production contracts. The program is well positioned for continued sales well into this decade. The F/A-18E/F Super Hornet program backlog increased moderately as the customer continues to increase production rate. The JDAM program backlog also increased moderately with additional orders from both the Navy and Air Force. Aerospace Support orders continued to increase this past year.

Business Environment and Trends

Overview

The U.S. Department of Defense (DoD), represents nearly 50% of the world’s defense budget, and remains the principal customer of the Military Aircraft and Missile Systems business unit. Several trends are emerging that are shaping customer behavior in this market. U.S. military force structure is shrinking, its platforms are aging, and the tempo of operations and engagements worldwide remains high. The United States’ current military activity demonstrates the value of systems solutions that allow all systems to communicate with each other, to operate over longer ranges, are unmanned and provide the advantages of precision, persistence and selective engagement. These factors are driving the U.S. DoD, along with militaries worldwide, to focus on ways to transform their forces and the way they operate.

Military Transformation

The transformation in forces is evidenced by a trend toward smaller, but more capable and more technologically advanced force structures. The transformation in acquisition is evidenced by an increasing trend toward spiral development programs, cooperative international development programs and a demonstrated willingness to explore new forms of acquisition and ownership including the lease of military support aircraft.

Institutions and events continue to shape the defense industrial environment. From an institutional perspective, the establishment of the Homeland Defense and U.S. Northern Command are creating new organizations with responsibilities for national airspace control, coastal protection and civil support. The creation of the U.S. Strategic Command is consolidating responsibilities for global strike, integrated missile defense, information operations, command, control, communications and computers, and intelligence, surveillance and reconnaisance into a single organization. Events like Operation Enduring Freedom and the continuing war on global terrorism reaffirms the need for the rapid projection of decisive combat power around the world and emphasizes the need for new capabilities and solutions for the warfighter. Toward that end, the DoD is fully committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities.

Competitive environment

The global competitive environment continues to intensify, with increased focus on the U.S. defense market, the world’s largest and most attractive. Military Aircraft and Missile Systems faces strong competition in all market segments, primarily from Lockheed Martin, Raytheon, EADS and Northrop Grumman. The financial problems plaguing some domestic industry competitors appear to be resolved, enabling them to acquire new assets and compete more vigorously. EADS continues to strategically build a presence in the U.S. market through building its North American operations and by partnering with U.S. defense companies.

Continued industry consolidation and market concentration was marked by the acquisition of TRW by Northrop Grumman. Northrop’s position in the UAV, space, systems integration, and strike markets has been strengthened. However, all prime contractors continue to partner or serve as major suppliers to each other on various programs. At the lower tiers, consolidation persists and select companies have been positioning for larger roles, especially in the Aerospace Support market.

In addition to leveraging its internal resources and capabilities, the Company is creating a competitive advantage by developing global strategic relationships to provide superior value for its customers, both in the U.S. and abroad.

Summary

Events like nuclear proliferation in North Korea, Operation Enduring Freedom and the continued war on terrorism, highlight the fact that our National Security goals are not rhetorical. There is an immediate and a durable need to maintain strong U.S. defense capabilities covering a very broad spectrum of threats and responses. Near-term DoD budgets have increased, and longer-range forecasts expect DoD budgets to grow faster than anticipated prior to September 11, 2001. However, with a softening global economy and anticipated federal budget tensions, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, long range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. The Company’s capabilities and programs are well suited to provide the military capabilities essential to meet the challenges facing our nation.

Space and Communications

(Dollars in millions)	2002	2001	2000

Revenues	$10,967	$10,364	$8,039
% Of Total Company Revenues	20%	18%	16%
Operating Earnings (Loss)	$357	$619	$(243)
Operating Margins	3.3%	6.0%	(3.0%)
Research and Development	$397	$526	$526
Contractual Backlog	$14,941	$13,111	$13,707

Revenues

Space and Communications segment revenues were $11.0 billion in 2002, compared with $10.4 billion in 2001 and $8.0 billion in 2000. The segment remains broadly diversified. The contributors to 2002 Space and Communications segment revenues included five market segments: Integrated Battlespace, Missile Defense, Human Space Flight and Exploration, Launch and Satellite and Homeland Security. The increase in revenues from 2001 to 2002 was primarily due to increased activity in Missile Defense offset by decreases in Launch and Satellite due to continued market downturn. 2001 revenues were higher than 2000 revenues due primarily to increased activity on Integrated Battlespace programs and the acquisition of Boeing Satellite Systems (BSS) in October 2000.

Deliveries of production units were as follows:

Model	2002	2001	2000

Delta II	3	12	10
Delta IV	1	-	-
BSS Satellites	6	7	5

Space and Communications segment revenues for 2003 are projected to be in the $12 billion range. The greatest growth is expected in the Integrated Battlespace market as Space and Communications has become the DoD’s leading industry partner in executing the military transformation with the capture of the Future Combat Systems program, Joint Tactical Radio System, and the Family of Advanced Beyond Line-of-Sight Terminals program. Missile Defense expects continued growth as the Missile Defense Agency continues its emphasis on the development of various missile defense capabilities.

Operating Earnings

Space and Communications segment operating earnings for 2002 were $357 million compared with $619 million in 2001 and $(243) million in 2000, and the related operating margins were 3.3%, 6.0% and (3.0)% for 2002, 2001 and 2000, respectively. The 2002 operating results include a $100 million pre-tax charge to write-down an equity investment in Teledesic, LLC. Also contributing to the 2002 decreased operating earnings was cost growth on Satellite programs and the continued downturn in the Launch and Commercial Satellite market. The 2000 operating results included a pre-tax charge of $505 million associated with the in-process research and development from the acquisition of the Hughes space and communications businesses and Autometric businesses, along with $78 million in costs associated with a Delta III demonstration launch in August 2000.

The 2002 segment operating margins were reduced from 2001 due to factory cost, schedule performance and a satellite contract termination in the commercial satellite business along with 737 AEW&C development cost growth. The reduced 2002 margins were offset by favorable commercial space contract actions, improved margins for Integrated Battlespace, and Ground-based Midcourse Defense program performance. The 2001 operating margins were improved over the 2000 operating margins primarily due to reduced new product development expenses associated with the Delta IV RS-68 engine as it completed developmental engine certification and transitioned to production. The Company projects that 2003 operating earnings will continue to be impacted by new program development expenses but to a lesser degree than in prior years, primarily due to the transition of the Delta IV launch vehicle into production.

In February 2002, Space and Communications undertook a reorganization of its commercial satellite manufacturing activities in response to poor performance compounded by unfavorable market conditions. The impact to earnings by Satellite program cost growth was partially offset by favorable contractual actions. The net impact to the year for BSS was a reduction in operating earnings of approximately $146 million. Progress has been made in implementing process improvements and program management best practices, however, factory problems that arise out of acceptance testing continue to impact existing contracts. As a result, completion schedules have slipped which has resulted in exposing the Company to the risk of contract Termination for Default (TFD) notification.

During the fourth quarter of 2002, the Company received a TFD notification on a commercial satellite contract that had an expected delivery beyond the contractual TFD date. The customer no longer required the satellite for their current business base. The Company is currently marketing the satellite, which was adjusted to the estimated net realizable value. Early in the first quarter of 2003, the Company passed the TFD dates for two commercial satellite contracts. Management believes a TFD situation for each of these contracts is not likely to result in a material financial impact due to continuing legal, production, and contractual efforts in work.

Certain launch and satellite contracts include provisions for replacement launch services or hardware if specified performance criteria are not met. The Company has historically purchased insurance to cover these obligations when allowed under the terms of the contract. Due to recent events, the current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. Although the Company does not intend to do so, it may elect to forego the procurement of third-party insurance and, instead, retain such risks internally. Management believes the contract cost estimates have sufficient provisions to cover the expected value for these risks.

Previously identified market-based risks associated with Delta III inventory is being mitigated by a combination of reusing inventory on other Delta programs, customer payments provided to reassign payloads to other launch vehicles, and the retention of existing customer deposits should those customers terminate their contract for Delta III launches. At this time the Delta III inventory is no longer considered a material financial risk.

The Sea Launch venture, in which the Company is a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture had one successful launch in 2002. The Company’s investment in this venture as of December 31, 2002, is reported at zero, which reflects the recognition of losses reported by Sea Launch in prior years. The venture incurred losses in 2002, due to the relatively low volume of launches, reflecting a depressed satellite market. The Company has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer of $33 million and financial exposure related to accounts receivable/inventory of $253 million. The exposures related to guarantees are included in the Off-Balance Sheet Arrangements discussion and disclosed in Note 20 to the consolidated financial statements.

The Company and Lockheed Martin are 50-50 partners in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. The Company’s proportionate share of joint venture earnings is recognized as income. The segment’s operating earnings include earnings of $68 million, $72 million, and $60 million for 2002, 2001 and 2000, respectively, attributable to United Space Alliance.

On February 1, 2003, the country experienced the tragic loss of Space Shuttle Columbia and its seven-person crew. The Company is assisting NASA to determine the cause of this accident. This accident did not impact the Company’s results of operations for 2002, and it is too early to determine the effect on the Company’s business operations for 2003 and beyond.

Research and Development

Within the Space and Communications businesses the Company continued investing in the new Delta IV expendable launch vehicle which resulted in its successful inaugural commercial launch in November of 2002. This product gives the Company greater access to a portion of the launch market that was previously unavailable with the Delta II rocket alone.

In the communications market, the Company is investing to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Investments were made in Global Situational Awareness concepts to develop communication system architectures to support various business opportunities including Future Combat Systems, Joint Tactical Radio System, FAB-T and Global Missile Defense. A major contributor to the Company’s support of these DoD transformation programs is the investment in the Boeing Integration Center where the Company’s Network Centric Operations concepts are developed in partnership with its customers. The Company also will continue to make focused investments that will lead to the development of next-generation space intelligence systems.

Space and Communications research and development expense, excluding in-process research and development, was $397 million in 2002 compared to $526 million in 2001 and 2000. Significant investment in development programs at the Space and Communications segment continued during 2002. Company-sponsored research and development expenditures supported the development of the Delta IV launch vehicle. Delta IV development expense has been reduced by the U.S. Government’s participation in developing the Evolved Expendable Launch Vehicle (EELV). AEW&C System research and development program expenses decreased as the effort transitioned to work that is specifically required for the Australian Wedgetail program. Company-sponsored research and development levels are expected to decline in 2003 due to the transition of the Delta IV launch vehicle into production.

Backlog

Total contractual backlog for Space and Communications was $14.9 billion at December 31, 2002 and $13.1 billion at December 31, 2001 and $13.7 billion at December 31, 2000. Space and Communications contractual backlog increased by 14% in 2002 compared to 2001. The 2002 increase is primarily due to orders for Proprietary Programs, an order by the Department of Transportation for Airport Security, a NASA award for space flight payload processing and orders for Delta IV launch vehicles. This increase was partially offset by the declines in commercial satellite backlog due to decreases in new orders and sales on existing orders.

Business Environment and Trends

Overview

Space and Communications products and services, as part of Integrated Defense Systems, will span five distinctive markets: Integrated Battlespace, Missile Defense, Homeland Security, Human Space Flight and Exploration, and Commercial Launch and Satellite. Each of these markets has unique customers and requirements, and therefore, will be discussed individually below.

Integrated Battlespace

U.S. military force structure is shrinking, its platforms are aging, and the tempo of operations and engagements worldwide remains high. Several of the recent United States' military actions have demonstrated the value of systems solutions that allow all systems to communicate with each other; operate over longer ranges; and are unmanned and provide the advantages of precision, persistence and selective engagement.

Refer to Military Aircraft and Missile Systems Business Environment and Trends beginning on page 33 for further discussion on Military Transformation.

Missile Defense

Funding for the missile defense market is primarily driven by the U.S. Government Missile Defense Agency (MDA) budget. The primary thrusts in this market are the continued development and deployment of theater missile defense systems and the Ground-based Missile Defense (GMD) program. The overall MDA missile defense budget is approximately $8 billion. There is continued Congressional support for development of strong missile defense capabilities as evidenced by the fact that the fiscal year 2003 budgets were fully funded in all four defense committees by Congress.

In January 2002, a new GMD Program Strategy was released in which the MDA stated their objective to put a Test Bed capability in place by September 2004. This Test Bed would allow critical testing of the Ground-based Midcourse Defense segment along with the addition of other systems and sensors into the test scenario. These new requirements for a Test Bed and Development Program were baselined by the Company and the U.S. Government in 2002. The resulting contract change was finalized in December 2002. Additionally on December 17, 2002, President George W. Bush called for our nation’s missile defense capabilities to move from the test only category into a deployed system. The Company, in conjunction with MDA, has initiated efforts to fulfill the direction of the President.

Through our leadership position on the Missile Defense National Team and our prime contractor role on the Ground-based Midcourse Defense segment program and on the Airborne Laser program, Space and Communications is positioned to maintain its role as MDA’s #1 contractor.

Homeland Security

Since the events of September 11, 2001, the world has permanently changed. The President quickly issued an executive order establishing an Office of Homeland Security. This office was officially designated as a cabinet level department led by Governor Tom Ridge on January 24, 2003. This department will be responsible for a budget of nearly $40 billion annually with a workforce of 170,000 consolidating from 22 disparate agencies. Over the past year, the Company has aligned internally to meet the challenges of the new threat. In June 2002, the Company was chosen to lead the team that installed explosive detection technology for baggage screening in all U.S. airports by December 31, 2002. This was the largest Homeland Security contract awarded to date, representing one of the largest short-term projects in government history. The Company is focusing on the federal Homeland Security marketplace, and will leverage its experience and capabilities in network centric operations to enhance the solutions for Homeland Security opportunities.

Human Space Flight and Exploration

The total human space flight and exploration market is forecasted to be relatively flat over the next ten years. This forecast is based on budget projections for NASA, the primary customer in this market. But within this flat forecast the Company is observing changes in direction and emphasis with the establishment of a new vision and mission. Over the past year, NASA has developed a new Integrated Space Transportation Plan (ISTP) to implement their new vision. This plan is designed to benefit the International Space Station, Space Shuttle program, and the agency’s science and research objectives. The new ISTP dedicates more resources to the space station program, provides additional funding to extend the life and enhance the safety and reliability of the agency’s orbiter fleet, boosts funding for science-based payloads and research, and restructures NASA’s Space Launch Initiative. The Space Launch Initiative will now focus on the development of a crew transport vehicle to ferry space station crewmembers, along with a continued technology effort to identify future reusable launch vehicle technologies. The Company is well positioned to join with NASA to help realize their vision using the expertise the Company has gained from its prime contractor role on the Space Shuttle program and the International Space Station and an integral player in the Space Launch Initiative program.

As NASA’s investigation of the Columbia accident continues the Company may see some budget reprioritizing, but it is far too early in the investigation to speculate on that. What we do know is that this administration is committed to finding the cause of the accident, fixing it, and successfully returning the Space Shuttle fleet back to operational status. We will participate fully in these efforts.

Commercial Launch and Satellite

The commercial market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. These markets are now characterized by overcapacity, commodity pricing and limited near term opportunities. The recovery in the commercial satellite market may take several years at which time we believe the market will stabilize in the 15-20 satellites per year range. This recovery in satellite orders should also produce new opportunities in the launch services business. We have taken aggressive actions to right size and restructure our organizations to meet the future commercial demand, while continuing to meet our government customer requirements. In addition, we have worked diligently over the last year to improve processes in our quality, engineering and manufacturing disciplines. We believe Boeing Satellite Systems and Boeing Launch Services (Delta II, III, IV and Sea Launch) are positioned to bring unique and competitive offerings to our commercial customers as their requirements for new or replacement satellites resurfaces.

Boeing Capital Corporation

(Dollars in millions)	2002	2001	2000

Revenues	$994	$815	$545
Operating Earnings	$482	$562	$397
Operating Margins	48.5%	69.0%	72.8%
Debt	$9,465	$7,295	$4,318
Debt-to-Equity Ratio	5.7-to-1	5.3-to-1	6.4-to-1

Revenues

Revenues for BCC consisted principally of income earned on portfolio assets (direct finance leases, operating leases, notes receivable and investments). The major revenue components include commercial aircraft and commercial equipment financing. Interest expense on debt is not included in BCC’s operating earnings as the Company reports interest expense below operating earnings on the consolidated statements of operations. However, interest expense of $410 million, $324 million, and $229 million was associated with debt relating to BCC financing activities for the years ended December 31, 2002, 2001 and 2000. Beginning in 2003, interest expense will be reported as a component of operating earnings for BCC.

Operating revenues for BCC were $994 million in 2002, compared with $815 million in 2001 and $545 million in 2000. A larger portfolio, resulting from new business volume and portfolio transfers from Boeing over the last two years, is primarily responsible for the increased revenues in 2002 and 2001.

Operating Earnings

Operating earnings for BCC were $482 million for the year ended December 31, 2002, compared with $562 million for the year ended December 31, 2001. This decrease was primarily attributable to the impairment and valuation allowance charges recognized in 2002, offset by additional income due to the growth in the portfolio. Operating earnings for 2001 were $562 million compared with $397 million in 2000. The growth in investment in financing assets was principally responsible for the increase. The increase was partially offset by higher provision for losses, and higher operating and other expenses.

During the year ended December 31, 2002, the Company recognized a pre-tax expense of $426 million primarily in recognition of the deterioration of aircraft values and customer credit ratings. Total impairment expense recognized in 2001 and 2000 was not significant.

	BCC Segment	Other Segment	Consolidated

Increased valuation allowance	$100	$80	$180
Impairment of investment in equipment trust certificates	13	66	79
Impairment of joint venture aircraft	48		48
Other assets impairments	39	80	119

	$200	$226	$426

A pre-tax expense of $180 million was recorded to increase the valuation allowance based on the Company’s assessment of the adequacy of customer financing reserves.

A specific pre-tax impairment of $79 million was recorded during the third quarter of 2002 related to a long-held investment in ETCs secured by aircraft on lease to United Airlines (“United”). The write-down was based on the decline in credit ratings of United, the long-term maturity of the investment and the decline in the underlying aircraft collateral valuations. The ultimate realization of this investment will depend upon legal developments in United’s bankruptcy proceedings and United’s ability to meet its related contractual obligations.

A specific pre-tax impairment of $48 million was recorded related to a joint venture investment that was established to lease and eventually convert 24 727 passenger aircraft to full cargo configuration. Based on the Company’s assessment of current market conditions and the average age of the aircraft (averaging over twenty years old), the Company recorded an impairment for its share of the adjustment to estimated fair market value for the joint venture’s 727 aircraft. The BCC portfolio does not include any 727 aircraft other than those held through this joint venture.

Other pre-tax charges of $119 million related to valuations of other assets in the portfolio during the year ended December 31, 2002. Included in this amount was a $66 million impairment charge recorded during the fourth quarter of 2002 on the return of 24 717s to the Company by AMR Corporation.

The total BCC portfolio was $11.8 billion as of December 31, 2002, compared with $9.2 billion as of December 31, 2001. At December 31, 2002, BCC’s debt-to-equity ratio was 5.7-to-1, compared with 5.3-to-1 at December 31, 2001.

Business Environment and Trends

BCC acts as a captive finance subsidiary for the Company and provides market-based lease and loan financing primarily to airlines that purchase or lease commercial aircraft manufactured by the Company or others. BCC competes for aircraft finance business with other finance companies, commercial banks, insurance companies and other financial institutions.

BCC also competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of large ticket competitors, mainly heavily capitalized leasing companies and relationship banks. Approximately 22% of BCC’s portfolio has been generated from commercial equipment leasing and financing activities. Commercial equipment consists of executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment. New business volume of BCC is funded with debt obtained in the capital markets, cash from operations, and contributions from the Company.

Published sources and recent market transactions indicate that values for various aircraft types used as collateral in BCC’s portfolio remained depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2002. These bankruptcies or restructurings could have a material adverse effect on the Company’s earnings, cash flows or financial position.

United filed for Chapter 11 bankruptcy protection on December 9, 2002. As of the filing date, the Company has not reached agreement with United on a restructuring of its various transactions. Future negotiations may result in changes to the agreements under which United has agreed to perform. So long as United remains in bankruptcy, United has the right to reject or abandon its transaction with the Company. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

As of December 31, 2002, there were $311 million of assets, principally commercial aircraft that were held for sale or re-lease at BCC, of which $308 million were not yet identified with a firm contract to sell or place on lease. Additionally, approximately $207 million of BCC’s assets are currently scheduled to come off lease in 2003. The inability of BCC to sell such assets or place such assets into revenue-generating service could pose a potential risk to results of operations should some of these assets be deemed to be impaired.

Airlines regularly utilize a special purpose entity (SPE) known as a Pass Through Trust. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called Pass Through Certificates (PTCs). The most common form of PTCs issued by airlines is the EETCs. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. BCC participates in several EETCs as an investor. The EETC investments are related to customers the Company believes have less than investment-grade credit.

BCC also utilizes certain SPEs to isolate individual transactions for legal liability, perfect security interest from the perspective of the Company and a third-party lender in certain leveraged transactions, and realize certain income and sales tax benefits. These SPEs are fully consolidated in the Company’s financial statements.

In December 2002, BCC completed an asset securitization that raised $299 million of secured debt through the use of a bank-sponsored Commercial Paper Conduit (C/P Conduit). As collateral for the debt, BCC transferred $331 million of assets from its portfolio to the C/P Conduit. These portfolio assets consisted of the cash flows associated with specific financing leases, notes and other receivables and operating leases. BCC also assigned to the C/P Conduit perfected security interests in $278 million of collateral underlying the transferred portfolio assets. The collateral pledged indirectly provides the C/P Conduit with additional protection in the event that the cash flows from the leases and notes are insufficient to cover the total debt outstanding under the transaction. The secured debt and securitized assets remain on BCC’s balance sheet.

Other

Other segment earnings were $(424) million in 2002, $(354) million in 2001, and $43 million in 2000. As of December 31, 2002 and 2001, operating earnings of $44 million and $23 million were attributable to four C-17 transport aircraft on lease to the United Kingdom Royal Air Force. These leases began in 2001. Offsetting the operating earnings of the C-17 leases were increases in losses during both 2002 and 2001 primarily due to increases in intercompany guarantees and asset impairments, lease accounting differences and other subsidies related to BCC. See Note 24. Research and development expense attributable to the Other segment was $129 million in 2002, $294 million in 2001, and $84 million in 2000. Research and development activities in the Other segment relate primarily to Connexion by BoeingSM and, to a lesser extent, Air Traffic Management.

Astro Ltd., a wholly-owned subsidiary of the Company, operates as a captive insurance company. This subsidiary enables the Company’s exposures to be insured at the lowest possible cost to the Company regardless of whether the market is overpriced. In addition, it provides flexibility to the Company in handling its changing risk financing needs and provides access to the reinsurance markets. Currently, Astro Ltd. insures aviation liability, workers compensation, general liability, property, as well as various smaller risk liability insurances.

Events of September 11, 2001

On September 11, 2001, the United States was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft manufactured by the Company. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall. See Note 3.

Employees and Labor Relations

As of December 31, 2002, the Company’s principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 20% of employees (current agreements expiring in May 2004, and September and October 2005); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 13% of employees (current agreements expiring February 2004 and December 2005); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of employees (current agreements expiring May 2003, April 2004, and September 2005).

The Company’s workforce level was 166,000 at December 31, 2002.

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

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company’s policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company’s financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2002, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to the Company’s financial position or operating results and cash flow trends.

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2002, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract on the grounds that the Team could not meet the revised contract schedule unilaterally imposed by the U.S. Government. This followed an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal. The Team appealed that decision to the Court of Appeals and is awaiting a decision. The Team also obtained a stay of the trial court’s judgment to prevent the Navy from collecting any amounts prior to the decision by the Court of Appeals.

If, after all judicial proceedings have ended, the courts determine that a termination for default was appropriate, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,040 million). The loss to the Company would total approximately $1,465 million in pre-tax charges.

Although the Court of Federal Claims sustained the default termination in 2001, the Company believes that the court’s ruling is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

The Company is a defendant in seven employment discrimination matters in which class certification is sought or has been granted.  These matters are pending in Seattle, Los Angeles, St. Louis, Tulsa, and Wichita.  The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

Interest rate risk

The Company has financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate debt obligations, and customer financing assets and liabilities. Historically, the Company has not experienced material gains or losses due to interest rate changes. Additionally, the Company uses interest rate swaps to manage exposure to interest rate changes.

Based on the current holdings of short-term investments, as well as related swaps, the unhedged exposure to interest rate risk is not material for these instruments. Fixed-rate debt obligations issued by the Company are generally not puttable until maturity and are not actively traded by the Company in the market. Therefore, exposure to interest rate risk is not believed to be material for the Company’s fixed-rate debt.

Boeing Capital Corporation’s assets and liabilities, both fixed-rate and floating-rate, may be subject to interest rate risk to the extent that the maturities and repricing characteristics of the liabilities do not perfectly match those of the assets. The types and terms of borrowing and hedging instruments that are available to BCC in the market and possible changes in asset terms limit BCC’s ability to match assets and liabilities. BCC attempts to keep this mismatch risk small, partly through the use of interest rate swaps, and does not believe it is materially exposed to gains or losses due to interest rate changes.

BCC has used public market information and common valuation methods to determine the fair value of its assets and liabilities. The estimates are not necessarily indicative of the amounts BCC could realize in a current market exchange, and the use of different assumptions or valuation methods could have a material effect on the estimated fair value amounts.

At December 31, 2002, the book values of BCC’s assets and liabilities were approximately $13 billion and $11 billion, respectively. BCC uses duration gap analysis to estimate the impact of changes in interest rates. Potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities are calculated based on the amount and timing of cash flows projected from each. At December 31, 2002, the Company estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, BCC’s net earnings, taking into account increases in both revenue and interest expense, would have increased by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities impacted by a change in interest rates are generally not traded, BCC estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to its financial position.

Foreign currency exchange rate risk

The Company is subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. The Company uses foreign currency forward contracts and options from time to time to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2002, a 10% unfavorable exchange rate movement in the Company’s portfolio of foreign currency forward contracts would have resulted in an incremental unrealized loss of $30 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Commodity price risk

The Company is subject to commodity price risk relating principally to energy used in production. The Company periodically uses commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

Item 8.    Financial Statements and Supplementary Data

Consolidated Statements of Operations

(Dollars in millions) Year Ended December 31,	2002	2001	2000

Sales and other operating revenues	$54,069	$58,198	$51,321
Cost of products and services	45,499	48,778	43,712

	8,570	9,420	7,609
Income/(loss) from operating investments, net	(128)	93	64
General and administrative expense	2,534	2,389	2,335
Research and development expense	1,639	1,936	1,441
In-process research and development expense			557
Gain on dispositions, net	44	21	34
Share-based plans expense	447	378	316
Impact of September 11, 2001, charges/(recoveries)	(2)	935

Earnings from operations	3,868	3,896	3,058
Other income/(expense), net	42	318	386
Interest and debt expense	(730)	(650)	(445)

Earnings before income taxes	3,180	3,564	2,999
Income taxes	861	738	871

Net earnings before cumulative effect of accounting change	2,319	2,826	2,128
Cumulative effect of accounting change, net of tax	(1,827)	1

Net earnings	$492	$2,827	$2,128

Basic earnings per share before cumulative effect of accounting change	$2.90	$3.46	$2.48
Cumulative effect of accounting change, net of tax	(2.28)

Basic earnings per share	$0.62	$3.46	$2.48

Diluted earnings per share before cumulative effect of accounting change	$2.87	$3.41	$2.44
Cumulative effect of accounting change, net of tax	(2.26)

Diluted earnings per share	$0.61	$3.41	$2.44

See notes to consolidated financial statements on pages 47-86.

Consolidated Statements of Financial Position

(Dollars in millions except per share data) December 31,	2002	2001

Assets

Cash and cash equivalents	$2,333	$633
Accounts receivable	5,007	5,156
Current portion of customer and commercial financing	1,289	1,053
Deferred income taxes	2,042	2,444
Inventories, net of advances, progress billings and reserves	6,184	7,559

Total current assets	16,855	16,845
Customer and commercial financing, net	10,922	9,345
Property, plant and equipment, net	8,765	8,459
Goodwill	2,760	5,127
Other acquired intangibles, net	1,128	1,320
Prepaid pension expense	6,671	5,838
Deferred income taxes	2,272
Other assets	2,969	2,044

	$52,342	$48,978

Liabilities and Shareholders' Equity

Accounts payable and other liabilities	$13,739	$14,237
Advances in excess of related costs	3,123	4,021
Income taxes payable	1,134	909
Short-term debt and current portion of long-term debt	1,814	1,399

Total current liabilities	19,810	20,566
Deferred income taxes		177
Accrued retiree health care	5,434	5,367
Accrued pension plan liability	6,271	555
Deferred lease income	542	622
Long-term debt	12,589	10,866
Shareholders' equity:
Common shares, par value $5.00 -
1,200,000,000 shares authorized;
Shares issued - 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,141	1,975
Treasury shares, at cost - 171,834,950 and 174,289,720	(8,397)	(8,509)
Retained earnings	14,262	14,340
Accumulated other comprehensive income	(4,045)	(485)
Unearned compensation		(3)
ShareValue Trust shares - 40,373,809 and 39,691,015	(1,324)	(1,552)

Total shareholders' equity	7,696	10,825

	$52,342	$48,978

See notes to consolidated financial statements on pages 47-86.

Consolidated Statements of Cash Flows

(Dollars in millions) Year Ended December 31,	2002	2001	2001

Cash flows - operating activities:
Net earnings	$492	$2,827	$2,128
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Cumulative effect of accounting change, net	1,827	(1)
Share-based plans expense	447	378	316
Depreciation	1,409	1,441	1,317
Amortization of other acquired intangibles	88	302	162
Amortization of debt discount/premium and issuance costs	12	9	1
Pension income	(526)	(802)	(355)
In-process research and development expense			557
Non-cash investment/asset impairment charges	357	438
Other non-cash charges and credits, net	(17)
Customer and commercial financing valuation provision	219	42	13
Gain on dispositions, net	(44)	(21)	(34)
Changes in assets and liabilities:
Short-term investments			100
Accounts receivable	(155)	342	(1,359)
Inventories, net of advances, progress billings and reserves	1,510	(27)	978
Accounts payable and other liabilities	(823)	300	127
Advances in excess of related costs	(898)	504	1,387
Income taxes payable and deferred	905	(762)	726
Deferred lease income	(80)	622
Prepaid pension expense	(340)	(19)	(30)
Goodwill and other acquired intangibles		(1,494)
Accrued retiree health care	67	227	280
Other	(75)	(412)	(88)

Net cash provided by operating activities	4,375	3,894	6,226

Cash flows - investing activities:
Customer financing and properties on lease, additions	(3,090)	(5,073)	(2,571)
Customer financing and properties on lease, reductions	900	1,297	1,433
Property, plant and equipment, net additions	(1,001)	(1,189)	(965)
Acquisitions, net of cash acquired	(22)	(22)	(5,727)
Proceeds from dispositions	157	152	169
Contributions for investments	(505)	(96)	(320)
Proceeds from investments	140	142	70

Net cash used by investing activities	(3,421)	(4,789)	(7,911)

Cash flows - financing activities:
New borrowings	2,814	4,567	2,687
Debt repayments	(1,564)	(1,129)	(621)
Common shares purchased		(2,417)	(2,357)
Stock options exercised, other	67	79	136
Dividends paid	(571)	(582)	(504)

Net cash provided (used) by financing activities	746	518	(659)

Net increase in cash and cash equivalents	1,700	(377)	(2,344)

Cash and cash equivalents at beginning of year	633	1,010	3,354

Cash and cash equivalents at end of year	$2,333	$633	$1,010

See notes to consolidated financial statements on pages 47-86.

Consolidated Statements of Shareholders' Equity
(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income

Balance January 1, 2000	$1,684	$(4,161)	$(1,601)	$6	$10,487

Share-based compensation	316
Tax benefit related to share-based plans	160
ShareValue Trust market value adjustment	991		(991)
Treasury shares acquired		(2,357)
Treasury shares issued for share-based plans, net	(264)	297
Performance Shares converted to deferred stock units	(194)
Net earnings					2,128	$2,128
Cash dividends declared ($0.56 per share)					(525)
Minimum pension liability adjustment, net of tax of $3				(4)		(4)
Unrealized holding loss, net of tax of $7				(12)		(12)
Currency translation adjustment				8		8

Balance December 31, 2000	$2,693	$(6,221)	$(2,592)	$(2)	$12,090	$2,120

Share-based compensation	378
Tax benefit related to share-based plans	16
ShareValue Trust market value adjustment	(1,040)		1,040
Treasury shares acquired		(2,417)
Treasury shares issued for share-based plans, net	(72)	129
Net earnings					2,827	$2,827
Cash dividends declared ($0.68 per share)					(577)
Minimum pension liability adjustment, net of tax of $204				(344)		(344)
Unrealized holding loss, net of tax of $9				(16)		(16)
Loss on derivative instruments, net of tax of $61				(102)		(102)
Currency translation adjustment				(21)		(21)

Balance December 31, 2001	$1,975	$(8,509)	$(1,552)	$(485)	$14,340	$2,344

Share-based compensation	447
Tax benefit related to share-based plans	8
ShareValue Trust market value adjustment	(228)		228
Treasury shares issued for share-based plans, net	(61)	112
Net earnings					492	$492
Cash dividends declared ($0.68 per share)					(570)
Minimum pension liability adjustment, net of tax of $2,084				(3,663)		(3,663)
Reclassification adjusment for losses realized in net earnings, net of tax of $(15)				25		25
Unrealized holding loss, net of tax of $2				(3)		(3)
Gain on derivative instruments, net of tax of $(37)				61		61
Currency translation adjustment				20		20

Balance December 31, 2002	$2,141	$(8,397)	$(1,324)	$(4,045)	$14,262	$(3,068)

See notes to consolidated financial statements on pages 47-86.

The Company’s issued common shares were 1,011,870,159 as of December 31, 2002, 2001 and 2000. The par value of these shares was $5,059 for the same periods. Treasury shares as of December 31, 2002, 2001 and 2000 were 171,834,950; 174,289,720 and 136,385,222. There were no treasury shares acquired for the year ended December 31, 2002. Treasury shares acquired for the years ended December 31, 2001 and 2000, were 40,734,500 and 41,782,234. Treasury shares issued for share-based plans for the years ended December 31, 2002, 2001 and 2000, were 2,454,770; 2,830,002 and 7,753,909. ShareValue Trust shares as of December 31, 2002, 2001 and 2000, were 40,373,809; 39,691,015 and 39,156,280. ShareValue Trust shares acquired from dividend reinvestment were 682,794; 534,734 and 459,991 for the same periods. Unearned compensation was $0, $(3) and $(7) as of December 31, 2002, 2001 and 2000. The changes in unearned compensation for the same periods were $3, $4, and $5, attributable to amortization and forfeitures.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001, and 2000

(Dollars in millions except per share data)

Note 1 - Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of The Boeing Company, together with its subsidiaries (herein referred to as the “Company”) include the accounts of all majority-owned subsidiaries. Investments in joint ventures for which the Company does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, the Company’s share of net earnings and losses from these ventures is included in the Consolidated Statements of Operations. Intercompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current reporting.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are addressed in these notes to the consolidated financial statements.

Operating cycle

For classification of current assets and liabilities, the Company elected to use the duration of the contract as its operating cycle.

Contract accounting

Contract accounting is used predominately by the Military Aircraft and Missile Systems and Space and Communications segments. The majority of the business conducted in these segments is performed under contracts for the U.S. Government and foreign governments that extend over a number of years.

The process to estimate the total contract cost-revenue relationship results in the development of gross margin and cost of sales percentages. These percentages are utilized in the recognition of earnings and are significant factors in contract accounting. The amount reported as cost of sales is determined by applying the estimated cost of sales percentages to the amount of revenue recognized for each contract.

Revenues under contracts with fixed prices are generally recognized as deliveries are made. For certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, revenues are recorded based on the attainment of performance milestones. Revenues under contracts with terms that reimburse for costs incurred plus an agreed upon profit are recorded as costs are incurred. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program accounting

The Company uses program accounting for its 7-series commercial airplane programs. Program accounting is a method of accounting for the costs of certain products manufactured for delivery under production type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs (including overhead), program tooling costs and warranty costs are accumulated and charged to revenue by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of revenue to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) their expected selling prices, production costs, program tooling, and warranty costs for the total program.

The Company recognizes revenue for commercial airplanes when a unit is completed and accepted by the customer. The revenue recognized is the price negotiated with the customer including special features adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of revenue recognized for the quarter.

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

Because of the higher unit production costs experienced at the beginning of a new airplane program (known as the learning curve effect) and the substantial investment required for initial tooling and special equipment, the costs incurred for production of the early units in the program will exceed the amount reported as cost of sales for those units. This difference known as deferred production costs is included in inventory along with unamortized tooling costs.

Commercial spare parts and general stock materials are stated at average cost not in excess of net realizable value.

Research and development

Research and development costs are expensed as incurred unless the costs are related to a contractual arrangement. Costs that are incurred pursuant to a contractual arrangement are recorded as inventory costs and charged to cost of products and services under contract accounting.

Share-based compensation

The Company uses a fair value based method of accounting for stock-based compensation provided to its employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued based upon an option-pricing model and recognizes this value as an expense over the period in which the options vest. Potential distributions from the ShareValue Trust described in Note 17 have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares described in Note 17 is determined based on the market value of the Company’s stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price and is amortized over a five-year period.

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported financial statement pre-tax income based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

Postretirement plans

The Company sponsors various pension plans covering substantially all employees. The Company also provides postretirement benefit plans other than pensions, consisting principally of health care coverage, to eligible retirees and qualifying dependents. The liabilities and annual income or expense of the Company’s pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period.

The Company’s funding policy for pension plans is to contribute, at a minimum, the statutorily required amount to an irrevocable trust. Benefits under the plans are generally based on age at retirement, the employee’s annual earnings indexed at the U.S. Treasury 30-year bond rate, and years of service. The actuarial cost method used in determining the net periodic pension cost is the projected unit credit method.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments, such as certificates of deposit, time deposits, treasury notes and other money market instruments, which generally have maturities of less than three months. The Company has adopted the “Net Bank Method” as described in Financial Accounting Standards Board (FASB) Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, in determining the cash accruals for each month. The “Net Bank Method” nets the current cash balances by bank and totals all negative balances to determine the Company’s overdraft position. This accrual is included in accounts payable.

Long-lived assets

As of January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets deemed held for sale are stated at the lower of cost or fair value. Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset. The amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Property, plant and equipment

Property, plant and equipment are recorded at cost, including applicable construction-period interest, and depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; and machinery and equipment, from 3 to 18 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. The Company periodically evaluates the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition.

Investments

Investments are classified as ‘Other assets’ on the Consolidated Statements of Financial Position. The Company classifies investments as either operating or non-operating. Operating investments are strategic in nature, which means they are integral components of the Company’s operations. Non-operating investments are those the Company holds for non-strategic purposes. Earnings from operating investments, including the Company’s share of income or loss from certain equity method investments, income from cost method investments, impairment charges on investments, and any gain/loss on the disposition of investments, are recorded in ‘Income/(loss) from operating investments, net.’ Earnings from non-operating investments are included in ‘Other income/(expense), net’ on the Consolidated Statements of Operations.

Certain investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of ‘Accumulated other comprehensive income’ on the Consolidated Statements of Financial Position. Held-to-maturity securities include enhanced equipment trust certificates and debentures for which the Company has the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. Debt and equity securities are continually assessed for impairment. Other than temporary losses on operating investments are recorded in ‘Income/(loss) from operating investments, net’ and other than temporary losses on non-operating investments are recorded in ‘Other income/(expense), net.’

Goodwill and acquired intangibles

As of January 1, 2002, upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill, which now includes assembled workforce, and indefinite-lived intangible assets are no longer amortized. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line method over 20 to 30 years. Assembled workforce was amortized on a straight-line method over 5 to 15 years. The Company’s indefinite-lived intangible asset, a tradename, was amortized on a straight-line method over 20 years.

The Company’s finite-lived acquired intangible assets are amortized on a straight-line method and include the following: developed technology, 5 to 15 years; product know-how, 30 years; customer base, 10 to 15 years; and data repositories, 10 to 20 years.

Derivatives

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders’ equity (as a component of accumulated other comprehensive income), depending on their use and designation.

Aircraft valuation

Used aircraft under trade-in agreements
The Company enters into certain trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from the Company. In the event the Company accepts an aircraft under a trade-in agreement, the aircraft purchased by the Company serves as collateral to offset amounts paid by the Company to the customer.

Obligations recorded from trade-in aircraft agreements are measured as the difference between gross amounts payable to customers and the estimated fair value of the collateral. The fair value of collateral is determined using a process based on the net present value of expected future cash flows from the trade-in aircraft, assuming the most likely market placement of the aircraft. The first step in this process uses the Company’s assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets to which the Company continually pursues opportunities to place used aircraft. These markets include, but are not limited to, (1) the resale market, which could potentially include the cost of long-term storage, (2) the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements, or (3) the scrap market. Collateral valuation varies significantly depending on which market the Company determines is most likely for each aircraft. On a quarterly basis, the Company updates its valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly collateral valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Asset valuation for equipment under operating lease, held for re-lease and collateral on receivables
The fair value of owned assets (equipment under operating leases and assets held for re-lease) and collateral on receivables is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, recorded as impairment for owned assets.

The Company uses the average published value from multiple sources based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, the Company applies judgment based on the attributes of the specific aircraft to determine fair value, usually when the features or utilization of the aircraft varies significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases and held for re-lease
The Company reviews these assets for impairment when events or circumstances indicate that the carrying amount of these assets may not be recoverable. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow. These assumptions include lease rates, lease term(s), periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. The Company uses historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of carrying value over fair value.

Allowance for losses on receivables
The allowance for losses on receivables (valuation allowance) is a valuation account used to provide for potential impairment of receivables on the balance sheet. The balance is an accounting estimate of probable but unconfirmed losses in the receivable portfolio. The valuation allowance relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment, and (b) pools of receivables that are evaluated for impairment.

A specific receivable is reviewed for impairment when, based on current information and events, it is probable that the Company will be unable to collect amounts due according to the contractual terms of the receivable agreement. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filing for bankruptcy. A specific impairment allowance is provided based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

The Company reviews the adequacy of the general valuation allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or the Company’s best estimates.

For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are published by Standard & Poor’s reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the general valuation allowance. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The valuation allowance recorded represents the best estimate within the resulting range of credit-adjusted collateral exposure, factoring in considerations of risk of individual credits, current and projected economic and political conditions, and prior loss experience.

Postemployment plans

The Company accounts for postemployment benefits, such as severance or job training, under SFAS No.112, Employer’s Accounting for Postemployment Benefits. A liability for postemployment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Note 2 - Standards Issued and Not Yet Implemented

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective January 1, 2003. This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined that the implementation of this standard will not have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The requirements of SFAS No. 146 apply prospectively to activities that are initiated after December 31, 2002, and as such, the Company cannot reasonably estimate the impact of adopting these new rules until and unless it undertakes relevant activities in future periods.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The Company expects FIN 45 to have the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions are effective prospectively, and the Company cannot reasonably estimate the impact of adopting FIN 45 until guarantees are issued or modified in future periods, at which time their results will be initially reported in the financial statements. See Note 20.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of the Company’s participation in variable interests entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company is currently assessing the application of FIN 46 as it relates to its variable interests. See Note 20.

Note 3 - Accounting for the Impact of the September 11, 2001 Terrorist Attacks

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

During the year ended December 31, 2002, the Company reassessed the impact of the events of September 11, 2001, and recorded a net reduction to expense of $2 in the caption ‘Impact of September 11, 2001, charges/(recoveries).’ These adjustments related to the Commercial Airplanes segment.

For the year ended December 31, 2001, the Company recorded a charge of $935 in the caption ‘Impact of September 11, 2001, charges/(recoveries).’ Of this charge, $908 is related to the Commercial Airplanes segment and $27 is related to the Other segment.

The following table summarizes the expense (reduction to expense) recorded in the caption ‘Impact of September 11, 2001, charges/(recoveries)’ for the year ended December 31:

	2002	2001

Employee severance	$(5)	$285
717 forward loss		250
Used aircraft valuation	22	185
Inventory valuation		98
Vendor penalties	(12)	68
Guarantees	(7)	49

	$(2)	$935

A description of the nature of the charges incurred as a result of the events of September 11, 2001, is listed below.

Employee severance

The Company incurred employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001. For the year ended December 31, 2002, the Company revised its estimate related to its employee severance obligations and recorded a reduction to expense of $5. For the year ended December 31, 2001, the Company recorded a charge of $285 related to these obligations.

717 forward loss

As a result of the decrease in aircraft demand subsequent to September 11, 2001, the Company was forced to sharply decrease its production rate on multiple airplane programs during the fourth quarter of 2001 due to changes in the order forecast and customer delivery requirements. Although all airplane programs were affected by the events of September 11, 2001, through reduced margins on future deliveries, the 717 program was the only program in a forward loss position.

Due to a lack of firm demand for the 717 aircraft subsequent to September 11, 2001, the Company reduced the program quantity to 135 units from 200 units and decreased the 717 production rate from 3.5 per month to 1.0 per month. This decrease in the production rate in conjunction with its order quantity reduction significantly impacted the 717 annual revenue and cost structure. Decreasing the number of airplanes in the program quantity accelerates tooling and special equipment costs over a reduced number of units, thereby reducing the gross margin of the program. As a function of reducing the number of employees and other production disruptions, costs to be incurred for the program increased. All of these factors, which were directly attributable to the events of September 11, 2001, contributed to the program incurring an additional $250 forward loss. The estimates for the revised accounting quantity assume that the 717 would remain an ongoing program.

Used aircraft valuation

The events of September 11, 2001, resulted in a significant decrease in the market value of used aircraft held for resale as well as asset purchase obligations relating to trade-in of used aircraft. For the year ended December 31, 2002, the Company recorded a charge of $22 related to a further decrease in used airplane values. For the year ended December 31, 2001, the Company recorded a charge of $185.

Inventory valuation

Subsequent to September 11, 2001, commercial airline customers worldwide removed a substantial number of aircraft from service. The ultimate realization of future sales for specific spare parts held in inventory is highly dependent on the active aircraft fleet in which that spare part supports. The revised projections for future demand of certain spare parts indicated that current inventory quantities were in excess of total expected future demand. For the year ended December 31, 2001, the Company recorded a charge of $98 relating to excess and obsolete commercial airplane spares inventory.

Vendor penalties

The decrease in production rates on certain commercial airplane models and related products triggered contractual penalty clauses with various vendors and subcontractors. The decrease in production rates resulted directly from the change in aircraft demand after the events of September 11, 2001. For the year ended December 31, 2002, the Company revised its estimate related to its outstanding vendor penalties obligations and recorded a reduction to expense of $12. For the year ended December 31, 2001, the Company recorded a charge of $68 for these penalties.

Guarantee commitments

The Company has extended certain guarantees and commitments, such as asset related guarantees, discussed in Note 20. The events of September 11, 2001, adversely impacted aircraft market prices and aircraft demand of customers who are counterparties in these guarantees. For the year ended December 31, 2002, the Company recorded a net reduction to expense of $7 as a result of favorable contract negotiations. For the year ended December 31, 2001, the Company recorded a charge of $49 related to the adverse exposure.

Outstanding liabilities

As of December 31, 2002, the Company’s outstanding liabilities attributable to the events of September 11, 2001, were $146. Of this amount, $53 relates to liabilities to be primarily settled in cash and the remaining $93 was recorded as asset impairments to reflect the decrease in the anticipated fair value of aircraft under purchase commitments. As of December 31, 2001, the outstanding liabilities were $542. Of this amount, $402 related to liabilities to be primarily settled in cash and $140 related to used aircraft purchase commitments.

Liabilities to be primarily settled in cash attributable to the events of September 11, 2001, as of December 31 were as follows:

	2001	Payments	Change in Estimate	2002

Employee severance	$285	$(248)	$(5)	$32
Vendor penalties	68	(44)	(12)	12
Guarantees	49	(33)	(7)	9

	$402	$(325)	$(24)	$53

Ongoing assessment

The Company will continue to assess other losses and costs it might incur in relation to the events of September 11, 2001. Any costs or adjustments in estimates will continue to be recognized as a separate component of earnings from operations entitled ‘Impact of September 11, 2001, charges/(recoveries).’

Note 4 - Acquisitions

On October 6, 2000, the Company acquired the Hughes Electronics Corporation (Hughes) space and communications and related businesses. The acquisition was accounted for under the purchase method, by which the purchase price was allocated to the net assets acquired based on their fair values. The original purchase price was $3,849, initial goodwill was valued at $740 and the other intangible assets were valued at $631. The initial recording relied on asset and liability values reported by Hughes as of the date of the acquisition with adjustments based on preliminary valuation assessments of property and equipment, purchased intangibles and retirement plan assets and liabilities. During the period from acquisition to the third quarter of 2001, the Company completed its assessment of the net assets acquired and goodwill increased to $2,166. The increased goodwill reflects finalization of fair value assessments for the net assets acquired and the impact of the Company’s accounting policies on acquired balances. Changes to the fair value for the net assets acquired primarily relate to the valuation of acquired long-term contracts and completion of the valuation of property and equipment. The impact of the Company’s accounting policies on acquired balances relate primarily to the application of the Company’s recognition of contract revenue using percentage completion based on completed work effort.

Note 5 - Goodwill and Acquired Intangibles

Effective January 1, 2002, the Company adopted SFAS No. 142. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to the Company’s segments as follows: Space and Communications $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. The Company estimates the fair values of the related operations using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate derived from the Company’s market capitalization plus a suitable control premium at the date of evaluation. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected April 1 as its annual testing date.

As a result of the Company’s assessment as of April 1, 2002, no impairment was indicated and no impairment triggers have been identified as of December 31, 2002. Effective January 1, 2003, the Company has reorganized its Military Aircraft and Missile Systems and Space and Communications segments into Integrated Defense Systems. This reorganization as well as the impact of several other variables, such as the decline in the Company’s stock price, has triggered a goodwill impairment analysis as of January 1, 2003. The Company is currently completing step one of this analysis and as of the filing date does not know the impact, if any, to its financial position and results of operations.

The following tables reconcile net earnings, basic earnings per share and diluted earnings per share adjusted for SFAS No. 142 for the year ended December 31:

	2002	2001	2000

Net earnings:

Net earnings before cumulative effect of accounting change	$2,319	$2,826	$2,128
Add back: Goodwill and assembled workforce amortization, net of tax		158	111
Add back: Tradename amortization, net of tax		5

Adjusted net earnings before cumulative effect of acounting change	2,319	2,989	2,239
Cumulative effect of accounting change, net of tax	(1,827)	1

Adjusted net earnings	$492	$2,990	$2,239

Basic earnings per share:

Basic earnings per share before cumulative effect of accounting change	$2.90	$3.46	$2.48
Add back: Goodwill and assembled workforce amortization, net of tax		0.19	0.13
Add back: Tradename amortization, net of tax		0.01

Adjusted basic earnings per share before cumulative effect of accounting change	2.90	3.66	2.61
Cumulative effect of accounting change, net of tax	(2.28)

Adjusted basic earnings per share	$0.62	$3.66	$2.61

Diluted earnings per share:

Diluted earnings per share before cumulative effect of accounting change	$2.87	$3.41	$2.44
Add back: Goodwill and assembled workforce amortization, net of tax		0.19	0.13
Add back: Tradename amortization, net of tax		0.01

Adjusted diluted earnings per share before cumulative effect of accounting change	2.87	3.61	2.57
Cumulative effect of accounting change, net of tax	(2.26)

Adjusted diluted earnings per share	$0.61	$3.61	$2.57

As a result of the adoption of SFAS No. 142 and the transition provisions of SFAS No. 141, Business Combinations, the Company reclassified assembled workforce with goodwill, ceased amortization of goodwill and recorded an impairment loss. The balance of goodwill subsequent to the recognition of the first quarter 2002 transitional impairment charge discussed above was $2,751. During the fourth quarter of 2002, goodwill increased by $9 as a result of an acquisition. The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2002, were as follows:

	December 31 2001	Goodwill Adjustments (1)	Reclassification of Assembled Workforce	Impairment Losses	December 31 2002

Space and Communications	$3,264	$(115)	$133	$(1,586)	$1,696
Commercial Airplanes	1,032	4	21	(430)	627
Military Aircraft and Missile Systems	434				434
Other	397			(394)	3

	$5,127	$(111)	$154	$(2,410)	$2,760

(1)	The goodwill adjustments primarily represent post-acquisition adjustments of deferred tax assets established in purchase accounting relating to the Hughes acquisition and goodwill related to an acquisition.

Included in goodwill are certain claims submitted to Hughes for resolution as contractual purchase price contingencies relating to the acquisition of Hughes Electronics Corporation space and communications and related businesses in October 2000. The Company anticipates finalizing the Hughes purchase price allocation at the conclusion of arbitration procedures related to these contingencies.

In conjunction with the adoption of SFAS No. 142, the Company reassessed the useful lives and the classification of its finite-lived acquired intangible assets and determined that no revisions were necessary. The Company’s finite-lived acquired intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted- Average Useful Life

Product know-how	30
Customer base	14
Developed technology	10
Other	12

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of December 31, 2002 and December 31, 2001, were as follows:

	December 31, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$135	$566	$75
Product know-how	308	23	308	13
Assembled workforce			172	18
Customer base	106	14	96	8
Other	145	22	105	10

	$1,125	$194	$1,247	$124

Amortization expense for acquired finite-lived intangible assets for the year ended December 31, 2002, was $88. Estimated amortization expense for the five succeeding years are as follows:

Estimated Amortization Expense

2003	$92
2004	$92
2005	$88
2006	$82
2007	$82

As of December 31, 2002 and December 31, 2001, the Company had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 6 - Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

	2002	2001	2000

Basic weighted average shares outstanding	799.0	816.2	859.5
Dilutive securities:
Stock options	2.0	5.1	5.9
Stock units	7.4	5.7	3.4
ShareValue Trust		2.3	2.5

Diluted potential common shares	9.4	13.1	11.8

Diluted weighted average shares outstanding	808.4	829.3	871.3

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

Options to purchase 22.9, 10.8 and 9.3 shares of common stock were outstanding during the years ended December 31, 2002, 2001 and 2000, respectively, and not included in the computation of diluted earnings per share because to do so would have been antidilutive. For the years ended December 31, 2002, 2001 and 2000, respectively, 19.0, 13.3 and 7.5 units of Performance Shares were not included in the computation of diluted earnings per share because the average market price did not exceed, or was not maintained, above the conversion threshold price. For the year ended December 31, 2002, potentially distributable shares held by the ShareValue Trust were not included in the computation of diluted earnings per share because the average market price did not exceed the threshold price. However, these options, Performance Shares and ShareValue Trust potentially distributable shares could be dilutive in the future.

Note 7 - Income Taxes

The provision for taxes on income consisted of the following:

Year Ended December 31,	2002	2001	2000

U.S. Federal
Taxes paid or currently payable	$256	$454	$1,517
Change in deferred taxes	638	166	(770)

	894	620	747
State
Taxes paid or currently payable	(78)	80	246
Change in deferred taxes	45	38	(122)

	(33)	118	124

Income tax provision	$861	$738	$871

The following is a reconciliation of the tax derived by applying the U.S. federal statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax provision:

Year Ended December 31,	2002	2001	2000

U.S. federal statutory tax	$1,113	$1,247	$1,050
Foreign Sales Corporation/Extraterritorial Income tax benefit	(195)	(222)	(291)
Research benefit	(28)	(383)
Non-deductibility of goodwill		36	37
State income tax provision, net of effect on U.S. federal tax	(21)	76	80
Other provision adjustments	(8)	(16)	(5)

Income tax provision	$861	$738	$871

The effective income tax rate for 2002 was 27.1% compared with 20.7% in 2001 and 29.0% in 2000. The 2002 effective income tax rate of 27.1% varies from the federal statutory tax rate of 35%, principally due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits. This rate also reflects tax credits, state income taxes and favorable resolution of certain audit issues.

The effective income tax rates of 20.7% for 2001 and 29.0% for 2000 also vary from the federal statutory tax rate principally due to FSC and ETI benefits. Offsetting these benefits are state income taxes and the non-deductibility of certain goodwill, principally the goodwill acquired by the acquisition of the aerospace and defense units from Rockwell International Corporation in 1996. The 2001 income tax rate also reflects a one-time benefit of $343 reflecting a settlement with the Internal Revenue Service (IRS) relating to research credit claims on McDonnell Douglas Corporation fixed price government contracts applicable to the 1986-1992 federal income tax returns.

The components of net deferred tax assets at December 31 were as follows:

	2002	2001

Deferred tax assets	$9,024	$6,181
Valuation allowance	(19)
Deferred tax liabilities	(4,691)	(3,914)

Net deferred tax assets	$4,314	$2,267

At December 31, the deferred tax assets, net of deferred tax liabilities, resulted from temporary differences associated with the following:

	2002	2001

Inventory and long-term contract methods of income recognition	$1,785	$1,561
In-process research and development related to acquisitions	170	182
Pension benefit accruals	(2,079)	(1,798)
Retiree health care accruals	1,978	1,970
Other employee benefits accruals	904	829
Customer and commercial financing	(760)	(761)
Other comprehensive income provision (net of valuation allowance of $19)	2,316	284

Net deferred tax assets	$4,314	$2,267

Income taxes have been settled with the IRS for all years through 1978, and IRS examinations have been completed through 1991. In connection with these examinations, the Company disagrees with IRS proposed adjustments, and the years 1979 through 1987 are in litigation. The IRS examination for McDonnell Douglas Corporation for the years 1993 through 1995 has been settled and the Company received a refund of $102 in 2002. The Company believes adequate provision for all outstanding issues has been made for all open years.

In December 1996, The Boeing Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. If the Company were to prevail, the refund of the amount in dispute would include interest computed to the payment date. However, the Company cannot predict the likelihood of a favorable outcome. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company’s Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. The Company prevailed with the District Court, but lost an appeals decision with the Ninth Circuit Court of Appeals. The Company appealed to the Supreme Court and is awaiting their decision, which is expected in the first half of 2003. The Company’s financial statements will not be negatively impacted as a result of the suit’s outcome.

Income tax payments, net of tax refunds, were $(49), $1,521 and $405 in 2002, 2001 and 2000, respectively.

Note 8 - Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2002	2001

U.S. Government contracts	$2,860	$2,597
Commercial contracts	1,390	1,535
Other	868	1,088
Less valuation allowance	(111)	(64)

	$5,007	$5,156

The following table summarizes the Company’s accounts receivable under U.S. Government contracts that were not billable or related to outstanding claims as of December 31:

2002		2001

Unbillable
Current	$340	$326
Expected to be collected after one year	482	466

	$822	$792
Claims
Current	$7	$20
Expected to be collected after one year	31	55

	$38	$75

Unbillable receivables on U.S. Government contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract. Accounts receivable related to claims are items that the Company believes are earned, but are subject to uncertainty concerning their determination or ultimate realization.

As of December 31, 2002 and 2001, installment receivables due under U.S. Government and commercial contracts totaled $295 and $185, respectively.

As of December 31, 2002 and 2001, other accounts receivable included $474 and $450 of reinsurance receivables relating to Astro Ltd., a wholly-owned subsidiary of the Company, that operates as a captive insurance company. Currently, Astro Ltd. insures aviation liability, workers compensation, general liability, property, as well as various other smaller risk liability insurances.

Note 9 - Inventories

Inventories at December 31 consisted of the following:

	2002	2001

Commercial aircraft programs	$7,665	$11,084
Long-term contracts in progress	9,695	7,307
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,522	2,629

	19,882	21,020
Less advances and progress billings	(13,698)	(13,461)

	$6,184	$7,559

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 represent deferred production costs. As of December 31, 2002 and 2001, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 737 Next-Generation and 777 programs.

The unamortized tooling and deferred production costs included in inventory at December 31 are summarized in the following table:

2002		2001

Unamortized tooling
737 Next-Generation	$239	$305
777	709	821
Deferred production costs
737 Next-Generation	57	429
777	785	863

As of December 31, 2002 and 2001, the balance of deferred production costs and unamortized tooling related to the 717, 747, 757 and 767 programs was insignificant.

As of December 31, 2002 and 2001, the Commercial Airplanes segment inventory had a small quantity of airplanes that were completed but unsold. As of December 31, 2002 and 2001, these aircraft were valued at $246 and $183.

During the years ended December 31, 2002 and 2001, the Company purchased $508 and $524, respectively, of used aircraft. Used aircraft in inventory totaled $506 and $316 as of December 31, 2002 and 2001, respectively.

Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of December 31, 2002 and 2001. See Note 23.

Note 10 - Customer and Commercial Financing

Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over its useful life, primarily on a straight-line basis, to an estimated salvage value.

Commercial equipment consists of executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment, which the Company believes has adequate collateral value.

Customer and commercial financing at December 31 consisted of the following:

	2002	2001

Aircraft financing
Notes receivables	$2,036	$1,401
Investment in sales-type/financing leases	3,529	2,796
Operating lease equipment, at cost,
less accumulated depreciation of
$553 and $337	4,353	3,843

Commercial equipment financing
Notes receivables	918	1,008
Investment in sales-type/financing leases	880	776
Operating lease equipment, at cost,
less accumulated depreciation of
$99 and $85	837	716

Less valuation allowance	(342)	(142)

	$12,211	$10,398

Interest rates on fixed-rate notes ranged from 5.99% to 14.68%, and effective interest rates on variable-rate notes ranged from 2.40% to 7.42%.

The change in the valuation allowance for the years ended December 31, 2002 and 2001, consisted of the following:

Valuation Allowance

Beginning balance - December 31, 2000	$(173)
Charged to costs and expenses	(42)
Reduction in customer and commercial financing assets	73

Beginning balance - December 31, 2001	(142)
Charged to costs and expenses	(219)
Reduction in customer and commercial financing assets	19

Ending balance - December 31, 2002	$(342)

During the years ended December 31, 2002 and 2001, $39 and $42 were recorded to increase the valuation allowance due to the normal growth of the customer financing portfolio. However, during the year ended December 31, 2002, an additional pre-tax expense of $180 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on the Company’s quarterly assessments of the adequacy of customer financing reserves.

The valuation allowance includes amounts recorded either as specific impairment allowances on receivables or general valuation allowances. As of December 31, 2002 and 2001, carrying amounts of impaired receivables were $1,367 and $195, respectively. Specific impairment allowances for losses of $50 and $11 were allocated to $146 and $55 of impaired receivables as of December 31, 2002 and 2001, respectively. Remaining allowance balances of $292 and $131 were recorded as general valuation allowances as of December 31, 2002 and 2001, respectively.

The average recorded investment in impaired receivables as of December 31, 2002 and 2001 was $277 and $155, respectively. Income recognition is generally suspended for receivables at the date when a full recovery of income and principal becomes doubtful. Income recognition is resumed when the receivables become contractually current and performance is demonstrated by the customer. The amount of interest income recognized on such receivables during the period in which they were considered impaired was $24 and $7 for the years ended December 31, 2002 and 2001, of which $17 and $4 was recognized on a cash basis. Interest income recognized on impaired receivables in 2000 was insignificant.

The components of investment in sales-type/financing leases at December 31 were as follows:

	2002	2001

Minimum lease payments receivable	$6,183	$5,221
Estimated residual value of leased assets	1,302	970
Unearned income	(3,098)	(2,640)
Definitive initial direct costs	22	21

	$4,409	$3,572

As of December 31, 2002 and 2001, sales-type/financing leases and operating leases attributable to aircraft financing included $1,858 and $1,499 attributable to 717 model aircraft ($597 and $692 accounted for as operating leases) and $835 and $1,030 attributable to MD-11 model aircraft ($695 and $810 accounted for as operating leases).

Aircraft financing is collateralized by security in the related asset, and the Company has not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of December 31, 2002 and 2001, aircraft financing operating lease equipment included $786 and $510 of equipment available for re-lease. During 2002, AMR Corporation returned 24 717s to the Company. As of December 31, 2002, two of the returned aircraft have been placed out on lease and 22 of the returned aircraft have firm commitments to be placed, subject to completion of modifications. The 22 aircraft with firm commitments are classified as equipment available for re-lease.

For the year ended December 31, 2002, impairment charges of $117 were recorded in operating earnings. This amount included a $66 charge on the 717s returned to the Company by AMR Corporation recorded during the fourth quarter of 2002. These impairments primarily resulted from deteriorated aircraft values and airline customer credit ratings for sales-type/financing lease assets and reduced estimated cash flows for operating lease assets. Impairments for the years ended December 31, 2001 and 2000, were not significant.

See Note 21 for a discussion regarding the creditworthiness of counterparties in customer and commercial financing arrangements.

Scheduled payments on customer and commercial financing are as follows:

Year	Principal Payments on Notes Receivable	Sales-Type/ Financing Lease Payments Receivable	Operating Lease Payments Receivable

2003	$376	$561	$497
2004	798	539	413
2005	280	513	380
2006	289	485	341
2007	322	452	257
Beyond 2007	889	3,633	1,038

Customer and commercial financing assets that are leased by the Company under capital leases and have been subleased to others totaled $533 and $437 as of December 31, 2002 and 2001.

Note 11 - Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2002	2001

Land	$461	$489
Buildings	9,081	8,598
Machinery and equipment	11,105	10,642
Construction in progress	837	1,099

	21,484	20,828
Less accumulated depreciation	(12,719)	(12,369)
	$8,765	$8,459

Depreciation expense was $1,094, $1,140 and $1,159 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $71, $72 and $70 for the years ended December 31, 2002, 2001 and 2000, respectively.

Rental expense for leased properties was $519, $318 and $280 for the years ended December 31, 2002, 2001 and 2000, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating and capital leases with initial or remaining terms of one year or more aggregated $1,915 and $67, respectively, for the year ended December 31, 2002. Payments, net of sublease amounts, due during the next five years are as follows:

	2003	2004	2005	2006	2007

Operating leases	$349	$284	$213	$198	$175
Capital leases	30	22	5	3	2

Note 12 - Investments

Joint ventures and other investments
All investments are recorded in other assets. As of December 31, 2002 and 2001, other assets included $124 and $274 attributable to investments in joint ventures. This change is attributable to a joint venture investment that was acquired and consolidated in 2002. The Company also held other non-marketable securities of $103 and $274 at December 31, 2002 and 2001.

The principal joint venture arrangements are United Space Alliance; HRL Laboratories, LLC; APB Winglets Company, LLC; BATA Leasing, LLC; and Sea Launch. The Company has a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. The Company is entitled to 33% of the earnings from HRL Laboratories, LLC, which conducts applied research in the electronics and information sciences; and creates new products and services for space, telecommunications, defense and automotive applications. The Company has a 45% ownership of APB Winglets Company, LLC, which was established for the purposes of designing, developing, manufacturing, installing, certifying, retrofitting, marketing, selling, and providing after-sales support with respect to winglets for retrofit aircraft. The Company has a 50% partnership with American Trans Air, Inc. in BATA Leasing, LLC, which was established to acquire aircraft and market and lease the aircraft to third-parties.

The Sea Launch venture, in which the Company is a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture had one successful launch in 2002. The Company’s investment in this venture as of December 31, 2002, is reported at zero, which reflects the recognition of losses reported by Sea Launch in prior years. The venture incurred losses in 2002, due to the relatively low volume of launches, reflecting a depressed satellite market. The Company has financial exposure with respect to the venture, which relates to guarantees by the Company provided to certain Sea Launch creditors, performance guarantees provided by the Company to a Sea Launch customer and financial exposure related to accounts receivable/inventory reflected in the consolidated financial statements. See Note 20.

During the year ended December 31, 2002, a $100 impairment charge was recorded to write off a cost-method investment in Teledesic, LLC, which stopped work on its satellite constellation and announced its intent to reduce staff. In addition, the Company recorded a $48 impairment charge related to its BATA Leasing, LLC, joint venture investment. This charge was the Company’s share of the adjustment to estimated fair market value for the joint venture’s 727 aircraft.

Investments in debt and equity securities
The following table shows the impact of investments accounted for pursuant to SFAS No. 115. Available-for-sale securities are recorded in other assets at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income; however, losses deemed other than temporary are recorded in net earnings. Held-to-maturity securities are recorded at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements and are shown in the table below for informational purposes only.

Investments consisted of the following at December 31:

	2002				2001

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$5	$4	$-	$9	$44	$24	$20
Debt	4			4	4		4
Held-to-Maturity
Debt	490		239	251	158	74	84

	$499	$4	$239	$264	$206	$98	$108

There were no gross unrealized gains as of December 31, 2001.

Included in held-to-maturity investments carried at amortized cost as of December 31, 2002 and 2001, were $455 and $128 of equipment trust certificates (ETCs), of which $455 and $52 were enhanced equipment trust certificates (EETCs). EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. Boeing Capital Corporation (BCC), a corporation wholly-owned by the Company, participates in several EETCs as an investor. The EETC investments are related to customers the Company believes have less than investment-grade credit.

During the third quarter of 2002, an impairment of $79 was recorded in income/(loss) from operating investments related to a long-held investment in ETCs secured by aircraft on lease to United Airlines. This debt investment was classified as held-to-maturity and had declined in value for a period that was determined to be other than temporary.

Maturities of debt securities at December 31, 2002, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$30	$14
Due from 1 to 5 years			331	174
Due from 5 to 10 years			62	37
Due after 10 years	4	4	67	26

	$4	$4	$490	$251

As of December 31, 2002 and 2001, $13 and $20 of unrealized loss was recorded in accumulated other comprehensive income related to debt securities that were reclassified from available-for-sale to held-to-maturity at their fair values. The unrealized loss will be amortized to earnings over the remaining life of each security.

During the year ended December 31, 2002, $40 ($25 net of tax) of unrealized loss was reclassified from accumulated other comprehensive income to other income due to other than temporary impairments of available-for-sale investments.

Note 13 - Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2002	2001

Accounts payable	$4,431	$4,793
Accrued compensation and employee benefit costs	2,876	2,590
Pension liabilities	1,177	745
Product warranty liabilities	898	1,012
Lease and other deposits	280	354
Dividends payable	143	143
Other	3,934	4,600

	$13,739	$14,237

Accounts payable included $301 and $351 as of December 31, 2002 and 2001, attributable to checks written but not yet cleared by the bank. Other liabilities as of December 31, 2002 and 2001, included $146 and $542 attributable to the special charges due to the events of September 11, 2001, described in Note 3.

Note 14 - Deferred Lease Income

In 2001, the Company delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, the Company and the UKRAF arranged to assign the contractual lease payments to an independent financial institution. The Company received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to the Company. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of December 31, 2002 and 2001, the balance of $542 and $622 represented the present value of the remaining deferred lease income.

Note 15 - Debt

Debt at December 31 consisted of the following:

	2002	2001

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.540% - 14.280% notes due through 2012	$50	$60
Senior debt securities
1.400% - 7.375% notes due through 2013	5,006	4,737
Senior medium-term notes
1.440% - 7.530% notes due through 2017	3,113	2,039
Euro medium-term notes
3.410% due through 2004	51
Subordinated notes
3.900% - 8.310% due through 2012	24	24
Capital lease obligations due through 2008	362	392
Retail notes	487
Commercial paper securitized due 2012	299
Commercial paper	73	43

Subtotal Boeing Capital Corporation	$9,465	$7,295

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$566	$593
Unsecured debentures and notes
49, 7.565% due Mar. 30, 2002		46
120, 9.250% due Apr. 1, 2002		120
300, 6.750% due Sep. 15, 2002		300
300, 6.350% due Jun. 15, 2003	300	300
200, 7.875% due Feb. 15, 2005	203	204
199, 0.000% due May 31, 2005	174
300, 6.625% due Jun. 1, 2005	297	295
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	348	348
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
6.840% - 7.460% due through 2006	60	70
Capital lease obligations due through 2005	337	67
Other notes	165	139

Subtotal other Boeing debt	$4,938	$4,970

Total debt	$14,403	$12,265

The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.

Capital lease obligations include three aircraft that the Company will purchase in 2003.

The $300 debentures due August 15, 2024, are redeemable at the holder’s option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity.

Additional disclosure information

Maturities of long-term debt for the next five years are as follows:

	2003	2004	2005	2006	2007

BCC	$1,153	$1,042	$1,076	$1,242	$1,196
Other Boeing	661	96	714	483	38

	$1,814	$1,138	$1,790	$1,725	$1,234

The Company has $4,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. The Company continues to be in full compliance with all covenants contained in various debt agreements.

Total debt interest, including amounts capitalized, was $749, $730 and $527 for the years ended December 31, 2002, 2001 and 2000, and interest payments were $720, $587 and $599, respectively.

Short-term debt and current portion of long-term debt as of December 31, 2002, consisted of the following:

	Consolidated Total	BCC Only

C/P conduit	$30	$30
Senior medium-term notes	915	900
Commercial paper	73	73
Unsecured debentures and notes	300
Capital lease obligations	437	143
Non-recourse debt and notes	35	7
Other notes	24

	$1,814	$1,153

At December 31, 2002 and 2001, BCC had borrowings under its commercial paper program totaling $73 and $43. The weighted average interest rate on short-term borrowings at December 31, 2002 and 2001, was 2.8% and 4.4%.

Financing activities

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission (SEC), which was declared effective on February 26, 2001. As of December 31, 2002, BCC had received proceeds from the issuance of $3,250, in aggregate, of senior notes. Effective October 31, 2001, BCC allocated $1,000 to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 under the shelf registration was allocated to this program. As of the filing date hereof, an aggregate amount of $427 remains available under the Series XI medium-term program for potential debt issuance.

On February 22, 2002, BCC filed a public shelf registration of $5,000 with the SEC, which was declared effective on March 4, 2002. BCC allocated $1,000 to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of one thousand dollars. As of the filing date hereof, an aggregate amount of $3,895, of which $495 is retail notes, remains available for potential debt issuance.

On June 6, 2002, BCC established a $1,500 Euro medium-term note program. As of the filing date hereof, an aggregate amount of $1,440 remains available for potential debt issuance.

On September 13, 2002, the Company filed a public shelf registration of $1,000 with the SEC, which was declared effective on September 20, 2002. On February 11, 2003, the Company had received proceeds from the issuance of $1,000 of unsecured notes. This issuance was made up of two offerings; $600, 5.125% note due 2013, and $400, 6.125% note due 2033.

On May 24, 2001, American Airlines issued EETCs, and the Company through BCC received proceeds attributable to monetization of lease receivables associated with 32 MD-83 aircraft owned by BCC and on lease to American Airlines. These borrowings of $566 as of December 31, 2002, are non-recourse to the Company and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%. BCC accounts for this transaction as a leveraged lease, therefore, this debt balance is netted against the BCC sales-type/financing lease assets.

In December 2002, BCC completed an asset securitization that raised $299 of secured debt through the use of a bank-sponsored Commercial Paper Conduit (C/P Conduit). As collateral for the debt, BCC transferred $331 of assets from its portfolio to the C/P Conduit. These portfolio assets consisted of the cash flows associated with specific financing leases, notes and other receivables and operating leases. BCC also assigned to the C/P Conduit perfected security interests in $278 of collateral underlying the transferred portfolio assets. The collateral pledged indirectly provides the C/P Conduit with additional protection in the event that the cash flows from the leases and notes are insufficient to cover the total debt outstanding under the transaction. The secured debt and securitized assets remain on BCC’s balance sheet.

Note 16 - Postretirement Plans

The Company’s postretirement benefits other than pensions consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.

The following table reconciles the funded status of both pensions and the other postretirement benefits (OPB), principally retiree health care, to the balance on the Consolidated Statements of Financial Position. Plan assets consist primarily of equities, fixed income obligations and cash equivalents. The pension benefit obligations and plan assets shown in the table are valued as of September 30.

	Pensions		Other Postretirment Benefits

	2002	2001	2002	2001

Benefit obligation
Beginning balance	$32,693	$29,102	$6,800	$6,268
Service cost	703	591	133	132
Interest cost	2,261	2,187	471	478
Plan participants' contributions	13	12
Amendments	204	188	(63)	73
Actuarial loss	2,273	2,562	1,464	258
Acquisitions/dispositions, net	(13)			(34)
Settlement/curtailment	(90)		(57)
Benefits paid	(2,073)	(1,949)	(440)	(375)

Ending balance	$35,971	$32,693	$8,308	$6,800

Plan assets -- fair value
Beginning balance	$33,810	$42,856	$39	$30
Acquisitions/dispositions, net	(20)	6
Actual return on plan assets	(3,273)	(7,150)
Company contribution	340	19	16	14
Plan participants' contributions	13	12
Benefits paid	(2,037)	(1,918)	(7)	(5)
Exchange rate adjustment	1	(15)

Ending balance	$28,834	$33,810	$48	$39

Reconciliation of funded status to net amounts recognized
Funded status -- plan assets in excess of (less than) projected benefit obligation	$(7,137)	$1,117	$(8,260)	$(6,761)
Unrecognized net actuarial loss	11,952	2,897	2,980	1,652
Unrecognized prior service costs	1,442	1,465	(338)	(360)
Unrecognized net transition asset	(1)	(5)
Adjustment to fourth quarter contributions	8	7	120	102

Net amount recognized	$6,264	$5,481	$(5,498)	$(5,367)

Amount recognized in statement of financial position
Prepaid benefit cost	$6,671	$5,838
Intangible asset	770	388
Accumulated other comprehensive income	6,271	555
Accounts payable and other liabilities	(1,177)	(745)	$(64)
Accrued retiree health care			(5,434)	$(5,367)
Accrued pension plan liability	(6,271)	(555)

Net amount recognized	$6,264	$5,481	$(5,498)	$(5,367)

As of December 31, 2002, accounts payable and other liabilities included $64 for the Company’s reserves for claims incurred, but not reported (IBNR).

Components of net periodic benefit costs and other supplemental information were as follows:

Year Ended December 31,	2002	2001	2000

Components of net periodic benefit cost -- pensions
Service cost	$703	$591	$636
Interest cost	2,261	2,187	2,079
Expected return on plan assets	(3,558)	(3,452)	(3,117)
Amortization of net transition asset	(3)	(26)	(103)
Amortization of prior service costs	160	150	149
Recognized net actuarial gain	(35)	(370)	(72)
Settlement/curtailment	68

Net periodic benefit income	$(404)	$(920)	$(428)

Year Ended December 31,	2002	2001	2000

Components of net periodic benefit cost -- OPB
Service cost	$133	$132	$138
Interest cost	472	478	419
Expected return on plan assets	(4)	(3)	(2)
Amortization of prior service costs	(57)	(69)	(66)
Recognized net actuarial loss	82	60	44
Settlement/curtailment	(27)

Net periodic benefit cost	$599	$598	$533

Weighted average assumptions as of December 31,	2002	2001	2000

Discount rate: pensions and OPB	6.50%	7.00%	7.75%
Expected return on plan assets	9.00%	9.25%	9.25%
Rate of compensation increase	5.50%	5.50%	5.50%

Effect of 1% change in assumed health care costs	2002	2001	2000

Effect on total of service and interest cost
1% increase	$67	$70	$64
1% decrease	(57)	(60)	(57)
Effect on postretirement benefit obligation
1% increase	$802	$626	$603
1% decrease	(686)	(542)	(517)

Postretirement net periodic costs were calculated based on assumed cost growth for retiree health care costs of a 12% annual rate for 2003, decreasing to a 5% annual growth rate by 2010. For 2002, benefit costs for retiree health care were calculated based on an annual growth rate of 9%, decreasing to a 5% annual growth rate by 2010.

The Company has various pension plans covering substantially all employees. All major pension plans are funded, and all but one have accumulated benefit obligations that exceed plan assets. The following table shows the key information for the plans with accumulated benefit obligations in excess of plan assets.

December 31,	2002	2001

Accumulated benefit obligation	$23,729	$3,159
Effect of future salary growth	1,393	142

Projected benefit obligation	25,122	3,301

Fair value of plan assets	19,709	2,481

Funded status -- projected benefit obligation in excess of fair value of plan assets	$(5,413)	$(820)
Unrecognized net actuarial loss	7,651	665
Unrecognized prior service cost	770	389
Adjustment for fourth quarter contributions expense	7	7

Prepaid pension expense	$3,015	$241

Net periodic pension (income)/expense	$(365)	$34

Certain of the pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plan first will be used to provide the level of retirement benefits required by the Employee Retirement Income Security Act, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in the Company’s group insurance benefit programs.

The Company has an agreement with the U.S. Government with respect to certain of the Company pension plans. Under the agreement, should the Company terminate any of the plans under conditions in which the plan’s assets exceed that plan’s obligations, the U.S. Government will be entitled to a fair allocation of any of the plan’s assets based on plan contributions that were reimbursed under U.S. Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% non-deductible excise tax on the gross assets reverted if the Company establishes a qualified replacement plan or amends the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount retained by the Company is treated as taxable income.

The Company provides certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans and a funded plan for unused sick leave. The provision for these defined contribution plans was $448, $452 and $406 in 2002, 2001, and 2000, respectively.

Note 17 - Share-Based Compensation

The ‘Share-based plans expense’ caption on the Consolidated Statements of Operations represents the total expense recognized for all Company plans that are payable only in stock. These plans are described below.

Certain deferred stock compensation plans are reflected in general and administrative expense. The Company has issued 7,244,094 stock units as of December 31, 2002, that are convertible to either stock or a cash equivalent, of which 6,639,457 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance. The reduction in expense (expense) related to deferred stock compensation was $42, $163 and $(75) in 2002, 2001 and 2000, respectively.

The following summarizes share-based expense for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000

Performance Shares	$295	$227	$147
ShareValue Trust	71	72	72
Stock options, other	81	79	97

	$447	$378	$316

Performance Shares
Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock issue price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 184.2%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Shares awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if the Company’s total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

No Performance Share awards were converted to common stock or deferred stock units in 2002 or 2001. During 2000, 75% of the Performance Share awards expiring February 22, 2004, were converted to common stock or deferred stock units (cumulative 3,402,874 Performance Shares), and 55% of the Performance Share awards expiring February 28, 2005, were converted to common stock or deferred stock units (cumulative 3,495,725 Performance Shares).

The following table summarizes information about Performance Shares outstanding at December 31, 2002, 2001 and 2000, respectively.

(shares in thousands)			Performance Shares Outstanding

Grant Date	Expiration Date	Issue Price	2002	2001	2000

2/23/98	2/23/03	$50 11/16	3,572	3,528	3,490
2/22/99	2/22/04	36 1/4	1,155	1,142	1,131
2/28/00	2/28/05	37	2,286	2,262	2,264
10/09/00	2/28/05	37	576	578	583
2/26/01	2/26/06	62 3/4	5,810	5,797
2/25/02	2/25/07	44 15/16	5,643

ShareValue Trust
The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2002, the Trust held 40,373,809 shares of the Company’s common stock, split equally between two funds, “fund 1” and “fund 2.” If on June 30, 2004, the market value of fund 2 exceeds $913 (the threshold representing a 3% per annum rate of return), the amount in excess of the threshold will be distributed to employees. The June 30, 2004, market value of fund 2 after distribution (if any) will be the basis for determining any potential distribution on June 30, 2008. Similarly, if on June 30, 2006, the market value of fund 1 exceeds $1,004, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to the Company.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.

Stock options
The Company’s 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of the Company or its subsidiaries and contract employees. Under the terms of the plan, 64,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007. As of December 31, 2002, no SARs have been granted under the 1997 Plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of the Company or its subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of the Company or its subsidiaries. No further grants may be awarded under these three plans.

Options have been granted with an exercise price equal to the fair market value of the Company’s stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant.

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	2002		2001		2000

(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Number of shares under option:
Oustanding at beginning of year	28,186	$42.97	27,904	$40.58	29,228	$38.02
Granted	2,745	40.69	2,812	56.94	3,693	45.63
Exercised	(1,998)	24.47	(2,316)	30.58	(4,673)	28.30
Canceled or expired	(265)	46.17	(214)	48.13	(328)	46.20
Exercised as SARs					(16)	21.56

Outstanding at end of year	28,668	44.01	28,186	42.97	27,904	40.58

Exercisable at end of year	20,384	42.75	19,416	39.45	18,710	37.32

As of December 31, 2002, 14,323,687 shares were available for grant under the 1997 Plan, and 3,715,168 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 2002 (Shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price

$10 to $19	1,602	1.4	$15.10	1,602	$15.10
$20 to $29	2,279	1.9	23.39	2,277	23.39
$30 to $39	3,622	6.2	39.08	2,168	38.95
$40 to $49	9,120	6.3	42.00	5,462	42.23
$50 to $59	11,792	5.7	54.58	8,773	53.85
$60 to $69	253	8.2	63.79	102	63.81

	28,668			20,384

The Company has determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 2002, 2001 and 2000 to be $16.78, $21.35 and $18.18, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions:

	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate

2002	7/19/02	9 years	30%	1.1%	4.5%
2001	7/20/01	9 years	23%	1.1%	5.1%
2000	6/21/00	9 years	22%	1.1%	6.1%
	10/9/00	9 years	23%	1.1%	5.8%
	10/10/00	9 years	23%	1.1%	5.8%

Other stock unit awards
The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,823,591, 1,597,343 and 1,880,544 as of December 31, 2002, 2001 and 2000, respectively.

Note 18 - Shareholders' Equity

In August 1998, the Board of Directors approved a resolution authorizing management to repurchase up to 15% of the Company’s issued and outstanding stock as of June 30, 1998 (excluding shares held by the ShareValue Trust), which amounted to 145,899,000 shares. This repurchase program was completed in 2000. In December 2000 an additional repurchase program was authorized by the Board of Directors. Under this resolution, management is authorized to repurchase up to 85,000,000 shares. The Company did not repurchase any shares during the year ended December 31, 2002. As of December 31, 2001, the Company had repurchased 40,734,500 shares.

Twenty million shares of authorized preferred stock remain unissued.

Note 19 - Derivative Financial Instruments

Derivative and hedging activities
As adopted January 1, 2001, the Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The adoption of SFAS No. 133 in 2001 resulted in a transition gain of $1 on the Consolidated Statements of Operations shown under the caption ‘Cumulative effect of accounting change, net of tax,’ and a net loss of $18 ($11 net of tax) recorded to accumulated other comprehensive income.

The Company is exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates, and commodity prices. These exposures are managed, in part, with the use of derivatives. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are generally designated as cash flow hedges of variable-rate debt obligations. The Company uses interest rate swaps to adjust the amount of total debt that is subject to variable and fixed interest rates. The following is a summary of the Company’s risk management strategies and the effect of these strategies on the consolidated financial statements.

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

Interest rate swaps under which the Company agrees to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. This hedge relationship mitigates the changes in fair value of the hedged portion of the firm commitment caused by changes in interest rates. The net change in fair value of the derivatives and the hedged items is reported in earnings. For the year ended December 31, 2002, ineffectiveness losses of $8 were recorded in interest expense related to the forward-starting interest rate swaps. Ineffectiveness was insignificant for the year ended December 31, 2001.

For the years ended December 31, 2002 and 2001, $5 and $1 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings. During 2003, the Company expects to amortize $8 of gains from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to earnings.

Cash flow hedges
For derivatives designated as hedges of the exposure to variable cash flows of a forecasted transaction (referred to as cash flow hedges), the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of accumulated other comprehensive income) and subsequently reclassified into earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Cash flow hedges used by the Company include certain interest rate swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which the Company agrees to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. The Company uses foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. The Company’s foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. Commodity derivatives, such as fixed-price purchase commitments, are used by the Company to hedge against potentially unfavorable price changes for items used in production.

The Company entered into certain commitments to purchase electricity at fixed prices over the next two years, a percentage of which are designated as cash flow hedges. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the years ended December 31, 2002 and 2001.

At December 31, 2002 and 2001, net losses of $74 ($47 net of tax) and $172 ($108 net of tax) were recorded in accumulated other comprehensive income associated with the Company’s cash flow hedging transactions. For the years ended December 31, 2002 and 2001, losses of $46 and $14 (net of tax) were reclassified to cost of products and services. During the next year, the Company expects to reclassify to cost of products and services a loss of $22 (net of tax).

Derivative financial instruments not receiving hedge treatment
The Company also holds certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the years ended December 31, 2002 and 2001, these non-hedging instruments resulted in gains of $25 and $15.

Note 20 - Arrangements with Off-Balance Sheet Risk

The Company is a party to certain arrangements with off-balance sheet risk in the normal course of business, as discussed below.

Guarantees
In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. Refer to Note 2 for more information about the impact of FIN 45 on the Company’s financial statements.

Third-party guarantees
The following tables provide quantitative data regarding the Company’s third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect results expected by the Company. Estimated proceeds from collateral and recourse represent the anticipated values of assets the Company could liquidate or receive from other parties to offset its payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects the Company’s best estimate of future payments it may incur as part of fulfilling its guarantee obligations. Portions of certain liabilities were established in prior periods as part of the Company’s special charges due to the events of September 11, 2001.

As of December 31, 2002	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amounts of Liabilities*	Portion of Liabilities Related to the Events of Septemer 11, 2001

Asset-related guarantees	$790	$629	$17	$7
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1

As of December 31, 2001	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amounts of Liabilities*	Portion of Liabilities Related to the Events of Septemer 11, 2001

Asset-related guarantees	$874	$711	$158	$48
Credit guarantees related to the Sea Launch venture	557	187	200
Other credit guarantees	324	69	59
Equipment trust certificates	184	103
Performance guarantees	93		2

*Amounts included in accounts payable and other liabilities

The Company has issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 16 years. No aircraft have been delivered with these types of guarantees in several years.

The Company has issued credit guarantees to creditors of the Sea Launch venture, of which the Company is a 40% owner, to assist the venture in obtaining financing. In the event the Company is required to perform on these guarantees, it has the right to recover a portion of the loss from another venture partner, and has collateral rights to certain assets of the venture. In addition, the Company has issued credit guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. The Company’s commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 13 years.

As a liquidity provider for ETC pass-through arrangements, the Company has certain obligations to investors in the trusts, which requires funding to the trust to cover interest due to such investors resulting from an event of default by United Airlines. In the event of funding, the Company receives a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, the Company advanced $101 to the trust perfecting its collateral position and terminating its liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to the Company.

Also relating to its ETC investments, the Company has potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below a certain level according to the terms of these agreements. These obligations would cease if United Airlines were to default on its interest payments to the trust. These guarantees will expire within the next 12 years.

The Company has outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, the Company would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire within the next 15 years.

Product warranties
The Company provides product warranties in conjunction with certain product sales.

The majority of the Company’s warranties are issued by the Commercial Airplanes segment. Generally, aircraft sales are accompanied by a 3 to 4 year standard warranty for systems, accessories, equipment, parts, and software manufactured by the Company or manufactured to certain standards under its authorization. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by the Space and Communications and Military Aircraft and Missile Systems segments principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by the Company to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2002.

As of December 31,	2001	Additions for New Warranties	Reductions for Payments Made	Changes in Estimate	2002

Product warranty liabilities*	$1,012	$139	$(289)	$36	$898

*Amounts included in accounts payable and other liabilities

Material variable interests in unconsolidated entities
The Company is currently assessing the application of FIN 46 as it relates to its variable interests. While the Company is currently not required to consolidate the full amount of the ETCs, EETCs or the Sea Launch venture in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company’s investment in ETCs and EETCs aggregated $455 at December 31, 2002. The Company’s total maximum exposure to loss from ETCs and EETCs is $637, comprised of the $455 investment balance, rights to collateral estimated at $101 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $81 relating to potential shortfall interest payments. During the year ended December 31, 2002, the Company recorded revenues of $25, cash inflows of $41, and impairment expense of $79 relating to these investments. As of December 31, 2002, the VIE (ETCs and EETCs) in which the Company has invested have total assets of approximately $4,200 and total debt (which is non-recourse to the Company) of approximately $3,700. Related to the Sea Launch venture, the Company’s total maximum exposure to loss is $621 assuming no estimated proceeds from collateral or recourse from other venture partners, comprised of $335 of exposure related to guarantees to certain Sea Launch creditors ($535 net of $200 in established reserves), $33 of exposure related to performance guarantees provided by the Company to a Sea Launch customer and $253 of financial exposure related to accounts receivable/inventory reflected in the consolidated financial statements. The total assets and total liabilities of the Sea Launch venture each represent less than 4% of the Company’s consolidated total assets and total liabilities as of December 31, 2002. The Company made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2002.

Other commitments
The Company enters into certain trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from the Company. In the event the Company accepts an aircraft under a trade-in agreement, the aircraft purchased by the Company serves as collateral to offset amounts paid by the Company to the customer. As of December 31, 2002 and 2001, accounts payable and other liabilities included $156 and $189 related to trade-in commitments, of which $93 and $140 was related to the events of September 11, 2001. The total contractual trade-in value of all aircraft that customers had the right to sell to the Company was $1,993 and $3,262 as of December 31, 2002 and 2001. The Company estimated the fair value of those aircraft was $1,837 and $3,073 as of December 31, 2002 and 2001. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. Updates on the likelihood that trade-in commitments will be exercised using both quantitative information from valuation sources and qualitative information from other sources are continually assessed. The Company continues to monitor all trade-in commitments for adverse developments.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $3,223 and $7,508 as of December 31, 2002 and 2001. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has other additional commitments to arrange for equipment financing totaling $106 and $344 as of December 31, 2002 and 2001.

As of December 31, 2002 and 2001, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $246 and $323. These lease commitments extend through 2015, and the Company’s intent is to recover these lease commitments through sublease arrangements. As of December 31, 2002 and 2001, accounts payable and other liabilities included $130 ($2 related to the events of September 11, 2001) and $116 ($1 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

As of December 31, 2002, the Company had extended a $69 credit line agreement to one of its joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

Note 21 - Significant Group Concentrations of Risk

Credit risk
Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. Of the $17,218 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position, $8,837 related to commercial aircraft customers ($315 of accounts receivable and $8,522 of customer financing) and $2,860 related to the U.S. Government. Of the $8,522 of aircraft customer financing, $7,606 related to customers the Company believes have less than investment-grade credit. AMR Corporation, AirTran Airways and UAL Corporation were associated with 11%, 12% and 14% of all financial instruments related to customer financing. Financing for aircraft is collateralized by security in the related asset, and historically the Company has not experienced a problem in accessing such collateral.

As of December 31, 2002, off-balance sheet financial instruments described in Note 20 predominantly related to commercial aircraft customers. Similarly, of the $3,223 of irrevocable financing commitments related to aircraft on order including options, $3,128 related to customers the Company believes have less than investment-grade credit.

Other risk
The Commercial Airplanes segment is subject to both operational and external business environment risks. Operational risks that can disrupt the Company’s ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of the Company’s commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, performance issues with key suppliers and subcontractors and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models such as the 717 program, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. Financing support may be provided by the Company to airlines, some of which are unable to obtain other financing. External business environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, acts of aggression that impact the perceived safety of commercial flight, escalation trends inherent in pricing the Company’s aircraft, and a competitive industry structure which results in market pressure to reduce product prices.

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

The commercial launch and satellite service markets have some degree of uncertainty since global demand is driven in part by the launch customers’ access to capital markets. Additionally, some of the Company’s competitors for launch services receive direct or indirect government funding. The satellite market includes some degree of risk and uncertainty relating to the attainment of technological specifications and performance requirements.

Risk associated with the Boeing Capital Corporation segment includes interest rate risks, asset valuation risks, specifically, aircraft valuation risks, and credit and collectability risks of counterparties.

As of December 31, 2002, the Company’s principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 20% of employees (current agreements expiring in May 2004, and September and October 2005); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 13% of employees (current agreements expiring February 2004 and December 2005); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of employees (current agreements expiring May 2003, April 2004, and September 2005).

Note 22 - Disclosures about Fair Value of Financial Instruments

As of December 31, 2002 and 2001, the carrying amount of accounts receivable was $5,007 and $5,156, respectively, and the fair value of accounts receivable was estimated to be $4,772 and $5,054, respectively. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period. The carrying value of accounts payable is estimated to approximate fair value.

As of December 31, 2002, the carrying amount of notes receivable, net of valuation allowance, was $2,954 and the fair value was estimated to be $3,258. As of December 31, 2001, the carrying amount of notes receivable, net of valuation allowance, was estimated to approximate fair value. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 2002 and 2001, the carrying amount of debt, net of capital leases, was $13,704 and $11,805, respectively, and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $14,604 and $12,274, respectively. The Company’s debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments. Other off-balance sheet financial instruments, including asset-related guarantees, credit guarantees, and interest rate guarantees related to an equipment trust certificate, are estimated to have a fair value of $358 at December 31, 2002.

Note 23 - Contingencies

Legal
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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2002, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract on the grounds that the Team could not meet the revised contract schedule unilaterally imposed by the U.S. Government. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. This followed an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal. The Team appealed that decision to the Court of Appeals and is awaiting a decision. The Team also obtained a stay of the trial court’s judgment to prevent the Navy from collecting any allegedly due amounts prior to the decision by the Court of Appeals.

If, after all judicial proceedings have ended, the courts determine contrary to the Company’s belief that a termination for default was appropriate, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to the Company’s belief the courts further hold that a money judgment should be entered against the Team, the Company would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,040). The loss to the Company would total approximately $1,465 in pre-tax charges. Should, however, the trial court’s decision on termination be reversed on appeal and its 1998 judgment in favor of the Team be reinstated, the Company would receive approximately $957, including interest.

The Company believes, supported by an opinion of outside counsel, that the trial court’s rulings with respect to the enforceability of the unilateral schedule and the termination for default are contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2002. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

The Company is a defendant in seven employment discrimination matters in which class certification is sought or has been granted.  Three matters are pending in the Federal District Court for the Western District of Washington in Seattle; one case is pending in the Federal District court for the Central District of California in Los Angeles; one case is pending in the Federal District Court in St. Louis, Missouri; one case is pending in the Federal District Court in Tulsa, Oklahoma; and the final case is pending in the Federal District Court in Wichita, Kansas. The Company intends to continue its aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on the financial statements.

Other contingencies
The Company is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in the Company being involved with related legal proceedings, claims and remediation obligations since the 1980s.

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company’s policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company’s financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2002, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, the Company believes it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to the Company’s financial position or operating results and cash flow trends.

The Company has entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $1,663 at December 31, 2002.

Note 24 - Segment Information

The Company is organized based on the products and services it offers and operates in four principal segments: Commercial Airplanes, Military Aircraft and Missile Systems, Space and Communications, and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management. Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. Military Aircraft and Missile Systems operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles. Space and Communications operations principally involve research, development, production, modification and support of the following products and related systems: space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some Military Aircraft and Missile Systems and Space and Communications products are contracted in the commercial environment, the primary customer is the U.S. Government. BCC is primarily engaged in the financing of commercial and private aircraft, and commercial equipment. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the United Kingdom Royal Air Force, are included within the Other segment classification.

In the second quarter of 2001, the Company established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way broadband data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. The 2001 and 2000 results have been reclassified to conform to the revised segment classifications.

In the first quarter of 2002, the Company began separately reporting BCC which was originally included in the Customer and Commercial Financing segment classification. The 2001 and 2000 results have been restated to conform to the revised segment classification with the remaining balance reclassified to the Other segment.

On July 10, 2002, the Company announced the creation of Integrated Defense Systems (IDS), a business unit merging the Company’s total space, defense, government, intelligence and communications capabilities into one organization. Prior to the announcement, these operations were contained in the Company’s Military Aircraft and Missile Systems and Space and Communications reportable segments. Since the formation of IDS, the composition and review structure of internal financial information related to these operations has remained unchanged. Hence, at present, segment disclosures remain on the same basis. Beginning in the first quarter of 2003, the Company will no longer report results for Military Aircraft and Missile Systems segment and Space and Communications segment and will report consolidated IDS results and the results of its four reporting segments: (1) Aircraft and Weapon Systems; (2) Network Systems; (3) Launch and Orbital Systems; and (4) Support Systems.

While the Company’s principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Sales and other operating revenue by geographic area consisted of the following:

Year Ended December 31,	2002	2001	2000

Asia, other than China	$7,614	$7,112	$5,568
China	1,442	1,504	1,026
Europe	5,871	8,434	9,038
Oceania	1,813	895	887
Africa	525	573	542
Western Hemisphere, other than the United States	669	875	559

	17,934	19,393	17,620
United States	36,135	38,805	33,701

Total sales	$54,069	$58,198	$51,321

Commercial Airplanes segment sales were approximately 78%, 70% and 86% of total sales in Europe and approximately 87%, 89% and 90% of total sales in Asia, excluding China, for 2002, 2001 and 2000, respectively. Military Aircraft and Missile Systems segment and Space and Communications segment combined sales were approximately 20%, 29% and 13% of total sales in Europe for 2002, 2001 and 2000, respectively. Military Aircraft and Missile Systems segment and Space and Communications segment combined sales were approximately 12%, 10% and 9% of total sales in Asia, excluding China, for the same respective years. Exclusive of these amounts, Military Aircraft and Missile Systems segment and Space and Communications segment sales were principally to the U.S. Government and represented 42%, 33% and 34% of consolidated sales for 2002, 2001 and 2000, respectively. Approximately 5% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

	Sales and other operating revenues

Year Ended December 31,	2002	2001	2000

Commercial Airplanes	$28,387	$35,056	$31,171
Military Aircraft and Missile Systems	13,990	12,451	11,924
Space and Communications	10,967	10,364	8,039
Boeing Capital Corporation	994	815	545
Other	544	413	486
Accounting differences/eliminations	(813)	(901)	(844)

	$54,069	$58,198	$51,321

	Net earnings

Year Ended December 31,	2002	2001	2000

Commercial Airplanes	$2,847	$2,632	$2,736
Military Aircraft and Missile Systems	1,652	1,346	1,245
Space and Communications	357	619	(243)
Boeing Capital Corporation	482	562	397
Other	(424)	(354)	43
Accounting differences/eliminations	(406)	(368)	(442)
Share-based plans expense	(447)	(378)	(316)
Unallocated expense	(193)	(163)	(362)

Earnings from operations	3,868	3,896	3,058
Other income/(expense), net	42	318	386
Interest and debt expense:
Boeing Capital Corporation	(410)	(324)	(229)
Other	(320)	(326)	(216)

Earnings before taxes	3,180	3,564	2,999
Income taxes	861	738	871

	$2,319	$2,826	$2,128

	Depreciation and amortization

Year Ended December 31,	2002	2001	2000

Commercial Airplanes	$463	$540	$567
Military Aircraft and Missile Systems	161	235	181
Space and Communications	316	417	181
Boeing Capital Corporation	230	156	101
Other	44	95	92
Unallocated	295	309	358

	$1,509	$1,752	$1,480

For internal reporting purposes, the Company records Commercial Airplanes segment revenues and operating profits for airplanes transferred to other segments, and such transfers may include airplanes accounted for as operating leases that are considered transferred to BCC. The revenues for these transfers are eliminated in the ‘Accounting differences/eliminations’ caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenue and operating profit for the consolidated financial statements.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting described in Note 1. For internal measurement purposes, the Commercial Airplanes segment records cost of sales based on the cost of specific units delivered, and to the extent that inventoriable costs exceed estimated revenues, a loss is not recognized until delivery is made, which is not in accordance with generally accepted accounting principles. For the 717 program, the cost of the specific units delivered is reduced, on a per-unit basis, by the amount previously recognized for forward losses. Proceeds from certain Commercial Airplanes segment suppliers attributable to participation in development efforts are accounted for as a reduction in the cost of inventory received from the supplier under the program accounting method, and as an expense reduction in the period the proceeds are received for internal measurement purposes. These adjustments between the internal measurement method and the program accounting method are included in the ‘Accounting differences/eliminations’ caption of net earnings. These adjustments totaled $(830), $(721) and $(637) for the years ended December 31, 2002, 2001 and 2000, respectively.

BCC segment revenues consist principally of interest from financing receivables and lease income from operating lease equipment. Additionally, segment earnings reflect depreciation on leased equipment and expenses recorded against the valuation allowance presented in Note 10. No interest expense on debt is included in BCC segment earnings for 2002. Beginning in 2003, interest expense on debt will be included in BCC segment earnings.

The Company provides BCC with certain intercompany guarantees and other subsidies. Intercompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). Residual value guarantees provide BCC a specified asset value at the end of a lease agreement with a third party in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of BCC’s losses on financed aircraft in the event of a loss upon disposition of the aircraft following a default by the third party lessee. Rental guarantees are whole or partial guarantees covering BCC against the third party lessee’s failure to pay rent under the lease agreement. In addition to guarantees, other subsidies are also provided to BCC mainly in the form of rental payments on restructured third party leases and interest rate subsidies.

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

	Year Ended December 31		Three months ended December 31

	2002	2001	2002	2001

Guarantees and asset impairments	$257	$50	$111	$2
Lease accounting differences	(1)	49	(46)	22
Other subsidies	49	8	14	5

	$305	$107	$79	$29

During the year ended December 31, 2002, the Other segment recorded asset impairment charges of $66 related to the impairment of a long-held investment in equipment trust certificates secured by aircraft on lease to United Airlines, $66 related to the impairment of 717s returned to the Company by AMR, and $80 related to an increase in the customer financing valuation allowance resulting from guarantees provided to BCC. The 717 impairment charge was offset by a $60 AMR lease termination fee recorded in earnings during the fourth quarter by the Other segment in the ‘Lease accounting differences’ caption above.

The ‘Accounting differences/eliminations’ caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers’ Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the ‘Accounting differences/eliminations’ caption.

Unallocated expense includes corporate costs not allocated to the operating segments, including, for the period ended December 31, 2001, goodwill amortization resulting from acquisitions prior to 1998. For the period ended December 31, 2002, unallocated expense does not include goodwill amortization as a result of the Company adopting SFAS No. 142, as described in Note 5. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 17. The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Depreciation and amortization relate primarily to shared services assets.

In-process research and development for the year ended December 31, 2000, included $505 associated with the Space and Communications segment and $52 associated with the Commercial Airplanes segment.

Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill acquired prior to 1997, deferred tax assets, and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, income taxes payable, and debentures and notes payable. Unallocated capital expenditures relate primarily to shared services assets. The segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

	Assets

December 31,	2002	2001	2000

Commercial Airplanes	$9,726	$10,851	$10,367
Military Aircraft and Missile Systems	2,232	2,162	2,950
Space and Communications	10,521	10,299	9,629
Boeing Capital Corporation	11,840	9,250	5,391
Other	3,213	1,686	1,854
Unallocated	14,810	14,730	13,313

	$52,342	$48,978	$43,504

	Liabilities

December 31,	2002	2001	2000

Commercial Airplanes	$6,051	$8,211	$8,539
Military Aircraft and Missile Systems	1,499	1,297	1,104
Space and Communications	3,406	3,123	2,903
Boeing Capital Corporation	345	316	198
Other	586	732	42
Unallocated	32,759	24,474	19,698

	$44,646	$38,153	$32,484

	Capital Expenditures, net

Year Ended December 31,	2002	2001	2000

Commercial Airplanes	$135	$207	$237
Military Aircraft and Missile Systems	213	220	58
Space and Communications	324	362	438
Boeing Capital Corporation		1	4
Other	29	32	43
Unallocated	300	367	185

	$1,001	$1,189	$1,965

	Contractual backlog (unaudited)

December 31,	2002	2001	2000

Commercial Airplanes	$68,159	$75,850	$89,780
Military Aircraft and Missile Systems	21,073	17,630	17,113
Space and Communications	14,941	13,111	13,707

	$104,173	$106,591	$120,600

Quarterly Financial Data (Unaudited)

(Dollars in millions except per share data)	2002				2001

Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Sales and other operating revenues	$13,701	$12,690	$13,857	$13,821	$15,702	$13,686	$15,516	$13,293

Earnings from operations	1,039	562	1,275	992	245	1,066	1,367	1,218

Net earnings before cumulative effect of accounting change	590	372	779	578	100	650	840	1,236
Cumulative effect of accounting change, net of tax				(1,827)				1

Net earnings (loss)	590	372	779	(1,249)	100	650	840	1,237

Total comprehensive income	(3,048)	380	810	(1,210)	(297)	578	850	1,213

Basic earnings per share before cumulative effect of accounting change	0.74	0.47	0.97	0.72	0.13	0.81	1.02	1.48
Cumulative effect of accounting change, net of tax				(2.28)

Basic earnings (loss) per share	0.74	0.47	0.97	(1.56)	0.13	0.81	1.02	1.48

Diluted earnings per share before cumulative effect of accounting change	0.73	0.46	0.96	0.72	0.12	0.80	0.99	1.45
Cumulative effect of accounting change, net of tax				(2.26)

Diluted earnings (loss) per share	0.73	0.46	0.96	(1.54)	0.12	0.80	0.99	1.45

Cash dividends paid per share	0.17	0.17	0.17	0.17	0.17	0.17	0.17	0.17

Market price:
High	36.02	45.28	50.05	51.07	39.42	59.80	69.85	65.60
Low	28.53	33.20	41.00	37.65	31.58	27.60	53.92	49.70
Quarter end	32.99	34.13	45.00	48.25	38.78	33.50	55.60	55.71

Independent Auditors’ Report

Board of Directors and Shareholders
The Boeing Company
Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements (located at pages 33-36 and pages 59-83) referred to above present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 and Note 19 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and its method of accounting for derivative financial instruments effective January 1, 2001 to conform to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

/s/  Deloitte & Touche, LLP

Deloitte & Touche, LLP
Chicago, Illinois
January 30, 2003

Report of Management

To the Shareholders of The Boeing Company:

The accompanying consolidated financial statements of The Boeing Company and subsidiaries have been prepared by management who are responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Financial information elsewhere in this Annual Report is consistent with that in the financial statements.

Management has established and maintains a system of internal control designed to provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period. In addition, management also has established and maintains a system of disclosure controls designed to provide reasonable assurance that information required to be disclosed is accumulated and reported in an accurate and timely manner. The systems of internal control and disclosure control include widely communicated statements of policies and business practices which are designed to require all employees to maintain high ethical standards in the conduct of Company affairs. The internal controls and disclosure controls are augmented by organizational arrangements that provide for appropriate delegation of authority and division of responsibility and by a program of internal audit with management follow-up.

The financial statements have been audited by Deloitte & Touche LLP, independent certified public accountants. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America and included a review of internal controls and selective tests of transactions. The Independent Auditors’ Report appears in this report.

The Audit Committee of the Board of Directors, composed entirely of outside directors, meets periodically with the independent certified public accountants, management and internal auditors to review accounting, auditing, internal accounting controls, litigation and financial reporting matters. The independent certified public accountants and the internal auditors have free access to this committee without management present.

Philip M. Condit	Michael M. Sears	James A. Bell
Chairman of the Board and Chief Executive Officer	Executive Vice President Office of the Chairman and Chief Financial Officer	Senior Vice President Finance and Corporate Controller

Item 9.    Changesin and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directorsand Executive Officers of the Registrant

No family relationships exist among any of the executive officers, directors or director nominees. The directors and executive officers of the Company as of February 27, 2003, are as follows:

Directors

Name	Age	Positions and offices held and business experience

Philip M. Condit	61	Chairman of the Board since February 1997. Chief Executive Officer since April 1996. President from August 1992 through January 1997. Also a director of Hewlett-Packard Company.

Kenneth M. Duberstein	58	Chairman and Chief Executive Officer of The Duberstein Group (consulting firm) since 1989. White House Chief of Staff in 1988 and 1989. Also a director of ConocoPhillips, Fannie Mae, Fleming Companies, Inc., and St. Paul Companies and a governor of the American Stock Exchange and the NASD, Inc.

W. James McNerney, Jr.	53	Chairman and Chief Executive Officer of 3M since January 1, 2001. Since 1982, served in management positions at General Electric Company, with his most recent position being President and Chief Executive Officer of GE Aircraft Engines, 1997-2000.

Lewis E. Platt	61	President and Chief Executive Officer of Hewlett-Packard Company (measurement, computing and communications equipment) from November 1992 until July 1999, and director and Chairman from September 1993 until his retirement in December 1999. In 1995, appointed to the Advisory Committee on Trade Policy Negotiations by President Clinton. Chief Executive Officer and a director of Kendall-Jackson Wine Estates Limited until June 2001. Also a director of 7-Eleven, Inc. and serves on the Wharton School Board of Overseers and as a Trustee of the David and Lucile Packard Foundation.

Paul E. Gray	71	President Emeritus and Professor of Electrical Engineering at Massachusetts Institute of Technology (MIT). Prior thereto, Chairman of the Corporation of MIT (education) from 1990 to 1997 and President from 1980 until 1990.

John F. McDonnell	64	Chairman of McDonnell Douglas Corporation (aerospace) from 1988 until its merger with Boeing in 1997 and Chief Executive Officer from 1988 to 1994. Also a director of Zoltek Companies, Inc. and Chairman of the Board of Trustees of Washington University in St. Louis.

John M. Shalikashvili	66	Retired Chairman of the Joint Chiefs of Staff, U.S. Department of Defense. Prior thereto, the thirteenth Chairman of the Joint Chiefs of Staff (armed forces) from 1993 to 1997. Previously, he served as Commander in Chief of all U.S. Forces in Europe and as NATO's tenth Supreme Allied Commander in Europe. General Shalikashvili is a visiting professor at Stanford University's Center for International Security and Cooperation. Additionally, he serves as a director of Frank Russell Trust Company, L-3 Communications Holdings, Inc., Plug Power Inc., and United Defense Industries Inc.

Harry C. Stonecipher	66	Served as Vice Chairman of the Board from May 2001 until July 2002 and as President and Chief Operating Officer of Boeing from 1997 until May 2001. Mr. Stonecipher served as President and Chief Executive Officer of McDonnell Douglas Corporation (aerospace) from 1994 until its merger with Boeing in 1997. He was Chairman of the Board, President and Chief Executive Officer of Sundstrand Corporation (aerospace) from 1991 to 1994. Mr. Stonecipher is also a director of Milacron, Inc. and PACCAR, Inc.

John H. Biggs	66	Chairman and Chief Executive of TIAA-CREF (national teachers' pension fund) from January 1993 until November 2002. Trustee of Washington University in St. Louis, an at-large trustee of the International Accounting Standards Board Foundation.

John E. Bryson	59	Chairman of the Board, President and Chief Executive Officer, Edison International. Chairman and Chief Executive Officer of Edison International and predecessor companies since 1990. Director of The Walt Disney Company, W.M. Keck Foundation, and Pacific American Income Shares, Inc.

Rozanne L. Ridgway	67	Former Assistant Secretary of State for Europe and Canada. Prior thereto, Co-Chair of The Atlantic Council of the United States (an association to promote better understanding of international issues) from 1993 to 1996 and was its President from 1989 through 1992. Served 32 years with the U. S. State Department, including service as Ambassador to the German Democratic Republic and to Finland, and, from 1985 until her retirement in 1989, as Assistant Secretary of State for Europe and Canada. Also a director of Emerson Electric Company, 3M, The Sara Lee Corporation, the New Perspective Fund, and Manpower, Inc. Trustee of National Geographic Society and the Center for Naval Analyses.

- 90 -

Executive Officers

Name	Age	Positions and offices held and business experience

Philip M. Condit	61	Chairman of the Board since February 1997. Chief Executive Officer since April 1996. President from August 1992 through January 1997. Also a director of Hewlett-Packard Company.

James F. Albaugh	52	Executive Vice President of Boeing since August 2002. President and CEO, Integrated Defense Systems since July 2002. Prior thereto, Senior Vice President of Boeing, President, Space and Communications Group from September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation from April 1998. Prior thereto, President of Rocketdyne Propulsion and Power, now a business of Integrated Defense Systems, from March 1997.

Douglas G. Bain	53	Senior Vice President and General Counsel since August 2000. Prior thereto, Vice President and General Counsel from November 1999. Prior thereto, Vice President of Legal, Contracts, Ethics and Government Relations for Boeing Commercial Airplanes Group from 1996.

Scott Carson	56	Senior Vice President of the Company and President, Connexion by Boeing since November 2000. Prior thereto, Executive Vice President and Chief Financial Officer of Boeing Commercial Airplanes Group, from September 1998. Prior thereto, Executive Vice President of Business Resources for Boeing Information, Space and Defense Systems from November 1997. Prior thereto, Executive Vice President of Boeing Commercial Space Company.

Rudy F. de Leon	50	Senior Vice President-Government Relations, Washington, D.C. Operations since July 2001. Prior thereto, Deputy Secretary of Defense (2000-2001). Prior thereto, Under Secretary of Defense for Personnel and Readiness, from 1997-2000. Confirmed as Under Secretary of the Air Force (1994-1997). Served as the Special Assistant to Secretary of Defense (1993-1994).

John B. Hayhurst	55	Senior Vice President of the Company and President, Air Traffic Management since November 2000. Prior thereto, Vice President of Business Development for the Commercial Aviation Services unit of Boeing Commercial Airplanes Group from June 2000. Prior thereto, Vice President and General Manager of 737 Programs and General Manager of the Renton, WA production site from October 1998. Prior thereto, Vice President and General Manager of North and South America Sales from February 1997. Prior thereto, Vice President and General Manager of the 747X Program from June 1996. Prior thereto, Vice President of Boeing Commercial Airplane Group Product Development from December 1994.

Laurette T. Koellner	48	Chief People and Administration Officer, Executive Vice President since August 2002. Member of the Office of the Chairman since March 2002. Prior thereto, Chief People and Administration Officer, Senior Vice President, from March 2002. Prior thereto, Senior Vice President of the Company and President, Shared Services Group from November 2000. Prior thereto, Vice President and Corporate Controller from March 1999. Prior thereto, Vice President and General Auditor from August 1997. Prior thereto, Vice President of Auditing at McDonnell Douglas Corporation from May 1996. Prior thereto, Division Director of Human Resources at McDonnell Douglas Aerospace Company from May 1994. Current director of Exostar and Sara Lee Corporation.

Alan R. Mulally	57	Executive Vice President, President and CEO, Commercial Airplanes since August 2002. Prior thereto, Senior Vice President of the Company from February 1997 and President of Boeing Commercial Airplanes Group from September 1998 (named CEO of Boeing Commercial Airplanes Group in March 2001). Prior thereto, President of Boeing Information, Space & Defense Systems from August 1997 through August 1998. Prior thereto, President of Boeing Defense & Space Group from January 1997. Prior thereto, Senior Vice President of Airplane Development and Definition, Boeing Commercial Airplane Group from 1994.

James F. Palmer	53	Senior Vice President of the Company and President, Boeing Capital Corporation since November 2000. Prior thereto, Senior Vice President of the Company and President of Shared Services Group from August 1997. Prior thereto, Senior Vice President and Chief Financial Officer of McDonnell Douglas Corporation from July 1995.

Thomas R. Pickering	71	Senior Vice President, International Relations since January 2001. Prior thereto, U.S. Under Secretary of State for Political Affairs from May 1997. Prior thereto, President of the Eurasia Foundation, which makes grants and loans in the states of the former Soviet Union, from December 1996 through April 1997. Prior thereto, U.S. Ambassador to the Russian Federation from May 1993 through November 1996.

Michael M. Sears	55	Executive Vice President and Chief Financial Officer since August 2002. Member of the Office of the Chairman since March 2002. Prior thereto, Senior Vice President and Chief Financial Officer of the Company from May 2000. Prior thereto, Senior Vice President of the Company and President, Military Aircraft and Missiles Systems Group from September 1998. Prior thereto, Executive Vice President of Boeing Information, Space & Defense Systems, and President of McDonnell Aircraft and Missile Systems from August 1997. Prior thereto, President of McDonnell Douglas Aerospace from February 1997. Prior thereto, President of Douglas Aircraft Company from April 1996.

Bonnie W. Soodik	52	Senior Vice President of the Company, and President, Shared Services Group since March 2002. Prior thereto, Vice President of Human Resources for Boeing Space and Communications Group. Prior thereto, Vice President and General Manager of Shared Services Group. Prior thereto, Vice President of Product Assurance and Services at Aircraft & Missiles from April 1997. Prior thereto, Vice President of Quality at Douglas Aircraft from 1995.

David O. Swain	60	Executive Vice President and Chief Technology Officer since August 2002. Member of Office of the Chairman since March 2002. Prior thereto, Senior Vice President of Engineering & Technology of the Company since September 1999 and Chief Technology Officer of the Company since June 2001. Prior thereto, President of Phantom Works from 1999. Prior thereto, Vice President of Engineering of the Company and Executive Vice President of Phantom Works from 1997. Prior thereto, Vice President and General Manager of Advanced Systems and Technology-Phantom Works, McDonnell Douglas Corporation from 1994.

Other information required by Item 10 involving the identification and election of directors is incorporated herein by reference to the registrant’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners and Management *

Item 13. Certain Relationships and Related Transactions *

*	Certain information required by Items 5, 11, 12 and 13 is incorporated herein by reference to the registrant’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)	Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	List of documents filed as part of this report:

	1.	Financial Statements

All consolidated financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

	2.	Financial Statement Schedules

		Schedule	Description	Page
		II	Valuation and Qualifying Accounts	99

The auditors’ report with respect to the above-listed financial statement schedule appears in Exhibit 23 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3. Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
	(i)	Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”).)
	(ii)	Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as "1996 Form 10-K").)

(3)	Articles of Incorporation and By-Laws.
	(i)	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit (3)(iii) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
	(ii)	By-Laws, as amended and restated on June 25, 2001. (Exhibit (3)(i) to the Company's Form 10-Q for the quarter ended June 30, 2001.)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.
	(i)	Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company's Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.
• The Boeing Company Bank Credit Agreements.
	(i)	U.S. $3 Billion 364-Day Credit Agreement dated as of November 22, 2002, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and JPMorgan Securities Inc., as Joint Lead Arrangers and Joint Book Managers, the JPMorgan Chase Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. Filed herewith.
	(ii)	U.S. $700 Million Five-Year Credit Agreement dated as of September 27, 2000, among The Boeing Company, as Borrower, the Lenders party thereto, Salomon Smith Barney Inc. and Chase Securities, Inc., as Joint Lead Arrangers and Joint Book Managers, The Chase Manhattan Bank, as Syndication Agent, and Citibank, N.A., as Administrative Agent for the Lenders. (Exhibit (10) (ii) (Bank Credit Agreements) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
	(iii)	U.S. $ One Billion Five Hundred Million (reduced to $ Eight Hundred Million) 7-Year Bank Credit Agreement among The Boeing Company, as Borrower, the Banks party thereto, Citibank, N.A., as Administrative Agent, and he Chase Manhattan Bank, as Syndication Agent, dated as of December 8, 1997. (Exhibit (10)(i) to the Company's Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1997 (herein referred to as "1997 Form 10-K").)
• Management Contracts and Compensatory Plans.
	(iv)	1988 Stock Option Plan.
(a) Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as "1992 Form 10-K").)
(b) Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)
	(v)	1992 Stock Option Plan for Nonemployee Directors.
(a) Plan. (Exhibit (19) of the Company's Form 10-Q for the quarter ended March 31, 1992.)
(b) Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)
	(vi)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on February 22, 1998. (Exhibit (10)(i) of the Company’s Form 10-Q for the quarter ended March 31, 1998 (herein referred to as “1st Quarter 1998 Form 10-Q”).)
	(vii)	Supplemental Retirement Plan for Executives of The Boeing Company. (Exhibit (10)(ii) of the Company's Form 10-Q for the quarter ended September 30, 1997.)
	(viii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended on February 23, 1998. (Exhibit (10)(ii) to the 1st Quarter 1998 Form 10-Q.)
- 94 -

	(ix)	Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company's Form 10-Q for the quarter ended September 30, 2000.)
	(x)	1993 Incentive Stock Plan for Employees.
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
(a) Amendment No. 1, dated as of June 26, 2000, to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2000.)
	(xiv)	Boeing Company Executive Layoff Benefits Plan, as amended on June 28, 1999. (Exhibit (10) to the Company's Form 10-Q for the quarter ended June 30, 1999.)
	(xv)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)
	(xvi)	The Boeing Company ShareValue Program, as amended on December 20, 1996. (Exhibit (10)(xiii) to the 1996 Form 10-K.)
	(xvii)	Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)
	(xviii)	1999 Bonus and Retention Award Plan, as adopted on April 26, 1999. (Exhibit (10)(ii) to the Company's Form 10-Q for the quarter ended June 30, 2000.)
	(xix)	Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. (Exhibit (10)(xxiii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.)
	(xx)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
	(xxi)	Restricted Stock Unit Grant Agreement with Alan R. Mulally, dated June 30, 1998. (Exhibit (10)(xx) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
	(xxii)	Restricted Stock Unit Grant Agreement with Michael M. Sears, effective as of October 18, 1999. (Exhibit (10)(xxi) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.)
	(xxiii)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company's Form 10-Q for the quarter ended June 30, 2001.)
(12)	Computation of Ratio of Earnings to Fixed Charges.
(13)	Portions of the 2002 Annual Report to Shareholders incorporated by reference herein. Filed herewith.
(21)	List of Company Subsidiaries.
(23)	Independent Auditors' Consent and Report on Financial Statement Schedule for use in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.
(99)	Additional Exhibits
	(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)
	(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company's Form 10-Q for the quarter ended June 30, 1997.)
	(iii)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith as Exhibit (99.1).
	(iv)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith as Exhibit (99.2).

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2002:

On October 4, 2002, the Company filed a Form 8-K to announce that it updated its assessment of its financing unit’s portfolio and would recognize, on a pre-tax basis, certain non-cash charges which will reduce operating earnings approximately $250 million for the quarter ending September 30, 2002.

On October 21, 2002, the Company filed a Form 8-K to announce it had revised its procedure for establishing requirements of, and internal responsibilities for, the Company’s process for doing business with foreign sales consultants and to highlight the significant changes implemented by the revised procedure.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY
(Registrant)

By:	/s/ Philip M. Condit	By:	/s/ Michael M. Sears

	Philip M. Condit - Chairman of the Board, Chief Executive Officer and Director		Michael M. Sears - Executive Vice President, Office of the Chairman and Chief Financial Officer

By:	/s/ James A. Bell

James A. Bell - Senior Vice President Finance and Corporate Controller

Date:  February 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John H. Biggs	/s/ W. James McNerney, Jr.

John H. Biggs - Director	W. James McNerney, Jr. - Director

/s/ John E. Bryson	/s/ Lewis E. Platt

John E. Bryson - Director	Lewis E. Platt - Director

/s/ Kenneth M. Duberstein	/s/ Rozanne L. Ridgway

Kenneth M. Duberstein - Director	Rozanne L. Ridgway - Director

/s/ Paul E. Gray	/s/ John M. Shalikashvili

Paul E. Gray - Director	John M. Shalikashvili - Director

/s/ John F. McDonnell	/s/ Harry C. Stonecipher

John F. McDonnell - Director	Harry C. Stonecipher - Director

THE BOEING COMPANY

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Philip M. Condit, certify that:

1.	I have reviewed this annual report on Form 10-K of The Boeing Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ Philip M. Condit

Philip M. Condit
Chairman of the Board,
Chief Executive Officer and Director

THE BOEING COMPANY

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Michael M. Sears, certify that:

1.	I have reviewed this annual report on Form 10-K of The Boeing Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.	The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/ Michael M. Sears

Michael M. Sears
Executive Vice President,
Office of the Chairman and
Chief Financial Officer

SCHEDULE II - Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Doubtful Accounts and Customer Financing
(Deducted from assets to which they apply)

(Dollars in millions)	2002	2001	2000

Balance at January 1	$206	$220	$322
Charges to costs and expenses	277	77	49
Deductions from reserves (accounts charged off)	(30)	(91)	(151)

Balance at December 31	$453	$206	$220