Form 10-Q
period 2003-03-31
BOEING CO
filed 2003-05-05
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-442

THE BOEING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	91-0425694

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Riverside, Chicago, IL	60606-1596

(Address of principal executive offices)	(Zip Code)

(312) 544-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      X        No

As of April 24, 2003, there were 800,139,374 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
(Dollars in millions except per share data)	March 31

	2003	2002

Sales and other operating revenues	$12,260	$13,821
Cost of products and services	(10,538)	(11,571)
Boeing Capital Corporation interest expense	(111)	(90)

	1,611	2,160

Income from operating investments, net	6	11
General and administrative expense	(612)	(672)
Research and development expense	(361)	(459)
Gain on dispositions, net	7
Share-based plans expense	(114)	(104)
Goodwill impairment	(913)
Impact of September 11, 2001, recoveries/(charges)	3	(34)

Earnings (loss) from operations	(373)	902
Other income/(expense), net	19	12
Interest and debt expense	(93)	(82)

Earnings (loss) before income taxes	(447)	832
Income tax expense	(31)	(254)

Net earnings (loss) before cumulative effect of accounting change	(478)	578
Cumulative effect of accounting change, net of tax		(1,827)

Net earnings (loss)	$(478)	$(1,249)

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.60)	$0.72
Cumulative effect of accounting change, net of tax		(2.28)

Basic earnings (loss) per share	$(0.60)	$(1.56)

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.60)	$0.72
Cumulative effect of accounting change, net of tax		(2.26)

Diluted earnings (loss) per share	$(0.60)	$(1.54)

Cash dividends paid per share	$0.17	$0.17

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

	March 31	December 31
(Dollars in millions except per share data)	2003	2002

Assets

Cash and cash equivalents	$1,993	$2,333
Accounts receivable	4,929	5,007
Current portion of customer and commercial financing	1,324	1,289
Deferred income taxes	2,042	2,042
Inventories, net of advances, progress billings and reserves	6,426	6,184

Total current assets	16,714	16,855
Customer and commercial financing, net	10,866	10,922
Property, plant and equipment, net	8,614	8,765
Goodwill	1,910	2,760
Other acquired intangibles, net	1,105	1,128
Prepaid pension expense	6,713	6,671
Deferred income taxes	2,247	2,272
Other assets	3,058	2,969

	$51,227	$52,342

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$13,006	$13,739
Advances in excess of related costs	2,734	3,123
Income taxes payable	893	1,134
Short-term debt and current portion of long-term debt	1,801	1,814

Total current liabilities	18,434	19,810
Accrued retiree health care	5,510	5,434
Accrued pension plan liability	6,271	6,271
Deferred lease income	521	542
Long-term debt	13,207	12,589
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	1,850	2,141
Treasury shares, at cost – 171,154,669 and 171,834,950	(8,361)	(8,397)
Retained earnings	13,784	14,262
Accumulated other comprehensive income	(4,023)	(4,045)
ShareValue Trust shares – 40,639,185 and 40,373,809	(1,025)	(1,324)

Total shareholders’ equity	7,284	7,696

	$51,227	$52,342

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Cash flows – operating activities:
Net earnings (loss)	$(478)	$(1,249)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Non-cash items:
Impairment of goodwill	913	2,410
Share-based plans expense	114	104
Depreciation	343	300
Amortization of other acquired intangibles	23	22
Amortization of debt discount/premium and issuance costs	4	3
Pension income	(42)	(158)
Investment/asset impairment charges	52	46
Customer and commercial financing valuation provision	170	8
Gain on dispositions, net	(7)
Other charges and credits, net	27	12
Changes in assets and liabilities –
Accounts receivable	25	(525)
Inventories, net of advances, progress billings and reserves	(275)	529
Accounts payable and other liabilities	(589)	(53)
Advances in excess of related costs	(389)	(433)
Income taxes payable and deferred	(303)	(479)
Deferred lease income	(21)	(20)
Accrued retiree health care	76	53
Other	(71)	191

Net cash provided (used) by operating activities	(428)	761

Cash flows – investing activities:
Customer financing and properties on lease, additions	(536)	(1,064)
Customer financing and properties on lease, reductions	254	410
Property, plant and equipment, net additions	(130)	(223)
Acquisitions, net of cash acquired	(71)
Proceeds from dispositions	62
Contributions to investment in strategic and non-strategic operations	(7)	(294)
Proceeds from investment in strategic and non-strategic operations	21	34

Net cash provided (used) by investing activities	(407)	(1,137)

Cash flows – financing activities:
New borrowings	1,037	740
Debt repayments	(415)	(246)
Stock options exercised, other	16	34
Dividends paid	(143)	(142)

Net cash provided (used) by financing activities	495	386

Net increase (decrease) in cash and cash equivalents	(340)	10

Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of first quarter	$1,993	$643

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and subsidiaries (the “Company”). In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2003, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Boards (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company is currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003. See Note 16.

Note 3 – Goodwill and Acquired Intangibles

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, the Company recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to the Company’s segments as follows: Launch and Orbital Systems $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

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

The Company reorganized its Military Aircraft and Missile Systems and Space and Communications segments into Integrated Defense Systems (IDS). This reorganization triggered a goodwill impairment analysis as of January 1, 2003. This analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, the Company recorded a goodwill impairment charge during the first quarter of 2003 of $913 ($818 net of tax).

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2003, were as follows:

	December 31	Goodwill	Impairment	March 31
	2002	Adjustments (1)	Losses	2003

Commercial Airplanes	$627	$(7)	$(341)	$279
Aircraft and Weapon Systems	317			317
Network Systems	1,124	70	-	1,194
Support Systems	117			117
Launch and Orbital Systems	572		(572)
Other	3			3

	$2,760	$63	$(913)	$1,910

(1)	The goodwill adjustments represent goodwill related to an acquisition and a post-acquisition purchase price adjustment.

The gross carrying amounts and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2003 and December 31, 2002, were as follows:

	March 31, 2003		December 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Developed technology	$566	$150	$566	$135
Product know-how	308	26	308	23
Customer base	106	16	106	14
Other	145	25	145	22

	$1,125	$217	$1,125	$194

Amortization expense for acquired finite-lived intangible assets for the three months ended March 31, 2003 and 2002, was $23 and $22. Estimated amortization expense for the five succeeding years is as follows:

Estimated
Amortization
Expense

2004	$92
2005	$89
2006	$82
2007	$82
2008	$82

As of March 31, 2003 and December 31, 2002, the Company had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 – Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share are as follows:

	Three months ended
	March 31

	2003	2002

Basic weighted average shares outstanding	800.0	798.5
Dilutive securities:
Stock options		2.9
Stock units		5.8
ShareValue Trust		0.6

Diluted potential common shares		9.3

Diluted weighted average shares outstanding	800.0	807.8

Basic earnings per share is calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. Potential common shares are considered dilutive if they would either reduce earnings per share or increase loss per share. As a result of incurring a loss from continuing operations for the period ended March 31, 2003, no potential common shares are included in the calculation of diluted earnings per share because the effect would have been antidilutive.

The weighted average numbers of shares outstanding (in millions), included in the table below, are excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be potential common shares in the future.

	Three months ended
	March 31

	2003	2002

Stock options	24.8	15.4
Stock units	0.4
Performance Shares	24.8	19.3
ShareValue Trust	40.6	38.7

Note 5 – Income Taxes

The effective income tax rate of (6.9)% for the first three months of 2003 differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of goodwill impairment charges. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits, tax credits and state income taxes also contributed to the difference between the effective income tax rate and the statutory rate.

The effective income tax rate of 30.5% for the first three months of 2002 differed from the federal statutory rate of 35% due primarily to FSC and ETI tax benefits, tax credits and state income taxes.

Income tax payments, net of tax refunds, were $333 and $137 for the three months ended March 31, 2003 and 2002.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1981, and IRS examinations have been completed through 1991. The Company believes adequate provisions for all outstanding issues has been made for all open years.

In December 1996, The Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company’s Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. The Company prevailed with the District Court, but lost an appeals decision with the Ninth Circuit Court of Appeals. During the first quarter of 2003, the Company lost an appeals decision with the Supreme Court. The Company’s financial statements were not impacted as a result of the suit’s outcome.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31	December 31
	2003	2002

U.S. Government contracts	$2,658	$2,860
Commercial contracts	1,471	1,478
Other	910	780
Less valuation allowance	(110)	(111)

	$4,929	$5,007

Note 7 – Inventories

Inventories consisted of the following:

	March 31	December 31
	2003	2002

Commercial aircraft programs	$7,466	$7,665
Long-term contracts in progress	9,578	9,297
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,939	2,920

	19,983	19,882
Less advances and progress billings	(13,557)	(13,698)

	$6,426	$6,184

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units represent deferred production costs. As of March 31, 2003 and December 31, 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	March 31	December 31
	2003	2002

Unamortized tooling
777	691	709
Deferred production costs
777	775	785

As of March 31, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs was insignificant relative to the programs’ balance-to-go cost estimates.

As of March 31, 2003 and December 31, 2002, the Commercial Airplanes segment inventory had a small quantity of airplanes that were completed but unsold. As of March 31, 2003 and December 31, 2002, these aircraft were valued at $271 and $246.

During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company purchased $125 and $508 of used aircraft. Used aircraft in inventory totaled $439 and $506 as of March 31, 2003 and December 31, 2002.

Note 8 – Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	March 31	December 31
	2003	2002

Aircraft financing
Notes receivable	$2,128	$2,036
Investment in sales-type/financing leases	3,780	3,529
Operating lease equipment, at cost, less accumulated depreciation of $585 and $553	4,181	4,353
Commercial equipment financing
Notes receivable	900	918
Investment in sales-type/financing leases	840	880
Operating lease equipment, at cost, less accumulated depreciation of $96 and $99	839	837

Less valuation allowance	(478)	(342)

	$12,190	$12,211

The change in the valuation allowance for the first three months of 2003 and 2002 consisted of the following:

	Three months ended
	March 31

	2003	2002

Beginning balance – January 1	$(342)	$(142)
Charged to costs and expenses	(170)	(8)
Reduction in customer and commercial financing assets	34	9

Ending balance – March 31	$(478)	$(141)

During the three months ended March 31, 2003 and 2002, $10 and $8 were recorded to increase the valuation allowance due to the normal growth of the customer financing portfolio. However, during the three months ended March 31, 2003, an additional pre-tax expense of $160 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on the Company’s quarterly assessment of the adequacy of customer financing reserves.

For the three months ended March 31, 2003 and 2002, impairment charges of $42 and $11 were recorded in operating earnings. These impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

The Company’s financing portfolio has a concentration of 717 and MD-11 model aircraft that have valuation or market exposure. As of March 31, 2003 and December 31, 2002, sales-type/financing leases and operating leases attributable to aircraft financing included $1,937 and $1,858 attributable to 717 model aircraft ($526 and $597 accounted for as operating leases) and $936 and $835 attributable to MD-11 model aircraft ($760 and $695 accounted for as operating leases).

Aircraft financing is collateralized by security in the related asset, and the Company has not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of March 31, 2003 and December 31, 2002, aircraft financing operating lease equipment included $916 and $786 of equipment available for re-lease. As of March 31, 2003, the Company had firm lease commitments for $405 of this equipment.

During 2002, AMR Corporation returned 24 717s to the Company that were recorded as operating leases. AirTran Holdings, Inc. (AirTran) signed an agreement with the Company to lease 22 of the 717s. The AirTran 717 aircraft are scheduled for delivery throughout 2003, six of which were delivered as of March 31, 2003, and were recorded as sales-type/financing leases upon delivery.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31	December 31
	2003	2002

Land	$452	$461
Buildings	8,992	9,081
Machinery and equipment	11,000	11,105
Construction in progress	958	837

	21,402	21,484
Less accumulated depreciation	(12,788)	(12,719)

	$8,614	$8,765

Note 10 – Investments

Joint ventures and other investments

All investments are recorded in other assets. At March 31, 2003 and December 31, 2002, other assets included $236 and $227 attributable to investments in joint ventures and other non-marketable securities.

Investments in debt and equity securities

The following table shows the impact of investments accounted for pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded in other assets at estimated fair value. Unrealized gains/losses of available-for-sale securities are recorded in accumulated other comprehensive income; however, losses deemed other than temporary are recorded to earnings in the period. Held-to-maturity securities are recorded at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the condensed consolidated financial statements and are shown in the table below for informational purposes only.

	March 31, 2003				December 31, 2002

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Available-for-Sale
Equity	$5	$8	$-	$13	$5	$4	$-	$9
Debt	4	1		5	4			4
Held-to-Maturity
Debt	481		252	229	490		239	251

	$490	$9	$252	$247	$499	$4	$239	$264

Included in held-to-maturity investments carried at amortized cost at March 31, 2003 and December 31, 2002, were $443 and $455 of enhanced equipment trust certificates (EETCs).

Maturities of debt securities at March 31, 2003, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Due in 1 year or less	$-	$-	$15	$7
Due from 1 to 5 years		1	333	169
Due from 5 to 10 years			61	27
Due after 10 years	4	4	72	26

	$4	$5	$481	$229

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	March 31	December 31
	2003	2002

Accounts payable	$4,127	$4,431
Accrued compensation and employee benefit costs	2,660	2,876
Pension liabilities	1,186	1,177
Product warranty liabilities	911	898
Lease and other deposits	336	280
Dividends payable		143
Other	3,786	3,934

	$13,006	$13,739

Accounts payable included $394 and $301 at March 31, 2003 and December 31, 2002, attributable to checks written but not yet cleared by the bank.

Included in the Other category in the table above, was $568 and $573 at March 31, 2003 and December 31, 2002, related to the Company’s wholly-owned captive insurance company, Astro Ltd. Also included in the Other category above was $1,436 and $1,497 at March 31, 2003 and December 31, 2002, attributable to reserves the Company has established for legal, environmental, and other contingencies the Company deems probable and estimable.

Note 12 – Debt

Debt consisted of the following:

	March 31	December 31
	2003	2002

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.438% – 14.280% notes due through 2012	$47	$50
Senior debt securities
1.950% – 7.375% due through 2013	4,989	5,006
Senior medium-term notes
1.289% – 7.640% due through 2017	3,103	3,113
Euro medium-term notes
2.020% – 3.410% due through 2004	60	51
Subordinated notes
3.798% – 8.310% due through 2012	24	24
Capital lease obligations due through 2008	348	362
Retail notes	525	487
Commercial paper securitized due 2009	259	299
Commercial paper		73

Subtotal Boeing Capital Corporation	$9,355	$9,465

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$566	$566
Unsecured debentures and notes
300, 6.350% due Jun. 15, 2003	300	300
200, 7.875% due Feb. 15, 2005	203	203
199, 0.000% due May 31, 2005	178	174
300, 6.625% due Jun. 1, 2005	297	297
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	348	348
600, 5.125% due Feb. 15, 2013	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
6.840% – 7.460% due through 2006	60	60
Capital lease obligations due through 2005	63	337
Other notes	160	165

Subtotal other Boeing debt	$5,653	$4,938

Total debt	$15,008	$14,403

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

Total debt interest, including amounts capitalized, was $204 and $174 for the three months ended March 31, 2003 and 2002. Interest payments were $225 and $240 for the same periods.

Short-term debt and current portion of long-term debt as of March 31, 2003, consisted of the following:

	Consolidated Total	BCC Only

Commercial Paper conduit	$46	$46
Senior medium-term notes	1,225	1,210
Unsecured debentures and notes	300
Capital lease obligations	167	141
Non-recourse debt and notes	32	5
Euro medium-term notes	8	8
Other notes	23

	$1,801	$1,410

On September 13, 2002, the Company filed a public shelf registration of $1,000 with the SEC, which was declared effective on September 20, 2002. On February 11, 2003, the Company had received proceeds from the issuance of $1,000 of unsecured notes. This issuance was made up of two offerings; $600, 5.125% note due 2013, and $400, 6.125% note due 2033.

Note 13 – Share-Based Compensation

Share-based plans expense consisted of the following:

	Three months ended
	March 31

	2003	2002

Performance Shares	$78	$67
ShareValue Trust	18	18
Stock options, other	18	19

	$114	$104

Certain deferred stock compensation plans are reflected in general and administrative expense. The Company has issued 7,841,508 stock units as of March 31, 2003, that are convertible to either stock or a cash equivalent, of which 6,482,446 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the three months ended March 31,

2003 and 2002, general and administrative expense (reduction to expense) related to deferred stock compensation was $(49) and $62.

Beginning with the 2003 grant, Performance Shares awarded will be subject to different terms and conditions from those reported in the Company’s 2002 Annual Report. If at any time up to five years after award the stock price reaches and maintains a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120% and 125%, the cumulative portion of awarded shares convertible to common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120% and 125%, respectively. Performance Share awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, to the extent certain criteria are met, allow vesting following the end of the performance period. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of the Company’s total shareholder return relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) the Company’s total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the 5-year Treasury Bill rate at the start of the 5-year period.

Note 14 – Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 31, 2003 and 2002, consisted of the following:

(Shares in thousands)

	2003		2002
	Shares	Amount	Shares	Amount

Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – March 31	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,141		$1,975
Share-based compensation		114		104
Treasury shares issued for stock plans, net		(25)		(27)
Tax benefit related to stock plans		(81)		5
ShareValue Trust market value adjustment		(299)		364

Ending balance – March 31		$1,850		$2,421

Treasury stock
Beginning balance – January 1	171,835	$(8,397)	174,290	$(8,509)
Treasury shares issued for stock plans, net	(680)	36	(1,125)	55

Ending balance – March 31	171,155	$(8,361)	173,165	$(8,454)

Retained earnings
Beginning balance – January 1		$14,262		$14,340
Net earnings (loss)		(478)		(1,249)

Ending balance – March 31		$13,784		$13,091

Accumulated other comprehensive income
Beginning balance – January 1		$(4,045)		$(485)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax		(11)		11
Gain on derivative instruments, net of tax		21		24
Gain on certain investments, net of tax		3
Foreign currency translation adjustment		9		4

Ending balance – March 31		$(4,023)		$(446)

Unearned compensation
Beginning balance – January 1		$-		$(3)
Amortization and forfeitures				1

Ending balance – March 31		$-		$(2)

ShareValue Trust
Beginning balance – January 1	40,374	$(1,324)	39,691	$(1,552)
Shares acquired from dividend reinvestment, net of fees	265		141
Market value adjustment		299		(364)

Ending balance – March 31	40,639	$(1,025)	39,832	$(1,916)

No adjustments to accumulated other comprehensive income are included in reported net earnings (loss) except for the $(11) and $11 reclassification adjustment for (gain) loss realized in net earnings, net of tax, during the three months ended March 31, 2003 and 2002.

Note 15 – Derivative Financial Instruments

The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

Fair value hedges

Interest rate swaps under which the Company agrees to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items are reported in earnings. Ineffectiveness was insignificant for the three months ended March 31, 2003 and 2002.

The Company also holds forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. During the three months ended March 31, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, the Company recognized a pre-tax non-cash charge of $21.

Cash flow hedges

Cash flow hedges used by the Company include certain interest rate swaps, foreign currency forward contracts, and commodity purchase contracts. The Company’s foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. The Company entered into certain commitments to purchase electricity at fixed prices over the next three years. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the three months ended March 31, 2003 and 2002.

At March 31, 2003 and December 31, 2002, net losses of $59 ($37 net of tax) and $74 ($47 net of tax) were recorded in accumulated other comprehensive income associated with the Company’s cash flow hedging transactions. For the three months ended March 31, 2003 and 2002, losses of $11 and $4 (net of tax) were reclassified to cost of products and services. During the next year, the Company expects to reclassify to cost of products and services a loss of $36 (net of tax).

Derivative financial instruments not receiving hedge treatment

The Company also holds certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the three months ended March 31, 2003 and 2002, these non-hedging instruments resulted in gains of $13 and $8.

Note 16 – Arrangements with Off-Balance Sheet Risk

The Company is a party to certain arrangements with off-balance sheet risk in the normal course of business, as discussed below.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,

which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. During the first quarter of 2003, the fair value of guarantees issued by the Company was not material.

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

				Portion of
				Liabilities
		Estimated		Related
	Maximum	Proceeds from	Carrying	to the Events of
	Potential	Collateral/	Amount of	September 11,
As of March 31, 2003	Payments	Recourse	Liabilities*	2001

Asset-related guarantees	$815	$647	$23	$9
Credit guarantees related to the Sea Launch venture	529	186	200
Other credit guarantees	232	55	20
Equipment trust certificates	81
Performance guarantees	52		1

				Portion of
				Liabilities
		Estimated		Related
	Maximum	Proceeds from	Carrying	to the Events of
	Potential	Collateral/	Amount of	September 11,
As of December 31, 2002	Payments	Recourse	Liabilities*	2001

Asset-related guarantees	$790	$629	$17	$7
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1
*	Amounts included in accounts payable and other liabilities

The Company has issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 15 years.

The Company has issued credit guarantees to creditors of the Sea Launch venture, of which the Company is a 40% owner, to assist the venture in obtaining financing. In the event the Company is required to perform on these guarantees, it has the right to recover a portion of the loss from another venture partner, and has collateral rights to certain assets of the venture. In addition, the Company has issued credit guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, the Company is obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. The Company’s commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 12 years.

Relating to its equipment trust certificates (ETC) investments, the Company has potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below a certain level according to the terms of these agreements. These obligations would cease if United Airlines were to default on its interest payments to the trust. These guarantees will expire within the next 13 years.

As of December 31, 2002, the Company had certain obligations to investors in the trusts as a liquidity provider for ETC pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United Airlines. In the event of funding, the Company would have received a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, the Company advanced $101 to the trust perfecting its collateral position and terminating its liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to the Company.

The Company has outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, the Company would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire within the next 14 years.

Product warranties

The Company provides product warranties in conjunction with certain product sales. The majority of the Company’s warranties are issued by the Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by the Company or manufactured to certain standards under its authorization. Additionally, on occasion the Company has made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by IDS principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by the Company to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the first quarter of 2003.

			Reductions
		Additions	for	Changes
	December 31	for New	Payments	in	March 31
	2002	Warranties	Made	Estimates	2003

Product warranty liabilities*	$898	$55	$(69)	$27	$911
*	Amounts included in accounts payable and other liabilities

Material variable interests in unconsolidated entities

The Company is currently assessing the application of FIN 46 as it relates to its variable interests. While the Company is currently not required to consolidate the full amount of certain special purpose entities (SPEs) that it lends to, ETCs, EETCs or the Sea Launch venture in which it has invested, it is unable to definitively conclude at this time whether consolidation or disclosure will be required for these investments upon full adoption of FIN 46. The Company’s receivables from SPEs and investment in notes, ETCs and EETCs aggregated $664 at March 31, 2003. The Company’s maximum exposure to economic loss from notes, ETCs and EETCs is $846, comprised of the $664 investment balance, rights to collateral estimated at $101 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $81 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. Such differences, if any, have not been determined. During the three months ended March 31, 2003, the Company recorded revenues of $13 and cash inflows of $34 relating to these investments. As of March 31, 2003, the VIE (notes, ETCs and EETCs) in which the Company has invested have total assets of approximately $5,800 and total debt (which is non-recourse to the Company) of approximately $5,100. Related to the Sea Launch venture, the Company’s total maximum exposure to loss is $652 assuming no estimated proceeds from collateral or recourse from other venture partners, comprised of $329 of exposure related to guarantees to certain Sea Launch creditors ($529 net of $200 in established reserves), $29 of exposure related to performance guarantees provided by the Company to a Sea Launch customer and $294 of financial exposure related to accounts receivable/inventory reflected in the condensed consolidated financial statements. The total assets and total liabilities of the Sea Launch venture each represent less than 4% of the Company’s consolidated total assets and total liabilities as of March 31, 2003. The Company made no additional capital contributions to the Sea Launch venture during the three months ended March 31, 2003.

Other commitments

The Company enters into certain trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from the Company. In the event the Company accepts an aircraft under a trade-in agreement, the aircraft purchased by the Company serves as collateral to offset amounts paid by the Company to the customer. As of March 31, 2003 and December 31, 2002, accounts payable and other liabilities included $148 and $156 related to trade-in commitments, of which $82 and $93 was related to the events of September 11, 2001. The total contractual trade-in value of all aircraft that customers had the right to sell to the Company was $1,589 and $1,993 as of March 31, 2003 and December 31, 2002. The Company estimated the fair value of those aircraft was $1,441 and $1,837 as of March 31, 2003 and December 31, 2002. There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The likelihood that trade-in commitments will be exercised, using both quantitative information from valuation sources and qualitative information from other sources, is continually assessed.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $5,655 and $3,223 as of March 31, 2003 and December 31, 2002. The Company anticipates that not all of these commitments will be utilized and that it will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. The Company has other additional commitments to arrange for equipment financing totaling $170 and $106 as of March 31, 2003 and December 31, 2002.

As of March 31, 2003 and December 31, 2002, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $230 and $246. These lease commitments extend through 2015, and the Company’s intent is to recover these lease commitments through sublease arrangements. As of March 31, 2003 and December 31, 2002, accounts payable and other liabilities included $120 and $130 ($2 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

As of March 31, 2003 and December 31, 2002, the Company has extended a $69 credit line agreement to one of its joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

Note 17 – Contingencies

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2003, inventories included approximately $583 of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. On March 17, 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court 2001 decision and sent the case back to that court for further proceedings. This follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to the Company’s belief that a termination for default was appropriate, the Company would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to the Company’s belief the courts further hold that a money judgment should be entered against the Team, the Company would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,050). The loss to the Company would total approximately $1,472 in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, the Company would receive approximately $962, including interest.

The Company believes, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In March 2003, the U.S. Air Force notified the Company that it is reviewing the Company’s present responsibility as a government contractor in connection with an incident in 1999 in which two employees were found to have in their possession certain information pertaining to a competitor under the Evolved Expendable Launch Vehicle Program. The employees, one of whom was a former employee of the competitor, were terminated and a third employee was disciplined. The Air Force has expressed concerns over possible misuse of the competitor’s information and the Company’s investigation and disclosure of the underlying facts. The same incident is under investigation by the U.S. Attorney in Los Angeles. The Company is cooperating with these parallel investigations, but it is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on the Company.

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

The Company routinely assesses, based on in-depth studies, expert analyses and legal reviews, its contingencies, obligations and commitments for remediation of contaminated sites. These include assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. The Company’s policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact to the Company’s financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of March 31, 2003, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

The Company has entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $1,795 and $1,663 at March 31, 2003 and December 31, 2002.

Note 18 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

	Three months ended
(Dollars in millions)	March 31

	2003	2002

Revenues:
Commercial Airplanes	$5,697	$8,313
Integrated Defense Systems:
Aircraft and Weapon Systems	2,684	2,209
Network Systems	1,954	1,583
Support Systems	965	766
Launch and Orbital Systems	658	746

Total Integrated Defense Systems	6,261	5,304
Boeing Capital Corporation	283	228
Other	230	126
Accounting differences/eliminations	(211)	(150)

Operating revenues	$12,260	$13,821

Earnings (loss) from operations:
Commercial Airplanes	$(112)	$639
Integrated Defense Systems:
Aircraft and Weapon Systems	381	294
Network Systems	134	110
Support Systems	109	51
Launch and Orbital Systems	(593)	(50)

Total Integrated Defense Systems	31	405
Boeing Capital Corporation	(113)	66
Other	(121)	(52)
Accounting differences/eliminations	25	69
Share-based plans expense	(114)	(104)
Unallocated income (expense)	31	(121)

Earnings (loss) from operations	(373)	902
Other income/(expense), net	19	12
Interest and debt expense	(93)	(82)

Earnings (loss) before income taxes	(447)	832
Income tax expense	(31)	(254)

Net earnings (loss) before cumulative effect of accounting change	$(478)	$578

Research and development expense:
Commercial Airplanes	$157	$223
Integrated Defense Systems:
Aircraft and Weapon Systems	78	73
Network Systems	42	60
Support Systems	15	10
Launch and Orbital Systems	48	67

Total Integrated Defense Systems	183	210
Other	21	26

Total research and development expense	$361	$459

The Company operates in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

On July 10, 2002, the Company announced the creation of IDS, a business unit merging the Company’s total space, defense, government, intelligence and communications capabilities into one organization. Beginning in the first quarter of 2003, the Company began reporting consolidated IDS results and the results of its four reporting segments. Prior to the announcement, these operations were contained in the Company’s Military Aircraft and Missile Systems and Space and Communications reportable segments. IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles; space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

See Note 19 for a discussion of the BCC segment.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM, provides two-way broadband data communications service for global travelers, and Air Traffic Management, is a business unit developing new approaches to a global solution to address air traffic management issues. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the United Kingdom Royal Air Force, are included within the Other segment classification.

The Company records cost of sales for 7-series commercial airplane programs under the program method of accounting. Beginning in 2003, the Commercial Airplanes segment is being reported under the program method of accounting. Prior to 2003, Commercial Airplanes segment recorded cost of sales based on the cost of specific units delivered. Prior year numbers have been revised to conform to the current segment presentation.

For segment reporting purposes, the Company records Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the ‘Accounting differences/eliminations’ caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenues and cost of sales on the condensed consolidated financial statements.

For segment reporting purposes, the Company records IDS revenues and cost of sales for only the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones. The ‘Accounting differences/eliminations’ caption would reflect the recognition of revenues and cost of sales for the pre-modified airplane upon delivery to the customer or at the attainment of performance milestones.

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

The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 13.

Note 19 – Boeing Capital Corporation (BCC)

BCC is a wholly owned subsidiary of the Company. BCC is primarily engaged in the financing of commercial and private aircraft, and commercial equipment.

BCC segment revenues consist principally of interest from financing receivables and notes and lease income from operating lease equipment. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 8. Beginning in 2003, interest expense has been reported as a component of operating earnings. BCC is fully consolidated into the Company’s financial statements. Intercompany profits, transactions and balances (including those related to intercompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated		Boeing		BCC
	March	December	March	December	March	December
	31, 2003	31, 2002	31, 2003	31, 2002	31, 2003	31, 2002

Financial Position:
Assets	$51,227	$52,342	$38,877	$39,779	$12,350	$12,563
Debt	15,008	14,403	5,653	4,938	9,355	9,465
Equity	7,284	7,696	7,284	7,696	1,682	1,656
Debt-to-equity ratio					5.6 to 1	5.7 to 1

Three months ended March 31,	2003	2002	2003	2002	2003	2002

Operations:
Sales and other operating revenues	$12,260	$13,821	$11,977	$13,593	$283	$228
Cost of products and services	(10,538)	(11,571)	(10,272)	(11,515)	(266)	(56)
BCC interest expense	(111)	(90)			(111)	(90)

	1,611	2,160	1,705	2,078	(94)	82
Operating expenses	(1,984)	(1,258)	(1,965)	(1,242)	(19)	(16)

Earnings (loss) from operations	(373)	902	(260)	836	(113)	66
Other income/(expense), net	19	12	19	12
Interest and debt expense	(93)	(82)	(93)	(82)

Earnings (loss) before income taxes	(447)	832	(334)	766	(113)	66
Income tax (expense) benefit	(31)	(254)	(80)	(230)	49	(24)

Net earnings (loss) before cumulative effect of accounting change	(478)	578	(414)	536	(64)	42
Cumulative effect of accounting change, net of tax		(1,827)		(1,827)

Net earnings (loss)	$(478)	$(1,249)	$(414)	$(1,291)	$(64)	$42

Three months ended March 31,	2003	2002	2003	2002	2003	2002

Cash flows:
Net earnings (loss)	$(478)	$(1,249)	$(414)	$(1,291)	$(64)	$42
Operating activities adjustments	50	2,010	(94)	$2,031	144	(21)
Investing activities	(407)	(1,137)	(333)	$(320)	(74)	(817)
Financing activities	495	386	504	$(141)	(9)	527

Net increase (decrease) in cash and cash equivalents	(340)	10	(337)	279	(3)	(269)
Cash and cash equivalents at beginning of year	2,333	633	1,647	233	686	400

Cash and cash equivalents at end of first quarter	$1,993	$643	$1,310	$512	$683	$131

During the first quarter of 2003, BCC increased the valuation allowance by $130 resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings and continued decline in aircraft and general equipment asset values. Also during the first quarter of 2003, BCC recognized $42 of impairments to specific financing assets and $21 of charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. The addition to the valuation allowance and the specific impairment losses were identified during BCC’s quarterly review of its portfolio of financing assets and operating leases.

BCC’s portfolio at March 31, 2003, totaled $11,731 compared with $11,762 at December 31, 2002. BCC’s debt-to-equity ratio at March 31, 2003, was 5.6-to-1 as compared with 5.7-to-1 at December 31, 2002.

Intercompany Guarantees

The Company provides BCC with certain intercompany guarantees and other subsidies. The following table provides the financial statement impacts of intercompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Three months ended
	March 31

	2003	2002

Guarantees and asset impairments	$77	$16
Lease accounting differences		6
Other subsidies	15	9

	$92	$31

Included in ‘Guarantees and asset impairments’ for the three months ended March 31, 2003, were asset impairments and other charges of $28 related to the renegotiation of leases and an increase in the customer financing valuation allowance of $30 resulting from guarantees provided to BCC.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued impact of the commercial aviation downturn on overall production, as well as the impact on production or production rates for specific commercial airplane models, the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; tax settlement with the U.S. Government; the Company’s successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense; the cyclical nature of some of the Company’s businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including the status of and impacts flowing from the war in Iraq and future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in the Company’s SEC filings, including, without limitation, the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

STANDARDS ISSUED AND NOT YET IMPLEMENTED

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 requires identification of the Company’s participation in variable interest entities (VIE), which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. The Company is currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003. See Note 16.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company operates in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Consolidated Results of Operations

	Three months ended
	March 31

Dollars in millions	2003	2002

Revenues	$12,260	$13,821
Operating Earnings (Loss)	$(373)	$902
Operating Margins	(3.0)%	6.5%
Net Earnings (Loss)	$(478)	$(1,249)
Effective Income Tax Rate	(6.9)%	30.5%

	March 31	December 31
	2003	2002

Contractual Backlog	$102,291	$104,173

Revenues

Revenues for the first three months of 2003 were $12.3 billion compared with $13.8 billion for the comparable period of 2002. The lower revenues for the first quarter of 2003 principally reflected decreased deliveries in the Commercial Airplanes segment. Fewer commercial airplane deliveries during the first quarter of 2003 were offset by growth of approximately $1.0 billion in IDS revenues.

Operating Earnings

Operating earnings for the first quarter of 2003 were $(373) million, compared with operating earnings of $902 million for the same period in 2002. The reorganization of the Company’s Military Aircraft and Missile Systems and Space and Communications segments into IDS triggered a goodwill impairment analysis as of January 1, 2003. The Company recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings during the first quarter of 2003. The decrease in operating earnings also reflected lower commercial airplane deliveries offset by reduced research and development expense in the Commercial Airplanes segment and growth and performance at IDS. In addition, $251 million of asset impairment charges and additional valuation reserves related to customer and commercial financing assets were recorded by BCC and the Other segment during the first quarter of 2003.

Net Earnings

Net earnings of $(478) million for the first quarter of 2003 were $771 million higher than the net earnings of $(1,249) million for the same period in 2002. The decrease in net loss principally reflected a $1,827 million charge recorded in 2002 upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

Income taxes

Income tax expense for the first three months of 2003 was $31 million, or an effective tax rate of (6.9)% of pre-tax loss. The effective income tax rate differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of goodwill impairment charges. Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits and state income taxes also contributed to the difference between the effective income tax rate and the statutory rate.

Income tax expense for the first three months of 2002 was $254 million, or 30.5% of pre-tax earnings. The effective income tax rate differed from the federal statutory rate of 35% due primarily to FSC and ETI exclusion tax benefits, tax credits and state income taxes.

In December 1996, The Company filed suit in the U.S. District Court for the Western District of Washington for the refund of over $400 million in federal income taxes and related interest. The suit challenged the IRS method of allocating research and development costs for the purpose of determining tax incentive benefits on export sales through the Company’s Domestic International Sales Corporation (DISC) and its FSC for the years 1979 through 1987. The Company prevailed with the District Court, but lost an appeals decision with the Ninth Circuit Court of Appeals. During the first quarter of 2003, the Company lost an appeals decision with the Supreme Court. The Company’s financial statements were not impacted as a result of the suit’s outcome.

Income taxes have been settled with the IRS for all years through 1981, and IRS examinations have been completed through 1991. The Company believes adequate provision for all outstanding issues has been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. Total contractual backlog balances were $102.3 billion at March 31, 2003 and $104.2 billion at December 31, 2002. The decrease in contractual backlog during the first quarter of 2003 was related to decreases in contractual backlog for Commercial Airplanes and Network Systems offset by increases in contractual backlog for A&WS, L&OS, and Support Systems.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been appropriated. Unobligated backlog totaled $33.1 billion at March 31, 2003 and $34.7 billion at December 31, 2002. The decrease in unobligated backlog during the first quarter of 2003 was primarily related to A&WS and Support Systems.

For segment reporting purposes, the Company records Commercial Airplanes contractual backlog for airplanes built and sold to other segments. Commercial Airplanes relieves contractual backlog upon the sale of these airplanes to other segments.

IDS contractual backlog includes the modification performed on intercompany airplane purchases from Commercial Airplanes. IDS relieves contractual backlog for the modification performed on airplanes received from Commercial Airplanes upon delivery to the customer or at the attainment of performance milestones.

Liquidity and Capital Resources

Primary sources of the Company’s liquidity and capital resources include cash flow from its operations and substantial borrowing capability through commercial paper programs and long-term capital markets as well as unused borrowing on revolving credit line agreements. The primary factors that affected the Company’s investment requirements and liquidity position, other than operating results associated with current sales activity, included the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments; the Company’s stock repurchase plan; and potential acquisitions.

Cash flow summary

The Company utilized cash flow from operating activities $0.4 billion for the first quarter of 2003 compared to cash provided from operating activities of $0.8 billion during the same period in 2002. Changes in working capital, driven by higher net inventories and lower payables, accounted for the majority of the difference.

(Dollars in millions)	Three months ended
	March 31

	2003	2002

Net earnings (loss)	$(478)	$(1,249)
Non-cash items	1,597	2,747
Changes in working capital	(1,547)	(737)

Net cash (used) provided by operating activities	(428)	761
Net cash used by investing activities	(407)	(1,137)
Net cash provided by financing activities	495	386

Net (decrease) increase in cash and cash equivalents	(340)	10
Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of first quarter	$1,993	$643

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension income. Non-cash items and corresponding amounts are listed in the Company’s Condensed Consolidated Statements of Cash Flows.

Working capital

Working capital from operations generated a decrease of approximately $1.5 billion of net cash in the first quarter of 2003 compared to a decrease of $0.7 billion in the first quarter of 2002. This decrease is attributed to: an increase in inventory to support production work flow at IDS; a significant reduction in accounts payable, primarily related to timing of vendor payments; a decrease in advances in excess of costs due to lower commercial airplane orders; and payment of a 2002 tax liability in the first quarter of 2003.

The 2003 minimum required pension contributions under the Internal Revenue Code for all of Boeing’s major domestic plans is expected to be modest. The Company, however, elected to contribute $479 million on April 1, 2003, to four of the Company’s defined benefit plans to enhance funding positions of the plans. The Company may make additional discretionary contributions in 2003.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. Most of the growth in customer financing was financed by BCC’s cash flow for the first quarter 2003. During the first quarter of 2002, customer financing growth was funded by a combination of both debt issuances and cash flow. As of March 31, 2003, the Company had outstanding irrevocable commitments of approximately $5.7 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 16.

Cash used for investing activities for the first quarter 2003 was significantly less than the comparable period in 2002. During the first quarter 2002, BCC made investments in certain EETCs (Enhanced Equipment Trust Certificates). No such investments were made during first quarter 2003. EETCs are widely used in the airline industry as a method of financing aircraft.

Financing activities

BCC debt issuances in the first quarter were minimal. The Company issued $1 billion of debt in first quarter 2003 to refinance debt that had recently matured or will mature in 2003. There were no share repurchases in first quarter 2003.

Capital Resources

The Company has the following Standard & Poor’s credit ratings: short-term, A-1; senior debt, A+. BCC has the following Standard & Poor’s credit ratings: short-term, A-1; senior debt, A+. The Company has the following Moody’s credit ratings: short-term, P-1; senior debt, A2. BCC has the following Moody’s credit ratings: short-term, P-2; senior debt, A3. The Company has the following Fitch’s credit ratings: short-term, F-1; senior debt, A+. BCC has the following Fitch’s credit ratings: short-term, F-1; senior debt, A+. The Company has been placed on a negative watch from Standard & Poor’s, however, in the event of a down grade the Company does not believe there will be a significant impact to the Company.

The Company has a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of March 31, 2003, the Company has no outstanding commercial paper issuances.

The Company has debt obligations of $15.0 billion, which are unsecured, of which $9.3 billion was held at BCC, $5.1 billion at the Company and $0.6 related to non-recourse debt described in Note 12.

The Company has additional substantial borrowing capability. Currently, the Company has $4.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 12. BCC has $4.3 billion that remains available from shelf registrations filed with the Securities and Exchange Commission (SEC). The Company believes its internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Commercial Airplanes

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$5,697	$8,313
% Of Total Company Revenues	46%	60%
Operating Earnings (Loss)	$(112)	$639
Operating Margins	(2.0)%	7.7%

	March 31,	December 31,
	2003	2003

Contractual Backlog	$65,831	$68,159

Revenues

Commercial Airplanes segment revenues during the three months ended March 31, 2003 and 2002, were $5.7 billion and $8.3 billion. Commercial Airplanes revenue is derived primarily from jet aircraft deliveries. The decline in revenue from 2002 to 2003 was due primarily to the decline in the commercial aviation market resulting in fewer jet aircraft deliveries.

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table below. Total commercial jet aircraft deliveries for 2003 are currently projected to approximate 280 aircraft.

	Three months ended
	March 31

Model	2003		2002

717	3	(2)	3
737 Next-Generation	41		59	*(1)
747	6		8
757	5		12
767	9	(1)	12
777	7		16

Total	71		110

* Included one intercompany C-40 737 aircraft

The cumulative number of commercial jet aircraft deliveries were as follows:

	March 31	December 31
Model	2003	2002

717	116	113
737 Next-Generation	1,288	1,247
747	1,325	1,319
757	1,027	1,022
767	901	892
777	431	424

The undelivered units under firm order* were as follows:

Model	March 31 2003	December 31 2002

717	23	26
737 Next-Generation	764	765
747	47	52
757	22	28
767	30	39
777	165	173
*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include receiving Board of Directors’ approval, shareholder approval, government approval and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating Earnings

Beginning in the first quarter of 2003, Commercial Airplanes segment operating earnings are based on the program accounting method. Comparative numbers have been revised to conform to the program method of accounting. See Note 18.

Commercial Airplanes segment operating earnings during the first three months of 2003 and 2002 were $(112) million and $639 million. The related operating margins were (2.0)% and 7.7%. The operating margin during the first three months of 2003 was lower than the comparable period of 2002 primarily due to goodwill impairment expense of $341 million and the reduction in revenue due to fewer jet aircraft deliveries offset by reduced research and development expense. In addition, the margins have been adversely impacted compared to 2002 due to the aircraft market decline. In general, this has resulted in the lengthening of the time needed to produce the accounting quantity.

Commercial aircraft production costs include a significant amount of infrastructure costs, a portion of which does not vary with production rates. As the amount of time needed to produce the accounting quantity increases, the average cost of the accounting quantity also increases as these infrastructure costs are included in the total cost estimates, thus reducing the gross margin and related earnings, provided other factors do not change.

The 717 program records cost of sales under the program method of accounting as described in Note 1 of the Company’s 2002 Annual Report. As of December 31, 2002, the Company estimated that the revenue for the undelivered aircraft within the accounting quantity equals the sum of both the inventory carrying value at December 31, 2002 and the remaining inventory costs to be incurred by the program. Thus, the Company has been recording no margin upon aircraft deliveries.

As of March 31, 2003, the remaining undelivered units of the 717 program consisted of 23 units to be delivered to a single customer. The Company anticipates accounting for these units as long-term operating leases. The value of the inventory for the undelivered aircraft as of March 31, 2003, remains realizable. No increase in the estimated inventory costs to be incurred for the remaining units within the program accounting quantity occurred during the quarter.

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

The current market for commercial aircraft is adversely affecting all of Commercial Airplanes commercial aircraft programs, and extending the time frame for production and delivery of the accounting quantities used for program accounting. This is particularly true for the 747, 757 and 767 programs. Based on current demand, the time required to produce the prior accounting quantities for the 747 and 757 programs would have extended beyond the limits allowed by the Company’s internal policy. Accordingly, the accounting quantities for these programs have been reduced. There was not a material impact on the Company’s condensed consolidated financial statements as a result of the decrease in the accounting quantities. The 767 program accounting quantity remains unchanged primarily due to anticipated tanker orders.

The estimate of total program accounting quantities and changes, if any, were as follows:

		737 Next-
	717	Generation	747	757	767	777

March 31, 2003	140	2,000	1,376	1,074	1,000	600

Reductions			(25)	(26)

December 31, 2002	140	2,000	1,401	1,100	1,000	600

The accounting quantity for the 717 program continues to be based on firm orders as it has been since fourth quarter of 2001.

Within the accounting quantity for all programs there are units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the future (anticipated orders). In developing total program estimates all of these conditions within the accounting quantity must be addressed. The percentage of anticipated orders included in the program accounting estimates as compared to the number of cumulative firm orders* were as follows:

		737 Next-
	717	Generation	747	757	767	777

March 31, 2003

Cumulative firm orders (CFO)	139	2,052	1,372	1,049	931	596

Anticipated orders	n/a	n/a	3	24	67	4

Anticipated orders as a % of CFO	n/a	n/a	0%	2%	7%	1%

December 31, 2002

Cumulative firm orders (CFO)	139	2,012	1,371	1,050	931	597

Anticipated orders	n/a	n/a	29	49	67	3

Anticipated orders as a % of CFO	n/a	n/a	2%	5%	7%	1%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries as of March 31 (see table on page 32) plus undelivered units under firm order (see table on page 33). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

The Company is anticipating an order from the U.S. Air Force for 100 767 tankers, which has a positive impact on the 767 program. This order has been incorporated into the program estimates to the extent the aircraft fall within the current accounting quantity. Based on the anticipated delivery schedule and forecasted production rates most of these aircraft fall beyond the current accounting quantity. The order from the U.S. Air Force for 100 767 tankers is anticipated to become a firm contract during 2003. The Company has incurred development and inventoriable contract costs necessary to meet the U.S. Air Force’s proposed schedule. The inventoriable contract costs are being deferred based on the assumption that it is probable a contract will be received. If the contract is not received, these deferred costs will be charged to expense and the 767 accounting quantity and the gross margin would be reduced. As of March 31, 2003, the amount of deferred costs is not material to the Company’s condensed consolidated financial statements.

Deferred Production Costs

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 of the Company’s 2002 Annual Report represent deferred production costs. As of March 31, 2003 and 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	March 31	December 31
	2003	2002

Unamortized tooling
777	$691	$709
Deferred production costs
777	$775	$785

As of March 31, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs was insignificant relative to the programs’ balance-to-go cost estimates.

Backlog

Commercial Airplanes segment contractual firm backlog balances were $65.8 billion at March 31, 2003 and $68.2 billion at December 31, 2002. Contractual firm backlog for Commercial Airplanes segment excludes customers deemed by management to be high risk or in bankruptcy as of the reporting date. The contractual backlog decline reflects the impact that the economic downturn has had on the airline industry. The decline in backlog of $2.4 billion from December 31, 2002 to March 31, 2003, represents higher delivery volume on all airplane programs relative to new orders. March 31, 2003 backlog does not include the anticipated order of 100 U.S. Air Force 767 tankers.

Airline Industry Environment

The commercial aviation market downturn remains severe, particularly in key U.S. domestic, transatlantic and transpacific markets, with trends varying between carriers and regions. Air travel in most areas of the world has not recovered to the volume carried by the airlines in 2000. The downturn is impacting demand across airplane sizes. Major uncertainty is curbing an economic rebound that would lead to a stronger and sooner rebound in the industry. This is due to the war in Iraq, in terms of the uncertainty surrounding the length of time for the military engagement, the effect on oil prices, and clarity of political resolution. This combined with increased security costs, the emergence of severe acute respiratory syndrome (SARS) and airline industry restructuring collectively create an environment of uncertainty. Commercial Airplanes continues to carefully monitor the commercial aviation market conditions.

There are currently approximately 2,000 parked airplanes in the commercial aviation market, less then 500 of which the Company predicts will likely be brought back into service. The amount of aircraft returning to service plus the current fleet size will result in an over-supply in the commercial aviation market. As a result of the aircraft over-supply, the Company expects the percentage of exercised trade-in obligations to be higher in the near term than history would indicate. The Company will continue to experience a higher than normal quantity of used airplanes through 2003 as a result of trade-in commitments entered into through purchase agreements with customers for new aircraft and services. Due to the current market for used airplanes, the Company’s used airplane inventory may increase and these purchases and commitments to purchase may result in future charges. In order to mitigate the risk associated with increasing inventory in a soft market, the Company has chosen to enter into lease agreements on some aircraft. The intent is to sell the aircraft and leases together to third-party investors when airline traffic demand and aircraft supply return to equilibrium and asset values recover.

INTEGRATED DEFENSE SYSTEMS

In July 2002, the Company announced the creation of the IDS business unit through the combination of the Company’s Military Aircraft and Missile Systems and Space and Communications reportable segments. IDS is comprised of four reportable segments which include A&WS, Network Systems, Support Systems, and L&OS. IDS results reflect the new segment reporting structure effective January 1, 2003. Prior period results have been revised to reflect the Company’s new segment reporting format. More detailed information by segment follows.

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$6,261	$5,304
% Of Total Company Revenues	51%	38%
Operating Earnings	$31	$405
Operating Margins	0.5%	7.6%

	March 31	December 31
	2003	2002

Contractual Backlog	$36,460	$36,014

Revenues

IDS revenues for the first quarter of 2003 increased 18% to $6.3 billion compared to $5.3 billion a year ago. The increase in revenues was primarily due to additional aircraft deliveries in A&WS and increased volume in Network Systems driven by Homeland Security, Intelligence and Department of Defense (DOD) Network Centric activity. Support Systems also had increased volume through their Spares, Maintenance, Modification and Logistical Support Services.

Operating Earnings

IDS earnings and operating margins totaled $31 million and 0.5%, for the first quarter of 2003 compared to IDS earnings and operating margins of $405 million and 7.6%, for the first quarter of 2002. Earnings and operating margins for the first quarter of 2003 were negatively impacted by $572 million in charges recognized in connection with the Company’s review of goodwill balances under SFAS No. 142.

Earnings and operating margins were positively impacted by improved performance across the business unit and additional delivery volume.

Backlog

Total contractual backlog for IDS was $36.5 billion at March 31, 2003 compared to $36.0 billion at December 31, 2002. IDS contractual backlog increased by 1% in the first quarter of 2003. This increase was primarily attributed to captures in Support Systems and L&OS offset by timing of new orders in Network Systems.

Aircraft and Weapon Systems

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$2,684	$2,209
% Of Total Company Revenues	22%	16%
Operating Earnings	$381	$294
Operating Margins	14.2%	13.3%

	March 31	December 31
	2003	2002

Contractual Backlog	$16,026	$15,862

Revenues

A&WS includes military aircraft, transport aircraft, rotorcraft, tanker aircraft, unmanned vehicles and missile systems. A&WS segment revenues for the first quarter of 2003 increased 22% to $2.7 billion compared to $2.2 billion for the same period in 2002. The increased revenue was associated with additional aircraft deliveries as well as increased Joint Direct Attack Munitions (JDAM) volume.

Deliveries of units for principal production programs (including new build aircraft only) were as follows:

	Three months ended
	March 31

	2003	2002

C-17 Globemaster	5	3
F/A-18E/F Super Hornet	11	10
T-45TS Goshawk	4	2
F-15E Eagle	1
CH-47 Chinook		2
737 C-40A Clipper	1
AH-64 Apache		5

Operating Earnings

The A&WS segment continued to have strong performance on production and development programs. First quarter 2003 A&WS segment earnings and operating margins totaled $381 million and 14.2%, compared to A&WS segment earnings and operating margins of $294 million and 13.3%, for the first quarter of 2002. Increased earnings were associated with additional delivery volume and continued performance improvement on production programs. This was partially offset by increasing investment in the 767 Tanker Program.

Backlog

Total contractual backlog for A&WS was $16.0 billion at March 31, 2003 and $15.9 billion at December 31, 2002. A&WS contractual backlog remained relatively constant with revenue being replaced by new production awards, contracts for additional production of JDAM, and contracts for the modernization of CH-47 Chinook helicopters.

Network Systems

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$1,954	$1,583
% Of Total Company Revenues	16%	11%
Operating Earnings	$134	$110
Operating Margins	6.9%	6.9%

	March 31	December 31
	2003	2002

Contractual Backlog	$6,043	$6,700

Revenues

Network Systems includes programs focused on battlefield management; command, control and communications systems; missile defense systems; homeland security; and intelligence, surveillance and reconnaissance systems. Network Systems segment revenues for the first quarter of 2003 increased 23% to $2.0 billion compared to $1.6 billion for the same period in 2002. Revenues for the first quarter of 2003 increased compared to the first quarter of 2002 primarily due to increased activity in Homeland Security, Intelligence and DOD Network Centric Programs.

Operating Earnings

First quarter 2003 Network Systems segment earnings and operating margins totaled $134 million and 6.9%, compared to Network Systems segment earnings and operating margins of $110 million and 6.9%, for the first quarter of 2002. Changes in operating earnings were consistent with changes in revenue.

Backlog

Total contractual backlog for Network Systems was $6.0 billion at March 31, 2003 and $6.7 billion at December 31, 2002. Network Systems contractual backlog decreased by 10% in first quarter of 2003 compared to December 31, 2002. Network Systems received key awards on the Future Combat Systems contract, which allows the team to move ahead with an Integrated Design Team for the manned ground vehicle. Network Systems was also awarded contracts to analyze imagery for the National Imagery and Mapping Agency, to continue into the second phase of development on the

Multi-mission Maritime Aircraft Program, and to build the third of six Wideband Gapfiller satellites. These awards were offset by timing of orders on missile defense activity.

Support Systems

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$965	$766
% Of Total Company Revenues	8%	6%
Operating Earnings	$109	$51
Operating Margins	11.3%	6.7%

	March 31	December 31
	2003	2002

Contractual Backlog	$5,757	$5,287

Revenues

Support Systems provides training systems, spares, technical data, modernizations, upgrades, maintenance, modifications, logistic support services and life cycle customer support. Support Systems segment revenues for the first quarter of 2003 increased 26% to $1.0 billion compared to $0.8 billion a year ago. Support Systems continued strong revenue growth primarily through increased volume in Spares and Technical Data and Contractor Logistics Support and Services.

Operating Earnings

First quarter 2003 Support Systems segment earnings and operating margins totaled $109 million and 11.3%, compared to Support Systems segment earnings and operating margins of $51 million and 6.7%. Additionally during the first quarter of 2002, Modernization & Upgrade recognized a charge for program performance degradation. Increased earnings in the first quarter of 2003 compared to the same period last year were associated with additional revenue volume and performance improvements in Spares and Technical Data, Integrated Fleet Support, and Contractor Logistics Support and Services.

Backlog

Total contractual backlog for Support Systems was $5.8 billion at March 31, 2003 and $5.3 billion at December 31, 2002. Support Systems contractual backlog increased by 9% in the first quarter of 2003 compared to December 31, 2002. This increase was primarily attributed to the capture of awards in the Spares & Technical Data and Training Systems & Services programs.

Launch and Orbital Systems

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$658	$746
% Of Total Company Revenues	5%	5%
Operating Earnings (Loss)	$(593)	$(50)
Operating Margins	(90.1)%	(6.7)%

	March 31	December 31
	2003	2002

Contractual Backlog	$8,633	$8,166

Revenues

L&OS provides launch vehicles, commercial satellite programs, propulsion and power systems, human space flight and exploration including the United Space Alliance venture. L&OS revenues for the first quarter of 2003 decreased 12% to $658 million compared to $746 million for the same period in 2002. The decreased revenue was primarily due to lower commercial satellite revenues partially offset by increased Delta IV volume.

Deliveries of production units were as follows:

	Three months ended
	March 31

	2003	2002

Delta II	1	1
Delta IV	1	-
BSS (Boeing Satellite Systems) Satellites	1	3

Operating Earnings

First quarter 2003 L&OS operating earnings and operating margins totaled $(593) million and (90.1)%, compared to L&OS operating earnings and operating margins of $(50) million and (6.7)%, for the first quarter of 2002. Earnings and operating margins for the first quarter of 2003 were negatively impacted by $572 million in charges recognized in connection with the Company’s review of goodwill balances under SFAS No. 142.

L&OS operating earnings and margins improved from the first quarter 2003 due to improved satellite factory performance and schedule performance, favorable commercial space contract actions, and lower company sponsored research and development (CSR&D) investment as the Delta IV launch vehicle transitions into production. These improvements were partially offset by cost growth on launch related activity.

In February 2002, L&OS undertook a reorganization of its commercial satellite manufacturing activities in response to poor performance compounded by unfavorable market conditions. Progress has been made in implementing process improvements and program management best practices, however, factory problems that arise out of acceptance testing continue to impact existing contracts. As a result, completion schedules have slipped which has resulted in exposing the Company to the risk of contract Termination for Default (TFD) notification.

Early in the first quarter of 2003, the Company passed the TFD dates for two commercial satellite contracts. One of these satellites has been delivered. The other satellite delivery date has been extended and is expected to deliver within the new schedule.

Backlog

Total contractual backlog for L&OS was $8.6 billion on March 31, 2003 compared to $8.2 billion on December 31, 2002. Contractual backlog increased 6% in the first quarter of 2003 as L&OS received Expendable Launch Systems and Space Shuttle awards and was also awarded a contract by Binariang Satellite Systems for a high-power Boeing 601 satellite.

Boeing Capital Corporation

	Three months ended
	March 31

(Dollars in millions)	2003	2002

Revenues	$283	$228
Operating Earnings (Loss)	$(113)	$66
Operating Margins	(39.9)%	28.9%

	March 31	December 31
	2003	2002

Debt	$9,355	$9,465
Debt-to-Equity Ratio	5.6-to-1	5.7-to-1

Revenues

Revenues for BCC consisted principally of income earned on portfolio assets (financing leases, equipment under operating leases, notes receivable, and investments). Operating revenues for BCC were $283 million and $228 million for the three months ended March 31, 2003 and 2002. New business volume and portfolio transfers from Boeing over the last year are primarily responsible for the increased revenues in 2003.

Operating Earnings

Operating earnings for BCC were $(113) million and $66 million for the three months ended March 31, 2003 and 2002. Beginning in 2003, interest expense has been reported as a component of operating earnings for BCC. In addition to interest expense, earnings are net of depreciation on leased equipment, asset impairment expenses and other charges, provisions recorded against the valuation allowance and operating expenses. Interest expense associated with debt relating to financing activities totaled $111 million and $90 million for the three months ended March 31, 2003 and 2002. The decrease in operating earnings was primarily attributable to the valuation allowance and impairment charges recognized in 2003, offset by additional income due to the growth in the portfolio.

During the three months ended March 31, 2003, the Company recognized a pre-tax expense of $251 million primarily in recognition of the deterioration of aircraft values and customer credit ratings. Total impairment expense recognized in first quarter 2002 was not significant.

	BCC	Other
(Dollars in millions)	Segment	segment	Consolidated

Increased valuation allowance	$130	$30	$160
Revaluation of equipment on operating
lease or held for re-lease	42		42
Other adjustments	21	28	49

	$193	$58	$251

During the first quarter of 2003, the Company increased the valuation allowance by $160 million in response to the deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and the continued decline in commercial aircraft and general equipment asset values. The Company also recognized $42 million of impairment losses on specific financing assets during the first quarter of 2003. The addition to the allowance for credit losses and the specific impairment losses recognized were identified during the Company’s quarterly review of its portfolio of financing assets and operating leases.

Other pre-tax charges of $49 million related to valuations of other assets in the portfolio during the three months ended March 31, 2003. Of this amount, a $21 million write-off of forward-starting interest rate swaps was recorded by BCC that no longer qualified for fair value hedge accounting treatment. A $28 million charge recorded by the Other segment was due to the renegotiation of leases subject to intercompany guarantees.

BCC’s portfolio at March 31, 2003 totaled $11.7 billion as compared to $11.8 billion at December 31, 2002. BCC continues to manage its leverage (debt-to-equity) within a range of 5.25-to-1 and 5.75-to-1. At March 31, 2003 BCC’s leverage was 5.6-to-1, down from 5.7-to-1 at December 31, 2002.

Significant Customer Contingencies

Published sources and recent market transactions indicated that values for various aircraft types used as collateral in BCC’s portfolio remains depressed. At the same time, the credit ratings of many airlines, particularly in the United States, have continued to deteriorate. A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of March 31, 2003. These bankruptcies or restructurings could have a material adverse effect on the Company’s earnings, cash flows or financial position.

United Airlines (United) filed for Chapter 11 bankruptcy protection on December 9, 2002. As of April 10, 2003, United failed to make certain principal and rental payments due in respect of certain of the aircraft. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements with United.

Hawaiian Holdings, Inc. (Hawaiian) filed for Chapter 11 bankruptcy protection on March 21, 2003. On March 31, 2003, the Company filed a motion seeking appointment of an independent trustee to administer Hawaiian during bankruptcy. Subject to final documentation and bankruptcy court approval, the Company has agreed to release Hawaiian from its obligations to take delivery of a new 767 scheduled for delivery to Hawaiian in April 2003. The Company will attempt to re-market that aircraft to another airline. The inability to sell or place the asset into revenue-generating service could pose a potential risk to results of operations. Taking into account the specific reserves allocated for the Hawaiian receivables, the Company does not expect that its transactions with Hawaiian will have a material adverse effect on the Company’s earnings, cash flow or financial position.

As part of the internal restructuring and cost reduction initiatives of American Airlines, Inc. (American), they have approached their labor unions, aircraft lessors, lenders and suppliers for cost reductions. The Company has recently been requested to reduce lease rates on certain American leases. The Company is in discussions with American with respect to a proposed restructuring. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on the Company’s earnings, cash flows or financial position at least until such time as the aircraft are sold or redeployed for adequate consideration.

Other

Other segment earnings were $(121) million and $(52) million for the three months ended March 31, 2003 and 2002. The increase in loss during the first quarter of 2003 was primarily due to a $62 million increase in intercompany guarantees and asset impairments, lease accounting differences and other subsidies related to BCC. See Note 19.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to the Company’s market risk since December 31, 2002.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

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

In 1991, the U.S. Navy notified McDonnell Douglas (now a subsidiary of the Company) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2003, inventories included approximately $583 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. On March 17, 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court 2001 decision and sent the case back to that court for further proceedings. This follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to the Company’s belief that a termination for default was appropriate, the Company would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and if contrary to the Company’s belief the courts further hold that a money judgment should be entered against the Team, the Company would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,050 million). The loss to the Company would total approximately $1,472 million in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, the Company would receive approximately $962 million, including interest.

The Company believes, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In March 2003, the U.S. Air Force notified the Company that it is reviewing the Company’s present responsibility as a government contractor in connection with an incident in 1999 in which two employees were found to have in their possession certain information pertaining to a competitor under the Evolved Expendable Launch Vehicle Program. The employees, one of whom was a former employee of the competitor, were terminated and a third employee was disciplined. The Air Force has expressed concerns over possible misuse of the competitor’s information and the Company’s investigation and disclosure of the underlying facts. The same incident is under investigation by the U.S. Attorney in Los Angeles. The Company is cooperating with these parallel investigations, but it is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Shareholders was held on April 28, 2003.

(b)	At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2006. The votes were as follows:

	For	Withheld

Paul E. Gray	626,102,708	45,154,352
John F. McDonnell	547,704,034	123,551,240
John M. Shalikashvili	634,306,576	36,949,234
Harry C. Stonecipher	623,214,427	48,042,634

The terms of the following directors continued after the annual meeting:

John H. Biggs	Kenneth M. Duberstein	Rozanne L. Ridgway
John E. Bryson	W. James McNerney, Jr.
Philip M. Condit	Lewis E. Platt

(c)	The results of voting on Proposals 2 through 13 were as follows:

2.	A management proposal recommending that shareholders approve The Boeing Company 2003 Incentive Stock Plan.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	493,273,932	61.65	73.48	74.86
Against	165,606,221	20.69	24.67	25.13
Abstain	12,376,906	1.54	1.84

3.	A Company advisory vote on the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2003.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	645,810,522	80.72	96.20	97.91
Against	13,743,614	1.71	2.04	2.08
Abstain	11,702,924	1.46	1.74

4.	A shareholder proposal requesting the Company to provide a comprehensive report describing the Company’s involvement in space-based weaponization.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	31,127,719	3.89	6.01	6.75
Against	429,663,327	53.70	83.01	93.24
Abstain	56,804,410	7.10	10.97
Broker non-votes	153,661,603	19.20

5.	A shareholder proposal requesting the Board to develop and adopt a comprehensive human rights policy.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	118,126,913	14.76	22.82	25.77
Against	340,253,187	42.52	65.73	74.22
Abstain	59,215,363	7.40	11.44
Broker non-votes	153,661,597	19.20

6.	A shareholder proposal requesting the Board to adopt annual election of all directors.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	285,304,767	35.66	55.12	56.52
Against	219,407,547	27.42	42.38	43.47
Abstain	12,883,150	1.61	2.48
Broker non-votes	153,661,596	19.20

7.	A shareholder proposal recommending that the Company not adopt or maintain a shareholder rights plan, unless such plan has been previously approved by a shareholder vote.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	255,024,366	31.87	49.27	50.69
Against	247,998,295	30.99	47.91	49.30
Abstain	14,572,797	1.82	2.81
Broker non-votes	153,661,602	19.20

This shareholder proposal was not approved by the affirmative vote of more than the required majority of shares of common stock present in person or by proxy and entitled to vote at the meeting.

8.	A shareholder proposal requesting the Board to adopt simple majority vote on all issues submitted for shareholder vote.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	276,381,727	34.54	53.39	54.83
Against	227,635,585	28.45	43.97	45.16
Abstain	13,578,154	1.69	2.62
Broker non-votes	153,661,594	19.20

9.	A shareholder proposal requesting the Board obtain prior shareholder approval for all future severance agreements for senior executives if there is a change in control of the Company.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	106,620,484	13.32	20.59	21.38
Against	391,932,148	48.98	75.72	78.61
Abstain	19,042,824	2.38	3.67
Broker non-votes	153,661,603	19.20

10.	A shareholder proposal recommending the Board amend the bylaws to require a strictly independent director, who is not the current or earlier CEO, to serve as Chairman of the Board.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	149,566,226	18.69	28.89	29.71
Against	353,814,399	44.22	68.35	70.28
Abstain	14,214,834	1.77	2.74
Broker non-votes	153,661,601	19.20

11.	A shareholder proposal requesting the Board to seek shareholder approval of senior executive participation in the Company’s supplemental retirement plan(s).

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	74,056,340	9.25	14.29	14.71
Against	429,211,977	53.64	82.85	85.28
Abstain	14,754,776	1.84	2.84
Broker non-votes	153,233,967	19.15

12.	A shareholder proposal recommending the Board adopt an executive compensation policy that all future stock options to senior executives shall be performance-based.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	72,409,528	9.05	13.97	14.39
Against	430,596,317	53.82	83.12	85.60
Abstain	15,017,243	1.87	2.89
Broker non-votes	153,233,971	19.15

13.	A shareholder proposal requesting the Board to give all employees a choice of pension plans at the time of termination or retirement.

		% of Eligible	% of Votes	% of Votes
	Number of Votes	Votes	Present	For or Against

For	61,181,400	7.64	11.81	12.16
Against	441,948,908	55.24	85.31	87.83
Abstain	14,892,785	1.86	2.87
Broker non-votes	153,233,967	19.15

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(10)	Material Contracts
Management Contracts and Compensatory Plans
(i) Separation Agreement with Gerald E. Daniels, effective April 1, 2003. Filed herewith.

(15)	Letter from independent accountants regarding unaudited interim financial information.
Filed herewith.

(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC
Release Nos. 33-8212 and 34-47551.

(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of
2002. Filed herewith. This document is being furnished in accordance with SEC
Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K:

On February 6, 2003, the Company filed a Form 8-K to set forth certain unaudited information regarding its quarter and year ended December 31, 2002.

On February 11, 2003, the Company filed a Form 8-K to record certain exhibits to the Company’s registrations statement on Form S-3, file no. 333-99509, under the Securities Act of 1933, as amended, and which, as this Form 8-K filing is incorporated by reference in such registrations statement, is set forth in full in such registration statement.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of March 31, 2003, the condensed consolidated statements of operations for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2003 and 2002, have been reviewed by the registrant’s independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2003, and the related condensed consolidated financial statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003, we express an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of March 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, on January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

April 23, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

May 5, 2003	/s/ James A. Bell
(Date)	James A. Bell Senior Vice President Finance & Corporate Controller

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip M. Condit, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Boeing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Philip M. Condit
Chairman of the Board, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael M. Sears, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Boeing Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003

/s/ Michael M. Sears
Executive Vice President, Office of the Chairman and Chief Financial Officer