Form 10-Q
period 2003-07-30
BOEING CO
filed 2003-08-04
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 800,162,781 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002

Sales and other operating revenues	$25,045	$27,679	$12,785	$13,858
Cost of products and services	(22,184)	(23,103)	(11,646)	(11,532)
Boeing Capital Corporation interest expense	(222)	(189)	(111)	(99)

	2,639	4,387	1,028	2,227

Income from operating investments, net	15	40	9	29
General and administrative expense	(1,403)	(1,293)	(791)	(621)
Research and development expense	(798)	(844)	(437)	(385)
Gain on dispositions, net	12	42	5	42
Share-based plans expense	(233)	(220)	(119)	(116)
Goodwill impairment	(913)
Impact of September 11, 2001, recoveries/(charges)	15	(34)	12

Earnings (loss) from operations	(666)	2,078	(293)	1,176
Other income/(expense), net	29	40	10	28
Interest and debt expense	(185)	(162)	(92)	(80)

Earnings (loss) before income taxes	(822)	1,956	(375)	1,124
Income tax (expense)/benefit	152	(599)	183	(345)

Net earnings (loss) before cumulative effect of accounting change	(670)	1,357	(192)	779
Cumulative effect of accounting change, net of tax		(1,827)

Net earnings (loss)	$(670)	$(470)	$(192)	$779

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.84)	$1.69	$(0.24)	$0.97
Cumulative effect of accounting change, net of tax		(2.28)

Basic earnings (loss) per share	$(0.84)	$(0.59)	$(0.24)	$0.97

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.84)	$1.68	$(0.24)	$0.96
Cumulative effect of accounting change, net of tax		(2.26)

Diluted earnings (loss) per share	$(0.84)	$(0.58)	$(0.24)	$0.96

Cash dividends paid per share	$0.34	$0.34	$0.17	$0.17

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	June 30 2003	December 31 2002

Assets

Cash and cash equivalents	$1,879	$2,333
Accounts receivable	5,235	5,007
Current portion of customer and commercial financing	909	1,289
Deferred income taxes	2,042	2,042
Inventories, net of advances, progress billings and reserves	6,384	6,184

Total current assets	16,449	16,855
Customer and commercial financing, net	11,419	10,922
Property, plant and equipment, net	8,521	8,765
Goodwill	1,910	2,760
Other acquired intangibles, net	1,081	1,128
Prepaid pension expense	7,249	6,671
Deferred income taxes	2,196	2,272
Other assets	2,826	2,969

	$51,651	$52,342

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$14,120	$13,739
Advances in excess of related costs	2,968	3,123
Income taxes payable	653	1,134
Short-term debt and current portion of long-term debt	1,505	1,814

Total current liabilities	19,246	19,810
Accrued retiree health care	5,585	5,434
Accrued pension plan liability	6,271	6,271
Deferred lease income	500	542
Long-term debt	13,083	12,589
Shareholders’ equity:
Common shares, par value $5.00 –
1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,341	2,141
Treasury shares, at cost – 170,935,405 and 171,834,950	(8,350)	(8,397)
Retained earnings	13,306	14,262
Accumulated other comprehensive income	(3,985)	(4,045)
ShareValue Trust shares – 40,835,627 and 40,373,809	(1,405)	(1,324)

Total shareholders’ equity	6,966	7,696

	$51,651	$52,342

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30

(Dollars in millions)	2003	2002

Cash flows – operating activities:
Net earnings (loss)	$(670)	$(470)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Non-cash items:
Impairment of goodwill	913	2,410
Share-based plans expense	233	220
Depreciation	738	607
Amortization of other acquired intangibles	46	43
Amortization of debt discount/premium and issuance costs	8	6
Pension income	(99)	(299)
Investment/asset impairment charges, net	56	46
Customer and commercial financing valuation provision	179	17
Gain on dispositions, net	(12)	(42)
Other charges and credits, net	53	12
Changes in assets and liabilities –
Accounts receivable	82	(545)
Inventories, net of advances, progress billings and reserves	(331)	1,119
Accounts payable and other liabilities	392	(225)
Advances in excess of related costs	(155)	(1,013)
Income taxes payable and deferred	(503)	(45)
Deferred lease income	(42)	(39)
Prepaid pension expense	(479)	(340)
Accrued retiree health care	151	92
Other	(143)	132

Net cash provided (used) by operating activities	417	1,686

Cash flows – investing activities:
Customer financing and properties on lease, additions	(1,035)	(2,003)
Customer financing and properties on lease, reductions	563	760
Property, plant and equipment, net additions	(303)	(463)
Acquisitions, net of cash acquired	(71)
Proceeds from dispositions	100	52
Contributions to investment in strategic and non-strategic operations	(78)	(401)
Proceeds from investment in strategic and non-strategic operations	67	63

Net cash provided (used) by investing activities	(757)	(1,992)

Cash flows – financing activities:
New borrowings	1,143	1,276
Debt repayments	(991)	(549)
Stock options exercised, other	20	47
Dividends paid	(286)	(285)

Net cash provided (used) by financing activities	(114)	489

Net increase (decrease) in cash and cash equivalents	(454)	183
Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of second quarter	$1,879	$816

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2003, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Boards (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. We are currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in our third quarter 2003 financial statements. We are continuing to review our variable interests, as discussed in Note 16. The outcome of this review will determine whether there is a need to consolidate additional entities on our balance sheet beginning in the third quarter of 2003.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. We have determined that the implementation of EITF Issue  No. 00-21 will not have a material effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have determined that the implementation of this standard will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. We have determined that the implementation of this standard will not have a material effect on our financial statements.

Note 3 – Goodwill and Acquired Intangibles

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, we recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to our segments as follows: Launch and Orbital Systems $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

We reorganized our Military Aircraft and Missile Systems and Space and Communications segments into Integrated Defense Systems (IDS). This reorganization triggered a goodwill impairment analysis as of January 1, 2003. This analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the first quarter of 2003 of $913 ($818 net of tax).

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2003, were as follows:

	December 31 2002	Goodwill Adjustments (1)	Impairment Losses	June 30 2003

Commercial Airplanes	$627	$(7)	$(341)	$279
Aircraft and Weapon Systems	317			317
Network Systems	1,124	70		1,194
Support Systems	117			117
Launch and Orbital Systems	572		(572)
Other	3			3

	$2,760	$63	$(913)	$1,910

(1)	The goodwill adjustments represent goodwill related to an acquisition and a post-acquisition purchase price adjustment.

The gross carrying amounts and accumulated amortization of our acquired intangible assets as of  June 30, 2003 and December 31, 2002, were as follows:

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$165	$566	$135
Product know-how	308	28	308	23
Customer base	106	18	106	14
Other	144	29	145	22

	$1,124	$240	$1,125	$194

Amortization expense for acquired finite-lived intangible assets for the six months ended June 30, 2003 and 2002, was $46 and $43. Estimated amortization expense for the five succeeding years is as follows:

Estimated Amortization Expense

2004	$92
2005	$89
2006	$82
2007	$82
2008	$82

As of June 30, 2003 and December 31, 2002, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 – Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002

Basic weighted average shares outstanding	800.1	798.7	800.1	799.0
Dilutive securities:
Stock options		2.4		2.4
Stock units		6.5		6.7
ShareValue Trust		0.3

Diluted potential common shares		9.2		9.1

Diluted weighted average shares outstanding	800.1	807.9	800.1	808.1

Basic earnings per share is calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. Potential common shares are considered dilutive if they would either reduce earnings per share or increase loss per share. As a result of incurring a loss from continuing operations for the six and three month periods ended June 30, 2003, no potential common shares are included in the calculation of diluted earnings per share because the effect would have been antidilutive.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002

Stock options	24.6	12.6	24.5	12.4
Stock units	0.2		0.2
Performance Shares	24.6	19.1	24.6	19.1
ShareValue Trust	40.8	40.0	40.8	40.0

Note 5 – Income Taxes

The effective income tax rate of 18.5% of pre-tax loss for the first six months of 2003 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges. The effective income tax rate of 30.6% of pre-tax earnings for the first six months of 2002 differed from the federal statutory rate of 35% due primarily to FSC and ETI tax benefits, tax credits and state income taxes.

Income tax payments, net of tax refunds, were $343 and $61 for the six months ended June 30, 2003 and 2002. Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1981, and IRS examinations have been completed through 1991. We believe adequate provisions for all outstanding issues have been made for all open years.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30 2003	December 31 2002

U.S. Government contracts	$2,589	$2,860
Commercial contracts	1,397	1,478
Other	1,361	780
Less valuation allowance	(112)	(111)

	$5,235	$5,007

Included in the Other category is $101 related to an advance to an ETC in relation to our obligation as liquidity provider. Our obligation was terminated with the advance, which may not be received in the next twelve months; however, we believe there is sufficient collateral to ensure collectability. See Note 16.

Note 7 – Inventories

Inventories consisted of the following:

	June 30 2003	December 31 2002

Commercial aircraft programs	$6,455	$7,665
Long-term contracts in progress	9,928	9,297
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	3,886	2,920

	20,269	19,882
Less advances and progress billings	(13,885)	(13,698)

	$6,384	$6,184

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units represent deferred production costs. As of June 30, 2003 and  December 31, 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	June 30 2003	December 31 2002

Unamortized tooling
777	$649	$709
Deferred production costs
777	$823	$785

As of June 30, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs was insignificant relative to the programs’ balance-to-go cost estimates.

As of June 30, 2003 and December 31, 2002, our Commercial Airplanes segment inventory had a small quantity of airplanes that were completed but unsold. As of June 30, 2003 and December 31, 2002, these aircraft were valued at $229 and $246.

During the six months ended June 30, 2003 and the year ended December 31, 2002, we purchased $342 and $508 of used aircraft. Used aircraft in inventory totaled $777 and $506 as of June 30, 2003 and December 31, 2002.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases. Additionally, we may finance the sale of new aircraft with a short-term note receivable. The net change in the carrying amount of aircraft on operating lease or sales financed under a note receivable totaled $40 and $124 for the six months ended June 30, 2003 and year ended December 31, 2002 and resulted in a decrease to Inventory and an offsetting increase to Customer and Commercial Financing. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

Note 8 – Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	June 30 2003	December 31 2002

Aircraft financing
Notes receivable	$2,417	$2,036
Investment in sales-type/financing leases	3,962	3,529
Operating lease equipment, at cost, less accumulated depreciation of $600 and $553	3,921	4,353
Commercial equipment financing
Notes receivable	906	918
Investment in sales-type/financing leases	752	880
Operating lease equipment, at cost, less accumulated depreciation of $104 and $99	850	837

Less valuation allowance of receivables	(480)	(342)

	$12,328	$12,211

The change in the valuation allowance of receivables for the first six months of 2003 consisted of the following:

June 30 2003

Beginning balance – January 1	$(342)
Provision for losses	(179)
Write-offs, net of recoveries	41

Ending balance – June 30	$(480)

During the six months ended June 30, 2003, we recorded $19 to increase the valuation allowance due to the normal growth of the customer financing portfolio. However, during the six months ended June 30, 2003, an additional pre-tax expense of $160 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

For the six months ended June 30, 2003, we recorded impairment charges of $56 in operating earnings of which $52 were recorded by BCC. These impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Our financing portfolio has a concentration of 717 and MD-11 model aircraft that have valuation or market exposure. As of June 30, 2003 and December 31, 2002, sales-type/financing leases and operating leases attributable to aircraft financing included $2,027 and $1,858 attributable to 717 model aircraft ($462 and $597 accounted for as operating leases) and $918 and $835 attributable to MD-11 model aircraft ($747 and $695 accounted for as operating leases).

Aircraft financing is collateralized by security in the related asset, and we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of June 30, 2003 and December 31, 2002, aircraft financing operating lease equipment included $433 and $786 of equipment available for re-lease. As of June 30, 2003, we had firm lease commitments for $178 of this equipment.

As of December 31, 2002, we recorded $181 of customer financing assets and assumed an offsetting amount of debt relating to aircraft leased to a customer. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

During 2002, AMR Corporation returned 24 717s to us that were recorded as operating leases. AirTran Holdings, Inc. (AirTran) signed an agreement with us to lease 22 of the 717s. The AirTran 717 aircraft are scheduled for delivery throughout 2003. As of June 30, 2003, we had delivered 13 of these aircraft, which we recorded as sales-type/financing leases upon delivery. As of December 31, 2002, two of the returned aircraft had been placed out on lease.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30 2003	December 31 2002

Land	$446	$461
Buildings	9,006	9,081
Machinery and equipment	10,954	11,105
Construction in progress	1,014	837

	21,420	21,484
Less accumulated depreciation	(12,899)	(12,719)

	$8,521	$8,765

Note 10 – Investments

Joint ventures and other investments

All investments are recorded in other assets. At June 30, 2003 and December 31, 2002, other assets included $253 and $227 attributable to investments in joint ventures and other non-marketable securities.

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

	June 30, 2003				December 31, 2002

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$5	$9	$-	$14	$5	$4	$-	$9
Debt	38	1		39	4			4
Held-to-Maturity
Debt	475		113	362	490		239	251

	$518	$10	$113	$415	$499	$4	$239	$264

Included in held-to-maturity investments carried at amortized cost at June 30, 2003 and December 31, 2002, were $436 and $455 of enhanced equipment trust certificates (EETCs).

Maturities of debt securities at June 30, 2003, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$15	$11
Due from 1 to 5 years	34	34	329	247
Due from 5 to 10 years			62	47
Due after 10 years	4	5	69	57

	$38	$39	$475	$362

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	June 30 2003	December 31 2002

Accounts payable	$4,175	$4,431
Accrued compensation and employee benefit costs	2,899	2,876
Pension liabilities	1,205	1,177
Product warranty liabilities	881	898
Lease and other deposits	330	280
Dividends payable	143	143
Other	4,487	3,934

	$14,120	$13,739

Accounts payable included $410 and $301 at June 30, 2003 and December 31, 2002, respectively, attributable to checks written but not yet cleared by the bank.

The Other category in the table above contains $518 and $558 at June 30, 2003 and December 31, 2002, respectively, related to our wholly-owned captive insurance companies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,136 and $1,497 at June 30, 2003 and December 31, 2002, respectively, attributable to liabilities we have established for legal, environmental and other contingencies we deem probable and estimable. The Other category included forward loss recognition related to launch and satellite contracts of $1,172 and $267 at June 30, 2003 and December 31, 2002, respectively.

Note 12 – Debt

Debt consisted of the following:

	June 30 2003	December 31 2002

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.420% – 14.280% notes due through 2012	$44	$50
Senior debt securities
1.910% – 7.375% due through 2013	5,037	5,006
Senior medium-term notes
1.118% – 7.640% due through 2017	2,890	3,113
Euro medium-term notes
2.020% – 3.410% due through 2004	60	51
Subordinated notes
3.780% – 8.310% due through 2012	24	24
Capital lease obligations
1.489% – 9.220% due through 2008	338	362
Retail notes
3.150% – 6.750% due through 2017	631	487
Commercial paper securitized due 2009	243	299
Commercial paper		73

Subtotal Boeing Capital Corporation	$9,267	$9,465

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$547	$566
Unsecured debentures and notes
300, 6.350% due Jun. 15, 2003		300
200, 7.875% due Feb. 15, 2005	202	203
199, 0.000% due May 31, 2005*	180	174
300, 6.625% due Jun. 1, 2005	297	297
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	348	348
600, 6.125% due Feb. 15, 2013	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
6.840% – 7.460% due through 2006	60	60
Capital lease obligations due through 2005	60	337
Other notes	149	165

Subtotal other Boeing debt	$5,321	$4,938

Total debt	$14,588	$14,403

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.
**	The $300 debentures due August 15, 2024, are redeemable at the holder’s option on August 15, 2012. All other debentures and notes are not redeemable prior to maturity.

Additional disclosure information

We have $4,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. We continue to be in full compliance with all covenants contained in our debt agreements.

Total debt interest, including amounts capitalized, was $412 and $395 for the six months ended June 30, 2003 and 2002. Interest payments were $374 and $338 for the same periods.

Short-term debt and current portion of long-term debt consisted of the following:

	June 30, 2003		December 31, 2002

	Consolidated Total	BCC Only	Consolidated Total	BCC Only

Commercial Paper conduit	$52	$52	$30	$30
Senior medium-term notes	1,229	1,215	915	900
Unsecured debentures and notes			73	73
Capital lease obligations	168	141	300
Non-recourse debt and notes	33	3	437	143
Euro medium-term notes	8	8	35	7
Other notes	15		24

	$1,505	$1,419	$1,814	$1,153

On September 13, 2002, we filed a public shelf registration of $1,000 with the SEC, which was declared effective on September 20, 2002. On February 11, 2003, we received proceeds from the issuance of $1,000 of unsecured notes. This issuance was made up of two offerings; $600, 5.125% note due 2013, and $400, 6.125% note due 2033.

Note 13 – Share-Based Compensation

Share-based plans expense consisted of the following:

	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002

Performance Shares	$162	$143	$84	$77
ShareValue Trust	35	36	17	18
Stock options, other	36	41	18	21

	$233	$220	$119	$116

Deferred stock compensation plans are reflected in general and administrative expense. We had issued 7,879,884 stock units as of June 30, 2003, that are convertible to either stock or a cash equivalent, of which 6,709,283 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the six months ended June 30, 2003 and 2002, general and administrative expense related to deferred stock compensation was $10 and $36. For the quarter ended June 30, 2003 and 2002, general and administrative expense (reduction to expense) related to deferred stock compensation was $59 and $(26).

Beginning with our 2003 grants, all new Performance Shares awarded will be subject to different terms and conditions from those reported in our 2002 Annual Report. If at any time up to five years after award the stock price reaches and maintains for twenty consecutive days a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120% and 125%, the cumulative portion of awarded shares convertible to common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120% and 125%, respectively. Performance Share awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, to the extent certain criteria are met, allow vesting following the end of the performance period. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of our total shareholder return relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) our total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the 5-year Treasury Bill rate at the start of the 5-year period.

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (the 2003 Plan). The 2003 Plan will permit awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives. The aggregate number of shares of Boeing stock available for issuance under the 2003 Plan will not exceed $33. A summary of the principal features is provided in our 2003 proxy statement.

Note 14 – Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 30, 2003 and 2002, consisted of the following:

(Shares in thousands)

	2003		2002
	Shares	Amount	Shares	Amount

Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – June 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,141		$1,975
Share-based compensation		233		220
Treasury shares issued for stock plans, net		(34)		(29)
Tax benefit related to stock plans		(80)		6
ShareValue Trust market value adjustment		81		231

Ending balance – June 30		$2,341		$2,403

Treasury stock
Beginning balance – January 1	171,835	$(8,397)	174,290	$(8,509)
Treasury shares issued for stock plans, net	(900)	47	(1,494)	63

Ending balance – June 30	170,935	$(8,350)	172,796	$(8,446)

Retained earnings
Beginning balance – January 1		$14,262		$14,340
Net earnings (loss)		(670)		(470)
Cash dividends declared		(286)		(285)

Ending balance – June 30		$13,306		$13,585

Accumulated other comprehensive income
Beginning balance – January 1		$(4,045)		$(485)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax				15
Gain (loss) on derivative instruments, net of tax		27		44
Gain (loss) on certain investments, net of tax		3		(3)
Foreign currency translation adjustment		29		14

Ending balance – June 30		$(3,985)		$(415)

Unearned compensation
Beginning balance – January 1		$—		$(3)
Amortization and forfeitures				2

Ending balance – June 30		$—		$(1)

ShareValue Trust
Beginning balance – January 1	40,374	$(1,324)	39,691	$(1,552)
Shares acquired from dividend reinvestment, net of fees	462		299
Market value adjustment		(81)		(231)

Ending balance – June 30	40,836	$(1,405)	39,990	$(1,783)

No adjustments to accumulated other comprehensive income are included in reported net earnings (loss) except for the $15 reclassification adjustment for (gain) loss realized in net earnings, net of tax, during the six months ended June 30, 2002.

Note 15 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates and foreign currency exchange rates. We manage these exposures, in part, with the use of derivatives. In particular, we enter into interest rate swap and cross currency swap contracts with a number of major financial institutions. Since we believe it is unlikely that any of our counterparties will be unable to perform under the terms of derivative financial instruments, we generally do not require collateral or other security supporting derivative contracts with our counterparties. The following is a summary of our risk management strategies and the effect of these strategies on our consolidated financial statements.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items are reported in earnings. Ineffectiveness was insignificant for the six months ended June 30, 2003 and 2002.

During the first quarter, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. At the end of the first quarter of 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, in the first quarter of 2003, we recognized a pre-tax non-cash charge of $21. During the next twelve months, we expect to amortize a $16 gain from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships to earnings.

Cash flow hedges

Cash flow hedges used by us include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We entered into certain commitments to purchase electricity at fixed prices over the next three years. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the six months ended June 30, 2003 and 2002.

At June 30, 2003 and December 31, 2002, net losses of $31 ($20 net of tax) and $74 ($47 net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. For the six months ended June 30, 2003 and 2002, losses of $13 and $10 (net of tax) were reclassified to cost of products and services. During the next year, we expect to reclassify to cost of products and services a loss of $19 (net of tax).

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the six months ended June 30, 2003 and 2002, these non-hedging instruments resulted in gains of $19 and $23.

Note 16 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, equipment trust certificates (ETC) investments, and product warranties.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. During the six month period ended June 30, 2003, the fair value of guarantees we issued was not material.

Third-party guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect results expected by us. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects our best estimate of future payments we may incur as part of fulfilling our guarantee obligations. Portions of certain liabilities were established in prior periods as part of our special charges due to the events of September 11, 2001.

As of June 30, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*	Portion of Liabilities Related to the Events of September 11, 2001

Asset-related guarantees	$795	$612	$13	$1
Credit guarantees related to the Sea Launch venture	527	184	200
Other credit guarantees	127	51	17
Equipment trust certificates	28
Performance guarantees	54		1

As of December 31, 2002	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*	Portion of Liabilities Related to the Events of September 11, 2001

Asset-related guarantees	$790	$629	$17	$7
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1
*Amounts	included in accounts payable and other liabilities

We have issued various asset-related guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 15 years.

We have issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% owner, to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners, and have collateral rights to certain assets of the venture. In addition, we have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 12 years.

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below levels specified in these agreements. These obligations would cease if United Airlines were to default on its interest payments to the trust. These guarantees will expire over the next 13 years.

As of December 31, 2002, we had certain obligations to investors in the trusts as a liquidity provider for ETC pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United Airlines. In the event of funding, we would have received a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 to the trust perfecting our collateral position and terminating our liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to us.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire over the next 14 years.

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are included in the program’s estimate at completion (EAC) and expensed as aircraft are delivered. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segment principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the first six months of 2003.

	December 31 2002	Additions for New Warranties	Reductions for Payments Made	Changes in Estimates	June 30 2003

Product warranty liabilities*	$898	$93	$(148)	$38	$881
*Amounts	included in accounts payable and other liabilities

Material variable interests in unconsolidated entities

We are currently assessing the application of FIN 46 as it relates to our variable interests. FIN 46 is effective beginning July 1, 2003, and any impact will be included in our third quarter financial results. Our significant variable interests subject to review include certain investments in special purpose entities (SPE) that we lend to, joint ventures such as Sea Launch, ETCs and EETCs. We are unable to definitively conclude at this time whether consolidation or disclosure will be required for certain of these variable interests upon full adoption of FIN 46. The outcome of this review will determine whether there will be a need to include additional items in our financial statements or additional disclosures in our footnotes. Following is a discussion of the status of our FIN 46 review, by variable interest type.

We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders and loan guarantors. These SPE arrangements are utilized to isolate individual transactions for legal liability and perfect security interests from our perspective and that of a third-party lender in certain leveraged lease transactions. At July 1, 2003, the date of implementation, we expect to consolidate a SPE arrangement, and as a result, we will record additional operating lease assets of $192, non-recourse debt of $205, and an after tax loss of $9 for the cumulative effect of an accounting change. We believe that our maximum exposure to economic loss from all of our SPE arrangements is $218, which represents our investment balance. Accounting losses, if any, from period to period could differ. During the six months ended June 30, 2003, we recorded revenues of $9 and cash inflows of $33 relating to all of our SPE arrangements. As of June 30, 2003, these SPE arrangements had total assets of $1,989 and total debt (which is non-recourse to us) of $1,770.

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers. We are continuing to review whether this venture will require consolidation. We believe that our total maximum exposure to loss from Sea Launch is $634 assuming no estimated proceeds from collateral or recourse from other venture partners, comprised of $327 ($527 net of $200 in established reserves) of exposure related to guarantees to certain Sea Launch creditors, $29 of exposure related to performance guarantees provided by us to a Sea Launch customer and $278 of financial exposure related to accounts receivable/inventory reflected in the condensed consolidated financial statements. The total assets and total liabilities of the Sea Launch venture each represent less than 4% of our consolidated total assets and total liabilities as of June 30, 2003. Included in these liabilities is $800 of long-term debt that would be added to our balance sheet in the event of consolidation. We made no additional capital contributions to the Sea Launch venture during the six months ended June 30, 2003.

We also hold a 50% investment in a joint venture which provides helicopter training services. We recently finalized our review of this investment, concluding that it will require disclosure, but not consolidation, pursuant to FIN 46. We believe that our maximum exposure to loss from this venture is $35, comprised of our equity investment balance of $4, and a note receivable of $31. The total assets and total liabilities of this venture each approximate $382. During the six months ended June 30, 2003, we recorded equity method income of $4 and cash outflows of $31 relating to this venture.

We also have investments in ETCs and EETCs, which provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. We recently finalized our review of these investments, concluding that they will require disclosure, but not consolidation, pursuant to FIN 46. Our receivables from ETCs and EETCs aggregated $470 at June 30, 2003. We believe that our maximum exposure to economic loss from ETCs and EETCs is $601, comprised of the $470 investment balance, rights to collateral estimated at $103 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. During the six months ended June 30, 2003, we recorded revenues of $19 and cash inflows of $37 relating to these investments. As of June 30, 2003, the ETC and EETC transactions we participated in had total assets of $4,404 and total debt (which is non-recourse to us) of $3,935.

Other commitments

We enter into trade-in agreements to purchase used aircraft from customers at a specific price at a future point in time when those customers purchase new aircraft from us. In the event we accept an aircraft under a trade-in agreement, the aircraft purchased by us serves as collateral to offset amounts paid by us to the customer.

	June 30 2003	December 31 2002

Accounts payable and other liabilities related to trade-in commitments, net of September 11 charges	$68	$63
Charges related to September 11	67	93
Total contractual trade-in value	1,357	1,993
Estimated fair value of aircrafts	1,221	1,837

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The likelihood that trade-in commitments will be exercised, using both quantitative information from valuation sources and qualitative information from other sources, is continually assessed.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $3,388 and $3,223 as of June 30, 2003 and December 31, 2002. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We have commitments to arrange for equipment financing totaling $118 and $106 as of June 30, 2003 and December 31, 2002.

As of June 30, 2003 and December 31, 2002, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $217 and $246. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2003 and December 31, 2002, accounts payable and other liabilities included $120 and $130 ($2 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

As of June 30, 2003 and December 31, 2002, we have extended a $69 credit line agreement to one of our joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

Note 17 – Contingencies

Legal

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

We are subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. Except as disclosed below, although no assurances can be given, we believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position or continuing operations.

In 1991, the U.S. Navy notified McDonnell Douglas (now our subsidiary) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2003, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. On March 17, 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. This follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of approximately $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,070). The loss to us would total approximately $1,480 in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $968, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In 1999 two employees were found to have in their possession certain information pertaining to a competitor under the Evolved Expendable Launch Vehicle (EELV) Program, Lockheed Martin Corporation. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the U.S. Air Force notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the Air Force suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The Air Force also has announced its intention to terminate seven out of 21 of our previously awarded EELV launches and disqualified us from competing for three additional launches under a follow on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit against us and the three individual former employees arising from the same facts. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on us.

We are defendants in seven employment discrimination matters in which class certification is sought or has been granted. Three matters are pending in the Federal District Court for the Western District of Washington in Seattle; one case is pending in the Federal District Court for the Central District of California in Los Angeles; one case is pending in the Federal District Court in St. Louis, Missouri; one case is pending in the Federal District Court in Tulsa, Oklahoma; and the final case is pending in the Federal District Court in Wichita, Kansas. We intend to continue our aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on our financial statements.

Other contingencies

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations since the 1980s.

We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites. These include assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact on our financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of June 30, 2003, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, we believe it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact to our financial position or operating results and cash flow trends.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated $2,151 and $1,663 at June 30, 2003 and December 31, 2002.

Note 18 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002

Revenues:
Commercial Airplanes	$11,516	$15,975	$5,819	$7,662
Integrated Defense Systems:
Aircraft and Weapon Systems	5,224	4,843	2,540	2,634
Network Systems	4,187	3,554	2,233	1,971
Support Systems	1,984	1,632	1,019	866
Launch and Orbital Systems	1,428	1,423	770	677

Total Integrated Defense Systems	12,823	11,452	6,562	6,148
Boeing Capital Corporation	570	483	287	255
Other	515	256	285	130
Accounting differences / eliminations	(379)	(487)	(168)	(337)

Operating revenues	$25,045	$27,679	$12,785	$13,858

Earnings (loss) from operations:
Commercial Airplanes	$201	$1,199	$313	$560
Integrated Defense Systems:
Aircraft and Weapon Systems	753	659	372	365
Network Systems	235	254	101	144
Support Systems	216	144	107	93
Launch and Orbital Systems	(1,602)	(13)	(1,009)	37

Total Integrated Defense Systems	(398)	1,044	(429)	639
Boeing Capital Corporation	(41)	139	72	73
Other	(178)	(97)	(57)	(45)
Accounting differences / eliminations	79	137	54	68
Share-based plans expense	(233)	(220)	(119)	(116)
Unallocated (expense)/income	(96)	(124)	(127)	(3)

Earnings (loss) from operations	(666)	2,078	(293)	1,176
Other income/(expense), net	29	40	10	28
Interest and debt expense	(185)	(162)	(92)	(80)

Earnings (loss) before income taxes	(822)	1,956	(375)	1,124
Income tax (expense)/benefit	152	(599)	183	(345)

Net earnings (loss) before cumulative effect of accounting change	$(670)	$1,357	$(192)	$779

Effective income tax rate	18.5%	30.6%	48.8%	30.7%
Research and development expense:
Commercial Airplanes	$314	$436	$157	$213
Integrated Defense Systems:
Aircraft and Weapon Systems	166	136	88	63
Network Systems	95	50	53	(10)
Support Systems	33	22	18	12
Launch and Orbital Systems	134	134	86	67

Total Integrated Defense Systems	428	342	245	132
Other	56	66	35	40

Total research and development expense	$798	$844	$437	$385

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Our Commercial Airplanes operation principally involves development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

On July 10, 2002, we announced the creation of IDS, a business unit merging our total space, defense, government, intelligence and communications capabilities into one organization. Beginning in the first quarter of 2003, we began reporting consolidated IDS results and the results of its four reporting segments. Previously, these operations were contained in our Military Aircraft and Missile Systems and Space and Communications reportable segments. IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles; space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

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

Beginning in 2003, our Commercial Airplanes segment is being reported under the program method of accounting. Prior to 2003, our Commercial Airplanes segment recorded cost of sales based on the cost of specific units delivered. Prior year numbers have been revised to conform to the current segment presentation.

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the ‘Accounting differences/eliminations’ caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenues and cost of sales on the condensed consolidated financial statements.

For segment reporting purposes, we record IDS revenues and cost of sales for only the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones. The ‘Accounting differences/eliminations’ caption would reflect the recognition of revenues and cost of sales for the pre-modified airplane upon delivery to the customer or at the attainment of performance milestones.

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

Note 19 – Boeing Capital Corporation (BCC)

BCC is one of our wholly owned subsidiaries. BCC is primarily engaged in the financing of commercial and private aircraft, and commercial equipment. BCC segment revenues consist principally of interest from financing receivables and notes and lease income from operating lease equipment. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 8. Beginning in 2003, interest expense is being reported as a component of operating earnings. BCC is fully consolidated into our financial statements. Intercompany profits, transactions and balances (including those related to intercompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated		Boeing		BCC
Six months ended June 30,	2003	2002	2003	2002	2003	2002

Operations:
Sales and other operating revenues	$25,045	$27,679	$24,475	$27,196	$570	$483
Cost of products and services	(22,184)	(23,103)	(21,836)	(22,985)	(348)	(118)
BCC interest expense	(222)	(189)			(222)	(189)

	2,639	4,387	2,639	4,211	0	176
Operating expenses	(3,305)	(2,309)	(3,264)	(2,272)	(41)	(37)

Earnings (loss) from operations	(666)	2,078	(625)	1,939	(41)	139
Other income/(expense), net	29	40	29	40
Interest and debt expense	(185)	(162)	(185)	(162)

Earnings (loss) before income taxes	(822)	1,956	(781)	1,817	(41)	139
Income tax (expense) benefit	152	(599)	128	(549)	24	(50)

Net earnings (loss) before cumulative effect of accounting change	(670)	1,357	(653)	1,268	(17)	89
Cumulative effect of accounting change, net of tax		(1,827)		(1,827)

Net earnings (loss)	$(670)	$(470)	$(653)	$(559)	$(17)	$89

Six months ended June 30,	2003	2002	2003	2002	2003	2002

Cash flows:
Net earnings (loss)	$(670)	$(470)	$(653)	$(559)	$(17)	$89
Operating activities adjustments	1,087	2,156	666	1,759	421	397

Operating activities	417	1,686	13	1,200	404	486
Investing activities	(757)	(1,992)	(356)	(279)	(401)	(1,713)
Financing activities	(114)	489	1	(429)	(115)	918

Net increase (decrease) in cash and cash equivalents	(454)	183	(342)	492	(112)	(309)
Cash and cash equivalents at beginning of year	2,333	633	1,647	233	686	400

Cash and cash equivalents at end of second quarter	$1,879	$816	$1,305	$725	$574	$91

	June 30 2003	December 31 2002	June 30 2003	December 31 2002	June 30 2003	December 31 2002

Financial Position:
Assets *	$51,651	$52,342	$39,100	$39,779	$12,551	$12,563
Debt	14,588	14,403	5,321	4,938	9,267	9,465
Equity	6,966	7,696	5,206	6,040	1,760	1,656
Debt-to-equity ratio					5.3 to 1	5.7 to 1
*	BCC’s portfolio at June 30, 2003, totaled $11,983 compared with $11,762 at December 31, 2002.

Operating cash flow in the Condensed Consolidated Statements of Cash Flows includes intercompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $784 and $1,261 for the six months ending June 30, 2003 and 2002. Investing cash flow includes a reduction in cash for the intercompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

During the first six months of 2003, BCC increased the valuation allowance by $130 resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and continued decline in aircraft and general equipment asset values. Also during the first six months of 2003, BCC recognized impairment charges of $52, and $21 of charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. The addition to the valuation allowance and the specific impairment losses were identified during BCC’s quarterly review of its portfolio of financing assets and operating leases. For the first six months of 2002, impairment charges were not significant.

Intercompany Guarantees

We provide BCC with certain intercompany guarantees and other subsidies. The following table provides the financial statements impact of intercompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Six months ended June 30

	2003	2002

Guarantees and asset impairments	$85	$47
Lease accounting differences		19
Other subsidies	28	22

	$113	$88

Included in ‘Guarantees and asset impairments’ for the six months ended June 30, 2003, were asset impairments and other charges of $22 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases, and the renegotiation of leases. Also included is an increase in the customer financing valuation allowance of $30 resulting from guarantees provided to BCC.

Note 20 – Subsequent Events

On July 15, 2003, Hughes Electronics (a subsidiary of General Motors) settled a price dispute with us on our acquisition of Hughes’ satellite manufacturing operations. This agreement refunds $360 for the Purchase Price Agreement, relieves us of any obligation regarding the State Department investigation into the transfer of technology to China, and extends the scheduled completion date for the Spaceway broadband satellite system. These refunds are not expected to have a material impact on our 2003 earnings.

On July 15, 2003, we announced that the L&OS segment recognized a charge of $835 in the second quarter because contracted and awarded Delta IV launches are in a loss position as a result of continued weakness in the commercial space launch market and higher mission and launch costs. On July 24, 2003 in USAF announced the results of its inquiry into an incident in which two of our employees were found to have in their possession certain information pertaining to a competitor under the EELV Program, a program in the L&OS segment. The USAF will suspend certain businesses within L&OS from eligibility for new government contracts. Additionally, seven launches previously awarded to us will be reallocated to a competitor and we have been disqualified from award of three future launches. We are continuing to evaluate the impact of this announcement, and will revise our estimates as new facts and information become available. It is not possible at this time to predict the outcome of these matters or whether and adverse outcome would or could have a material adverse financial impact on our company.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this release may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, our assessment of the markets for our products, statements discussing the growth of our business segments, and the statements contained in the “Outlook” section of this report. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued impact of the commercial aviation downturn on overall production, as well as the impact on production or production rates for specific commercial airplane models, the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; tax settlements with the U.S. Government; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including the status of and impacts flowing from the war in Iraq and future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings, including U.S. Government proceedings and investigations and commercial litigation related to the Evolved Expendable Launch Vehicle Program; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002 and Form 10-Q for the period ending March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

STANDARDS ISSUED AND NOT YET IMPLEMENTED

In January 2003, the Financial Accounting Standards Boards (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIE). The provisions of FIN 46 are effective July 1, 2003, for VIE created on or before January 31, 2003, and immediately for VIE created after January 31, 2003. We are currently assessing the application of FIN 46 as it relates to certain variable interests acquired before January 31, 2003, and any accounting impact will be reported in the our third quarter 2003 financial statements. We are continuing to review our variable interests, as discussed in Note 16. The outcome of this review will determine whether there is a need to consolidate additional entities on our balance sheet beginning in the third quarter of 2003.

In January 2003, the Emerging Issues Task Force (EITF) of the FASB released Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for revenue arrangements entered into on or after July 1, 2003. This issue addresses certain aspects of the accounting for arrangements under which a company will perform multiple revenue-generating activities. Specifically, it addresses whether and/or how to separate multiple-deliverable arrangements and how to allocate revenue among those deliverables. We have determined that the implementation of EITF Issue No. 00-21 will not have a material effect on our financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We have determined that the implementation of this standard will not have a material effect on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which was effective May 31, 2003 for new or modified financial instruments and July 1, 2003 for existing financial instruments. This standard addresses the classification and measurement of financial instruments with characteristics of both liabilities and equity. We have determined that the implementation of this standard will not have a material effect on our financial statements.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Consolidated Results of Operations

	Six months ended June 30		Three months ended June 30

Dollars in millions	2003	2002	2003	2002

Revenues	$25,045	$27,679	$12,785	$13,858
Operating Earnings (Loss)	$(666)	$2,078	$(293)	$1,176

Operating Margins	(2.7)%	7.5%	(2.3)%	8.5%
Net Earnings (Loss)	$(670)	$(470)	$(192)	$779
Effective Income Tax Rate	18.5%	30.6%	48.8%	30.7%

		June 30 2003		December 31 2002

Contractual Backlog		$104,746		$104,173
Unobligated Backlog		$43,740		$34,749

Revenues

Lower revenues for the first six months of 2003 when compared to the same period of 2002 are principally due to reduced deliveries of our commercial airplanes. The reduced deliveries are the result of the depressed airline industry’s need for additional new airplanes. However, the overall decrease in revenues is partially offset by increased revenues for deliveries of our military aircraft and additional military contracts for spares and maintenance. The additional military contracts are a by-product of Operation Iraq Freedom and the need to maintain military hardware in “combat-ready” condition.

The lower revenues in the second quarter 2003 when compared to the second quarter 2002 are also the result of reduced deliveries of commercial airplanes.

Operating Earnings

In the second quarter of 2003 operating earnings were adversely impacted by charges of $1.1 billion related to the satellite and launch businesses. In addition, second quarter results reflected lower planned commercial airplane deliveries and pension income, partially offset by strong performance on military programs and ongoing production improvements at Commercial Airplanes. We recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings during the first quarter of 2003 as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS. In addition, $251 million of asset impairment charges and additional valuation reserves related to customer and commercial financing assets were recorded by BCC and the Other segment during the first quarter of 2003.

Net Earnings

The increase in net loss for the six months ended June 30, 2003 resulted from lower operating earnings as compared to the six months ended June 30, 2002 that included a $1,827 million charge for a cumulative effect of accounting change upon the adoption of SFAS No. 142.

Income taxes

Income tax benefit for the second quarter of 2003 was $183 million, or an effective tax rate of 48.8% of pre-tax loss, compared with an income tax expense of $345 million, or an effective tax rate of 30.7% of pre-tax earnings, for the same period in 2002.

Income tax benefit for the first six months of 2003 was $152 million, or an effective tax rate of 18.5% of pre-tax loss, compared with income tax expense of $599 million for the first six months of 2002, or 30.6% of pre-tax earnings. The effective income tax rate differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

Income taxes have been settled with the IRS for all years through 1981, and IRS examinations have been completed through 1991. We believe adequate provision for all outstanding issues has been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the first six months of 2003 was related to decreases in contractual backlog for Commercial Airplanes and Network Systems offset by increases in contractual backlog for A&WS, L&OS, and Support Systems.

Unobligated backlog rose by approximately $9 billion in 2003; this primarily reflects the U.S. Army decision to proceed with the system design and development phase of the Future Combat System which will be incrementally funded over the contract period of performance.

For segment reporting purposes, we record Commercial Airplanes contractual backlog for airplanes built and sold to other segments. Commercial Airplanes relieves contractual backlog upon the sale of these airplanes to other segments.

IDS contractual backlog includes the modification performed on intercompany airplane purchases from Commercial Airplanes. IDS relieves contractual backlog for the modification performed on airplanes received from Commercial Airplanes upon delivery to the customer or at the attainment of performance milestones.

Raw Materials and Seasonality

We are dependent on the availability of energy sources, such as electricity, at affordable prices. We are also highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We are dependent upon the ability of our large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing the ability of us to fulfill commitments to our customers. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

Other Business Considerations

We are subject to federal, state and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe our policies, practices and procedures are properly designed to prevent unreasonable risk of environmental damage and the consequent financial liability to us. Compliance with environmental laws and regulations requires continuing management effort and expenditures by us. Compliance with environmental laws and regulations has not had in the past, and, we believe, will not have in the future, material effects on the capital expenditures, earnings or competitive position.

While we own numerous patents and have licenses under patents owned by others relating to our products and their manufacture, we do not believe that our business would be materially affected by the expiration of any patents or termination of any patent license agreements. We have no trademarks, franchises or concessions that are considered to be of material importance to the conduct of our business.

Sales to Foreign Customers

Sales outside the United States (principally export sales from domestic operations) by geographic area are included on page 81 of our 2002 Annual Report to Shareholders. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

We have not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

Liquidity and Capital Resources

Primary sources of our liquidity and capital resources include cash flow from operations and substantial borrowing capability through commercial paper programs and long-term capital markets as well as unused borrowing on revolving credit line agreements. The primary factors that affect our investment requirements and liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments/refunds as well as interest and dividend payments; our stock repurchase plan; internal investments; and potential acquisitions.

Cash flow summary

(Dollars in millions)	Six months ended June 30

	2003	2002

Net earnings (loss)	$(670)	$(470)
Non-cash items	2,115	3,020
Changes in working capital	(1,028)	(864)

Net cash provided by operating activities	417	1,686
Net cash used by investing activities	(757)	(1,992)
Net cash (used) provided by financing activities	(114)	489

Net (decrease) increase in cash and cash equivalents	(454)	183
Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of second quarter	$1,879	$816

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension income. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

In the first six months of 2003 our investment in working capital from operations increased by approximately $1.0 billion. This increase is attributed to:

•	an increase in inventory resulting from a build up at IDS to support production work for the Air Force satellite and Delta IV programs,

•	a decrease in advances in excess of costs due to lower Commercial Airplanes orders as a result of the depressed market partially offset by an increase in advances at IDS for the Italian tanker contract and the Airborne Early Warning & Control (AEW&C) contract with Turkey,

•	a change in income tax payable and deferred for a tax payment made in the first quarter and for a tax benefit from the current earnings loss,

•	an increase in the prepaid pension expense account for voluntary contributions to several of our benefit plans (see below for discussion on pensions),

•	and by an increase in Other for additional property that we have deemed available-for-sale.

The increase in working capital was partially offset by a increase in accounts payable and other liabilities for the forward loss reserve established for the Delta IV and Boeing Satellite Systems programs.

Working Capital from operations includes intercompany cash of $0.8 billion and $1.3 billion for the six months ending June 30, 2003 and 2002 resulting from the sale of aircraft for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

The 2003 minimum required pension contributions under the Internal Revenue Code for all of our major domestic plans are not expected to be significant. However, we elected to contribute $479 million on April 1, 2003, to four of our defined benefit plans to enhance funding positions of the plans.

Since October 1, 2002, our pension plan returns have exceeded our assumed rate of returns, but interest rates have fallen to historic lows. If current interest rate levels hold, we may be required to recognize an additional non-cash charge in accumulated other comprehensive income at year-end. We may also have additional pension expense and required cash contributions in future periods.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. Most of the growth in customer financing was financed by BCC’s cash flow for the first six months of 2003. As of June 30, 2003, BCC had outstanding irrevocable commitments of approximately $3.4 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 16.

Cash used for investing activities for the first six months of 2003 was significantly less than the comparable period in 2002. During 2002, BCC made investments of $455 million in EETCs. No such investments were made during the first six months of 2003. EETCs are widely used in the airline industry as a method of financing aircraft.

Financing activities

We issued $1 billion of debt in the first six months of 2003 to refinance debt that had recently matured or will mature in 2003. BCC debt issuances during the first six months of 2003 were minimal. There were no share repurchases in the first six months of 2003.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s

Long-term:
Boeing	A+	A2	A
BCC	A+	A3	A
Short-term:
Boeing	F-1	P-1	A-1
BCC	F-1	P-2	A-1

Moody’s has placed our ratings on a negative watch, however, in the event of a downgrade we do not believe there will be a significant impact to our access to capital markets.

Capital Resources

We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of June 30, 2003, we have no outstanding commercial paper issuances.

Our total debt obligation is $14.6 billion and is unsecured. Debt obligation includes $9.3 billion held at BCC. The remaining $5.3 billion of debt includes $0.5 relating to non-recourse debt as described in Note 12.

We have additional substantial borrowing capability. Currently, we have $4.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 12. BCC has $4.2 billion that remains available from shelf registrations filed with the Securities and Exchange Commission (SEC). We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Commercial Airplanes

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$11,516	$15,975	$5,819	$7,662
% Of Total Company Revenues	46%	58%	46%	55%
Operating Earnings	$201	$1,199	$313	$560
Operating Margins	1.7%	7.5%	5.4%	7.3%

		June 30 2003		December 31 2002

Contractual Backlog		$65,953		$68,159

Revenues

Commercial Airplanes revenue is derived primarily from jet aircraft deliveries. The decline in revenue from the first half of 2002 to the first half of 2003 was due primarily to the decline in the commercial aviation market resulting in fewer jet aircraft deliveries.

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table below. Total commercial jet aircraft deliveries for 2003 are currently projected to approximate 280 aircraft.

	Six months ended June 30				Three months ended June 30

Model	2003		2002		2003		2002

717	6	(5)	8		3	(3)	5
737 Next-Generation*	85		130	(2)	44		71	(1)
747	10		13	(1)	4		5	(1)
757	9		19		4		7
767	16	(1)	22		7		10
777	19		30		12		14

Total	145		222		74		112

*	Deliveries in the six and three months ended June 30, 2003, included one intercompany Wedgetail AEW&C System 737 aircraft. Deliveries during the six months ended June 30, 2002, included two intercompany C-40 737 aircraft. Deliveries during the three months ended June 30, 2002, included one intercompany C-40 737 aircraft.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	June 30 2003	March 31 2003	December 31 2002

717	119	116	113
737 Next-Generation	1,332	1,288	1,247
747	1,329	1,325	1,319
757	1,031	1,027	1,022
767	908	901	892
777	443	431	424

The undelivered units under firm order* were as follows

Model	June 30 2003	March 31 2003	December 31 2002

717	22	23	26
737 Next-Generation	789	764	765
747	38	42	48
757	18	22	28
767	25	30	39
777	170	165	173
*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include receiving Board of Directors’ approval, shareholder approval, government approval and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating Earnings

Beginning with the first quarter of 2003, Commercial Airplanes segment operating earnings are based on the program accounting method. Comparative numbers have been revised to conform to the program method of accounting. See Note 18.

The operating margin for Commercial Airplanes during the three months ended June 30, 2003, was lower than the comparable period of 2002 primarily due to the reduction in revenue as a result of lower delivery volume. The operating margin during the six months ended June 30, 2003, was lower than the comparable period of 2002 primarily due to goodwill impairment expense of $341 million and the reduction in revenue due to fewer jet aircraft deliveries offset by reduced research and development expense.

Accounting Quantity

A program consists of the estimated accounting quantity for each aircraft to be produced for delivery under existing and anticipated contracts. We have a policy to determine the appropriate accounting quantity for each commercial aircraft program. This policy takes into account several factors influenced by the demand for the particular product, such as market studies, firm orders and letters of intent from prospective customers. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

The market for commercial aircraft has adversely affected all of our commercial aircraft programs, and extended the time frame for production and delivery of the accounting quantities used for program accounting. This is particularly true for the 747, 757 and 767 programs. Based on current demand, the time required to produce the December 31, 2002 accounting quantities for the 747 and 757 programs would have extended beyond the limits allowed by our internal policy. Accordingly, the accounting quantities for these programs was reduced by 25 and 26 units, respectively, during the first quarter of 2003. There was not a material impact on our condensed consolidated financial statements as a result of the decrease in the accounting quantities. We continue to closely monitor the commercial aviation market and its potential impact on demand for all commercial aircraft programs, particularly the 717 and 757 programs.

Due to ongoing market uncertainty, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. During the three months ended June 30, 2003, the 717 program accounting quantity was increased by two units due to the program obtaining two additional firm orders. As of June 30, 2003, the majority of the remaining undelivered units of the 717 program consisted of 20 units to be delivered to a single customer. We are accounting for these units as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of June 30, 2003, remained realizable. In the event we terminate the 717 program, we have potentially material exposures. Subsequent to June 30, 2003, we have obtained six additional firm orders and have several current sales campaigns. As such, our current expectation is for the 717 program to continue as an ongoing program.

The accounting quantity for the 757 was not reduced beyond the reduction of 26 units that occurred in the first quarter of 2003. With 24 units unsold within the current accounting quantity, further reductions to the accounting quantity may be required. We have potentially material exposures related to the 757 program, principally attributable to termination costs that could result from insufficient orders to maintain a sustainable level of production. Issues under consideration concerning the possible termination of the 757 program include the outcomes of current sales campaigns and a discussion with an airline regarding their firm orders of 757 aircraft. The near term prospects for future orders continues to be limited. Our current expectation is for the 757 program to continue as an ongoing program. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $200 million.

The 767 program accounting quantity remains unchanged primarily due to anticipated U.S. Air Force (USAF) tanker orders. Approximately 50% of the balance-to-go accounting quantity on the 767 program relates to the USAF tanker orders.

There were no changes made to the accounting quantities for the 737 Next-Generation and 777 programs during the six months ended June 30, 2003.

The estimate of total program accounting quantities and changes, if any, were as follows:

	717	737 Next- Generation	747	757	767	777

June 30, 2003	142	2,000	1,376	1,074	1,000	600

Additions	2

March 31, 2003	140	2,000	1,376	1,074	1,000	600

Deletions			(25)	(26)

December 31, 2002	140	2,000	1,401	1,100	1,000	600

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

	717	737 Next- Generation	747	757	767	777

June 30, 2003

Cumulative firm orders (CFO)	141	2,121	1,367	1,049	933	613

Anticipated orders	N/A	N/A	8	24	65	N/A

Anticipated orders as a % of CFO	N/A	N/A	1%	2%	7%	N/A

March 31, 2003

Cumulative firm orders (CFO)	139	2,052	1,367	1,049	931	596

Anticipated orders	N/A	N/A	8	24	67	4

Anticipated orders as a % of CFO	N/A	N/A	1%	2%	7%	1%

December 31, 2002

Cumulative firm orders (CFO)	139	2,012	1,367	1,050	931	597

Anticipated orders	N/A	N/A	33	49	67	3

Anticipated orders as a % of CFO	N/A	N/A	2%	5%	7%	1%
*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries as of June 30 plus undelivered units under firm order. Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

On May 23, 2003, the U.S. Department of Defense (DoD) announced its approval of the Air Force KC-767 tanker lease initiative, whereby the United States Air Force (USAF) would lease 100 KC-767 tanker aircraft manufactured by Boeing. Delivery of the pre-modified aircraft to Integrated Defense Systems (IDS) is scheduled to begin in 2004. The U.S. Congress still needs to authorize the order before the USAF issues a firm contract for the 100 KC-767 tankers. Congressional approval and contract signing is anticipated to take place in 2003. This order, which has apositive impact on the 767 program, has been incorporated into our program estimates to the extent the aircraft fall within the current accounting quantity. Based on the anticipated delivery schedule and forecasted production rates the majority of these aircraft fall beyond the current accounting quantity. We have incurred development and inventoriable contract costs necessary to meet the USAF’s proposed schedule. The inventoriable contract costs are being deferred based on the assumption that it is probable a contract will be received. If the contract is not received, these deferred costs will be charged to expense and the 767 accounting quantity and the gross margin would be reduced. As of June 30, 2003, the amount of deferred costs was significant to our condensed consolidated financial statements.

Deferred Production Costs

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 of our 2002 Annual Report represent deferred production costs. As of June 30, 2003 and 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	June 30 2003	December 31 2002

Unamortized tooling
777	$649	$709
Deferred production costs
777	$823	$785

As of June 30, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs was insignificant relative to the programs’ balance-to-go cost estimates.

Backlog

Commercial Airplanes segment contractual firm backlog balances were $66.0 billion at June 30, 2003 and $68.2 billion at December 31, 2002. Contractual firm backlog for Commercial Airplanes segment excludes customers deemed by management to be high risk or in bankruptcy as of the reporting date. The contractual backlog decline primarily relates to the deterioration in the airline industry environment. The decline in backlog of $2.2 billion from December 31, 2002 to June 30, 2003, represents higher delivery volume on all airplane programs relative to new orders. Backlog does not include the anticipated order of 100 USAF 767 tankers.

Inherent Business Risks

Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, performance of suppliers and subcontractors, and regulatory certification. The introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

Airline Industry Environment

The commercial aviation market downturn remains severe, particularly in key U.S. domestic, transatlantic and transpacific markets, with trends varying between carriers and regions. Air travel volumes in all areas of the world are below the volumes carried by the airlines in 2000. The downturn is impacting demand across airplane sizes. Economic growth has been slow to recover due to worldwide industrial over-capacity and poor demand. The world’s largest and most developed economies are all facing varying degrees of this problem despite stimulative fiscal and monetary policies. This economic sluggishness combined with increased air travel security costs, the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia, and ongoing airline restructuring have put severe downward pressure on airline revenues, earnings and growth. Commercial Airplanes continues to carefully monitor the commercial aviation market conditions.

There are currently approximately 2,000 parked airplanes in the commercial aviation market, less than 500 of which we predict will likely be brought back into service. The amount of aircraft returning to service plus the current fleet size will result in an over-supply in the commercial aviation market. As a result of the aircraft over-supply, we expect the percentage of exercised trade-in obligations to be higher in the near term than history would indicate. We will continue to experience a higher than normal quantity of used airplanes through 2003 as a result of trade-in commitments entered into through purchase agreements with customers for new aircraft and services. Due to the current market for used airplanes, our used airplane inventory may increase further and these purchases and commitments to purchase may result in future charges. In order to mitigate the risk associated with increasing inventory in a soft market, we have chosen to enter into lease agreements on some aircraft. Our intent is to sell the aircraft and leases together to third-party investors when airline traffic demand and aircraft supply return to equilibrium and asset values recover.

Despite the current downturn in the commercial aviation market, we remain confident in the long-term growth of air travel worldwide and the demand for new aircraft deliveries. We are currently focusing our new airplane product development efforts on the 7E7 program, which we expect to seat 200 to 250 passengers. We expect to formally offer the new airplane to customers in early 2004, with entry into service targeted for 2008.

Integrated Defense Systems

IDS is comprised of four reportable segments which include A&WS, Network Systems, Support Systems, and L&OS. IDS results reflect the new segment reporting structure effective January 1, 2003. Prior period results have been revised to reflect our new segment reporting format. In July 2003 we announced new management responsibilities for individual business components of L&OS. The realignment of management responsibilities is not anticipated to impact segment reporting.

On July 15, 2003, we announced that the L&OS segment recognized a charge of $835 million in the second quarter because contracted and awarded Delta IV launches are in a loss position as a result of continued weakness in the commercial space launch market and higher mission and launch costs. On July 24, 2003 the USAF announced the results of its inquiry into an incident in which two of our employees were found to have in their possession certain information pertaining to a competitor under the EELV Program, a program in the L&OS segment. The USAF will suspend certain businesses within L&OS from eligibility for new government contracts. Additionally, seven launches previously awarded to us will be reallocated to a competitor and we have been disqualified from award of three future launches. We are continuing to evaluate the impact of this announcement, and will revise our estimates as new facts and information become available. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on our company.

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$12,823	$11,452	$6,562	$6,148
% Of Total Company Revenues	51%	41%	51%	44%
Operating Earnings (Loss)	$(398)	$1,044	$(429)	$639
Operating Margins	(3.1)%	9.1%	(6.5)%	10.4%

	June 30 2003	December 31 2002

Contractual Backlog	$38,793	$36,014
Unobligated Backlog	$43,740	$34,749

Revenues

The increase in IDS revenues in the second quarter and year-to-date 2003 as compared to the same periods in 2002 was primarily due to aircraft deliveries and product mix in Aircraft and Weapon Systems; increased volume in Homeland Security and DoD network-centric programs in Network Systems; increases in tactical and transport aircraft spares and modernization in Support Systems; and higher satellite deliveries in L&OS.

Operating Earnings

As a result of continued weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program and cost growth in the satellite business, IDS recognized a $1.1 billion charge this quarter, which adversely affected segment operating earnings. In addition to the second quarter charge, an additional $572 million charge was recognized in the first quarter during our review of goodwill balances under SFAS No. 142. Consequently, the second quarter and year-to-date 2003 earnings are significantly reduced when compared to 2002.

Backlog

Total contractual backlog increased by 6% through the second quarter of 2003. The increase was primarily attributed to incremental funding received for C-17 and F/A-18E/F production contracts and the initial funding for the Future Combat System program. Unobligated backlog rose by approximately $9 billion in 2003; this primarily reflects the U.S. Army decision to proceed with the system design and development phase of the Future Combat System which will be incrementally funded over the contract period of performance.

IDS Reporting Segments

The following is a detailed look at each of IDS’s reportable segments.

Aircraft and Weapon Systems

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$5,224	$4,843	$2,540	$2,634
% Of Total Company Revenues	21%	18%	20%	19%
Operating Earnings	$753	$659	$372	$365
Operating Margins	14.4%	13.6%	14.7%	13.9%

	June 30 2003	December 31 2002

Contractual Backlog	$19,356	$15,862

Revenues

The slight decrease in A&WS revenue for the quarter ended June 30, 2003 was associated with fewer rotorcraft deliveries; partially offset by increased Joint Direct Attack Munitions (JDAM) kit deliveries. The increase in year-to-date revenue is associated with additional aircraft deliveries and product mix as well as increased JDAM kit deliveries.

Deliveries of units for principal production programs (new build aircraft only) were as follows:

	Six months ended June 30		Three months ended June 30
	2003	2002	2003	2002

C-17 Globemaster	9	7	4	4
F/A-18E/F Super Hornet	20	19	9	9
T-45TS Goshawk	7	7	3	5
F-15E Eagle	2	1	1	1
CH-47 Chinook		4		2
C-40A Clipper	1	1		1
AH-64 Apache		14		9

Operating Earnings

Increased earnings for the second quarter and year-to-date 2003 were associated with performance improvements on production programs and increased volume, while continuing to invest in the 767 tanker program. Second quarter 2002 earnings included a gain as a result of the divestiture of the Ordnance business in Mesa, Arizona.

Backlog

A&WS increased contractual backlog is attributed to incremental funding authorizations on the C-17 & F/A-18E/F production contracts.

Network Systems

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$4,187	$3,554	$2,233	$1,971
% Of Total Company Revenues	17%	13%	18%	14%
Operating Earnings	$235	$254	$101	$144
Operating Margins	5.6%	7.1%	4.5%	7.3%

	June 30 2003	December 31 2002

Contractual Backlog	$5,331	$6,700

Revenues

Network Systems revenues for the second quarter and year-to-date 2003 increased compared to the second quarter and year-to-date 2002 primarily due to increased activity in Homeland Security and Surveillance & Reconnaissance programs.

Operating Earnings

Network Systems operating earnings for the second quarter and year-to-date 2003 decreased compared to the second quarter and year-to-date 2002 primarily due to cost growth on fixed price military satellite programs.

Backlog

The decrease in contractual backlog is primarily attributed to deliveries exceeding orders and the timing difference in funding for follow-on contract awards.

Launch & Orbital Systems

Contract modifications with various customers of Delta III were concluded during the quarter. As a result, Boeing expects to discontinue the Delta III program. Most of the inventory will be utilized on Delta II and Delta IV launches and the remaining Delta III inventory will be substantially covered by customer deposits and other contract modifications. We anticipate no material financial statement impact from the discontinuation of the Delta III program.

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$1,428	$1,423	$770	$677
% Of Total Company Revenues	6%	5%	6%	5%
Operating Earnings (Loss)	$(1,602)	$(13)	$(1,009)	$37
Operating Margins	(112.2)%	(0.9)%	(131.0)%	5.5%

	June 30 2003	December 31 2002

Contractual Backlog	$8,604	$8,166

Revenues

The second quarter increase in L&OS revenue was primarily due to an additional satellite delivery in the second quarter 2003 compared to the same period in 2002. Revenue for year-to-date 2003 remained constant compared to 2002. Although on less satellite was delivered in 2003 than in 2002, this was offset with the delivery of a Delta IV during the first quarter of 2003.

Deliveries of production units were as follows:

	Six months ended June 30		Three months ended June 30

	2003	2002	2003	2002
Delta II	2	2	1	1
Delta IV	1
BSS Satellites	3	4	2	1

Operating Earnings

Earnings were negatively impacted from continued weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program, and cost growth in the satellite business. As a result, we recognized a charge of approximately $1.0 billion in the second quarter 2003. In addition, year-to-date 2003 was negatively impacted by $572 million for charges recognized in connection with our review of goodwill balances under SFAS 142.

Backlog

L&OS contractual backlog is driven by an increased in funding for the International Space Station.

Support Systems

	Six months ended June 30		Three months ended June 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$1,984	$1,632	$1,019	$866
% Of Total Company Revenues	8%	6%	8%	6%
Operating Earnings	$216	$144	$107	$93
Operating Margins	10.9%	8.8%	10.5%	10.7%

	June 30 2003	December 31 2002

Contractual Backlog	$5,502	$5,287

Revenues

Support Systems continued strong revenue growth for the second quarter and year-to-date 2003 primarily through increased volume in spares for tactical aircraft, maintenance and modifications on transport aircraft and integrated logistic support & services.

Operating Earnings

Changes in operating earnings for the second quarter and year-to-date 2003 were consistent with changes in revenue. Additionally, unfavorable performance on a modernization and upgrade contract affected 2002 results.

Backlog

Support Systems contractual backlog increase in 2003 is due to additional funding for spares, maintenance and modification contracts.

Business Environment & Trends

Several markets and their associated trends impact the opportunities and risks associated with IDS. These markets include Defense, NASA and Commercial Space.

Defense Environment

We derive over 85% of our revenue from sales to the U.S. Government, and we are forecasting this business mix to remain at this level into the foreseeable future. Outlays by the DoD represent nearly 50% of the world’s defense budget, and the DoD remains the principal customer of IDS. We continue to see growth in this primary customer’s budget and a focus on transformation that will provide opportunities for IDS products in the future. Within this market there is strong support for defense transformational programs and missile defense. This support is predicated on continued strong program performance. Our ability to successfully compete for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost effective performance and the ability to recruit and retain key personnel. There are some indications that budget pressures may impact the top-line of the DoD budget in the future, but we feel our core and growth programs are well supported and in-line with the future goals of the DoD. This area encompasses programs in our A&WS, Network Systems, and Support Systems reporting segments.

NASA

NASA’s human space flight focus over the past several months has been on the investigation of the Columbia accident including determining the root cause of the failure, and what the necessary remedies are to allow the safe return of the Space Shuttle fleet to flight. The Columbia Accident Investigation Board (CAIB) has concluded its investigation and is currently drafting its final report, which is scheduled to be released later this summer. That report – and NASA’s response to it – will be subject to review in September by congressional committees responsible for space policy and budget matters. NASA has already begun to focus on the corrective actions necessary to fix the problem and has defined other operational procedures to enhance operations and safety. We continue to support NASA and the United Space Alliance (USA) in their efforts to return the Shuttle safely to flight. The IDS segment’s success in this area is dependent on our customer’s ability to return to successful operations in space.

Commercial Space

There has been continuing severe downturn in the commercial space market and demand for commercial launches has eroded since the late 1990s in conjunction with the downturn in the telecommunications industry. These markets are now characterized by overcapacity, aggressive pricing and limited near-term opportunities. There will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities, where the customer values our technical expertise. With the current pricing environment, we have decided, for the near-term, to focus Delta IV on the government launch market.

Risk Factors

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and Homeland Security. Similar government authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The Government can also hold us liable for damages resulting from the default.

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a Government-fiscal-year basis (September 30 year end), even though contract performance may extend over many years.

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Departments of State and Defense. The policies of some international customers require industrial participation programs (e.g., in-country purchases, manufacturing and financial support projects required as a condition to obtaining orders) or other arrangements. These programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with requirements. In international sales, we face substantial competition from domestic manufacturers and other foreign manufacturers, whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products.

Contract accounting

IDS utilizes contract accounting for the majority of their business, much of which is performed under contracts for the U.S. Government and foreign governments that extend over a number of years.

The process to estimate the total contract cost-revenue relationship results in the development of gross margin and cost of sales percentages. These percentages are utilized in the recognition of earnings and are significant factors in contract accounting. The amount reported as cost of sales is determined by applying the estimated cost of sales percentages, which are applied to the amounts of revenue recognized for each contract to determine the cost of sales. These percentages are developed on the basis of estimates of total contract revenues at completion and of total contract cost at completion.

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

The development of gross margin and cost of sales percentages involves procedures and personnel in all areas within our company that provide financial or production information on the status of contracts. This contract management process produces our best estimate of contract cost and contract revenue. Estimates of each significant contract’s cost and revenue are reviewed and reassessed quarterly. Changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which changes are made.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions, supplier performance, circumstances, or estimates may adversely or positively affect future period financial performance.

Boeing Capital Corporation

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2003	2002	2003	2002

Revenues	$570	$483	$287	$255
% of Total Company Revenues	2.3%	1.7%	2.2%	1.8%
Operating Earnings (Loss)	$(41)	$139	$72	$73
Operating Margins	(7.2)%	28.8%	25.1%	28.6%

	June 30 2003	December 31 2002

Portfolio	$11,983	$11,762
Debt	$9,267	$9,465
Debt-to-Equity Ratio	5.3-to-1	5.7-to-1

Revenues

Revenues for BCC consist principally of income earned on portfolio assets (financing leases, equipment under operating leases, equipment held for sale or re-lease, notes receivable, and investments). New business volume and portfolio transfers from other segments were primarily responsible for the increased revenues in 2003.

Operating Earnings

BCC’s earnings are net of interest expense, provision for credit losses, asset impairment expense, depreciation on leased equipment, and other operating expenses. The decrease in operating earnings for the first six months of 2003 compared to 2002 was primarily attributable to the impairment and valuation allowance charges recognized in the first quarter of 2003, partially offset by increased revenue resulting from portfolio growth.

During the six months ended June 30, 2003, BCC recognized pre-tax expenses of $203 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values. Total impairment expense recognized in the first half of 2002 was not significant.

(Dollars in millions)	BCC Segment	Other segment	Consolidated

Increased valuation allowance	$130	$30	$160
Revaluation of equipment on operating lease or held for sale or re-lease	52	4	56
Other adjustments	21	18	39

	$203	$52	$255

During the first quarter of 2003, BCC increased the valuation allowance by $130 million in response to deterioration in the credit worthiness of our airline customers, airline bankruptcy filings, and the continued decline in commercial aircraft and general equipment asset values. BCC also recognized $52 million of impairment losses during the first half of 2003, $42 million of which was recognized in the first quarter of 2003. The addition to the allowance for credit losses and the specific impairment losses recognized were identified during the quarterly reviews of BCC’s portfolio of financing assets and operating leases. Other pre-tax charges of $21 million were recorded in the first quarter of 2003 related to the write-off of forward-starting interest rate swaps that no longer qualified for hedge accounting treatment.

Business Environment and Trends

As the downturn in the commercial aviation market continues, these market conditions have an impact on the credit worthiness of BCC’s customers. Most major airlines are restructuring by reducing flights, parking aircraft, and implementing cost savings initiatives. This includes attempts to renegotiate current lease and financing agreements, which could increase the possibility of high risk financing and lead to an increased potential for default on lease commitments. BCC continues to carefully monitor the commercial aviation market conditions.

The downturn in the airline industry and the resulting decline in the collateral value of aircraft and airline credit ratings, as well as additional bankruptcy filings by certain airline customers included in BCC’s portfolio, were primarily responsible for the recognition of non-cash charges in the first half of 2003 to strengthen the allowance for losses on receivables and recognize impairments on certain assets. Any additional impacts may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

Boeing is currently involved in key campaigns that may determine the continuation of the 757 program. At June 30, 2003, $1.2 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages. At June 30, 2003, BCC was the beneficiary under $240 million of guarantees from Boeing covering $305 million of the 757 portfolio. Future decisions relating to 757 production, as well as overall market conditions, could erode collateral value and rental rates. Lower collateral values could result in a requirement to increase the allowance for losses on receivables. Future declines in rental rates could result in additional impairment charges under SFAS 144. BCC is unable to predict the likelihood of this occurring or the related impact. However, this could result in a material adverse effect on BCC’s earnings, cash flows or financial position.

At June 30, 2003, BCC had $260 million of assets that were held for sale or re-lease, of which $28 million were identified with a firm contract to sell or place on lease. Additionally, approximately $297 million of their portfolio is currently scheduled to come off lease during the next twelve months and become subject to replacement into the market. The inability to sell or place such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of June 30, 2003. These bankruptcies or restructurings could have a material adverse effect on their earnings, cash flows or financial position.

United filed for Chapter 11 bankruptcy protection on December 9, 2002. Since April 10, 2003, United has failed to make certain principal and rental payments due in respect of certain aircraft. Discussions with United are continuing on a full restructuring of the various transactions. Future negotiations may result in changes to the agreements in respect of the aircraft with United. Until United emerges from bankruptcy or BCC takes possession of the collateral, United has the right to reject or abandon its transactions with them. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on BCC’s earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Hawaiian Holdings, Inc. (Hawaiian) filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, BCC and Hawaiian have reached an agreement releasing Hawaiian from its obligations to take delivery of a new 767 that was scheduled for delivery to Hawaiian in April 2003. BCC is currently re-marketing that aircraft. Taking into account the specific reserves allocated at the end of the second quarter of 2003 for the Hawaiian receivables, BCC does not expect that our transactions with Hawaiian will have a material adverse effect on its earnings, cash flows or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on BCC’s earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Other

Other segment losses were $(178) million and $(97) million for the six months ended June 30, 2003 and 2002. The increase in loss during the first six months of 2003 was due to an increase in intercompany guarantees and asset impairments, lease accounting differences and other subsidies related to BCC, increased headcount and additional transponder coverage expenses at Connexion in preparation of full scale service in 2004, and increased operating costs at Boeing Technology related to increased headcount in the Intellectual Property business and the Boeing Research and Technology Center in Madrid, Spain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2002.

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b)	Changes in internal controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by insurance. Major contingencies are discussed below.

We are subject to U.S. Government investigations from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. Except as disclosed below, although no assurances can be given, we believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position or continuing operations.

In 1991, the U.S. Navy notified McDonnell Douglas (now our subsidiary) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2003, inventories included approximately $583 million of recorded costs on the A-12 contract, against which we have established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. On March 17, 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. This follows an earlier trial court decision in favor of the contractors and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of approximately $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,070 million). The loss to us would total approximately $1,480 million in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $968 million, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In 1999 two employees were found to have in their possession certain information pertaining to a competitor under the EELV Program, Lockheed Martin Corporation. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the U.S. Air Force notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the Air Force suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The Air Force also has announced its intention to terminate seven out of 21 of our previously awarded EELV launches and disqualified us from competing for three additional launches under a follow on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit against us and the three individual former employees arising from the same facts. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on us.

We are defendants in seven employment discrimination matters in which class certification is sought or has been granted. Three matters are pending in the Federal District Court for the Western District of Washington in Seattle; one case is pending in the Federal District court for the Central District of California in Los Angeles; one case is pending in the Federal District Court in St. Louis, Missouri; one case is pending in the Federal District Court in Tulsa, Oklahoma; and the final case is pending in the Federal District Court in Wichita, Kansas. We intend to continue our aggressive defense of these cases. It is not possible to predict what impact, if any, these cases could have on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 28, 2003.

(b)	At the Annual Meeting, in an uncontested election, four nominees of the Board of Directors were elected directors for three-year terms expiring on the date of the annual meeting in 2006. The votes were as follows:

	For	Withheld

Paul E. Gray	626,102,708	45,154,352
John F. McDonnell	547,704,034	123,551,240
John M. Shalikashvili	634,306,576	36,949,234
Harry C. Stonecipher	623,214,427	48,042,634

The	terms of the following directors continued after the annual meeting:

John H. Biggs	Kenneth M. Duberstein	Rozanne L. Ridgway
John E. Bryson	W. James McNerney, Jr.
Philip M. Condit	Lewis E. Platt

(c)	The results of voting on Proposals 2 through 13 were as follows:

2.	A management proposal recommending that shareholders approve The Boeing Company 2003 Incentive Stock Plan.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	493,273,932	61.65	73.48	74.86
Against	165,606,221	20.69	24.67	25.13
Abstain	12,376,906	1.54	1.84

3.	A Company advisory vote on the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2003.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	645,810,522	80.72	96.20	97.91
Against	13,743,614	1.71	2.04	2.08
Abstain	11,702,924	1.46	1.74

4.	A shareholder proposal requesting the Company to provide a comprehensive report describing the Company’s involvement in space-based weaponization.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	31,127,719	3.89	6.01	6.75
Against	429,663,327	53.70	83.01	93.24
Abstain	56,804,410	7.10	10.97
Broker non-votes	153,661,603	19.20

5.	A shareholder proposal requesting the Board to develop and adopt a comprehensive human rights policy.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	118,126,913	14.76	22.82	25.77
Against	340,253,187	42.52	65.73	74.22
Abstain	59,215,363	7.40	11.44
Broker non-votes	153,661,597	19.20

6.	A shareholder proposal requesting the Board to adopt annual election of all directors.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	285,304,767	35.66	55.12	56.52
Against	219,407,547	27.42	42.38	43.47
Abstain	12,883,150	1.61	2.48
Broker non-votes	153,661,596	19.20

7.	A shareholder proposal recommending that the Company not adopt or maintain a shareholder rights plan, unless such plan has been previously approved by a shareholder vote.

	Number of Votes	% of Eligible Votes	% of Votes Present	% of Votes For or Against

For	255,024,366	31.87	49.27	50.69
Against	247,998,295	30.99	47.91	49.30
Abstain	14,572,797	1.82	2.81
Broker non-votes	153,661,602	19.20

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

Item 5. Other Information

Change in 2004 Annual Meeting Date; Deadlines for Receipt of Shareholder Proposals

Our Board of Directors has determined to change the date of our next Annual Meeting of Shareholders from Monday, April 26, 2004 (as was originally reported in our 2003 Proxy Statement) to Monday,  May 3, 2004.

Under Rule 14a-8(e) of the Securities Exchange Act of 1934, shareholder proposals intended for inclusion in our 2004 Proxy Statement must be submitted in writing to the Office of the Corporate Secretary, Boeing World Headquarters, 100 North Riverside Plaza, 311A1, MC 5003-1001, Chicago, Illinois 60606-1596, and must be received by Saturday, November 22, 2003.

The advanced notice provision of our by-laws requires that any shareholder proposal, including director nominations, submitted for consideration at the 2004 annual meeting, but not submitted for inclusion in the proxy statement, must be received in writing by the Office of the Corporate Secretary at the above address no earlier than Saturday, January 4, 2004, and no later than Tuesday, February 3, 2004. Notice of proposals not received in accordance with this provision will be considered untimely for purposes of Rule 14a-4(c)(1) of the Securities Exchange Act of 1934.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(3(ii))	Amended By-laws

(15)	Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

(99.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(99.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K:

On April 10, 2003 we filed a Form 8-K to announce the completion of a goodwill impairment analysis and assessment of customer financing portfolio that resulted in non-cash charges of $1.2 billion in the first quarter of 2003.

On April 23, 2003 we filed a Form 8-K to report first quarter results and updated outlook as announced.

On June 13, 2003 we filed a Form 8-K to disclose that Lockheed Martin filed a suit against us and three of our former employees, in the U.S. District Court for the Middle District of Florida, on June 10, 2003.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statements of financial position as of June 30, 2003, the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002, have been reviewed by the registrant’s independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2003 and the related condensed consolidated financial statements of operations for the three- and six-month periods ended June 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statements of financial position of the Company as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statements of financial position as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated statements of financial position from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

July 24, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY

(Registrant)

August 4, 2003	/S/ JAMES A. BELL

(Date)	James A. Bell
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

Date: August 1, 2003

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

Date: August 1, 2003

/S/    MICHAEL M. SEARS

Executive Vice President,

Office of the Chairman and

Chief Financial Officer