Form 10-Q/A
period 2003-06-30
BOEING CO
filed 2003-08-13
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Item 6. Exhibits

The following Exhibits of the 10-Q filed on August 4, 2003 have been amended for a clerical correction to the date for the period being certified pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(a) Exhibits:

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

THE BOEING COMPANY

(Registrant)

August 13, 2003	/S/ JAMES A. BELL

(Date)	James A. Bell
Senior Vice President Finance
& Corporate Controller

3