Form 10-Q
period 2003-09-30
BOEING CO
filed 2003-10-29
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 24, 2003, there were 800,216,147 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended		Three months ended
(Dollars in millions except per share data)	September 30		September 30

	2003	2002	2003	2002

Sales and other operating revenues	$37,287	$40,368	$12,242	$12,690
Cost of products and services	(32,635)	(34,128)	(10,451)	(11,025)
Boeing Capital Corporation interest expense	(332)	(297)	(110)	(108)

	4,320	5,943	1,681	1,557

Income from operating investments, net	33	33	18	(8)
General and administrative expense	(2,141)	(1,908)	(738)	(615)
Research and development expense	(1,212)	(1,215)	(414)	(371)
Gain on dispositions, net	12	46	0	4
Share-based plans expense	(348)	(333)	(115)	(113)
Goodwill impairment	(913)	0	0	0
Impact of September 11, 2001, recoveries/(charges)	16	(34)	1	0

Earnings (loss) from operations	(233)	2,532	433	454
Other income/(expense), net	30	38	1	(2)
Interest and debt expense	(268)	(239)	(83)	(77)

Earnings (loss) before income taxes	(471)	2,331	351	375
Income tax (expense)/benefit	57	(602)	(95)	(3)

Net earnings (loss) before cumulative effect of accounting change	(414)	1,729	256	372
Cumulative effect of accounting change, net of tax	0	(1,827)	0	0

Net earnings (loss)	$(414)	$(98)	$256	$372

Basic earnings (loss) per share before cumulative effect of accounting change	$(0.52)	$2.16	$0.32	$0.47
Cumulative effect of accounting change, net of tax	0.00	(2.28)	0.00	0.00

Basic earnings (loss) per share	$(0.52)	$(0.12)	$0.32	$0.47

Diluted earnings (loss) per share before cumulative effect of accounting change	$(0.52)	$2.14	$0.32	$0.46
Cumulative effect of accounting change, net of tax	0.00	(2.26)	0.00	0.00

Diluted earnings (loss) per share	$(0.52)	$(0.12)	$0.32	$0.46

Cash dividends paid per share	$0.51	$0.51	$0.17	$0.17

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	September 30 2003	December 31 2002

Assets

Cash and cash equivalents	$1,733	$2,333
Accounts receivable	4,422	5,007
Current portion of customer and commercial financing	788	1,289
Deferred income taxes	2,042	2,042
Inventories, net of advances, progress billings and reserves	6,630	6,184

Total current assets	15,615	16,855
Customer and commercial financing, net	11,964	10,922
Property, plant and equipment, net	8,451	8,765
Goodwill	1,910	2,760
Other acquired intangibles, net	1,058	1,128
Prepaid pension expense	8,504	6,671
Deferred income taxes	2,045	2,272
Other assets	2,708	2,969

	$52,255	$52,342

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$13,538	$13,739
Advances in excess of related costs	3,272	3,123
Income taxes payable	584	1,134
Short-term debt and current portion of long-term debt	1,550	1,814

Total current liabilities	18,944	19,810
Accrued retiree health care	5,657	5,434
Accrued pension plan liability	6,271	6,271
Deferred lease income	713	542
Long-term debt	13,320	12,589
Shareholders’ equity:
Common shares, par value $5.00 –
1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,450	2,141
Treasury shares, at cost – 170,741,772 and 171,834,950	(8,340)	(8,397)
Retained earnings	13,561	14,262
Accumulated other comprehensive income	(3,975)	(4,045)
ShareValue Trust shares – 41,021,428 and 40,373,809	(1,405)	(1,324)

Total shareholders’ equity	7,350	7,696

	$52,255	$52,342

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30

(Dollars in millions)	2003	2002

Cash flows – operating activities:
Net earnings (loss)	$(414)	$(98)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Non-cash items:
Impairment of goodwill	913	2,410
Share-based plans expense	348	333
Depreciation	1,012	939
Amortization of other acquired intangibles	69	65
Amortization of debt discount/premium and issuance costs	10	7
Pension income	(140)	(427)
Investment/asset impairment charges, net	94	312
Customer and commercial financing valuation provision	222	146
Gain on dispositions, net	(12)	(46)
Other charges and credits, net	29	(2)
Changes in assets and liabilities –
Accounts receivable	532	(36)
Inventories, net of advances, progress billings and reserves	(718)	652
Accounts payable and other liabilities	(35)	(346)
Advances in excess of related costs	149	(715)
Income taxes payable and deferred	(418)	4
Deferred lease income	171	(60)
Prepaid pension expense	(1,693)	(340)
Accrued retiree health care	223	127
Other	(93)	41

Net cash provided by operating activities	249	2,966

Cash flows – investing activities:
Customer financing and properties on lease, additions	(1,793)	(2,788)
Customer financing and properties on lease, reductions	878	1,050
Property, plant and equipment, net additions	(478)	(586)
Acquisitions, net of cash acquired	289	0
Proceeds from dispositions	158	121
Contributions to investment in strategic and non-strategic operations	(62)	(501)
Proceeds from investment in strategic and non-strategic operations	146	137

Net cash used by investing activities	(862)	(2,567)

Cash flows – financing activities:
New borrowings	1,803	2,447
Debt repayments	(1,385)	(1,403)
Stock options exercised, other	24	54
Dividends paid	(429)	(428)

Net cash provided by financing activities	13	670

Net increase (decrease) in cash and cash equivalents	(600)	1,069

Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of third quarter	$1,733	$1,702

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. The results of operations, for the period ended September 30, 2003, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 – Standards Issued and Not Yet Implemented

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46  (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). The provisions of FIN 46 became effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 for our VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, issued in October 2003. Although we are continuing to assess the impact of FIN 46, we currently believe that we will not be required to consolidate any additional VIEs that are significant. However, our final conclusions will be incorporated into the financial statements upon full adoption of FIN 46 on December 31, 2003. Disclosures about our significant variable interests in VIEs are provided in Note 17.

Note 3 – 757 Program Completion

On October 16, 2003, we announced our decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. The decision was based on a thorough assessment of market demand for the airplane.

The decision has resulted in a pre-tax earnings charge to costs of products and services of $184, which consisted of $142 related to vendor penalties, $27 related to the write-down of 757 program inventory, and $15 related to the write-down of 757 spares inventory. Most of the liability of $142 related to vendor penalties will be settled in cash by the end of 2005.

Note 4 – Goodwill and Acquired Intangibles

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. As a result of the adoption of SFAS No. 142, we recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to our segments as follows: Launch and Orbital Systems $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

We reorganized our Military Aircraft and Missile Systems and Space and Communications segments into Integrated Defense Systems (IDS). This reorganization triggered a goodwill impairment analysis as of January 1, 2003. This analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the three months ended March 31, 2003 of $913 ($818 net of tax).

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2003, were as follows:

	December 31 2002	Goodwill Adjustments (1)	Impairment Losses	September 30 2003

Commercial Airplanes	$627	$(7)	$(341)	$279
Aircraft and Weapon Systems	317			317
Network Systems	1,124	70		1,194
Support Systems	117			117
Launch and Orbital Systems	572		(572)
Other	3			3

	$2,760	$63	$(913)	$1,910

(1)	The goodwill adjustments represent goodwill related to an acquisition and a post-acquisition purchase price adjustment.

In July 2003 we reached a settlement with Hughes Electronics (a subsidiary of General Motors) regarding our acquisition of Hughes’ satellite manufacturing operations. The settlement resulted in receipt of payment for accounts receivable recorded as part of the original purchase price. This settlement resolves all existing claims for purchase price adjustments and did not result in a change to our goodwill balance.

The gross carrying amounts and accumulated amortization of our acquired intangible assets as of September 30, 2003 and December 31, 2002, were as follows:

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$180	$566	$135
Product know-how	308	31	308	23
Customer base	106	20	106	14
Other	144	32	145	22

	$1,124	$263	$1,125	$194

Amortization expense for acquired finite-lived intangible assets for the nine months ended September 30, 2003 and 2002, was $69 and $65. Estimated amortization expense for the five succeeding years is as follows:

Estimated Amortization Expense

2004	$92
2005	$89
2006	$82
2007	$82
2008	$82

As of September 30, 2003 and December 31, 2002, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 5 – Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

Basic weighted average shares outstanding	800.1	798.9	800.2	799.2
Dilutive securities:
Stock options		1.8	1.0	1.4
Stock units		7.9	7.6	7.7
ShareValue Trust

Diluted potential common shares		9.7	8.6	9.1

Diluted weighted average shares outstanding	800.1	808.6	808.8	808.3

Basic earnings per share is calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. Potential common shares are considered dilutive if they would either reduce earnings per share or increase loss per share. As a result of incurring a loss from continuing operations for the nine months ended September 30, 2003, no potential common shares are included in the calculation of diluted earnings per share because the effect would have been antidilutive. As a result of incurring income from continuing operations for the three months ended September 30, 2003, potential common shares are included in the calculation of diluted earnings per share because the effect was dilutive.

The weighted average number of shares outstanding (in millions), included in the table below, are excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

Stock options	24.6	19.2	24.6	23.3
Stock units	.2	.1	.2	.1
Performance Shares	24.5	19.0	24.5	19.0
ShareValue Trust	41.0	40.2	41.0	40.2

Note 6 – Income Taxes

The effective income tax rate of 12.1% of pre-tax loss for the nine months ended September 30, 2003 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges. The effective income tax rate of 25.8% of pre-tax earnings for the nine months ended September 30, 2002 differed from the federal statutory rate of 35% due primarily to FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

Income tax payments, net of tax refunds, were $345 and $7 for the nine months ended September 30, 2003 and 2002. Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1981, and IRS examinations have been completed through 1991. We believe adequate provisions for all outstanding issues have been made for all open years.

Note 7 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30 2003	December 31 2002

U.S. Government contracts	$2,593	$2,860
Commercial contracts	1,001	1,478
Other	946	780
Less valuation allowance	(118)	(111)

	$4,422	$5,007

Included in the Other category is $101 related to an advance to an equipment trust certificate (ETC) in relation to our obligation as liquidity provider. Our obligation was terminated with the advance, which may not be received in the next twelve months; however, we believe there is sufficient collateral to ensure collectability. See Note 17.

Note 8 – Inventories

Inventories consisted of the following:

	September 30 2003	December 31 2002

Commercial aircraft programs	$6,715	$7,665
Long-term contracts in progress	9,332	9,297
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	3,831	2,920

	19,878	19,882
Less advances and progress billings	(13,248)	(13,698)

	$6,630	$6,184

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units represent deferred production costs. As of September 30, 2003 and December 31, 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	September 30 2003	December 31 2002

Unamortized tooling
777	$625	$709
Deferred production costs
777	$776	$785

As of September 30, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs were insignificant relative to the programs’ balance-to-go cost estimates.

As of September 30, 2003 and December 31, 2002, our Commercial Airplanes segment inventory included a small quantity of airplanes that were completed but unsold. As of September 30, 2003 and December 31, 2002, these aircraft were valued at $128 and $246.

During the nine months ended September 30, 2003 and the year ended December 31, 2002, we purchased $539 and $706 of used aircraft. Used aircraft in Inventory totaled $910 and $506 as of September 30, 2003 and December 31, 2002.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases. Additionally, we may finance the sale of new aircraft with a short-term note receivable. The net change in the carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $67 and $124 for the nine months ended September 30, 2003 and year ended December 31, 2002 and resulted in a decrease to Inventory and an offsetting increase to Customer and commercial financing. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

Note 9 – Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	September 30 2003	December 31 2002

Aircraft financing
Notes receivable	$2,463	$2,036
Investment in sales-type/financing leases	3,977	3,529
Operating lease equipment, at cost, less accumulated depreciation of $647 and $553	4,254	4,353
Commercial equipment financing
Notes receivable	859	918
Investment in sales-type/financing leases	726	880
Operating lease equipment, at cost, less accumulated depreciation of $109 and $99	942	837

Less valuation allowance of receivables	(469)	(342)

	$12,752	$12,211

The change in the valuation allowance of receivables, for the nine and three months ended  September 30, 2003, consisted of the following:

	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

Beginning balance	$(342)	$(142)	$(480)	$(148)
Provision for losses	(222)	(146)	(43)	(129)
Write-offs, net of recoveries	95	14	54	3

Ending balance	$(469)	$(274)	$(469)	$(274)

During the nine and three months ended September 30, 2003, we recorded $31 and $12 to increase the valuation allowance due to the normal growth of the customer financing portfolio. However, during the nine and three months ended September 30, 2003, an additional charge of $191 and $31 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

For the nine months ended September 30, 2003, we recorded charges related to customer financing activities of $112 in operating earnings, which includes impairment charges of $91 ($86 recorded by BCC) and $21 of charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. During the three months ended September 30, 2003, we recorded charges related to customer financing activities of $17 in operating earnings, which consists of impairment charges of $35 ($34 recognized at BCC) offset by $18 resulting from the favorable renegotiation of leases subject to intercompany guarantees. The impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation or market exposure. As of September 30, 2003 and December 31, 2002, sales-type/financing leases and operating leases attributable to aircraft financing included $1,375 and $1,175 attributable to 757 model aircraft ($495 and $356 accounted for as operating leases) and $2,045 and $1,858 attributable to 717 model aircraft ($459 and $597 accounted for as operating leases) and $902 and $835 attributable to MD-11 model aircraft ($735 and $695 accounted for as operating leases).

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of September 30, 2003 and December 31, 2002, aircraft financing operating lease equipment included $368 and $786 of equipment available for re-lease. As of September 30, 2003, we had firm lease commitments for $116 of this equipment.

As of December 31, 2002, we recorded $181 of customer financing operating lease assets and assumed an offsetting amount of debt relating to aircraft leased to a customer. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, were not reflected in the Condensed Consolidated Statements of Cash Flows. During the nine months ended September 30, 2003, we paid off our obligation and obtained title on the aircraft, triggering the reclassification to sales-type/financing lease assets.

During 2002, AMR Corporation returned 24 717s to us that were recorded as operating leases. As of December 31, 2002, two of the returned aircraft had been placed out on lease. AirTran Holdings, Inc. (AirTran) signed an agreement with us in 2002 to lease 22 of the 717s. The AirTran 717 aircraft are scheduled for delivery throughout 2003. As of September 30, 2003, we had delivered 17 of these aircraft, which we recorded as sales-type/financing leases upon delivery.

Note 10 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30 2003	December 31 2002

Land	$455	$461
Buildings	9,087	9,081
Machinery and equipment	10,956	11,105
Construction in progress	1,008	837

	21,506	21,484
Less accumulated depreciation	(13,055)	(12,719)

	$8,451	$8,765

Note 11 – Investments

Joint ventures and other investments

All investments are recorded in other assets. At September 30, 2003 and December 31, 2002, other assets included $204 and $227 attributable to investments in joint ventures and other non-marketable securities.

Investments in debt and equity securities

The following table shows the impact of investments accounted for pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded in other assets at estimated fair value. Unrealized gains/losses on available-for-sale securities are recorded in accumulated other comprehensive income; however, losses deemed other than temporary are recorded to earnings in the period. Held-to-maturity securities are recorded at amortized cost. The unrealized gains/losses of held-to-maturity securities are not recorded in the condensed consolidated financial statements and are shown in the table below for informational purposes only.

	September 30, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$3	$7	$-	$10	$5	$4	$-	$9
Debt	31			31	4			4
Held-to-Maturity
Debt	460		62	398	490		239	251

	$494	$7	$62	$439	$499	$4	$239	$264

Included in held-to-maturity investments carried at amortized cost at September 30, 2003 and December 31, 2002, were $421 and $455 of enhanced equipment trust certificates (EETCs).

Maturities of debt securities at September 30, 2003, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less	$-	$-	$-	$-
Due from 1 to 5 years	31	31	328	284
Due from 5 to 10 years	-	-	61	49
Due after 10 years	-	-	71	65

	$31	$31	$460	$398

Note 12 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	September 30 2003	December 31 2002

Accounts payable	$4,044	$4,431
Accrued compensation and employee benefit costs	2,803	2,876
Pension liabilities	1,196	1,177
Product warranty liabilities	867	898
Lease and other deposits	300	280
Dividends payable	-	143
Other	4,328	3,934

	$13,538	$13,739

Accounts payable included $318 and $301 at September 30, 2003 and December 31, 2002, attributable to checks written but not yet cleared by the bank.

The Other category in the table above contains $557 and $558 at September 30, 2003 and  December 31, 2002, related to our wholly-owned captive insurance companies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,674 and $1,497 at September 30, 2003 and  December 31, 2002, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable. The Other category included forward loss recognition related to launch and satellite contracts of $1,092 and $267 at September 30, 2003 and December 31, 2002.

Note 13 – Debt

Debt consisted of the following:

	September 30 2003	December 31 2002

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.219% – 9.900% notes due through 2012	$85	$50
Senior debt securities
1.716% – 7.375% due through 2013	5,508	5,006
Senior medium-term notes
1.350% – 7.640% due through 2023	2,630	3,113
Euro medium-term notes
2.020% – 3.410% due through 2004	60	51
Subordinated notes
3.579% – 8.310% due through 2012	24	24
Capital lease obligations
1.495% – 7.350% due through 2008	308	362
Retail notes
3.150% – 6.750% due through 2017	764	487
Commercial paper securitized due 2009	180	299
Commercial paper		73

Subtotal Boeing Capital Corporation debt	$9,559	$9,465

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$547	$566
Unsecured debentures and notes
300, 6.350% due Jun. 15, 2003		300
200, 7.875% due Feb. 15, 2005	202	203
199, 0.000% due May 31, 2005*	183	174
300, 6.625% due Jun. 1, 2005	298	297
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	348
600, 5.125% due Feb. 15, 2013	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
6.840% – 7.460% due through 2006	60	60
Capital lease obligations due through 2005	55	337
Other notes	139	165

Subtotal other Boeing debt	$5,311	$4,938

Total debt	$14,870	$14,403

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.
**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

We have $4,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. We continue to be in full compliance with all covenants contained in our debt agreements.

Total debt interest, including amounts capitalized, was $188 and $207 for the three months ended September 30, 2003 and 2002. Interest payments were $194 and $222 for the same periods. Total debt interest, including amounts capitalized, was $600 and $602 for the nine months ended September 30, 2003 and 2002. Interest payments were $568 and $560 for the same periods.

Short-term debt, and current portion of long-term debt, consisted of the following:

	September 30, 2003		December 31, 2002
	Consolidated Total	BCC Only	Consolidated Total	BCC Only

Commercial Paper conduit	$45	$45	$30	$30
Senior medium-term	1,248	1,233	915	900
Unsecured debentures and notes			300
Subordinated notes	20	20
Commercial Paper			73	73
Capital lease obligations	148	122	437	143
Non-recourse debt and notes	73	43	35	7
Euro medium-term notes	9	9
Other notes	7		24

	$1,550	$1,472	$1,814	$1,153

On September 13, 2002, we filed a public shelf registration of $1,000 with the SEC, which was declared effective on September 20, 2002. On February 11, 2003, we received proceeds from the issuance of $1,000 of unsecured notes. This issuance was made up of two offerings: $600, 5.125% note due 2013, and $400, 6.125% note due 2033.

Note 14 – Share-Based Compensation

Share-based plans expense consisted of the following:

	Nine months ended September 30		Three months ended September 30
	2003	2002	2003	2002

Performance Shares	$243	$219	$81	$76
ShareValue Trust	53	54	18	18
Stock options, other	52	60	16	19

	$348	$333	$115	$113

Deferred stock compensation plans are reflected in general and administrative expense. We had issued 7,890,320 stock units as of September 30, 2003, that are convertible to either stock or a cash equivalent, of which 6,881,874 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the nine months ended September 30, 2003 and 2002, general and administrative expense (reduction to expense) related to deferred stock compensation was $10 and $(34). For the three months ended September 30, 2003 and 2002, general and administrative expense (reduction to expense) related to deferred stock compensation was $0 and $(70).

Beginning with our 2003 grants, all new Performance Shares awarded are subject to different terms and conditions from those reported in our 2002 Annual Report. If at any time up to five years after award the stock price reaches and maintains for twenty consecutive days a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120% and 125%, the cumulative portion of awarded shares convertible to common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120% and 125%, respectively. Performance Share awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, to the extent certain criteria are met, allow vesting following the end of the performance period. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of our total shareholder return relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) our total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the 5-year Treasury Bill rate at the start of the 5-year period.

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (the 2003 Plan). The 2003 Plan will permit awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives. The aggregate number of shares of Boeing stock available for issuance under the 2003 Plan will not exceed 30 million. The Board of Directors may increase this number by an additional three million shares if we acquire another company and substitute awards for the acquired company’s outstanding stock option or equity award commitments or otherwise grant awards in connection with the acquisition. A summary of the principal features is provided in our 2003 Proxy Statement.

Note 15 – Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2003 and 2002, consisted of the following:

(Shares in thousands)

	2003		2002
	Shares	Amount	Shares	Amount

Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – September 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,141		$1,975
Share-based compensation		348		333
Treasury shares issued for stock plans, net		(40)		(37)
Tax benefit (expense) related to stock plans		(80)		7
ShareValue Trust market value adjustment		81		(186)

Ending balance – September 30		$2,450		$2,092

Treasury stock
Beginning balance – January 1	171,835	$(8,397)	174,290	$(8,509)
Treasury shares issued for stock plans, net	(1,093)	57	(1,796)	78

Ending balance – September 30	170,742	$(8,340)	172,494	$(8,431)

Retained earnings
Beginning balance – January 1		$14,262		$14,340
Net earnings (loss)		(414)		(98)
Cash dividends declared		(287)		(285)

Ending balance – September 30		$13,561		$13,957

Accumulated other comprehensive income
Beginning balance – January 1		$(4,045)		$(485)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax				23
Gain (loss) on derivative instruments, net of tax		30		46
Gain (loss) on certain investments, net of tax		1		(3)
Foreign currency translation adjustment		39		12

Ending balance – September 30		$(3,975)		$(407)

Unearned compensation
Beginning balance – January 1		$-		$(3)
Amortization and forfeitures				2

Ending balance – September 30		$-		$(1)

ShareValue Trust
Beginning balance – January 1	40,374	$(1,324)	39,691	$(1,552)
Shares acquired from dividend reinvestment, net of fees	647		481
Market value adjustment		(81)		186

Ending balance – September 30	41,021	$(1,405)	40,172	$(1,366)

No adjustments to accumulated other comprehensive income are included in reported net earnings (loss) except for the $23 reclassification adjustment for (gain) loss realized in net earnings, net of tax, during the nine months ended September 30, 2002.

Note 16 – Derivative Financial Instruments

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

Fair value hedges

Interest rate swaps, under which we agree to pay variable rates of interest, are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items are reported in earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was insignificant for the nine months ended September 30, 2003 and 2002.

During the three months ended March 31, 2003, we also held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. As of March 31, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, during the three months ended March 31, 2003, we recognized a pre-tax non-cash charge of $21. During the next twelve months, we expect to amortize a $16 gain, from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships, to earnings.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of other comprehensive income) and is subsequently reclassified into earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Ineffectiveness for cash flow hedges was insignificant for the nine months ended September 30, 2003. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We entered into certain commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the nine months ended September 30, 2003 and 2002.

At September 30, 2003 and December 31, 2002, net losses of $26 ($17 net of tax) and $74 ($47 net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. For the nine months ended September 30, 2003 and 2002, losses of $16 and $37 (net of tax) were reclassified to cost of products and services. During the next year, we expect to reclassify to cost of products and services a loss of $19 (net of tax).

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the nine months ended September 30, 2003 and 2002, these non-hedging instruments resulted in a gain of $36 and $37.

Note 17 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, ETC investments, and product warranties.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. During the nine month period ended September 30, 2003, the fair value of guarantees we issued was not material.

Third-party guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect our expected results. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects our best estimate of future payments we may incur as part of fulfilling our guarantee obligations. Portions of certain liabilities were established in prior periods as part of our special charges due to the events of September 11, 2001.

As of September 30, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*	Portion of Liabilities Related to the Events of September 11, 2001

Asset-related guarantees	$775	$608	$5
Credit guarantees related to the Sea Launch venture	520	312	208
Other credit guarantees	121	49	13
Equipment trust certificates	28
Performance guarantees	55	18
*	Amounts included in Accounts payable and other liabilities

As of December 31, 2002	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*	Portion of Liabilities Related to the Events of September 11, 2001

Asset-related guarantees	$790	$629	$17	$7
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1
*	Amounts included in Accounts payable and other liabilities

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

We have issued credit guarantees to creditors of the Sea Launch venture, in which we are a 40% partner, to assist the venture in obtaining financing. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payments we may make related to Sea Launch obligations. Some of these guarantees are also collateralized by certain assets of the venture. During the three months ended September 30, 2003, we increased the estimated value of proceeds from recourse reflected in the above table, based on our updated analysis of substantive guarantees from other partners. In addition, we have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 12 years.

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below levels specified in these agreements. These obligations would cease if United Airlines were to default on its interest payments to the trust. These guarantees will expire over the next 13 years.

As of December 31, 2002, we had certain obligations to investors in the trusts as a liquidity provider for ETC pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United Airlines. In the event of funding, we are entitled to receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 to the trust perfecting our collateral position and terminating our liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to us.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire over the next 14 years.

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three- to four-year standard warranty for systems, accessories, equipment, parts, and software manufactured by us or manufactured to certain standards under our authorization. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are included in the program’s estimate at completion (EAC) and expensed as aircraft are delivered. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segment principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six- to twelve-month warranty period and cover systems, accessories, equipment, parts, and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2003.

	December 31 2002	Additions for New Warranties	Reductions for Payments Made	Changes in Estimates	September 30 2003

Product warranty liabilities*	$898	$125	$(193)	$37	$867
*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

Although we are continuing to assess the impact of FIN 46, we currently believe that we will not be required to consolidate any additional VIEs that are significant, because we do not bear a majority of the expected losses or returns. We continue to monitor guidance issued by the FASB and our conclusions regarding consolidation may change upon full adoption of FIN 46 on December 31, 2003. We previously disclosed that we expected to consolidate a particular special purpose entity (SPE) arrangement as of July 1, 2003. However, in September 2003, we sold a majority of our investment in this SPE, resulting in a gain of $45. The partial sale of our investment reduced our exposure to expected losses and returns below the 50% level, and along with the deferral of the FIN 46 adoption date, resulted in this SPE not being consolidated.

Our significant variable interests include certain investments in ETCs and EETCs, SPEs that we lend to, and joint ventures such as Sea Launch. The following is a discussion of our significant variable interests in VIEs by type.

We have investments in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. We believe that our maximum exposure to economic loss from ETCs and EETCs is $582, comprised of our $451 investment balance, rights to collateral estimated at $103 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of September 30, 2003, the ETC and EETC transactions we participated in had total assets of $4,375 and total debt (which is non-recourse to us) of $3,923.

We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders, and loan guarantors, including, for example, the Export-Import Bank of the United States. Some of these SPEs are fully consolidated in our financial statements. Both consolidated and non-consolidated SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are VIEs is $215, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of September 30, 2003, these SPE arrangements had total assets of $1,891 and total debt (which is non-recourse to us) of $1,706.

The Sea Launch venture, in which we have been a 40% partner since inception in 1995, provides ocean-based launch services to commercial satellite customers. We believe that our total maximum exposure to loss from Sea Launch is $551 assuming no estimated proceeds from collateral or recourse from other venture partners, and is comprised of $312 ($520 net of $208 in established reserves) related to credit guarantees (as described in “Third-party guarantees” above), $183 ($324 net of $141 of established reserves) of short- and long-term accounts receivables and advances, $30 related to performance guarantees provided by us to a Sea Launch customer, and $26 for potential subcontract termination liabilities. The total assets and total liabilities of the Sea Launch venture each represent less than 4% of our consolidated total assets and total liabilities as of September 30, 2003.

We have ownership interests, ranging from 32% to 50%, in certain joint ventures that carry out military aircraft related activities. We believe our total maximum exposure to loss is $41, representing our $8 aggregate carrying value of our investments in the ventures, and a $33 note receivable from one of the ventures. As of September 30, 2003, these ventures had total assets of $994 and total liabilities of $1,233, including $668 of debt.

Other commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we enter into specified-price trade-in commitments that give certain customers the right to trade in used aircraft upon the purchase of Sale Aircraft. We also may enter into specified-price repurchase agreements with certain customers wherein we agree to repurchase Sale Aircraft, contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, a repurchase agreement may become a trade-in commitment. Repurchase agreements are not included in the table below. Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure included in accounts payable and other liabilities in the table below is related to item (2) above.

	September 30 2003	December 31 2002

Accounts payable and other liabilities related to trade-in commitments, excluding liabilities related to September 11	$62	$63
Other liabilities related to September 11	48	93
Total contractual trade-in commitments	1,680	2,452
Probable contractual trade-in commitments	829	1,370

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $719 and $1,214 as of September 30, 2003 and December 31, 2002.

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $4,019 and $3,223 as of September 30, 2003 and December 31, 2002. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We have commitments to arrange for equipment financing totaling $57 and $106 as of September 30, 2003 and December 31, 2002.

As of September 30, 2003 and December 31, 2002, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $342 and $246. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2003 and December 31, 2002, accounts payable and other liabilities included $117 and $130 ($2 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

As of September 30, 2003 and December 31, 2002, we have extended a $69 credit-line agreement to one of our joint venture partners. To date, $33 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

Note 18 – Contingencies

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

In 1991, the U.S. Navy notified McDonnell Douglas (now our subsidiary) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2003, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of approximately $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,080). The loss to us would total approximately $1,485 in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $973, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the U.S. Air Force notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the Air Force suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The Air Force also terminated 7 out of 21 of our previously awarded EELV launches through a mutual contract modification and disqualified us from competing for three additional launches under a follow on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit against the three individual former employees and us arising from the same facts. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on us.

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Illinois state court against us as nominal defendant and against each current member of the Board of Directors. They are Den v. Gray et al. and Cohen v. Gray et al., (Circuit Court A, Cook County, Chancery Div.). The suits allege that the Directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV matters described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuits seek an unspecified amount of damages against each director, the return of certain salaries and other remuneration, and the implementation of remedial measures. In October 2003, a third shareholder derivative action was filed against the same defendants in federal court in New York (Seinfeld v. Gray et al. (U.S. Dist. Ct. S.D.N.Y)). The third suit charges that our 2003 Proxy Statement contained false and misleading statements concerning our 2003 Incentive Stock Plan. The lawsuit seeks a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether they would or could have a material financial impact on us.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material impact on our financial position. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of September 30, 2003, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of total liabilities.

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

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated $2,233 and $1,663 at September 30, 2003 and December 31, 2002.

Additionally, we are currently in discussions with the government regarding the allowability and allocability of certain pension costs which could be material. It is not possible at this time to predict the outcome of these discussions.

Note 19 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

Revenues:
Commercial Airplanes	$16,565	$22,038	$5,049	$6,063
Integrated Defense Systems:
Aircraft and Weapon Systems	8,177	7,727	2,953	2,884
Network Systems	6,514	5,578	2,327	2,024
Support Systems	3,037	2,517	1,053	885
Launch and Orbital Systems	2,387	2,123	959	700

Total Integrated Defense Systems	20,115	17,945	7,292	6,493
Boeing Capital Corporation	914	718	344	236
Other	667	361	152	105
Accounting differences/eliminations	(974)	(694)	(595)	(207)

Operating revenues	$37,287	$40,368	$12,242	$12,690

Earnings (loss) from operations:
Commercial Airplanes	$236	$1,533	$35	$334
Integrated Defense Systems:
Aircraft and Weapon Systems	1,104	976	351	317
Network Systems	386	330	151	76
Support Systems	333	270	117	126
Launch and Orbital Systems	(1,660)	(126)	(58)	(113)

Total Integrated Defense Systems	163	1,450	561	406
Boeing Capital Corporation	67	46	108	(93)
Other	(233)	(288)	(55)	(191)
Accounting differences/eliminations	50	244	(29)	107
Share-based plans expense	(348)	(333)	(115)	(113)
Unallocated (expense)/income	(168)	(120)	(72)	4

Earnings (loss) from operations	(233)	2,532	433	454
Other income/(expense), net	30	38	1	(2)
Interest and debt expense	(268)	(239)	(83)	(77)

Earnings (loss) before income taxes	(471)	2,331	351	375
Income tax (expense)/benefit	57	(602)	(95)	(3)

Net earnings (loss) before cumulative effect of accounting change	$(414)	$1,729	$256	$372

Effective income tax rate	12.1%	25.8%	27.1%	0.8%
Research and development expense:
Commercial Airplanes	$486	$613	$172	$177
Integrated Defense Systems:
Aircraft and Weapon Systems	266	201	100	65
Network Systems	140	96	45	46
Support Systems	47	33	14	11
Launch and Orbital Systems	181	182	47	48

Total Integrated Defense Systems	634	512	206	170
Other	92	90	36	24

Total research and development expense	$1,212	$1,215	$414	$371

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

See Note 20 for a discussion of the BCC segment.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Air Traffic Management is a business unit developing new approaches to a global solution to address air traffic management issues. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the United Kingdom Royal Air Force, are included within the Other segment classification.

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

The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 14.

Note 20 – Boeing Capital Corporation (BCC)

BCC is one of our wholly owned subsidiaries. BCC is primarily engaged in the financing of commercial and private aircraft and commercial equipment. The portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation). BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments, and gains/losses on revaluation of derivatives. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 9. Beginning in 2003, interest expense is being reported as a component of operating earnings. BCC is fully consolidated into our financial statements. Intercompany profits, transactions, and balances (including those related to intercompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated		Boeing		BCC
Nine months ended September 30,	2003	2002	2003	2002	2003	2002

Operations:
Sales and other operating revenues	$37,287	$40,368	$36,373	$39,650	$914	$718
Cost of products and services	(32,635)	(34,128)	(32,182)	(33,859)	(453)	(269)
BCC interest expense	(332)	(297)			(332)	(297)

	4,320	5,943	4,191	5,791	129	152
Operating expenses	(4,553)	(3,411)	(4,491)	(3,305)	(62)	(106)

Earnings (loss) from operations	(233)	2,532	(300)	2,486	67	46
Other income/(expense), net	30	38	30	38
Interest and debt expense	(268)	(239)	(268)	(239)

Earnings (loss) before income taxes	(471)	2,331	(538)	2,285	67	46
Income tax (expense) benefit	57	(602)	77	(588)	(20)	(14)

Net earnings (loss) before cumulative effect of accounting
change	(414)	1,729	(461)	1,697	47	32
Cumulative effect of accounting change, net of tax		(1,827)		(1,827)

Net earnings (loss)	$(414)	$(98)	$(461)	$(130)	$47	$32

Nine months ended September 30,	2003	2002	2003	2002	2003	2002

Cash flows:
Net earnings (loss)	$(414)	$(98)	$(461)	$(130)	$47	$32
Operating activities adjustments	663	3,064	137	2,632	526	432

Operating activities	249	2,966	(324)	2,502	573	464
Investing activities	(862)	(2,567)	(164)	(366)	(698)	(2,201)
Financing activities	13	670	(174)	(899)	187	1,569

Net increase (decrease) in cash and cash equivalents	(600)	1,069	(662)	1,237	62	(168)
Cash and cash equivalents at beginning of year	2,333	633	1,647	233	686	400

Cash and cash equivalents at end of third quarter	$1,733	$1,702	$985	$1,470	$748	$232

	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002	September 30, 2003	December 31, 2002

Financial Position:
Assets *	$52,255	$52,342	$39,283	$39,779	$12,972	$12,563
Debt	14,870	14,403	5,311	4,938	9,559	9,465
Equity	7,350	7,696	5,501	6,040	1,849	1,656
Debt-to-equity ratio					5.2 to 1	5.7 to 1
*	BCC’s portfolio at September 30, 2003, totaled $12,243 compared with $11,762 at December 31, 2002. The difference between BCC’s total assets and portfolio is primarily cash.

Operating cash flow in the Condensed Consolidated Statements of Cash Flows includes intercompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $1,400 and $2,162 for the nine months ended September 30, 2003 and 2002. Investing cash flow includes a reduction in cash for the intercompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, additions to the valuation allowance and specific impairment losses were identified. During the nine months ended September 30, 2003 and 2002, BCC increased the valuation allowance by $130 and $75, resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and continued decline in aircraft and general equipment asset values. Also during the nine months ended September 30, 2003, BCC recognized impairment charges of $86 and charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. of $21. During the nine months ended September 30, 2002, BCC recognized charges of $13 due to impairments of investment in ETCs, charges of $48 due to impairments of joint venture aircraft, and charges of $13 related to valuations of other assets in the portfolio.

Intercompany Guarantees

We provide BCC with certain intercompany guarantees and other subsidies. The following table provides the financial statements impact of intercompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Nine months ended September 30

	2003	2002

Guarantees and asset impairments	$92	$146
Lease accounting differences	(11)	45
Other subsidies	43	35

	$124	$226

Included in ‘Guarantees and asset impairments’ for the nine months ended September 30, 2003, were asset impairments and other charges of $5 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases, and the renegotiation of leases. Also included is an increase in the customer financing valuation allowance of $61 resulting from guarantees provided to BCC.

Note 21 – Deferred Lease Income

During the nine months ended September 30, 2003, we delivered three 767-model aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd (TRM). TRM was established to provide financing and arrange for a total of five 767-model aircraft to be leased to Japan Airlines (JAL). The leases are accounted for as operating leases for a term of seven years. We have provided financing of approximately $33 related to the three aircraft delivered to date. As of September 30, 2003, the present value of the remaining deferred lease income was $234, discounted at a rate of 5.0%.

During 2001, we delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years, or return the aircraft. Concurrent with the negotiation of this lease, we, along with UKRAF, arranged to assign the contractual lease payments to an independent financial institution. We received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to us. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of September 30, 2003, and December 31, 2002, the present value of the remaining deferred lease income was $479 and $542.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. Forward-looking statements in this report include, but are not limited to, our assessment of the markets for our products and statements discussing the growth of our business segments. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued impact of the commercial aviation downturn on overall production, as well as the impact on production or production rates for specific commercial airplane models, the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; tax settlements with the U.S. Government; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product, including the 717, 757 and 767 models), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including the status of and impacts flowing from continued warfare in Iraq and future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings, including U.S. Government proceedings and investigations and commercial litigation related to the Evolved Expendable Launch Vehicle Program; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2002 and Form 10-Q for the period ending March 31, 2003 and June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

STANDARDS ISSUED AND NOT YET IMPLEMENTED

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). The provisions of FIN 46 became effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 for our VIEs created on or before January 31, 2003 were delayed until December 31, 2003 by FASB Staff Position No. FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, issued in October 2003. Although we are continuing to assess the impact of FIN 46, we currently believe that we will not be required to consolidate any additional VIEs that are significant. However, our final conclusions will be incorporated into the financial statements upon full adoption of FIN 46 on December 31, 2003. Disclosures about our significant variable interests in VIEs are provided in Note 17.

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

Consolidated Results of Operations

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$37,287	$40,368	$12,242	$12,690
Operating Earnings (Loss)	$(233)	$2,532	$433	$454
Operating Margins	(0.6)%	6.3%	3.5%	3.6%
Net Earnings (Loss)	$(414)	$(98)	$256	$372
Effective Income Tax Rate	12.1%	25.8%	27.1%	0.8%

	September 30 2003		December 31 2002

Contractual Backlog	$99,481		$104,173
Unobligated Backlog	$44,278		$ 34,749

Revenues

Lower revenues for the nine months ended September 30, 2003 when compared to the same period of 2002 are principally due to reduced deliveries of our commercial airplanes. The reduced deliveries are the result of the depressed airline industry’s need for additional new airplanes. However, the overall decrease in revenues is partially offset by increased revenues for deliveries of our military aircraft and additional military contracts for spares and maintenance. The additional military contracts are a by-product of Operation Iraqi Freedom and the need to maintain military hardware in “combat-ready” condition.

The lower revenues in the three months ended September 30, 2003 when compared to the same period of 2002 are also the result of reduced deliveries of commercial airplanes.

Operating Earnings

Lower operating earnings for the nine months ended September 30, 2003 when compared to the same period in 2002 reflect lower planned commercial airplane deliveries and pension income, partially offset by strong performance on military programs and ongoing production improvements at Commercial Airplanes. For the three months ended September 30, 2003 an additional $66 million of impairments were recorded due to additional declines in the fair market values of aircraft and for increases in customer credit risks. These charges were offset by $18 million due to the favorable renegotiation of leases subject to intercompany guarantees. Additionally, a $184 million charge was recorded for the end of production of the 757 program scheduled to be completed in 2004. In the second quarter of 2003 operating earnings were adversely impacted by charges of $1.1 billion related to the satellite and launch businesses. We recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings during the first quarter of 2003 as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS. In addition, $251 million of asset impairment charges and additional valuation reserves related to customer and commercial financing assets were recorded by BCC and the Other segment during the first quarter of 2003.

Operating activities for the nine months ended September 30, 2002 included a $100 million charge to write-down an IDS equity investment in Teledesic, LLC; a $100 million charge for cost growth associated with the 737 Airborne Early Warning and Control (AEW&C) development contract; and a $250 million impairment charge for the deterioration of aircraft values and customer credit ratings. These charges were partially offset by a $45 million gain on the sale of the ordnance business; a $24 million benefit related to F-15 program supplier termination negotiations; and a $19 million benefit from the divestiture of an IDS equity investment.

Net Earnings

The increase in net loss for the nine months ended September 30, 2003 resulted from lower operating earnings as compared to the nine months ended September 30, 2002 that included a $1.8 billion charge for a cumulative effect of accounting change upon the adoption of SFAS No. 142.

Income taxes

Income tax expense for the three months ended September 30, 2003 was $95 million, or an effective tax rate of 27.1% of pre-tax earnings, compared with an income tax expense of $3 million, or an effective tax rate of 0.8% of pre-tax earnings, for the same period in 2002. The income tax expense in the third quarter 2002 was less than the third quarter 2003 tax expense due to additional Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) benefits related to 2001 and a California tax settlement.

Income tax benefit for the nine months ended September 30, 2003 was $57 million, or an effective tax rate of 12.1% of pre-tax loss, compared with income tax expense of $602 million for the nine months ended September 30, 2002, or 25.8% of pre-tax earnings. The effective income tax rate differed from the federal statutory rate of 35% due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

Income taxes have been settled with the IRS for all years through 1981, and IRS examinations have been completed through 1991. We believe adequate provision for all outstanding issues has been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The decrease in contractual backlog during the nine months ended September 30, 2003 was related to decreases in contractual backlog for Commercial Airplanes, L&OS, and Network Systems offset by increases in contractual backlog for A&WS, and Support Systems.

Unobligated backlog rose by approximately $10 billion in 2003; this primarily reflects the U.S. Army decision to proceed with the system design and development phase of the Future Combat System which will be incrementally funded over the contract period of performance.

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

Raw Materials

We are dependent on the availability of energy sources, such as electricity, at affordable prices. We are also highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings, and extrusions), titanium (sheet, plate, forgings, and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We are dependent upon the ability of our large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

Other Business Considerations

We are subject to federal, state, and local laws and regulations designed to protect the environment and to regulate the discharge of materials into the environment. We believe our policies, practices, and procedures are properly designed to prevent unreasonable risk of environmental damage and our consequential financial liability. Compliance with environmental laws and regulations requires continuing management effort and expenditures. Compliance with environmental laws and regulations has not had in the past, and, we believe, will not have in the future, material effects on our capital expenditures, earnings or competitive position.

While we own numerous patents and have licenses under patents owned by others relating to our products and their manufacture, we do not believe that our business would be materially affected by the expiration of any patents or termination of any patent license agreements. We have no trademarks, franchises, or concessions that are considered to be of material importance to the conduct of our business.

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

Cash flow summary

	Nine months ended September 30

(Dollars in millions)	2003	2002

Net earnings (loss)	$(414)	$(98)
Non-cash items	2,545	3,737
Changes in working capital	(1,882)	(673)

Net cash provided by operating activities	249	2,966
Net cash used by investing activities	(862)	(2,567)
Net cash provided by financing activities	13	670

Net (decrease) increase in cash and cash equivalents	(600)	1,069
Cash and cash equivalents at beginning of year	2,333	633

Cash and cash equivalents at end of third quarter	$1,733	$1,702

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension income. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

In the nine months ended September 30, 2003 our investment in working capital from operations increased by approximately $1.9 billion. This increase is primarily due to $1.7 billion of discretionary pension contributions made in 2003 (see below discussion on pensions). Other items contributing to the increase in investment in working capital include:

•	an increase in inventory resulting from a build up at IDS to support production work for the Airborne Early Warning & Control (AEW&C) and the Korean F-15 contract,

•	a decrease in advances in excess of costs due to lower Commercial Airplanes orders as a result of the depressed market partially offset by an increase in advances at IDS for the Italian tanker contract, AEW&C contract with Turkey, and the ICO satellite contract,

•	a change in income tax payable for a tax payment made in the first quarter and for a tax benefit from the current loss, and

•	by an increase in Other for additional property that we have deemed available-for-sale.

Net cash provided by operations includes intercompany cash of $1.4 billion and $2.2 billion for the nine months ended September 30, 2003 and 2002 resulting from the sale of aircraft for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

The 2003 minimum required pension contributions under the Internal Revenue Code for all of our major domestic plans are not expected to be significant (less than $50 million). However, we elected to contribute $479 million on April 1, 2003, to four of our defined benefit plans to enhance funding positions of the plans. We contributed an additional $1.2 billion to three more of our plans during September 2003. Since October 1, 2002, our pension plan returns have exceeded our assumed rate of returns, however, interest rates have fallen to historic lows. The continued decline in interest rates may require us to recognize an additional pre-tax non-cash charge in accumulated other comprehensive income at year-end of approximately $350 – $400 million related to increased accrued pension plan liabilities. The increase in pension liabilities also makes it likely that we will have additional pension expense and required cash contributions in future periods.

We are in the process of settling certain tax items for IRS examinations for tax years 1992 through 1997. The discussions currently include components related to payment of tax refunds and related interest and tax benefits. Settlement could result in a material positive impact on our liquidity.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. Most of the growth in customer financing was financed by BCC’s cash flow for the nine months ended September 30, 2003. As of September 30, 2003, BCC had outstanding irrevocable commitments of approximately $4.0 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 17.

Cash used for investing activities for the nine months ended September 30, 2003 was significantly less than the comparable period in 2002. Part of the decrease is a result of receiving $360 million related to the settlement of purchase price contingencies relating to our acquisition of Hughes’ satellite manufacturing operations. Additionally, in 2002 BCC made investments of $455 million in EETCs. No such investments were made during the nine months ended September 30, 2003. EETCs are widely used in the airline industry as a method of financing aircraft.

Financing activities

We issued approximately $1 billion of debt in the nine months ended September 30, 2003 to refinance debt that had recently matured or will mature in 2003. BCC debt issuances during the nine months ended September 30, 2003 were $853 million. There were no share repurchases in the nine months ended September 30, 2003.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s

Long-term:
Boeing	A+	A2	A
BCC	A+	A3	A
Short-term:
Boeing	F-1	P-1	A-1
BCC	F-1	P-2	A-1

Moody’s has placed Boeing ratings as well as BCC’s long term rating on a negative watch; however, in the event of a downgrade we do not believe there will be a significant impact to our access to capital markets.

Capital Resources

We have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of September 30, 2003, we have no outstanding commercial paper issuances.

Our total debt obligation is $14.9 billion and is unsecured. Debt obligation includes $9.6 billion held at BCC. The remaining $5.3 billion of debt includes $0.5 billion relating to non-recourse debt as described in Note 13 of our 2002 Annual Report.

We have additional substantial borrowing capability. Currently, we have $4.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 13. BCC has $4.9 billion that remains available from shelf registrations filed with the Securities and Exchange Commission (SEC). We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$16,565	$22,038	$5,049	$6,063
% Of Total Company Revenues	44%	55%	41%	48%
Operating Earnings	$236	$1,533	$35	$334
Operating Margins	1.4%	7.0%	0.7%	5.5%

	September 30 2003		December 31 2002

Contractual Backlog	$65,122		$68,159

Revenues

Commercial Airplanes revenue is derived primarily from jet aircraft deliveries. The decline in revenue from the three and nine months ended September 30, 2002, to the comparable periods of 2003, was primarily due to the decline in the commercial aviation market resulting in fewer jet aircraft deliveries.

Commercial jet aircraft deliveries included deliveries under operating lease, which are identified by parentheses in the table below. Total commercial jet aircraft deliveries for 2003 are currently projected to approximate 280 aircraft.

	Nine months ended September 30				Three months ended September 30

Model	2003		2002		2003		2002

717	9	(8)	13		3	(3)	5
737 Next-Generation*	126		169	(2)	41		39
747	14		19	(1)	4		6
757	13		25		4		6
767*	21	(4)	28	(1)	5	(3)	6	(1)
777	27		41		8		11

Total	210		295		65		73

*	Intercompany deliveries included in the above:
–	Nine months ended September 30, 2003 – two C-40 737 aircraft, one Wedgetail AEW&C System 737 aircraft and one 767 Tanker Transport non-United States Air Force (USAF) aircraft.
–	Nine months ended September 30, 2002 – three C-40 737 aircraft.
–	Three months ended September 30, 2003 – two C-40 737 aircraft and one 767 Tanker Transport non-USAF aircraft.
–	Three months ended September 30, 2002 – one C-40 737 aircraft.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	September 30 2003	June 30 2003	March 31 2003	December 31 2002

717	122	119	116	113
737 Next-Generation	1,373	1,332	1,288	1,247
747	1,333	1,329	1,325	1,319
757	1,035	1,031	1,027	1,022
767	913	908	901	892
777	451	443	431	424

The undelivered units under firm order* were as follows:

Model	September 30 2003	June 30 2003	March 31 2003	December 31 2002

717	25	22	23	26
737 Next-Generation	789	789	764	765
747	36	38	42	48
757	12	18	22	28
767	28	25	30	39
777	162	170	165	173
*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include receiving Board of Directors’ approval, shareholder approval, government approval and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating Earnings

Beginning with the first quarter of 2003, Commercial Airplanes segment operating earnings are based on the program accounting method. Comparative numbers have been revised to conform to the program method of accounting. See Note 19.

We have decided to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. The decision was based on a thorough assessment of market demand for the airplane. The decision has resulted in a pre-tax earnings charge of $184 million. See Note 3. Although we have decided to end production, the possibility for additional new orders still exists in the near term.

The operating margin for Commercial Airplanes during the three months ended September 30, 2003, was lower than the comparable period of 2002. This was primarily due to the reduction in revenue as a result of lower delivery volume, a $184 million charge resulting from the decision to complete production of the 757 program, which consisted of $142 million related to vendor penalties, $27 million related to the write-down of 757 program inventory, and $15 million related to the write-down of 757 spares inventory, and increased pension expense, all of which was partially offset by improved efficiencies in the production process. The operating margin during the nine months ended  September 30, 2003, was lower than the comparable period of 2002. This was primarily due to a goodwill impairment expense of $341 million, offset by reduced research and development expense, and the factors stated above for the three months ended September 30, 2003.

Accounting Quantity

A program consists of the estimated accounting quantity for each aircraft to be produced for delivery under existing contracts and anticipated orders. We have a policy to determine the appropriate accounting quantity for each commercial aircraft program. This policy takes into account several factors influenced by the demand for the particular product, such as market studies, firm orders and letters of intent from prospective customers. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

The market for commercial aircraft has adversely affected all of our commercial aircraft programs and extended the time frame for production and delivery of the accounting quantities used for program accounting. This is particularly true for the 747 and 767 programs. Based on current demand, the time required to produce the December 31, 2002 accounting quantity for the 747 program would have extended beyond the limit allowed by our internal policy. Accordingly, the accounting quantity for this program was reduced by 25 units during the first quarter of 2003. There was not a material impact on our condensed consolidated financial statements as a result of the decrease in the accounting quantity. There were no changes made to the accounting quantity for the 747 program during the three months ended September 30, 2003. We continue to closely monitor the commercial aviation market and its potential impact on demand for all commercial aircraft programs.

Due to ongoing market uncertainty for the 717 aircraft, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. During the three months ended September 30, 2003, the 717 program accounting quantity was increased by six units due to the program obtaining six additional firm orders. As of September 30, 2003, the majority of the remaining undelivered units of the 717 program consisted of 17 units to be delivered to a single customer. On a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of September 30, 2003, remained realizable. Our current expectation is for the 717 program to continue as an ongoing program. Based on our current assessment of the market, a termination of the 717 program is considered to be remote because of the favorable long-term 100-seat market sales potential and current active sales campaigns. In the event we terminate the 717 program, we have potentially material exposures.

During the three months ended September 30, 2003, the 757 total program accounting quantity was reduced by 26 units, leaving only firm orders in the program accounting quantity. This was a result of the decision to end production of the 757 program. Additionally, during the three months ended March 31, 2003, the 757 total program accounting quantity was reduced by 26 units. This was driven by the adverse effect of the deterioration in the commercial aviation market, which extended the time frame for production and delivery of the 757 program accounting quantity. Without this reduction, the accounting quantity for the 757 program would have extended beyond the limit allowed by our policy.

The accounting quantity for the 737 Next-Generation program was increased by 200 units during the three months ended September 30, 2003, as a result of additional orders received since the last accounting quantity extension in the second quarter of 2002.

The 767 program accounting quantity remains unchanged primarily due to anticipated USAF tanker orders. Approximately 50% of the balance-to-go accounting quantity on the 767 program relates to the anticipated USAF tanker orders.

There were no changes made to the accounting quantity for the 777 program during the nine months ended September 30, 2003.

The estimate of total program accounting quantities and changes, if any, were as follows:

	717	737 Next- Generation	747	757	767	777

September 30, 2003	148	2,200	1,376	1,048	1,000	600
Additions/(deletions)	6	200		(26)
June 30, 2003	142	2,000	1,376	1,074	1,000	600
Additions	2
March 31, 2003	140	2,000	1,376	1,074	1,000	600
Deletions			(25)	(26)
December 31, 2002	140	2,000	1,401	1,100	1,000	600

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the future (anticipated orders). In developing total program estimates all of these conditions within the accounting quantity must be addressed. The percentage of anticipated orders included in the program accounting estimates as compared to the number of cumulative firm orders* were as follows:

	717	737 Next- Generation	747	757	767	777

September 30, 2003
Cumulative firm orders (CFO)	147	2,162	1,369	1,047	941	613
Anticipated orders	N/A	36	6	N/A	57	N/A
Anticipated orders as a % of CFO	N/A	2%		N/A	6%	N/A
June 30, 2003
Cumulative firm orders (CFO)	141	2,121	1,367	1,049	933	613
Anticipated orders	N/A	N/A	8	24	65	N/A
Anticipated orders as a % of CFO	N/A	N/A	1%	2%	7%	N/A
March 31, 2003
Cumulative firm orders (CFO)	139	2,052	1,367	1,049	931	596
Anticipated orders	N/A	N/A	8	24	67	4
Anticipated orders as a % of CFO	N/A	N/A	1%	2%	7%	1%
December 31, 2002
Cumulative firm orders (CFO)	139	2,012	1,367	1,050	931	597
Anticipated orders	N/A	N/A	33	49	67	3
Anticipated orders as a % of CFO	N/A	N/A	2%	5%	7%	1%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered units under firm order. Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

The U.S. Department of Defense (DoD) has submitted a signed Decision of Memorandum to Congress, whereby the USAF would order from us 100 KC-767 tanker aircraft. Congress still needs to authorize the order before the USAF issues a firm contract for the 100 KC-767 tankers. Congressional approval and contract signing are anticipated to take place in 2003. If approved, delivery of the premodified aircraft to IDS is scheduled to begin in 2004. This order, which has a significant positive impact on the 767 program, has been incorporated into our program estimates to the extent the aircraft fall within the current accounting quantity. Based on the anticipated delivery schedule and forecasted production rates the majority of these aircraft fall beyond the current accounting quantity. In order to meet the USAF’s proposed schedule for delivery, we have incurred development costs and inventoriable contract costs. These inventoriable costs are being deferred based on the assumption that it is probable a contract will be received. If the contract is not received, these deferred costs will be charged to expense and the 767 accounting quantity and the gross margin would be reduced. This would result in a material negative impact to the program’s margin. (See IDS USAF Tanker Program discussion for our consolidated impact.)

Deferred Production Costs

Inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 of our 2002 Annual Report represent deferred production costs. As of September 30, 2003 and December 31, 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The unamortized tooling and deferred production costs included in inventory are summarized in the following table:

	September 30 2003	December 31 2002

Unamortized tooling
777	$625	$709
Deferred production costs
777	$776	$785

As of September 30, 2003 and December 31, 2002, the balance of deferred production costs and unamortized tooling related to the 717, 737NG, 747, 757 and 767 programs was insignificant relative to the programs’ balance-to-go cost estimates.

Backlog

Contractual firm backlog for Commercial Airplanes segment excludes customers deemed by management to be high risk or in bankruptcy as of the reporting date. The contractual backlog decline primarily relates to the deterioration in the airline industry environment. The decline in backlog of $3.0 billion from December 31, 2002 to September 30, 2003, represents higher delivery volume on all airplane programs relative to new orders. Backlog does not include the anticipated order of 100 USAF 767 tankers.

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

The worldwide market for commercial jet aircraft is predominantly driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, price, and other competitive factors.

Airline Industry Environment

The commercial aviation market downturn continues to be severe, although most industry observers now believe that the worst is behind us. Global economic growth remains slow, growing around 2% in 2003, with expectation for slightly faster growth in 2004. Economic recovery of the U.S. is becoming stronger with increasing activity in both manufacturing and services sectors, although the jobs situation has not yet materially improved. Air travel demand in the U.S. remains weak, and U.S. airlines are only able to reach productive load factors through low fares. However, the 2003 summer season is expected to produce an industry-wide third quarter operating profit for the first time in three years. Low-fare carriers continue to gain domestic market share at the expense of the network majors. The European economy continues to grow very slowly but traffic has now surpassed 2000 levels. Airlines in Asia are seeing a sharp recovery from the deep traffic downturn caused by Severe Acute Respiratory Syndrome (SARS), although yields remain weak. Commercial Airplanes continues to carefully monitor the commercial aviation market conditions.

There are currently approximately 2,000 parked airplanes in the commercial aviation market, less than 500 of which we predict will likely be brought back into service. The number of aircraft returning to service plus the current fleet size creates an over-supply in the commercial aviation market. As a result of the aircraft over-supply, we expect the percentage of exercised trade-in obligations to be higher in the near term than history would indicate. We may continue to purchase a higher than normal quantity of used airplanes through 2003 as a result of trade-in commitments entered into through purchase agreements with customers for new aircraft and services. Due to the current market for used airplanes, our used airplane inventory may increase further and these purchases and commitments to purchase may result in future charges. In order to mitigate the risk associated with increasing inventory in a soft market, we have chosen to enter into lease agreements on some aircraft. Our intent is to sell the aircraft and leases together to third-party investors as airline traffic demand and aircraft supply return to equilibrium and asset values recover.

Despite the current downturn in the commercial aviation market, we remain confident in the long-term growth of air travel worldwide and the demand for new aircraft deliveries. We are currently focusing our new airplane product development efforts on the 7E7 program, which we expect to seat 200 to 250 passengers. We plan to seek Board of Directors (BoD) approval to offer the new airplane in late 2003 or early 2004. If BoD approval is received, we expect to formally offer the new airplane to customers in early 2004, with entry into service targeted for 2008.

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

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$20,115	$17,945	$7,292	$6,493
% Of Total Company Revenues	54%	44%	60%	51%
Operating Earnings	$163	$1,450	$561	$406
Operating Margins	0.8%	8.1%	7.7%	6.3%

	September 30 2003		December 31 2002

Contractual Backlog	$34,359		36,014
Unobligated Backlog	$44,277		34,749

Revenues

All four IDS reporting segments experienced increased revenue volume in the three months and nine months ended September 30, 2003 compared to the same period in 2002. In the three months and nine months ended September 30, 2003, increased revenues were primarily driven by additional aircraft deliveries and increased Joint Direct Attack Munitions (JDAM) volume in A&WS; increased volume in Homeland Security and DoD network-centric programs in Network Systems; increased volume in Spares, Maintenance & Modifications and Integrated Logistic Support & Services in Support Systems; increased Delta launch deliveries and increased volume on satellite programs in L&OS.

Operating Earnings

For the three months ended September 30, 2002 results included a $100 million pre-tax charge to write-down an equity investment in Teledesic, LLC and a $100 million pre-tax charge associated with cost growth on the 737 Airborne Early Warning & Control development contract. For the nine months ended September 30, 2003 results were negatively impacted by a second quarter charge of $1.1 billion in the Delta IV and satellite businesses ($1.03 billion charged to L&OS and $70 million charged to Network Systems) and a $572 million charge recognized in the three months ended March 31, 2003 during our review of goodwill balances under SFAS No. 142 on L&OS business.

Backlog

The decrease in contractual backlog was primarily attributed to the termination of a launch contract due to a customer’s financial solvency and a customer’s conversion of three satellite orders to future options. This was partially offset by an award to deliver 12 Apache rotorcraft to the Greek Ministry of Defense, a 767 Tanker award from Japan, an additional JDAM order and incremental funding on C-17, F/A-18 and V-22 contracts. Unobligated backlog rose by approximately $10 billion in 2003; this primarily reflects the Future Combat System award received this year which will be incrementally funded over the contract period of performance.

Aircraft and Weapons Systems

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$8,177	$7,727	$2,953	$2,884
% Of Total Company Revenues	22%	19%	24%	23%
Operating Earnings	$1,104	$976	$351	$317
Operating Margins	13.5%	12.6%	11.9%	11.0%

	September 30, 2003		December 31, 2002

Contractual Backlog		$18,275		$15,862

Revenues

The increase in revenues for the three months ended September 30, 2003, when compared to the same period in 2002, is associated with additional JDAM volume partially offset by fewer rotorcraft deliveries. For the nine months ended September 30, 2003, when compared to the same period in 2002, the increase in revenue is associated with additional aircraft deliveries, increased JDAM volume, partially offset by fewer rotorcraft deliveries.

Deliveries of units for principal production programs (new build aircraft only) were as follows:

	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

C-17 Globemaster	13	12	4	5
F/A-18E/F Super Hornet	34	30	14	11
T-45TS Goshawk	11	10	4	3
F-15E Eagle	3	2	1	1
CH-47 Chinook	0	6	0	2
C-40A Clipper	1	1	0	0
AH-64 Apache	0	15	0	1

Operating Earnings

The increased earnings for the three months ended September 30, 2003 compared to the same period in 2002 were associated with performance improvements on production programs and increased volume, partially offset by investment in the 767 Tanker Program. Increased earnings for the nine months ended September 30, 2003 compared to the same period in 2002 were associated with additional delivery volume and performance improvement on production programs partially offset by increasing development costs for the 767 Tanker Program.

Backlog

The contractual backlog increase was primarily attributed to awards to deliver 12 Apache helicopters to the Greek Ministry of Defense, an additional JDAM order, a 767 Tanker award from Japan and incremental funding on C-17, F/A-18 and V-22 contracts.

Network Systems

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$6,514	$5,578	$2,327	$2,024
% Of Total Company Revenues	17%	14%	19%	16%
Operating Earnings	$386	$330	$151	$76
Operating Margins	5.9%	5.9%	6.5%	3.8%

	September 30, 2003		December 31, 2002

Contractual Backlog	$5,781		$6,700

Revenues

Revenues increased for the three months and nine months ended September 30, 2003 compared to the same period in 2002 primarily due to growth on Homeland Security programs, significant milestone achievement on the Airborne Command & Control (Wedgetail) program and increased volume within our proprietary programs.

Operating Earnings

Increased earnings for the three months ended September 30, 2003 result primarily from the increases in revenue previously described, offset by a $47 million pre-tax non-cash charge taken on Resource 21, a partnership entered into with another party several years ago to develop commercial remote sensing and ground monitoring. The charge resulted from a decision by NASA to not award an imagery contract to Resource 21. Additionally, earnings for the nine months ended September 30, 2003 include a $70 million charge taken in the second quarter for increased cost growth associated with a satellite program. During this same period in 2002 a $100 million pre-tax charge was taken on the 737 Airborne Early Warning & Control program due to unexpected cost growth of the development contract.

Backlog

The decrease in contractual backlog is primarily attributed to year-to-date activity exceeding orders and the timing difference in funding for follow-on contract awards.

Launch & Orbital Systems

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$2,387	$2,123	$959	$700
% Of Total Company Revenues	6%	5%	8%	6%
Operating Earnings	$(1,660)	$(126)	$(58)	$(113)
Operating Margins	(69.5)%	(5.9)%	(6.0)%	(16.1)%

	September 30, 2003		December 31, 2002

Contractual Backlog	$4,757		$8,166

Revenues

Increased revenues for the three months and nine months ended September 30, 2003 when compared to 2002, were primarily attributed to increased Delta launch deliveries and higher satellite volume.

Deliveries of production units were as follows:

	Nine months ended September 30		Three months ended September 30

	2003	2002	2003	2002

Delta II	4	3	2	1
Delta IV	2	0	1	0
BSS Satellites	3	4	0	0

Operating Earnings

Operating earnings for the three months ended September 30, 2003 reflect development cost on the Delta IV heavy demonstration vehicle and cost growth on several on-going commercial satellite programs. For the nine months ended September 30, 2003 earnings were impacted by a second quarter charge of $1.03 billion in the Delta IV and satellite businesses and a $572 million charge recognized in the first quarter of 2003 during our review of goodwill balances under SFAS No. 142. The earnings for the three months and nine months ended September 30, 2002 include a $100 million pre-tax charge to write-down an equity investment in Teledesic, LLC.

Backlog

The total contractual backlog for L&OS decrease is primarily attributable to the termination of a launch contract due to a customer’s financial solvency and a customer’s conversion of three satellite orders to future options, which were partially offset by an order for a Boeing 702 satellite.

Support Systems

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$3,037	$2,517	$1,053	$885
% Of Total Company Revenues	8%	6%	9%	7%
Operating Earnings	$333	$270	$117	$126
Operating Margins	11.0%	10.7%	11.1%	14.2%

	September 30, 2003		December 31, 2002

Contractual Backlog	$5,546		$5,287

Revenues

Revenues increased for the three months and nine months ended September 30, 2003 when compared to the same period in 2002, due to increased volume for spares for tactical aircraft, maintenance and modifications on transport aircraft, integrated logistic support & services, and life cycle customer support programs.

Operating Earnings

Earnings were lower for the three months ended September 30, 2003, than during the same period in 2002, due to a gain related to the divestiture of an equity investment in the third quarter 2002 of approximately $19 million. Earnings for the nine months ended September 30, 2003 are higher compared with the same period in 2002 due to unfavorable performance on a modernization and upgrade contract that impacted 2002 earnings.

Backlog

The increase in contractual backlog for Support Systems is mainly due to additional orders for F/A-18 and Chinook spares.

Defense Environment

IDS derives over 85% of its revenue from sales to the U.S. Government, and we are forecasting this business mix to remain at this level into the foreseeable future. Outlays by the DoD represent nearly 50% of the world’s defense budget, and the DoD remains the principal customer of IDS. We continue to see growth in this primary customer’s budget and a focus on transformation that will provide continued opportunities for IDS products. Within this market there is strong support for defense transformational programs and missile defense. This support is predicated on continued strong program performance. Our ability to successfully compete for and retain business is highly dependent on technical excellence, management proficiency, strategic alliances, cost effective performance and the ability to recruit and retain key personnel. There are some indications that budget pressures may impact the top-line of the DoD budget in the future, but we feel our core and growth programs are well supported and in-line with the future goals of the DoD. This area encompasses programs in our A&WS, Network Systems, and Support Systems reporting segments.

NASA

NASA’s human space flight focus over the past several months has been on the investigation of the Columbia accident including determining the root cause of the failure, and what the necessary remedies are to allow the safe return of the Space Shuttle fleet to flight. The Columbia Accident Investigation Board (CAIB) has concluded its investigation and released their final report on August 26, 2003. The report – and NASA’s response to it – are under review by congressional committees responsible for space policy and budget matters. NASA has already begun to focus on the corrective actions necessary to fix the problems and has defined other operational procedures to enhance operations and safety. It is unclear at this point how the NASA budget will be affected by the action plans for returning the Space Shuttle to flight and the continuing work which is looking at providing an alternative access to space (Shuttle replacement). We continue to support NASA and the United Space Alliance (USA) in their efforts to return the Shuttle safely to flight.

Commercial Space

There has been continuing severe downturn in the commercial space market and demand for commercial launches has eroded since the late 1990s in conjunction with the downturn in the telecommunications industry. These markets are now characterized by overcapacity, aggressive pricing and limited near-term opportunities. There will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities where the customer values our technical expertise. With the current pricing environment, we have decided, for the near-term, to focus Delta IV on the government launch market.

Inherent Business Risks

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and Homeland Security. Similar government authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on performance. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the governments would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The governments can also hold us liable for damages resulting from the default.

U.S. Government contracts also are conditioned upon the continuing availability of congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a Government-fiscal-year basis (September 30 year-end), even though contract performance may extend over years.

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices, but also to the policies and approval of the U.S. Departments of State and Defense. The policies of some international customers require industrial participation programs (e.g., in-country purchases, manufacturing and financial support projects required as a condition to obtaining orders) or other arrangements. These programs generally extend over several years and may provide for penalties in the event we fail to perform in accordance with requirements. In international sales we face substantial competition from domestic manufacturers and other foreign manufacturers, whose governments sometimes provide research and development assistance, marketing subsidies and other assistance for their commercial products.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers. The venture conducted two successful launches, achieving precise in-orbit delivery of the payloads, during the three months ended September 30, 2003. The venture also continues to aggressively manage its cost structure, which is necessary to achieve an improved business plan. The venture is impacted by the commercial launch market risk discussed previously.

We believe that total exposures to loss from Sea Launch totals $221 million, taking into account recourse from other venture partners and estimated proceeds from collateral. The components of this exposure include $183 million ($324 million net of $141 million in established reserves) of short- and long-term accounts receivable and advances, $26 million for potential subcontract termination liabilities, and $12 million ($30 million net of $18 million in recourse from partners) of exposure related to performance guarantees provided by us to a Sea Launch customer. We believe there is no net exposure to credit guarantees we have issued to creditors on the Sea Launch venture. We made no additional capital contributions to the Sea Launch venture during the nine months ended September 30, 2003.

USAF Tanker Program

The U.S. Department of Defense (DoD) has submitted a signed Decision of Memorandum to Congress, whereby the USAF would order, from Commercial Airplanes, 100 KC-767 tanker aircraft. Congress still needs to authorize the order before the USAF issues a firm contract for the 100 KC-767 tankers. Congressional approval and contract signing are anticipated to take place in 2003. In the event the program is not approved, we believe our potential termination costs through September 30, 2003, on a total consolidated basis, is approximately $180 million and could reach approximately $270 million at December 31, 2003. (See Commercial Airplanes Accounting Quantity for related discussion.)

Delta IV

In our Form 10-Q filed for the quarter ended June 30, 2003, we disclosed that the L&OS segment recognized a $1.03 billion pre-tax charge in the second quarter, $835 million of which relates to the

Delta IV program. The charge resulted from management’s revised assessment of the commercial launch market, increased cost of the program, and reflects decisions by the USAF as a result of its inquiry into an incident involving two of our employees and competitor information. The USAF decided to reallocate seven launches that were previously awarded to us, disqualify us from award of three additional launches, and suspend certain businesses within L&OS from eligibility for new government contracts.

During the three months ended September 30, 2003, L&OS was awarded a launch contract, as the USAF provided an exemption from the suspension for a mission deemed critical. We continue to work with the USAF to permanently lift the suspension, which will enable us to compete on the next contract solicitation expected sometime during the fourth quarter of 2003. However, should the suspension not be lifted, or should we not be successful in competing the Delta IV in the market, the impact to the financial statements would likely be material.

On June 10, 2003, Lockheed filed a suit against three of our former employees and us in the U.S. District Court for the Middle District of Florida. The suit alleges that we committed violations of federal and Florida law resulting from the solicitation, acquisition, and use of Lockheed information during the competition for launch contract awards under the Delta IV’s EELV program and from our alleged concealment of this conduct. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would, or could, have a material adverse financial impact.

Commercial Satellite

During the three months ended June 30, 2003, L&OS recorded approximately a $1.03 billion pre-tax charge, $191 million of which relates to the satellite business. The charges were for higher cost estimates to complete several satellite programs and write-downs of commercial inventory that recognized current market conditions. These programs are on-going, and while we believe the cost estimates reflected in the September 30, 2003 financial statements are adequate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger termination for default provisions or other financially significant exposure.

Contract accounting

IDS utilizes contract accounting for the majority of their business, much of which is performed under contracts for the U.S. Government and foreign governments that extend over a number of years.

The process to estimate the total contract cost-revenue relationship results in the development of gross margin and cost of sales percentages. These percentages are utilized in the recognition of earnings and are significant factors in contract accounting. The amount reported as cost of sales is determined by applying the estimated cost of sales percentages, to the amounts of revenue recognized for each contract. These percentages are developed on the basis of estimates of total contract revenues at completion and of total contract cost at completion.

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

Additionally, we are currently in discussions with the government regarding the allowability and allocability of certain pension costs which could be material. It is not possible at this time to predict the outcome of these discussions.

BOEING CAPITAL CORPORATION

	Nine months ended September 30		Three months ended September 30

(Dollars in millions)	2003	2002	2003	2002

Revenues	$914	$718	$344	$236
% of Total Company Revenues	2.5%	1.8%	2.8%	1.9%
Operating Earnings (Loss)	$67	$46	$108	$(93)
Operating Margins	7.3%	6.4%	31.4%	(39.4)%

	September 30 2003		December 31 2002

Portfolio		$12,243		$11,762
Debt		$9,559		$9,465
Debt-to-Equity Ratio		5.2-to-1		5.7-to-1

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments, and gains/losses on revaluation of derivatives. Gains on disposal, new business volume, and favorable mark-to-market adjustments on warrants held were primarily responsible for the increased revenues in the three and nine months ended September 30, 2003 when compared to the same periods in 2002.

During the three months ended September 30, 2003, we recognized a $45 million gain to reflect the sale of our investment in a particular SPE arrangement. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. There can be no assurance that BCC will recognize such gains in the future.

Operating Earnings

BCC’s earnings are net of interest expense, provision for credit losses, asset impairment expense, depreciation on leased equipment, and other operating expenses. The increase in 2003 operating earnings was primarily attributable to the increase in revenues discussed above, partially offset by increased impairment and valuation allowance charges recognized for 2003.

During the nine months ended September 30, 2003, BCC recognized pre-tax expenses of $237 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values. For the same period in 2002, BCC recognized pre-tax expenses of $149 million. Total impairment expense recognized in the nine months ended September 30, 2003, was $303 million, of which $237 million related to BCC.

(Dollars in millions)	BCC Segment	Other segment	Consolidated

Increased valuation allowance	$130	$61	$191
Revaluation of equipment on operating lease or held for sale or re-lease	86	5	91
Other adjustments	21		21

	$237	$66	$303

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, additions to the valuation allowance and specific impairment losses were identified. During the nine months ended September 30, 2003 and 2002, BCC increased the valuation allowance by $130 million and $75 million resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and continued decline in aircraft and general equipment asset values. Also during the nine months ended September 30, 2003, BCC recognized impairment charges of $86 million and charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. of $21 million. During the nine months ended September 30, 2002, BCC recognized charges of $13 million due to impairments of investment in ETCs, charges of $48 million due to impairments of joint venture aircraft, and charges of $13 million related to valuations of other assets in the portfolio.

Business Environment and Trends

The commercial aviation market downturn remains severe, particularly in key U.S. domestic, transatlantic and transpacific markets, with trends varying between carriers and regions. Air travel volumes in all areas of the world are below the volumes carried by the airlines in 2000. The downturn is impacting demand across aircraft types. Economic growth has been slow to recover due to worldwide industrial over-capacity and poor demand. The world’s largest and most developed economies are all facing varying degrees of this problem despite stimulative fiscal and monetary policies. This economic sluggishness combined with increased air travel security costs, SARS, and ongoing airline restructuring has put severe downward pressure on airline revenues, earnings and growth. We continue to carefully monitor the commercial aviation market conditions.

The downturn in the airline industry and the resulting decline in the collateral value of aircraft and airline credit ratings, as well as additional bankruptcy filings by certain airline customers included in our portfolio, were primarily responsible for the recognition of non-cash charges in the nine months ended September 30, 2003 to strengthen the allowance for losses on receivables and recognize impairments on certain assets. Any additional impact may be dependent upon the duration of the current economic and airline industry decline, or any significant defaults, repossessions or restructurings at a time when depressed aircraft values and lease rates make it difficult to sell or redeploy such aircraft. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings.

In October 2003, we announced the decision to end production of the 757 program in late 2004; however, we will continue to support the aircraft. Closures of other aircraft programs in the past have not necessarily caused extraordinary declines in the secondary value of the aircraft involved. Due to the impacts of September 11, 2001 and the downturn in the airline industry, 757 values have already declined. At September 30, 2003, $1.4 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. While we continue to believe in the utility and marketability of the 757, we are unable to predict how the end of production, as well as overall market conditions, may impact 757 collateral values. Should the 757 suffer a significant decline in utility and market acceptance, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. Future declines in rental rates could also result in additional impairment charges under SFAS No. 144 on operating lease aircraft. While we are unable to predict the likelihood of these events occurring, we do not expect any resulting impacts to result in a potential material adverse effect on BCC’s earnings, cash flows or financial position.

At September 30, 2003, BCC had $282 million of assets that were held for sale or re-lease, of which $22 million were identified with a firm contract to sell or place on lease. Additionally, approximately $376 million of BCC’s portfolio is currently scheduled to come off lease during the next twelve months and become subject to replacement into the market. The inability to sell or place such assets of the portfolio into revenue-generating service could pose a potential risk to results of operations.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of September 30, 2003. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows or financial position.

United accounted for $1.2 billion (9.8% and 10.2%) of BCC’s total portfolio at September 30, 2003 and December 31, 2002. At September 30, 2003, the United portfolio was secured by security interests in two 767s and 13 777s and by an ownership and security interest in five 757s. As of September 30, 2003, United was BCC’s second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During the three months ended September 30, 2003, we completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767s and 13 777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757s in which we hold an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, we previously assigned to a third party the rights to a portion of the lease payments on these five 757s. As a result of this lease restructuring, as of September 30, 2003, we recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of September 30, 2003, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by virtue of operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors, which includes the restructuring with BCC described above. However, this restructuring, which was approved by the federal bankruptcy court, sets forth the terms under which all 20 aircraft BCC financed are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises their right to reject the restructuring terms, the terms of their leases and loans revert to the original terms.

ATA accounted for $718 million and $611 million (5.9% and 5.2%) of BCC’s total portfolio at September 30, 2003 and December 31, 2002. At September 30, 2003, the ATA portfolio included 12 757s. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. During the three months ended September 30, 2003, we agreed to restructure certain outstanding leases by extending their terms and deferring a portion of their rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA must meet certain requirements for the terms of the restructured leases to become effective. These requirements include completion of an exchange offering on its publicly traded debt, which will result in a deferral of the principal debt maturity date. If ATA fails to complete such requirements, the terms of these leases revert to the original terms.

Hawaiian accounted for $536 million and $479 million (4.4% and 4.1%) of BCC’s total portfolio at September 30, 2003 and December 31, 2002. At September 30, 2003, the Hawaiian portfolio primarily consisted of 13 717s and three 767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. With bankruptcy court approval, BCC has reached an agreement releasing Hawaiian from its obligation to take delivery of a new 767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Taking into account the specific reserves for the Hawaiian receivables, BCC does not expect that the transactions with Hawaiian will have a material adverse effect on BCC’s earnings, cash flow or financial position.

In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

OTHER

Other segment losses were $233 million and $288 million for the nine months ended September 30, 2003 and 2002. Other segment losses during the nine months ended September 30, 2003 were lower as compared to the same period of 2002 primarily due to an asset impairment charge of $66 million recognized in the third quarter of 2002 resulting from the termination of our position as a liquidity provider and lease accounting differences related to BCC. Lower charges in 2003 were partially offset by increased headcount and additional transponder coverage expenses at Connexion by BoeingSM in preparation of full scale service introduction in 2004.

Other segment losses for the three months ended September 30, 2003 totaled $55 million primarily reflecting investment in Connexion by BoeingSM as well as an increase in reserves for selected financing assets totaling $32 million, which is offset by $18 million due to the favorable renegotiation of leases subject to intercompany guarantees. This compares to losses of $191 million for the three months ended September 30, 2002, which included a $101 million charge related to customer financing activities subject to parent company guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2002.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a -15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of disclosure controls and procedures in Exchange Act Rule 13a-15(e).

PART II. OTHER INFORMATION

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

In 1991, the U.S. Navy notified McDonnell Douglas (now our subsidiary) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2003, inventories included approximately $583 million of recorded costs on the A-12 contract, against which we have established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

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

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of approximately $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,080 million). The loss to us would total approximately $1,485 million in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $973 million, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact, and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

In 1999 two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the EELV Program. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the U.S. Air Force notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the Air Force suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The Air Force also terminated 7 out of 21 of our previously awarded EELV launches through a mutual contract modification and disqualified us from competing for three additional launches under a follow on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit against the three individual former employees and us arising from the same facts. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse financial impact on us.

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Illinois state court against us as nominal defendant and against each current member of the Board of Directors. They are Den v. Gray et al. and Cohen v. Gray et al., (Circuit Court A, Cook County, Chancery Div.). The suits allege that the Directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV matters described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuits seek an unspecified amount of damages against each director, the return of certain salaries and other remuneration, and the implementation of remedial measures. In October 2003, a third shareholder derivative action was filed against the same defendants in federal court in New York (Seinfeld v. Gray et al. (U.S. Dist. Ct. S.D.N.Y)). The third suit charges that our 2003 Proxy Statement contained false and misleading statements concerning our 2003 Incentive Stock Plan. The lawsuit seeks a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. We are assessing the legal issues associated with these actions. It is not possible at this time to predict the outcome of these matters or whether they would or could have a material financial impact on us.

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

Item 5. Other Information

Change in 2004 Annual Meeting Date; Deadlines for Receipt of Shareholder Proposals

Our Board of Directors has decided to change the date of our next Annual Meeting of Shareholders from Monday, April 26, 2004 (as was originally reported in our 2003 Proxy Statement) to Monday, May 3, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(15)	Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith. This document is being furnished in accordance with SEC Release Nos. 33-8212 and 34-47551.

(b) Reports on Form 8-K:

On July 15, 2003 we filed a Form 8-K to announce that we would be recording charges of $1.1 billion during the second quarter reflecting an updated assessment of the launch and satellite markets.

On July 23, 2003 we filed a Form 8-K to announce second quarter results and the updated outlook.

On July 28, 2003 we filed a Form 8-K to disclose that the United States Air Force announced on July 24, 2003 that it would suspend certain Company business units related to the space launch services business and three former employees from receiving government contracts as a direct result of the previously reported U.S. government review of our alleged wrongdoing during the 1998 Evolved Expendable Launch Vehicle (EELV) source selection. In connection with the alleged wrongdoing, the Air Force also announced its intention to terminate seven launches out of 21 previously awarded to us and disqualify us from competing for three additional launches under a follow on procurement. As previously reported, the same incident is under investigation by the U.S. Attorney in Los Angeles and is the subject of a civil lawsuit filed by Lockheed Martin Corporation. We are currently assessing the impact of this suspension and termination.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of September 30, 2003, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002, have been reviewed by the registrant’s independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2003 and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 4 to the condensed consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

October 27, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 29, 2003	/s/ James A. Bell
(Date)	James A. Bell Senior Vice President Finance & Corporate Controller