Form 10-K
period 2003-12-31
BOEING CO
filed 2004-03-05
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes      X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 30, 2003, there were 800,099,127 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $27.5 billion.

The number of shares of the registrant’s common stock, outstanding as of January 31, 2004 was 801,244,697.

Part I and Part II incorporate information by reference to certain portions of the Company's 2003 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2003

PART 1

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as the “Company”), is one of the world’s major aerospace firms. We are organized based on the products and services we offer. We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). We also established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Revenues, earnings from operations and other financial data of our business segments for the three years ended December 31, 2003, are set forth on pages 106-111 of this report.

Commercial Airplanes Segment

The Commercial Airplanes segment is involved in developing, producing and marketing commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717 and 737 Next-Generation narrow-body models and the 747, 767 and 777 wide-body models. Final delivery of the MD-11 aircraft occurred in 2001. Final delivery of the 757 aircraft is scheduled to occur in the second quarter of 2005.

Commercial jet aircraft are normally sold on a fixed-price basis with an indexed price escalation clause. Our ability to deliver jet aircraft on schedule depends on a variety of factors, including execution of internal performance plans, availability of raw materials, performance of suppliers and subcontractors, and regulatory certification. The introduction of new and derivative commercial aircraft programs involves increased risks associated with meeting development, production and certification schedules.

The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors, including Airbus, that are intent on increasing their market share. To effectively compete, we focus on improving our processes and continuing cost reduction efforts. We continue to leverage our extensive customer support services network for airlines throughout the world to provide a higher level of customer satisfaction and productivity.

The commercial aviation market has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001. Air travel in most areas of the world has not fully recovered to the volume carried by the airlines in 2000, which has negatively affected profitability for many airlines. Late in 2002, traffic began to recover, and holiday travel indicated that the industry recovery was underway. However, the Iraq war and Severe Acute Respiratory Syndrome (SARS) outbreak in early 2003 caused the industry to again retract and delayed recovery. Overall, the industry produced another year of losses led by full service airlines in the U.S. In contrast, low cost carriers in the U.S. and in Europe are reporting positive financial results and continue to grow operations. European airlines are expected to show better results than their U.S. counterparts for this fiscal year end. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts because traffic to and from Asia has nearly rebounded to pre-SARS levels.

We continually evaluate opportunities to improve current models, and assess the marketplace to ensure our family of commercial jet aircraft are well positioned to meet future requirements of the airline industry. Our fundamental strategy is to maintain a broad product line responsive to changing market conditions by maximizing commonality among our family of commercial aircraft. We are determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

The major focus of commercial aircraft development activities over the past three years has been the 737 Next-Generation-900 model, the 747-400ER, the 747-400ERF, the 777-200LR, and the 777-300ER. The initial delivery of the 737-900, the largest member of the 737 Next-Generation family, occurred in the second quarter of 2001. Certification and first delivery of the 747-400ER and 747-400ERF occurred during the fourth quarter of 2002. Certification and first delivery of the 777-300ER and 777-200LR is scheduled for 2004 and 2006, respectively.

We are currently focusing our new airplane product development efforts on the 7E7 program, which we expect to seat 200 to 250 passengers. In December 2003, we received Board of Directors approval to offer the new airplane to customers. We began to formally offer the aircraft to airlines in early 2004. Subject to additional Board approval, full development and production is scheduled to begin in 2004, with entry into service targeted for 2008. We have selected Everett, Washington as the final assembly location for the 7E7 aircraft.

Integrated Defense Systems Segments

IDS is involved in the research, development, production, modification and support of the following products and related systems: military aircraft, including fighter, transport and attack aircraft; helicopters; missiles; space systems; missile defense systems; satellites and satellite launching vehicles; rocket engines; and information and battle management systems.

The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems), homeland security (Network Systems), space exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, IDS’s primary customers are the U.S. Department of Defense (DoD) for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the space exploration market, and the U.S. Government for the launch and satellites market.

The major trends that shape the current environment of IDS include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; the need for low cost, assured access to space; and a convergence of military, civil and commercial markets.

Recently, President Bush announced a new vision for the U.S. space exploration program within NASA. The plan calls for a commitment to a long-term human and robotic program to explore the solar system starting with a return to the moon that will ultimately enable future exploration of Mars and other destinations. To achieve this plan, three top-level goals have been established. The first is that the U.S. will complete its work on the International Space Station by 2010, fulfilling its commitment to the 15 partner countries. To accomplish this goal, NASA will return the Space Shuttle to flight after satisfying safety concerns and the recommendations of the Columbia Accident Investigation Board. Second, the U.S. will begin developing a new manned exploration vehicle to explore beyond our orbit to other worlds. This so-called Crew Exploration Vehicle will be developed and tested by 2008 and will conduct its first manned mission no later than 2014. Lastly, the U.S. will return to the moon as early as 2015, and use it as a stepping stone for more ambitious missions.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength and large-scale systems integration capabilities to shape the market. Current major developmental programs include the F/A-22 Raptor, V-22 Osprey tiltrotor aircraft, C-130 Avionics Modernization Program (AMP) and the Unmanned Combat Air Vehicle (UCAV) and Future Combat Systems (FCS). Both the V-22 and F/A-22 programs have transitioned to low-rate initial production but also continue developmental activities. The CH-47 Chinook is currently transitioning from development to production of a major new upgrade program. Current products in the tactical missiles market include the Harpoon Block II, SLAM-ER, CALCM and the Joint Direct Attack Munition (JDAM). Future programs include the Small Diameter Bomb. We are aggressively pursuing opportunities that utilize high-speed technology for the next-generation missile.

Investments in Unmanned Systems continue to leverage A&WS capabilities in architectures, system-of-systems integration and weapon systems technologies to provide transformational capabilities for the U.S. military. Investment is continuing in the 767 Tanker programs for the U.S. Air Force and international customers. Our investments in Airborne Electronic Attack and Precision Weapons and advanced Rotorcraft systems are expanding the breadth of products and capabilities enabling access to larger portions of the combat systems markets.

The Network Systems research and development funding has been focused on communications capabilities. In the communications market, we are investing to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leveraged innovative communications concepts. Investments were made in global situational awareness concepts to develop communication system architectures to support various business opportunities including FCS, Joint Tactical Radio System, FAB-T and Global Missile Defense. A major contributor to our support of these DoD transformation programs is the investment in the Boeing Integration Center where our network-centric operations concepts are developed in partnership with its customers. We also will continue to make focused investments that will lead to the development of next-generation space intelligence systems.

Within the L&OS segment, we continued investing in the new Delta IV heavy lift demonstration expendable launch vehicle, which is scheduled to be launched July 2004. This product gave us greater access to a portion of the launch market that was previously unavailable with the Delta II rocket alone. The Network Systems segment has continued to be the premier provider of Airborne Early Warning and Control Systems (AEW&C) with the execution of the agreement with the Turkish government for four new AEW&C Systems aircraft and continued technical progress on the previously awarded Australian AEW&C contract.

The acquisition and merger related consolidations among U.S. aerospace companies resulted in three principal prime contractors for the DoD and NASA, including ourselves. As a result of the extensive consolidation in the defense and space industry, we along with our major competitors are also partners or major suppliers to each other on various programs. We are in a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the U.S. Air Force. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-type contracts. Our proportionate share of joint venture earnings is recognized as income.

The Sea Launch venture, in which we are a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture had three successful launches in 2003, and one successful launch in 2002. Our investment in this venture as of December 31, 2003, is reported at zero, which reflects the recognition of losses reported by Sea Launch in prior years. The venture incurred losses in 2003 and 2002 due to the relatively low volume of launches, driven by a depressed satellite market.

Boeing Capital Corporation Segment

Historically, BCC has acted as a captive finance subsidiary by providing market-based lease and loan financing for commercial aircraft as well as commercial equipment. In November 2003, we announced a significant change in BCC’s strategic direction, moving from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall corporate exposures. For our commercial aircraft market, BCC will facilitate, arrange, and selectively provide financing to Commercial Airplanes’ customers. For our defense and space markets, BCC will primarily arrange and structure financing solutions for IDS’s government customers. In addition, BCC will enhance the risk management activities to reduce exposures associated with the current portfolio. BCC expects to satisfy any external funding needs through access to traditional market funding sources.

BCC competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of competitors, mainly larger leasing companies and banks. BCC’s Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Historically, approximately 20% of BCC’s portfolio was related to commercial equipment leasing and financing activities. In January 2004, we announced that we are exploring strategic alternatives for the future of BCC’s Commercial Financial Services business. The alternatives being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio.

Other Business Information

Our backlog of firm contractual orders (in billions) at December 31 is as follows:

	2003	2002	2001

Commercial Airplanes	$63.9	$68.2	$75.9
Integrated Defense Systems:
Aircraft and Weapon Systems	19.4	15.9	14.8
Network Systems	11.7	6.7	4.7
Support Systems	5.9	5.3	3.0
Launch and Orbital Systems	3.9	8.1	8.2

Total Integrated Defense Systems	40.9	36.0	30.7

	$104.8	$104.2	$106.6

Purchase options and announced orders for which definitive contracts have not been executed are not included in contractual backlog. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 2003, 2002, and 2001, totaled $50.6 billion, $34.7 billion, and $27.5 billion, respectively.

In evaluating our contractual backlog for commercial customers, certain risk factors should be considered. Approximately 34% of the commercial aircraft backlog units are scheduled for delivery beyond 2005. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

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

Approximately 18% and 20% of combined accounts receivable and customer and commercial financing consisted of amounts due from customers outside the United States as of December 31, 2003 and 2002, respectively. Substantially all of these amounts are payable in U.S. dollars, and, in management’s opinion, related risks are adequately covered by allowance for losses. We have not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

Our total research and development expense amounted to $1.7 billion, $1.6 billion, and $1.9 billion in 2003, 2002, and 2001, respectively. We incurred employment reductions resulting from the decrease in commercial aircraft demand, which directly related to the attacks of September 11, 2001.

As of December 31, 2003, our principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 18% of employees (current agreements expiring in May 2004, and September and October 2005); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 13% of employees (current agreements expiring February 2004 and December 2005); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of employees (one agreement which expired in 2003 and covered approximately 2,000 workers has not yet been ratified, current agreements expiring April 2004, and September 2005).

Our workforce level at December 31, 2003 was 157,000, including approximately 1,800 in Canada and 2,500 in Australia.

General information about us can be found at www.boeing.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC).

Item 2. Properties

The locations and covered areas of our principal occupied operating properties on January 1, 2004, are indicated in the following table:

Floor Area

(Thousands of square feet)

	Company- Owned	Leased
United States
Washington State	35,134	1,952
California (Southern)	13,860	3,894
Wichita, Kansas	12,215	344
Greater St Louis, Missouri	6,914	2,531
Pennsylvania	2,608	10
Alabama	2,256	302
Arizona	1,872	154
Greater Portland, Oregon	1,120	6
Eastern Colorado	470	497
Texas	465	2,419
Oakridge, Tennessee	441
Greater Salt Lake City, Utah	232	35
Georgia	217	242
Oklahoma	165	1,695
Montana	147	9
Florida	110	957
Melbourne, Arkansas	106
Greater Washington DC		924
Ohio		721
Illinois		289
Delaware		107
New Mexico		98
Maryland		87
Mississippi		79
California (Northern)		50
Utah		33
Hawaii		22
Maine		10
Massachusetts		6
Nebraska		3
Alaska		2
New Jersey		2
New York		2
Australia	798	711
Canada	1,089	159
England		22
Germany		117
Ghana		9
Italy		2
Japan		9
Malaysia		3
Russia		7
Singapore		4
South Africa		16
South Korea		14
Spain		4
Taiwan		2
United Arab Emirates		4
Other Foreign		155

Most runways and taxiways that we use are located on airport properties owned by others and are used jointly with others. Our rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes us certain office space, installations and equipment at Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments. Work related to a given program may be assigned to various locations, based upon periodic review of shop loads production capability, workforce availability and technical skills.

The company performs re-evaluations of facilities to consolidate redundant activities. Properties and land that do not meet long-term business requirements will be leased out or sold.

Our principal properties are well maintained and in good operating condition. All existing facilities are sufficient to meet our near-term operating requirements.

Item 3. Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such Government disputes and investigations will not have a material adverse effect on our financial position, except as set forth below.

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the "Team") that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2003, inventories included approximately $583 million of recorded costs on the A-12 contract, against which we have established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government's default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court's 2001 decision and ordered the case sent back to that court for further proceedings. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately

$275 million, consisting principally of remaining inventory costs and adjustments. If contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 million plus statutory interest from February 1991 (currently totaling approximately $1,090 million). In that event our loss would total approximately $1,490 million in pre-tax charges. However, should the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $977 million, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin Corporation, were terminated and a third employee was disciplined and resigned. In March 2003, the U.S. Air Force (USAF) notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Lockheed’s lawsuit, which includes some 23 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our Board of Directors. The suits allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuits seek an unspecified amount of damages against each director, the return of certain salaries and other remunerations, and the implementation of remedial measures.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charges that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit seeks a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting.

It is not possible at this time to determine whether the three shareholder derivative actions would or could have a material adverse effect on our financial position.

Sears/Druyun investigation and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and CFO, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General, and concerns this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. It is not possible to predict at this time what actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

Employment discrimination litigation

We are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002, in which class certification is sought or has been granted. Three matters are pending in the federal court for the Western District of Washington in Seattle; one case is pending in the federal court for the Central District of California in Los Angeles; one case is pending in the federal court in St. Louis, Missouri; one case is pending in the federal court in Tulsa, Oklahoma; and the final case is pending in the federal court in Wichita, Kansas. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. It is not possible to determine whether these actions could or would have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters*

The principal market for our common stock is the New York Stock Exchange. It is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo Exchanges as well as various regional stock exchanges in the United States. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 114 and Item 12 on page 122.

The number of holders of common stock as of February 27, 2004, is approximately 135,640.

Item 6. Selected Financial Data

FIVE-YEAR SUMMARY (UNAUDITED)

(Dollars in millions except per share data)	2003	2002	2001	2000	1999

Operations
Sales and other operating revenues
Commercial Airplanes	$22,408	$28,387	$35,056	$31,171	$38,475
Integrated Defense Systems:(a)
Aircraft and Weapon Systems	10,766	10,569	9,575	9,295
Network Systems	9,384	8,113	5,972	2,679
Support Systems	4,219	3,484	2,931	4,710
Launch and Orbital Systems	2,992	2,791	4,337	3,279

Total Integrated Defense Systems	27,361	24,957	22,815	19,963	18,697
Boeing Capital Corporation (b)	1,221	994	815	545	357
Other (c)	870	536	413	486	768
Accounting differences/eliminations	(1,375)	(813)	(901)	(844)	(304)

Total	$50,485	$54,061	$58,198	$51,321	$57,993

General and administrative expense	2,768	2,534	2,389	2,335	2,044
Research and development expense	1,651	1,639	1,936	1,441	1,341

Other income/(expense), net	459	38	304	386	585

Net earnings before cumulative effect of accounting change	$718	$2,319	$2,826	$2,128	$2,309
Cumulative effect of accounting change, net of tax		(1,827)	1

Net earnings	$718	$492	$2,827	$2,128	$2,309
Basic earnings per share before cumulative effect of accounting change	0.90	2.90	3.46	2.48	2.52
Diluted earnings per share before cumulative effect of accounting change	0.89	2.87	3.41	2.44	2.49

Cash dividends paid	$572	$571	$582	$504	$537
Per share	0.68	0.68	0.68	0.56	0.56

Additions to plant and equipment, net	741	1,001	1,189	965	1,289
Depreciation of plant and equipment	1,005	1,094	1,140	1,159	1,330

Employee salaries and wages	11,732	12,380	11,703	11,615	11,019
Year-end workforce	157,000	166,000	188,000	198,000	197,000

Financial position at December 31
Total assets	$53,035	$52,342	$48,978	$43,504	$36,952
Working capital	(1,190)	(2,955)	(3,721)	(2,383)	2,112
Property, plant and equipment, net	8,432	8,765	8,459	8,794	8,192

Cash and short-term investments	4,633	2,333	633	1,010	3,454
Total debt	14,443	14,403	12,265	8,799	6,732
Customer and commercial financing assets	12,951	12,211	10,398	6,959	6,004

Shareholders’ equity	8,139	7,696	10,825	11,020	11,462
Per share	10.17	9.62	13.57	13.18	13.16
Common shares outstanding (in millions) (d)	800.3	799.7	797.9	836.3	870.8

Contractual backlog
Commercial Airplanes	$63,929	$68,159	$75,850	$89,780	$72,972
Integrated Defense Systems:
Aircraft and Weapon Systems	19,352	15,862	14,767	14,960
Network Systems	11,715	6,700	4,749	5,411
Support Systems	5,882	5,286	2,963	2,153
Launch and Orbital Systems	3,934	8,166	8,262	8,296

Total Integrated Defense Systems	40,883	36,014	30,741	30,820	26,276

Total	$104,812	$104,173	$106,591	$120,600	$99,248

Cash dividends have been paid on common stock every year since 1942.

(a)	Our Integrated Defense Systems businesses were reorganized into four segments: the Aircraft and Weapon Systems, Network Systems, Support Systems and Launch & Orbital Systems. These separate business segments are presented here for 2003 through 2000. It is not practicable to determine the Aircraft and Weapon Systems, Network Systems, Support Systems and Launch & Orbital Systems segment information for 1999, and therefore it is presented at the total Integrated Defense Systems level.
(b)	In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). The years 1999 through 2001 are restated.
(c)	The Other segment classification was established in 2001 and the years 1999 and 2000 are restated.
(d)	Computation represents actual shares outstanding as of December 31, and excludes treasury shares and the outstanding shares held by the ShareValue Trust.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RISK FACTORS

We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. Changes in the economic environment and the financial condition of the airline industry could result in customer requests for rescheduling or cancellation of contractual orders. Since a significant portion of our backlog is related to orders from commercial airlines, further adverse developments in the commercial airline industry could cause customers to reschedule or terminate their contracts with us.

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

We depend on a limited number of customers, including the U.S. Government and major commercial airlines. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer has ended. The loss of the U.S. Government or any of the major commercial airlines as customers could significantly reduce our revenues and our opportunity to generate a profit. Several of the commercial airlines, including United Airlines and Hawaiian Holdings, Inc. have filed for bankruptcy protection.

Sales outside the U.S. (principally export sales from domestic operations) by geographic area are included on page 107. Approximately 2% of total sales were derived from non-U.S. operations for the year ended December 31, 2003 and 1% for each year ended December 31, 2001 and 2002. Approximately 41% of our contractual backlog at December 31, 2003, was with non-U.S. customers. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS) collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Our Commercial Airplanes operations principally involve development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, helicopters and missiles, space systems,

missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

BCC is primarily engaged in the financing of commercial and private aircraft and commercial equipment. However, on November 12, 2003, we announced that we will refocus BCC’s strategic direction to concentrate on supporting the operations of our business units. On January 15, 2004, we also announced additional steps, consistent with our new strategy, including the evaluation of strategic alternatives related to BCC’s commercial equipment finance group.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Air Traffic Management develops new approaches to a global solution to address air traffic management issues. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

(Dollars in millions)	2003	2002	2001

Revenues	$50,485	$54,061	$58,198
Operating Earnings	$449	$3,462	$3,586
Operating Margins	0.9%	6.4%	6.2%
Net Earnings	$718	$492	$2,827
Research and Development	$1,651	$1,639	$1,936
Effective Income Tax Rate	(30.5)%	27.1%	20.7%
Contractual Backlog	$104,812	$104,173	$106,591

Revenues

Lower revenues in 2003 are primarily due to reduced deliveries of our commercial airplanes. The reduced deliveries are the result of the airline industry’s reduced need for additional new aircraft. However, the overall decrease in commercial airplane revenues is partially offset by increased revenues driven by increased deliveries of Joint Direct Attack Munitions (JDAM); increased volume in homeland security, spares and maintenance, and proprietary programs; and the start up of Future Combat Systems. The lower revenues in 2002 compared to 2001 principally reflect decreased deliveries in the Commercial Airplanes segment, offset by growth in the IDS segment revenues.

Based on current schedules and plans, we project total 2004 revenues to be approximately $52 billion.

Operating Earnings

Lower operating earnings in 2003 reflect lower planned commercial airplane deliveries, charges related to the decision to end production of the 757 program, goodwill impairment charges, charges related to the satellite and launch businesses, lower pension income, and an increase in other expenses, as described below. We delivered 100 fewer commercial airplanes in 2003 compared to 2002, and recognized a $184 million charge associated with the decision to end production of the 757 program. We also recognized $913 million in goodwill charges as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS; $572 million recorded at IDS and $341 million recorded at the Commercial Airplanes segment. 2003 operating earnings were negatively impacted by a $1.1 billion charge related to the satellite and launch businesses. We experienced lower pension income due to declining interest rates and negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods. We also incurred a charge due to higher estimated cleanup costs, increased workers’ compensation claims, and increased legal expense. These factors were partially offset by continued growth and strong operating performance in our portfolio of defense businesses and by continued improvements in operating efficiencies at Commercial Airplanes.

2001 operating earnings were significantly impacted by $935 million of pre-tax special charges related to the events of September 11, 2001. (See Note 3.) Excluding the September 11 special charges of $935 million, operating earnings in 2002 were $1,059 million lower than 2001 operating earnings. This decrease in operating earnings reflected lower commercial airplane deliveries partially offset by production efficiencies in the Commercial Airplanes segment and higher deliveries of IDS products. IDS operating earnings also decreased as commercial satellite losses offset growth and performance on other programs. In addition, $426 million of asset impairment charges and additional valuation reserves related to customer and commercial financing assets were recorded by BCC and the Other segment during 2002.

We generated net periodic benefit income related to pensions of $67 million in 2003, $404 million in 2002 and $920 million in 2001. Not all net periodic pension benefit income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. Accordingly, the operating earnings for 2003, 2002, and 2001, included $147 million, $526 million and $802 million, respectively, of pension income.

Although our pension plan investment returns were 17 percent for the plan year ended September 30, 2003, interest rates continued to decline. Accordingly, we expect our pension investment returns over the long term to decrease, as reflected in our 25 basis point reduction of the expected long-term asset return rate (from 9.00 percent in 2003 to 8.75 percent in 2004). This is expected to reduce pension income reflected in operating earnings from $147 million in 2003 to pension expense in the range of $350 million to $400 million in 2004. In 2005, the pension impact to earnings will depend on market conditions and discretionary funding, but based upon current assumptions, we expect to recognize non-cash pension expense estimated to range from $600 million to $700 million.

Net Earnings

Other income in 2003 increased over 2002 primarily due to the receipt of $397 million of interest income associated with a $1.1 billion partial settlement of federal income tax audits relating to tax years 1992 through 1997. Interest and debt expense increased due to the debt issuances and repayments in 2003.

The increase in 2003 net earnings over 2002 reflects the federal tax settlement mentioned above, partially offset by lower operating earnings.

Other income in 2001 included $210 million of interest income associated with federal income tax audit settlements; 2002 did not include similar interest income. Also contributing to lower other income in 2002 was $46 million of losses on long-held equity investments. Interest and debt expense increased from 2001 to 2002 due to higher levels of debt, primarily associated with the increased customer and commercial financing activities of BCC. Net earnings in 2002 reflected a $1,827 million charge related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142.

Research and Development

Research and development expenditures involve design, development and related test activities for defense systems, new and derivative commercial jet aircraft, advance space, other company-sponsored product development, and basic research and development. These expenditures are either charged directly against earnings or are included in amounts allocable as reimbursable overhead costs on U.S. Government contracts. In addition, Boeing Technology, our advanced research and development organization, focuses on improving our competitive position by investing in certain technologies and processes that apply to multiple business units. Technology investments currently being pursued within Boeing Technology include network-centric operations, affordable structures and manufacturing technology, lean and efficient design processes and tools, lean support and service initiatives, advanced platform systems and safe and clean products.

Research and development expense increased in 2003, principally reflecting IDS’s continued focus on the 767 Tanker program development as well as the development of communication system architectures in order to support various business opportunities including Future Combat Systems, Joint Tactical Radio System, FAB-T and Global Missile. In 2003, research and development expenses decreased at Commercial Airplanes due to reduced spending on the development of the 747-400ER. Commercial Airplanes’ research and development expenses are expected to increase in 2004 due to spending on the 7E7 program. Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition.

Income Taxes

The 2003 effective income tax rate of (30.5)% varies from the federal statutory tax rate of 35%, principally due to tax benefits from federal tax refunds, Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits of $115 million, partially offset by tax charges related to the non-deductibility for tax purposes of significant portions of goodwill impairment charges. This rate also reflects tax credits, state income taxes, charitable donations and tax-deductible dividends.

The effective income tax rates of 27.1% for 2002 and 20.7% for 2001 also vary from the federal statutory tax rate principally due to FSC and ETI benefits of $195 million in 2002 and $222 million in 2001. The 2001 income tax rate also reflects a one-time benefit reflecting a settlement with the Internal Revenue Service (IRS) relating to research credit claims on McDonnell Douglas Corporation fixed price government contracts applicable to the 1986-1992 federal income tax returns.

Beginning in 1999 and continuing through 2002 the European Union (EU) issued a series of objections with the World Trade Organization (WTO) to both U.S. FSC and ETI provisions. The WTO agreed with the EU and ruled that the FSC and ETI provisions constitute prohibited export subsidies. In response the WTO authorized the EU to impose retaliatory tariffs. A list issued by the EU, of products upon which the retaliatory tariff would be imposed, does not include our products. President Bush has stated that the U.S. will bring its tax laws into compliance with the WTO ruling. Both the House Ways and Means Committee and the Senate Finance Committee are continuing to assess alternatives for a replacement of the ETI legislation. It is not possible to predict what impact this issue will have on future earnings pending final resolution of these matters. If ETI is repealed and replacement legislation is not enacted, our loss of the benefit could be substantial.

Income taxes have been settled with the IRS for all years through 1981, and IRS examinations have been completed through 1997. During 2003 a partial settlement was reached with the IRS for the years

1992-1997 and we received a $1.1 billion refund (of which $397 million represents interest). Also, in January and February 2004, we received federal tax refunds and a notice of approved refunds totaling $145 million (of which, $40 million represents interest). The refunds related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, which we merged with on August 1, 1997. The notice of approved refunds related to the 1985 tax year. These events resulted in a $727 million increase in net earnings for the year ended December 31, 2003. We believe adequate provisions for all outstanding issues have been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog from 2002 to 2003 related to increases in contractual backlog for A&WS and Network Systems, offset by decreases for Commercial Airplanes. A&WS obtained orders for the Apache helicopters from Greece and Kuwait, the F/A-18 E/F Multi Year II contract and the initial funding for the EA-18G from the U.S. Navy while Network Systems obtained orders for the Ground-Based Midcourse Defense program and Turkey 737 AEW&C programs coupled with the initial funding of the Future Combat Systems (FCS) program. Commercial Airplanes’ decrease in contractual backlog reflects the impact that the economic downturn has had on the airline industry.

The decrease in contractual backlog from 2001 to 2002 related to higher delivery volumes on all airplane programs relative to new orders.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been appropriated. The FCS and F/A-18 programs were the primary contributors for the increase in unobligated backlog in 2003.

For segment reporting purposes, we report Commercial Airplanes contractual backlog for airplanes built and sold to other segments. Commercial Airplanes relieves contractual backlog upon the sale of these airplanes to other segments.

IDS contractual backlog includes the modification performed on intracompany airplane purchases from Commercial Airplanes. IDS relieves contractual backlog for the modification performed on airplanes received from Commercial Airplanes upon delivery to the customer or at the attainment of performance milestones.

Liquidity and Capital Resources

Primary sources of our liquidity and capital resources include cash flow from operations and substantial borrowing capacity through commercial paper programs and long-term capital markets, as well as unused borrowing on revolving credit line agreements. The primary factors that affect our investment requirements and liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments/refunds as well as interest and dividend payments; our stock repurchase plan; internal investments; and potential acquisitions and divestitures.

Cash Flow Summary

(Dollars in millions) Year ended December 31,	2003	2002	2001

Net earnings	$718	$492	$2,827
Non-cash items	3,135	4,355	1,786
Changes in working capital	28	(611)	(878)

Net cash provided by operating activities	3,881	4,236	3,735
Net cash used by investing activities	(1,060)	(3,282)	(4,630)
Net cash provided (used) by financing activities	(521)	746	518

Net increase (decrease) in cash and cash equivalents	2,300	1,700	(377)
Cash and cash equivalents at beginning of year	2,333	633	1,010

Cash and cash equivalents at end of year	$4,633	$2,333	$633

Non-cash items

Non-cash items in earnings primarily include depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension income. Non-cash items and corresponding amounts are listed in our Consolidated Statements of Cash Flows.

Working capital

During 2003, our investment in working capital decreased, principally due to the following items:

•	a decrease in inventory related to the following:

•	the downturn of the commercial aviation market, which has resulted in less demand for the production of commercial airplanes,

•	a build-up of inventory related to international and space programs, offset by an increase in IDS billings,

•	an increase in advances in excess of related costs at IDS for military aircraft contracts, partially offset by reduced advance payments at Commercial Airplanes due to reduced orders as a result of the depressed commercial aviation market, and

•	an increase to our investment in working capital due to $1.7 billion of discretionary pension contributions (see discussion below regarding pensions), offset by

•	a decrease in income taxes payable related to tax payments made, receipt of cash for partial tax settlement, and a tax expense from current earnings.

Net cash provided by operations includes intracompany cash of $1.7 billion, $2.7 billion and $3.0 billion for 2003, 2002 and 2001, respectively, resulting from the sale of aircraft by the Commercial Airplanes segment for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

Pensions

2003 operating cash flow included $1.7 billion of cash funding to the pension plans. Almost all of the contributions were voluntary to improve the funded status of our plans. We expect pension funding requirements to be approximately $100 million in 2004. However, we are evaluating a discretionary contribution to our plans in the range of $1.0 billion (pre-tax) during the first quarter of 2004, and will consider making additional contributions later in the year.

We measure our pension plan using a September 30 year-end for financial accounting purposes. Although in 2003, actual investment returns were well in excess of the expected rate of 9.0%, we reduced our expected rate of return on plan assets by 25 basis points to 8.75% beginning in 2004 which reflects expected performance over the long-term. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 56% equity, 28% fixed income, 7% real estate, and 9% other. Current allocations are within 1 to 10% of each of the long-term targets. Historically low interest rates (a key factor when estimating plan liabilities), caused us to recognize a $358 million increase to the accrued pension plan liability and a $226 million after-tax decrease to the accumulated other comprehensive income account within shareholders’ equity in the fourth quarter of 2003. This non-cash charge did not impact earnings or cash flow, and could reverse in future periods if interest rates increase or market performance and plan returns increase. We use a discount rate that is based on a point-in-time estimate as of each annual September 30 measurement date. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $1.2 billion or increased $1.3 billion, respectively.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operation. As of December 31, 2003, we had outstanding irrevocable commitments of approximately $1.5 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. (See Notes 19 and 20.)

In 2003, there was a significant decrease in cash used for investing activities compared to 2002. In 2002, BCC made investments of $408 million in Enhanced Equipment Trust Certificates (EETCs), while no such investments were made in 2003 or 2001. EETCs are investment trusts widely used in the airline industry as a method of financing aircraft. In 2003, we received $360 million in cash related to the settlement of purchase price contingencies associated with our acquisition of Hughes’ satellite manufacturing operations. Additions to Property, Plant, and Equipment in 2003 were approximately $250 million less than 2002. The BCC portfolio continued to grow in 2003 but compared to 2002 additions to customer financing and properties on lease were approximately $650 million less. The change related to customer financing reductions is mainly due to the receipt of customer payments.

Financing activities

Debt maturities, which include BCC amounts, were $1.8 billion in 2003, $1.3 billion in 2002, and $0.5 billion in 2001. We issued approximately $1.0 billion of debt in 2003 to refinance corporate debt that matured in 2002 and 2003. Additionally, BCC issued $1.0 billion of debt in 2003, $2.8 billion in 2002 and $3.9 billion in 2001. In 2003 and 2002, BCC debt issuance was generally used for growth in the customer financing portfolio. BCC’s debt issuance in 2001 was performed in conjunction with the transfer of a significant portion of our customer financing assets to BCC, as well as growth in BCC’s customer financing portfolio. Additionally, we have a share repurchase program, but there were no share repurchases in 2003 or 2002. In 2001, we repurchased 40,734,500 shares. (See Note 17.)

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s

Long-term:
Boeing	A+	A3	A
BCC	A+	A3	A

Short-term:
Boeing	F-1	P-2	A-1
BCC	F-1	P-2	A-1

On December 17, 2003, Moody’s resolved the negative watch they had on us and BCC. Moody’s downgraded our long-term rating from A2 to A3 and our short-term rating from P-1 to P-2. Moody’s confirmed BCC’s ratings, largely because we put a support agreement in place in which we commit to maintain certain financial metrics at BCC. All of Moody’s ratings for Boeing and BCC now have a stable outlook.

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. As of December 31, 2003, neither Boeing nor BCC had any outstanding commercial paper issuances.

We have consolidated debt obligations of $14.4 billion, which are unsecured. Approximately $1.1 billion will mature in 2004, and the balance has a weighted average maturity of approximately 13 years. Excluding non-recourse debt of $0.5 billion and BCC debt of $9.2 billion total debt represents 43% of total shareholders’ equity plus debt. Our consolidated debt, including BCC, represents 64% of total shareholders’ equity plus debt.

We have substantial borrowing capacity. Currently, $3.4 billion remains available to BCC from shelf registrations filed with the SEC and $4.0 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. (See Note 14.) We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

Disclosures about Contractual Obligations and Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2003, as well as an estimate of the timing in which these obligations are expected to be satisfied.

Contractual obligations

(Dollars in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt	$14,044	$1,056	$3,431	$2,047	$7,510
Capital lease obligations	399	88	141	83	87
Operating lease obligations	1,743	273	434	323	713
Purchase obligations:
Not recorded on statement of financial position
Production related	43,071	19,382	15,886	5,626	2,177
Pension and other post retirement cash requirements	3,539	626	1,636	1,277
Recorded on statement of financial position	5,695	4,246	367	343	739

Total contractual obligations	$68,491	$25,671	$21,895	$9,699	$11,226

Purchase obligations

Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and approximate timing of the transaction. In addition, the agreements are not cancelable without a substantial penalty. Long-term debt, capital leases, and operating leases are shown in the above table regardless of whether they meet the characteristics of purchase obligations. Purchase obligations include both amounts that are and are not recorded on the statements of financial position. Approximately 20% of the purchase obligation amounts disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase obligations – not recorded on the statement of financial position

Pension and other postretirement benefits

Pension funding is an estimate of our minimum funding requirements through 2005 to provide pension benefits for employees based on service provided through 2003 pursuant to the Employee Retirement Income Security Act, although we may make additional discretionary contributions. Obligations relating to other postretirement benefits are based on both our estimated future benefit payments, since the majority of our other postretirement benefits are not funded through a trust, and the estimated contribution to the one plan that is funded through a trust through 2008. Our estimate may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, regulatory rules, and medical trends.

Production related

Production related purchase obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises due to the extended production planning horizon for many of our products, including commercial aircraft, military aircraft and other products where delivery to the customer occurs over an extended period of time. A significant portion of these inventory commitments are either supported by firm contracts from customers, or have historically resulted in settlement through either termination payments or contract adjustments should the customer base not materialize to support delivery from the supplier.

Industrial participation agreements

We have entered into various industrial participation agreements with certain customers in foreign countries to effect economic flow back and/or technology transfer to their businesses or government agencies, as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work, placement of vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology, or other forms of assistance to the foreign country. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our foreign customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2003, we incurred no such penalties. As of December 31, 2003, we have outstanding industrial participation agreements totaling $8.6 billion that extend through 2015. In cases where we satisfy our commitments through the purchase of supplies and the criteria described in “purchase obligations” is met, amounts are included in the table above. To be eligible for such a purchase order commitment from us, the foreign country or customer must have sufficient capability and capacity and must be competitive in cost, quality and schedule.

Purchase obligations recorded on the statement of financial position

Purchase obligations recorded on the statement of financial position primarily include accounts payable and certain other liabilities including accrued compensation, supplier penalties, accrued property taxes, and dividends payable.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees and variable interests in unconsolidated entities.

Guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payment amounts represent “worst-case scenarios” and do not necessarily reflect our expected results. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the balance sheet reflects our best estimate of future payments we may incur as part of fulfilling our guarantee obligations.

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$5,564	$5,564
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18

As of December 31, 2002	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$4,801	$4,801
Trade-in commitments	2,452	2,296	$156
Asset-related guarantees	486	378	17
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1

*	Amounts included in accounts payable and other liabilities

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft for the purchase of Sale Aircraft. Additionally, we have issued contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price at a future point in time, generally ten years after delivery of the Sale Aircraft, if the customer wishes to sell it to us at that time. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Contingent repurchase commitments and trade-in commitments are now included in our guarantees discussion based on our current analysis of the underlying transactions. Based on our historical experience, we believe that very few, if any, of our outstanding contingent repurchase commitments will ultimately become trade-in commitments. During 2003, we recorded no expense and made no net cash payments related to our contingent repurchase commitments.

Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure included in accounts payable and other liabilities in the tables above is related to item (2) above.

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. During 2003, we recorded expense of $11 million and made net cash payments totaling $746 million related to our trade-in commitments.

We have issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. No aircraft have been delivered with these types of guarantees in several years. Recent declines in asset values of commercial aircraft increase the risk of future payment by us under these guarantees. During 2003, we recorded expense of $15 million and made no net cash payments related to our asset-related guarantees.

We have previously issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners and have collateral rights to certain assets of the venture.

In addition, we have issued other credit guarantees to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Recent financial weakness in certain airlines further exposes us to loss under our credit guarantees. During 2003, we recorded expense of $2 million and made net cash payments totaling $13 million related to our credit guarantees.

As a liquidity provider for equipment trust certificate (ETC) pass-through arrangements, we have certain obligations to investors in the trusts, which require funding to the trust to cover interest due to such investors resulting from an event of default by United Airlines. In the event of funding, we would receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 million to the trust perfecting our collateral position and terminating our liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to us.

Also relating to an ETC investment, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below a certain level. These obligations would cease if United Airlines were to default on our interest payments to the trust. There were no significant payments made by us during 2003.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. We have made no significant payments in relation to these performance guarantees.

Material variable interests in unconsolidated entities

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarified the application of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). FIN 46 requires identification of our participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB revised and re-released FIN 46 as “FIN 46(R).” The provisions of FIN 46(R) are effective beginning in first quarter 2004, however we elected to adopt FIN 46(R) as of December 31, 2003.

One of the significant modifications made by the revised interpretation includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules of FIN 46(R), but are subject to the pre-existing consolidation rules under ARB 51, which are based on an analysis of voting rights. This scope exception applies to certain operating joint ventures that we previously disclosed as VIEs, such as the Sea Launch venture and other military aircraft-related ventures. Under the applicable ARB 51 rules, we are not required to consolidate these ventures.

Our investments in ETCs and EETCs continue to be included in the scope of FIN 46(R), but do not require consolidation. However, we will continue to make certain disclosures about these entities, as required by FIN 46(R).

We have investments in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. As of December 31, 2003, our investment balance in ETCs and EETCs was $433 million. During the year ended December 31, 2003, we recorded revenues of $39 million and cash flows of $94 million.

We are a subordinated lender to certain SPEs that are utilized by the airlines, lenders, and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN46(R), however only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. As of December 31, 2003, our investment balance in non-consolidated SPE arrangements that are VIEs was $201 million. During the year ended December 31, 2003, we recorded revenues of $17 million and cash flows of $62 million.

Commercial commitments

The following tables summarize our commercial commitments outstanding as of December 31, 2003, as well as an estimate of the timing in which these commitments are expected to expire.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit and surety bonds	$2,364	$1,718	$363	$35	$248
Other commercial commitments	1,571	559	912	100

Total commercial commitments	$3,935	$2,277	$1,275	$135	$248

Related to the issuance of certain standby letters of credit and surety bonds included in the above table, we received advance payments of $1.0 billion and $608 million as of December 31, 2003 and 2002, respectively.

Other commercial commitments include irrevocable financing commitments related to aircraft on order and commercial equipment financing. (See Note 19.)

SEGMENT RESULTS OF OPERATION AND FINANCIAL CONDITION

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001.

Air travel worldwide has not fully recovered to the volume carried by the airlines in 2000, which has negatively affected profitability for many airlines. Late in 2002 traffic began to recover, and holiday travel indicated that the industry recovery was underway. However, the Iraq War and Severe Acute Respiratory Syndrome (SARS) outbreak in early 2003 caused the industry to again retract and delayed recovery. Overall, the industry produced another year of losses led by full service airlines in the U.S. In contrast, low-cost carriers in the U.S. and in Europe are reporting positive financial results and continue to grow operations. European network airlines are expected to show better results than their U.S. counterparts for their fiscal year end. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts because traffic to and from Asia has nearly rebounded to pre-SARS levels.

Our estimated timetable for industry recovery has been delayed. We presently expect the recovery in air traffic that started in 2003 to result in renewed demand for capacity in 2004. Overall, airlines are expected to generate another year of losses in 2003 before producing a small profit in aggregate for 2004. The projection of sustained profitability in 2004 is expected to lead to an order recovery in 2005, with delivery growth expected to begin in 2006. The major uncertainty facing the industry is the impact of any additional unforeseen exogenous shocks similar to the 2003 SARS outbreak and the Iraq War. The industry could also face unexpected consequences of events that have already occurred, such as the terrorist attacks of September 11, 2001.

Our 20-year forecast of the average long-term growth rate in passenger traffic is 5.1% annually, based on projected average worldwide annual economic real growth of 3.2%. Based on global economic growth projections over the long term, and taking into consideration an increasingly competitive environment, increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, we project a $1.9 trillion market for new airplanes over the next 20 years. This is a long-term forecast; historically, while factors such as the Gulf War and increased ticket charges for security have had significant impact over the span of several years, they have not dramatically affected the longer-term trends in the world economy, and therefore, our market outlook.

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

The worldwide market for commercial jet aircraft is predominately driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

Industry competitiveness

The commercial jet aircraft market and the airline industry remain extremely competitive. We expect the existing long-term downward trend in passenger revenue yields worldwide (measured in real terms) to continue into the foreseeable future. The market liberalization in Europe has continued to enable low-cost airlines to rapidly gain market share. These airlines have increased the downward pressure on airfares, making it similar to the competitive environment in the U.S. This results in both near-term and continued price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately half of Commercial Airplanes’ third-party sales and contractual backlog are from customers based outside the U.S.

We face aggressive international competitors that are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. They plan to deliver the first A380, with more capacity than a 747, in early 2006. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. This market environment has resulted in intense pressures on pricing and other competitive factors.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. The recent decline of the U.S. dollar relative to their local currencies is putting unusual pressure on their future revenues and profits. While this may seem like an advantage to us, it contains a potential threat in that competitors may react by aggressively reducing costs, potentially improving their longer-term competitive posture. Airbus has indicated that they are adopting this approach, and plan more than 10% reduction in costs by 2006. If the dollar strengthens by then, Airbus could use the extra efficiency to gain market share and develop new products.

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network for airlines throughout the world to provide a higher level of customer satisfaction and productivity. (See Fleet Support discussion on page 31.) As an example, we have made on-line access available to all airline customers for engineering drawings, parts lists, service bulletins and maintenance manuals. These efforts enhance our ability to pursue pricing strategies that enable us to maintain leadership at satisfactory margins. While we are focused on improving our processes and continuing cost reduction activities, events may occur that will prevent us from achieving planned results.

Summary

Recent signs of recovery and the continued expectation for long-term growth in air travel are encouraging. For example, December 2003 air traffic levels matched the air traffic levels of December 2000. This is the first time passenger demand returned to pre-September 11 levels. This is somewhat offset by the increasing levels of competition in both airlines and airplane manufacturing. Overall, the commercial airplane market has great potential. We are well positioned in the 100-seat and above commercial jet airplane market, and intend to remain the airline industry’s preferred supplier through emphasis on product offerings and customer service that provide the best overall value in the industry.

Operating Results

(Dollars in millions)	2003	2002	2001

Revenues	$22,408	$28,387	$35,056
% of Total Company Revenues	44%	52%	60%
Operating Earnings	$707	$2,017	$1,911
Operating Margins	3.2%	7.1%	5.5%
Research and Development	$676	$768	$858
Contractual Backlog	$63,929	$68,159	$75,850

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. The decline in revenue in 2003 compared to 2002 and 2002 compared to 2001 was primarily due to the decline in the commercial aviation market, as discussed above in the “Business Environment and Trends” section, resulting in fewer commercial jet aircraft deliveries.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

Model	2003		2002		2001

717	12	(11)	20		49	(10)
737 Next-Generation*	173		223	(2)	299	(5)
747	19	(1)	27	(1)	31	(1)
757	14		29		45
767**	24	(5)	35	(1)	40
777	39		47		61
MD-11***					2

Total	281		381		527

*	Deliveries in 2003 included intracompany deliveries of three 737 Next-Generation aircraft (two C-40 aircraft and one Project Wedgetail Airborne Early Warning and Control (AEW&C) System aircraft). Deliveries in 2002 included intracompany deliveries of four 737 Next-Generation aircraft (three C-40 aircraft and one Project Wedgetail AEW&C System aircraft). Deliveries in 2001 included intracompany deliveries of two 737 Next-Generation aircraft (two C-40 aircraft).
**	Deliveries in 2003 also included an intracompany delivery of one 767 Tanker Transport aircraft for the Italian Air Force.
***	Final deliveries of the MD-11 aircraft program occurred in 2001.

The cumulative number of commercial jet aircraft deliveries as of December 31 were as follows:

Model	2003	2002	2001

717	125	113	93
737 Next-Generation	1,420	1,247	1,024
747	1,338	1,319	1,292
757	1,036	1,022	993
767	916	892	857
777	463	424	377

The undelivered units under firm order* as of December 31 were as follows:

Model	2003	2002	2001

717	22	26	30
737 Next-Generation	800	765	857
747	32	52	59
757	13	28	55
767	25	39	77
777	159	173	198
*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders, government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Total commercial jet aircraft deliveries for 2004 are currently projected to approximate 285 aircraft. For 2005, commercial jet aircraft deliveries are currently projected to be in the same range as 2004. As of January 29, 2004, the delivery forecast for 2004 is essentially sold out and approximately 90% sold for 2005. Commercial Airplanes segment revenues for 2004 are projected to be approximately $20 billion.

Operating earnings

Beginning in the first quarter of 2003, Commercial Airplanes segment operating earnings are presented based on the program accounting method. Prior year amounts, based on unit costing, have been revised to reflect the program method of accounting. (See Note 23.) This revision has no impact on amounts reported in our Consolidated Statements of Operations.

During the third quarter of 2003, we decided to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004 and delivered in the second quarter of 2005. The decision was based on a thorough assessment of market demand for the airplane. The decision resulted in a pre-tax earnings charge of $184 million.

The decline in operating earnings in 2003 compared to 2002 was primarily due to the reduction in revenue as a result of lower delivery volume, a goodwill impairment charge of $341 million, a $184 million charge resulting from the decision to end production of the 757 program, and increased pension expense, all of which was partially offset by improved operating efficiency and reduced research and development expense. The decline in operating earnings in 2002 compared to 2001 was primarily due to the reduction in revenue as a result of lower delivery volume driven by the decline in the commercial aviation market; offset by improved operating efficiency and reduced research and development expense. In general, the commercial aviation market decline has resulted in the lengthening of the time needed to produce the accounting quantities, which is described below in the “Accounting Quantity” section.

Accounting quantity

For each airplane program, we estimate the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. We refer to this estimate as the “accounting quantity.” The accounting quantity for each program is a key determinant of gross margins we recognize on sales of individual airplanes throughout the life of a program. See “Application of Critical Accounting Policies-Program accounting.” Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

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

In general, the market for commercial aircraft has adversely affected all of our commercial aircraft programs and extended the time frame for production and delivery of the accounting quantities used for program accounting.

The estimate of total program accounting quantities and changes, if any, as of December 31 were:

	717	737 Next- Generation	747	757	767	777

2003	148	2,200	1,388	1,050	975	650
Additions/(deletions)	8	200	(13)	(50)	(25)	50

2002	140	2,000	1,401	1,000	1,000	600
Additions	5	200

2001	135	1,800	1,401	1,000	1,000	600

Due to ongoing market uncertainty for the 717 aircraft, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. The 717 program accounting quantity was increased during 2003 due to the program obtaining additional firm orders. As of December 31, 2003, the majority of the remaining undelivered units of the 717 program consisted of 14 units to be delivered to a single customer. Due to the customer’s uncertain financial condition, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of December 31, 2003, remained realizable.

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $400 million.

The accounting quantity for the 737 Next-Generation program was increased during 2003 as a result of additional orders received since the last accounting quantity extension during 2002.

Based on current demand, the time required to produce the December 31, 2002 accounting quantity for the 747 program would have extended beyond the limit allowed by our internal policy. Accordingly, the accounting quantity for this program was reduced during 2003. There was not a material impact on our consolidated financial statements as a result of the accounting quantity reduction.

The decrease in the 757 program accounting quantity during 2003 was driven by the continued lack of demand for the 757 aircraft, which ultimately led to our decision in the third quarter of 2003 to end production of the program.

The decrease in the 767 program accounting quantity during 2003 was due to the rescheduling of anticipated future 767 Tanker deliveries to the U.S. Air Force (USAF). Approximately 40% of the remaining deliveries in the current accounting quantity on the 767 program relates to the anticipated USAF tanker order.

The accounting quantity for the 777 program was increased during 2003, as a result of the program’s normal progression of obtaining additional orders and delivering aircraft.

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the future (anticipated orders). In developing total program estimates all of these items within the accounting quantity must be addressed. The percentage of anticipated orders included in the program accounting estimates as compared to the number of cumulative firm orders* as of December 31 were as follows:

	717	737 Next- Generation	747	757	767	777

2003
Cumulative firm orders (CFO)	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%

2002
Cumulative firm orders	139	2,012	1,371	1,050	931	597
Anticipated orders	0	N/A	29	49	67	3
Anticipated orders as a % of CFO	0%	N/A	2%	5%	7%	1%

2001
Cumulative firm orders	123	1,881	1,351	1,048	934	575
Anticipated orders	11	N/A	49	51	64	25
Anticipated orders as a % of CFO	9%	N/A	4%	5%	7%	4%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries as of December 31 (see table on page 27) plus undelivered units under firm order (see table on page 28). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

The U.S. Government is currently reviewing the USAF proposal for the purchase/lease combination of 100 767 Tankers. Discussions between the USAF and us have been paused, while a series of U.S. Government reviews is undertaken. As a result, on February 20, 2004, we announced that we will slow development efforts on the USAF 767 Tanker program. This slow down will result in the layoff of 100 contract employees and 50 employees, redeployment of certain other personnel, and an extension of the USAF 767 Tanker production schedule. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2004. This anticipated order, which has a significant positive impact on the 767 program, has been incorporated into our program accounting estimates to the extent the aircraft fall within the current accounting quantity. Based on the forecasted delivery schedule and production rates the majority of these aircraft fall beyond the current accounting quantity. In order to meet the USAF’s proposed schedule for delivery, as of December 31, 2003 we have incurred inventoriable contract costs of $113 million, and if the order is not received, we would also incur supplier termination penalties of $63 million. The inventoriable costs are being deferred based on our assessment that it is probable the contract will be received. If the contract is not received, these deferred costs will be charged to expense and the 767 accounting quantity and the gross margin would be significantly reduced. This would result in a material negative impact to the program’s gross margin, and may impact the continuation of the 767 program. (See IDS USAF Tanker Program section for a discussion regarding the consolidated impact.)

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1, represent deferred production costs. As of December 31, 2003 and 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

	2003	2002

Deferred production costs	$837	$785
Unamortized tooling	582	709

As of December 31, 2003 and 2002, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

Fleet support

We provide the operators of all our commercial airplane models assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services include flight and maintenance training, field service support costs, engineering services and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals and technical consulting support, and continues throughout the operational life of the aircraft. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves our personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. This level of expenditures is anticipated to continue in the upcoming years. These costs do not vary significantly with current production rates.

Research and development

We continually evaluate opportunities to improve current aircraft models, and assess the marketplace to ensure that our family of commercial jet aircraft is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line that is responsive to changing market conditions by maximizing commonality among our family of commercial aircraft. Additionally, we are determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

The decrease in 2003 research and development compared to 2002 was primarily due to reduced spending on the development of the 747-400ER. The decrease in 2002 research and development compared to 2001 was primarily due to reduced spending on the development of the 777-300ER and 747-400ER. The initial delivery of the 747-400ER and the rollout of the first 777-300ER occurred in the fourth quarter of 2002. The initial delivery of the 777-300ER is expected to occur during the first half of 2004. The initial delivery of the 737-900, the largest member of the 737 Next-Generation family, occurred in the second quarter of 2001.

Despite the current downturn in the commercial aviation market, we remain confident in the long-term growth of air travel worldwide and the demand for new aircraft deliveries. We are currently focusing our new airplane product development efforts on the 7E7 program, which we expect to seat 200 to 250 passengers. In December of 2003, we received Board of Directors (BoD) approval to offer the new airplane to customers. We began to formally offer the aircraft to airlines in early 2004. Subject to additional BoD approval, full development and production is scheduled to begin in 2004, with entry into service targeted for 2008. We project an increase in our research and development spending in 2004, primarily driven by spending on the 7E7 program.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Backlog

Contractual firm backlog for the Commercial Airplanes segment excludes customers we deem to be high risk or in bankruptcy as of the reporting date. The contractual backlog decline reflects the impact that the economic downturn has had on the airline industry. The decline in backlog in 2003 compared to 2002 and 2002 compared to 2001 represents higher delivery volume on all airplane programs relative to new orders. December 31, 2003, backlog does not include the anticipated order of 100 767 Tankers from the USAF. This order is anticipated to become a firm contract during 2004.

Integrated Defense Systems

Business Environment and Trends

IDS is comprised of four reportable segments, which include A&WS, Network Systems, Support Systems and L&OS. IDS results reflect the new segment reporting structure effective January 1, 2003. Prior period results have been revised to reflect IDS’s new segment reporting format.

The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems segments), homeland security (Network Systems), space exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, the primary customers of IDS are the U.S. Department of Defense (DoD) for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the space exploration market, and the U.S. Government for the launch and satellites market. Since the trends associated with these markets impact IDS opportunities and risks in unique ways, the various environmental factors for each are discussed individually below.

Defense environment overview

The DoD represents nearly 50% of the world’s defense budget. The current defense environment is characterized by transformation and change in the face of shrinking force structure, aging platforms, and a level of operations and engagements worldwide that we expect will remain high for the foreseeable future. The United States’ leadership in the global war on terrorism demonstrates the value of networked intelligence, surveillance and communications, interoperability across platforms, services and forces, and the leveraging effects of precise, persistent, and selective engagement. The significance and advantage of unmanned systems to perform many of these tasks is growing. These experiences are driving the DoD, along with militaries worldwide to transform their forces and the way they operate. Network-centric warfare is at the heart of this force transformation.

We continue to see near-term growth in the DoD budget and a focus on transformation that will provide opportunities for IDS products in the future. However, with a softening global economy and anticipated federal budget deficits, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs.

Military transformation

The defense transformation is evidenced by a trend toward smaller more capable, interoperable, and technologically advanced forces. To achieve these capabilities, a transformation in acquisition is underway that advances an increasing trend toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services.

Institutions and events continue to shape the defense environment. The DoD’s implementation of a new Joint Capabilities Integration and Development Systems organization and process, along with revisions to the Defense Acquisition System, Program Planning Budgeting and Execution processes and the establishment of the Office of Force Transformation, has created a durable institutional foundation for continued transformation. Operations in the continuing global war on terrorism reaffirms the need for the rapid projection of decisive combat power around the world and emphasize the need for new capabilities and solutions for the warfighter. They also highlight the need for improved logistics and stability operation capabilities at completion of hostilities. Toward that end, the DoD is fully committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities.

Missile defense

Another significant area of growth and transformation relates to efforts being made in missile defense. Funding for the missile defense market is primarily driven by the U.S. Government Missile Defense Agency (MDA) budget. The primary thrusts in this market are the continued development and deployment of theater missile defense systems and the Ground-Based Missile Defense (GMD) program. The overall MDA missile defense budget for 2004 is approximately $9 billion.

Over the past year, emphasis has been placed on meeting President Bush’s call to deploy a national missile defense capability by late 2004. Congress demonstrated support for this effort, as the funding for deployment has remained a top MDA budget priority. Through IDS’s leadership position on the Missile Defense National Team and its prime contractor role on the GMD segment program and on the Airborne Laser program, IDS is positioned to maintain its role as MDA’s number one contractor.

Defense competitive environment

The global competitive environment continues to intensify, with increased focus on the U.S. defense market, the world’s largest and most attractive. IDS faces strong competition in all market segments, primarily from Lockheed Martin, Raytheon and Northrop Grumman. BAE Systems and EADS continue to build a strategic presence in the U.S. market strengthening their North American operations and partnering with U.S. defense companies.

We expect industry consolidation, partnering, and market concentration to continue. Prime contractors will continue to partner or serve as major suppliers to each other on various programs and will perform targeted acquisitions to fill technology or customer gaps. At the lower tiers, consolidation persists and select companies have been positioning for larger roles, especially in the Aerospace Support market.

Homeland security environment

The terrorist attacks on our nation on September 11, 2001 left a permanent impact on our government and the people and industries supporting it. President Bush issued an executive order establishing an Office of Homeland Security, and Governor Tom Ridge became the first Secretary of the Department of Homeland Security in January 2003. The Department of Homeland Security became official in March 2003 and the year 2003 was characterized by organizational challenges and a significant U.S. government transformation. Positions are being filled, organizational alignment is ongoing, and procurement practices are evolving. It is important to realize that this new department has been formed from existing agencies and their budgets, and therefore a large portion of the near-term budget is committed to heritage programs and staffing. Until some of these existing commitments are complete, funding for new opportunities will represent a small share of the overall Department of Homeland Security budget. We expect Homeland Security to be a stable market with minimal growth with emphasis being placed on Information Analysis and Infrastructure Protection.

President Bush requested $36.2 billion in the fiscal year 2004 budget request to support the Department of Homeland Security. Significantly, $18.1 billion of this request is allocated to support strategic goals of improving border security and transportation security. This area includes initiatives such as the Explosive Detection System (EDS) program, Container Security Initiatives, and technology investments for non-intrusive inspection technology. As the prime contractor for the EDS contract, IDS successfully installed EDS systems in over 400 major airports in the United States in 2002 and continues to provide support and upgrades for this program. Only 50% of the federal spending on Homeland security is within the newly formed Department of Homeland Security. Other federal agencies such as the DoD still have homeland security and homeland defense funding under their direction. IDS will continue to leverage our experience as the systems integrator on the EDS program, our aviation heritage and our Integrated Battlespace and network-centric operations expertise and capabilities in the Homeland Security marketplace.

Space exploration environment

The total NASA budget is expected to remain flat over the next ten years, but it is forecasted that this budget will see a change in direction and emphasis. President Bush’s vision for exploration will not require large budget increases in the near term. Instead, it will bring about a sustained focus over time and reorientation of NASA’s programs. The funding added for exploration will total about $12 billion over the next five years. Most of this funding will be reallocated from existing areas as NASA reprioritizes to accomplish the President’s vision. The President requested an additional $1 billion for NASA’s existing five-year plan, or on average $200 million per year. We believe this allocation will be more significant in the first three years of the plan than the later two. The establishment of this new vision will provide great opportunities for industry to develop new technologies and operational concepts to take human beings beyond low-earth-orbit. IDS, with its strong heritage in the development of space systems and our expertise in the area of human space flight, including the Space Shuttle and International Space Station; is well positioned to work with and support our customer in accomplishing our goals. IDS will continue its work on the Space Shuttle and International Space Station programs along with development of critical technologies such as rocket propulsion and life support systems to prepare to meet the challenge of returning to the Moon and exploring the Solar Systems.

Launch and satellite environment

The commercial space market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. This market is now characterized by overcapacity,

aggressive pricing and limited near term opportunities. Recent projections indicate these market conditions will persist until the end of this decade. We believe there will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities, where the customer values our technical expertise and unique solutions. However, we will not pursue commercial launches at a loss, and given the current pricing environment, we have decided, for the near-term, to focus our Delta IV program on the government launch market, which we believe is a more stable market.

Inherent business risks

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and Homeland Security. Similar government authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience, or may terminate for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

On February 23, 2004, the U.S. Government announced plans to terminate for convenience the RA-66 Comanche contract. Boeing and United Technologies each had a 50% contractual relationship in the program. The announcement did not have an impact on 2003 financial results. The program represented less than 1% of our projected 2004 revenues.

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a Government-fiscal-year basis (September 30 year end), even though contract performance may extend over years.

Many of our contracts are fixed-price contracts. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition. Cost overruns may result in lower earnings, which would have an adverse effect on our financial results.

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Departments of State and Defense. The policies of some international customers require “industrial participation” agreements, which are discussed more fully in the “Disclosures about contractual obligations and commitments” section.

We are subject to business and cost classification regulations associated with our U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. Government contracts. We are currently in discussions with the U.S. Government regarding the allocability of certain pension costs which could be material. It is not possible at this time to predict the outcome of these discussions.

767 Tanker Program

The U.S. Government is currently reviewing the USAF proposal for the purchase/lease combination of 100 767 Tankers. Discussions between the USAF and us have been paused, while a series of U.S. Government reviews is undertaken. As a result, on February 20, 2004, we announced that we will slow development efforts on the USAF 767 Tanker program. This slow down will result in the layoff of 100 contract employees and 50 employees, redeployment of certain other personnel, and an extension of the USAF 767 Tanker production schedule. Our current expectation is that it is probable we will receive the USAF tanker order in 2004. In the event the order is not received, we would write off tanker-related capitalized costs, and incur supplier termination penalties. On a consolidated basis, our potential charges would be $261 million as of December 31, 2003, consisting of $176 million related to the Commercial Airplanes segment, and $85 million related to the A&WS segment. Our total potential termination charge could reach approximately $310 million by March 31, 2004. (See Commercial Airplanes Accounting Quantity for related discussion.) Additionally, the outcome of the USAF proposal could also have an adverse impact on our margins associated with Italian and Japanese tanker contracts. The outcome of the USAF proposal could also have an impact on the amount of research and development expenditures that we would have to recognize.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers. In 2003, the venture conducted three successful launches with precision payload delivery in orbit. The venture continues to aggressively manage its cost structure. The venture is impacted by the commercial launch market risk discussed in the “Launch and Satellite Environment” section.

We have previously issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners, and have collateral rights to certain assets of the venture. We believe our total maximum exposure to loss from Sea Launch totals $226 million, taking into account recourse from other venture partners and estimated proceeds from collateral. The components of this exposure include $188 million ($801 million, net of $416 million in established reserves and $197 million in recourse from partners) of other assets and advances, $26 million for potential subcontract termination liabilities, and $12 million ($30 million net of $18 million in recourse from partners) of exposure related to performance guarantees provided by us to a Sea Launch customer. We also have outstanding credit guarantees with no net exposure ($519 million, net of $311 million in recourse from partners and $208 million in established reserves). We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2003.

Delta IV

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. In June 2003, Lockheed Martin filed a lawsuit against us and the three individual former employees arising from the same facts. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse effect on our financial position. In addition, on July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003.

Satellites

Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As is standard for this industry these programs are also fixed price in nature. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. We believe we have appropriately estimated costs to complete these contracts. However, if a major event arises, it could result in a material charge. These programs are on-going, and while we believe the cost estimates reflected in the December 31, 2003 financial statements are adequate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger Termination for Default (TFD) provisions or other financially significant exposure.

Additionally, in certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of third-party insurance based on our analysis of risk. There is one contractual launch scheduled in late 2004 for which full insurance coverage may not be available, or if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could be approximately $100 million.

Operating Results

(Dollars in millions)	2003	2002	2001

Revenues	$27,361	$24,957	$22,815
% of Total Company Revenues	54%	46%	39%
Operating Earnings	$766	$2,009	$1,965
Operating Margins	2.8%	8.0%	8.6%
Research and Development	$846	$742	$784
Contractual Backlog	$40,883	$36,014	$30,741

Revenues

The increase in IDS revenues from 2002 to 2003 was primarily driven by additional production aircraft and Joint Direct Attack Munitions (JDAM) deliveries and F/A-22 Raptor volume in A&WS; increased volume in homeland security, proprietary programs and the start up of Future Combat Systems in Network Systems; increased volume in spares, maintenance and Life Cycle Customer Support (LCCS) in Support Systems; and increased Delta launch deliveries in L&OS.

Increased revenues from 2001 to 2002 were primarily driven by additional aircraft, rotorcraft and JDAM deliveries from production programs and amounts recognized on a cost-reimbursement basis for development programs such as F/A-22 Raptor and V-22 Osprey in A&WS; increased volume in Missile Defense in Network Systems and increased volume in spares, modernization, maintenance and LCCS in Support Systems.

Operating earnings

The decrease in IDS’s operating earnings from 2002 to 2003 reflects increased operating losses recorded for the L&OS segment, partially offset by strong performance from the A&WS, Network Systems and Support Systems segments.

A&WS earnings were driven by strong performance from the segment’s major production programs and an increased revenue base as well as 2002 cost growth that did not impact 2003. Support Systems also had another outstanding year driven by an increased revenue base along with improved performance in many of the segment’s businesses. Network Systems segment earnings improved from 2002 primarily due to increased revenues in homeland security, Future Combat Systems and proprietary programs, partially offset by cost growth on military satellite programs and a $55 million pre-tax non-cash charge related to our investment in a joint venture that lost an imagery contract award, as a result this venture has now been dissolved. The L&OS segment was impacted by a goodwill impairment charge of $572 million and a charge of $1.0 billion as a result of continued weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program, and cost growth in the satellite business. L&OS earnings in 2003 were also adversely impacted by adjustments to certain joint venture investments resulting in a net write-down of $27 million.

Operating results increased slightly from 2001 to 2002 primarily due to strong performance from the A&WS and Support Systems segments, while the Network Systems segment was impacted by a 737 Airborne Early Warning & Control $100 million development cost growth. The L&OS segment was impacted by cost growth on satellite programs, a $100 million pre-tax charge to write-down an equity investment and continued downturn in the launch and commercial satellite market.

Backlog

The increase in contractual backlog of 14% from 2002 to 2003 is attributed to the capture of orders for Apache helicopters by Greece & Kuwait, the F/A-18 E/F Multi Year II contract and the initial funding for the EA-18G from the U.S. Navy in the A&WS segment. Network Systems backlog grew primarily from orders received for the GMD and Turkey 737 AEW&C programs coupled with the initial funding of the Future Combat Systems program. Support Systems backlog grew primarily from orders received for C-17 sustainment and KC-10 support. L&OS backlog decreased from 2002 to 2003 primarily due to Delta IV EELV contract terminations.

The increase in contractual backlog of 17% from 2001 to 2002 is primarily attributed to the capture of several key international awards including the Korean F-15 Eagle contract and the Italian 767 Tanker contract, coupled with production rate increases on several domestic programs in the A&WS segment. Network Systems backlog grew primarily from orders received from the Department of Transportation for Airport Security and orders received for proprietary programs. Support Systems backlog also grew from the previously mentioned Korean and Italian awards and a C-17 sustainment contract. L&OS backlog remained constant from 2001 to 2002 with orders for Delta IV launch vehicles and a NASA award for space flight payload processing offsetting the decline in commercial satellite backlog.

Aircraft & Weapon Systems

(Dollars in millions)	2003	2002	2001

Revenues	$10,766	$10,569	$9,575
% of Total Company Revenues	21%	20%	16%
Operating Earnings	$1,422	$1,269	$1,032
Operating Margins	13.2%	12.0%	10.8%
Research and Development	$360	$304	$209
Contractual Backlog	$19,352	$15,862	$14,767

Revenues

A&WS increased revenues in 2003 were primarily driven by additional deliveries on JDAM, F/A-18E/F Super Hornet, F-15E Eagle and F/A-22 Raptor volume, partially offset by lower rotorcraft deliveries. The increase in revenues between 2002 and 2001 were due to increased aircraft deliveries on C-17 Globemaster, F/A-18E/F Super Hornet, F-15E Eagle, AH-64 Apache and JDAM.

Deliveries of units for principal production programs, including deliveries under operating lease, which are identified by parentheses, were as follows:

	2003	2002	2001

C-17 Globemaster	16	16	14	(4)
F/A-18E/F Super Hornet	44	40	36
T-45TS Goshawk	12	14	15
F-15E Eagle	4	3
CH-47 Chinook *		7	11
737 C-40A Clipper	1	3	4
AH-64 Apache *		15	7

*	New Builds Only

Operating earnings

A&WS 2003 operating earnings reflect increased revenues, strong performance on our major production programs and a $45 million favorable adjustment related to the F-15 Eagle program. The favorable adjustment represents usage in 2003 of some of the inventory we impaired in 1999. The 2002 earnings results reflect strong profits on our major production programs. 2002 results also include a gain of $42 million related to the divestiture of an equity investment and a favorable adjustment of $24 million attributable to F-15 Eagle program charges taken in 1999. The segment operating earnings for 2001 include the recognition of $48 million of charges relating to asset reductions attributable to reduced work volume at the Philadelphia site, and $46 million of charges associated with the Joint Strike Fighter program and idle manufacturing assets. The 2001 operating earnings also included a favorable adjustment of $57 million attributable to F-15 Eagle program charges taken in 1999.

Research and development

The A&WS segment continues to pursue business opportunities where it can use its customer knowledge, technical strength and large-scale integration capabilities to provide transformational solutions. Research and development activities continue to be focused on the 767 Tanker program, as reflected in the increased expenditures in 2002 and 2003 over 2001. This program represents a significant opportunity to provide state of the art refueling capabilities to potential domestic and international customers. It demonstrates the synergistic value of our diversified company-wide portfolio in providing best value solutions to our customers. Italy and Japan have signed contracts for the 767 Tanker system with first aircraft delivery scheduled in 2005, and discussions continue with the USAF on how we may fulfill their tanker requirement. The outcome of the USAF proposal could have an impact on the amount of research and development expenditures that we would incur.

Investments in Unmanned Systems continue to leverage our capabilities in architectures, system-of-systems integration and weapon systems technologies to provide transformational capabilities for the U.S. military. This segment’s research and development expenditures are focused on unmanned systems programs and technologies, and reflect the current business environment. Other research and development efforts include upgrade and technology insertions to enhance the capability and competitiveness of current product lines such as Airborne Electronic Attack, Precision Weapons and advanced Rotorcraft systems.

Backlog

The increase in contractual backlog from 2002 to 2003 is primarily attributed to the capture of several key awards including the F/A-18 E/F Multi Year II contract, Apache helicopter new builds, and the initial funding for the EA-18G. Backlog also increased due to rate increase on the F/A-22 low rate initial production and weapon orders for Small Diameter Bomb (SDB), Harpoon, and SLAM-ER.

The increase in contractual backlog of 7% from 2001 to 2002 is primarily attributed to the capture of several key international awards including the Korean F-15 Eagle contract and the Italian 767 Tanker contract. Backlog also increased due to rate increases on several domestic programs in low rate initial production including V-22 Osprey and the F/A-22 Raptor. The F/A-18E/F Super Hornet program backlog increased moderately as the customer continues to increase production rate. The JDAM program backlog also increased moderately with additional orders from both the Navy and Air Force.

On February 23, 2004, the U.S. Government announced plans to terminate for convenience the RA-66 Comanche contract. Boeing and United Technologies each had a 50% contractual relationship in the program. The announcement did not have an impact on 2003 financial results. The program represented less than 1% of our projected 2004 revenues.

Network Systems

(Dollars in millions)	2003	2002	2001

Revenues	$9,384	$8,113	$5,972
% of Total Company Revenues	19%	15%	10%
Operating Earnings	$626	$546	$482
Operating Margins	6.7%	6.7%	8.1%
Research and Development	$195	$132	$196
Contractual Backlog	$11,715	$6,700	$4,749

Revenues

Increased revenues for the Network Systems segment in 2003 were primarily driven by increased activity in proprietary and homeland security programs, ramp up of the Future Combat Systems program and the successful launch of a Naval satellite (UHF F11). The increase in revenues from 2001 to 2002 is primarily due to increased activity in network centric warfare activity and Missile Defense.

Operating earnings

Network Systems 2003 earnings results were primarily driven by increased revenue mentioned earlier. 2003 results were adversely impacted by cost growth on military satellite programs and a $55 million pre-tax non-cash charge related to our investment in Resource 21, a venture that lost an imagery contract award, and as a result the venture has now been dissolved. 2002 results were impacted by cost growth on military satellite programs and the 737 AEW&C development program. Network Systems 2002 earnings increased relative to 2001 primarily due to the increased revenue offset partially by charges mentioned above.

Research and development

The Network Systems research and development funding continues to be focused on the development of communications and command & control capabilities that support a network-centric architecture approach. We are investing in the communications market to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Investments were made in Global Situational Awareness concepts to develop communication system architectures in order to support various business opportunities including Future Combat Systems, Joint Tactical Radio System, FAB-T and GMD.

A major contributor to our support of these DoD transformation programs is the investment in the Boeing Integration Center (BIC) where our network-centric operations concepts are developed in partnership with our customers. We will also continue to make focused investments that will lead to the development of next-generation space intelligence systems. Along with slightly increased funding to support this area of architecture and network-centric capabilities development, we also increased our investment in advanced missile defense concepts. Also, in 2003 we made a significant decision and allocated a larger investment than in previous years to continue to pursue the homeland security market. Research and development funding was used to develop and tailor the network-centric capabilities, already being applied to many DoD opportunities in this emerging market.

Backlog

The 75% increase in contractual backlog from 2002 to 2003 is mainly attributed to orders for the GMD and Turkey 737 AEW&C programs coupled with the initial funding of the Future Combat Systems program. The increase in contractual backlog of 41% from 2001 to 2002 is primarily attributed to the capture of orders for proprietary programs and an order by the Department of Transportation for Airport Security.

Support Systems

(Dollars in millions)	2003	2002	2001

Revenues	$4,219	$3,484	$2,931
% of Total Company Revenues	8%	6%	5%
Operating Earnings	$472	$376	$304
Operating Margins	11.2%	10.8%	10.4%
Research and Development	$59	$43	$51
Contractual Backlog	$5,882	$5,286	$2,963

Revenues

Support Systems increased revenues in 2003 were driven by increased volume in spares for tactical aircraft, LCCS, Maintenance & Modification, and Contractor Logistical Support & Services (CLSS). Increased revenues between 2002 and 2001 were primarily driven by increased volume in spares for tactical aircraft, Modernization and Upgrade, LCCS and Maintenance & Modification.

Operating earnings

Support Systems operating earnings increased in 2003 and 2002, primarily due to the higher base of revenues identified above. 2003 operating earnings were also improved due to performance in the Spares & Technical Data and LCCS businesses. 2002 operating earnings also benefited from improved performance in the Maintenance & Modification and LCCS businesses along with a non-recurring gain related to the divestiture of an equity investment.

Research and development

Support Systems continue to focus investment strategies on its core businesses including CLSS, LCCS, Maintenance and Modifications, Modernization and Upgrades, Spares and Technical Data, and Training Systems and Services. We have made investments to continue the development and implementation of innovative disciplined tools, processes and systems as market discriminators. Examples of successful programs stemming from the investments include the C-17 Globemaster Sustainment Partnership, C-130U Gunship 4 Buy and C-130 Avionics modernization program.

Backlog

The increase in contractual backlog of 11% from 2002 to 2003 is attributed to orders for C-17 sustainment and KC-10 support as well as orders in the CLSS business. The increase in contractual backlog of 78% from 2001 to 2002 is attributed to growth throughout the various Aerospace Support businesses. Primary contributors were the follow-on order for the C-17 sustainment contract, Italian 767 Tanker Integrated Fleet Support and Korean F-15 spares and ground support equipment.

Launch & Orbital Systems

(Dollars in millions)	2003	2002	2001

Revenues	$2,992	$2,791	$4,337
% of Total Company Revenues	6%	5%	7%
Operating Earnings / (Losses)	$(1,754)	$(182)	$147
Operating Margins	(58.6)%	(6.5)%	3.4%
Research and Development	$232	$263	$328
Contractual Backlog	$3,934	$8,166	$8,262

Revenues

Higher L&OS revenues in 2003 were primarily driven by increased Delta launch deliveries. Decreased revenues between 2002 and 2001 were primarily driven by the downturn in the launch and commercial satellite market.

Deliveries of production units were as follows:

	2003	2002	2001

Delta II	4	3	12
Delta IV	2	1
Satellites	3	6	7

Operating earnings

L&OS 2003 operating earnings were negatively impacted by a first quarter goodwill impairment charge of $572 million and a second quarter charge of $1 billion based on continued weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program, and cost growth in the satellite business. The 2003 results also include adjustments we made to our equity investments in Ellipso, SkyBridge and the liquidation of our investment in Teledesic resulting in a net write-down of $27 million. The 2002 results include a $100 million pre-tax charge to write-down our equity investment in Teledesic, LLC. Also contributing to the 2002 decreased operating earnings was cost growth on commercial satellite programs and the continued downturn in the launch and commercial satellite market. The 2001 operating results were driven by increased volume on International Space Station offset by investments in the Delta IV expendable launch vehicle and RS-68 engine.

In 2003, we continued a reorganization of our commercial satellite manufacturing activities in response to poor performance compounded by unfavorable market conditions. The impact to earnings by satellite program cost growth was partially offset by favorable contractual actions. Progress has been made in implementing process improvements and program management best practices, however, factory problems identified during acceptance testing continue to impact existing contracts. As a result, completion schedules have slipped exposing us to a first quarter 2004 risk of $125 million for contract TFD. In the first quarter of 2004, we will approach the TFD date on a commercial satellite contract, however we believe a TFD on this contract is not likely due to continuing production and contractual efforts in process.

We are a 50-50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our 50% share of joint venture earnings is recognized as income. The segment’s operating earnings include earnings of $52 million, $68 million and $72 million, for 2003, 2002 and 2001, respectively, attributable to United Space Alliance. These results include all known or expected impacts related to the Space Shuttle program based on the findings from the Columbia Accident Investigation Board (CAIB) investigation.

Research and development

Our research and development investment in L&OS declined as some versions of the Delta IV expendable launch vehicle reached operational status. Continued investment in the Delta IV program into 2004 will be made to support the demonstration flight of the Delta IV Heavy vehicle. We also continue to make investments in this segment to develop technologies and systems solutions to support our NASA customer in the development of new space systems. We have also prudently invested research and development resources in the satellite manufacturing business to enhance existing designs to meet evolving customer requirements.

Backlog

The contractual backlog decrease of 52% in 2003 was primarily due to the adjustment in the Delta IV Launch manifest. The adjustment was a result of missions lost on the EELV (see “EELV Suspension” in 2004 Risk Factors section) contract and a continued weakness in the commercial space market and sales on the existing orders. Additional factors that resulted in a decrease in contractual backlog for 2003 were termination of a Loral launch contract due to a customer’s financial solvency and a customer’s conversion of three satellite orders to future options.

Contractual backlog remained constant from 2001 to 2002 with higher orders for Delta IV launch vehicles and a NASA award for space flight payload processing partially offset by a decline in commercial satellite backlog due to decreased new orders and sales on existing orders.

Boeing Capital Corporation

Business Environment and Trends

Historically, BCC has acted as a captive finance subsidiary by providing market-based lease and loan financing for commercial aircraft as well as commercial equipment. In November 2003, we announced a significant change in BCC’s strategic direction, moving from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall corporate exposures. For our commercial aircraft market, BCC will facilitate, arrange and selectively provide financing to Commercial Airplanes’ customers. For our defense and space markets, BCC will primarily arrange and structure financing solutions for IDS’s government customers. In addition, BCC will enhance its risk management activities to reduce exposures associated with the current portfolio. BCC expects to satisfy any external funding needs through access to traditional market funding sources.

BCC competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of competitors, mainly larger leasing companies and banks. BCC’s Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Historically, approximately 20% of BCC’s portfolio was related to commercial equipment leasing and financing activities. In January 2004, we announced that we are exploring strategic alternatives for the future of BCC’s Commercial Financial Services business. The alternatives being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We have no fixed timetable for determining the future of this business.

Refer to discussion of the airline industry environment in the Commercial Airplanes Business Environments and Trends. The downturn in the airline industry has resulted in reduced collateral values for aircraft, declines in airline credit ratings and bankruptcy filings by certain of our airline customers. These events have resulted in our recognition of non-cash charges in 2003 and 2002 in order to strengthen our allowance for losses on receivables and to recognize impairments on certain assets. Any additional impact that we may incur is dependent upon the duration of the current airline industry decline and the related defaults, repossessions or restructurings that may occur. Aircraft valuations could decline materially if significant numbers of aircraft are removed from service due to additional airline bankruptcies or restructurings.

Aircraft values and lease rates are also being impacted by the number and type of aircraft that are currently out of service due to overcapacity. Slightly over 2,000 aircraft (12% of world fleet) have been out of service for most of 2003, including aircraft types in production. In years prior to 2001, the out of service fleet was approximately 4% to 6% of the world fleet, which was mainly comprised of aircraft that were out of production. Aircraft values and lease rates should improve as aircraft are returned to service.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 program in late 2004; however, we will continue to support the aircraft. While we continue to believe in the utility and marketability of the 757, we are unable to predict how the end of production, as well as overall market conditions, may impact 757 collateral values. At December 31, 2003, $1.4 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. Should the 757 suffer a significant decline in utility and market acceptance, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. Also, BCC may experience a decline in rental rates, which could result in additional impairment charges on operating lease aircraft. While BCC is unable to determine the likelihood of these impacts occuring, such impacts could result in a potential material adverse effect on BCC’s earnings and/or financial position.

Due to ongoing market uncertainty for 717 aircraft, possible material exposures exist related to the 717 program. (See Commercial Airplanes segment discussion). At December 31, 2003, $2.2 billion of BCC’s portfolio was collateralized by 717 aircraft. We are unable to predict how the possible end of production, as well as overall market conditions, would impact 717 collateral values. In the event of a program termination decision, the aircraft’s collateral values may decline resulting in an increase to the allowance for losses on receivables. This could lead to a potential material adverse effect on BCC’s earnings and/or financial position.

As of December 31, 2003, there were $278 million of assets, principally commercial aircraft that were held for sale or re-lease at BCC, of which $122 million had a firm contract to sell or place on lease. Additionally, approximately $332 million of BCC’s assets are currently scheduled to come off lease in 2004 and become subject to replacement into the market. The inability of BCC to sell or place these assets into a revenue-generating service could pose a potential risk to results of operations.

Airlines regularly utilize a special purpose entity (SPE) known as a Pass Through Trust. The Pass Through Trust enables the airline to aggregate a large number of aircraft secured notes into one trust vehicle, facilitating the issuance of larger bonds called Pass Through Certificates (PTCs). The most common form of PTCs issued by airlines is the EETC. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as stratified collateral positions in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of the Pass Through Trust in an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. BCC participates in several EETCs as an investor typically in the last-position tranche. The EETC investments are related to customers we believe to have less than investment-grade credit.

BCC also routinely utilizes SPEs to isolate individual transactions for legal liability, perfect its security interest and that of third-party lenders in certain leveraged transactions, and to realize certain income and sales tax benefits. These SPEs are fully consolidated in BCC’s and our financial statements.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2003. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows or financial position.

United Airlines (United) accounted for $1.2 billion (9.5% and 10.1%) of BCC’s total portfolio at December 31, 2003 and 2002. At December 31, 2003, the United portfolio was secured by security interests in two 767s and 13 777s and by an ownership and security interest in five 757s. As of December 31, 2003, United was BCC’s second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During 2003, BCC completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767s and 13 777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757s in which BCC holds an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, BCC previously assigned to a third party the rights to a portion of the lease payments on these five 757s. As a result of this lease restructuring, as of December 31, 2003, BCC recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds). As of December 31, 2003, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by virtue of operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft BCC financed are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans revert to the original terms, which terms are generally less favorable to United. United would retain its right under Chapter 11 to return the aircraft in the event of a reversion to the original lease and loan terms.

American Trans Air Holdings Corp. (ATA) accounted for $743 million and $611 million (6.1% and 5.2%) of BCC’s total portfolio at December 31, 2003 and 2002. At December 31, 2003, the ATA portfolio included 12 757s and an investment in preferred stock. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. During 2003, BCC agreed to restructure certain outstanding leases by extending their terms and deferring a portion of ATA’s rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA must meet certain requirements for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements on January 30, 2004.

Hawaiian Holdings, Inc. (Hawaiian) accounted for $509 million and $479 million (4.2% and 4.1%) of BCC’s total portfolio at December 31, 2003 and 2002. At December 31, 2003, the Hawaiian portfolio primarily consisted of 12 717s and three 767s. Hawaiian filed for Chapter 11 bankruptcy protection on

March 21, 2003. With bankruptcy court approval, BCC has reached an agreement releasing Hawaiian from its obligation to take delivery of a new 767 that was scheduled for delivery to Hawaiian in April 2003. This aircraft was sold to a third party in October 2003. Similarly, BCC agreed to permit Hawaiian to return two 717s it leased from BCC. BCC has arranged for these 717s to be leased to a third party. On February 11, 2004, we announced BCC’s support for a plan to restructure Hawaiian. The restructuring would include among other things, a revision of BCC’s lease terms and result in a substantial decrease in rental receipts from Hawaiian. This plan is subject to approval by the bankruptcy court and Hawaiian’s creditors. Taking into account the specific reserves for the Hawaiian receivables, BCC does not expect that the transactions with Hawaiian will have a material adverse effect on its earnings and/or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on BCC’s earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Summary Financial Information

(Dollars in millions)	2003	2002	2001

Revenues	$1,221	$994	$815
% of Total Company Revenues	2%	2%	1%
Operating Earnings	$143	$72	$238
Operating Margins	11.7%	7.2%	29.2%
Portfolio	$12,248	$11,762	$9,198
% of Portfolio in Valuation Allowance	4.7%	3.5%	2.4%
Debt	$9,177	$9,465	$7,295
Debt-to-Equity Ratio	4.7-to-1	5.7-to-1	5.3-to-1

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments and gains/losses on revaluation of derivatives. The overall growth in revenues for BCC over the past three years was principally driven by a larger portfolio, resulting from new business volume and portfolio transfers from other segments in 2002 and 2001. While the numbers above demonstrate revenue growth of approximately 23% in 2003 and 22% in 2002, BCC does not expect such growth in the future due to the change in its business strategy described in the Business Environment and Trends section above.

In addition, during 2003, BCC’s net gain on disposal was $49 million as compared to $8 million in 2002 and $34 million in 2001. The increase was due to the sale of an investment in a single SPE arrangement in 2003. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. There can be no assurance that BCC will recognize such gains in the future.

Operating earnings

BCC’s earnings are presented net of interest expense, valuation allowance adjustments, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in 2003 operating earnings was primarily attributable to the increase in revenues discussed above, partially offset by increased interest expense, valuation allowance and impairment charges. Financing related interest expense increased to $442 million for 2003 when compared to $410 million for 2002 and $324 million for 2001.

As summarized in the following table, during the year ended December 31, 2003, we recognized pre-tax expenses of $320 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, of which $254 million related to BCC. For the same period in 2002, we recognized pre-tax expenses of $426 million, of which $200 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated

2003
Increased valuation allowance	$130	$61	$191
Revaluation of equipment on operating lease or held for sale or re-lease	103	5	108
Other adjustments	21		21

	$254	$66	$320

2002
Increased valuation allowance	$100	$80	$180
Impairment of investment in ETCs	13	66	79
Impairment of joint venture aircraft	48		48
Other asset impairments	39	80	119

	$200	$226	$426

In light of the decline in the creditworthiness of its customers over the past two years, BCC has substantially increased the valuation allowance. BCC recorded a $130 million charge to earnings in 2003 compared to $100 million in 2002 to increase the valuation allowance. The Other segment recorded a $61 million charge to earnings in 2003 compared to $80 million in 2002. The valuation allowance did not increase significantly in 2001.

Additionally, because aircraft equipment values have dropped significantly over the past few years, BCC recognized asset impairment-related charges of $124 million, of which $21 million was due to the write-off of forward-starting interest rate swaps related to Hawaiian in 2003. During 2002, BCC recognized charges of $100 million, which consist of $13 million related to investments in ETCs, charges of $48 million due to impairments of joint venture aircraft and charges of $39 million related to other assets in the portfolio. Additionally, the Other segment recognized charges of $5 million in 2003. During 2002, the Other segment recognized charges of $146 million, which consist of $66 million related to investments in ETCs and charges of $80 million related to other assets in the portfolio, of which $66 million related to the return of 24 717s by AMR Corporation. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment. Total impairment charges were not significant in 2001.

Other Segment

The increase in Other segment operating losses in 2003 reflects higher investments in Connexion by BoeingSM, decreased revenues in Boeing Technology, lower customer financing revenues and lower pension income. Connexion by BoeingSM continues to prepare for launch of commercial service in early 2004. Connexion by BoeingSM signed initial service agreements with Japan Airlines and All Nippon Airways for 10 aircraft each bringing the total number of aircraft under contract for its service to 119. Boeing Technology experienced decreased revenues due to the transfer of certain programs to IDS. Lower customer financing earnings also contributed to the increase in Other segment operating losses. Additionally, we recognized lower pension income as a result of declining interest rates and negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods.

During the years 2003, 2002 and 2001, operating earnings of $69 million, $69 million and $36 million, respectively, were attributable to four C-17 transport aircraft on lease to the United Kingdom Royal Air Force, which began in 2001. Offsetting the 2002 and 2001 operating earnings of the C-17 leases were increases in losses primarily due to increases in intracompany guarantees and asset impairments, lease accounting differences and other subsidies related to BCC.

Research and development activities in the Other segment relate primarily to Connexion by BoeingSM and, to a lesser extent, Air Traffic Management. Research and development activities in the Other segment remained constant in 2003.

Astro Ltd., a wholly-owned subsidiary, operates as a captive insurance company. This subsidiary enables certain of our exposures to be insured at the lowest possible cost to us. In addition, it provides flexibility to us in structuring our insurance and risk management programs and provides access to the reinsurance markets. Currently, Astro Ltd. insures a portion of our aviation liability, workers compensation, general liability, property, as well as various smaller risk liability insurances.

CRITICAL ACCOUNTING POLICIES AND STANDARDS ISSUED AND NOT YET IMPLEMENTED

Application of Critical Accounting Policies

Contract Accounting

Contract accounting is used predominately by the segments within IDS. The majority of business conducted in these segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

Sales related to contracts with fixed prices are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

The development of cost of sales percentages involves procedures and personnel in all areas that provide financial or production information on the status of contracts. Estimates of each significant contract’s sales and costs are reviewed and reassessed quarterly. Any changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which changes are made. Due to the size and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Assumptions are made regarding the length of time to complete each contract because estimated costs also include expected changes in wages, prices for materials, fixed costs, and other costs.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods.

Excluding one time charges related to a downturn in the commercial space market, 2003 performance fell within the historical range of plus or minus 0.5% change to gross margin. If combined gross margin for all contracts in IDS for all of 2003 had been estimated to be higher or lower by 0.5%, it would have increased or decreased income for the year by approximately $137 million.

Program Accounting

We use program accounting to account for sales and cost of sales related to our 7-series commercial airplane programs. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs (including overhead), program tooling costs and warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and warranty costs for the total program. (See Commercial Airplanes discussion in the Accounting Quantity section.)

The use of estimates in program accounting requires the demonstrated ability to reliably estimate the relationship of sales to costs for the defined program accounting quantity. Factors that must be estimated include sales price, labor and employee benefit costs, material costs, procured parts, major component costs, and overhead costs. To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are recognized on a prospective basis.

Underlying all estimates used for program accounting is the forecasted market and corresponding production rates. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates, consistent with typical sales contract terms. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections.

Factors that influence these estimates include production rates, internal and subcontractor performance trends, asset utilization, anticipated labor agreements, and inflationary trends.

We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. The sales recognized represent the price negotiated with the customer, adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer during the quarter. Because of the higher unit production costs experienced at the beginning of a new airplane program (known as the “learning curve effect”), the actual costs incurred for production of the early units in the program will exceed the amount reported as cost of sales for those units. The excess or actual costs over the amount reported as cost of sales is presented as “deferred production costs,” which are included in inventory along with unamortized tooling costs.

Our experience in the last two years, with all current programs being relatively mature, has been that estimated changes due to model mix, escalation, cost performance, and accounting quantity adjustments have resulted in a net range of plus or minus 0.5% for the combined cost of sales percentages of all commercial airplane programs. If combined cost of sales percentages for all commercial airplane programs for all of 2003 had been estimated to be higher or lower by 0.5%, it would have increased or decreased income for 2003 by approximately $90 million.

Aircraft Valuation

Used aircraft under trade-in commitments and aircraft under repurchase commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Based on our historical experience, we believe that very few, if any, of our outstanding contingent repurchase commitments will ultimately become trade-in commitments. Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure related to item (2) above is recorded in ‘Accounts payable and other liabilities’ on the Consolidated Statements of Financial Position.

Obligations related to probable trade-in commitments are measured as the difference between gross amounts payable to customers and the estimated fair value of the collateral. The fair value of collateral is determined using aircraft specific data such as, model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets to which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, (1) the resale market, which could potentially include the cost of long-term storage, (2) the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements, or (3) the scrap market. Collateral valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly collateral valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Based on the best market information available at the time, it is probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $582 million and $1.4 billion as of December 31, 2003 and 2002, respectively. Accounts payable and other liabilities included $65 million and $156 million as of December 31, 2003 and 2002, respectively, which represents the exposure related to these trade-in commitments.

Using a measurement date of December 31, 2003, had the estimate of collateral value used to calculate our obligation related to trade-in commitments been 10% higher or lower than our actual assessment, accounts payable and other liabilities would have decreased or increased by approximately $52 million. We continually update our assessment of the likelihood of our trade-in aircraft purchase commitments and continue to monitor all these commitments for adverse developments.

Asset valuation for equipment under operating lease, held for re-lease, held for sale and collateral on receivables

Included in ‘Customer and commercial financing, net’ assets are operating lease equipment and notes receivables. In addition, we hold sales-type/financing leases that are included in ‘Customer and commercial financing, net’. These assets are treated as receivables and allowances are established in accordance with SFAS No. 13, Accounting for Leases and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, an amendment of FASB Statement No. 114.

The fair value of aircraft and equipment (on operating lease, held for re-lease and held for sale), and collateral on receivables, is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, these differences are recorded as asset impairments.

To determine the fair value of aircraft, we use the average published value from multiple sources based on the type and age of the aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft to determine fair value, usually when the features or utilization of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases, held for re-lease and held for sale

We review these assets for impairment when events or circumstances indicate that their carrying amount may not be recoverable. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. Various assumptions are used when determining the expected undiscounted cash flow, including lease rates, lease terms, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. We use historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of its carrying value over fair value. We estimate that had the fair value of such assets deemed impaired during 2003 been 10% higher or lower at the time each specific impairment had been taken, the impairment expense would have decreased or increased by approximately $11 million. We are unable to predict the magnitude of any future impairments.

Allowance for losses on receivables

The allowance for losses on receivables (valuation allowance) is used to provide for potential impairment of receivables on the balance sheet. The balance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate our valuation allowance on the basis of two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment, and (b) pools of receivables that are evaluated for impairment.

A specific receivable is reviewed for impairment when, based on current information and events, we deem it is probable that we will be unable to collect amounts that are contractually due to us. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filing for bankruptcy. We record a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

We review the adequacy of the valuation allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. We identify and update credit ratings for each customer in the portfolio, based on current rating agency information or our best estimates.

For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are published by Standard & Poor’s reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the valuation allowance for the pool of receivables. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. We record a valuation allowance representing our best estimate within the resulting range of credit-adjusted collateral exposures, factoring in considerations of risk of individual credits, current and projected economic and political conditions, and prior loss experience.

The resulting range of the credit-adjusted collateral exposure as of December 31, 2003, was approximately $413 million to $510 million. We adjusted the valuation allowance to $452 million at December 31, 2003.

Goodwill impairment

Because our composition has changed significantly due to various acquisitions, goodwill has historically constituted a significant portion of our long-term assets. We account for our goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires an impairment only approach to accounting for goodwill.

The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same date every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected April 1 as our annual testing date.

We estimate the fair values of the related operations using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions, and are subject to review and approval by our senior management and BoD. Changes in these forecasts could cause a particular operating group to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly change the amount of impairment recorded, if any.

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the amount of impairment recorded. At the date of our previous impairment test, a 10% increase or decrease in the value of our common stock would have had no impact on the impairment charge we recorded in the first quarter of 2003.

Postretirement plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage, to eligible retirees and qualifying dependents. The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period.

We use a discount rate that is based on a point-in-time estimate as of our September 30 annual measurement date. This rate is determined based on a review of long-term, high quality corporate bonds as of the measurement date and use of models that match projected benefit payments of our major U.S. pension and other postretirement plans to coupons and maturities from high quality bonds. A 25 basis point increase in the discount rate would decrease the 2003 pension and other postretirement liabilities by approximately $1.2 billion (3%) and $218 million (3%), respectively, and decrease the 2003 net periodic pension and other postretirement expense by approximately $25 million and $2 million, respectively. A 25 basis point decrease in the discount rate would increase the 2003 pension and other postretirement liabilities by approximately $1.3 billion (3%) and $244 million (3%), respectively, and increase the 2003 net periodic pension expense by approximately $20 million and decrease the other postretirement expense by approximately $2 million.

Net periodic pension costs include an underlying expected long-term rate of asset return. In developing this assumption, we look at a number of factors, including asset class return by several of our trust fund investment advisors, long-term inflation assumptions, and long-term historical returns for our plans. The expected long-term rate of asset return is based on a diversified portfolio including domestic and international equities, fixed income, real estate, private equities and uncorrelated assets. Pension income or expense is especially sensitive to changes in the long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2003 pension income by approximately $75 million.

Net periodic costs for other postretirement plans include an assumption of the medical cost trend. To determine the medical trend we look at a combination of information including our future expected medical costs, recent medical costs over the past five years, and general expectations in the industry. The 2003 postretirement benefit obligation for non-pension plans reflects a small increase in medical trend compared to the expected 2003 medical trend used in the 2002 measurement. Recent losses due to higher-than-expected increases in medical claims costs have created an unrecognized loss in 2003. The assumed medical cost trend rates have a significant effect on the amounts reported for the health care plans. A 100 basis point increase in assumed medical cost trend rates would increase the 2003 other postretirement liabilities by approximately $791 million. A 100 basis point decrease in assumed medical cost trend rates would decrease the 2003 other post-retirement liabilities by approximately $691 million. A 100 basis point increase in assumed medical cost trend rates would increase the 2003 other postretirement costs by approximately $78 million. A 100 basis point decrease in assumed health care cost trend rates would decrease the 2003 other postretirement costs by approximately $66 million.

Standards Issued and Not Yet Implemented

In January 2004, FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plan under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. We have elected the deferral provided by this FSP and are evaluating the magnitude of the potential favorable impact of this FSP on our results of operations and financial position. See Note 15 for further discussion of postretirement benefits.

CONTINGENT ITEMS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Environmental remediation

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations since the 1980s.

We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2003, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of our total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, we believe it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact on our financial position or to our operating results and cash flow trends.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, except as set forth below.

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2003, inventories included approximately $583 million of recorded costs on the A-12 contract, against which we have established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350 million.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the U.S. Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275 million, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1.35 billion plus statutory interest from February 1991 (currently totaling approximately $1.09 billion). In that event our loss would total approximately $1.49 billion in pre-tax charges. However, should the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $977 million, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default are contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin Corporation, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Lockheed’s lawsuit, which includes some 23 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion, and punitive damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our board of directors. The suits allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuits seek an unspecified amount of damages against each director, the return of certain salaries and other remunerations, and the implementation of remedial measures.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charges that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit seeks a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting.

It is not possible at this time to determine whether the three shareholder derivative actions would or could have a material adverse effect on our financial position.

Sears/Druyun investigation and Securities and Exchange Commission (SEC) investigation

On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. government official. Druyun, who had been Vice President and Deputy General Manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the U.S. Air Force of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General and concerns this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. It is not possible to predict at this time what actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

Employment discrimination litigation

We are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002 in which class certification is sought or has been granted. Three matters are pending in the federal court for the Western District of Washington in Seattle; one case is pending in the federal court for the Central District of California in Los Angeles; one case is pending in the federal court in St. Louis, Missouri; one case is pending in the federal court in Tulsa, Oklahoma; and the final case is pending in the federal court in Wichita, Kansas. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. It is not possible to determine whether these actions could or would have a material adverse effect on our financial position.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, price escalation, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense (DoD); the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained elsewhere in this Form 10-K, principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our SEC filings, including, without limitation, our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We have financial instruments that are subject to interest rate risk, principally short-term investments, fixed-rate debt obligations, and customer financing assets and liabilities. Historically, we have not experienced material gains or losses due to interest rate changes. Additionally, we use interest rate swaps to manage exposure to interest rate changes.

Based on the current holdings of short-term investments, as well as related swaps, the unhedged exposure to interest rate risk is not material for these instruments. The investors in the fixed-rate debt obligations that we issue, generally do not have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

BCC’s assets and liabilities, both fixed-rate and floating-rate, may be subject to interest rate risk to the extent that the maturities and repricing characteristics of the liabilities do not perfectly match those of the assets. The types and terms of borrowing and hedging instruments that are available to BCC in the market and possible changes in asset terms limit BCC’s ability to match assets and liabilities. BCC attempts to minimize this risk, partly through the use of interest rate swaps, and does not believe it is materially exposed to gains or losses due to interest rate changes.

BCC has used public market information and common valuation methods to determine the fair value of its assets and liabilities. The estimates are not necessarily indicative of the amounts BCC could realize in a current market exchange, and the use of different assumptions or valuation methods could have a material effect on the estimated fair value amounts.

At December 31, 2003, the book values of BCC’s assets and liabilities were approximately $12.8 billion and $10.9 billion, respectively. BCC measures and manages its interest rate risk by estimating the potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities based on the cash flows projected from each. At December 31, 2003, we estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, BCC’s net earnings, taking into account increases in both revenue and interest expense, would have changed by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities impacted by a change in interest rates are generally not traded, BCC estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to its financial position.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2003, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in an incremental unrealized loss of $43.5 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Commodity price risk

We are subject to commodity price risk relating principally to energy used in production. We periodically use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

Item 8. CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share data)
Year Ended December 31,	2003	2002	2001

Sales and other operating revenues	$50,485	$54,061	$58,198
Cost of products and services	(43,862)	(45,566)	(48,764)
Boeing Capital Corporation interest expense	(442)	(410)	(324)

	6,181	8,085	9,110
Income/(loss) from operating investments, net	28	(49)	93
General and administrative expense	(2,768)	(2,534)	(2,389)
Research and development expense	(1,651)	(1,639)	(1,936)
Gain on dispositions, net	7	44	21
Share-based plans expense	(456)	(447)	(378)
Goodwill impairment	(913)
Impact of September 11, 2001, recoveries/(charges)	21	2	(935)

Earnings from operations	449	3,462	3,586
Other income/(expense), net	459	38	304
Interest and debt expense	(358)	(320)	(326)

Earnings before income taxes	550	3,180	3,564
Income tax (expense)/benefit	168	(861)	(738)

Net earnings before cumulative effect of accounting change	718	2,319	2,826
Cumulative effect of accounting change, net of tax		(1,827)	1

Net earnings	$718	$492	$2,827

Basic earnings per share before cumulative effect of accounting change	$0.90	$2.90	$3.46
Cumulative effect of accounting change, net of tax		(2.28)

Basic earnings per share	$0.90	$0.62	$3.46

Diluted earnings per share before cumulative effect of accounting change	$0.89	$2.87	$3.41
Cumulative effect of accounting change, net of tax		(2.26)

Diluted earnings per share	$0.89	$0.61	$3.41

See notes to consolidated financial statements on pages 63-114.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions except per share data) December 31,	2003	2002

Assets
Cash and cash equivalents	$4,633	$2,333
Accounts receivable	4,515	5,007
Current portion of customer and commercial financing	857	1,289
Income taxes receivable	199
Deferred income taxes	1,716	2,042
Inventories, net of advances, progress billings and reserves	5,338	6,184

Total current assets	17,258	16,855
Customer and commercial financing, net	12,094	10,922
Property, plant and equipment, net	8,432	8,765
Goodwill	1,913	2,760
Other acquired intangibles, net	1,035	1,128
Prepaid pension expense	8,542	6,671
Deferred income taxes	1,242	2,272
Other assets	2,519	2,969

	$53,035	$52,342

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$13,563	$13,739
Advances in excess of related costs	3,464	3,123
Income taxes payable	277	1,134
Short-term debt and current portion of long-term debt	1,144	1,814

Total current liabilities	18,448	19,810
Accrued retiree health care	5,745	5,434
Accrued pension plan liability	6,629	6,271
Deferred lease income	775	542
Long-term debt	13,299	12,589
Shareholders’ equity:
Common shares, par value $5.00–1,200,000,000 shares authorized;
Shares issued–1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid–in capital	2,880	2,141
Treasury shares, at cost–170,383,053 and 171,834,950	(8,322)	(8,397)
Retained earnings	14,407	14,262
Accumulated other comprehensive income/(loss)	(4,145)	(4,045)
ShareValue Trust shares – 41,203,693 and 40,373,809	(1,740)	(1,324)

Total shareholders’ equity	8,139	7,696

	$53,035	$52,342

See notes to consolidated financial statements on pages 63-114.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions) Year ended December 31,	2003	2002	2001

Cash flows – operating activities:
Net earnings	$718	$492	$2,827
Adjustments to reconcile net earnings/(loss) to net cash provided/(used) by operating activities:
Non-cash items:
Impairment of goodwill	913	2,410
Share-based plans expense	456	447	378
Depreciation	1,356	1,409	1,441
Amortization of other acquired intangibles	94	88	302
Amortization of debt discount/premium and issuance costs	18	12	9
Pension income	(147)	(526)	(802)
Investment/asset impairment charges, net	155	357	438
Customer and commercial financing valuation provision	234	219	42
Gain on dispositions, net	(7)	(44)	(21)
Other charges and credits, net	63	(17)	(1)
Changes in assets and liabilities:
Accounts receivable	357	(155)	342
Inventories, net of advances, progress billings and reserves	351	1,371	(186)
Accounts payable and other liabilities	(147)	(823)	300
Advances in excess of related costs	341	(898)	504
Income taxes receivable, payable and deferred	320	322	(762)
Deferred lease income	233	(80)	622
Prepaid pension expense	(1,728)	(340)	(19)
Other acquired intangibles, net			(1,494)
Accrued retiree health care	311	67	227
Other	(10)	(75)	(412)

Net cash provided by operating activities	3,881	4,236	3,735

Cash flows – investing activities:
Customer financing and properties on lease, additions	(2,189)	(2,840)	(4,900)
Customer financing and properties on lease, reductions	1,242	789	1,283
Property, plant and equipment, net additions	(741)	(1,001)	(1,189)
Acquisitions, net of cash acquired	289	(22)	(22)
Proceeds from dispositions	186	157	152
Contributions to investment in strategic and non-strategic operations	(102)	(505)	(96)
Proceeds from investment in strategic and non-strategic operations	255	140	142

Net cash used by investing activities	(1,060)	(3,282)	(4,630)

Cash flows – financing activities:
New borrowings	2,042	2,814	4,567
Debt repayments	(2,024)	(1,564)	(1,129)
Common shares purchased			(2,417)
Stock options exercised, other	33	67	79
Dividends paid	(572)	(571)	(582)

Net cash (used)/provided by financing activities	(521)	746	518

Net increase/(decrease) in cash and cash equivalents	2,300	1,700	(377)
Cash and cash equivalents at beginning of year	2,333	633	1,010

Cash and cash equivalents at end of year	$4,633	$2,333	$633

See notes to consolidated financial statements on pages 63–114.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Comprehensive Income/(Loss)

Balance January 1, 2001	$2,693	$(6,221)	$(2,592)	$(2)	$12,090	$2,120

Share-based compensation	378
Tax benefit related to share-based plans	16
ShareValue Trust market value adjustment	(1,040)		1,040
Treasury shares acquired		(2,417)
Treasury shares issued for share-based plans, net	(72)	129
Net earnings					2,827	2,827
Cash dividends declared ($0.68 per share)					(577)
Minimum pension liability adjustment, net of tax of $204				(344)		(344)
Unrealized holding loss, net of tax of $9				(16)		(16)
Loss on derivative instruments, net of tax of $61				(102)		(102)
Currency translation adjustment				(21)		(21)

Balance December 31, 2001	$1,975	$(8,509)	$(1,552)	$(485)	$14,340	$2,344

Share-based compensation	447
Tax benefit related to share-based plans	8
ShareValue Trust market value adjustment	(228)		228
Treasury shares issued for share-based plans, net	(61)	112
Net earnings					492	492
Cash dividends declared ($0.68 per share)					(570)
Minimum pension liability adjustment, net of tax of $2,084				(3,663)		(3,663)
Reclassification adjustment for losses realized in net earnings, net of tax of $(15)				25		25
Unrealized holding loss, net of tax of $2				(3)		(3)
Gain on derivative instruments, net of tax of $(37)				61		61
Currency translation adjustment				20		20

Balance December 31, 2002	$2,141	$(8,397)	$(1,324)	$(4,045)	$14,262	$(3,068)

Share-based compensation	456
Tax benefit related to share-based plans	(79)
ShareValue Trust market value adjustment	416		(416)
Treasury shares issued for share-based plans, net	(54)	75
Net earnings					718	718
Cash dividends declared ($0.68 per share)					(573)
Minimum pension liability adjustment, net of tax of $132				(222)		(222)
Unrealized holding loss, net of tax of $(1)				3		3
Gain on derivative instruments, net of tax of $(29)				52		52
Currency translation adjustment				67		67

Balance December 31, 2003	$2,880	$(8,322)	$(1,740)	$(4,145)	$14,407	$618

See notes to consolidated financial statements on pages 63-114.

The issued common shares were 1,011,870,159 as of December 31, 2003, 2002 and 2001. The par value of these shares was $5,059 for the same periods. Treasury shares as of December 31, 2003, 2002 and 2001 were 170,383,053; 171,834,950 and 174,289,720. There were no treasury shares acquired for the years ended December 31, 2003 and 2002. Treasury shares acquired for the year ended December 31, 2001 were 40,734,500. Treasury shares issued for share-based plans for the years ended December 31, 2003, 2002 and 2001, were 1,451,897; 2,454,770 and 2,830,002. ShareValue Trust shares as of December 31, 2003, 2002 and 2001, were 41,203,693; 40,373,809 and 39,691,015. ShareValue Trust shares acquired from dividend reinvestment were 829,884; 682,794 and 534,734 for the same periods. Unearned compensation was $0 as of December 31, 2003 and 2002, and $(3) as of December 31, 2001. The changes in unearned compensation for the same periods were $0, $3, and $4, attributable to amortization and forfeitures.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2003, 2002, 2001

(Dollars in millions except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of consolidation

The consolidated financial statements of The Boeing Company (the “Company”), together with its subsidiaries include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. Investments in joint ventures for which we do not have control, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, our share of net earnings and losses from these ventures is included in the Consolidated Statements of Operations. Intracompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current reporting.

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

Operating Cycle

For classification of current assets and liabilities, we elected to use the duration of the contact as our operating cycle.

Revenue Recognition

Contract accounting

Contract accounting is used predominately by the segments within Integrated Defense Systems (IDS). The majority of business conducted in these segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each sale contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Sales related to contracts with fixed prices are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program accounting

We use program accounting to account for sales and cost of sales related to our 7-series commercial airplane programs. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs (including overhead), program tooling costs and warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and warranty costs for the total program.

We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer during the quarter.

Lease and financing arrangements

Lease and financing arrangements are used predominately by Boeing Capital Corporation (BCC), our wholly-owned subsidiary, and consist of sales-type/financing leases, operating leases and notes receivable. Revenue and interest income are recognized for our various types of leases and notes receivable as follows:

Sales-type/financing leases

At lease inception, we record an asset (“net investment”) representing our aggregate future minimum lease receipts, estimated residual value of the leased aircraft or equipment, deferred initial direct costs and unearned income. Income is recognized over the life of the lease, so as to approximate a level rate of return on our net investment. Residual values, which are reviewed and reassessed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from our estimates.

Operating leases

Revenue from aircraft or equipment rentals is recorded to income on a straight-line basis over the term of the lease.

Notes receivable

At commencement of a note receivable issued for the purchase of aircraft or equipment, we record the note and any applicable discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Research and development

Research and development costs are expensed as incurred unless the costs are related to a contractual arrangement. Costs that are incurred pursuant to a contractual arrangement are recorded over the period that revenue is recognized, consistent with our contract accounting policy.

Share-based compensation

We use a fair value based method of accounting for share-based compensation provided to our employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We value stock options issued based upon an option-pricing model and recognize this fair value as an expense over the period in which the options vest. Potential distributions from the ShareValue Trust described in Note 16 have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares described in Note 16 is determined based on the market value of our stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and is amortized over a five-year period.

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

Postretirement plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other post-retirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. Our funding policy for pension plans is to contribute, at a minimum, the statutorily required amount.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments, such as certificates of deposit, time deposits, and other money market instruments, which have maturities of less than three months. We aggregate our cash balances by bank, and reclassify any negative balances to a liability account presented as a component of accounts payable.

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

Because of the higher unit production costs experienced at the beginning of a new airplane program (known as the “learning curve effect”), the actual costs incurred for production of the early units in the program will exceed the amount reported as cost of sales for those units. The excess or actual costs over the amount reported as cost of sales is presented as “deferred production costs,” which are included in inventory along with unamortized tooling costs.

Used aircraft purchased by the Commercial Airplanes segment, commercial spare parts, and general stock materials are stated at cost not in excess of net realizable value.

Property, plant and equipment (including operating lease equipment)

Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 20 to 45 years; and machinery and equipment, from 3 to 18 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition. Aircraft financing and commercial equipment financing operating lease equipment is recorded at cost and depreciated over the term of the lease or projected economic life of the equipment, primarily on a straight-line basis, to an estimated residual or salvage value.

We review long-lived assets, which includes property, plant and equipment and operating lease equipment, for impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets held for sale are stated at the lower of cost or fair value. Long-lived assets held for use are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

Investments are included in ‘Other assets’ on the Consolidated Statements of Financial Position. We classify investments as either operating or non-operating. Operating investments are strategic in nature, which means they are integral components of our operations. Non-operating investments are those we hold for non-strategic purposes. Earnings from operating investments, including our share of income or loss from certain equity method investments, income from cost method investments, and any gain/loss on the disposition of investments, are recorded in ‘Income/(loss) from operating investments, net’. Earnings from non-operating investments are included in ‘Other income/(expense), net’ on the Consolidated Statements of Operations.

Certain investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of ‘Accumulated other comprehensive income’ on the Consolidated Statements of Financial Position. Held-to-maturity securities include enhanced equipment trust certificates and debentures for which we have the positive intent and ability to hold to maturity. Held-to-maturity securities are reported at amortized cost. Debt and equity securities are continually assessed for impairment. To determine if an impairment is other than temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity credit reviews and analyses of the counterparties. Other than temporary losses on operating investments are recorded in ‘Cost of products and services’ and other than temporary losses on non-operating investments are recorded in ‘Other income/(expense), net’.

Goodwill and acquired intangibles

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which we adopted on January 1, 2002, the accounting for goodwill and indefinite-lived intangible assets changed from an amortization approach to an impairment-only approach. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. We estimate the fair values of the related operations using discounted cash flows. The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment. SFAS No. 142 requires goodwill to be tested for impairment annually at the same date every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is April 1.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line method over 20 to 30 years. Assembled workforce was amortized on a straight-line method over 5 to 15 years. Our indefinite-lived intangible asset, a tradename, was amortized on a straight-line method over 20 years.

Our finite-lived acquired intangible assets are amortized on a straight-line method and include the following: developed technology, 5 to 15 years; product know-how, 30 years; customer base, 10 to 15 years; and data repositories, 10 to 20 years.

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

Aircraft valuation

Used aircraft under trade-in commitments and aircraft under repurchase commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Based on our historical experience, we believe that very few, if any, of our outstanding contingent repurchase commitments will ultimately become trade-in commitments. Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure related to item (2) is included in ‘Accounts payable and other liabilities’ on the Consolidated Statements of Financial Position.

Obligations related to probable trade-in commitments are measured as the difference between gross amounts payable to customers and the estimated fair value of the collateral. The fair value of collateral is determined using aircraft specific data such as, model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets in which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, (1) the resale market, which could potentially include the cost of long-term storage, (2) the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements, or (3) the scrap market. Collateral valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly collateral valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Asset valuation for equipment under operating lease, held for re-lease, held for sale and collateral on receivables

Included in ‘Customer and commercial financing, net’ are operating lease equipment and notes receivables. In addition, we hold sales-type/financing leases that are included in ‘Customer and commercial financing, net’. These are treated as receivables, and allowances are established in accordance with SFAS No. 13, Accounting for Leases and SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114.

The fair value of aircraft and equipment (on operating lease, held for re-lease and held for sale), and collateral on receivables, is periodically assessed to determine if the fair value is less than the carrying value. Differences between carrying value and fair value are considered in determining the allowance for losses on receivables and, in certain circumstances, these differences are recorded as asset impairments.

To determine the fair value of aircraft, we use the average published value from multiple sources based on the type and age of the aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft to determine fair value, usually when the features or utilization of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases, held for re-lease and held for sale

We review these assets for impairment when events or circumstances indicate that their carrying amount may not be recoverable. An asset held for sale is considered impaired if the carrying value exceeds the fair value less costs to sell. An asset under operating lease or held for re-lease is considered impaired when the expected undiscounted cash flow over the remaining useful life is less than the book value. Various assumptions are used when determining the expected undiscounted cash flow, including lease rates, lease terms, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the life of the asset. The determination of expected lease rates is generally based on outside publications. We use historical information and current economic trends to determine the remaining assumptions. When impairment is indicated for an asset, the amount of impairment loss is the excess of its carrying value over fair value.

Allowance for losses on receivables

The allowance for losses on receivables (valuation allowance) is used to provide for potential impairment of receivables on the balance sheet. The balance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate our valuation allowance on the basis of two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment, and (b) pools of receivables that are evaluated for impairment.

A specific receivable is reviewed for impairment when, based on current information and events, we deem it is probable that we will be unable to collect amounts that are contractually due to us. Factors considered in assessing uncollectibility include a customer’s extended delinquency, requests for restructuring and filing for bankruptcy. We record a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral.

We review the adequacy of the valuation allowance attributable to the remaining pool of receivables by assessing both the collateral exposure and the applicable default rate. Collateral exposure for a particular receivable is the excess of the carrying value over the applicable collateral value of the related asset. A receivable with an estimated collateral value in excess of the carrying value is considered to have no collateral exposure. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining portfolio term. We identify and update credit ratings for each customer in the portfolio, based on current rating agency information or our best estimates.

For each credit rating category, the collateral exposure is multiplied by an applicable historical default rate, yielding a credit-adjusted collateral exposure. Historical default rates are published by Standard & Poor’s reflecting both the customer credit rating and the weighted-average remaining portfolio term. The sum of the credit-adjusted collateral exposures generates an initial estimate of the valuation allowance for the pool of receivables. In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. We record a valuation allowance representing our best estimate within the resulting range of credit-adjusted collateral exposures, factoring in considerations of risk of individual credits, current and projected economic and political conditions, and prior loss experience.

Postemployment plans

We account for postemployment benefits, such as severance or job training, under SFAS No.112, Employer’s Accounting for Postemployment Benefits. A liability for postemployment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Note 2 – Standards Issued and Not Yet Implemented

In January 2004, FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for postretirement health care plan under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and in providing disclosures related to the plan required by SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The deferral of the accounting for the Act continues to apply until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. We have elected the deferral provided by this FSP and are evaluating the magnitude of the potential favorable impact of this FSP on our results of operations and financial position. The authoritative guidance, when issued, could require us to change our previously reported information. See Note 15 for discussion of postretirement benefits.

Note 3 – Accounting for the Impact of the September 11, 2001 Terrorist Attacks

On September 11, 2001, the U.S. was the target of severe terrorist attacks that involved the use of U.S. commercial aircraft we manufactured. These attacks resulted in a significant loss of life and property and caused major disruptions in business activities and in the U.S. economy overall.

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

For the year ended December 31, 2001, we recorded a charge in the caption ‘Impact of September 11, 2001, recoveries/ (charges)’. Of this charge, $908 was related to the Commercial Airplanes segment and $27 was related to the Other segment. During the years ended December 31, 2003 and 2002, we reassessed the impact of the events of September 11, 2001, and recorded a net reduction to expense in the caption ‘Impact of September 11, 2001, recoveries/(charges)’. These adjustments related to the Commercial Airplanes segment.

The following table summarizes the (expense)/reduction to expense recorded in the caption ‘Impact of September 11, 2001, recoveries/(charges)’ for the years ended December 31:

	2003	2002	2001

Employee severance	$3	$5	$(285)
717 forward loss			(250)
Used aircraft valuation	5	(22)	(185)
Inventory valuation			(98)
Vendor penalties	4	12	(68)
Guarantees	9	7	(49)

	$21	$2	$(935)

A description of the nature of the charges incurred as a result of the events of September 11, 2001, is listed below.

Employee severance

We incurred employment reductions resulting from the decrease in aircraft demand, which directly related to the attacks of September 11, 2001.

717 forward loss

As a result of the decrease in aircraft demand subsequent to September 11, 2001, we sharply reduced our production rate on multiple airplane programs during the fourth quarter of 2001 due to changes in the order forecast and customer delivery requirements. Although all airplane programs were affected by the events of September 11, 2001, through reduced margins on future deliveries, the 717 program was the only program in a forward loss position.

Due to a lack of firm demand for the 717 aircraft subsequent to September 11, 2001, we reduced the program quantity to 135 units from 200 units and decreased the 717 production rate from 3.5 per month to 1.0 per month. This decrease in the production rate in conjunction with its order quantity reduction significantly impacted the 717 annual revenue and cost structure. Decreasing the number of airplanes in the program quantity accelerates tooling and special equipment costs over a reduced number of units, thereby reducing the gross margin of the program. As a function of reducing the number of employees and other production disruptions, costs to be incurred for the program increased. All of these factors, which were directly attributable to the events of September 11, 2001, contributed to the program incurring an additional forward loss. The estimates for the revised December 31, 2001 accounting quantity assumed that the 717 would remain an ongoing program.

Used aircraft valuation

The events of September 11, 2001, resulted in a significant decrease in the market value of used aircraft held for resale and increased our asset purchase obligations relating to trade-in of used aircraft.

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

Guarantee commitments

We have extended certain guarantees and commitments, such as asset related guarantees, discussed in Note 19. The events of September 11, 2001, adversely impacted aircraft market prices and aircraft demand of customers who are counter parties in these guarantees.

Outstanding liabilities

As of December 31, 2003 and 2002, our outstanding liabilities attributable to the events of September 11, 2001, were $46 and $146. Of these amounts, $9 and $53 related to liabilities to be primarily settled in cash and the remaining $37 and $93 were recorded as asset impairments to reflect the decrease in the anticipated fair value of aircraft under purchase commitments.

Liabilities to be primarily settled in cash attributable to the events of September 11, 2001, as of December 31 were as follows:

	2001	Payments	Change in Estimate	2002	Payments	Change in Estimate	2003

Employee severance	$285	$(248)	$(5)	$32	$(23)	$(3)	$6
Vendor penalties	68	(44)	(12)	12	(5)	(4)	3
Guarantees	49	(33)	(7)	9		(9)

	$402	$(325)	$(24)	$53	$(28)	$(16)	$9

Ongoing assessment

We will continue to assess any adjustments to our accrued estimates that remain for the above liabilities. Any adjustments will continue to be recognized as a separate component of earnings from operations entitled ‘Impact of September 11, 2001, recoveries/(charges)’.

Note 4 – Goodwill and Acquired Intangibles

As a result of adopting SFAS No. 142 on January 1, 2002, we recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to our segments as follows: Launch and Orbital Systems $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and Air Traffic Management.

We reorganized our Military Aircraft and Missile Systems and Space and Communications segments into IDS. This reorganization triggered a goodwill impairment analysis as of January 1, 2003. Our analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the three months ended March 31, 2003 of $913 ($818 net of tax), presented separately on our Consolidated Statements of Operations. This charge related to our segments as follows: Launch and Orbital Systems $572 and Commercial Airplanes $341.

The following table reconciles net earnings, basic earnings per share and diluted earnings per share to reflect the January 1, 2002 adoption of SFAS No. 142, for the years ended December 31:

	2003	2002	2001

Net earnings:
Net earnings before cumulative effect of accounting change	$718	$2,319	$2,826
Add back: Goodwill and assembled workforce amortization, net of tax			158
Add back: Tradename amortization, net of tax			5

Adjusted net earnings before cumulative effect of accounting change	718	2,319	2,989
Cumulative effect of accounting change, net of tax		(1,827)	1

Adjusted net earnings	$718	$492	$2,990

Basic earnings per share:
Basic earnings per share before cumulative effect of accounting change	$0.90	$2.90	$3.46
Add back: Goodwill and assembled workforce amortization, net of tax			0.19
Add back: Tradename amortization, net of tax			0.01

Adjusted basic earnings per share before cumulative effect of accounting change	0.90	2.90	3.66
Cumulative effect of accounting change, net of tax		(2.28)

Adjusted basic earnings per share	$0.90	$0.62	$3.66

Diluted earnings per share:
Diluted earnings per share before cumulative effect of accounting change	$0.89	$2.87	$3.41
Add back: Goodwill and assembled workforce amortization, net of tax			0.19
Add back: Tradename amortization, net of tax			0.01

Adjusted diluted earnings per share before cumulative effect of accounting change	0.89	2.87	3.61
Cumulative effect of accounting change, net of tax		(2.26)

Adjusted diluted earnings per share	$0.89	$0.61	$3.61

The changes in the carrying amount of goodwill by reportable segment (restated for the new IDS business segments) for the year ended December 31, 2003, were as follows:

	December 31, 2002	Goodwill Adjustment (1)	New Acquisitions	Impairment Losses	December 31, 2003

Commercial Airplanes	$627	$(4)		$(341)	$282
Aircraft and Weapon Systems	317				317
Network Systems	1,124		$70		1,194
Support Systems	117				117
Launch and Orbital Systems	572			(572)
Other	3				3

	$2,760	$(4)	$70	$(913)	$1,913

(1)	The Goodwill Adjustment represents a purchase price adjustment for Commercial Airplanes.

During 2000, we acquired the space and communications and related businesses of Hughes Electronics Corporation. During the period from acquisition to the third quarter of 2001, we completed our assessment of the net assets acquired, and increased the related goodwill balance by $1,426. In determining the goodwill balance, we included receivables for claims, representing purchase price contingencies. These contingencies were resolved by a settlement in July 2003, which resulted in our receipt of payment for the claims. The settlement resolved all existing claims for purchase price adjustments, and did not result in a change to our goodwill balance.

Our finite-lived acquired intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted-Average Useful Life

Product know-how	30
Customer base	14
Developed technology	10
Other	12

The gross carrying amounts and accumulated amortization of our other acquired intangible assets were as follows at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$195	$566	$135
Product know-how	308	33	308	23
Customer base	106	22	106	14
Other	144	36	145	22

	$1,124	$286	$1,125	$194

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2003 and 2002 was $94 and $88. Amortization expense for the year ended 2001 was $302, which included goodwill and intangible amortization. Estimated amortization expense for the five succeeding years are as follows:

Estimated Amortization Expense

2004	$92
2005	89
2006	82
2007	82
2008	82

As of December 31, 2003 and 2002, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 5 – Earnings per Share

The weighted average number of shares outstanding (in millions) for the years ended December 31, used to compute earnings per share are as follows:

	2003	2002	2001

Basic weighted average shares outstanding	800.1	799.0	816.2
Dilutive securities:
Stock options	1.0	2.0	5.1
Stock units	7.8	7.4	5.7
ShareValue Trust			2.3

Diluted potential common shares	8.8	9.4	13.1

Diluted weighted average shares outstanding	808.9	808.4	829.3

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

The weighted average number of shares outstanding at December 31 (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	2003	2002	2001

Stock options	25.0	22.5	10.8
Stock units	.2	.1
Performance Shares	24.2	19.0	13.3
ShareValue Trust	41.2	40.4	39.7

Note 6 – Income Taxes

The (benefit)/provision for taxes on income consisted of the following:

Year ended December 31,	2003	2002	2001

U.S. Federal
Taxes paid or currently payable	$(1,699)	$256	$454
Change in deferred taxes	1,499	638	166

	(200)	894	620

State
Taxes paid or currently payable	(32)	(78)	80
Change in deferred taxes	64	45	38

	32	(33)	118

Income tax (benefit)/provision	$(168)	$861	$738

The following is a reconciliation of the tax derived by applying the U.S. federal statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax (benefit)/provision:

Year ended December 31,	2003	2002	2001

U.S. federal statutory tax	$192	$1,113	$1,247
Foreign Sales Corporation/ Extraterritorial Income tax benefit	(115)	(195)	(222)
Research benefit	(37)	(28)	(40)
Non-deductibility of goodwill	229		36
Federal audit settlement	(456)		(343)
Charitable contributions	(13)	(15)	(3)
Tax-deductible dividends	(14)
State income tax provision, net of effect on U.S. federal tax	21	(21)	76
Other provision adjustments	25	7	(13)

Income tax (benefit)/provision	$(168)	$861	$738

The 2003 effective income tax rate of (30.5)% varies from the federal statutory tax rate of 35%, principally due to tax benefits from federal tax refunds, Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) Exclusion tax benefits of $115, partially offset by tax charges related to the non-deductibility for tax purposes of significant portions of goodwill impairment charges. This rate also reflects tax credits, state income taxes, charitable donations and tax-deductible dividends.

The effective income tax rates for 2002 and 2001 also vary from the federal statutory tax rate principally due to FSC and ETI benefits ($195 in 2002 and $222 in 2001) and favorable resolution of certain audit issues. Offsetting these benefits are state income taxes and in 2001, the non-deductibility of certain goodwill amortization. The 2001 income tax rate also reflects a one-time benefit reflecting a settlement with the Internal Revenue Service (IRS) relating to research credit claims on McDonnell Douglas Corporation fixed price government contracts applicable to the 1986-1992 federal income tax returns.

The components of net deferred tax assets at December 31 were as follows:

	2003	2002

Deferred tax assets	$10,084	$9,024
Deferred tax liabilities	(7,110)	(4,691)
Valuation allowance	(16)	(19)

Net deferred tax assets	$2,958	$4,314

At December 31, the deferred tax assets, net of deferred tax liabilities, resulted from temporary differences associated with the following:

	2003	2002

Other comprehensive income (net of valuation allowances of $16 and $19)	$2,415	$2,316
Retiree health care accruals	2,073	1,978
Inventory and long-term contract methods of income recognition	1,735	1,785
Other employee benefits accruals	842	904
In-process research and development related to acquisitions	156	170
Net operating loss and credit carryovers	76
Pension benefit accruals	(2,826)	(2,079)
Customer and commercial financing	(1,513)	(760)

Net deferred tax assets	$2,958	$4,314

Of the deferred tax asset for net operating loss and credit carryovers, $61 expires in years ending from December 31, 2004 through December 31, 2023 and $15 may be carried over indefinitely. Income taxes have been settled with the IRS for all years through 1981, and IRS examinations have been completed through 1997. During 2003, a partial settlement was reached with the IRS for the years 1992-1997 and we received a refund of taxes and related interest of $1,095 (of which $397 represents interest). Also, in January and February 2004, we received federal tax refunds and a notice of approved refund totaling $145 (of which $40 represents interest). The refunds related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, which we merged with on August 1, 1997. The notice of approved refund related to the 1985 tax year. These events resulted in a $727 increase in net earnings for the year ended December 31, 2003. We believe adequate provision has been made for all outstanding issues for all open years.

Net income tax (refunds)/payments were $(507), $(49) and $1,521 in 2003, 2002 and 2001, respectively.

Note 7 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2003	2002

U.S. Government contracts	$2,493	$2,860
Commercial and customers	866	1,478
Other	1,251	780
Less valuation allowance	(95)	(111)

	$4,515	$5,007

The following table summarizes our accounts receivable under U.S. Government contracts that were not billable or related to outstanding claims as of December 31:

	2003	2002

Unbillable
Current	$287	$340
Expected to be collected after one year	289	482

	$576	$822

Claims
Current	$2	$7
Expected to be collected after one year	23	31

	$25	$38

Unbillable receivables on U.S. Government contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.

As of December 31, 2003 and 2002, other accounts receivable included $602 and $474 of reinsurance receivables relating to Astro Ltd., a wholly-owned subsidiary, that operates as a captive insurance company. Currently, Astro Ltd. insures aviation liability, workers compensation, general liability, property, as well as various other smaller risk liability insurances.

As of December 31, 2003 and 2002, amounts due to us pending contract completion amounted to $68 and $195.

Note 8 – Inventories

Inventories at December 31 consisted of the following:

	2003	2002

Long-term contracts in progress	$10,117	$9,790
Commercial aircraft programs	6,448	7,379
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,707	2,713

	19,272	19,882
Less advances and progress billings	(13,934)	(13,698)

	$5,338	$6,184

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2003 the value of completed but unsold aircraft in inventory was insignificant. As of December 31, 2002 these aircraft were valued at $246. Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of December 31, 2003 and 2002.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 represent deferred production costs. As of December 31, 2003 and 2002, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

	2003	2002

Deferred production costs	$837	$785
Unamortized tooling	582	709

During the years ended December 31, 2003 and 2002, we purchased $746 and $706 of used aircraft. Used aircraft in inventory totaled $819 and $506 as of December 31, 2003 and 2002.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases, or finance the sale of new aircraft with a short-term note receivable. The net change in the carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $144 and $139 as of December 31, 2003 and 2002, and resulted in a decrease to Inventory and an offsetting increase to Customer and commercial financing. These changes in the Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Consolidated Statements of Cash Flows.

The U.S. Government is currently reviewing the USAF proposal for the purchase/lease combination of 100 767 Tankers. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2004. In order to meet the USAF’s proposed schedule for delivery of 100 767 Tankers, we have incurred significant development costs and inventoriable contract costs. These inventoriable costs are being deferred based on our assessment that it is probable the contract will be received. As of December 31, 2003, the Commercial aircraft programs and Long-term contracts in progress categories above contained $113 (Commercial Airplanes) and $35 (IDS) related to the USAF tanker inventoriable precontract costs.

Note 9 – Customer and Commercial Financing

Commercial equipment consists of executive aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment, which we believe has adequate collateral value.

Customer and commercial financing assets at December 31 consisted of the following:

	2003	2002

Aircraft financing
Notes receivable	$2,289	$2,036
Investment in sales-type/financing leases	4,022	3,529
Operating lease equipment, at cost, less accumulated depreciation of $647 and $553	4,628	4,353
Commercial equipment financing
Notes receivable	824	918
Investment in sales-type/financing leases	724	880
Operating lease equipment, at cost, less accumulated depreciation of $108 and $99	916	837
Less valuation allowance	(452)	(342)

	$12,951	$12,211

Interest rates on fixed-rate notes ranged from 5.30% to 14.68%, and effective interest rates on variable-rate notes ranged from 1.55% to 15.11%.

The change in the valuation allowance for the years ended December 31, 2003 and 2002, consisted of the following:

Valuation Allowance

Beginning balance – January 1, 2002	$(142)
Charge to costs and expenses	(219)
Reduction in customer and commercial financing assets	19

Ending balance – December 31, 2002	(342)
Charge to costs and expenses	(232)
Reduction in customer and commercial financing assets	122

Ending balance – December 31, 2003	$(452)

During the years ended December 31, 2003 and 2002, $41 and $39 were recorded to increase the valuation allowance due to the normal growth of the customer financing portfolio. However, during the years ended December 31, 2003 and 2002, an additional pre-tax expense of $191 and $180 was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessments of the adequacy of customer financing reserves.

The valuation allowance includes amounts recorded either as specific impairment allowances on receivables or general valuation allowances. As of December 31, 2003 and 2002, carrying amounts of impaired receivables were $1,706 and $1,367. Specific impairment allowances for losses of $141 and $50 were allocated to $535 and $146 of impaired receivables as of December 31, 2003 and 2002. Remaining allowance balances of $311 and $292 were recorded as general valuation allowances as of December 31, 2003 and 2002.

The average recorded investment in impaired receivables as of December 31, 2003 and 2002 was $1,758 and $277. Income recognition is generally suspended for receivables at the date when full recovery of income and principal becomes doubtful. Income recognition is resumed when receivables become contractually current and performance is demonstrated by the customer. The amount of interest income recognized on such receivables during the period in which they were considered impaired was $113, $24 and $7 for the years ended December 31, 2003, 2002 and 2001, of which $116, $17 and $4 was recognized on a cash basis, respectively.

During 2003, we recorded charges related to customer financing activities of $129 in earnings from operations, which includes impairment charges of $108 ($103 recorded by BCC) and $21 of charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. During 2002, we recognized charges of $117 related to customer financing activities, of which $66 related to the return of 24 717s by AMR Corporation. During 2001, impairment charges were not significant.

The components of investment in sales-type/financing leases at December 31 were as follows:

	2003	2002

Minimum lease payments receivable	$5,869	$6,183
Estimated residual value of leased assets	1,073	1,302
Unearned income	(2,197)	(3,098)
Deferred initial direct costs	1	22

	$4,746	$4,409

Aircraft financing is collateralized by security in the related asset; historically, we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717, and MD-11 model aircraft that have valuation or market exposure. As of December 31, 2003 and 2002, sales-type/financing leases and operating leases attributable to aircraft financing included $1,378 and $1,175 attributable to 757 model aircraft ($511 and $356 accounted for as operating leases), $2,109 and $1,858 attributable to 717 model aircraft ($467 and $597 accounted for as operating leases) and $895 and $835 attributable to MD-11 model aircraft ($732 and $695 accounted for as operating leases).

Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2003. During 2003, BCC completed a restructuring of United Airlines’ (United) aircraft loans and leases. United accounted for $1.2 billion (12% and 14%) of our aircraft financing portfolio at December 31, 2003 and 2002. During 2003, BCC agreed to restructure certain outstanding leases with American Trans Air Holdings Corp. (ATA) by extending terms and deferring a portion of its rent payments for a limited period of time. ATA accounted for $743 and $611 (7% and 7%) of our aircraft financing portfolio at December 31, 2003 and 2002. The terms of the restructured leases did not result in a charge to the valuation allowance. In addition to the customers discussed above, some other customers have requested a restructuring of their transactions. BCC has not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows or financial position.

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of December 31, 2003 and 2002, aircraft financing operating lease equipment included $270 and $786 of equipment available for re-lease. As of December 31, 2003 and 2002, commercial operating lease equipment included $46 and $23 of equipment available for re-lease. As of December 31, 2003, we had firm lease commitments for $122 of this equipment.

During 2002, AMR Corporation returned 24 717s to us that were recorded as operating leases. AirTran Holdings, Inc. (AirTran) signed an agreement with us in 2002 to lease the remaining 22 of the 717s. During 2002, two of the returned aircraft were placed out on operating lease. During 2003, the remaining aircraft were delivered and recorded as sales-type/financing leases upon delivery.

See Note 20 for a discussion regarding the creditworthiness of counterparties in customer and commercial financing arrangements.

Scheduled payments on customer and commercial financing are as follows:

Year	Principal Payments on Notes Receivable	Sales-Type/ Financing Lease Payments Receivable	Operating Lease Payments Receivable

2004	$331	$598	$559
2005	338	509	527
2006	332	452	460
2007	309	506	388
2008	262	376	315
Beyond 2008	1,572	2,891	1,248

Customer and commercial financing assets we leased under capital leases and have been subleased to others totaled $325 and $533 as of December 31, 2003 and 2002.

Note 10 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2003	2002

Land	$457	$461
Buildings	9,171	9,081
Machinery and equipment	10,824	11,105
Construction in progress	943	837

	21,395	21,484
Less accumulated depreciation	(12,963)	(12,719)

	$8,432	$8,765

Depreciation expense was $1,005, $1,094 and $1,140 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $61, $71 and $72 for the years ended December 31, 2003, 2002 and 2001, respectively.

Rental expense for leased properties was $429, $519 and $318 for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating and capital leases with initial or remaining terms of one year or more aggregated $1,743 and $84 for the year ended December 31, 2003. Payments, net of sublease amounts, due during the next five years are as follows:

	2004	2005	2006	2007	2008

Operating leases	$273	$221	$213	$181	$142
Capital leases	29	12	8	7	6

Note 11 – Investments

Joint ventures and other investments

All investments are recorded in other assets. As of December 31, 2003 and 2002, other assets included $98 and $124 attributable to investments in joint ventures. We also held other non-marketable securities of $63 and $103 at December 31, 2003 and 2002.

The principal joint venture arrangements are United Space Alliance; HRL Laboratories, LLC; APB Winglets Company, LLC; BATA Leasing, LLC (BATA); and Sea Launch. We have a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. We are entitled to 33% of the earnings from HRL Laboratories, LLC, which conducts applied research in the electronics and information sciences; and creates new products and services for space, telecommunications, defense and automotive applications. We have a 45% ownership of APB Winglets Company, LLC, which was established for the purposes of designing, developing, manufacturing, installing, certifying, retrofitting, marketing, selling, and providing after-sales support with respect to winglets for retrofit aircraft.

We have a 50% partnership with ATA in BATA, which was established to acquire aircraft and market and lease the aircraft to third-parties. As of December 31, 2002, the carrying value was $19. During 2003, we finalized an amendment to the partnership, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated in our financial statements.

The Sea Launch venture, in which we are a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture had three successful launches in 2003. Our investment in this venture as of December 31, 2003 and 2002, is reported at zero, which reflects the recognition of losses reported by Sea Launch in prior years. The venture incurred losses in 2003, 2002 and 2001, due to the relatively low volume of launches, reflecting a depressed commercial satellite market. We have financial exposure with respect to the venture, which relates to guarantees by us provided to certain Sea Launch creditors, performance guarantees provided by us to a Sea Launch customer and financial exposure related to advances and other assets reflected in the consolidated financial statements.

During 2003, we recorded a charge of $55 related to Resource 21, a partnership entered into with another party several years ago to develop commercial remote sensing and ground monitoring. The charge resulted from a decision by NASA to not award an imagery contract to Resource 21. During 2003, we also recorded adjustments to equity investments in Ellipso, SkyBridge and Teledesic resulting in the net write down of $27.

During 2002, a $100 impairment charge was recorded to write off a cost-method investment in Teledesic, LLC, which stopped work on its satellite constellation and announced its intent to reduce staff. In addition, we recorded a $48 impairment charge related to our BATA Leasing, LLC, joint venture investment. This charge was our share of the adjustment to estimated fair market value for the joint venture’s 727 aircraft.

Investments in debt and equity securities

Investments consisted of the following at December 31:

	2003				2002

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$4	$7		$11	$5	$4		$9
Debt	20	1		21	4			4
Held-to-Maturity(1)
Debt(2)	453		$57	396	490		$239	251

	$477	$8	$57	$428	$499	$4	$239	$264

(1)	The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements.
(2)	These debt securities have been in a continuous unrealized loss position for 12 months or longer.

Included in held-to-maturity investments carried at amortized cost as of December 31, 2003 and 2002, were $412 and $455 of Enhanced Equipment Trust Certificates (EETCs). EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. BCC participates in several EETCs as an investor. Our EETC investments are related to customers we believe have less than investment-grade credit.

Due to the commercial aviation market downturn, these EETC investments have been in a continuous unrealized loss position for twelve months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the strength of the underlying collateral to the securities, the duration of the maturity, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

Also included in held-to-maturity investments carried at amortized cost as of December 31, 2003 and 2002, were $41 and $35 of investments in preferred stock that have been in a continuous unrealized loss position for approximately three years. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the duration of the maturity, and both internal and third-party credit reviews and analyses of the counterparty, a major domestic airline. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the debt securities.

During 2002, we recorded an impairment of $79 related to one of BCC’s long-held investments in equipment trust certificates (ETCs) secured by aircraft on lease to United, which is recorded in cost of products and services. This debt investment was classified as held-to-maturity and had declined in value for a period that was determined to be other-than-temporary.

Maturities of debt securities at December 31, 2003, were as follows:

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less
Due from 1 to 5 years	$20	$21	$324	$284
Due from 5 to 10 years			60	51
Due after 10 years			69	61

	$20	$21	$453	$396

As of December 31, 2003 and 2002, $14 and $13 of unrealized loss was recorded in accumulated other comprehensive income related to debt securities that were reclassified from available-for-sale to held-to-maturity at their fair values. The unrealized loss will be amortized to earnings over the remaining life of each security.

During 2002, $40 ($25 net of tax) of unrealized loss was re-classified from accumulated other comprehensive income to other income due to other than temporary impairments of available-for-sale investments. There were no other than temporary impairments recognized in 2003.

Note 12 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2003	2002

Accounts payable	$3,822	$4,431
Accrued compensation and employee benefit costs	2,930	2,876
Pension liabilities	1,138	1,177
Product warranty liabilities	825	898
Lease and other deposits	316	280
Dividends payable	143	143
Other	4,389	3,934

	$13,563	$13,739

Accounts payable included $289 and $301 as of December 31, 2003 and 2002, attributable to checks written but not yet cleared by the bank.

The Other category in the table above contains $668 and $558 at December 31, 2003 and 2002, related to our wholly-owned captive insurance agencies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,233 and $1,519 at December 31, 2003 and 2002, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable. The Other category included forward loss recognition related to launch and satellite contracts of $1,096 and $267 at December 31, 2003 and 2002.

As of December 31, 2003 and 2002, the Other category included $46 and $146 attributable to the special charges due to the events of September 11, 2001, described in Note 3. The Other category also included $111 as of December 31, 2003 related to vendor penalties as a result of our decision in 2003 to end production of the 757 program.

Note 13 – Deferred Lease Income

During 2003, we delivered four 767-model aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd (TRM). TRM was established in the second quarter of 2003 in order to provide financing and arrange for a total of five 767-model aircraft to be leased to Japan Airlines. The leases are accounted for as operating leases each with a term of seven years. We have provided financing of approximately $34 related to the four aircraft delivered to date, which in combination with our partial ownership of TRM, has caused us to retain substantial risk of ownership in the aircraft. As a result, we recognize rental income over the term of the lease. As of December 31, 2003, the present value of the remaining deferred lease income was $318, discounted at a rate of 5.0%.

During 2001, we delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years or return the aircraft. Concurrent with the negotiation of this lease, we, along with UKRAF, arranged to assign the contractual lease payments to an independent financial institution. We received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to us. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of December 31, 2003 and 2002, the balance of $457 and $542 represented the present value of the remaining deferred lease income.

Note 14 – Debt

Debt consisted of the following:

	December 31, 2003	December 31, 2002

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.270%–5.790% notes due through 2013	$84	$50
Senior debt securities
1.760%–7.375% due through 2013	5,476	5,006
Senior medium-term notes
1.380%–7.640% due through 2023	2,240	3,113
Euro medium-term notes
2.020%–3.410% due through 2004	61	51
Subordinated notes
3.630%–8.310% due through 2012	24	24
Capital lease obligations
1.710%–7.350% due through 2015	329	362
Retail notes
3.150%–6.750% due through 2017	874	487
Commercial paper securitized due 2009	89	299
Commercial paper		73

Subtotal Boeing Capital Corporation debt	$9,177	$9,465

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$538	$566
Unsecured debentures and notes
300, 6.350% due Jun. 15, 2003		300
200, 7.875% due Feb. 15, 2005	202	203
199, 0.000% due May 31, 2005*	185	174
300, 6.625% due Jun. 1, 2005	298	297
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	348
600, 5.125% due Feb. 15, 2013	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	249	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.060%– 7.460% due through 2006	45	60
Capital lease obligations due through 2005	70	337
Other notes	100	165

Subtotal other Boeing debt	$5,266	$4,938

Total debt	$14,443	$14,403

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.

**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

Maturities of long-term debt for the next five years are as follows:

	2004	2005	2006	2007	2008

BCC	$1,045	$1,067	$1,272	$1,331	$735
Other Boeing	99	749	484	38	26

	$1,144	$1,816	$1,756	$1,369	$761

We have $4,000 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $873, $801 and $730 for the years ended December 31, 2003, 2002 and 2001, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $767, $720 and $587 for the same periods. We continue to be in full compliance with all covenants contained in our debt agreements.

Short-term debt and current portion of long-term debt consisted of the following:

	At December 31, 2003		At December 31, 2002

	Consolidated Total	BCC Only	Consolidated Total	BCC Only

Commercial Paper conduit	$15	$15	$30	$30
Senior medium-term	921	896	915	900
Unsecured debentures and notes			300
Subordinated notes	20	20
Commercial Paper			73	73
Capital lease obligations	88	49	437	143
Non-recourse debt and notes	34	4	35	7
Euro medium-term notes	61	61
Other notes	5		24

	$1,144	$1,045	$1,814	$1,153

At December 31, 2003 and 2002, BCC had borrowings under its commercial paper program totaling $0 and $73 (excluding Commercial Paper conduit). The weighted average interest rate on short-term borrowings at December 31, 2002 was 2.8%.

Financing activities

On February 16, 2001, BCC filed a public shelf registration of $5,000 with the Securities and Exchange Commission (SEC), which was declared effective on February 26, 2001. As of December 31, 2003, BCC had received proceeds from the issuance of $3,250, in aggregate, of senior notes. Effective October 31, 2001, BCC allocated $1,000 to the Series XI medium-term note program. Effective June 20, 2002, the remaining $750 under the shelf registration was allocated to this program. At December 31, 2003, an aggregate amount of $402 remains available under the Series XI medium-term program for potential debt issuance.

On May 24, 2001, American Airlines issued EETCs, and we received, through BCC, proceeds attributable to monetization of lease receivables associated with 32 MD-83 aircraft owned by BCC and on lease to American Airlines. These borrowings of $538 and $566 as of December 31, 2003 and 2002, are non-recourse to us and are collateralized by the aircraft. The effective interest rates range from 6.82% to 7.69%. BCC accounts for this transaction as a leveraged lease, therefore, this debt balance is netted against the BCC sales-type/financing lease assets.

On February 22, 2002, BCC filed a public shelf registration of $5,000 with the SEC, which was declared effective on March 4, 2002. BCC allocated $1,000 to establish a new retail medium-term note program involving the sale of notes with a minimum denomination of one thousand dollars. At December 31, 2003, an aggregate amount of $3,019, of which $119 is retail notes, remains available for potential debt issuance.

On June 6, 2002, BCC established a $1,500 Euro medium-term note program. At December 31, 2003, an aggregate amount of $1,440 remains available for potential debt issuance.

On September 13, 2002, we filed a public shelf registration of $1,000 with the SEC, which was declared effective on September 20, 2002. On February 11, 2003, we received proceeds from the issuance of $1,000 of unsecured notes. This issuance was made up of two offerings; $600, 5.125% note due 2013, and $400, 6.125% note due 2033.

On December 23, 2003, we put in place a support agreement in which we commit to maintain certain financial metrics at BCC.

At December 31, 2003, $283 of BCC senior debt was collateralized by portfolio assets and underlying equipment totaling $470. The debt consists of the 1.71% to 5.79% notes due through 2015 and the 1.69% commercial paper securitized debt due through 2009.

Note 15 – Postretirement Plans

We have various pension plans covering substantially all employees. We fund all our major pension plans through trusts. The key objective of holding pension funds in a trust is to satisfy the retirement benefit obligations of the pension plans. Pension assets are placed in trust solely for the benefit of the pension plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long term with the growth of obligations for future benefit payments.

We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage.

Obligations and funded status

The following table reconciles the funded status of both pensions and the other postretirement benefits (OPB), principally retiree health care, to the balance on the Consolidated Statements of Financial Position. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans. Both the PBO and APBO include the estimated present value of future benefits that will be paid to plan participants, based on expected future salary growth and employee services rendered through the measurement date. We use a measurement date of September 30 for our pension and OPB plans.

	Pensions		Other Postretirement Benefits

At September 30,	2003	2002	2003	2002

Change in benefit obligation
Beginning balance	$35,971	$32,693	$8,308	$6,800
Service cost	753	703	162	133
Interest cost	2,319	2,261	533	471
Plan participants’ contributions	12	13
Amendments	114	204	(470)	(63)
Actuarial loss	2,937	2,273	583	1,464
Acquisitions/dispositions, net	(34)	(13)
Settlement/curtailment	(2)	(90)	(9)	(57)
Benefits paid	(2,139)	(2,073)	(490)	(440)

Ending balance	$39,931	$35,971	$8,617	$8,308

Change in plan assets
Beginning balance at fair value	$28,834	$33,810	$48	$39
Acquisitions/dispositions, net	(34)	(20)
Actual return on plan assets	4,728	(3,273)	5
Company contribution	1,728	340	16	16
Plan participants’ contributions	12	13
Benefits paid	(2,100)	(2,037)	(11)	(7)
Exchange rate adjustment	41	1

Ending balance at fair value	$33,209	$28,834	$58	$48

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less than projected benefit obligation	$(6,722)	$(7,137)	$(8,559)	$(8,260)
Unrecognized net actuarial loss	13,430	11,952	3,373	2,980
Unrecognized prior service costs	1,376	1,442	(745)	(338)
Unrecognized net transition asset		(1)
Adjustment for fourth quarter contributions	12	8	126	120

Net amount recognized	$8,096	$6,264	$(5,805)	$(5,498)

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$8,542	$6,671
Intangible asset	692	770
Accumulated other comprehensive (income)/loss	6,629	6,271
Accounts payable and other liabilities	(1,138)	(1,177)	$(60)	$(64)
Accrued retiree health care			(5,745)	(5,434)
Accrued pension plan liability	(6,629)	(6,271)

Net amount recognized	$8,096	$6,264	$(5,805)	$(5,498)

At December 31, 2003 and 2002, accounts payable and other liabilities included $60 and $64 of estimated claims payable for the OPB plans. Claims payable estimates include a liability for claims that were incurred during the reporting period, including those that have been reported by participants, as well as those that have not yet been reported by participants by the end of the period. The increase in the minimum pension liability included in other comprehensive income was $358 and $5,716 at December 31, 2003 and 2002.

The accumulated benefit obligation (ABO) for all pension plans was $36,145 and $32,791 at September 30, 2003 and 2002. All major pension plans but one have ABOs that exceed plan assets. The following table shows the key information for plans with ABO in excess of plan assets.

At September 30,	2003	2002

Projected benefit obligation	$26,318	$25,122
Accumulated benefit obligation	25,060	23,729
Fair value of plan assets	21,549	19,709

Components of net periodic benefit (income)/cost were as follows:

Year ended December 31,	2003	2002	2001

Components of net periodic benefit income-pensions
Service cost	$753	$703	$591
Interest cost	2,319	2,261	2,187
Expected return on plan assets	(3,403)	(3,558)	(3,452)
Amortization of net transition asset	(1)	(3)	(26)
Amortization of prior service costs	169	160	150
Recognized net actuarial (gain)/loss	83	(35)	(370)
Settlement/curtailment	13	68

Net periodic benefit income-pensions	$(67)	$(404)	$(920)

Year ended December 31,	2003	2002	2001

Components of net periodic benefit cost-OPB
Service cost	$162	$133	$132
Interest cost	533	472	478
Expected return on plan assets	(5)	(4)	(3)
Amortization of prior service costs	(61)	(57)	(69)
Recognized net actuarial loss	175	82	60
Settlement/curtailment	2	(27)

Net periodic benefit cost-OPB	$806	$599	$598

Assumptions

At September 30,	2003	2002	2001	2000

Weighted average assumptions
Discount rate: pension and OPB	6.00%	6.50%	7.00%	7.75%
Expected return on plan assets	8.75%	9.00%	9.25%	9.25%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

We determine the discount rate each year as of the measurement date, based on a review of interest rates associated with long-term high quality corporate bonds. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. The pension and OPB plans have the same discount rate for all periods presented.

The pension fund’s expected return on assets assumption is derived from an extensive study conducted by our trust investment group and its actuaries on a periodic basis. The study includes a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the appropriate investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/ cost for the upcoming plan year.

At September 30,	2003	2002

Assumed health care cost trend rates
Health care cost trend rate assumed next year	10.00%	12.00%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2009	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage Point Increase	1-Percentage Point Decrease

Effect on postretirement benefit obligation	$791	$(691)
Effect on total of service and interest cost	78	(66)

Plan Assets

Pension assets totaled $33,209 and $28,834 at September 30, 2003 and 2002. Pension assets are allocated with a goal to achieve diversification between and within various asset classes. Pension investment managers are retained with a specific investment role and corresponding investment guidelines. Investment managers have the ability to purchase securities on behalf of the pension trusts, and several of them have permission to invest in derivatives, such as equity or bond futures. Derivatives are sometimes used by the pension plans to achieve the equivalent market exposure of owning a security or to rebalance the total portfolio to the target asset allocation. Derivatives are more cost-effective investment alternatives when compared to owning the corresponding security. In the instances in which derivatives are used, cash balances must be maintained at a level equal to the notional exposure of the derivatives.

The actual allocations for the pension assets as of September 30, 2003 and 2002, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at September 30,

Asset Category	2003	2002	Target Allocation

Equity	55%	58%	56%
Debt	38	34	28
Real estate	3	3	7
Other	4	5	9

	100%	100%	100%

Actual allocation percentages will vary from target allocation percentages based on short-term fluctuations in cash flows due to contributions made on or near September 30 and benefit payments.

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Equity includes our common stock in the amounts of $1,102 (3.3% of plan assets) and $1,096 (3.8% of plan assets) at September 30, 2003 and 2002. Equity derivatives based on net notional amounts was insignificant.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. Government agency securities, corporate bonds and commercial paper; cash equivalents; investments in bond derivatives such as bond futures, options, swaps and currency forwards; and redeemable preferred stock and convertible debt. Debt includes $1,175 in cash we contributed on September 30, 2003. Subsequently, these funds were allocated to equity and debt in accordance with the asset allocation needs at the time. Bond derivatives based on net notional amounts totaled 1.9% and 1.3% of plan assets at September 30, 2003 and 2002.

Most of the trusts’ investment managers, who invest in debt securities, invest in “To-Be-Announced” mortgage-backed securities (TBA). A TBA represents a contract to buy or sell mortgage-backed securities to be delivered at a future agreed upon date. TBAs are deemed economically equivalent to purchasing mortgage-backed securities outright, but are often more attractively priced in comparison to traditional mortgage-backed securities. If the investment manager wishes to maintain a certain level of investment in TBA securities, the manager will sell them prior to settlement and buy new TBAs for another future settlement; this approach is termed “rolling”. Most of the TBA securities held were related to TBA roll strategies. Debt included $1,936 and $2,348 related to TBA securities at September 30, 2003 and 2002.

Real estate includes investments in private real estate investments. Other currently includes investments in various private equity partnerships.

We also hold $58 in trust fund assets for other postretirement benefit plans. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations will be approximately $100 in 2004. However, we are evaluating a discretionary contribution to our plans in the range of $1.0 billion (pre-tax) during the first quarter of 2004, and will consider making additional contributions later in the year. We expect to contribute approximately $20 to our other postretirement benefit plans in 2004.

Estimated Future Benefit Payments

The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other postretirement benefits payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2004	$2,284	$506
2005	2,327	548
2006	2,343	588
2007	2,395	626
2008	2,454	652
2009-2013	13,384	3,561

Termination Provisions

Certain of the pension plans provide that, in the event there is a change in control of the Company which is not approved by the Board of Directors and the plans are terminated within five years thereafter, the assets in the plan first will be used to provide the level of retirement benefits required by ERISA, and then any surplus will be used to fund a trust to continue present and future payments under the postretirement medical and life insurance benefits in our group insurance benefit programs.

We have an agreement with the U.S. Government with respect to certain pension plans. Under the agreement, should we terminate any of the plans under conditions in which the plan’s assets exceed that plan’s obligations, the U.S. Government will be entitled to a fair allocation of any of the plan’s assets based on plan contributions that were reimbursed under U.S. Government contracts. Also, the Revenue Reconciliation Act of 1990 imposes a 20% non-deductible excise tax on the gross assets reverted if we establish a qualified replacement plan or amend the terminating plan to provide for benefit increases; otherwise, a 50% tax is applied. Any net amount we retain is treated as taxable income.

401(k)

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans and an unfunded plan for unused sick leave. The provision for these defined contribution plans was $464, $448 and $452 in 2003, 2002 and 2001, respectively.

Note 16 – Share-Based Compensation

The ‘Share-based plans expense’ caption on the Consolidated Statements of Operations represents the total expense we recognized for all our plans that are payable only in stock. These plans are described below.

The following summarizes share-based expense for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001

Performance Shares	$316	$295	$227
ShareValue Trust	71	71	72
Stock options, other	69	81	79

	$456	$447	$378

Certain deferred stock compensation plans are reflected in general and administrative expense. We had issued 7,828,212 stock units as of December 31, 2003, that are convertible to either stock or a cash equivalent, of which 6,991,476 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance. The (increase)/reduction in expense related to deferred stock compensation was $(68), $42 and $163 in 2003, 2002 and 2001, respectively.

Performance Shares

Performance Shares are stock units that are convertible to common stock contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains a price equal to 161.0% of the stock issue price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 184.2%, 192.5% and 201.1% of the stock price at the date of award, the cumulative portion of awarded Performance Shares convertible to common stock are 40%, 55%, 75%, 100% and 125%, respectively. Performance Shares awards not converted to common stock expire five years after the date of the award; however, the Compensation Committee of the Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if our total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

Beginning with our 2003 grants, all new Performance Shares awarded are subject to different terms and conditions from those previously reported. If at any time up to five years after award the stock price reaches and maintains for twenty consecutive days a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120% and 125%, the cumulative portion of awarded shares convertible to common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120% and 125%, respectively. Performance Share awards not converted to common stock expire five years after the date of the award. In the event all stock price hurdles have not been met, at the end of the performance period, unvested shares may vest based on our Total Shareholder Return (TSR) performance relative to the S&P 500. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of our TSR relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) our total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the five-year Treasury Bill rate at the start of the five-year period.

No Performance Share awards were converted to common stock or deferred stock units in 2003, 2002 or 2001. In January 2004, our stock price met the 40% cumulative growth rate level for grants made in 2003. Accordingly, 15% of the 2003 Performance Shares awarded were converted to common stock.

The following table summarizes information about Performance Shares outstanding at December 31, 2003, 2002 and 2001, respectively.

(Shares in thousands)			Performance Shares Outstanding

Grant Date	Expiration Date	Issue Price	2003	2002	2001

2/23/98	2/23/03	$50.69		3,572	3,528
2/22/99	2/22/04	36.25	1,163	1,155	1,142
2/28/00	2/28/05	37.00	2,294	2,286	2,262
10/09/00	2/28/05	37.00	574	576	578
2/26/01	2/26/06	62.76	5,782	5,810	5,797
2/25/02	2/25/07	44.94	5,540	5,643
2/24/03	2/24/08	30.27	8,843

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2003, the Trust held 41,203,693 shares of our common stock, split equally between two funds, “fund 1” and “fund 2.” If on June 30, 2004, the market value of fund 2 exceeds $913 (the threshold representing a 3% per annum rate of return), the amount in excess of the threshold will be distributed to employees. The June 30, 2004, market value of fund 2 after distribution (if any) will be the basis for determining any potential distribution on June 30, 2008. Similarly, if on June 30, 2006, the market value of fund 1 exceeds $1,004, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to us.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.

Stock options

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of ours or our subsidiaries and contract employees. Under the terms of the plan, 64 million shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007. As of December 31, 2003, no SARs have been granted under the 1997 Plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of ours or our subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of ours or our subsidiaries. No further grants may be awarded under these three plans.

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan will permit awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives. The aggregate number of shares of Boeing stock available for issuance under the 2003 Plan will not exceed 30 million and no participant may receive more than 2,000,000 shares in any one calendar year. Under the terms of the 2003 plan, no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. A summary of the principal features is provided in our 2003 Proxy Statement. As of December 31, 2003, no awards have been granted under the 2003 Plan.

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant.

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	2003		2002		2001

(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Number of shares under option:
Outstanding at beginning of year	28,668	$44.01	28,186	$42.97	27,904	$40.58
Granted	2,507	33.72	2,745	40.69	2,812	56.94
Exercised	(932)	32.64	(1,998)	24.47	(2,316)	30.58
Canceled or expired	(1,325)	55.20	(265)	46.17	(214)	48.13

Outstanding at end of year	28,918	43.68	28,668	44.01	28,186	42.97

Exercisable at end of year	21,803	44.19	20,384	42.75	19,416	39.45

As of December 31, 2003, 5,997,572 shares were available for grant under the 1997 Plan, and 3,465,168 shares were available for grant under the Incentive Compensation Plan.

The following table summarizes information about stock options outstanding at December 31, 2003 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price

$10 to $19	1,222.7		$14.41	1,222	$14.41
$20 to $29	2,075	2.35	24.31	1,719	23.37
$30 to $39	5,656	6.95	37.42	2,838	39.06
$40 to $49	8,716	5.4	42.04	6,311	42.10
$50 to $59	11,001	4.8	54.64	9,562	54.33
$60 to $69	248	7.2	63.77	151	63.87

	28,918			21,803

We have determined the weighted average fair values of stock-based arrangements granted, including ShareValue Trust, during 2003, 2002 and 2001 to be $13.76, $16.78 and $21.35, respectively. The fair values of stock-based compensation awards granted and of potential distributions under the ShareValue Trust arrangement were estimated using a binomial option-pricing model with the following assumptions:

	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate

2003	9/29/03	9 years	31%	1.1%	4.1%

2002	7/19/02	9 years	30%	1.1%	4.5%

2001	7/20/01	9 years	23%	1.1%	5.1%

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 1,910,293, 1,823,591 and 1,597,343 as of December 31, 2003, 2002 and 2001, respectively.

Note 17 – Shareholders’ Equity

In December 2000, a stock repurchase program was authorized by our Board of Directors, authorizing the repurchase of up to 85 million shares of our stock. We did not repurchase any shares during the years ended December 31, 2003 and 2002. During 2001, we repurchased 40,734,500 shares.

Twenty million shares of authorized preferred stock remain unissued.

Note 18 – Derivative Financial Instruments

Derivative and hedging activities

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

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2003, 2002 and 2001.

We also hold forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. As of March 31, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment.

As a result, during the three months ended March 31, 2003, we recognized a pre-tax charge of $21. For the years ended December 31, 2003 and 2002, ineffectiveness losses of $1 and $8 were recorded in interest expense related to the forward-starting interest rate swaps. Ineffectiveness was insignificant for the year ended December 31, 2001.

For the years ended December 31, 2003, 2002 and 2001, $13, $5 and $1 of gains related to the basis adjustment of certain terminated interest rate swaps and forward-starting interest rate swaps were amortized to earnings, respectively. During the next twelve months, we expect to amortize a $16 gain, from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships, to earnings.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003 and 2002, net (gains)/losses of $(7) ($(5) net of tax) and $74 ($47 net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2003, 2002 and 2001. For the years ended December 31, 2003, 2002 and 2001, losses of $20, $46 and $14 (net of tax) were reclassified to cost of products and services. During the next year, we expect to reclassify to cost of products and services a gain of $9 (net of tax).

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the years ended December 31, 2003, 2002 and 2001, these non-hedging instruments resulted in gains of $38, $25 and $15, respectively.

Note 19 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, ETC investments, and product warranties.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. During 2003, the fair value of guarantees we issued was not material.

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

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$5,564	$5,564
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18
*	Amounts included in accounts payable and other liabilities

As of December 31, 2002	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$4,801	$4,801
Trade-in commitments	2,452	2,296	$156
Asset-related guarantees	486	378	17
Credit guarantees related to the Sea Launch venture	535	186	200
Other credit guarantees	245	72	19
Equipment trust certificates	182	101
Performance guarantees	57		1
*	Amounts included in accounts payable and other liabilities

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft for the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Contingent repurchase commitments and trade-in commitments are now included in our guarantees discussion based on our current analysis of the underlying transactions. Based on our historical experience, we believe that very few, if any, of our outstanding contingent repurchase commitments will ultimately become trade-in commitments.

Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure included in accounts payable and other liabilities in the tables above is related to item (2) above.

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management.

We have issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 15 years.

We have issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. Some of these guarantees are also collateralized by certain assets of the venture. During 2003, we increased the estimated value of proceeds from recourse reflected in the above table, based on our updated analysis of substantive guarantees from other partners. In addition, we have issued credit guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 12 years.

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below levels specified in these agreements. These obligations would cease if United were to default on its interest payments to the trust. These guarantees will expire within the next 13 years.

As of December 31, 2002, we had certain obligations to investors in the trusts, which requires funding to the trust to cover interest due to such investors resulting from an event of default by United. In the event of funding, we receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 to the trust perfecting its collateral position and terminating its liquidity obligation. The trust currently has collateral value that significantly exceeds the amount due to us.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire within the next 14 years.

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three- to four-year standard warranty for systems, accessories, equipment, parts and software manufactured by us or manufactured to certain standards under our authorization. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are included in the program’s estimate at completion (EAC) and expensed as aircraft are delivered. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segment principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2003 and 2002.

Product Warranty Liabilities*

Beginning balance-January 1, 2002	$1,012
Additions for new warranties	139
Reductions for payments made	(289)
Changes in estimates	36

Ending balance-December 31, 2002	898
Additions for new warranties	155
Reductions for payments made	(250)
Changes in estimates	22

Ending balance-December 31, 2003	$825

*	Amounts included in accounts payable and other liabilities

Material variable interests in unconsolidated entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which clarified the application of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements, relating to consolidation of variable interest entities (VIEs). FIN 46 requires identification of our participation in VIEs, which are defined as entities with a level of invested equity insufficient to fund future activities to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party, if any, bears a majority of the exposure to the expected losses, or stands to gain from a majority of the expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. In December 2003, the FASB revised and re-released FIN 46 as “FIN 46(R)”. The provisions of FIN 46(R) are effective beginning in first quarter 2004, however we elected to early adopt FIN 46(R) as of December 31, 2003.

One of the significant modifications made by the revised interpretation includes a scope exception for certain entities that are deemed to be “businesses” and meet certain other criteria. Entities that meet this scope exception are not subject to the accounting and disclosure rules of FIN 46(R), but are subject to the pre-existing consolidation rules under ARB 51, which are based on an analysis of voting rights. This scope exception applies to certain operating joint ventures that we previously disclosed as VIEs, such as the Sea Launch venture and other military aircraft-related ventures. Under the applicable ARB 51 rules, we are not required to consolidate these ventures.

Our investments in ETCs and EETCs continue to be included in the scope of FIN 46(R), but do not require consolidation. However, we will continue to make certain disclosures about these entities, as required by FIN 46(R).

During the 1990s, we began investing in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. We believe that our maximum exposure to economic loss from ETCs and EETCs is $565, comprised of our $433 investment balance, rights to collateral estimated at $104 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of December 31, 2003, the ETC and EETC transactions we participated in had total assets of $4,333 and total debt (which is non-recourse to us) of $3,900.

During the 1980s, we began providing subordinated loans to certain SPEs that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R), however only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are VIEs is $201, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of December 31, 2003, these SPE arrangements had total assets of $2,042 and total debt of $1,869, of which $1,841 is non-recourse to us.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $1,495 and $3,223 as of December 31, 2003 and 2002. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We have commitments to arrange for equipment financing totaling $76 and $106 as of December 31, 2003 and 2002.

As of December 31, 2003 and 2002, future lease commitments on aircraft not recorded on the Consolidated Statements of Financial Position totaled $306 and $246. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2003 and 2002, accounts payable and other liabilities included $96 (none of which related to the events of September 11, 2001) and $130 ($2 related to the events of September 11, 2001) attributable to adverse commitments under these lease arrangements.

As of December 31, 2003 and 2002, we had extended a $69 credit line agreement to one of our joint venture partners. To date, $29 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

Note 20 – Significant Group Concentrations of Risk

Credit risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. Of the $17,466 in accounts receivable and customer financing included in the Consolidated Statements of Financial Position as of December 31, 2003, $10,343 related to commercial aircraft customers ($236 of accounts receivable and $10,107 of customer financing) and $2,493 related to the U.S. Government. Of the $10,107 of aircraft customer financing,

$9,186 related to customers we believe have less than investment-grade credit. AMR Corporation, AirTran Airways, and United were associated with 14%, 14% and 12%, respectively, of our aircraft financing portfolio. Financing for aircraft is collateralized by security in the related asset, and historically we have not experienced a problem in accessing such collateral.

As of December 31, 2003, off-balance sheet financial instruments described in Note 19 predominantly related to commercial aircraft customers. Similarly, all of the $1,495 of irrevocable financing commitments related to aircraft on order including options related to customers we believe have less than investment-grade credit.

Other risk

The Commercial Airplanes segment is subject to both operational and external business environment risks. Operational risks that can disrupt its ability to make timely delivery of its commercial jet aircraft and meet its contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications of its commercial aircraft by the U.S. Government and foreign governments, other regulatory uncertainties, collective bargaining labor disputes, performance issues with key suppliers and subcontractors and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. Financing support may be provided by us to airlines, some of which are unable to obtain other financing. External business environment risks include adverse governmental export and import policies, factors that result in significant and prolonged disruption to air travel worldwide and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, acts of aggression that impact the perceived safety of commercial flight, escalation trends inherent in pricing our aircraft and a competitive industry structure which results in market pressure to reduce product prices.

In addition to the foregoing risks associated with the Commercial Airplanes segment, the IDS businesses are subject to changing priorities or reductions in the U.S. Government defense and space budget, and termination of government contracts due to unilateral government action (termination for convenience) or failure to perform (termination for default). Civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeiture and suspension or debarment from government contracts may result from violations of business and cost classification regulations on U.S. Government contracts.

The commercial launch and satellite service markets have some degree of uncertainty since global demand is driven in part by the launch customers’ access to capital markets. Additionally, some of our competitors for launch services receive direct or indirect government funding. The satellite market includes some degree of risk and uncertainty relating to the attainment of technological specifications and performance requirements.

Risk associated with BCC includes interest rate risks, asset valuation risks, specifically, aircraft valuation risks, and credit and collectibility risks of counterparties.

As of December 31, 2003, our principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 18% of our employees (current agreements expiring in May 2004, and September and October 2005); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 13% of our employees (current agreements expiring February 2004 and December 2005); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of our employees (one agreement which expired in 2003 and covered 2,000 workers has not yet been ratified, current agreements expiring April 2004 and September 2005).

Note 21 – Disclosures about Fair Value of Financial Instruments

As of December 31, 2003 and 2002, the carrying amount of accounts receivable was $4,515 and $5,007 and the fair value of accounts receivable was estimated to be $4,388 and $4,772. The lower fair value reflects a discount due to deferred collection for certain receivables that will be collected over an extended period.

As of December 31, 2003 and 2002, the carrying amount of accounts payable was $3,822 and $4,431 and the fair value of accounts payable was estimated to be $4,012 and $4,672. The higher fair value reflects a premium due to deferred payment for certain payables that will be collected over an extended period.

As of December 31, 2003 and 2002, the carrying amount of notes receivable, net of valuation allowance, was $3,113 and $2,954 and the fair value was estimated to be $2,843 and $3,258. Although there are generally no quoted market prices available for customer financing notes receivable, the valuation assessments were based on the respective interest rates, risk-related rate spreads and collateral considerations.

As of December 31, 2003 and 2002, the carrying amount of debt, net of capital leases, was $14,044 and $13,704 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $15,259 and $14,604. Our debt, however, is generally not callable until maturity.

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments. Other off-balance sheet financial instruments, including asset-related guarantees, credit guarantees, and interest rate guarantees related to an ETC, are estimated to have a fair value of $196 and $358 at December 31, 2003 and 2002.

Note 22 - Contingencies

Legal

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result. Such proceedings could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, except as set forth below.

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2003, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’ belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the Government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. Government on its claim for unliquidated progress payments. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments. If contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,090). In that event our loss would total approximately $1,490 in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $977, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2003. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin Corporation, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Lockheed’s lawsuit, which includes some 23 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our Board of Directors. The suits allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuits seek an unspecified amount of damages against each director, the return of certain salaries and other remunerations and the implementation of remedial measures.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charges that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit seeks a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting.

It is not possible at this time to determine whether the three shareholder derivative actions would or could have a material adverse effect on our financial position.

Sears/Druyun investigation and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and CFO, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. It is not possible to determine at this time what actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

Employment discrimination litigation

We are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002, in which class certification is sought or has been granted. Three matters are pending in the federal court for the Western District of Washington in Seattle; one case is pending in the federal court for the Central District of California in Los Angeles; one case is pending in the federal court in St. Louis, Missouri; one case is pending in the federal court in Tulsa, Oklahoma; and the final case is pending in the federal court in Wichita, Kansas. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. It is not possible to determine whether these actions could or would have a material adverse effect on our financial position.

Other contingencies

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations since the 1980s.

We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on estimates of investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 2% of annual net earnings. Such accruals as of December 31, 2003, without consideration for the related contingent recoveries from insurance carriers, are less than 2% of our total liabilities.

Because of the regulatory complexities and risk of unidentified contaminated sites and circumstances, the potential exists for environmental remediation costs to be materially different from the estimated costs accrued for identified contaminated sites. However, based on all known facts and expert analyses, we believe it is not reasonably likely that identified environmental contingencies will result in additional costs that would have a material adverse impact on our financial position or to our operating results and cash flow trends.

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $400.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,364 at December 31, 2003.

Note 23 – Segment Information

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management.

Our Commercial Airplanes operation principally involves development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

See Note 24 for a discussion of the BCC segment operations.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Air Traffic Management is a business unit developing new approaches to a global solution to address air traffic management issues. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the UKRAF, are included within the Other segment classification.

In the first quarter of 2002, we began separately reporting BCC which was originally included in the Customer and Commercial Financing segment classification. The 2001 results have been restated to conform to the revised segment classification with the remaining balance reclassified to the Other segment.

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Sales and other operating revenue by geographic area consisted of the following:

Year ended December 31,	2003	2002	2001

Asia, other than China	$6,887	$7,614	$7,112
China	749	1,442	1,504
Europe	3,835	5,871	8,434
Oceania	1,944	1,813	895
Africa	675	525	573
Western Hemisphere, other than the United States	1,271	669	875

	15,361	17,934	19,393
United States	35,124	36,127	38,805

Total sales	$50,485	$54,061	$58,198

Commercial Airplanes segment sales were approximately 80%, 78% and 70% of total sales in Europe and approximately 90%, 87% and 89% of total sales in Asia, excluding China, for 2003, 2002 and 2001, respectively. IDS sales were approximately 16%, 20% and 29% of total sales in Europe and approximately 8%, 12% and 10% of total sales in Asia, excluding China, for 2003, 2002 and 2001 respectively. Exclusive of these amounts, IDS sales were principally to the U.S. Government and represented 50%, 42% and 33% of consolidated sales for 2003, 2002 and 2001, respectively. Approximately 4% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Sales and other operating revenues

Year ended December 31,	2003	2002	2001

Commercial Airplanes	$22,408	$28,387	$35,056
Integrated Defense Systems:
Aircraft and Weapon Systems	10,766	10,569	9,575
Network Systems	9,384	8,113	5,972
Support Systems	4,219	3,484	2,931
Launch and Orbital Systems	2,992	2,791	4,337

Total Integrated Defense Systems	27,361	24,957	22,815
Boeing Capital Corporation	1,221	994	815
Other	870	536	413
Accounting differences/eliminations	(1,375)	(813)	(901)

	$50,485	$54,061	$58,198

Net earnings

Year ended December 31,	2003	2002	2001

Commercial Airplanes	$707	$2,017	$1,911
Integrated Defense Systems:
Aircraft and Weapon Systems	1,422	1,269	1,032
Network Systems	626	546	482
Support Systems	472	376	304
Launch and Orbital Systems	(1,754)	(182)	147

Total Integrated Defense Systems	766	2,009	1,965
Boeing Capital Corporation	143	72	238
Other	(380)	(420)	(340)
Accounting differences/eliminations	(11)	424	353
Share-based plans expense	(456)	(447)	(378)
Unallocated expense	(320)	(193)	(163)

Earnings from operations	449	3,462	3,586
Other income/(expense), net	459	38	304
Interest and debt expense	(358)	(320)	(326)

Earnings before taxes	550	3,180	3,564
Income taxes	168	(861)	(738)

	$718	$2,319	$2,826

Depreciation and amortization

Year ended December 31,	2003	2002	2001

Commercial Airplanes	$455	$463	$540
Integrated Defense Systems:
Aircraft and Weapon Systems	118	146	209
Network Systems	72	72	93
Support Systems	18	16	27
Launch and Orbital Systems	222	243	323

Total Integrated Defense Systems	430	477	652
Boeing Capital Corporation	267	230	156
Other	49	44	95
Unallocated	267	295	309

	$1,468	$1,509	$1,752

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the ‘Accounting differences/eliminations’ caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenue and cost of sales on the consolidated financial statements.

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

Beginning in 2003, the Commercial Airplanes segment is being reported under the program method of accounting. Prior to 2003, the Commercial Airplanes segment reported cost of sales based on the cost of specific units delivered. The Commercial Airplanes segment numbers for the periods ending December 31, 2003, 2002 and 2001, have been revised to reflect the program method of accounting.

The ‘Accounting differences/eliminations’ caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers’ Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis, the differences between workers’ compensation costs recognized under SFAS No. 5, Accounting for Contingencies, and under federal cost accounting standards, under which adjustments to prior years’ estimates of claims incurred and not reported are recognized in future periods; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the ‘Accounting differences/eliminations’ caption.

Unallocated expense includes corporate costs not allocated to the operating segments, including, for the period ended December 31, 2001, goodwill amortization resulting from acquisitions prior to 1998. For the period ended December 31, 2002, unallocated expense does not include goodwill amortization as a result of our adopting SFAS No. 142, as described in Note 4.

Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 16. The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Depreciation and amortization relate primarily to shared services assets.

Unallocated assets primarily consist of cash and short-term investments, prepaid pension expense, goodwill acquired prior to 1997, deferred tax assets and capitalized interest. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care and income taxes payable. Debentures and notes payable are not allocated to other business segments except for the portion related to BCC. Unallocated capital expenditures relate primarily to shared services assets. The segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

December 31,	2003	2002	2001

Commercial Airplanes	$8,760	$10,006	$11,995
Integrated Defense Systems:
Aircraft and Weapon Systems	925	1,477	1,374
Network Systems	3,619	3,865	2,613
Support Systems	863	784	825
Launch and Orbital Systems	5,621	6,627	7,649

Total Integrated Defense Systems	11,028	12,753	12,461
Boeing Capital Corporation	12,120	11,840	9,250
Other	3,580	3,050	1,490
Unallocated	17,547	14,693	13,782

	$53,035	$52,342	$48,978

Liabilities

December 31,	2003	2002	2001

Commercial Airplanes	$5,536	$6,075	$8,236
Integrated Defense Systems:
Aircraft and Weapon Systems	1,188	1,138	1,060
Network Systems	1,042	1,161	912
Support Systems	398	371	238
Launch and Orbital Systems	2,749	2,235	2,210

Total Integrated Defense Systems	5,377	4,905	4,420
Boeing Capital Corporation	9,595	9,810	7,611
Other	817	586	732
Unallocated	23,571	23,270	17,154

	$44,896	$44,646	$38,153

Capital expenditures, net

Year ended December 31,	2003	2002	2001

Commercial Airplanes	$218	$135	$207
Integrated Defense Systems:
Aircraft and Weapon Systems	105	182	210
Network Systems	64	75	37
Support Systems	15	16	21
Launch and Orbital Systems	197	264	314

Total Integrated Defense Systems	381	537	582
Boeing Capital Corporation			1
Other	(10)	29	32
Unallocated	152	300	367

	$741	$1,001	$1,189

Contractual backlog (unaudited)

December 31,	2003	2002	2001

Commercial Airplanes	$63,929	$68,159	$75,850
Integrated Defense Systems
Aircraft and Weapon Systems	19,352	15,862	14,767
Network Systems	11,715	6,700	4,749
Support Systems	5,882	5,286	2,963
Launch and Orbital Systems	3,934	8,166	8,262

Total Integrated Defense Systems	40,883	36,014	30,741

	$104,812	$104,173	$106,591

Note 24 – Boeing Capital Corporation (BCC)

BCC, a wholly owned subsidiary, is primarily engaged in the financing of commercial and private aircraft and commercial equipment. However, in November 2003, we announced a significant change in BCC’s strategic direction, moving to a focus of supporting our major operating units and managing overall corporate exposures. Additionally, in January 2004, we announced that we are exploring strategic options for the future of BCC’s Commercial Financial Services business.

The portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation). BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments and gains/losses on revaluation of derivatives. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges and provisions recorded against the valuation allowance presented in Note 9. Beginning in 2003, interest expense is being reported as a component of operating earnings. Intracompany profits, transactions, and balances (including those related to intracompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated			Boeing			BCC

Year ended December 31,	2003	2002	2001	2003	2002	2001	2003	2002	2001

Operations:
Sales and other operating revenues	$50,485	$54,061	$58,198	$49,264	$53,067	$57,383	$1,221	$994	$815
Cost of products and services	(43,862)	(45,566)	(48,764)	(43,315)	(45,176)	(48,578)	(547)	(390)	(186)
BCC interest expense	(442)	(410)	(324)				(442)	(410)	(324)

	6,181	8,085	9,110	5,949	7,891	8,805	232	194	305
Operating expenses	(5,732)	(4,623)	(5,524)	(5,643)	(4,501)	(5,457)	(89)	(122)	(67)

Earnings from operations	449	3,462	3,586	306	3,390	3,348	143	72	238
Other income/(expense), net	459	38	304	459	38	304
Interest and debt expense	(358)	(320)	(326)	(358)	(320)	(326)

Earnings before income taxes	550	3,180	3,564	407	3,108	3,326	143	72	238
Income tax (expense) benefit	168	(861)	(738)	205	(838)	(652)	(37)	(23)	(86)

Net earnings before cumulative effect of accounting change	718	2,319	2,826	612	2,270	2,674	106	49	152
Cumulative effect of accounting change, net of tax		(1,827)	1		(1,827)	1

Net earnings	$718	$492	$2,827	$612	$443	$2,675	$106	$49	$152

Cash flows:
Net earnings	$718	$492	$2,827	$612	$443	$2,675	$106	$49	$152
Operating activities adjustments	3,163	3,744	908	2,316	3,008	508	847	736	400

Operating activities	3,881	4,236	3,735	2,928	3,451	3,183	953	785	552
Investing activities	(1,060)	(3,282)	(4,630)	(268)	(806)	(1,302)	(792)	(2,476)	(3,328)
Financing activities	(521)	746	518	(390)	(1,231)	(2,609)	(131)	1,977	3,127

Net increase (decrease) in cash and cash equivalents	2,300	1,700	(377)	2,270	1,414	(728)	30	286	351
Cash and cash equivalents at beginning of year	2,333	633	1,010	1,647	233	961	686	400	49

Cash and cash equivalents at end of year	$4,633	$2,333	$633	$3,917	$1,647	$233	$716	$686	$400

Financial Position:
Assets*	$53,035	$52,342		$40,199	$39,779		$12,836	$12,563
Debt	14,443	14,403		5,266	4,938		9,177	9,465
Equity	8,139	7,696		6,197	6,040		1,942	1,656
Debt-to-equity ratio							4.7 to 1	5.7 to 1

*	BCC’s portfolio at December 31, 2003 and 2002, totaled $12,248 and $11,762.

Operating cash flow in the Consolidated Statements of Cash Flows includes intracompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $1,672, $2,691 and $2,960 for the years ended December 31, 2003, 2002 and 2001, respectively. Investing cash flow includes a reduction in cash for the intracompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, additions to the valuation allowance and specific impairment losses were identified. During the year ended December 31, 2003 and 2002, BCC increased the valuation allowance by $130 and $100, resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings and continued decline in aircraft and general equipment asset values. Also during 2003, BCC recognized impairment charges of $103 and charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc of $21. During 2002, BCC recognized charges of $13 due to impairments of investments in ETCs, charges of $48 due to impairments of joint venture aircraft and charges of $39 related to valuations of other assets in the portfolio.

Intracompany Guarantees

We provide BCC with certain intracompany guarantees and other subsidies. Intracompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). Residual value guarantees provide BCC a specified asset value at the end of a lease agreement with a third-party in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of BCC’s losses on financed aircraft in the event of a loss upon disposition of the aircraft following a default by the third-party lessee. Rental guarantees are whole or partial guarantees covering BCC against the third-party lessee’s failure to pay rent under the lease agreement. In addition to guarantees, other subsidies are also provided to BCC mainly in the form of rental payments on restructured third-party leases and interest rate subsidies.

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

Due to intracompany guarantees, the BCC accounting classification of certain third-party leases may differ from the accounting classification in the consolidated financial statements (i.e. direct financing lease at BCC, operating lease in the consolidated financial statements; or leveraged lease at BCC, sales-type lease in the consolidated financial statements). In these cases, the accounting treatment at BCC is eliminated and the impact of the consolidated accounting treatment is recorded in the Other segment.

The following table provides the financial statement impact of intracompany guarantees and asset impairments, lease accounting differences and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

December 31,	2003	2002

Guarantees and asset impairments	$122	$257
Lease accounting differences	(16)	(1)
Other subsidies	56	49

	$162	$305

Included in ‘Guarantees and asset impairments’ for the year ended December 31, 2003, were asset impairments and other charges of $5 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases and the renegotiation of leases. Also included is an increase in the customer financing valuation allowance of $61 resulting from guarantees provided to BCC.

Note 25 – Subsequent Events

In January and February 2004, we received federal tax refunds and a notice of an approved refund totaling $145 (of which $40 represents interest). The refunds related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, which we merged with on August 1, 1997. The notice of an approved refund related to the 1985 tax year. These events resulted in a $20 increase in net earnings for the year ended December 31, 2003.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in millions except per share data)	2003				2002

Quarter	4th	3rd	2nd	1st	4th	3rd	2nd	1st

Sales and other operating revenues	$13,214	$12,241	$12,772	$12,258	$13,695	$12,690	$13,856	$13,821

Earnings/(loss) from operations	698	432	(306)	(375)	932	454	1,174	902

Net earnings (loss) before cumulative effect of accounting change	1,132	256	(192)	(478)	590	372	779	578
Cumulative effect of accounting change, net of tax								(1,827)

Net earnings (loss)	1,132	256	(192)	(478)	590	372	779	(1,249)

Total comprehensive income (loss)	962	267	(155)	(456)	(3,048)	380	810	(1,210)

Basic earnings (loss) per share before cumulative effect of accounting change	1.41	0.32	(0.24)	(0.60)	0.74	0.47	0.97	0.72
Cumulative effect of accounting change, net of tax								(2.28)

Basic earnings (loss) per share	1.41	0.32	(0.24)	(0.60)	0.74	0.47	0.97	(1.56)

Diluted earnings per share before cumulative effect of accounting change	1.40	0.32	(0.24)	(0.60)	0.73	0.46	0.96	0.72
Cumulative effect of accounting change, net of tax								(2.26)

Diluted earnings (loss) per share	1.40	0.32	(0.24)	(0.60)	0.73	0.46	0.96	(1.54)

Cash dividends paid per share	0.17	0.17	0.17	0.17	0.17	0.17	0.17	0.17

Market price:
High	43.37	38.90	37.36	34.59	36.02	45.28	50.05	51.07
Low	34.40	31.00	25.20	24.73	28.53	33.20	41.00	37.65
Quarter end	42.14	34.33	34.32	25.06	32.99	34.13	45.00	48.25

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 and Note 18 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and its method of accounting for derivative financial instruments effective January 1, 2001 to conform to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

January 29, 2004

(February 11, 2004 as to the effects of the tax refunds described in Notes 6 and 25)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant*

We have adopted: (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the “Codes of Conduct”). The Codes of Conduct are posted on our website, www.boeing.com. Any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller will be disclosed on our website promptly following the date of such amendments or waivers. A copy of the Codes of Conduct may be obtained upon request, without charge, by contacting our Office of Internal Governance at 888-970-7171 or by writing to us at The Boeing Company, 100 N. Riverside, Chicago, IL, 60606, Attn: Senior Vice President, Office of Internal Governance.

No family relationships exist among any of the executive officers, directors or director nominees.

The directors and executive officers of the Company as of March 4, 2004, are as follows:

Directors

Name	Age	Positions and offices held and business experience

Harry C. Stonecipher	67	President and Chief Executive Officer of The Boeing Company. Mr. Stonecipher has served as Chief Executive Officer since December 1, 2003. He served as Vice Chairman of the Board of The Boeing Company from May 2001 until June 2002 and as President and Chief Operating Officer from 1997 until May 2001. He served as President and Chief Executive Officer of McDonnell Douglas Corporation (aerospace) from 1994 until its merger with Boeing in 1997. He was Chairman of the Board, President and Chief Executive Officer of Sundstrand Corporation (aerospace) from 1991 to 1994. Mr. Stonecipher is also a director of PACCAR, Inc.

John H. Biggs	67	Former Chairman and Chief Executive Officer, Teachers Insurance and Annuity Association-College Retirement Equities Fund (“TIAA-CREF”). Mr. Biggs served as Chairman and Chief Executive Officer of TIAA-CREF (national teachers’ pension fund) from January 1993 until November 2002. He is also a director of J.P. Morgan Chase & Co. He is a trustee of Washington University in St. Louis and an at-large trustee of the International Accounting Standards Board Foundation.

John E. Bryson	60	Chairman of the Board, President and Chief Executive Officer, Edison International. Mr. Bryson has been Chairman and Chief Executive Officer of Edison International (electric power generator, distributor and structured finance provider) and predecessor companies since 1990. He is a director of The Walt Disney Company and Western Asset Funds, Inc. (and related fixed income funds). He also serves as co-chair of the Pacific Council on International Policy and is a director of W.M. Keck Foundation and The California Endowment.

Linda Z. Cook	45	President and Chief Executive Officer, Shell Canada Limited (petroleum). Ms. Cook was appointed President and Chief Executive Officer and a member of the Board of Directors of Shell Canada Limited on August 1, 2003. She served as Chief Executive Officer for

Name	Age	Positions and offices held and business experience

		Shell Gas & Power from January 2000 through July 2003. She previously served as Director, Strategy & Business Development on the Shell Exploration & Production Global Executive Committee based in The Hague. Ms. Cook is a member of the Society of Petroleum Engineers, the Harvard School of Government Dean’s Council and the Canadian Council of Chief Executives.

Kenneth M. Duberstein	59	Chairman and Chief Executive Officer, The Duberstein Group. Mr. Duberstein has served as Chairman and Chief Executive of The Duberstein Group (consulting firm) since 1989. He was White House Chief of Staff in 1988 and 1989. Mr. Duberstein is also a director of ConocoPhillips, Fannie Mae, Fleming Companies, Inc. and St. Paul Companies and a governor of the American Stock Exchange and the NASD, Inc.

Paul E. Gray	72	President Emeritus and Professor of Electrical Engineering, Massachusetts Institute of Technology (“MIT”). Dr. Gray served as Chairman of the Corporation of MIT (education) from 1990 to 1997 and as President from 1980 until 1990.

John F. McDonnell	65	Retired Chairman, McDonnell Douglas Corporation. Mr. McDonnell served as Chairman of McDonnell Douglas Corporation (aerospace) from 1988 until its merger with Boeing in 1997 and as its Chief Executive Officer from 1988 to 1994. He is also a director of Zoltek Companies, Inc., director of BJC Healthcare and Chairman of the Board of Trustees of Washington University in St. Louis.

W. James McNerney, Jr.	54	Chairman and Chief Executive Officer, 3M Company. Mr. McNerney has served as Chairman and Chief Executive Officer of 3M Company (diversified technology) since January 1, 2001. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines, 1997-2000. Mr. McNerney is also a director of The Procter & Gamble Company and a member of various business and educational organizations.

Lewis E. Platt	62	Non-Executive Chairman of the Board of The Boeing Company. Mr. Platt was elected Non-Executive Chairman of the Board effective December 1, 2003. He served as President and Chief Executive Officer of Hewlett-Packard Company (measurement, computing and communications equipment) from November 1992 until July 1999, and as director and Chairman from September 1993 until his retirement in December 1999. In 1995, he was appointed to the Advisory Committee on Trade Policy Negotiations by President Clinton. Mr. Platt was Chief Executive Officer and a director of Kendall-Jackson Wine Estates Ltd. until June 2001. He is also a director of 7-Eleven, Inc. and serves on the Wharton School Board of Overseers and as a trustee of the David and Lucile Packard Foundation.

Rozanne L. Ridgway	68	Former Assistant Secretary of State for Europe and Canada. Ms. Ridgway served as Co-Chair of the Atlantic Council of the United States (association to promote better understanding of international issues) from 1993 to 1996 and was its President from 1989 through

Name	Age	Positions and offices held and business experience

		1992. She has been the non-executive pro bono chair of the Baltic-American Enterprise Fund since 1994. She served 32 years with the U.S. State Department, including service as Ambassador to the German Democratic Republic and to Finland, and, from 1985 until her retirement in 1989, as Assistant Secretary of State for Europe and Canada. She is also a director of Emerson Electric Company, 3M Company, the Sara Lee Corporation, New Perspective Fund and Manpower, Inc. and a trustee of the National Geographic Society and the Center for Naval Analyses.

John M. Shalikashvili	67	Retired Chairman of the Joint Chiefs of Staff, U.S. Department of Defense. General Shalikashvili served as the 13th Chairman of the Joint Chiefs of Staff (armed forces) from 1993 to 1997. Previously, he served as Commander in Chief of all U.S. forces in Europe and as NATO’s 10th Supreme Allied Commander in Europe. General Shalikashvili is a visiting professor at Stanford University’s Center for International Security and Cooperation. He also serves as a director of Frank Russell Trust Company, L-3 Communications Holdings, Inc., Plug Power Inc. and United Defense Industries Inc.

Executive Officers

Name	Age	Positions and offices held and business experience

Harry C. Stonecipher	67	President and Chief Executive Officer of The Boeing Company. Mr. Stonecipher has served as Chief Executive Officer since December 1, 2003. He served as Vice Chairman of the Board of The Boeing Company from May 2001 until June 2002 and as President and Chief Operating Officer from 1997 until May 2001. He served as President and Chief Executive Officer of McDonnell Douglas Corporation (aerospace) from 1994 until its merger with Boeing in 1997. He was Chairman of the Board, President and Chief Executive Officer of Sundstrand Corporation (aerospace) from 1991 to 1994. Mr. Stonecipher is also a director of PACCAR, Inc.

James F. Albaugh	53	Executive Vice President of Boeing since August 2002. President and CEO, Integrated Defense Systems since July 2002. Prior thereto, Senior Vice President of Boeing, President, Space and Communications Group from September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation from April 1998. Prior thereto, President of Rocketdyne Propulsion and Power, now a business of Integrated Defense Systems, from March 1997.

Douglas G. Bain	54	Senior Vice President and General Counsel since August 2000. Prior thereto, Vice President and General Counsel from November 1999. Prior thereto, Vice President of Legal, Contracts, Ethics and Government Relations for Boeing Commercial Airplanes from 1996.

James A. Bell	55	Executive Vice President and Chief Financial Officer since January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000.

Name	Age	Positions and offices held and business experience

Scott E. Carson	57	Senior Vice President of the Company and President, Connexion by Boeing since November 2000. Prior thereto, Executive Vice President and Chief Financial Officer of Boeing Commercial Airplanes Group, from September 1998. Prior thereto, Executive Vice President of Business Resources for Boeing Information, Space and Defense Systems from November 1997. Prior thereto, Executive Vice President of Boeing Commercial Space Company.

Rudy F. deLeon	51	Senior Vice President-Government Relations, Washington, D.C. Operations since July 2001. Prior thereto, Deputy Secretary of Defense (2000-2001). Prior thereto, Under Secretary of Defense for Personnel and Readiness, from 1997 to 2000, Under Secretary of the Air Force (1994-1997). Served as the Special Assistant to Secretary of Defense (1993-1994).

John B. Hayhurst	56	Senior Vice President of the Company and President, Air Traffic Management since November 2000. Prior thereto, Vice President of Business Development for the Commercial Aviation Services unit of Boeing Commercial Airplanes Group from June 2000. Prior thereto, Vice President and General Manager of 737 Programs and General Manager of the Renton, WA production site from October 1998. Prior thereto, Vice President and General Manager of North and South America Sales from February 1997. Prior thereto, Vice President and General Manager of the 747X Program from June 1996. Prior thereto, Vice President of Boeing Commercial Airplane Group Product Development from December 1994.

Tod R. Hullin	60	Senior Vice President, Communications since December 2003. Prior thereto, Executive Vice President, Global Public Policy and North American Communications, Vivendi Universal from December 2000 to March 2002. Prior thereto, Senior Global Communications Officer for the Seagram Company Ltd. from October 1998 to December 2000 and Time Warner from February 1991 to March 1997.

James M. Jamieson	55	Senior Vice President, Chief Technology Officer since December 2003. Prior thereto, Senior Vice President, Airplane Programs for Boeing Commercial Airplanes from February 2000 to December 2003. Prior thereto, Executive Vice President of Single Aisle Airplane Programs from October 1993 to February 2000.

Laurette T. Koellner	49	Chief People and Administration Officer, Executive Vice President since August 2002. Member of the Office of the Chairman from March 2002 until December 2003. Prior thereto, Chief People and Administration Officer, Senior Vice President, from March 2002. Prior thereto, Senior Vice President of the Company and President, Shared Services Group from November 2000. Prior thereto, Vice President and Corporate Controller from March 1999. Prior thereto, Vice President and General Auditor from August 1997. Prior thereto, Vice President of Auditing at McDonnell Douglas Corporation from May 1996. Prior thereto, Division Director of Human Resources at McDonnell Douglas Aerospace Company from May 1994. Current director of Exostar and Sara Lee Corporation.

Name	Age	Positions and offices held and business experience

Alan R. Mulally	58	Executive Vice President, President and CEO, Commercial Airplanes since August 2002. Prior thereto, Senior Vice President of the Company from February 1997 and President of Boeing Commercial Airplanes Group from September 1998 (named CEO of Boeing Commercial Airplanes Group in March 2001). Prior thereto, President of Boeing Information, Space & Defense Systems from August 1997 through August 1998. Prior thereto, President of Boeing Defense & Space Group from January 1997. Prior thereto, Senior Vice President of Airplane Development and Definition, Boeing Commercial Airplane Group from 1994.

Thomas R. Pickering	72	Senior Vice President, International Relations since January 2001. Prior thereto, U.S. Under Secretary of State for Political Affairs from May 1997. Prior thereto, President of the Eurasia Foundation, which makes grants and loans in the states of the former Soviet Union, from December 1996 through April 1997. Prior thereto, U.S. Ambassador to the Russian Federation from May 1993 through November 1996.

Bonnie W. Soodik	53	Senior Vice President of the Company, Office of Internal Governance. Prior thereto and President, Shared Services Group since March 2002. Prior thereto, Vice President of Human Resources for Boeing Space and Communications Group. Prior thereto, Vice President and General Manager of Shared Services Group. Prior thereto, Vice President of Product Assurance and Services at Aircraft & Missiles from April 1997. Prior thereto, Vice President of Quality at Douglas Aircraft from 1995.

David O. Swain	61	Executive Vice President of The Boeing Company and Chief Operating Officer of Integrated Defense Systems since July 2003. Prior thereto, Executive Vice President and Chief Technology Officer from August 2002. Member of Office of the Chairman since March 2002. Prior thereto, Senior Vice President of Engineering & Technology of the Company since September 1999 and Chief Technology Officer of the Company since June 2001. Prior thereto, President of Phantom Works from 1999. Prior thereto, Vice President of Engineering of the Company and Executive Vice President of Phantom Works from 1997. Prior thereto, Vice President and General Manager of Advanced Systems and Technology-Phantom Works, McDonnell Douglas Corporation from 1994.

Item 11. Executive Compensation*

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains four equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by the Company’s shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)

Equity compensation plans approved by shareholders	61,632,532(1)(2)	$44.97	39,502,113(3)(4)

Equity compensation plans not approved by shareholders (5)	None	None	None

Total	61,632,532(1)(2)	$44.97	39,502,113(3)(4)

The table does not include 7,828,212 deferred stock units that are convertible into either stock or a cash equivalent, of which 6,991,476 are vested and the remainder vest with employee service.

(1)	Includes 24,196,417 Performance Shares at the target level. Depending on the level of achievement of performance goals, the Performance Shares may instead be paid at zero shares, at 30,245,521 shares at the maximum level, or at 5,164,700 shares at the minimum level. Because there is no exercise price associated with Performance Shares, such shares are not included in the weighted average price calculation.
(2)	Includes 9,740,353 restricted stock units and other stock unit awards. Because there is no exercise price associated with these units, such units are not included in the weighted average price calculation.
(3)	The Company may grant stock, restricted stock, stock unit, and performance share awards, as well as stock options, under its employee equity compensation plans.
(4)	Pursuant to a program adopted by the Governance, Organization and Nominating Committee, effective February 22, 2004, under the Company’s 2003 Incentive Stock Plan, each of our nonemployee directors will receive the following automatic grants: (a) a stock option to purchase 3,000 shares of Boeing stock immediately following the first annual meeting of shareholders held after the director is first elected or appointed, (b) a stock option to purchase 2,400 shares immediately following each annual meeting thereafter, and (c) $40,000 in value of deferred stock units that are awarded at the same time that the director’s annual cash retainer is paid.
(5)	The table does not include stock options that we assumed in connection with our acquisition of McDonnell Douglas Corporation. The assumed options are for the purchase of 1,222,000 shares of Boeing stock and have a weighted-average exercise price of $14.41 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Boeing stock will be issued in place of such unexercised option.

Item 13. Certain Relationships and Related Transactions *

Item 14. Principal Accountant Fees and Services*

*	Certain information required by Items 5, 10, 11, 13 and 14 is incorporated herein by reference to the registrant’s definitive proxy statement, which will be filed with the Commission within 120 days after the close of the fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8–K

(a)	List of documents filed as part of this report:

1.	Financial Statements

All consolidated financial statements of the Company as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	128

The auditors’ report with respect to the above-listed financial statement schedule appears on page 115 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

(i)	Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”).)

(ii)	Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company’s Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as “1996 Form 10-K”).)

(3)	Articles of Incorporation and By-Laws.

(i)	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit (3)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(ii)	By-Laws, as amended and restated on November 18, 2003.

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

(i)	Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company’s Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)	U.S. $2.5 Billion 364-Day Credit Agreement dated as of November 21, 2003, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(ii)	U.S. $1.5 Billion Five-Year Credit Agreement dated as of November 21, 2003, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

•	Management Contracts and Compensatory Plans

(iii)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(iv)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(v)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on March 22, 2003.

(vi)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003.

(vii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on October 22, 2001.

(viii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company's Form 10-Q for the quarter ended September 30, 2000.)

(ix)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10–K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10–K.)

(x)	Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 1997.)

(xi)	1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

(xii)	Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(a)	Amendment No. 1, dated as of June 26, 2000, to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2000.)

(xiii)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xiv)	The Boeing Company ShareValue Program, as amended on April 5, 2002.

(xv)	Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xvi)	1999 Bonus and Retention Award Plan, as amended and restated on October 28, 2002.

(xvii)	Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. (Exhibit (10)(xxiii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

(xviii)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xix)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2001.)

(xx)	The Boeing Company 2003 Incentive Stock Plan.

(xxi)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on June 30, 2003.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors

(ii)	The Boeing Company Code of Conduct for Finance Employees

(iii)	The Boeing Company Code of Conduct

(21)	List of Company Subsidiaries.

(23)	Independent Auditors’ Consent and Report on Financial Statement Schedule for use in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(b)	Reports on Form 8-K filed during the quarter ended December 31, 2003:

On October 16, 2003, we announced under Item 9, Regulation FD Disclosure, that we decided to complete production of the 757 jetliner in late 2004.

On October 29, 2003, we furnished under Item 12, Disclosure of Results of Operations and Financial Condition, a news release announcing our financial results for the third quarter of 2003. The news release, which was attached as Exhibit 99.1 to the Form 8-K, also updated our outlook for fiscal year 2003 and announced that our outlook for fiscal year 2004 remained unchanged. The news release included our unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2002 and September 30, 2003 and for the three months ended September 30, 2002 and September 30, 2003. The news release also included our unaudited Condensed Consolidated Statements of Financial Position as of December 31, 2002 and September 30, 2003.

On November 24, 2003, we announced under Item 5, Other Events and Regulation FD Disclosure, the dismissal of two executive officers for unethical conduct.

On November 25, 2003, we announced under Item 5, Other Events, that we received a federal income tax refund and related interest totaling approximately $1.1 billion.

On December 1, 2003, we announced under Item 6, Resignations of Registrant’s Directors, that Philip M. Condit had tendered his resignation as Chairman and Chief Executive Officer of The Boeing Company. We filed a press release announcing the resignation as Exhibit 99.1 to the Form 8-K.

On December 19, 2003, we announced under Item 5, Other Events, our intention to unconditionally guaranty outstanding bonds of McDonnell Douglas Corporation and our entry into a support agreement with Boeing Capital Corporation.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/s/ HARRY C. STONECIPHER	By:	/s/ JAMES A. BELL

	Harry C. Stonecipher – President and Chief Executive Officer		James A. Bell – Executive Vice President and Chief Financial Officer

By:	/s/ HARRY S. MCGEE III

Harry S. McGee III – Vice President Finance and Corporate Controller

Date: March 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN H. BIGGS	/s/ W. JAMES MCNERNEY, JR.

John H. Biggs – Director	W. James McNerney, Jr. – Director

/s/ JOHN E. BRYSON	/s/ LEWIS E. PLATT

John E. Bryson – Director	Lewis E. Platt – Director and Non-Executive Chairman of the Board

/s/ LINDA Z. COOK	/s/ ROZANNE L. RIDGWAY

Linda Z. Cook – Director	Rozanne L. Ridgway – Director

/s/ KENNETH M. DUBERSTEIN	/s/ JOHN M. SHALIKASHVILI

Kenneth M. Duberstein – Director	John M. Shalikashvili – Director

/s/ PAUL E. GRAY	/s/ HARRY C. STONECIPHER

Paul E. Gray – Director	Harry C. Stonecipher – Director

/s/ JOHN F. MCDONNELL

John F. McDonnell – Director

SCHEDULE II - Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Doubtful Accounts, Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Allowance for Doubtful Accounts and Customer Financing	2003	2002	2001
Balance at January 1	$453	$206	$220
Charged to costs and expenses	253	277	77
Deductions from reserves (accounts charged off)	(159)	(30)	(91)

Balance at December 31	$547	$453	$206

Other Assets	2003	2002	2001
Balance at January 1	$380	$349	$298
Charged to costs and expenses	36	31	51
Deductions from reserves (accounts charged off)

Balance at December 31	$416	$380	$349