Form 10-K/A
period 2003-12-31
BOEING CO
filed 2004-03-12
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Part I and Part II incorporate information by reference to certain portions of the Company's 2003 Annual Report to Shareholders. Part III incorporates information by reference to the registrant's definitive proxy statement for the Company’s 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 4, 2004. This amendment corrects a typographical error relating to the incorporation by reference from our 2004 Proxy Statement of certain information in Item 12 of Part III and clarifies the information incorporated by reference in Part III. This amendment does not change our previously reported financial statements and other financial disclosures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2004 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement, and that information is incorporated by reference herein.

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

Name	Age	Positions and offices held and business experience

		also serves as co-chair of the Pacific Council on International Policy and is a director of W.M. Keck Foundation and The California Endowment.

Linda Z. Cook	45

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

Name	Age	Positions and offices held and business experience

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

Name	Age	Positions and offices held and business experience

Douglas G. Bain	54

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

Name	Age	Positions and offices held and business experience

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

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2004 Proxy Statement, and that information, except for the information required by Item 402(k) and 402(l) of Regulation S-K, is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2004 Proxy Statement, and that information is incorporated by reference herein.

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

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2004 Proxy Statement, and that information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included under the caption “Independent Auditors Fees Report” in the 2004 Proxy Statement, and that information is incorporated by reference herein.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of documents filed as part of this report:

1. Exhibits

(31) Section 302 Certifications.

(iii) Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(iv) Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/S/ HARRY C. STONECIPHER

Harry C. Stonecipher – President and Chief Executive Officer

Date: March 11, 2004

EXHIBITS INDEX

Exhibit Number	Description

(31)	Section 302 Certifications.

(iii) Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(iv) Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.