Form 10-Q
period 2004-03-31
BOEING CO
filed 2004-04-28
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 23, 2004, there were 843,131,222 shares of common stock, $5.00 par value, issued and outstanding.

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Three months ended March 31

	2004	2003

Sales and other operating revenues	$12,959	$12,258
Cost of products and services	(10,728)	(10,533)
Boeing Capital Corporation interest expense	(103)	(111)

	2,128	1,614

Income/(loss) from operating investments, net	13	6
General and administrative expense	(710)	(612)
Research and development expense	(474)	(361)
Gain/(loss) on dispositions, net		7
Share-based plans expense	(119)	(114)
Goodwill impairment		(913)
Impact of September 11, 2001, recoveries/(charges)		3

Earnings (loss) from operations	838	(370)
Other income/(expense), net	159	16
Interest and debt expense	(84)	(93)

Earnings (loss) before income taxes	913	(447)
Income tax (expense)/benefit	(290)	(31)

Net earnings (loss)	$623	$(478)

Basic earnings (loss) per share	$0.78	$(0.60)

Diluted earnings (loss) per share	$0.77	$(0.60)

Cash dividends paid—per share	$0.17	$0.17

Average diluted shares (millions)	810.9	800.0

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	March 31 2004	December 31 2003

Assets

Cash and cash equivalents	$3,950	$4,633
Accounts receivable	4,844	4,466
Current portion of customer and commercial financing	847	857
Income taxes receivable		199
Deferred income taxes	1,716	1,716
Inventories, net of advances and progress billings	5,324	5,338

Total current assets	16,681	17,209
Customer and commercial financing	12,588	12,094
Property, plant and equipment, net	8,383	8,432
Goodwill	1,915	1,913
Other acquired intangibles, net	1,012	1,035
Prepaid pension expense	9,483	8,542
Deferred income taxes	1,182	1,242
Other assets	2,556	2,519

	$53,800	$52,986

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$13,514	$13,514
Advances in excess of related costs	3,705	3,464
Income taxes payable	437	277
Short-term debt and current portion of long-term debt	916	1,144

Total current liabilities	18,572	18,399
Accrued retiree health care	5,802	5,745
Accrued pension plan liability	6,629	6,629
Deferred lease income	831	775
Long-term debt	13,107	13,299
Shareholders’ equity:
Common shares, par value $5.00 –
1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	2,846	2,880
Treasury shares, at cost – 168,828,977 and 170,383,053	(8,244)	(8,322)
Retained earnings	15,030	14,407
Accumulated other comprehensive income (loss)	(4,143)	(4,145)
ShareValue Trust Shares – 41,366,643 and 41,203,693	(1,689)	(1,740)

Total shareholders’ equity	8,859	8,139

	$53,800	$52,986

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31

	2004	2003

Cash flows – operating activities:
Net earnings (loss)	$623	$(478)
Adjustments to reconcile net earnings/(loss) to net cash (used)/provided by operating activities
Non-cash items:
Impairment of goodwill		913
Share-based plans expense	119	114
Depreciation	327	343
Amortization of other acquired intangibles	23	23
Amortization of debt discount/premium and issuance costs	4	4
Pension income	72	(42)
Investment/asset impairment charges, net	25	52
Customer and commercial financing valuation provision	44	170
Gain on dispositions, net		(7)
Other charges and credits, net	(17)	27
Changes in assets and liabilities:
Accounts receivable	(378)	25
Inventories, net of advances, progress billings and reserves	(512)	(275)
Accounts payable and other liabilities	101	(589)
Advances in excess of related costs	241	(389)
Income taxes receivable, payable and deferred	380	(303)
Deferred lease income	56	(21)
Prepaid pension expense	(1,002)
Accrued retiree health care	57	76
Other	(68)	(71)

Net cash (used)/provided by operating activities	95	(428)

Cash flows – investing activities:
Customer financing and properties on lease, additions	(293)	(536)
Customer financing and properties on lease, reductions	157	254
Property, plant and equipment, net additions	(182)	(130)
Acquisitions, net of cash acquired		(71)
Proceeds from dispositions	67	62
Contributions to investment in strategic and non-strategic operations	(14)	(7)
Proceeds from investment in strategic and non-strategic operations	75	21

Net cash used by investing activities	(190)	(407)

Cash flows – financing activities:
New borrowings		1,037
Debt repayments	(471)	(415)
Stock options exercised, other	26	16
Dividends paid	(143)	(143)

Net cash (used)/provided by financing activities	(588)	495

Net decrease in cash and cash equivalents	(683)	(340)

Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of first quarter	$3,950	$1,993

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2004, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Note 2 – Standards Issued and Not Yet Implemented

In January 2004, Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plans until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. We have elected the deferral provided by this FSP and are evaluating the magnitude of the potential favorable impact, if any, of the federal subsidy provided by the Act on our results of operations and financial position. The authoritative guidance on the accounting for the federal subsidy, when issued, could require us to change our previously reported information.

Note 3 – Goodwill and Acquired Intangibles

On January 1, 2003 we reorganized our Military Aircraft and Missile Systems and Space and Communications segments into Integrated Defense Systems (IDS) which triggered a goodwill impairment analysis. Our analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the three months ended March 31, 2003 of $913 ($818 net of tax).

The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2004, were as follows:

	December 31 2003	Goodwill Adjustment (1)	March 31 2004

Commercial Airplanes	$282		$282
Aircraft and Weapon Systems	317		317
Network Systems	1,194	$2	1,196
Support Systems	117		117
Launch and Orbital Systems
Other	3		3

	$1,913	$2	$1,915

(1)	The goodwill adjustment represents goodwill related to a post-acquisition purchase price adjustment.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets as of March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Developed technology	$566	$210	$566	$195
Product know-how	308	36	308	33
Customer base	106	24	106	22
Other	144	39	144	36

	$1,124	$309	$1,124	$286

Amortization expense for acquired finite-lived intangible assets for the three months ended March 31, 2004 and 2003, was $23. Estimated amortization expense for the five succeeding full years is as follows:

2005	$89
2006	82
2007	82
2008	82
2009	82

As of March 31, 2004 and December 31, 2003, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 – Earnings per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Three months ended March 31

	2004	2003

Basic weighted average shares outstanding	801.2	800.0
Dilutive securities:
Stock options	1.4
Stock units	8.3
ShareValue Trust

Diluted potential common shares	9.7

Diluted weighted average shares outstanding	810.9	800.0

Basic earnings per share is calculated based on the weighted average number of shares outstanding, excluding treasury shares and the outstanding shares held by the ShareValue Trust. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. Potential common shares are considered dilutive if they would either reduce earnings per share or increase loss per share. As a result of incurring a loss from continuing operations for the three months ended March 31, 2003, no potential common shares are included in the calculation of diluted earnings per share because the effect would have been antidilutive.

The weighted average number of shares outstanding (in millions), included in the table below, are excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Three months ended March 31

	2004	2003

Stock options	19.0	24.8
Stock units	0.2	0.4
Performance Shares	33.2	24.8
ShareValue Trust	41.4	40.6

Note 5 – Income Taxes

The effective income tax rate of 31.8% of pre-tax income for the three months ended March 31, 2004 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, and state income taxes. The effective income tax rate of (6.9)% of pre-tax loss for the three months ended March 31, 2003 differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of goodwill impairment charges, FSC and ETI Exclusion tax benefits, tax credits, and state income taxes.

For the three months ended March 31, 2004 and 2003 net income tax refunds/(payments) were $97 and $(333), respectively. Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1981, and IRS examinations have been completed through 1997. During the three months ended March 31, 2004 we received federal tax refunds totaling $145 (of which $40 represents interest). Of the total refunds received, $142 related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, which we merged with on August 1, 1997. The remaining balance related to the 1985 tax year. These refunds were accrued as of December 31, 2003.

In April 2004, we received notice of approved federal income tax refunds totaling $222 (of which $154 represents interest). The refunds related to a settlement of the 1983 through 1987 tax years. This event resulted in a $98 increase to net earnings for the three months ended March 31, 2004. We believe adequate provisions for all outstanding issues have been made for all open years.

Note 6 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31 2004	December 31 2003

U.S. Government contracts	$2,912	$2,493
Commercial and customers	861	866
Other	1,165	1,202
Less valuation allowance	(94)	(95)

	$4,844	$4,466

Included in the Other category is $105 related to an advance to an equipment trust certificate (ETC) in relation to our obligation as liquidity provider. Our obligation was terminated with the advance, which may not be received in the next twelve months; however, we believe there is sufficient collateral to ensure collectability. See Note 17.

Note 7 – Inventories

Inventories consisted of the following:

	March 31 2004	December 31 2003

Long-term contracts in progress	$10,189	$10,117
Commercial aircraft programs	5,909	6,448
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	3,078	2,707

	19,176	19,272
Less advances and progress billings	(13,852)	(13,934)

	$5,324	$5,338

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of March 31, 2004 and December 31, 2003, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of March 31, 2004 and December 31, 2003.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of March 31, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	March 31 2004	December 31 2003

Deferred production costs	$915	$837
Unamortized tooling	$554	$582

During the three months ended March 31, 2004 and the year ended December 31, 2003, we purchased $77 and $741 of used aircraft. Used aircraft in inventories totaled $431 and $819 as of March 31, 2004 and December 31, 2003.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases. Additionally, we may finance the sale of new aircraft with a short-term note receivable. The net change in the carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $465 and $144 for the three months ended March 31, 2004 and the year ended December 31, 2003 and resulted in a decrease to Inventories and an offsetting increase to Customer and commercial financing. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

The U.S. Government is currently reviewing the United States Air Force (USAF) proposal for the purchase/lease combination of 100 767 Tankers. If approved, delivery of the premodified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2005. In order to meet the USAF’s proposed schedule for delivery of 100 767 Tankers, we have incurred significant development costs and inventoriable contract costs. These inventoriable precontract costs are being deferred based on our assessment that it is probable the contract will be received. As of March 31, 2004, the Commercial aircraft programs and Long-term contracts in progress categories above contained $138 (Commercial Airplanes) and $46 (IDS) related to the USAF Tanker inventoriable precontract costs. As of December 31, 2003, the Commercial aircraft programs and Long-term contracts in progress categories above contained $113 (Commercial Airplanes) and $35 (IDS) related to the USAF Tanker inventoriable precontract costs.

Note 8 – Customer and Commercial Financing

Customer and commercial financing consisted of the following:

	March 31 2004	December 31 2003

Aircraft financing
Notes receivable	$2,421	$2,289
Investment in sales-type/financing leases	3,985	4,022
Operating lease equipment, at cost, less accumulated depreciation of $700 and $647	5,164	4,628
Commercial equipment financing
Notes receivable	791	824
Investment in sales-type/financing leases	662	724
Operating lease equipment, at cost, less accumulated depreciation of $114 and $108	898	916
Less valuation allowance of receivables	(486)	(452)

	$13,435	$12,951

The change in the valuation allowance of receivables, for the three months ended March 31, 2004 and 2003, consisted of the following:

	Three months ended March 31

	2004	2003

Beginning balance	$(452)	$(342)
Provision for losses	(44)	(170)
Write-offs, net of recoveries	10	34

Ending balance	$(486)	$(478)

During the three months ended March 31, 2004 and 2003, we recorded $9 and $10 to increase the valuation allowance due to the normal provision for losses in the customer financing portfolio. Additionally, during the three months ended March 31, 2004 and 2003, an additional charge of $35 ($34 recognized at the Other segment) and $160 ($130 recognized at Boeing Capital Corporation (BCC)) was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

For the three months ended March 31, 2004, we recorded charges related to customer financing activities of $24 in operating earnings, which included impairment charges of $13 recorded by BCC and a charge of $11 recorded in the Other segment relating to the reduction of anticipated lease rates on specific aircraft. During the three months ended March 31, 2003, we recorded charges related to customer financing activities of $91 in operating earnings, which consists of impairment charges of $52 ($42 recognized at BCC), charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. and charges of $18 related to a termination fee associated with a lease contract subject to intercompany guarantees. The impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of March 31, 2004 and December 31, 2003, notes receivable, sales-type/financing leases and operating leases attributable to aircraft financing included $1,525 and $1,378 attributable to 757 model aircraft ($497 and $511 accounted for as operating leases) and $2,172 and $2,109 attributable to 717 model aircraft ($528 and $467 accounted for as operating leases) and $882 and $895 attributable to MD-11 model aircraft ($724 and $732 accounted for as operating leases).

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of March 31, 2004 and December 31, 2003, aircraft financing operating lease equipment included $248 and $270 of equipment available for re-lease. As of March 31, 2004 and December 31, 2003, we had firm lease commitments for $87 and $122 of this equipment.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31 2004	December 31 2003

Land	$455	$457
Buildings	9,284	9,171
Machinery and equipment	10,722	10,824
Construction in progress	1,059	943

	21,520	21,395
Less accumulated depreciation	(13,137)	(12,963)

	$8,383	$8,432

Note 10 – Investments

Joint ventures and other investments

All investments are recorded in Other assets. As of March 31, 2004 and December 31, 2003, Other assets included $141 and $161 attributable to investments in joint ventures and other non-marketable securities.

Investments in debt and equity securities

Investments consisted of the following:

	March 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

Available-for-Sale
Equity	$4	$6		$10	$4	$7		$11
Debt	10		$1	9	20	1		21
Held-to-Maturity(1)
Debt(2)	443		52	391	453		$57	396

	$457	$6	$53	$410	$477	$8	$57	$428

(1)	The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements.
(2)	These securities have been in a continuous unrealized loss position for 12 months or longer.

Included in held-to-maturity investments carried at amortized cost at March 31, 2004 and December 31, 2003, were $408 and $412 of Enhanced Equipment Trust Certificates (EETCs). EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. BCC participates in several EETCs as an investor. Our EETC investments are related to customers we believe have less than investment-grade credit.

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

Also included in held-to-maturity investments carried at amortized cost as of March 31, 2004 and December 31, 2003, were $35 and $41 of investments in preferred stock that has been in a continuous unrealized loss position for twelve months or longer. Despite the unrealized loss position of this security, we have concluded that this investment is not other-than-temporarily impaired. This assessment was based on the duration of the maturity, and both internal and third-party credit reviews and analyses of the counterparty, a major domestic airline. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the debt security.

Maturities of debt securities at March 31, 2004, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in 1 year or less
Due from 1 to 5 years			$321	$275
Due from 5 to 10 years	$10	$9	58	52
Due after 10 years			64	64

	$10	$9	$443	$391

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	March 31 2004	December 31 2003

Accounts payable	$4,246	$3,822
Accrued compensation and employee benefit costs	2,935	2,935
Pension liabilities	1,144	1,138
Product warranty liabilities	818	825
Lease and other deposits	330	316
Dividends payable		143
Other	4,041	4,335

	$13,514	$13,514

Accounts payable included $397 and $289 as of March 31, 2004 and December 31, 2003, attributable to checks written but not yet cleared by the bank.

The Other category in the table above contains $520 and $668 as of March 31, 2004 and December 31, 2003, related to our wholly-owned captive insurance companies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,203 and $1,233 as of March 31, 2004 and December 31, 2003, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable. Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. See Note 18. The Other category included forward loss recognition related primarily to launch and satellite contracts of $1,160 and $1,164 as of March 31, 2004 and December 31, 2003.

Note 12 – Debt

Debt consisted of the following:

	March 31 2004	December 31 2003

Boeing Capital Corporation debt:
Non-recourse debt and notes
2.219% – 5.790% notes due through 2013	$83	$84
Senior debt securities
1.730% – 7.375% due through 2013	5,526	5,476
Senior medium-term notes
1.320% – 7.640% due through 2023	1,921	2,240
Euro medium-term notes
3.440% due in 2004	51	61
Subordinated notes
3.560% – 8.310% due through 2012	24	24
Capital lease obligations
1.670% – 7.350% due through 2015	316	329
Retail notes
3.150% – 6.750% due through 2017	875	874
Commercial paper securitized due 2009		89

Subtotal Boeing Capital Corporation debt	$8,796	$9,177

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$538	$538
Unsecured debentures and notes
200, 7.875% due Feb. 15, 2005	201	202
199, 0.000% due May 31, 2005*	187	185
300, 6.625% due Jun. 1, 2005	298	298
250, 6.875% due Nov. 1, 2006	249	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	597	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	249	249
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.060% – 7.460% due through 2006	45	45
Capital lease obligations due through 2005	30	70
Other notes	100	100

Subtotal other Boeing debt	$5,227	$5,266

Total debt	$14,023	$14,443

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.
**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

We have $4,000 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $207 and $204 for the three months ended March 31, 2004 and 2003. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $258 and $225 for the same periods. We continue to be in full compliance with all covenants contained in our debt agreements.

Short-term debt, and current portion of long-term debt, consisted of the following:

	March 31, 2004		December 31, 2003
	Consolidated Total	BCC Only	Consolidated Total	BCC Only

Commercial Paper conduit			$15	$15
Senior medium-term	$732	$707	921	896
Subordinated notes	20	20	20	20
Capital lease obligations	74	50	88	49
Non-recourse debt and notes	34	4	34	4
Euro medium-term notes	51	51	61	61
Other notes	5		5

	$916	$832	$1,144	$1,045

On March 23, 2004, we filed a shelf registration with the Securities and Exchange Commission (SEC) for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance.

On December 23, 2003, we put in place a support agreement in which we committed to maintain certain financial metrics at BCC.

Note 13 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost/(income) were as follows:

	Three months ended March 31
	2004	2003

Components of net periodic benefit cost/(income) – pensions
Service cost	$208	$191
Interest cost	594	580
Expected return on plan assets	(844)	(851)
Amortization of prior service costs	45	42
Recognized net actuarial loss	94	21
Settlement/curtailment		(3)

Net periodic benefit cost/(income) – pensions	$97	$(20)

	Three months ended March 31
	2004	2003

Components of net periodic benefit cost – other postretirement benefits
Service cost	$41	$40
Interest cost	128	133
Expected return on plan assets	(1)	(1)
Amortization of prior service costs	(25)	(15)
Recognized net actuarial loss	54	44

Net periodic benefit cost – other postretirement benefits	$197	$201

We previously disclosed in our 2003 Annual Report on Form 10-K that we expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be approximately $100 in 2004 and that we were evaluating a discretionary contribution to our plans in the range of $1,000 (pre-tax) during the first quarter of 2004, and would consider making additional contributions later in the year. During the first quarter of 2004, we made discretionary and non-discretionary pension contributions of $1,000 (pre-tax) and $13 (pre-tax), respectively. We may contribute further to our plans in 2004, and are evaluating an additional discretionary contribution of up to $1,000 in the near term. We expect to contribute approximately $20 to our other postretirement benefit plans in 2004. During the first quarter of 2004, we made contributions of $3.

Note 14 – Share-Based Compensation

The ‘Share-based plans expense’ caption on the Condensed Consolidated Statements of Operations represents the total expense we recognized for all our qualified stock-based compensation plans that are payable only in stock.

Share-based plans expense consisted of the following:

	Three months ended March 31

	2004	2003

Performance Shares	$89	$78
ShareValue Trust	18	18
Stock options, other	12	18

	$119	$114

Certain deferred stock compensation plans are reflected in general and administrative expense. We had issued 8,761,473 stock units as of March 31, 2004, that are convertible to either stock or a cash equivalent, of which 7,577,342 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance. For the three months ended March 31, 2004 and 2003, general and administrative expense (reduction to expense) related to deferred stock compensation was $(11) and $(49).

Note 15 – Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 31, 2004 and 2003, consisted of the following:

(Shares in thousands)

	2004		2003
	Shares	Amount	Shares	Amount

Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – March 31	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,880		$2,141
Share-based compensation		119		114
Treasury shares issued for stock plans, net		(69)		(25)
Tax benefit (expense) related to stock plans		(33)		(81)
ShareValue Trust market value adjustment		(51)		(299)

Ending balance – March 31		$2,846		$1,850

Treasury stock
Beginning balance – January 1	170,383	$(8,322)	171,835	$(8,397)
Treasury shares issued for stock plans, net	(1,554)	78	(680)	36

Ending balance – March 31	168,829	$(8,244)	171,155	$(8,361)

Retained earnings
Beginning balance – January 1		$14,407		$14,262
Net earnings (loss)		623		(478)

Ending balance – March 31		$15,030		$13,784

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(4,145)		$(4,045)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax		4		(11)
Unrealized gain (loss) on derivative instruments, net of tax		6		21
Unrealized gain (loss) on certain investments, net of tax		(2)		3
Foreign currency translation adjustment		(6)		9

Ending balance – March 31		$(4,143)		$(4,023)

ShareValue Trust
Beginning balance – January 1	41,204	$(1,740)	40,374	$(1,324)
Shares acquired from dividend reinvestment, net of fees	163		265
Market value adjustment		51		299

Ending balance – March 31	41,367	$(1,689)	40,639	$(1,025)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings (loss) except for the $4 and $(11) reclassification adjustment for (gain) loss realized in net earnings, net of tax, during the three months ended March 31, 2004 and 2003.

Note 16 – Derivative Financial Instruments

We account for derivatives pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our risk management strategies and the effect of these strategies on the consolidated financial statements.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the three months ended March 31, 2004 and 2003.

For the three months ended March 31, 2004 and 2003, $4 and $2 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings. During the next twelve months, we expect to amortize a $16 gain, from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships, to earnings.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production, principally commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the three months ended March 31, 2004 and 2003.

As of March 31, 2004 and December 31, 2003, net gains of $23 ($15 net of tax) and $7 ($5 net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004 and 2003, losses of $4 and $11 (net of tax) were reclassified to cost of products and services. During the next year, we expect to reclassify to cost of products and services a loss of $3 (net of tax).

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the three months ended March 31, 2004 and 2003, these non-hedging instruments resulted in gains of $0 and $13.

We also hold forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. As of March 31, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, during the three months ended March 31, 2003, we recognized a pre-tax charge of $21. For the three months ended March 31, 2004 and 2003, ineffectiveness losses of $0 and $1 were recorded in interest expense related to the forward-starting interest rate swaps.

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

As of March 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$5,788	$5,788
Trade-in commitments	1,101	1,040	$61
Asset-related guarantees	466	362	4
Credit guarantees related to the Sea Launch venture	513	308	205
Other credit guarantees	93	24	9
Equipment trust certificates	28
Performance guarantees	57	18
*	Amounts included in Accounts payable and other liabilities

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*

Contingent repurchase commitments	$5,564	$5,564
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18
*	Amounts included in Accounts payable and other liabilities

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft for the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments (Contingent Repurchase Commitments) with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a Contingent Repurchase Commitment would become a trade-in commitment. We are now including discussion of Contingent Repurchase Commitments and trade-in commitments in our guarantees discussion based on our current analysis of the underlying transactions. Based on our historical experience, we believe that very few, if any, of our outstanding Contingent Repurchase Commitments will ultimately become trade-in commitments.

Exposure related to the trade-in of used aircraft resulting from trade-in commitments may take the form of: (1) adjustments to revenue related to the sale of new aircraft determined at the signing of a definitive agreement, and/or (2) charges to cost of products and services related to adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for new aircraft but prior to the purchase of the used trade-in aircraft. The trade-in aircraft exposure included in accounts payable and other liabilities in the table above is related to item (2) above.

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,101 and $1,279 as of March 31, 2004 and December 31, 2003. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $343 and $582 as of March 31, 2004 and December 31, 2003. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $282 and $517 as of March 31, 2004 and December 31, 2003. Accounts payable and other liabilities included $61 and $65 as of March 31, 2004 and December 31, 2003, which represents the exposure related to these trade-in commitments.

We have issued various asset-related guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft, and expire within the next 14 years.

We have issued credit guarantees to creditors of the Sea Launch venture, in which we are a 40% partner, to assist the venture in obtaining financing. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payments we may make related to Sea Launch obligations. Some of these guarantees are also collateralized by certain assets of the venture. During 2003, we increased the estimated value of proceeds from recourse reflected in the above table, based on our analysis of substantive guarantees from other partners. In addition, we have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 11 years.

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below levels specified in these agreements. These obligations would cease if United Airlines were to default on its interest payments to the trust. These guarantees will expire over the next 12 years.

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

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire over the next 13 years.

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

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the three months ended March 31, 2004 and 2003.

	Product Warranty Liabilities*
	2004	2003

Beginning balance – January 1	$825	$898
Additions for new warranties	28	55
Reductions for payments made	(58)	(69)
Changes in estimates	23	27

Ending balance – March 31	$818	$911

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

During the 1990s, we began investing in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs are included in the scope of FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, but do not require consolidation. We believe that our maximum exposure to economic loss from ETCs and EETCs is $550, comprised of our $417 investment balance, rights to collateral estimated at $105 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of March 31, 2004, the ETC and EETC transactions we participated in had total assets of $4,092 and total debt (which is non-recourse to us) of $3,675.

During the 1980s, we began providing subordinated loans to certain special purpose entities (SPEs) that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R), however only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are Variable Interest Entities (VIE) is $193, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of March 31, 2004, these SPE arrangements had total assets of $1,995 and total debt of $1,831, of which $1,802 is non-recourse to us.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $1,531 and $1,495 as of March 31, 2004 and December 31, 2003. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We had no commitments to arrange for equipment financing as of March 31, 2004 and $41 as of December 31, 2003.

As of March 31, 2004 and December 31, 2003, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $298 and $306. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2004 and December 31, 2003, accounts payable and other liabilities included $93 and $96 attributable to adverse commitments under these lease arrangements.

As of March 31, 2004 and December 31, 2003, we had extended a $69 credit line agreement to one of our joint venture partners. To date, $9 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2004, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’ belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,100). In that event our loss would total approximately $1,500 in pre-tax charges. Should, however, the trial court’s 1998 judgment in favor of the Team be reinstated, we would receive approximately $983, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2004. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin Corporation, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. We are in discussion with the Air Force over a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal investigation. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Lockheed’s lawsuit, which includes some 23 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

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

Sears/Druyun investigation and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and Chief Financial Officer (CFO), Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General concerning this and related matters. (On April 20, 2004, Druyun pled guilty to one count of criminal conspiracy for negotiating employment while a U.S. Government official.) Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

Employment discrimination litigation

We are a defendant in eight employment discrimination matters filed during the period of June 1998 through March 2004, in which class certification is sought or has been granted. Three matters are pending in the federal court for the Western District of Washington in Seattle; one case is pending in the federal court for the Central District of California in Los Angeles; one case is pending in state court in California; one case is pending in the federal court in St. Louis, Missouri; one case is pending in the federal court in Tulsa, Oklahoma; and the final case is pending in the federal court in Wichita, Kansas. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. It is not possible to determine whether these actions could or would have a material adverse effect on our financial position.

Other contingencies

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Due in part to their complexity and pervasiveness, such requirements have resulted in our being involved with related legal proceedings, claims and remediation obligations since the 1980s.

We routinely assess, based on in-depth studies, expert analyses and legal reviews, our contingencies, obligations and commitments for remediation of contaminated sites, including assessments of ranges and probabilities of recoveries from other responsible parties who have and have not agreed to a settlement and of recoveries from insurance carriers. Our policy is to immediately accrue and charge to current expense identified exposures related to environmental remediation sites based on our best estimate within a range of potential exposure for investigation, cleanup and monitoring costs to be incurred.

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 1% of historical annual revenues. Although not considered likely, should we be required to incur remediation charges at the high level of the range of potential exposure, the additional charges would be less than 1% of historical annual revenues.

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

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,491 as of March 31, 2004.

Note 19 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31

	2004	2003

Revenues:
Commercial Airplanes	$5,330	$5,697
Integrated Defense Systems:
Aircraft and Weapon Systems	3,021	2,684
Network Systems	2,481	1,954
Support Systems	1,107	965
Launch and Orbital Systems	808	658

Total Integrated Defense Systems	7,417	6,261
Boeing Capital Corporation	307	283
Other	134	228
Accounting differences / eliminations	(229)	(211)

Sales and other operating revenues	$12,959	$12,258

Earnings (loss) from operations:
Commercial Airplanes	$352	$(112)
Integrated Defense Systems:
Aircraft and Weapon Systems	476	381
Network Systems	181	134
Support Systems	144	109
Launch and Orbital Systems	(63)	(593)

Total Integrated Defense Systems	738	31
Boeing Capital Corporation	87	(113)
Other	(104)	(118)
Accounting differences / eliminations	(70)	25
Share-based plans expense	(119)	(114)
Unallocated income (expense)	(46)	31

Earnings (loss) from operations	838	(370)
Other income/(expense), net	159	16
Interest and debt expense	(84)	(93)

Earnings (loss) before income taxes	913	(447)
Income tax (expense)/benefit	(290)	(31)

Net earnings (loss)	$623	$(478)

Effective income tax rate	31.8%	(6.9)%
Research and development expense:
Commercial Airplanes	$225	$157
Integrated Defense Systems:
Aircraft and Weapon Systems	107	78
Network Systems	60	42
Support Systems	16	15
Launch and Orbital Systems	37	48

Total Integrated Defense Systems	220	183
Other	29	21

Total research and development expense	$474	$361

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively IDS and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management (ATM). Effective April 2004 ATM will be absorbed into the Phantom Works research division which is included within Boeing Technology.

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

See Note 20 for a discussion of the BCC segment operations.

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

The ‘Accounting differences/eliminations’ caption of net earnings also includes the impact of cost measurement differences between generally accepted accounting principles and federal cost accounting standards. This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers’ Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis, the differences between workers’ compensation costs recognized under SFAS No. 5, Accounting for Contingencies, and under federal cost accounting standards, under which adjustments to prior years’ estimates of claim incurred and not reported are recognized in future periods; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under generally accepted accounting principles and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the ‘Accounting differences/eliminations’ caption.

The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Unallocated expense also includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 14.

Note 20 – Boeing Capital Corporation (BCC)

BCC, a wholly owned subsidiary, is primarily engaged in the financing of commercial and private aircraft and commercial equipment. However, in November 2003, we announced a significant change in BCC’s strategic direction, moving to a focus of supporting our major operating units and managing overall corporate exposures. Additionally, in January 2004, we announced that we are exploring strategic options for the future of BCC’s Commercial Financial Services business. We continue to explore these strategic options.

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

	Consolidated		Boeing		BCC
Three months ended March 31	2004	2003	2004	2003	2004	2003

Operations:
Sales and other operating revenues	$12,959	$12,258	$12,652	$11,975	$307	$283
Cost of products and services	(10,728)	(10,533)	(10,639)	(10,267)	(89)	(266)
BCC interest expense	(103)	(111)			(103)	(111)

	2,128	1,614	2,013	1,708	115	(94)
Operating expenses	(1,290)	(1,984)	(1,262)	(1,965)	(28)	(19)

Earnings (loss) from operations	838	(370)	751	(257)	87	(113)
Other income, net	159	16	159	16
Interest and debt expense	(84)	(93)	(84)	(93)

Earnings (loss) before income taxes	913	(447)	826	(334)	87	(113)
Income tax (expense) benefit	(290)	(31)	(259)	(80)	(31)	49

Net earnings (loss)	$623	$(478)	$567	$(414)	$56	$(64)

Three months ended March 31	2004	2003	2004	2003	2004	2003

Cash flows:
Net earnings (loss)	$623	$(478)	$567	$(414)	$56	$(64)
Operating activities adjustments	(528)	50	(580)	(94)	52	144

Operating activities	95	(428)	(13)	(508)	108	80
Investing activities	(190)	(407)	(152)	(333)	(38)	(74)
Financing activities	(588)	495	(156)	504	(432)	(9)

Net decrease in cash and cash equivalents	(683)	(340)	(321)	(337)	(362)	(3)
Cash and cash equivalents at beginning of year	4,633	2,333	3,917	1,647	716	686

Cash and cash equivalents at end of first quarter	$3,950	$1,993	$3,596	$1,310	$354	$683

	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2003	March 31, 2004	December 31, 2004

Financial Position:
Assets*	$53,800	$52,986	$41,349	$40,150	$12,451	$12,836
Debt	14,023	14,443	5,227	5,266	8,796	9,177
Equity	8,859	8,139	6,862	6,197	1,997	1,942
Debt-to-equity ratio					4.4 to 1	4.7 to 1
*	BCC’s portfolio, as of March 31, 2004, totaled $12,212 compared with $12,248 as of December 31, 2003. The difference between BCC’s total assets and portfolio is primarily cash.

Operating cash flow in the Condensed Consolidated Statements of Cash Flows includes intracompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $268 and $326 for the three months ended March 31, 2004 and 2003. Investing cash flow includes a reduction in cash for the intracompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, additions to the valuation allowance and specific impairment losses were identified. During the three months ended March 31, 2004, BCC recorded no increase to the valuation allowance. However, during the same period of 2003, BCC increased the valuation allowance by $130, resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and continued decline in aircraft and general equipment asset values. During the three months ended March 31, 2004, BCC recognized impairment charges of $13. During the three months ended March 31, 2003, BCC recognized impairment charges of $42 and charges related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. of $21.

Intracompany Guarantees

We provide BCC with certain intracompany guarantees and other subsidies. The following table provides the financial statements impact of intracompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Three months ended March 31

	2004	2003

Guarantees and asset impairments	$38	$77
Lease accounting differences	(2)
Other subsidies	11	15

	$47	$92

Included in ‘Guarantees and asset impairments’ for the three months ended March 31, 2004 and 2003, was an increase in the customer financing valuation allowance of $34 and $30 resulting from guarantees provided to BCC. There were no additional asset impairments and other charges for the three months ended March 31, 2004. However, there were charges of $28 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases, and the renegotiation of leases for the three months ended March 31, 2003.

Note 21 – Subsequent Event

In April 2004, we received notice of approved federal income tax refunds totaling $222 (of which $154 represents interest). The refunds related to a settlement of the 1983 through 1987 tax years. This event resulted in a $98 increase to net earnings for the quarter ended March 31, 2004.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, price escalation, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the U.S. Department of Defense (DoD); the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; factors that could result in significant and prolonged disruption to air travel worldwide (including future terrorist attacks); any additional impacts from the attacks of September 11, 2001; global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, including uncertainty regarding government funding of certain programs; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003.

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

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and Air Traffic Management (ATM). Effective April 2004, ATM will be absorbed into Phantom Works research division which is included within Boeing Technology.

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

BCC is primarily engaged in the financing of commercial and private aircraft and commercial equipment. However, on November 12, 2003, we announced that we will refocus our strategic direction to concentrate on supporting the operations of our business units. On January 15, 2004, we also announced additional steps consistent with our new strategy including the evaluation of strategic alternatives related to BCC’s commercial equipment finance group. We continue to explore these strategic alternatives.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. ATM develops new approaches to a global solution to address air traffic management issues. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$12,959	$12,258
Operating Earnings (Loss)	$838	$(370)
Operating Margins	6.5%	(3.0)%
Net Earnings (Loss)	$623	$(478)
Effective Income Tax Rate	31.8%	(6.9)%

	March 31 2004	December 31 2003

Contractual Backlog	$103,803	$104,812
Unobligated Backlog	$44,235	$50,564

Revenues

Higher revenues for the three months ended March 31, 2004 when compared to the same period in 2003 were primarily due to increased growth in IDS revenues of approximately $1.2 billion. The increase in IDS revenues was primarily due to strong growth in our Network Systems segment, specifically due to increased activity in Future Combat Systems, Proprietary and Airborne Command and Control programs. In addition, our Aircraft and Weapon Systems revenues increased due to volume increases in the F/A-18, Joint Direct Attack Munitions (JDAM), F/A-22 and rotorcraft. These increases in revenues, however, were offset by a decrease in the Commercial Airplanes segment of $367 million. The decrease in Commercial Airplanes revenues was primarily due to lower airplane services and used aircraft sales volume. While deliveries of commercial jet aircraft increased when compared to first quarter of 2003, revenues from commercial jet aircraft deliveries remained flat since there was a change in the model mix which was skewed towards the lower priced narrow-body airplanes. In addition, the Other segment revenues decreased by approximately $100 million due to the delivery of six 717 model aircraft to Air Tran Holdings, Inc. during the three months ended March 31, 2003. There were no such deliveries in 2004.

Operating Earnings

Operating earnings increased for the three months ended March 31, 2004 when compared to the same period in 2003. During the three months ended March 31, 2003, we recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS. Excluding the goodwill impairment charge, our operating earnings increased by $295 million when compared to the three months ended March 31, 2003. In addition, operating earnings improved due to a $193 million decrease in asset impairment charges and valuation reserves related to customer and commercial financing assets, which were recorded by BCC and the Other segment, when compared to the same period in 2003. Furthermore, operating earnings reflected improved cost performance in the Commercial Airplanes segment. However, these improvements to operating earnings were mitigated by increased research and development expenses and increased pension expense of $114 million. For the three months ended March 31, 2004, we had pension expense, compared to pension income for the three months ended March 31, 2003, due to negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods.

Net Earnings

The increase in net earnings for the three months ended March 31, 2004 when compared to the same period in 2003 resulted from higher operating earnings, and the receipt of interest related to our income tax refunds discussed below.

Income taxes

Income tax expense for the three months ended March 31, 2004 was $290 million, or an effective tax rate of 31.8% of pre-tax earnings, compared with an income tax expense of $31 million, or an effective tax rate of (6.9)% of pre-tax loss, for the same period in 2003. The effective income tax rate differed from the Federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extra Territorial Income (ETI) exclusion tax benefits, tax credits, and state income taxes. The effective income tax for the three months ended March 31, 2003 was also impacted by the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

Income taxes have been settled with the Internal Revenue Service (IRS) for all years through 1981, and IRS examinations have been completed through 1997. During the three months ended March 31, 2004, we received federal tax refunds totaling $145 million (of which $40 million represents interest). Of the total refunds received, $142 million related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, which we merged with on August 1, 1997. The remaining balance related to the 1985 tax year. These refunds were accrued as of December 31, 2003.

In April 2004, we received notice of approved federal income tax refunds totaling $222 million (of which $154 million represents interest). The refunds related to a settlement of the 1983 through 1987 tax years. This event resulted in a $98 million increase to net earnings for the three months ended March 31, 2004. We believe adequate provisions for all outstanding issues have been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The decrease in contractual backlog during the three months ended March 31, 2004 relates to higher delivery volume on all airplane programs relative to new orders in the Commercial Airplanes segment, sales in the Network Systems segment, and a termination for convenience on a commercial satellite in the L&OS segment. These decreases in backlog were partially offset by increases in backlog attributable to the C-17 and JDAM programs in the A&WS segment and a C-17 program award in the Support Systems segment.

Unobligated backlog decreased by approximately $6.3 billion for the three months ended March 31, 2004. This decrease is primarily attributable to the termination of the RAH-66 Comanche program and funding of the C-17 program.

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

Cash flow summary

	Three months ended March 31

(Dollars in millions)	2004	2003

Net earnings (loss)	$623	$(478)
Non-cash items	597	1,597
Changes in working capital	(1,125)	(1,547)

Net cash (used)/provided by operating activities	95	(428)
Net cash used by investing activities	(190)	(407)
Net cash (used)/provided by financing activities	(588)	495

Net decrease in cash and cash equivalents	(683)	(340)
Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of first quarter	$3,950	$1,993

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the three months ended March 31, 2004, our investment in working capital increased. This increase is primarily due to $1.0 billion of discretionary pension contributions made in 2004 (see below discussion on pensions). Other items contributing to the increase in investment in working capital include:

•	an increase in inventory resulting from a build up at IDS to support production work for the C-17, partially offset by a decrease in Commercial Airplanes inventory driven by the downturn in the commercial aviation market, which has resulted in less demand for the production of commercial aircraft,

•	an increase in advances at IDS for the F-15 Korea and Apache, partially offset by reduced advance payments at Commercial Airplanes due to reduced orders as a result of the depressed commercial aviation market, and

•	a change in income taxes payable related to the tax refund received and tax expense related to current earnings.

Net cash provided by operations includes intracompany cash of $0.3 billion for the three months ended March 31, 2004 and 2003 resulting from the sale of aircraft for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

The 2004 minimum required pension contributions are expected to be approximately $100 million. However, we elected to contribute $1.0 billion during the three months ended March 31, 2004, to six of our defined benefit plans to enhance funding positions of the plans. We may contribute further to our plans in 2004, and are evaluating an additional discretionary contribution of up to $1 billion in the near term.

For discussion of income tax refunds refer to Consolidated Results of Operations—Income taxes (page 34).

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. Most of the growth in customer financing was financed by BCC’s cash flow for the three months ended March 31, 2004. As of March 31, 2004, we have outstanding irrevocable commitments of approximately $1.5 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 17.

Cash used for investing activities for the three months ended March 31, 2004 was less than the comparable period in 2003. For the three months ended March 31, 2004, we did not make any acquisitions; during the same period of 2003, we acquired Conquest. Additionally, for the three months ended March 31, 2004 the value of the BCC portfolio declined, which is consistent with the announcement to change their strategic direction.

Financing activities

There were no debt issuances during the three months ended March 31, 2004. For the three months ended March 31, 2003, we received proceeds of $1.0 billion related to our September 13, 2002 shelf registration. There were no share repurchases in the three months ended March 31, 2004 and 2003.

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

Capital Resources

Boeing and BCC each have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of March 31, 2004, we have no outstanding commercial paper issuances.

Our total debt obligation is $14.0 billion and is primarily unsecured. Debt obligation includes $8.8 billion held at BCC. The remaining $5.2 billion of debt includes $0.5 billion relating to non-recourse debt as described in Note 14 of our 2003 Annual Report on Form 10-K.

We have additional substantial borrowing capability. Currently, we have $4.0 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 12. BCC has $4.8 billion that remains available from shelf registrations filed with the Securities and Exchange Commission (SEC). We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

On March 23, 2004, we filed a shelf registration with the SEC for $1.0 billion for the issuance of debt securities and underlying common stock.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

Airline industry environment

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001.

Overall during the first months of 2004, economic growth in all regions was positive. Both productivity and business spending were on the rise. Monthly traffic levels were at or above traffic levels carried by the airlines in 2000. The world’s airlines are expected to collectively generate a small profit in 2004, led by the low-cost carriers in the U.S. and Europe. European network airlines are expected to show better results than their U.S. counterparts for their fiscal year end. Likewise, Asian airlines are expected to fare better overall than their U.S. counterparts because traffic to and from Asia has nearly rebounded to pre-Severe Acute Respiratory Syndrome (SARS) levels. This outlook continues to be uncertain as world oil and fuel prices remain above long-term levels. High fuel prices are now expected to result in losses among the large U.S. network carriers that could offset profits generated elsewhere. Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 SARS outbreak in Asia, new armed conflict, and/or terrorist attacks all represent threats to the airline industry’s recovery.

On April 26, 2004, our Board of Directors approved the formal launch of the 7E7 program. The launch customer, All Nippon Airways, has placed an order for 50 7E7s, the largest launch order in history for one of our new commercial jet aircraft. Production of the 7E7 will begin in 2006, with entry into service targeted for 2008.

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

The worldwide market for commercial jet aircraft is predominately driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to- government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

We continue to explore strategic options related to our operations at Wichita, Tulsa and McAlester sites.

Operating Results

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$5,330	$5,697
% of Total Company Revenues	41%	46%
Operating Earnings (Loss)	$352	$(112)
Operating Margins	6.6%	(2.0)%

	March 31 2004	December 31 2003

Contractual Backlog	$62,224	$63,929

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. The decline in revenue for the three months ended March 31, 2004 when compared to the same period in 2003, was primarily attributable to lower airplane services and used aircraft sales volume.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, was as follows:

	Three months ended March 31

Model	2004		2003

717	3	(3)	3	(2)
737 Next-Generation	55		41
747	5		6
757	4		5
767	1	(1)	9	(1)
777	8		7

Total	76		71

The cumulative number of commercial jet aircraft deliveries was as follows:

Model	March 31 2004	December 31 2003

717	128	125
737 Next-Generation	1,475	1,420
747	1,343	1,338
757	1,040	1,036
767	917	916
777	471	463

The undelivered units under firm order* were as follows:

Model	March 31 2004	December 31 2003

717	19	22
737 Next-Generation	785	800
747	30	32
757	9	13
767	24	25
777	153	159

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

Operating earnings

The increase in operating earnings for the three months ended March 31, 2004 when compared to the same period in 2003 was primarily due to a goodwill impairment charge of $341 million during the three months ended March 31, 2003 and improved cost performance, partially offset by increased research and development expense, lower airplane services and used aircraft sales volume.

Accounting quantity

For each airplane program, we estimate the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. We refer to this estimate as the “accounting quantity.” The accounting quantity for each program is a key determinant of gross margins we recognize on sales of individual airplanes throughout the life of a program. See Note 1 of our 2003 Annual Report on Form 10-K for a discussion of Program Accounting. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

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

There were no changes to the program accounting quantities during the three months ended March 31, 2004.

The program accounting quantities as of March 31, 2004 and December 31, 2003 were as follows:

Model	Accounting Quantity

717	148
737 Next-Generation	2,200
747	1,388
757	1,050
767	975
777	650

Due to ongoing market uncertainty for the 717 aircraft, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of March 31, 2004, the majority of the remaining undelivered units of the 717 program consisted of 11 units to be delivered to a single customer. Due to the customer’s uncertain financial condition, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of March 31, 2004, remained realizable.

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. We continue to aggressively market the 717 aircraft. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $400 million.

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

	717	737 Next- Generation	747	757	767	777

March 31, 2004
Cumulative firm orders (CFO)	147	2,260	1,373	1,049	941	624
Anticipated orders	N/A	N/A	14	N/A	32	26
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	4%
December 31, 2003
Cumulative firm orders	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries (see table on page 39) plus undelivered units under firm order (see table on page 39). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

The Department of Defense (DoD) is currently reviewing the United States Air Force (USAF)/Boeing agreement for the purchase/lease combination of 100 767 Tankers. On February 4, 2004, the Secretary of Defense asked for the completion of key reports from the Defense Science Board and the DoD Inspector General. The key reports are expected to be completed in May 2004. On February 20, 2004, we announced that we will slow development efforts on the USAF 767 Tanker program. This slow down will result in the redeployment and layoff of labor resources in order to continue working on only the critical path items to reduce company spending until the DoD reviews are complete. Subsequent to March 31, 2004, the Inspector General’s report on the 767 Tanker Program was released. Although some concerns were raised, the report found no wrongdoing by the Company on any aspect of the investigation. Our current expectation is that it is probable we will receive the USAF Tanker order in 2004. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2005. This anticipated order, which has a significant positive impact on the 767 program, has been incorporated into our program accounting estimates to the extent the aircraft fall within the current accounting quantity. Approximately 40% of the remaining deliveries in the current accounting quantity on the 767 program relate to the anticipated USAF tanker order. Based on the forecasted delivery schedule and production rates, the majority of these aircraft fall beyond the current accounting quantity.

In order to meet the USAF’s proposed schedule for delivery, as of March 31, 2004 we have incurred inventoriable precontract costs of $138 million, which consisted of $115 million related to development costs and $23 million related to spending on one in-production aircraft. If the order is not received, we would also incur supplier termination charges of $46 million. The inventoriable development costs are being deferred based on our assessment that it is probable the contract will be received. If the contract is not received, these costs will be charged to expense and we would likely incur additional costs to reconfigure the in-production aircraft to a non-USAF Tanker configuration. This would result in a significant reduction to the 767 accounting quantity and would have a material negative impact to the program’s gross margin, and may impact the continuation of the 767 program. (See IDS 767 Tanker Program section for a discussion regarding the consolidated impact).

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of March 31, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	March 31 2004	December 31 2003

Deferred production costs	$915	$837
Unamortized tooling	$554	$582

As of March 31, 2004 and December 31, 2003, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

Backlog

Contractual firm backlog for the Commercial Airplanes segment excludes customers we deem to be high risk or in bankruptcy as of the reporting date. The decline in backlog during the three months ended March 31, 2004 represents higher delivery volume on all airplane programs relative to new orders due to the decline in the commercial aviation market. March 31, 2004 backlog does not include the anticipated order of 100 767 Tankers from the USAF. This order is anticipated to become a firm contract in 2004.

INTEGRATED DEFENSE SYSTEMS

Business Environment and Trends

IDS is comprised of four reportable segments, which include A&WS, Network Systems, Support Systems and L&OS. The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems segments), homeland security (Network Systems), civil space transportation and exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, the primary customers of IDS are the DoD for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the civil space transportation and exploration market, and the U.S. Government and commercial satellite service providers for the launch and satellites market. Since the trends associated with these markets impact IDS opportunities and risks in unique ways, the various environmental factors for each are discussed individually below.

Defense environment overview

The DoD represents nearly 50% of the world’s defense budget. The current defense environment is characterized by transformation and change in the face of shrinking force structure, aging platforms, and a level of operations and engagements worldwide that will remain high for the foreseeable future. The current environment is also heavily influenced by the continuing war on terrorism and the need to bring new technologies to assist the warfighter. The United States’ leadership in the global war on terrorism demonstrates the value of networked intelligence, surveillance and communications, interoperability across platforms, services and forces, and the leveraging effects of precise, persistent, and selective engagement. The significance and advantage of unmanned systems to perform many of these tasks is growing. These experiences are driving the DoD, along with militaries worldwide, to transform their forces and the way they operate. Network-centric warfare is at the heart of this transformation.

As evidenced by President Bush’s fiscal year 2005 budget request, we continue to see near-term growth in the DoD budget and a focus on transformation that will provide opportunities for IDS products in the future. However, with a weak global economy and anticipated federal budget deficits, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. Along with this, we are already seeing the need for the military to make difficult choices between programs in an effort to support their highest priority. Programs will be continually evaluated with program performance and relevancy to the overall DoD vision as the measures for continuation or cancellation.

Military transformation

The defense transformation is evidenced by a trend toward smaller, more capable, interoperable, and technologically advanced forces. To achieve these capabilities, a transformation in acquisition is underway with an increasing trend toward early deployment of initial program capabilities followed by subsequent incremental improvements, cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services.

Institutions and events continue to shape the defense industrial environment. The DoD’s implementation of a new Joint Capabilities Integration and Development Systems organization and process, along with revisions to the Defense Acquisition System, Program Planning Budgeting and Execution processes and the establishment of the Office of Force Transformation, has created a durable institutional foundation for continued transformation. Operations in the continuing global war on terrorism reaffirm the need for the rapid projection of decisive combat power around the world and emphasize the need for new capabilities and solutions for the warfighter. They also highlight the need for improved logistics and stability operation capabilities at completion of hostilities. Toward that end, the DoD is fully committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities.

Missile Defense

Another significant area of growth and transformation are the efforts being made in missile defense. Funding for the missile defense market is primarily driven by the U.S. Government Missile Defense Agency (MDA) budget. The primary thrusts in this market are the continued development and deployment of theater missile defense systems and the Ground-based Midcourse Defense (GMD) program. The overall MDA missile defense budget for 2004 is approximately $9 billion.

Over the past year, emphasis has been placed on meeting President Bush’s call to deploy a national missile defense capability by late 2004. Congress demonstrated support for this effort as the funding for deployment has remained a top MDA budget priority. Through our leadership position on the Missile Defense National Team and our prime contractor role on the GMD segment program and on the Airborne Laser program, IDS is positioned to maintain its role as MDA’s number one contractor.

Defense Competitive Environment

The global competitive environment continues to intensify, with increased focus on the U.S. defense market, the world’s largest and most attractive. IDS faces strong competition in all market segments, primarily from Lockheed Martin, Raytheon, and Northrop Grumman. BAE Systems and EADS continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

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

Homeland Security Environment

The terrorist attacks on our nation on September 11, 2001 left a permanent impact on our government and the people and industries supporting it. President Bush issued an executive order establishing an Office of Homeland Security and Governor Tom Ridge became the first Secretary of the Department of Homeland Security in January 2003. The Department of Homeland Security became official in March 2003 and the year 2003 was characterized by significant U.S. Government transformational and organizational challenges. Positions are being filled, organizational alignment is ongoing, and procurement practices are evolving. It is important to realize that this new department has been formed from existing agencies and their budgets, and therefore a large portion of the near-term budget is committed to heritage programs and staffing. Until some of these existing commitments are complete, funding for new opportunities will represent a small share of the overall Department of Homeland Security budget. We expect Homeland Security to be a stable market with minimal growth and emphasis being placed on Information Analysis and Infrastructure Protection.

President Bush requested $36.2 billion in the fiscal year 2004 budget request to support the Department of Homeland Security. Specifically, $18.1 billion of this request is allocated to support the strategic goals of improving border security and transportation security. This area includes initiatives such as the Explosive Detection System (EDS) program, Container Security Initiatives, and technology investments for non-intrusive inspection technology. Only 50% of the federal spending on homeland security is within the newly formed Department of Homeland Security. Other federal agencies such as the DoD still have homeland security and homeland defense funding under their direction. IDS will continue to leverage our experience as the systems integrator on the EDS program, our aviation heritage and our Integrated Battlespace and network-centric operations expertise and capabilities into the Homeland Security marketplace.

The Bush Administration requested $40.2 billion in the fiscal year 2005 budget request to support the Department of Homeland Security. This request is a 10% increase compared to the fiscal year 2004 request and exhibits the Bush Administration’s continued commitment to homeland security.

Civil Space Transportation and Exploration Environment

The total NASA budget is expected to remain relatively flat over the next ten years, but it is forecasted that this budget will see a change in direction and emphasis. President Bush’s vision for exploration will not require large budget increases in the near-term. Instead, it will bring about a sustained focus over time and reorientation of NASA’s programs. The funding added for exploration will total about $12 billion over the next five years. Most of this funding will be reallocated from existing areas as NASA reprioritizes to accomplish the President’s vision. The President has requested an additional $1 billion for NASA’s existing five-year plan, or on average $200 million per year. We believe this allocation will be more significant in the first three years of the plan than the later two. The establishment of this new vision will provide great opportunities for industry to develop new technologies and operational concepts to take human beings beyond low-earth-orbit. IDS, with our strong heritage in the development of space systems and our expertise in the area of human space flight, including the Space Shuttle and the International Space Station; is well positioned to work with and support our customer in accomplishing their goals. IDS will continue its work on the Space Shuttle and International Space Station programs along with development of critical technologies such as rocket propulsion and life support systems to prepare to meet the challenge of returning to the Moon and exploring the Solar System.

Launch and Satellite Environment

The commercial space market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. This market is now characterized by overcapacity, aggressive pricing and limited near-term opportunities. Recent projections indicate these market conditions will persist until the end of this decade. We believe there will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services as compared to the high points of the early to mid-1990s. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities, where the customer values our technical expertise and unique solutions. However, we will not pursue commercial satellite orders or launch contracts at a loss, and given the current pricing environment, we have decided, for the near-term, to focus our Delta IV program on the government launch market, which we believe is a more stable market.

Inherent business risks

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and Homeland Security. Similar government authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience, we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default, generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

On February 23, 2004, the U.S. Government announced plans to terminate, for convenience, the RAH-66 Comanche contract. Boeing and United Technologies each have a 50% contractual relationship in the program. On March 19, 2004, the U.S. Government provided a written stop-work order and termination for convenience notification. Over the next few months, a termination proposal will be submitted and negotiated with the U.S. Government. The program represents less than 1% of the Company’s projected revenues for 2004.

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

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Departments of State and Defense. The policies of some international customers require “industrial participation” agreements, which are discussed more fully in the “Disclosures about contractual obligations and commitments” section in our 2003 Annual Report on Form 10-K.

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

767 Tanker Program

The DoD is currently reviewing the USAF/Boeing agreement for the purchase/lease combination of 100 767 Tankers. On February 4, 2004, the Secretary of Defense asked for the completion of key reports from the Defense Science Board and the DoD Inspector General. The key reports are expected to be completed in May 2004. On February 20, 2004, we announced that we will slow development efforts on the USAF 767 Tanker program. This slow down will result in the redeployment and layoff of labor resources in order to continue working on only the critical path items to reduce company spending until the DoD reviews are complete. Our current expectation is that it is probable we will receive the USAF Tanker order in 2004. In the event the program is not approved, we would write-off tanker-related capitalized costs, and incur supplier termination charges. On a consolidated basis, our potential termination charges would be $270 million as of March 31, 2004, consisting of $184 million related to the Commercial Airplanes segment, and $86 million related to the A&WS segment. Our consolidated potential termination charge could reach approximately $300 million by June 30, 2004. (See Commercial Airplanes Accounting Quantity section for related discussion). Additionally, the outcome of the USAF proposal could also have an adverse impact on our margins associated with Italian and Japanese tanker contracts. Subsequent to March 31, 2004, the Inspector General’s report on the 767 Tanker Program was released. Although some concerns were raised, the report found no wrongdoing by The Boeing Company on any aspect of the investigation.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the three months ended March 31, 2004, the venture conducted one successful launch with precision payload delivery in orbit. The venture continues to aggressively manage its cost structure.

We have previously issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners, and have collateral rights to certain assets of the venture. We believe our total maximum exposure to loss from Sea Launch totals $226 million, taking into account recourse from other venture partners and estimated proceeds from collateral. The components of this exposure include $190 million ($818 million, net of $428 million in established reserves and $200 million in recourse from partners) of other assets and advances, $24 million for potential subcontract termination liabilities, and $12 million ($30 million net of $18 million in recourse from partners) of exposure related to performance guarantees provided by us to a Sea Launch customer. We also have outstanding credit guarantees with no net exposure ($513 million, net of $308 million in recourse from partners and $205 million in established reserves). We made no additional capital contributions to the Sea Launch venture during the three months ended March 31, 2004.

Delta IV

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. In June 2003, Lockheed Martin filed a lawsuit against us and the three individual former employees arising from the same facts. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse effect on our financial position. In addition, on July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. We are in discussion with the Air Force over a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal investigation. The Delta IV is reported in the L&OS segment.

The cost estimates for the Delta II and Delta IV programs are based, in part, upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. The Mission Manifest represents management’s best estimate of the launch services market, taking into account all known information. Due to the volatility of the government launch market, and the current suspension, as described in Note 18, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore the financial performance of the Delta Programs.

Satellites

Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As is standard for this industry these programs are also fixed price in nature. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. We believe we have appropriately estimated costs to complete these contracts. However, if a major event arises, it could result in a material charge. While these programs are on-going, we believe the cost estimates reflected in the March 31, 2004 financial statements are adequate. The technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger Termination for Default (TFD) provisions or other financially significant exposure. In 2004, we have two commercial satellite contracts that could expose us to the risk of contract TFD notification. These two contracts have TFD risks in the third and fourth quarters of 2004 of $225 million and $502 million; respectively. Management believes a TFD notification for both of these contracts is not likely to result in a material financial impact due to the continuing production and contractual efforts in process. Our satellite programs are reported in either the Network Systems or L&OS segments.

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

Contract Accounting

Contract accounting is used predominately by the segments within IDS. The majority of business conducted in these segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs at the completion of each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

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

The development of cost of sales percentages involves procedures and personnel in all areas that provide financial, technical, or production information on the status of contracts. Estimates of each significant contracts sales and costs are reviewed and reassessed quarterly. Any changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which changes are made. Due to the size and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Assumptions are made regarding the length of time to complete each contract because estimated costs also include expected changes in wages, prices for materials, fixed costs, and other costs.

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

Operating Results

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$7,417	$6,261
% Of Total Company Revenues	57%	51%
Operating Earnings	$738	$31
Operating Margins	10.0%	0.5%

	March 31 2004	December 31 2003

Contractual Backlog	$41,579	$40,883

Revenues

IDS revenues increased over 18% for the three months ended March 31, 2004 when compared to the same period in 2003. The increase was primarily driven by increased F/A-18 aircraft deliveries, Joint Direct Attack Munitions (JDAM) deliveries and Apache and Chinook volume in A&WS; increased volume in Missile Defense and Integrated Battlespace with its Proprietary billings and Airborne Command and Control programs and the ramp up of the Future Combat Systems program in Network Systems; increased volume in Supply Chain Services, and Maintenance and Modification in Support Systems; and revenues associated with a commercial satellite contract termination for convenience in L&OS.

Operating Earnings

IDS earnings increased due to the higher revenues throughout all four reporting segments along with strong performance due to on-going program performance in the A&WS and Support Systems segments. Operating earnings for the three months ended March 31, 2003 were impacted by a goodwill impairment charge of $572 million triggered by the reorganization of the Military Aircraft and Missile Systems and Space and Communications segments into IDS under Statement of Financial Accounting Standards (SFAS) No. 142 against the L&OS segment.

Backlog

The increase in contractual backlog of 2% from December 31, 2003 to March 31, 2004 was attributed to the C-17 and JDAM programs in A&WS. This was partially offset by sales of F-15 and F/A-18 aircraft. The Support Systems Segment also contributed to the increase in backlog, with its C-17 Support program award. Network Systems saw a decrease in backlog due to sales from the Ground-based Midcourse Defense program partially offset by awards from their Air Force Space and Boeing Australia programs. The Termination for Convenience on a commercial satellite by the customer decreased backlog for the L&OS segment, this was partially offset by awards in the International Space Systems and Propulsion and Power businesses.

Aircraft & Weapon Systems

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$3,021	$2,684
% Of Total Company Revenues	23%	22%
Operating Earnings	$476	$381
Operating Margins	15.8%	14.2%

	March 31 2004	December 31 2003

Contractual Backlog	$20,185	$19,352

Revenues

A&WS increase in revenues for the three months ended March 31, 2004 when compared to the same period in 2003 was primarily driven by increased aircraft deliveries on F/A-18 E/F, increased Apache and Chinook volume, and increased JDAM deliveries, partially offset by decreased aircraft deliveries on T-45TS and C-40A programs.

Deliveries of units for principal production programs (New Build Aircraft only) were as follows:

	Three months ended March 31

	2004	2003

C-17 Globemaster	5	5
F/A-18E/F Super Hornet	13	11
T-45TS Goshawk	2	4
F-15E Eagle	1	1
CH-47 Chinook	0	0
C-40A Clipper	0	1
AH-64 Apache	0	0

Operating Earnings

A&WS earnings for the three months ended March 31, 2004 when compared to the same period in 2003 reflect the increased revenues and strong performance on major production programs, while continuing to invest in our 767 Tanker program. The three months ended March 31, 2003 benefited from a $30 million favorable adjustment on the F-15 Eagle program attributable to program charges taken in 1999.

Backlog

The increase in contractual backlog of 4% from December 31, 2003 to March 31, 2004 was primarily attributed to the C-17 and JDAM programs. This increase was partially offset by sales of the F-15 and F/A-18 aircraft.

Network Systems

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$2,481	$1,954
% Of Total Company Revenues	19%	16%
Operating Earnings	$181	$134
Operating Margins	7.3%	6.9%

	March 31 2004	December 31 2003

Contractual Backlog	$11,405	$11,715

Revenues

Network Systems increase in revenues for the three months ended March 31, 2004 when compared to the same period in 2003 was driven primarily by increased volume in the Missile Defense and Integrated Battlespace markets, with its Proprietary and Airborne Command and Control programs and the ramp up of the Future Combat Systems program. We expect to continue to see revenue growth in this segment.

Operating Earnings

Network Systems operating earnings increased for the three months ended March 31, 2004 when compared to the same period in 2003. This increase was consistent with revenue volume in the Integrated Battlespace and the Missile Defense markets partially offset by the impact of cost growth on a fixed-price military satellite program and performance issues on a Missile Defense program.

Backlog

The decrease in contractual backlog of 3% from December 31, 2003 to March 31, 2004 was primarily attributed to sales from the Ground-based Midcourse Defense program. This was partially offset by awards in the Air Force Space and Boeing Australia programs.

Support Systems

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$1,107	$965
% Of Total Company Revenues	9%	8%
Operating Earnings	$144	$109
Operating Margins	13.0%	11.3%

	March 31 2004	December 31 2003

Contractual Backlog	$6,456	$5,882

Revenues

Support Systems increase in revenues for the three months ended March 31, 2004 when compared to the same period in 2003 was due to higher volume in Supply Chain Services, Modification & Upgrades, and Maintenance & Modification, offset by reduced volume in Contractor Logistics Support and Services.

Operating Earnings

Support Systems earnings for the three months ended March 31, 2004 when compared to the same period in 2003 reflect the increased revenues and performance improvements in Maintenance & Modification, and Training Systems & Services.

Backlog

The increase in contractual backlog of 10% from December 31, 2003 to March 31, 2004 was primarily attributed to the C-17 support program award. Support Systems also saw an increase in backlog due to miscellaneous awards in Training Systems and Services and Contractor Logistics Support and Services.

Launch & Orbital Systems

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$808	$658
% Of Total Company Revenues	6%	5%
Operating Earnings	$(63)	$(593)
Operating Margins	(7.8)%	(90.1)%

	March 31 2004	December 31 2003

Contractual Backlog	$3,533	$3,934

Revenues

L&OS increased revenues for the three months ended March 31, 2004 when compared to the same period in 2003 was primarily driven by milestone completions on our commercial satellite programs and revenues associated from a favorable termination for convenience settlement on a commercial satellite program, partially offset by decreased Delta revenues due to fewer launches.

Deliveries of production units were as follows:

	Three months ended March 31

	2004	2003

Delta II	0	1
Delta IV	0	1
BSS Satellites	1	1

Operating Earnings

Operating earnings for the three months ended March 31, 2004 when compared to the same period in 2003 were primarily driven by cost growth on commercial satellite programs, a provision established for excess satellite inventory and continued Company Sponsored Research & Development (CSR&D) in the Delta IV launch vehicle, partially offset by a favorable termination for convenience settlement on a commercial satellite program. Operating earnings for the three months ended March 31, 2003 were impacted by a goodwill impairment charge of $572 million triggered by the reorganization of the Military Aircraft and Missile Systems and Space and Communications segments under SFAS No. 142. Excluding the impact of SFAS No. 142, first quarter of 2003 results were ($21) million and (3.1%).

We are a 50-50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our proportionate share of joint venture earnings is recognized as income. Included in the L&OS operating earnings for the three months ended March 31, 2004 were $10 million compared to $13 million for the three months ended March 31, 2003.

Backlog

The decrease in contractual backlog of 10% from December 31, 2003 to March 31, 2004 was primarily attributed to the termination for convenience of a commercial satellite by the customer. This decrease was partially offset by awards in the International Space Systems and Propulsion and Power businesses.

BOEING CAPITAL CORPORATION

Business Environment and Trends

In November 2003, we announced a significant change in BCC’s strategic direction, moving from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall corporate exposures. For our commercial aircraft market, BCC will facilitate, arrange and provide financing to Commercial Airplanes’ customers. For our space and defense markets, BCC will primarily arrange and structure financing solutions for IDS’s government customers. In addition, BCC will enhance its risk management activities to reduce exposures associated with the current portfolio. BCC expects to satisfy any external funding needs through access to traditional market funding sources.

BCC competes in the commercial equipment leasing and finance markets, primarily in the United States, against a number of competitors, mainly larger leasing companies and banks. BCC’s Commercial Financial Services’ portfolio encompasses multiple industries and a wide range of equipment, including corporate aircraft, machine tools and production equipment, containers and marine equipment, chemical, oil and gas equipment and other equipment types. Historically, approximately 20% of BCC’s portfolio was related to commercial equipment leasing and financing activities. In January 2004, we announced that we are exploring strategic alternatives for the future of BCC’s Commercial Financial Services business. The alternatives being examined include a sale of the operation itself, sale of the portfolio or a phased wind-down of the existing portfolio. We have no fixed timetable for determining the future of this business and continue to explore these strategic alternatives.

Refer to discussion of the airline industry environment in the Commercial Airplanes Business Environments and Trends.

Aircraft values and lease rates are also being impacted by the number and type of aircraft that are currently out of service due to overcapacity. Approximately 2,000 aircraft (12% of world fleet) are currently parked, including aircraft types in production. In years prior to 2001, the out of service fleet was approximately 4% to 6% of the world fleet, which was mainly comprised of aircraft that were out of production. In general, aircraft values and lease rates should improve as aircraft are returned to service.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 program in late 2004; however, we will continue to support the aircraft. While we continue to believe in the utility and marketability of the 757, we are unable to predict how the end of production, as well as overall market conditions, may impact 757 collateral values. As of March 31, 2004, $1.5 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. Should the 757 suffer a significant decline in utility and market acceptance, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. Also, BCC may experience a decline in rental rates, which could result in additional impairment charges on operating lease aircraft. While BCC is unable to determine the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on BCC’s earnings and/or financial position.

Due to ongoing market uncertainty for 717 aircraft, possible material exposures exist related to the 717 program. (See Commercial Airplanes segment discussion). As of March 31, 2004, $2.3 billion of BCC’s portfolio was collateralized by 717 aircraft. We are unable to predict how the possible end of production, as well as overall market conditions, would impact 717 collateral values. In the event of a program termination decision, the aircraft’s collateral values may decline resulting in an increase to the allowance for losses on receivables. This could lead to a potential material adverse effect on BCC’s earnings and/or financial position.

As of March 31, 2004, there were $253 million of assets, principally commercial aircraft that were held for sale or release at BCC, of which $87 million had a firm contract to sell or place on lease. Additionally, approximately $272 million of BCC’s assets are currently scheduled to come off lease in the next twelve months and become subject to replacement into the market. The inability of BCC to sell or place these assets into a revenue-generating service could pose a potential risk to results of operations.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of March 31, 2004. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows or financial position.

United Airlines (United) accounted for $1.2 billion (9.5%) of BCC’s total portfolio as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the United portfolio was secured by security interests in two 767s and 13 777s and by an ownership and security interest in five 757s. As of March 31, 2004, United was BCC’s second largest customer. United filed for Chapter 11 bankruptcy protection on December 9, 2002. During 2003, BCC completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767s and 13 777s were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757s in which BCC holds an ownership and security interest were revised in a manner that reclassified these leases as operating leases. Additionally, BCC previously assigned to a third party the rights to a portion of the lease payments on these five 757s. As a result of this lease restructuring, BCC recorded operating lease equipment with a value of $84 million and non-recourse debt of $42 million (representing the obligation attributable to the assignment of future lease proceeds) at the time of lease restructuring. As of March 31, 2004, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by virtue of operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft BCC financed are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans revert to the original terms, which are generally less favorable to United. United would retain its right under Chapter 11 to return the aircraft in the event of a reversion to the original lease and loan terms.

American Trans Air Holdings Corp. (ATA) accounted for $730 million and $743 million (6.0% and 6.1%) of BCC’s total portfolio as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the ATA portfolio included 12 757s and an investment in mandatory redeemable preferred stock. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. During 2003, BCC agreed to restructure certain outstanding leases by extending their terms and deferring a portion of ATA’s rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. ATA was obligated to meet certain requirements as a condition for the terms of the restructured leases to remain in effect. These requirements included the completion of an exchange offering on its publicly traded debt, which would result in a deferral of the principal debt maturity date. ATA satisfied those requirements on January 30, 2004.

Hawaiian Holdings, Inc. (Hawaiian) accounted for $485 million and $509 million (4.0% and 4.2%) of BCC’s total portfolio as of March 31, 2004 and December 31, 2003. As of March 31, 2004, the Hawaiian portfolio primarily consisted of 11 717s and three 767s. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. BCC agreed to permit Hawaiian to return two 717s. These 717s were leased to a third party in the first quarter of 2004. In February 2004, BCC filed in court, as a co-proponent with the Corporate Recovery Group (CRG), a Hawaiian plan of reorganization, which would include among other things a revision of their lease terms resulting in a substantial decrease in their rentals from Hawaiian. Taking into account the specific reserves for the Hawaiian receivables, BCC does not expect that the transactions with Hawaiian will have a material adverse effect on their earnings, cash flows or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on BCC’s earnings, cash flows or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Summary Financial Information

	Three months ended March 31

(Dollars in millions)	2004	2003

Revenues	$307	$283
% of Total Company Revenues	2%	2%
Operating Earnings	$87	$(113)
Operating Margins	28.3%	(39.9)%

	March 31 2004	December 31 2003

Portfolio	$12,212	$12,248
% of Portfolio in Valuation Allowance	4.7%	4.7%
Debt	$8,796	$9,177
Debt-to-Equity Ratio	4.4-to-1	4.7-to-1

Revenues

BCC segment revenues consist principally of income from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments and gains/losses on revaluation of derivatives. BCC does not expect growth in the future due to the change in its business strategy described in the Business Environment and Trends section.

During the three months ended March 31, 2004, BCC’s net gain on disposal totaled $26 million compared to zero for the same period in 2003. The increase was primarily due to the sale of an investment in a single special purpose entity (SPE) arrangement. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. There can be no assurance that BCC will recognize such gains in the future.

Operating earnings

BCC’s operating earnings are presented net of interest expense, valuation allowance adjustments, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in operating earnings during the three months ended March 31, 2004 was primarily attributable to the decrease in valuation allowance and impairment charges when compared to the same period of 2003. Financing related interest expense decreased to $103 million for 2004 when compared to $111 million for the first three months of 2003.

As summarized in the following table, during the three months ended March 31, 2004, we recognized pre-tax expenses of $58 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, of which $13 million related to BCC. For the same period in 2003, we recognized pre-tax expenses of $251 million, of which $193 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated

2004
Increased valuation allowance		$34	$34
Revaluation of equipment on operating lease or held for sale or re-lease	$13		13
Other adjustments		11	11

	$13	$45	$58

2003
Increased valuation allowance	$130	$30	$160
Revaluation of equipment on operating lease or held for sale or re-lease	42		42
Other adjustments	21	28	49

	$193	$58	$251

In light of the decline in the creditworthiness of its customers over the past few years, BCC has substantially increased the valuation allowance. BCC recorded no special charge to earnings to increase the valuation allowance during the first three months of 2004 compared to a $130 million charge during the first three months of 2003 due to the decline in the creditworthiness of its customers over the past two years. The Other segment recorded a $34 million charge to earnings during the first three months of 2004 compared to $30 million during the first three months of 2003.

Additionally, because aircraft equipment values have dropped significantly over the past few years, BCC recognized asset impairment-related charges of $13 million during the first three months of 2004. During the first three months of 2003, BCC recognized charges of $63 million, of which $21 million was due to the write-off of forward-starting interest rate swaps related to Hawaiian. Additionally, the Other segment recognized charges of $11 million and $28 million during the first three months of 2004 and 2003. The charge of $11 million related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates. While equipment risk is inherent in our business, this risk has been magnified over the past few years by the lingering weakness in the airline industry and the resulting oversupply of aircraft equipment.

OTHER

Other segment losses were $104 million for the three months ended March 31, 2004 as compared to losses of $118 million for the three months ended March 31, 2003. Decrease in other segment losses during the three months ended March 31, 2004 were attributable to reduced customer-financing charges offset by increased costs at Connexion by BoeingSM related to the preparation for the launch of commercial services starting in April 2004. Beginning April 2004, ATM will be absorbed into Phantom Works research division, which is included within the Boeing Technology segment.

Standards Issued and Not Yet Implemented

In January 2004, FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued. FSP No. 106-1 permits the deferral of recognizing the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the accounting for post-retirement health care plans until authoritative guidance is issued on the accounting for the federal subsidy provided by the Act or until certain other events requiring plan remeasurement. We have elected the deferral provided by this FSP and are evaluating the magnitude of the potential favorable impact, if any, of the federal subsidy provided by the Act on our results of operations and financial position. The authoritative guidance on the accounting for the federal subsidy, when issued, could require us to change our previously reported information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2003

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the Company’s disclosure controls and procedures are effective for ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 18 Contingencies to the condensed consolidated financial statements.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that we are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002, in which class certification is sought or has been granted. In March 2004 we were named as a defendant in an eighth employment discrimination matter in state court in California. This lawsuit, and the other previously reported seven employment discrimination matters, seeks various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. It is not possible to determine whether these actions could or would have a material adverse effect on our financial position.

No other material developments in our other previously reported legal proceedings.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. We are in negotiations with the Air Force over a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal proceedings.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that the U.S. Attorney in Alexandria, Virginia and the Department of Defense Inspector General were investigating the dismissal of Michael Sears, Executive Vice President and CFO, and Darleen Druyun, Vice President and deputy general manager of Missile Defense Systems and the proposed 767 tanker program and that the SEC commenced an inquiry into the dismissals of these two employees. On April 20, 2004, Druyun pled guilty to one count of criminal conspiracy for negotiating employment while a U.S. Government official. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

(i)	Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”).)

(ii)	Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company’s Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as “1996 Form 10-K”).)

(3)	Articles of Incorporation and By-Laws.

(i)	Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 14, 1997. (Exhibit (3)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(ii)	By-Laws, as amended and restated on November 18, 2003. (Exhibit (3)(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

(i)	Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company’s Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)	U.S. $2.5 Billion 364-Day Credit Agreement dated as of November 21, 2003, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders. (Exhibit (10)(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(ii)	U.S. $1.5 Billion Five-Year Credit Agreement dated as of November 21, 2003, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders. (Exhibit (10)(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

•	Management Contracts and Compensatory Plans

(iii)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(iv)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(v)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(vi)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(vii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on October 22, 2001. (Exhibit (10)(vii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(viii)	Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company’s Form 10-Q for the quarter ended September 30, 2000.)

(ix)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10-K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10-K.)

(x)	Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 1997.)

(xi)	1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

(xii)	Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(a)	Amendment No. 1, dated as of June 26, 2000, to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2000.)

(xiii)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xiv)	The Boeing Company ShareValue Program, as amended on April 5, 2002. (Exhibit (10)(xiv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(xv)	Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xvi)	1999 Bonus and Retention Award Plan, as amended and restated on October 28, 2002. (Exhibit (10)(xvi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(xvii)	Supplemental Pension Agreement with Michael M. Sears, dated February 16, 2000. (Exhibit (10)(xxiii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

(xviii)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xix)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2001.)

(xx)	The Boeing Company 2003 Incentive Stock Plan. (Exhibit (10)(xx) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(xxi)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on June 30, 2003. (Exhibit (10)(xxi) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

(15)	Letter from independent accountants regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 29, 2004 we furnished under Item 12, Disclosure of Results of Operations and Financial Condition, a news release announcing our financial results for the fourth quarter of 2003 and full year 2003 results.

REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of March 31, 2004, the condensed consolidated statements of operations for the three-month periods ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003, have been reviewed by the registrant’s independent accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of the Company as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2004 (February 11, 2004, as to the effects of the tax refunds described in Notes 6 and 25 therein), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

April 26, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 28, 2004	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance & Corporate Controller (Chief Accounting Officer)