Form 10-Q
period 2004-06-30
BOEING CO
filed 2004-07-28
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 26, 2004, there were 839,434,130 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 42 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Sales and other operating revenues	$25,991	$24,916	$13,088	$12,717
Cost of products and services	(21,586)	(22,137)	(10,875)	(11,621)
Boeing Capital Corporation interest expense	(173)	(179)	(89)	(90)

	4,232	2,600	2,124	1,006
Income/(loss) from operating investments, net	40	15	27	9
General and administrative expense	(1,528)	(1,393)	(824)	(788)
Research and development expense	(996)	(798)	(522)	(437)
Gain/(loss) on dispositions, net	6	12	6	5
Share-based plans expense	(283)	(233)	(164)	(119)
Goodwill impairment	(3)	(913)	(3)
Impact of September 11, 2001, recoveries/(charges)		15		12

Earnings (loss) from continuing operations	1,468	(695)	644	(312)
Other income/(expense), net	225	33	66	17
Interest and debt expense	(169)	(185)	(85)	(92)

Earnings (loss) before income taxes	1,524	(847)	625	(387)
Income tax (expense)/benefit	(324)	161	(39)	187

Net earnings (loss) from continuing operations	1,200	(686)	586	(200)
Income from discontinued operations, net of taxes	16	16	7	8
Net gain on disposal of discontinued operations, net of taxes	14		14

Net earnings (loss)	$1,230	$(670)	$607	$(192)

Basic earnings (loss) per share from continuing operations	$1.49	$(0.86)	$0.72	$(0.25)
Income from discontinued operations, net of taxes	0.02	0.02	0.01	0.01
Net gain on disposal of discontinued operations, net of taxes	0.02		0.02

Basic earnings (loss) per share	$1.53	$(0.84)	$0.75	$(0.24)

Diluted earnings (loss) per share from continuing operations	$1.48	$(0.86)	$0.72	$(0.25)
Income from discontinued operations, net of taxes	0.02	0.02	0.01	0.01
Net gain on disposal of discontinued operations, net of taxes	0.02		0.02

Diluted earnings (loss) per share	$1.52	$(0.84)	$0.75	$(0.24)

Cash dividends paid per share	$0.37	$0.34	$0.20	$0.17

Average diluted shares (millions)	811.2	800.1	812.3	800.1

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	June 30 2004	December 31 2003
Assets

Cash and cash equivalents	$6,184	$4,633
Accounts receivable	4,598	4,466
Current portion of customer financing	732	857
Income taxes receivable		199
Deferred income taxes	1,729	1,716
Inventories, net of advances and progress billings	4,255	5,338
Assets of discontinued operations	571	2,135

Total current assets	18,069	19,344
Customer financing	10,823	10,052
Property, plant and equipment, net	8,252	8,339
Goodwill	1,923	1,913
Other acquired intangibles, net	1,006	1,035
Prepaid pension expense	10,416	8,542
Deferred income taxes	1,352	1,242
Other assets	2,442	2,519

	$54,283	$52,986

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$14,198	$13,514
Advances in excess of related costs	3,473	3,464
Income taxes payable	725	277
Short-term debt and current portion of long-term debt	2,575	1,144

Total current liabilities	20,971	18,399
Accrued retiree health care	5,847	5,745
Accrued pension plan liability	6,629	6,629
Deferred lease income	803	775
Long-term debt	11,084	13,299
Shareholders’ equity:
Common shares, par value $5.00 –
1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	3,212	2,880
Treasury shares, at cost – 171,344,867 and 170,388,053	(8,359)	(8,322)
Retained earnings	15,300	14,407
Accumulated other comprehensive income/ (loss)	(4,152)	(4,145)
ShareValue Trust Shares – 41,537,823 and 41,203,694	(2,111)	(1,740)

Total shareholders’ equity	8,949	8,139

	$54,283	$52,986

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2004	2003
Cash flows – operating activities:
Net earnings/(loss)	$1,230	$(670)
Adjustments to reconcile net earnings/(loss)
to net cash (used)/provided by operating activities:
Non-cash items:
Impairment of goodwill	3	913
Share-based plans expense	283	233
Depreciation	634	713
Amortization of other acquired intangibles	46	46
Amortization of debt discount/premium and issuance costs	8	8
Pension expense/(income)	150	(99)
Investment/asset impairment charges, net	60	56
Customer financing valuation provision	39	179
Net gain on disposal of discontinued operations	(21)
Gain on dispositions, net	(6)	(21)
Other charges and credits, net	(5)	49
Non-cash adjustments related to discontinued operations	26	37
Changes in assets and liabilities –
Accounts receivable	(119)	82
Inventories, net of advances, progress billings and reserves	276	(331)
Accounts payable and other liabilities	435	392
Advances in excess of related costs	9	(155)
Income taxes receivable, payable and deferred	483	(503)
Deferred lease income	28	(42)
Prepaid pension expense	(2,013)	(479)
Goodwill	(2)
Other acquired intangibles, net	(1)
Accrued retiree health care	102	151
Other	(101)	(142)

Net cash provided by operating activities	1,544	417

Cash flows – investing activities:
Customer financing and properties on lease, additions	(395)	(1,035)
Customer financing and properties on lease, reductions	150	446
Discontinued operations customer financing, reductions	106	117
Property, plant and equipment, net additions	(294)	(303)
Acquisitions, net of cash acquired	(36)	(71)
Proceeds from dispositions of discontinued operations	1,581
Proceeds from dispositions	90	100
Contributions to investment in strategic and non-strategic operations	(38)	(78)
Proceeds from investment in strategic and non-strategic operations	119	67

Net cash (used)/provided by investing activities	1,283	(757)

Cash flows – financing activities:
New borrowings		1,143
Debt repayments	(728)	(991)
Stock options exercised, other	(32)	20
Common shares repurchased	(204)
Dividends paid	(312)	(286)

Net cash (used) by financing activities	(1,276)	(114)

Net increase/(decrease) in cash and cash equivalents	1,551	(454)

Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of period	$6,184	$1,879

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2004, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations for all periods, as discussed in Note 7. In addition, unless specifically noted, amounts disclosed in the notes to condensed consolidated financial statements are from continuing operations.

Note 2 – Goodwill and Acquired Intangibles

On May 4, 2004, we acquired a developer of unmanned aerial vehicles into our Aircraft and Weapon Systems segment which is reported within Integrated Defense Systems (IDS). This resulted in $11 of goodwill.

On March 3, 2004, we announced that effective April 1, 2004, Air Traffic Management (ATM) was absorbed into Phantom Works advanced research and development division which is included within Boeing Technology and is reported in our ‘Other’ segment. On April 1, 2004, we performed annual impairment testing on our goodwill and indefinite-lived intangible assets which resulted in an impairment of the $3 of goodwill previously assigned to ATM.

On January 1, 2003, we reorganized our Military Aircraft and Missile Systems and Space and Communications segments into IDS which triggered a goodwill impairment analysis. Our analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the three months ended March 31, 2003 of $913 ($818 net of tax).

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004, were as follows:

	December 31 2003	Goodwill Adjustment(1)	New Acquisition	Impairment Loss	June 30 2004
Commercial Airplanes	$282				$282
Aircraft and Weapon Systems	317		$11		328
Network Systems	1,194	$2			1,196
Support Systems	117				117
Launch and Orbital Systems
Other	3			$(3)

	$1,913	$2	$11	$(3)	$1,923

(1)	The goodwill adjustment represents goodwill related to a post-acquisition purchase price adjustment.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets as of June 30, 2004 and December 31, 2003, were as follows:

	June 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$582	$225	$566	$195
Product know-how	308	38	308	33
Customer base	106	26	106	22
Other	145	43	144	36

	$1,141	$332	$1,124	$286

Amortization expense for acquired finite-lived intangible assets for the six months ended June 30, 2004 and 2003 was $46. Estimated amortization expense for the five succeeding full years is as follows:

2005	$89
2006	82
2007	82
2008	82
2009	82

As of June 30, 2004 and December 31, 2003, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Weighted average shares outstanding	801.3	800.1	801.4	800.1
Participating securities	6.0		6.4

Basic weighted average shares outstanding	807.3	800.1	807.8	800.1
Diluted potential common shares	3.9		4.5

Diluted weighted average shares outstanding	811.2	800.1	812.3	800.1

During the second quarter of 2004, we adopted Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which did not have a material effect on our earnings per share.

Basic earnings per share is calculated based on the weighted average number of shares outstanding as well as participating securities that reduce basic earnings per share and excludes treasury shares and the outstanding shares held by the ShareValue Trust not committed for distribution. Participating securities consist of vested stock units associated with our deferred compensation plans. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. These potential common shares are included in the computation of diluted shares outstanding if they would reduce earnings per share. As a result of incurring a loss from continuing operations for the six and three months ended June 30, 2003, no such shares are included in the calculation of basic and diluted earnings per share because the effect would have been antidilutive.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Stock options	16.7	24.6	13.5	24.5
Stock units		0.2		0.2
Performance Shares	30.2	24.6	30.2	24.6
ShareValue Trust	38.7	40.8	38.2	40.8

Note 4 – Income Taxes

The effective income tax rate of 21.3% of pre-tax income for the six months ended June 30, 2004 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and tax benefits associated with a settlement with the Internal Revenue Service (IRS) of the years 1986-1997. The effective income tax rate of 19.0% of pre-tax loss for the six months ended June 30, 2003 differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of goodwill impairment charges, FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

For the six months ended June 30, 2004 and 2003, net income tax refunds/(payments) were $149 and $(343). Income taxes have been settled with the IRS for The Boeing Company for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992, and IRS examinations have been completed through 1997.

During the six months ended June 30, 2004, we received federal tax refunds totaling $368. $142 related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation and $223 related to a settlement of the 1983 through 1987 tax years. The remainder of the $368 related to the 1985 tax year. Of the total $368 in refunds received, $154 was reflected as interest income in the first quarter of 2004.

In June 2004, we received notice and made accruals for approved federal income tax refunds totaling $230 (of which $65 represents interest). The refunds related to a settlement of the 1986 through 1997 tax years. This event resulted in a $188 increase to net earnings for the three months ended June 30, 2004. We believe adequate provisions for all outstanding issues have been made for all open years.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30 2004	December 31 2003
U.S. Government contracts	$2,791	$2,493
Commercial and customers	847	866
Other	1,055	1,202
Less valuation allowance	(95)	(95)

	$4,598	$4,466

Included in the Other category is $106 related to an advance to an equipment trust certificate (ETC) in relation to our obligation as liquidity provider. The advance which is supported by collateral, resulted from actions we took to satisfy liquidity obligations. Our obligation was terminated with the advance, which may not be received in the next twelve months; however, we believe there is sufficient collateral to ensure collectibility. See Note 17.

Note 6 – Inventories

Inventories consisted of the following:

	June 30 2004	December 31 2003
Long-term contracts in progress	$10,528	$10,117
Commercial aircraft programs	5,441	6,448
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,839	2,707

	18,808	19,272
Less advances and progress billings	(14,553)	(13,934)

	$4,255	$5,338

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of June 30, 2004 and December 31, 2003, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of June 30, 2004 and December 31, 2003.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $693 and $543 at June 30, 2004 and December 31, 2003. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances. As of June 30, 2004 and December 31, 2003, the amount of early issue sales consideration net of advance of deposits included in commercial aircraft program inventory amounted to $137 and $154.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of June 30, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	June 30 2004	December 31 2003
Deferred production costs	$905	$837
Unamortized tooling	$519	$582

During the six months ended June 30, 2004 and the year ended December 31, 2003, we purchased $140 and $741 of used aircraft. Used aircraft in inventories totaled $242 and $819 as of June 30, 2004 and December 31, 2003.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases. Additionally, we may finance the sale of new aircraft with a short-term note receivable. The net change in the gross carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $649 and $144 for the six months ended June 30, 2004 and the year ended December 31, 2003 and resulted in a decrease to Inventories and an offsetting increase to Customer financing. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

The Department of Defense (DoD) is currently reviewing the United States Air Force (USAF)/Boeing agreement for the purchase/lease combination of 100 767 Tankers. On February 20, 2004, we announced the slow down of development efforts on the USAF 767 Tanker program. This slow down resulted in the redeployment of labor resources in order to continue working on only critical path items to reduce company spending until the DoD reviews are complete. Our current expectation is that it is probable we will receive the USAF tanker order in 2005. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2006. In the event the program is not contracted, we would expense tanker related inventoried costs, and incur supplier termination charges. As of June 30, 2004, the Commercial aircraft programs and Long-term contracts in progress categories above contained $160 (Commercial Airplanes) and $41 (IDS) related to the USAF Tanker inventoriable precontract costs. As of December 31, 2003, the Commercial aircraft programs and Long-term contracts in progress categories above contained $113 (Commercial Airplanes) and $28 (IDS) related to the USAF Tanker inventoriable precontract costs.

Note 7 – Discontinued Operations – Commercial Financial Services

On May 2, 2004, our Board of Directors approved a plan to sell all of the assets and business operations of Boeing Capital Corporation’s (BCC) Commercial Financial Services business. This plan was approved by BCC’s Board of Directors on May 21, 2004. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services business. The assets to be sold to GECC consist of leases and financing arrangements having a carrying value of $1,900 as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings commencing on May 31, 2004 and ending no later than July 30, 2004. Final closing may occur subsequent to July 30, 2004, subject to mutual agreement between the parties.

As of June 30, 2004, BCC had received $1,581 in cash proceeds from this sale, and BCC expects to receive approximately $450 in additional cash proceeds through the date of the completion of the sales. The purchase price to be paid for the assets transferred at each closing is determined based on the net asset value of the assets, plus a total premium of $140. The purchase price is subject to adjustment after closing based on an independent audit of our determination of net asset value, and further adjustments based on gains or losses after closing.

Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, BCC had established a liability of $90 as of June 30, 2004 attributable to the assets sold, which included $54 previously reported as an allowance for losses on receivables transferred to GECC. Future adjustments may be taken as circumstances dictate.

BCC intends to dispose of the remaining assets identified to its Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations. Income associated with the Commercial Financial Services business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the Commercial Financial Services business that will be assumed by GECC or other buyers.

In the second quarter of 2004, BCC recognized a net gain on the disposal of discontinued operations of $21 ($14 net of tax). This was comprised of a gain of $38 ($25 net of tax) related to the sale of assets to GECC and a loss of $17 ($11 net of tax) related to the revaluation of the remaining Commercial Financial Services assets to the lower of carrying value or fair value less costs to sell. This revaluation loss related principally to two 737 Boeing Business Jets (BBJs).

Upon completion of the sale to GECC, BCC expects to recognize a total gain of approximately $42 ($27 net of tax).

Operating results of the discontinued operations were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues	$96	$114	$40	$55

Income from discontinued operations	25	25	11	12
Provision for income taxes	(9)	(9)	(4)	(4)

Income from discontinued operations, net of taxes	$16	$16	$7	$8

Net gain on disposal of discontinued operations	$21		$21
Provision for income taxes	(7)		(7)

Net gain on disposal of discontinued operations, net of taxes	$14		$14

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows:

	June 30 2004	December 31 2003
Investment in sale-type/financing leases	$135	$724
Notes receivable	167	727
Valuation allowance of receivables		(48)
Operating lease equipment, at cost, less accumulated depreciation	195	639
Property, plant and equipment, net	74	93

Assets of discontinued operations	$571	$2,135

Note 8 – Customer Financing

Customer financing does not include assets associated with commercial financing due to BCC’s agreement to sell a significant portion of our Commercial Financial Services business to GECC, as discussed in Note 7. Customer financing consisted of the following:

	June 30 2004	December 31 2003
Aircraft financing
Notes receivable	$2,425	$2,289
Investment in sales-type/financing leases	3,897	4,022
Operating lease equipment, at cost, less accumulated depreciation of $751 and $647	5,331	4,628
Other equipment financing
Notes receivable	35	97
Operating lease equipment, at cost, less accumulated depreciation of $10 and $3	283	277
Less valuation allowance of receivables	(416)	(404)

	$11,555	$10,909

The change in the valuation allowance of receivables, for the six months ended June 30, 2004 and 2003, consisted of the following:

	Six months ended June 30
	2004	2003
Beginning balance	$(404)	$(310)
Provision for losses	(44)	(170)
Write-offs, net of recoveries	32	42

Ending balance	$(416)	$(438)

During the six months ended June 30, 2004 and 2003, we recorded $9 and $10 to increase the valuation allowance due to the normal provision for losses in the customer financing portfolio. Additionally, during the six months ended June 30, 2004 and 2003, an additional charge of $35 ($34 recognized at the Other segment) and $160 ($130 recognized at BCC), respectively, was recorded to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

For the six months ended June 30, 2004, we recorded charges related to customer financing activities of $27 in operating earnings, which included impairment charges of $16 recorded by BCC and a charge of $11 recorded in the Other segment relating to the reduction of anticipated lease rates on specific aircraft. During the six months ended June 30, 2003, we recorded charges related to customer financing activities of $92 in operating earnings, which consists of impairment charges of $53 ($49 recognized at BCC), charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc. and charges of $18 related to a termination fee associated with a lease contract subject to intercompany guarantees. The impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of June 30, 2004 and December 31, 2003, notes receivable, sales-type/financing leases and operating leases attributable to aircraft financing included $1,561 and $1,378 attributable to 757 model aircraft ($491 and $511 accounted for as operating leases) and $2,211 and $2,109 attributable to 717 model aircraft ($552 and $467 accounted for as operating leases) and $868 and $895 attributable to MD-11 model aircraft ($713 and $732 accounted for as operating leases).

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of June 30, 2004 and December 31, 2003, aircraft financing operating lease equipment included $185 and $270 of equipment available for release. As of June 30, 2004 and December 31, 2003, we had firm lease commitments for $70 and $122 of this equipment.

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30 2004	December 31 2003
Land	$451	$457
Buildings	9,410	9,171
Machinery and equipment	10,583	10,731
Construction in progress	1,026	943

	21,470	21,302
Less accumulated depreciation	(13,218)	(12,963)

	$8,252	$8,339

Note 10 – Investments

Joint ventures and other investments

All investments are recorded in Other assets. As of June 30, 2004 and December 31, 2003, Other assets included $153 and $161 attributable to investments in joint ventures and other non-marketable securities.

Investments in debt and equity securities

Investments consisted of the following:

	June 30, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$7		$11	$4	$7		$11
Debt	11		$2	9	20	1		21
Held-to-Maturity(1)
Debt(2)	422		108	314	453		$57	396

	$437	$7	$110	$334	$477	$8	$57	$428

(1)	The unrealized gains/losses of held-to-maturity securities are not recorded in the condensed consolidated financial statements.
(2)	These securities have been in a continuous unrealized loss position for 12 months or longer.

Included in held-to-maturity investments carried at amortized cost as of June 30, 2004 and December 31, 2003, were $400 and $412 of Enhanced Equipment Trust Certificates (EETCs). EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains: to passively hold separate debt investments to enhance liquidity for investors, whom in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. BCC participates in several EETCs as an investor. Our EETC investments are related to customers we believe have less than investment-grade credit.

Our largest holding of EETC investments with a single customer at June 30, 2004, was $185 with Delta Air Lines, Inc. (Delta). Due to the commercial aviation market downturn, this EETC investment has been in a continuous unrealized loss position for twelve months or longer. Despite the unrealized loss position of this security, we have concluded that this investment is not other-than-temporarily impaired. This assessment was based on both internal and third-party credit reviews and analyses of Delta and the duration until maturity.

Our other EETC investments have also been in a continuous unrealized loss position for twelve months or longer. Despite the unrealized loss position of these securities, we have concluded that these investments are not other-than-temporarily impaired. This assessment was based on the strength of the underlying collateral to the securities, the duration of the maturity, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these EETCs.

Also included in held-to-maturity investments carried at amortized cost as of June 30, 2004 and December 31, 2003, were $22 and $41 of investments in preferred stock. At June 30, 2004, this included investments in mandatorily redeemable preferred stock in ATA Holdings Corp. (ATA) of $17 that has been in a continuous unrealized loss position for twelve months or longer. ATA’s continued financial difficulties led us to conclude that the investment maturing in 2015 is other-than-temporarily impaired. Accordingly, during the second quarter of 2004, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29. Of this amount, $17 of pre-tax unrealized loss ($11 net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense due to the other-than-temporary impairment of the held-to-maturity investment.

Maturities of available-for-sale and held-to-maturity securities as of June 30, 2004, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due from 1 to 5 years			$317	$226
Due from 5 to 10 years	$11	$9	57	45
Due after 10 years			48	43

	$11	$9	$422	$314

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	June 30 2004	December 31 2003
Accounts payable	$4,289	$3,822
Accrued compensation and employee benefit costs	3,068	2,804
Pension liabilities	1,162	1,138
Product warranty liabilities	823	825
Lease and other deposits	354	316
Dividends payable	168	143
Other	4,334	4,466

	$14,198	$13,514

Accounts payable included $354 and $289 as of June 30, 2004 and December 31, 2003, attributable to checks written but funds not yet transferred by the bank.

The Other category in the table above contains $694 and $799 as of June 30, 2004 and December 31, 2003, related to our wholly-owned captive insurance companies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,416 and $1,233 as of June 30, 2004 and December 31, 2003, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable. Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. See Note 18 — Contingencies. The Other category included forward loss recognition related primarily to launch and satellite contracts of $1,048 and $1,164 as of June 30, 2004 and December 31, 2003.

Note 12 – Debt

Debt consisted of the following:

	June 30 2004	December 31 2003
Boeing Capital Corporation debt:
Non-recourse debt and notes
2.219% – 5.790% notes due through 2013	$82	$84
Senior debt securities
1.730% – 7.375% due through 2013	5,420	5,476
Senior medium-term notes
1.590% – 7.640% due through 2023	1,702	2,240
Euro medium-term notes
3.440% due in 2004	51	61
Subordinated notes
3.560% – 8.310% due through 2012	24	24
Capital lease obligations
1.670% – 7.350% due through 2015	303	329
Retail notes
3.150% – 6.750% due through 2017	874	874
Commercial paper securitized due 2009		89

Subtotal Boeing Capital Corporation debt	$8,456	$9,177

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$518	$538
Unsecured debentures and notes
200, 7.875% due Feb. 15, 2005	201	202
199, 0.000% due May 31, 2005*	190	185
300, 6.625% due Jun. 1, 2005	299	298
250, 6.875% due Nov. 1, 2006	250	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	597	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	249
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.060% – 7.460% due through 2006	45	45
Capital lease obligations due through 2005	23	70
Other notes	99	100

Subtotal other Boeing debt	$5,203	$5,266

Total debt	$13,659	$14,443

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.
**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

We have $4,000 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $378 and $400 for the six months ended June 30, 2004 and 2003. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $338 and $374 for the six months ended June 30, 2004 and 2003.

Short-term debt, and current portion of long-term debt, consisted of the following:

	June 30, 2004		December 31, 2003
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Commercial Paper conduit			$15	$15
Senior debt securities	$999	$999
Senior medium-term	704	679	921	896
Subordinated notes	20	20	20	20
Unsecured debentures and notes	690
Capital lease obligations	70	51	88	49
Non-recourse debt and notes	36	4	34	4
Euro medium-term notes	51	51	61	61
Other notes	5		5

	$2,575	$1,804	$1,144	$1,045

On March 23, 2004, we filed a shelf registration with the Securities and Exchange Commission (SEC) for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance.

On December 23, 2003, we put in place a support agreement in which we committed to maintain certain financial metrics at BCC.

On July 26, 2004, BCC redeemed $1,000 face value of its outstanding senior notes, which had a carrying value of $999. This redemption will include the entire principal amount, equal to $500 face value, of its 7.10% senior notes due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC also plans to redeem $500 face value of its 5.65% senior notes due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. We expect to recognize a loss of $52 related to this transaction, which will be reflected in our September 30, 2004 condensed consolidated financial statements.

Note 13 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost/(income) were as follows:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Components of net periodic benefit cost/(income) – pensions
Service cost	$416	$382	$208	$191
Interest cost	1,188	1,160	594	580
Expected return on plan assets	(1,688)	(1,702)	(844)	(851)
Amortization of prior service costs	89	84	44	42
Recognized net actuarial loss	189	42	95	21
Settlement/curtailment		24		27

Net periodic benefit cost/(income) – pensions	$194	$(10)	$97	$10

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Components of net periodic benefit cost – other postretirement benefits
Service cost	$81	$80	$40	$40
Interest cost	250	266	122	133
Expected return on plan assets	(3)	(2)	(2)	(1)
Amortization of prior service costs	(49)	(30)	(24)	(15)
Recognized net actuarial loss	97	88	43	44

Net periodic benefit cost – other postretirement benefits	$376	$402	$179	$201

In the second quarter of 2004, we adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superceded FSP No. FAS 106-1). This FSP provides authoritative guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $439 in our accumulated postretirement obligation for our other postretirement benefits related to benefits attributed to past service. In addition, our net periodic benefit cost for our other postretirement benefits decreased by $16 for the second quarter. The federal government will begin making the subsidy payments to employers in 2006.

We previously disclosed in our 2003 Annual Report on Form 10-K that we expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be approximately $100 in 2004 and that we were evaluating a discretionary contribution to our plans in the range of $1,000 (pre-tax) during the first quarter of 2004, and would consider making additional contributions later in the year. During the six months ended June 30, 2004, we made discretionary and non-discretionary pension contributions of $2,000 (pre-tax) and $13 (pre-tax). During the three months ended June 30, 2004, we made discretionary pension contributions of $1,000 (pre-tax). We may contribute further to our plans in 2004, and are evaluating an additional discretionary contribution of up to $1,000 in the near term. We expect to contribute approximately $20 to our other postretirement benefit plans in 2004. During the six and three months ended June 30, 2004, we made contributions of $8 and $5.

Note 14 – Share-Based Compensation

The Share-based plans expense caption on the Condensed Consolidated Statements of Operations represents the total expense we recognized for all our qualified stock-based compensation plans that are payable only in stock.

Share-based plans expense consisted of the following:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Performance Shares	$217	$162	$128	$84
ShareValue Trust	38	35	20	17
Stock options, other	28	36	16	18

	$283	$233	$164	$119

Certain deferred stock compensation plans are reflected in general and administrative expense. We had issued 10,084,524 stock units as of June 30, 2004, that are convertible to either stock or a cash equivalent, of which 8,877,880 are vested, and the remainder generally vest with employee service through retirement. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance which reflects stock price changes and earned dividends. For the six months ended June 30, 2004 and 2003, general and administrative expense related to deferred stock compensation was $75 and $10. For the three months ended June 30, 2004 and 2003, general and administrative expense related to deferred stock compensation was $86 and $59.

Performance Shares

During the six months ended June 30, 2004, our stock price met the 60% cumulative growth rate level for performance share grants made in 2003. Accordingly, pursuant to the plan’s terms, 45% of the 2003 Performance Shares awarded were converted to 3,984,763 shares of common stock. In addition, during the second quarter of 2004, we recorded an additional $25 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends and distributes to eligible employees appreciation in value above a 3% per annum threshold rate of return. The trust holds 41,537,823 shares of our common stock, split equally between two funds, “fund 1” and “fund 2.” On June 30, 2004, the market value of fund 2 exceeded $913 (the threshold representing a 3% per annum rate of return). Based on the average stock price of $50.825 as of June 30, 2004, the market value of fund 2 exceeded the threshold by $143 resulting in a distribution to participants. The distribution will be paid in Boeing common stock, except for partial shares, distributions to foreign employees and beneficiaries of deceased participants, which will be paid in cash. After employee withholding taxes, approximately 1.6 million shares of common stock will be distributed to participants. These transactions are recorded as a deduction to additional paid-in capital.

Note 15 – Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 30, 2004 and 2003, consisted of the following:

(Shares in thousands)
	2004		2003
	Shares	Amount	Shares	Amount
Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – June 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,880		$2,141
Share-based compensation		283		233
Treasury shares issued for stock plans, net		(241)		(34)
Tax benefit (expense) related to stock plans		(31)		(80)
ShareValue Trust distribution		(50)
ShareValue Trust market value adjustment		371		81

Ending balance – June 30		$3,212		$2,341

Treasury stock
Beginning balance – January 1	170,388	$(8,322)	171,835	$(8,397)
Treasury shares issued for stock plans, net	(3,419)	167	(900)	47
Share Repurchase Program	4,376	(204)

Ending balance – June 30	171,345	$(8,359)	170,935	$(8,350)

Retained earnings
Beginning balance – January 1		$14,407		$14,262
Net earnings (loss)		1,230		(670)
Cash dividends declared		(337)		(286)

Ending balance – June 30		$15,300		$13,306

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(4,145)		$(4,045)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax		15		13
Unrealized gain (loss) on derivative instruments, net of tax		2		14
Unrealized gain (loss) on certain investments, net of tax		(1)		3
Foreign currency translation adjustment		(23)		30

Ending balance – June 30		$(4,152)		$(3,985)

ShareValue Trust
Beginning balance – January 1	41,204	$(1,740)	40,374	$(1,324)
Shares acquired from dividend reinvestment, net of fees	334		462
Market value adjustment		(371)		(81)

Ending balance – June 30	41,538	$(2,111)	40,836	$(1,405)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings (loss) except for the $6 reclassification adjustment for (gain) loss realized in net earnings, net of tax, during the six months ended June 30, 2004.

In December 2000, a stock repurchase program was authorized by the Board of Directors, authorizing the repurchase of up to 85,000,000 shares of our stock. For the six months ended June 30, 2004, we repurchased 4,375,800 shares and there were no repurchases for the six months ended June 30, 2003.

Note 16 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our risk management strategies and the effect of these strategies on the condensed consolidated financial statements.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the six months ended June 30, 2004 and 2003.

For the six months ended June 30, 2004 and 2003, $8 and $5 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings. During the next twelve months, we expect to amortize a $16 gain, from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships, to earnings.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production, principally commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the six months ended June 30, 2004 and 2003.

For the six months ended June 30, 2004 and 2003, net gains of 2 and 14 (net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004 and 2003, losses of $6 and $13 (net of tax) were reclassified to cost of products and services. During the next year, we expect the reclassification to cost of products and services to be insignificant.

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the six months ended June 30, 2004 and 2003, these non-hedging instruments resulted in losses (gains) of $2 and ($19).

We held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. During the six months ended June 30, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, we recognized a pre-tax charge of $21. For the six months ended June 30, 2003, ineffectiveness losses of $1 were recorded in interest expense related to the forward-starting interest rate swaps.

Note 17 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, ETC investments, and product warranties.

Guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect our expected results. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on our Condensed Consolidated Statements of Financial Position reflects our best estimate of future payments we may incur as part of fulfilling our guarantee obligations.

As of June 30, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,818	$5,818
Trade-in commitments	1,037	982	$55
Asset-related guarantees	408	291	4
Credit guarantees related to the Sea Launch venture	511	307	204
Other credit guarantees	88	24	8
Equipment trust certificates	28
Performance guarantees	62	21	1
*	Amounts included in Accounts payable and other liabilities

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,564	$5,564
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18
*	Amounts included in Accounts payable and other liabilities

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

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,037 and $1,279 as of June 30, 2004 and December 31, 2003. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $271 and $582 as of June 30, 2004 and December 31, 2003. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $216 and $517 as of June 30, 2004 and December 31, 2003. Accounts payable and other liabilities included $55 and $65 as of June 30, 2004 and December 31, 2003, which represents the exposure related to these trade-in commitments.

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

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements with United Airlines are reset below levels specified in these agreements. These obligations would cease if United Airlines were to default on its interest payments to the ETC. These guarantees will expire over the next 12 years.

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

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the six months ended June 30, 2004 and 2003.

	Product Warranty Liabilities*
	2004	2003
Beginning balance – January 1	$825	$898
Additions for new warranties	58	93
Reductions for payments made	(137)	(148)
Changes in estimates	77	38
Ending balance – June 30	$823	$881
*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

During the 1990s, we began investing in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs are included in the scope of FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, but do not require consolidation. We believe that our maximum exposure to economic loss from ETCs and EETCs is

$542, comprised of our $408 investment balance, rights to collateral estimated at $106 related to liquidity obligations satisfied in February 2003, and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of June 30, 2004, the ETC and EETC transactions we participated in had total assets of $4,045 and total debt (which is non-recourse to us) of $3,637.

During the 1980s, we began providing subordinated loans to certain special purpose entities (SPEs) that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are Variable Interest Entities (VIE) is $151, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of June 30, 2004, these SPE arrangements had total assets of $1,658 and total debt (which is non-recourse to us) of $1,507.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $3,313 and $1,495 as of June 30, 2004 and December 31, 2003. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We had no commitments to arrange for equipment financing as of June 30, 2004 and $41 as of December 31, 2003.

As of June 30, 2004 and December 31, 2003, future lease commitments on aircraft not recorded on the Condensed Consolidated Statements of Financial Position totaled $279 and $306. These lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2004 and December 31, 2003, Accounts payable and other liabilities included $96 attributable to adverse commitments under these lease arrangements.

As of June 30, 2004 and December 31, 2003, we had extended a $39 and $69 credit line agreement to one of our joint venture partners. To date, $9 had been drawn on this agreement, which was recorded as an additional investment in the joint venture.

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2004, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’ belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine contrary to our belief that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and if contrary to our belief the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,115). In that event our loss would total approximately $1,505 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $988, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2004. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin Corporation, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin Corporation information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003 and filed a criminal complaint in May 2004 against the third employee. We are in discussions with the Air Force over a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal investigation. In addition, in June 2003, Lockheed Martin Corporation filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Lockheed’s current complaint, which includes some 23 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our Board of Directors. These suits have now been consolidated. The plantiffs allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuit seeks an unspecified amount of damages against each director, the return of certain salaries and other remunerations and the implementation of remedial measures.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the plaintiff has appealed to the Court of Appeals of the Second Circuit.

It is not possible at this time to determine whether these shareholder derivative actions would or could have a material adverse effect on our financial position.

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

Employment discrimination litigation

We are a defendant in eight employment discrimination matters filed during the period of June 1998 through June 2004, in which class certification is sought or has been granted. Three matters are pending in the federal court for the Western District of Washington in Seattle; one case is pending in the federal court for the Central District of California in Los Angeles; one case is pending in state court in California; one case is pending in the federal court in St. Louis, Missouri; one case is pending in the federal court in Tulsa, Oklahoma; and the final case is pending in the federal court in Wichita, Kansas. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin (Asian) resulted in a verdict for us following trial. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status. The other two cases are in earlier stages of litigation.

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

The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 1% of historical annual revenues. Although not considered likely, should we be required to incur remediation charges at the high level of the range of potential exposure, the additional charges would be less than 3% of historical annual revenues.

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

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $350.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,620 as of June 30, 2004.

Note 19 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Sales and other operating revenues:
Commercial Airplanes	$11,001	$11,516	$5,671	$5,819
Integrated Defense Systems:
Aircraft and Weapon Systems	5,687	5,224	2,666	2,540
Network Systems	5,206	4,187	2,725	2,233
Support Systems	2,206	1,984	1,099	1,019
Launch and Orbital Systems	1,480	1,428	672	770

Total Integrated Defense Systems	14,579	12,823	7,162	6,562
Boeing Capital Corporation	480	456	229	232
Other	265	500	131	272
Accounting differences/eliminations	(334)	(379)	(105)	(168)

Sales and other operating revenues	$25,991	$24,916	$13,088	$12,717

Earnings (loss) from continuing operations:
Commercial Airplanes	$734	$201	$382	$313
Integrated Defense Systems:
Aircraft and Weapon Systems	860	753	384	372
Network Systems	406	235	225	101
Support Systems	281	216	137	107
Launch and Orbital Systems	(113)	(1,602)	(50)	(1,009)

Total Integrated Defense Systems	1,434	(398)	696	(429)
Boeing Capital Corporation	88	(66)	15	60
Other	(228)	(182)	(124)	(64)
Accounting differences/eliminations	(106)	79	(36)	54
Share-based plans expense	(283)	(233)	(164)	(119)
Unallocated (expense)/income	(171)	(96)	(125)	(127)

Earnings (loss) from continuing operations	1,468	(695)	644	(312)
Other income/(expense), net	225	33	66	17
Interest and debt expense	(169)	(185)	(85)	(92)

Earnings (loss) before income taxes	1,524	(847)	625	(387)
Income tax (expense)/benefit	(324)	161	(39)	187

Net earnings (loss) from continuing operations	$1,200	$(686)	$586	$(200)
Income from discontinued operations, net of taxes	16	16	7	8
Net gain on disposal of discontinued operations, net of taxes	14		14

Net earnings (loss)	$1,230	$(670)	$607	$(192)

Effective income tax rate	21.3%	19.0%	6.2%	48.3%

Research and development expense:
Commercial Airplanes	$476	$314	$251	$157
Integrated Defense Systems:
Aircraft and Weapon Systems	202	166	95	88
Network Systems	131	95	71	53
Support Systems	30	33	14	18
Launch and Orbital Systems	94	134	57	86

Total Integrated Defense Systems	457	428	237	245
Other	63	56	34	35

Total research and development expense	$996	$798	$522	$437

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology and Connexion by BoeingSM. Effective April 1, 2004, ATM was absorbed into the Phantom Works research division which is included within Boeing Technology.

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

Note 20 – Boeing Capital Corporation (BCC)

BCC, a wholly owned subsidiary, is primarily engaged in the financing of commercial and private aircraft. On May 24, 2004, BCC entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to its Commercial Financial Services business. See Note 7 for a discussion on the disposition of BCC’s Commercial Financial Services business.

BCC’s portfolio consists of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation). BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals, and gains/losses on revaluation of derivatives. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 8. BCC is fully consolidated into our financial statements. Intracompany profits, transactions, and balances (including those related to intracompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated		Boeing		BCC
Six months ended June 30	2004	2003	2004	2003	2004	2003
Operations:
Sales and other operating revenues	$25,991	$24,916	$25,511	$24,460	$480	$456
Cost of products and services	(21,586)	(22,137)	(21,424)	(21,825)	(162)	(312)
BCC interest expense	(173)	(179)			(173)	(179)

	4,232	2,600	4,087	2,635	145	(35)
Operating expenses	(2,764)	(3,295)	(2,707)	(3,264)	(57)	(31)

Earnings (loss) from continuing operations	1,468	(695)	1,380	(629)	88	(66)
Other income, net	225	33	225	33
Interest and debt expense	(169)	(185)	(169)	(185)

Earnings (loss) before income taxes	1,524	(847)	1,436	(781)	88	(66)
Income tax (expense)/benefit	(324)	161	(295)	128	(29)	33

Net earnings (loss) from continuing operations	1,200	(686)	1,141	(653)	59	(33)
Income from discontinued operations, net of taxes	16	16			16	16
Net gain on disposal of discontinued operations, net of taxes	14				14

Net earnings (loss)	$1,230	$(670)	$1,141	$(653)	$89	$(17)

Six months ended June 30	2004	2003	2004	2003	2004	2003
Cash flows:
Net earnings (loss)	$1,230	$(670)	$1,141	$(653)	$89	$(17)
Operating activities adjustments	314	1,087	137	666	177	421

Operating activities	1,544	417	1,278	13	266	404
Investing activities	1,283	(757)	(325)	(356)	1,608	(401)
Financing activities	(1,276)	(114)	(352)	1	(924)	(115)

Net increase/(decrease) in cash and cash equivalents	1,551	(454)	601	(342)	950	(112)
Cash and cash equivalents at beginning of year	4,633	2,333	3,917	1,647	716	686

Cash and cash equivalents at end of period	$6,184	$1,879	$4,518	$1,305	$1,666	$574

	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003	June 30, 2004	December 31, 2003
Financial Position:
Assets *	$54,283	$52,986	$42,153	$40,150	$12,130	$12,836
Debt	13,659	14,443	5,203	5,266	8,456	9,177
Equity	8,949	8,139	7,164	6,197	1,785	1,942
Debt-to-equity ratio					4.7 to 1	4.7 to 1
*	BCC’s portfolio, as of June 30, 2004, totaled $10,031 compared with $10,065 as of December 31, 2003. The difference between BCC’s total assets and portfolio is primarily cash.

Operating cash flow in the Condensed Consolidated Statements of Cash Flows includes intracompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $376 and $784 for the six months ended June 30, 2004 and 2003. Investing cash flow includes a reduction in cash for the intracompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, additions to the valuation allowance and specific impairment losses were identified. During the six months ended June 30, 2004, BCC recorded no increase to the valuation allowance, as additions were offset by write-offs. However, during the same period of 2003, BCC increased the valuation allowance by $130, resulting from deterioration in the credit worthiness of its airline customers, airline bankruptcy filings, and continued decline in aircraft and general equipment asset values. During the six months ended June 30, 2004, BCC recognized impairment charges of $45. This was primarily comprised of $16 related to aircraft and equipment under operating lease and $29 related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the six months ended June 30, 2003, BCC recognized impairment charges of $49 and charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian Holdings, Inc.

Intracompany Guarantees

We provide BCC with certain intracompany guarantees and other subsidies. The following table provides the financial statements impact of intracompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Six months ended June 30
	2004	2003
Guarantees and asset impairments	$42	$85
Lease accounting differences	(2)
Other subsidies	21	28

	$61	$113

Included in ‘Guarantees and asset impairments’ for the six months ended June 30, 2004 and 2003, was an increase in the customer financing valuation allowance of $34 and $30 resulting from guarantees provided to BCC. There were no additional asset impairments and other charges for the six months ended June 30, 2004. However, there were charges of $22 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases, and the renegotiation of leases for the six months ended June 30, 2003.

Note 21 – Subsequent Event

On July 26, 2004, BCC exercised its right to redeem $1,000 face value of its outstanding senior notes, which had a carrying value of $999. This redemption included the entire principal amount, equal to $500 face value, of its 7.10% senior notes due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC also redeemed $500 face value of its 5.65% senior notes due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. We expect to recognize a loss of $52 during the third quarter of 2004 related to this early debt redemption. These transactions will be reflected in our September 30, 2004 condensed consolidated financial statements.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, price escalation, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns, including the 717 program and the launch of the 7E7 program, and U.S. and foreign government procurement activities, including the timing of procurement of tankers by the DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant and prolonged disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

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

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology and Connexion by BoeingSM. Effective April 1, 2004, Air Traffic Management was absorbed into Phantom Works research division which is included within Boeing Technology.

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

BCC is primarily engaged in the financing of commercial and private aircraft. On May 24, 2004, BCC entered into a purchase and sale agreement to sell substantially all of the assets related to its Commercial Financial Services business to General Electric Capital Corporation (GECC). The assets to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Final closing may occur subsequent to July 30, 2004, subject to mutual agreement between the parties.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

	Six months ended June 30		Three months ended June 30
Dollars in millions	2004	2003	2004	2003
Revenues	$25,991	$24,916	$13,088	$12,717
Operating Earnings (Loss)	$1,468	$(695)	$644	$(312)
Operating Margins	5.6%	(2.8)%	4.9%	(2.5)%
Net Earnings (Loss)	$1,230	$(670)	$607	$(192)
Effective Income Tax Rate	21.3%	19.0%	6.2%	48.3%

	June 30 2004	December 31 2003
Contractual Backlog	$103,350	$104,812
Unobligated Backlog	$46,076	$50,564

Revenues

Higher revenues for the six months ended June 30, 2004 when compared to the same period in 2003 were primarily due to growth in IDS revenues. The increase in IDS revenues of approximately $1.8 billion was primarily due to growth in our Network Systems segment, specifically due to increased activity in Future Combat Systems, Missile Defense, and Proprietary and Airborne Command and Control programs. In addition, our A&WS revenues increased due to volume increases in the F/A-18, Joint Direct Attack Munitions (JDAM), and rotorcraft programs. These increases in revenues, however, were partially offset by a decrease in the Commercial Airplanes segment of $515 million. While deliveries of commercial jet aircraft increased when compared to the first six months of 2003, revenues from commercial jet aircraft deliveries decreased since there was a change in the model mix which was skewed towards the lower-priced, single-aisle aircraft. Further, the decrease in Commercial Airplanes revenues was due to lower airplane services and used aircraft sales volume. In addition, the Other segment revenues decreased by $235 million primarily due to the delivery of 717 model aircraft to Air Tran Holdings, Inc. during the six months ended June 30, 2003. There were no such deliveries in 2004.

Higher revenues for the three months ended June 30, 2004 when compared to the same period in 2003 were primarily due to the factors discussed above.

Operating Earnings

Operating earnings increased for the six months ended June 30, 2004 when compared to the same period in 2003. During the three months ended March 31, 2003, we recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS. In addition, during the three months ended June 30, 2003, we recorded a charge of $1.1 billion related to the satellite and launch businesses due to the weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program, and cost growth. Excluding these charges, our operating earnings for the six months ended June 30, 2004 improved slightly when compared to the six months ended June 30, 2003. Operating earnings improved due to a $162 million decrease in asset impairment charges and valuation reserves related to customer financing assets, which were recorded by BCC and the Other segment, when compared to the same period in 2003. Furthermore, operating earnings reflected improved cost performance in both the Commercial Airplanes segment and IDS. However, these improvements to operating earnings were mitigated by increased research and development expenses of $198 million and increased pension expense of $249 million. For the six months ended June 30, 2004, we had pension expense, compared to pension income for the six months ended June 30, 2003, due to negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods.

Net Earnings

The increase in net earnings for the six months ended June 30, 2004 when compared to the same period in 2003 resulted from higher operating earnings and the receipt of interest of $219 million related to our income tax refunds discussed below. These increases in operating earnings and interest income were offset by an increase in our income tax expense of $485 million.

Income Taxes

Income tax expense for the six months ended June 30, 2004 was $324 million, or an effective tax rate of 21.3% of pre-tax earnings, compared with an income tax benefit of $161 million, or an effective tax rate of 19.0% of pre-tax loss, for the same period in 2003. The effective income tax rate differed from the Federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extra Territorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, and tax benefits associated with a settlement with the Internal Revenue Service (IRS) of the years 1986-1997. The effective income tax rate for the six months ended June 30, 2003 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

Income tax expense for the second quarter of 2004 was $39 million, or an effective tax rate of 6.2% of pre-tax earnings, compared with an income tax benefit of $187 million, or an effective tax rate of 48.3% of pre-tax loss, for the same period in 2003.

Income taxes have been settled with the IRS for The Boeing Company for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992, and IRS examinations have been completed through 1997.

During the six months ended June 30, 2004, we received federal tax refunds totaling $368 million. $142 million related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation and $223 million related to a settlement of the 1983 through 1987 tax years. The remainder of the $368 million related to the 1985 tax year. Of the total $368 million in refunds received, $154 million was reflected as interest income in the first quarter of 2004.

In June 2004, we received notice and made accruals for approved federal income tax refunds totaling $230 million (of which $65 million represents interest). The refunds related to a settlement of the 1986 through 1997 tax years. This event resulted in a $188 million increase to net earnings for the three months ended June 30, 2004. We believe adequate provisions for all outstanding issues have been made for all open years.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The decrease in contractual backlog during the six months ended June 30, 2004 relates to higher delivery volume on all airplane programs relative to new orders in the Commercial Airplanes segment, sales in the A&WS segment, and a termination for convenience on a commercial satellite in the L&OS segment. These decreases in backlog were partially offset by increases in backlog attributable to the C-17 and JDAM programs in the A&WS segment and a C-17 program award in the Support Systems segment.

Unobligated backlog decreased by approximately $4.5 billion for the six months ended June 30, 2004. This decrease is primarily attributable to the termination of the RAH-66 Comanche program and firm order increases to the C-17 program, partially offset by an increase due to the Navy Multi-mission Maritime Aircraft program contract award.

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

Liquidity and Capital Resources

Primary sources of our liquidity and capital resources include cash flow from operations. Additionally we have substantial borrowing capability through commercial paper programs and long-term capital markets as well as unused borrowing on revolving credit line agreements. The primary factors that affect our liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments/refunds as well as interest and dividend payments; our stock repurchase plan; internal investments; and potential acquisitions and divestitures.

Cash flow summary

	Six months ended June 30
(Dollars in millions)	2004	2003
Net earnings (loss)	$1,230	$(670)
Non-cash items	1,217	2,114
Changes in working capital	(903)	(1,027)

Net cash (used)/provided by operating activities	1,544	417
Net cash (used)/provided by investing activities	1,283	(757)
Net cash (used)/provided by financing activities	(1,276)	(114)

Net increase in cash and cash equivalents	1,551	(454)
Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of second quarter	$6,184	$1,879

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the six months ended June 30, 2004, our investment in working capital increased. This increase is primarily due to $2.0 billion of discretionary pension contributions made in 2004 (see below discussion on pensions). Other items contributing to the increase in investment in working capital include:

•	a decrease in inventory resulting from a decrease in Commercial Airplanes inventory driven by the downturn in the commercial aviation market, which has resulted in less demand for the production of commercial aircraft,

•	a change in income taxes payable related to the tax refunds recorded and tax expense related to current earnings.

Net cash provided by operations includes intracompany cash of $0.4 billion and $0.8 billion for the six months ended June 30, 2004 and 2003 resulting from the sale of aircraft for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

We previously disclosed in our 2003 Annual Report on Form 10-K that we expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be approximately $100 million in 2004 and that we were evaluating a discretionary contribution to our plans in the range of $1 billion (pre-tax) during the first quarter of 2004, and would consider making additional contributions later in the year. During the six months ended June 30, 2004, we made discretionary and non-discretionary pension contributions of $2 billion (pre-tax) and $13 million (pre-tax). We may contribute further to our plans in 2004, and are evaluating an additional discretionary contribution of up to $1 billion in the near term. We expect to contribute approximately $20 million to our other postretirement benefit plans in 2004. During the six months of 2004, we made contributions of $8 million.

For discussion of income tax refunds refer to Consolidated Results of Operations – Income taxes (page 37).

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. The growth in customer financing was primarily financed by BCC’s cash flow for the six months ended June 30, 2004. As of June 30, 2004, we have outstanding irrevocable commitments of approximately $3.3 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 17.

Cash was provided by investing activities for the six months ended June 30, 2004 and used by investing activities in the comparable period in 2003. For the six months ended June 30, 2004, we sold Commercial Financial Services; during the same period of 2003, we acquired Conquest. Additionally, for the six months ended June 30, 2004 the size of the BCC portfolio declined, which is consistent with the announcement to change their strategic direction.

Financing activities

There were no debt issuances during the six months ended June 30, 2004. For the six months ended June 30, 2003, we received proceeds of $1.0 billion related to our September 13, 2002 shelf registration. There were 4,375,800 shares repurchased at a price of $204 million and 3,214 shares repurchased in a stock swap in the six months ended June 30, 2004 and no shares were repurchased in the same period of 2003.

On July 26, 2004, BCC redeemed $1.0 billion face value of its outstanding senior notes, which had a carrying value of $999 million. This included the entire principal balance, equal to $500 million face value, of its 7.10% senior notes due 2005 and $500 million face value of its 5.65% senior notes due 2006. See Note 21 of the notes to condensed consolidated financial statements for a discussion on the July 26, 2004 debt redemption.

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

Capital Resources

Boeing and BCC each have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of June 30, 2004, we have no outstanding commercial paper issuances.

Our total debt obligation is $13.7 billion and is primarily unsecured. Debt obligation includes $8.5 billion held at BCC. The remaining $5.2 billion of debt includes $0.5 billion relating to non-recourse debt as described in Note 14 of our 2003 Annual Report on Form 10-K.

We have additional substantial borrowing capability. Currently, we have $4.0 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 12. BCC has $4.8 billion that remains available from shelf registrations filed with the SEC. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

On March 23, 2004, we filed a shelf registration with the SEC for $1.0 billion for the issuance of debt securities and underlying common stock.

Off-Balance Sheet Arrangements

We enter into arrangements with off-balance sheet risk in the normal course business. These arrangements are primarily in the form of guarantees, equipment trust certificate investments, and product warranties. See Note 17 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001, generating on-going travelers’ concerns and additional costs for security.

World-wide economic growth continued during the second quarter of 2004. Led by strong economic growth in the United States and China, world air traffic levels were at or above traffic levels carried by the airlines in 2000. This strong volume of air travel won’t necessarily generate strong airline profits because of a weak pricing environment and persistently high oil and fuel prices. Airlines find themselves in an increasingly competitive situation with fast-growing low-cost, low-fare competitors placing significant pricing pressure in an increasing number of air travel markets. Persistently high oil and fuel prices are placing cost pressure on airlines, increasing world-wide airline operating costs by billions of dollars. The ability of airlines to pass these costs on to their customers is limited by the competitive environment. Consequently, some airlines, particularly large US network carriers, are facing significant losses again in 2004 and may face significant financial difficulties.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 SARS outbreak in Asia, new armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery.

During this year, we expect to establish cost sharing arrangements with suppliers for the 7E7 to offset a substantial portion of the financial risk of developing the 7E7 product. In each arrangement, we will retain the traditional Boeing rights to the 7E7.

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

We continue to explore strategic options related to our operations at Wichita, Tulsa and McAlester sites.

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$11,001	$11,516	$5,671	$5,819
% Of Total Company Revenues	42%	46%	43%	46%
Operating Earnings	$734	$201	$382	$313
Operating Margins	6.7%	1.7%	6.7%	5.4%

	June 30 2004	December 31 2003
Contractual Backlog	$62,179	$63,929

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. The decline of $515 million in revenue from the first half of 2003 to the first half of 2004 was primarily attributable to new airplane model mix of $245 million, and lower airplane services of $96 million. New commercial jet aircraft deliveries were higher in the first half of 2004 compared to the same period in 2003, but the delivery mix included more single-aisle aircraft and fewer twin-aisle aircraft.

Revenues for the three months ended June 30, 2004 were down $148 million from the same period in 2003 primarily due to model mix of $206 million offset by used aircraft sales and other of $58 million.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, were as follows.

	Six months ended June 30				Three months ended June 30
Model	2004		2003		2004		2003
717	6	(4)	6	(5)	3	(1)	3	(3)
737 Next-Generation*	105		85		50		44
747	9		10		4		4
757	8		9		4		4
767	4	(1)	16	(1)	3		7
777	19		19		11		12

Total	151		145		75		74

*	Deliveries in the six and three months ended June 30, 2003, included one intercompany Wedgetail AEW&C System 737 aircraft.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	June 30 2004	March 31 2004	December 31 2003
717	131	128	125
737 Next-Generation	1,525	1,475	1,420
747	1,347	1,343	1,338
757	1,044	1,040	1,036
767	920	917	916
777	482	471	463

The undelivered units under firm order* were as follows:

Model	June 30 2004	March 31 2004	December 31 2003
717	22	19	22
737 Next-Generation	773	785	800
747	31	30	32
757	5	9	13
767	25	24	25
777	145	153	159
*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders, government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating earnings

The increase of $533 million in operating earnings from the first half of 2003 to the first half of 2004 was primarily attributable to a goodwill impairment charge of $341 million in 2003 and improved cost performance and other of $285 million partially offset by increased research and development expense of $162 million.

The increase of $69 million in operating earnings during the three months ended June 30, 2004 from the comparable period of 2003 was primarily due to improved cost performance and other of $136 million partially offset by increased research and development expense of $93 million.

Accounting quantity

For each airplane program, we estimate the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. We refer to this estimate as the “accounting quantity.” The accounting quantity for each program is a key determinant of gross margins we recognize on sales of individual airplanes throughout the life of a program. See Note 1 of our 2003 Annual Report on Form 10-K for a discussion on Program Accounting. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

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

There were changes to the program accounting quantities during the three months ended June 30, 2004 and there were no changes during the three months ended March 31, 2004 compared to December 31, 2003. The accounting quantity on the 717 program increased by six for additional firm orders and increased by 200 on the 737 program as a result of additional orders received since the last accounting quantity extension in 2003.

The program accounting quantities were as follows:

Model	June 30 2004	March 31 2004	December 31 2003
717	154	148	148
737 Next-Generation	2,400	2,200	2,200
747	1,388	1,388	1,388
757	1,050	1,050	1,050
767	975	975	975
777	650	650	650

Due to ongoing market uncertainty for the 717 aircraft, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of June 30, 2004, of the 22 remaining undelivered units, 10 units will be delivered to a single customer. Due to the customer’s uncertain financial condition, on a consolidated basis, these aircraft are expected to be accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of June 30, 2004, remained realizable.

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

In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $350 million.

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

	717	737 Next- Generation	747	757	767	777
June 30, 2004
Cumulative firm orders (CFO)	153	2,298	1,378	1,049	945	627
Anticipated orders	N/A	100	9	N/A	28	23
Anticipated orders as a % of CFO	N/A	4%	1%	N/A	3%	4%
March 31, 2004
Cumulative firm orders	147	2,260	1,373	1,049	941	624
Anticipated orders	N/A	N/A	14	N/A	32	26
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	4%
December 31, 2003
Cumulative firm orders	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries (see table in Commercial Airplanes Revenues discussion) plus undelivered units under firm order (see table in Commercial Airplanes Revenues discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

The Department of Defense (DoD) is currently reviewing the United States Air Force (USAF)/Boeing agreement for the purchase/lease combination of 100 767 Tankers. On February 4, 2004, the Secretary of Defense asked for the completion of reports from the Defense Science Board and the DoD inspector general. The reports were completed in May 2004. Further program postponement was announced in May 2004 by the DoD to November 2004, pending completion of an Analysis of Alternatives (AoA) and the Mobility Capabilities Study (MCS). On February 20, 2004, we announced the slow down of development efforts on the USAF 767 Tanker program. This slow down resulted in the redeployment of labor resources in order to continue working on only critical path items to reduce company spending until the DoD reviews are complete. Receipt of the USAF tanker order is dependent on legislative action. The Department of Defense Appropriations Act for fiscal year 2005, as reported from conference (H.R. 108-22) provides funding for tanker replacement. The National Defense Authorization Act for fiscal year 2005 is still in process however the prior fiscal year’s Act (H.R. 1588) provided authorization for procurement of tanker aircraft. Our current expectation is that it is probable we will receive the USAF tanker order in 2005. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2006.

In order to meet the USAF’s proposed schedule for delivery, as of June 30, 2004, we have incurred inventoriable precontract costs of approximately $160 million, which consisted of $118 million related to development costs and about $42 million related to spending on one in-production aircraft. If the order is not received, we would also incur supplier termination charges of approximately $25 million. The inventoriable development costs are being deferred based on our assessment that it is probable the contract will be received. If the contract is not received, these costs will be charged to expense and would have a material negative impact to the program’s gross margin and may impact the continuation of the 767 program.

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

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of June 30, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	June 30 2004	December 31 2003
Deferred production costs	$905	$837
Unamortized tooling	$519	$582

As of June 30, 2004 and December 31, 2003, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

Backlog

Contractual firm backlog for the Commercial Airplanes segment excludes customers we deem to be high risk or in bankruptcy as of the reporting date. The decline in backlog during the three months ended June 30, 2004 represents higher delivery volume on all airplane programs relative to new orders due to the decline in the commercial aviation market. June 30, 2004, backlog does not include the anticipated order of 100 767 Tankers from the USAF. This order is anticipated to become a firm contract in 2005.

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

Defense environment overview

The DoD represents nearly 50% of the world’s defense budget. The current defense environment is characterized by transformation and change in the face of shrinking force structure, aging platforms, and a level of operations and engagements worldwide that are expected to remain high for the foreseeable future. The current environment is also heavily influenced by the continuing war on terrorism and the need to bring new technologies to assist the war fighter. The United States’ leadership in the global war on terrorism demonstrates the value of networked intelligence, surveillance and communications, interoperability across platforms, services and forces, and the leveraging effects of precise, persistent, and selective engagement. The significance and advantage of unmanned systems to perform many of these tasks is growing. These experiences are driving the DoD, along with militaries worldwide, to transform their forces and the way they operate. Network-centric warfare is at the heart of this transformation.

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

Institutions and events continue to shape the defense industrial environment. The DoD’s implementation of a new Joint Capabilities Integration and Development Systems organization and process, along with revisions to the Defense Acquisition System, Program Planning Budgeting and Execution processes and the establishment of the Office of Force Transformation, has created a durable institutional foundation for continued transformation. Operations in the continuing global war on terrorism reaffirm the need for the rapid projection of decisive combat power around the world and emphasize the need for new capabilities and solutions for the war fighter. They also highlight the need for improved logistics and stability operation capabilities at completion of hostilities. Toward that end, the DoD is fully committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve warfighting capabilities.

Missile Defense

Another significant area of growth and transformation are the efforts being made in missile defense. Funding for the missile defense market is primarily driven by the U.S. Government Missile Defense Agency (MDA) budget. The primary thrusts in this market are the continued development and deployment of theater missile defense systems and the Ground-based Midcourse Defense (GMD) program. The overall MDA missile defense budget for 2004 is approximately $9 billion with the 2005 budget expected to be at the same level.

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

Homeland Security Environment

The Department of Homeland Security became official in 2003, a year characterized by significant U.S. Government transformational and organizational challenges. Organizational alignment is ongoing and procurement practices are evolving. It is important to realize that this new department has been formed from existing agencies and their budgets, and therefore a large portion of the near-term budget is committed to heritage programs and staffing. Until some of these existing commitments are complete, funding for new opportunities will represent a small share of the overall Department of Homeland Security budget. We expect Homeland Security to be a stable market with minimal growth and emphasis being placed on Information Analysis and Infrastructure Protection.

The Bush Administration requested $40.2 billion in the fiscal 2005 budget request to support the Department of Homeland Security. This request is a 10 percent increase compared to the fiscal year 2004 request and exhibits the Bush Administration’s continued commitment to homeland security. Only 50% of the federal spending on homeland security is within the newly formed Department of Homeland Security. Other federal agencies such as DoD still have homeland security and homeland defense funding under their direction. IDS will continue to leverage our experience as the systems integrator on the EDS program, our aviation heritage and our Integrated Battlespace and network-centric operations expertise and capabilities into the homeland security marketplace.

Civil Space Transportation and Exploration Environment

The total NASA budget is expected to remain relatively flat over the next ten years, but it is forecasted that this budget will see a change in direction and emphasis. President Bush defined a new vision for exploration that will not require large budget increases in the near-term. Instead, it will bring about a sustained focus over time and reorientation of NASA’s programs. The funding added for exploration will total about $12 billion over the next five years. Most of this funding will be reallocated from existing areas as NASA reprioritizes to accomplish the new vision for exploration. The President has requested an additional $1 billion for NASA’s existing five-year plan, or on average $200 million per year. We believe this allocation will be more significant in the first three years of the plan rather than the later two. The establishment of the new vision will provide great opportunities for industry to develop new technologies and operational concepts to take human beings beyond low-earth-orbit. IDS, with our strong heritage in the development of space systems and our expertise in the area of human space flight, including the Space Shuttle and the International Space Station, is well positioned to work with and support our customer in accomplishing their goals. IDS will continue its work on the Space Shuttle and International Space Station programs along with development of critical technologies such as rocket propulsion and life support systems to prepare to meet the challenge of returning to the Moon and exploring the Solar System.

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

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience as well as for default based on our failure to meet specified performance measurements. If any of our government contracts were to be terminated for convenience (TFC), we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default (TFD), generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to re-procure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

On February 23, 2004, the U.S. Government announced plans to terminate for convenience, the RAH-66 Comanche contract. Boeing and Sikorsky Aircraft (a division of United Technologies Corporation) each had a 50/50 share in program work share and earnings. On March 19, 2004, the U.S. Government issued a partial TFC notification. By March 19, 2005, a termination proposal will be submitted and negotiated with the U.S. Government. It is anticipated that a complete termination will be issued shortly thereafter. The program represents less than 1% of the Boeing Company’s projected revenues for 2004 and 2005.

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a Government-fiscal-year basis (September 30 year- end), even though contract performance may extend over years.

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

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Department of State and DoD. The policies of some international customers require “industrial participation” agreements, which are discussed more fully in the “Disclosures about contractual obligations and commitments” section in our 2003 Annual Report on Form 10-K.

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

767 Tanker Program

The Department of Defense (DOD) is currently reviewing the USAF/Boeing agreement for the purchase/lease combination of 100 767 Tankers. On February 4, 2004, the Secretary of Defense asked for the completion of reports from the Defense Science Board and the DoD inspector general. The reports were completed in May 2004. Further program postponement was announced in May 2004 by the DoD to November 2004, pending completion of an Analysis of Alternatives (AoA) and the Mobility Capabilities Study (MCS). On February 20, 2004, we announced the slow down of development efforts on the USAF 767 Tanker program. This slow down resulted in the redeployment of labor resources in order to continue working on only critical path items to reduce company spending until the DoD reviews are complete. Receipt of the USAF tanker order is dependent on legislative action. The Department of Defense Appropriations Act for fiscal year 2005, as reported from conference (H.R. 108-22) provides funding for tanker replacement. The National Defense Authorization Act for fiscal year 2005 is still in process, however the prior fiscal year’s Act (H.R. 1588) provided authorization for procurement of tanker aircraft. Our current expectation is that it is probable we will receive the USAF tanker order in 2005. If approved, delivery of the pre-modified aircraft from Commercial Airplanes to IDS is scheduled to begin in 2006. In the event the program is not contracted, we would expense tanker related inventoried costs, and incur supplier termination charges. On a consolidated basis, our potential termination charges would be $268 million as of June 30, 2004, consisting of $185 million related to the Commercial Airplanes segment, and $83 million related to the IDS A&WS and Support Systems segments. Additionally, the outcome of the USAF proposal could also have an adverse impact on our margins associated with Italian and Japanese tanker contracts.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the six months ended June 30, 2004, the venture conducted three successful launches. The venture continues to aggressively manage its cost structure.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners, and have collateral rights to certain assets of the venture. We believe our total maximum exposure to loss from Sea Launch totals $225 million, taking into account recourse from other venture partners and estimated proceeds from collateral. The components of this exposure include $189 million ($839 million, net of $447 million in established reserves and $203 million in recourse from partners) of other assets and advances, $23 million for potential subcontract termination liabilities, and $13 million ($35 million net of $21 million in recourse from partners and $1 million in established reserves) of exposure related to performance guarantees provided by us to a Sea Launch customer. We also have outstanding credit guarantees with no net exposure ($511 million, net of $307 million in recourse from partners and $204 million in established reserves). We made no additional capital contributions to the Sea Launch venture during the six months ended June 30, 2004.

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

The cost estimates for the Delta II and Delta IV programs are based, in part, upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. The Mission Manifest represents management’s best estimate of the launch services market, taking into account all known information. Due to the volatility of the government launch market, and the current suspension, as described in Note 18, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore the financial performance of the Delta Programs.

Satellites

As is the standard for the commercial satellite industry, contracts are fixed price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. We believe we have appropriately estimated costs to complete these contracts. However, if a major event arises, it could result in a material charge. These programs are on-going, and while we believe the cost estimates reflected in the June 30, 2004 financial statements are adequate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger termination for default provisions or other financially significant exposure. Thus far in 2004, two satellites have been delivered retiring the TFD risk on those satellites. For the remainder of the year we have two commercial satellite contracts that could still expose us to the risk of contract TFD notification. The TFD risks are $235 and $477 million. Management believes a TFD notification is not likely due to program progress and continuing contractual efforts in process on the remaining two satellites this year. Our satellite programs are reported in either the Network Systems or L&OS segments.

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

The development of cost of sales percentages involves procedures and personnel in all areas that provide financial, technical, or production information on the status of contracts. Estimates of each significant contracts sales and costs (including certain costs presented as General and Administrative) are reviewed and reassessed quarterly. Any changes in these estimates result in recognition of cumulative adjustments to the contract profit in the period in which changes are made. Due to the size and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Assumptions are made regarding the length of time to complete each contract because estimated costs also include expected changes in wages, prices for materials, fixed costs, and other costs.

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

IDS Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$14,579	$12,823	$7,162	$6,562
% Of Total Company Revenues	56%	51%	55%	52%
Operating Earnings (Loss)	$1,434	$(398)	$696	$(429)
Operating Margins	9.8%	(3.1)%	9.7%	(6.5)%

			June 30 2004	December 31 2003
Contractual Backlog			$41,171	$40,883

Revenues

For the six months ended June 30, 2004 revenues grew nearly 14% compared to the same period in 2003 with increased revenue throughout all four segments. A&WS increased revenue is driven by increased deliveries on the F/A-18 and F/A-22 programs; higher volume on the Joint Direct Attack Munitions (JDAM), V-22, Apache, and Chinook programs of $700 million, partially offset by fewer C-17, C-40 and T-45 deliveries totaling $240 million in decreased sales. Network Systems had increased volume from the Missile Defense and Integrated Battlespace markets, including Airborne Command and Control, Proprietary, and Military Transformation Programs generating increased revenues of $1.2 billion, partially offset by decreased Homeland Security activity. Support Systems had increased volume in the Supply Chain Services, Training Systems and Services, Life Cycle Customer Support (LCCS), Modification and Upgrades and Maintenance and Modification businesses generating over $300 million in increased revenues, partially offset by decreased Contractor Logistics Support and Services activity. L&OS had a settlement of a TFC on a commercial satellite program and increased return to flight activity on NASA programs of $220 million, partially offset by decreased launch and satellite deliveries and milestone completions of $160 million. IDS revenues increased 9% for the three months ended June 30, 2004 compared to the same period in 2003.

Operating Earnings

For the six months ended June 30, 2004 earnings increased by 13% compared to the same period in 2003, excluding 2003 charges recognized in connection with our review of goodwill balances under SFAS No. 142 and $1.1 billion related to Delta IV and satellites in the second quarter. The SFAS No. 142 review resulted in a first quarter charge of $572 million related to L&OS. A&WS increase is due to continued performance improvements on production programs in both the Precision Engagement and Mobility markets of $66 million and revenue growth of $80 million, partially offset by increased investment on the 767 Global Tanker Transport Aircraft (GTTA) program during the period. Network Systems increase is due to the improved profitability on the Integrated Battlespace, Proprietary and Homeland Security Programs of $42 million and revenue growth of $117 million, partially offset by cost growth on Missiles Defense, Airborne Command and Control and military satellite programs. Support Systems increase is due to the revenue growth of $38 million and performance throughout the Support Systems business base of $27 million. L&OS operating earnings continue to be negatively impacted by performance issues and inventory write downs in the satellite business.

For the three months ended June 30, 2004 earnings increased by nearly 4% compared to the same period in 2003, this excludes the 2003 charges mentioned above. The 2004 second quarter earnings growth follow the increased revenue stated above along with strong performance in the A&WS, Network Systems and Support Systems segments. Those increases were partially offset by increased investment on the 767 GTTA program in A&WS and continued cost growth/inventory issues on the commercial satellite programs in L&OS.

Backlog

For the six months ended June 30, 2004 backlog increased by 1% mainly due to orders on F/A-22 and C-17 in A&WS; Turkey 737 AEW&C in Network Systems; and various Support Systems segment orders for a total contractual backlog increase of nearly $14.9 billion offset by sales throughout the segments of $14.6 billion. Network Systems also won the Navy Multi-mission Maritime Aircraft program in June which added $3.9 billion to our total backlog.

Aircraft and Weapons Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$5,687	$5,224	$2,666	$2,540
% Of Total Company Revenues	22%	21%	20%	20%
Operating Earnings	$860	$753	$384	$372
Operating Margins	15.1%	14.4%	14.4%	14.6%

			June 30 2004	December 31 2003
Contractual Backlog			$19,661	$19,352

Revenues

For the six months ended June 30, 2004 revenue increased by 9% compared to the same period in 2003 due to additional deliveries on the F/A-18 and F/A-22 programs and increased volume from the Apache, Chinook, V-22 and JDAM programs, partially offset by fewer C-17 and T-45 deliveries. A&WS revenue increased by 5% for the three months ended June 30, 2004 compared to the same period in 2003. This was primarily due to additional deliveries on the F/A-18 and F/A-22 programs coupled with increased volume from the Apache, Chinook and JDAM programs, partially offset by fewer C-17 and T-45 deliveries and the retirement of the AV-8B program.

Deliveries of units for principal production programs (New Build Aircraft only) were as follows:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
C-17 Globemaster	8	9	3	4
F/A-18E/F Super Hornet	25	20	12	9
T-45TS Goshawk	4	7	2	3
F-15E Eagle	2	2	1	1
CH-47 Chinook	0	0	0	0
C-40A Clipper	0	1	0	0
AH-64 Apache	0	0	0	0

Operating Earnings

For the six months ended June 30, 2004 earnings improved by 14% compared to the same period in 2003 due to continued performance improvements on production programs and the revenue growth stated above. For the six months ended June 30, 2003 segment earnings benefited from favorable adjustments resulting from liquidation of inventory that was impaired in 1999 on the F-15 program. A&WS earnings increased by 3% for the three months ended June 30, 2004 compared to the same period in 2003 from the revenue growth stated above partially offset by increased investment on the 767 GTTA program during the period.

Backlog

For the six months ended June 30, 2004 total contractual backlog for A&WS increased. A&WS increased contractual backlog is attributed to increases to the F/A-22 and C-17 programs. This was partially offset by sales on the F/A-18 and JDAM programs. The second quarter decrease can be attributed to aircraft deliveries on the F/A-18 program.

Network Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$5,206	$4,187	$2,725	$2,233
% Of Total Company Revenues	20%	17%	21%	18%
Operating Earnings	$406	$235	$225	$101
Operating Margins	7.8%	5.6%	8.3%	4.5%

			June 30 2004	December 31 2003
Contractual Backlog			$12,266	$11,715

Revenues

For the six months ended June 30, 2004 revenues increased by 24% compared to the same period in 2003 from increased volume from the Missile Defense and Integrated Battlespace markets, including Airborne Command and Control, Proprietary, and Military Transformation Programs, partially offset by decreased Homeland Security activity. Network Systems revenue increased by 22% for the three months ended June 30, 2004 when compared to the same period in 2003. The increase was driven primarily by increased volume in Missile Defense and Integrated Battlespace Proprietary and Military Transformation Programs, including the completion of major design concept review on the Future Combat Systems.

Operating Earnings

For the six months ended June 30, 2004 operating earnings increased 33% when compared to the same period in 2003, which excludes second quarter 2003 charges of $0.1 billion related to military satellite contracts. This increase is due to the improved profitability on the Integrated Battlespace Proprietary and Homeland Security Programs coupled with the revenue growth stated above, partially offset by cost growth on Missiles Defense, Airborne command and control and military satellite programs. For the three months ended June 30, 2004, Network Systems earnings increased 31% when compared to the same period in 2003, excluding the charges mentioned above, due to the improved profitability on the Integrated Battlespace Proprietary and Military Transformation programs coupled with the revenue growth stated above.

Backlog

Total contractual backlog for Network Systems increased for the six months ended June 30, 2004. The increase is primarily due to the capture of an order for the Turkey 737 AEW&C. Future Combat

Systems and Airborne Laser programs also contributed to the increase. This was offset by sales on the Missile Defense and Proprietary programs. Network Systems also won the Navy Multi-mission Maritime Aircraft program in June which added $3.9 billion to total backlog.

Support Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$2,206	$1,984	$1,099	$1,019
% Of Total Company Revenues	8%	8%	8%	8%
Operating Earnings	$281	$216	$137	$107
Operating Margins	12.7%	10.9%	12.5%	10.5%

	June 30 2004	December 31 2003
Contractual Backlog	$6,143	$5,882

Revenues

For the six months ended June 30, 2004 revenues increased 11% compared to the same period in 2003 through increased volume in the Supply Chain Services, Training Systems and Services, LCCS, Modification and Upgrades and Maintenance and Modification businesses, partially offset by decreased Contractor Logistics Support and Services. Support Systems segment revenues for the three months ended June 30, 2004 increased 8% compared to the same period in 2003 primarily through increased volume in Supply Chain Services, LCCS, and Training Systems and Services, offset with lower volume in Contractor Logistics Support and Services.

Operating Earnings

For the six months ended June 30, 2004 earnings increased 30% compared to 2003 due to the revenue volume stated above and the excellent performance throughout the business base. Support Systems segment earnings for the three months ended June 30, 2004 increased 28% compared to the same period in 2003 from the increased revenue stated above and strong performance in LCCS and maintenance and modification businesses.

Backlog

Total contractual backlog for Support Systems increased for the six months ended June 30, 2004 due to the LCCS and Modernization and Upgrade programs. The second quarter decrease can be attributed to sales within the Contractor Logistics Support and Service program as well as Supply Chain Services.

Launch & Orbital Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$1,480	$1,428	$672	$770
% Of Total Company Revenues	6%	6%	5%	6%
Operating Loss	$(113)	$(1,602)	$(50)	$(1,009)
Operating Margins	(7.6)%	N.M.	(7.4)%	N.M.

	June 30 2004	December 31 2003
Contractual Backlog	$3,101	$3,934

N.M.	= Not Meaningful

Revenues

For the six months ended June 30, 2004 revenues increased by 4% when compared to the same period in 2003 primarily driven increased return to flight activity on NASA programs and revenues associated with a settlement of a TFC on a commercial satellite program, partially offset by decreased launch and satellite deliveries and milestone completions. L&OS segment revenues decreased by 13% for the three months ended June 30, 2004 when compared to the same period in 2003 primarily due to decreased commercial satellite milestone completions and deliveries.

Deliveries of production units were as follows:

	Six months ended June 30		Three months ended June 30
	2004	2003	2004	2003
Delta II	1	2	1	1
Delta IV	0	1	0	0
BSS Satellites	2	3	1	2

Operating Earnings

For the three and six months ended June 30, 2004 L&OS operating earnings continue to be negatively impacted by performance issues and inventory write downs in the satellite business. During the second quarter the US Government lowered its Delta IV EELV Mission Manifest. This reduction was reflected in our cost estimates and was offset by a probable price adjustment for a change in the statement of work on certain Delta IV EELV missions. 2003 L&OS earnings were impacted by first and second quarter charges recognized in connection with our review of goodwill balances under SFAS No. 142 (first quarter charge of $572 million) and charges recognized in connection with Delta IV and Boeing Satellite Systems businesses (second quarter charge of $1.0 billion).

We are a 50-50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our proportionate share of joint venture earnings is recognized as income. Included in the L&OS operating earnings for the three months ended June 30, 2004 were $17 million compared to $11 million for the same period in 2003. For the six months ended June 30, 2004, earnings were $27 million compared to $24 million for the same period in 2003.

Backlog

Total contractual backlog for L&OS decreased for the six months ended June 30, 2004 due to the TFC of a satellite contract as well as sales related to NASA programs. The decrease in contractual backlog in the second quarter is attributed to the strong sales from the NASA programs.

BOEING CAPITAL CORPORATION

Business Environment and Trends

BCC’s strategic direction has shifted from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall corporate exposures. For our commercial aircraft market, BCC facilitates, arranges and provides financing to Commercial Airplanes’ customers. For our space and defense markets, BCC primarily arranges and structures financing solutions for IDS’s government customers. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services business. The assets to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Final closing may occur subsequent to July 30, 2004, subject to mutual agreement between the parties. See Note 7 for a discussion on the disposition of BCC’s Commercial Financial Services business.

At June 30, 2004, BCC’s portfolio consisted of financing leases, notes and other receivables, equipment under operating leases (net of accumulated depreciation), investments and equipment held for sale or re-lease (net of accumulated depreciation).

Refer to discussion of the airline industry environment in the Commercial Airplanes Business Environments and Trends.

Aircraft values and lease rates are also being impacted by the number and type of aircraft that are currently out of service due to overcapacity. Approximately 1,900 aircraft (11% of world fleet) continue to be parked, including both in production and out of production aircraft types. This is a decrease of approximately 100 aircraft from the number of aircraft parked at March 31, 2004.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. While we continue to believe in the utility and marketability of the 757 aircraft, we are unable to predict whether or how the end of the 757 program, as well as overall market conditions, may impact 757 collateral values and rental rates. At June 30, 2004, $1.6 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. Should the 757 aircraft suffer a significant decline in utility and market acceptance, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. While BCC is unable to determine the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on BCC’s earnings and/or financial position.

Due to ongoing market uncertainty for the 717 aircraft, possible material exposures exist related to the 717 program. (See Commercial Airplanes segment discussion). At June 30, 2004, $2.3 billion of BCC’s portfolio was collateralized by 717 aircraft. We are unable to predict whether or how a possible end of production, as well as overall market conditions, would impact 717 collateral values. In the event of a program termination decision, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. While BCC is unable to determine the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on BCC’s earnings and/or financial position.

Excluding the effects of BCC’s sale of its Commercial Financial Services business, at June 30, 2004, there were $148 million of assets, principally commercial aircraft, that were held for sale or re-lease, of which $70 million had a firm contract to sell or place on lease. Additionally, approximately $218 million of BCC’s assets are currently scheduled to come off lease in the next twelve months and become subject to replacement into the market. The inability of BCC to sell or place these assets into a revenue-generating service could pose a potential risk to its results of operations.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of June 30, 2004. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows and/or financial position.

United Airlines (United) accounted for $1.2 billion (11.5%) of BCC’s total portfolio at both June 30, 2004 and December 31, 2003. At June 30, 2004, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At June 30, 2004, United was BCC’s second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. Subsequent to June 30, 2004, United successfully extended its debtor-in-possession financing credit facilities through June 30, 2005 and increased its financing commitments by $500 million. United is continuing to pursue alternative financing through private investors. During 2003, BCC completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767 aircraft and 13 777 aircraft were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757 aircraft in which BCC holds an ownership and security interest were revised in a manner that reclassified these leases as operating leases. At June 30, 2004, United is current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including our aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft BCC financed are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans revert to the original terms, which are generally less favorable to United. United would retain its right under Chapter 11 to return the aircraft in the event of a reversion to the original lease and loan terms.

ATA Holdings Corp. (ATA) accounted for $722 million and $743 million (7.2% and 7.4%) of BCC’s total portfolio at June 30, 2004 and December 31, 2003. At June 30, 2004, the ATA portfolio included 12 757 aircraft and an investment in mandatory redeemable preferred stock with a face value of $50 million. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, BCC agreed to restructure certain outstanding leases by extending their terms and deferring a portion of ATA’s rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables.

ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 is other-than-temporarily impaired. Accordingly, during the second quarter of 2004 BCC lowered the carrying value of this investment to its fair value, resulting in an impairment of $29 million.

Hawaiian Holdings, Inc. (Hawaiian) accounted for $481 million and $506 million (4.8% and 5.0%) of BCC’s total portfolio at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Hawaiian portfolio primarily consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. BCC agreed to permit Hawaiian to return two 717 aircraft. These 717 aircraft were leased to a third party in the first quarter of 2004. In February 2004, BCC filed in court, as a co-proponent with the Corporate Recovery Group (CRG), a plan of reorganization for Hawaiian, which would include among other things a revision of their lease terms resulting in a substantial decrease in their rentals from Hawaiian. Taking into account the specific reserves for the Hawaiian receivables, BCC does not expect that the transactions with Hawaiian will have a material adverse effect on their earnings, cash flows and/or financial position. In the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on BCC’s earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Summary Financial Information

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$480	$456	$229	$232
% Of Total Company Revenues	1.8%	1.8%	1.7%	1.8%
Operating Earnings (Loss)	$88	$(66)	$15	$60
Operating Margins	18.3%	(14.5)%	6.6%	25.9%

		June 30 2004		December 31 2003
Portfolio		$10,031		$10,065
% of Total Receivables in Valuation Allowance		5.1%		5.1%
Debt		$8,456		$9,177
Debt-to-Equity Ratio		4.7-to-1		4.7-to-1

Revenues

BCC segment revenues consist principally of income from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals and gains/losses on revaluation of derivatives. BCC does not expect growth in the future due to its change in business strategy described in the Business Environment and Trends section. During the six months ended June 30, 2004, BCC’s net gain on disposal totaled $19 million compared with $2 million of net losses for the same period in 2003. The increase was primarily due to the sale of an investment in a single special purpose entity (SPE) arrangement. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. There can be no assurance that BCC will recognize such gains in the future.

Operating earnings

BCC’s operating earnings are presented net of interest expense, valuation allowance adjustments, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in operating earnings during the six months ended June 30, 2004 was primarily attributable to the decrease in valuation allowance compared to the same period in 2003. Financing related interest expense decreased to $173 million during the six months ended June 30, 2004, when compared to $179 million for the same period in 2003.

As summarized in the following table, during the six months ended June 30, 2004, we recognized pre-tax expenses of $90 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, of which $45 million related to BCC. For the same period in 2003, we recognized pre-tax expenses of $252 million, of which $200 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
2004
Increased valuation allowance		$34	$34
Revaluation of equipment on operating lease	$16		16
Other adjustments	29	11	40

	$45	$45	$90

2003
Increased valuation allowance	$130	$30	$160
Revaluation of equipment on operating lease	49	4	53
Other adjustments	21	18	39

	$200	$52	$252

In light of the decline in the creditworthiness of its customers over the past few years, BCC has substantially increased the valuation allowance. BCC recorded no special charge to earnings to increase the valuation allowance during the six months ended June 30, 2004, compared to a $130 million charge to earnings during the same period of 2003 due to the decline in the creditworthiness of its customers over the past two years. The Other segment recorded a $34 million charge to earnings during the six months ended June 30, 2004, compared to $30 million during the same period in 2003.

Additionally, during the six months ended June 30, 2004, BCC recorded pre-tax non-cash asset impairment-related charges totaling $45 million. This was primarily comprised of $16 million related to aircraft and equipment under operating lease and held for sale or re-lease and $29 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the same period of 2003, BCC recognized charges of $70 million, of which $21 million was due to the write-off of forward-starting interest rate swaps related to Hawaiian. Additionally, the Other segment recognized charges of $11 million and $22 million during the six months ended June 30, 2004 and 2003, respectively. The charge of $11 million related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

OTHER

Other segment losses were $228 million for the six months ended June 30, 2004 as compared to losses of $182 million for the six months ended June 30, 2003. Increase in other segment losses during the six months ended June 30, 2004 when compared to the same period in 2003 were attributable to impairment costs of $15 million at our Shared Services Group, increased costs at Connexion by BoeingSM related to the preparation for the launch of commercial services of $19 million which started in May 2004 and other miscellaneous insignificant increases. On April 1, 2004, ATM was absorbed into Phantom Works advanced research and development division, which is included within the Boeing Technology organization.

Other segment losses were $124 million for the three months ended June 30, 2004 as compared to $64 million for the three months ended June 30, 2003. Increase in other segment losses during the three months ended June 30, 2004 when compared to the same period in 2003 were primarily due to the factors above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2003.

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

(b) Changes in internal control over financial reporting.

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

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that two virtually identical shareholder derivative lawsuits were filed in September 2003 in Cook County Circuit Court, Illinois against us as nominal defendant and against each then current member of our Board of Directors. These two suits were consolidated November 13, 2003. We also reported that a shareholder derivative action was filed against us as nominal defendant and against each then current member of our Board of Directors in October 2003 in federal court for the Southern District of New York. This derivative action charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the federal district court and the plaintiff has appealed to the Court of Appeals of the Second Circuit.

It is not possible at this time to determine whether this shareholder derivative action would or could have a material adverse effect on our financial position.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that we are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002, in which class certification is sought or has been granted. In our Quarterly Report on Form 10-Q for the period ended March 31, 2004, we reported that we were named as a defendant in an eighth employment discrimination matter in state court in California. These eight lawsuits, which seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages, are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for us following trial. One case in Seattle alleging discrimination based on gender has been settled. Three cases—one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination—have resulted in denials of class certification. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and we are seeking review of that decision. We intend to continue our aggressive defense of these cases. It is not possible to determine whether the pending employment discrimination matters could or would have a material adverse effect on our financial position.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases we made during the quarter ended June 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
04/01/04 thru 04/30/04	0	0	0	0
05/01/04 thru 05/31/04	750,000	$43.98	750,000	43,515,500
06/01/04 thru 06/30/04	3,629,014	$47.38	3,625,800	39,889,700
TOTAL	4,379,014	$46.80	4,375,800	39,889,700

(1)	We repurchased an aggregate of 4,375,800 shares of our common stock pursuant to the resumption of our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 3,214 shares of our common stock in stock swap transactions outside of the Program.
(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s Annual Meeting of Shareholders was held on May 3, 2004.

(b) In an uncontested election, four nominees of the Board of Directors were elected for three-year terms expiring on the date of the annual meeting in 2007. The votes were as follows:

	For	Withheld
John H. Biggs	590,120,709	119,760,495
John E. Bryson	584,422,185	125,459,019
Linda Z. Cook	680,134,752	29,746,452
Rozanne L. Ridgway	583,506,824	126,374,380

The terms of the following directors continued after the annual meeting:

Kenneth M. Duberstein	John F. McDonnell
W. James McNerney, Jr.	Lewis E. Platt
John M. Shalikashvili	Harry C. Stonecipher

Paul E. Gray retired as of the date of the 2004 Annual Meeting.

(c)	The results of voting on Proposals 2 through 10 were as follows:

2.	A management proposal to approve amendments to the Company’s Certificate of Incorporation and By-Laws to eliminate certain supermajority vote requirements.

Number of Votes
For	530,195,608
Against	28,363,506
Abstain	13,960,530
Broker non-votes	137,361,560

3.	A Company advisory vote on the appointment of Deloitte & Touche as independent auditors for the fiscal year ending December 31, 2004.

Number of Votes
For	676,472,844
Against	20,696,897
Abstain	12,711,464
Broker non-votes	-0-

4.	A shareholder proposal requesting the Company to amend its code of conduct and to provide a report relating to ethical criteria for military production-related contract bids.

Number of Votes
For	40,326,579
Against	474,570,623
Abstain	57,622,443
Broker non-votes	137,361,559

5.	A shareholder proposal requesting the Board to develop and adopt a comprehensive human rights policy.

Number of Votes
For	88,787,036
Against	422,583,191
Abstain	61,149,417
Broker non-votes	137,361,560

6.	A shareholder proposal requesting the Board to adopt annual election of all directors.

Number of Votes
For	333,482,931
Against	223,219,095
Abstain	15,817,619
Broker non-votes	137,361,560

7.	A shareholder proposal requesting the Board to adopt simple majority vote on all issues submitted for shareholder vote.

Number of Votes
For	337,658,096
Against	216,817,954
Abstain	18,043,592
Broker non-votes	137,361,562

8.	A shareholder proposal requesting the Board to seek shareholder approval for future severance agreements for senior executives.

Number of Votes
For	154,399,087
Against	398,920,991
Abstain	19,199,563
Broker non-votes	137,361,563

9.	A shareholder proposal requesting the Board to adopt a policy regarding the retention of stock obtained through options by senior executives and directors.

Number of Votes
For	109,907,467
Against	443,849,729
Abstain	18,762,448
Broker non-votes	137,361,560

10.	A shareholder proposal requesting the Board to give all employees a choice of pension plans at the time of termination or retirement.

Number of Votes
For	59,908,808
Against	494,459,043
Abstain	18,151,792
Broker non-votes	137,361,562

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i)	Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on May 26, 2004.

(ii)	By-Laws, as amended and restated on May 24, 2004.

(10)	Material Contracts.

•	Management Contracts and Compensatory Plans

(iii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on June 27, 2004.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On May 24, 2004, we filed under Item 5 a press release announcing that Boeing Capital Corporation, a wholly-owned subsidiary of The Boeing Company, had sold its Commercial Financial Services business to GE Commercial Finance, a business-to-business financial services unit of General Electric.

On May 4, 2004, we filed under Item 5 a press release announcing an increase in our quarterly dividend, the resumption of our authorized share repurchase program and that we were considering a near-term contribution to our pension plan.

On April 28, 2004, we furnished under Item 12 a press release for the first quarter results and updated outlook.

On April 22, 2004, we furnished under Item 12 a press release with respect to our expected earnings per share for the first quarter of 2004.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The condensed consolidated statement of financial position as of June 30, 2004, the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, have been reviewed by the registrant’s independent registered public accountants, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the condensed consolidated interim financial statements, the Company has discontinued a significant portion of its Commercial Financial Services business in May 2004. The gain on sale and results prior to the sale are included in income from discontinued operations in the accompanying condensed consolidated interim financial statements.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2004 (February 11, 2004 as to the effects of the tax refunds described in Notes 6 and 25 therein), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/S/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Chicago, Illinois

July 26, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 28, 2004	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance & Corporate Controller (Chief Accounting Officer)