Form 10-Q
period 2004-09-30
BOEING CO
filed 2004-10-27
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 25, 2004, there were 839,596,603 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 39 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Sales and other operating revenues	$39,143	$37,100	$13,152	12,184
Cost of products and services	(32,750)	(32,564)	(11,164)	(10,427)
Boeing Capital Corporation interest expense	(262)	(269)	(89)	(90)

	6,131	4,267	1,899	1,667

Income from operating investments, net	67	33	27	18
General and administrative expense	(2,309)	(2,125)	(781)	(732)
Research and development expense	(1,465)	(1,211)	(469)	(413)
Gain on dispositions, net	7	12	1
Share-based plans expense	(449)	(348)	(166)	(115)
Goodwill impairment	(3)	(913)
Impact of September 11, 2001, recoveries		16		1

Earnings (loss) from continuing operations	1,979	(269)	511	426
Other income/(expense), net	242	28	17	(5)
Interest and debt expense	(252)	(268)	(83)	(83)

Earnings (loss) before income taxes	1,969	(509)	445	338
Income tax (expense)/benefit	(331)	71	(7)	(90)

Net earnings (loss) from continuing operations	1,638	(438)	438	248
Income/(loss) from discontinued operations, net of taxes	15	24	(1)	8
Net gain on disposal of discontinued operations, net of taxes	33		19

Net earnings (loss)	$1,686	$(414)	$456	$256

Basic earnings (loss) per share from continuing operations	$2.03	$(0.55)	$0.54	$0.31
Income from discontinued operations, net of taxes	0.02	0.03		0.01
Net gain on disposal of discontinued operations, net of taxes	0.04		0.02

Basic earnings (loss) per share	$2.09	$(0.52)	$0.56	$0.32

Diluted earnings (loss) per share from continuing operations	$2.01	$(0.55)	$0.54	$0.31
Income from discontinued operations, net of taxes	0.02	0.03		0.01
Net gain on disposal of discontinued operations, net of taxes	0.04		0.02

Diluted earnings (loss) per share	$2.07	$(0.52)	$0.56	$0.32

Cash dividends paid per share	$0.57	$0.51	$0.20	$0.17

Average diluted shares (millions)	813.3	800.1	814.8	808.8

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	September 30 2004	December 31 2003
Assets

Cash and cash equivalents	$4,312	$4,633
Short-term investments	96
Accounts receivable	5,204	4,466
Current portion of customer financing	688	857
Income taxes receivable		199
Deferred income taxes	1,670	1,716
Inventories, net of advances and progress billings	4,280	5,338
Assets of discontinued operations	234	2,135

Total current assets	16,484	19,344
Customer financing	10,710	10,052
Property, plant and equipment, net	8,333	8,339
Goodwill	1,947	1,913
Other acquired intangibles, net	981	1,035
Prepaid pension expense	11,959	8,542
Deferred income taxes	1,334	1,242
Investments	1,790	646
Other assets	1,850	1,873

	$55,388	$52,986

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$14,971	$13,514
Advances in excess of related costs	3,904	3,464
Income taxes payable	1,287	277
Short-term debt and current portion of long-term debt	1,320	1,144

Total current liabilities	21,482	18,399
Accrued retiree health care	5,911	5,745
Accrued pension plan liability	6,629	6,629
Deferred lease income	774	775
Long-term debt	11,050	13,299
Shareholders’ equity:
Common shares, par value $5.00 –
1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	3,272	2,880
Treasury shares, at cost – 172,278,052 and 170,388,053	(8,411)	(8,322)
Retained earnings	15,756	14,407
Accumulated other comprehensive income/(loss)	(4,141)	(4,145)
ShareValue Trust Shares – 38,813,901 and 41,203,694	(1,993)	(1,740)

Total shareholders’ equity	9,542	8,139

	$55,388	$52,986

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2004	2003
Cash flows – operating activities:
Net earnings/(loss)	$1,686	$(414)
Adjustments to reconcile net earnings/(loss) to net cash (used)/provided by operating activities:
Non-cash items:
Impairment of goodwill	3	913
Share-based plans expense	449	348
Depreciation	934	1,012
Amortization of other acquired intangibles	72	69
Amortization of debt discount/premium and issuance costs	12	10
Pension expense/(income)	214	(140)
Investment/asset impairment charges, net	78	91
Customer financing valuation provision	36	208
Net gain on disposal of discontinued operations	(52)
Gain on dispositions, net	(7)	(12)
Other charges and credits, net	55	29
Non-cash adjustments related to discontinued operations	26	17
Changes in assets and liabilities –
Accounts receivable	(738)	532
Inventories, net of advances, progress billings and reserves	80	(718)
Accounts payable and other liabilities	1,367	(35)
Advances in excess of related costs	440	149
Income taxes receivable, payable and deferred	1,149	(418)
Deferred lease income	(1)	171
Prepaid pension expense	(3,613)	(1,693)
Goodwill	(3)
Other acquired intangibles, net	(1)
Accrued retiree health care	166	223
Other	(133)	(93)

Net cash provided by operating activities	2,219	249

Cash flows – investing activities:
Customer financing and properties on lease, additions	(477)	(1,793)
Customer financing and properties on lease, reductions	421	682
Discontinued operations customer financing, reductions	127	196
Property, plant and equipment, net additions	(626)	(478)
Acquisitions, net of cash acquired	(36)	289
Proceeds from dispositions of discontinued operations	1,867
Proceeds from dispositions	182	158
Contributions to investments	(1,349)	(62)
Proceeds from investments	151	146

Net cash (used)/provided by investing activities	260	(862)

Cash flows – financing activities:
New borrowings		1,803
Debt repayments	(2,066)	(1,385)
Stock options exercised, other	65	24
Common shares repurchased	(319)
Dividends paid	(480)	(429)

Net cash (used)/provided by financing activities	(2,800)	13

Net increase/(decrease) in cash and cash equivalents	(321)	(600)

Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of period	$4,312	$1,733

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2004, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K. Certain reclassifications have been made to prior periods to conform with current reporting.

Our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations for all periods, as discussed in Note 7. In addition, unless specifically noted, amounts disclosed in the notes to condensed consolidated financial statements are from continuing operations.

Note 2 – Goodwill and Acquired Intangibles

On May 4, 2004, we acquired a developer of unmanned aerial vehicles into our Aircraft and Weapon Systems segment which is reported within Integrated Defense Systems (IDS). This resulted in $11 of goodwill. During the third quarter of 2004, we had a post-acquisition adjustment of $24 related to contractual reach forward losses and recognized deferred tax liability assumed on this acquisition.

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

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004, were as follows:

	December 31 2003	Goodwill Adjustment(1)	New Acquisition	Impairment Loss	September 30 2004
Commercial Airplanes	$282				$282
Aircraft and Weapon Systems	317	$24	$11		352
Network Systems	1,194	2			1,196
Support Systems	117				117
Launch and Orbital Systems
Other	3			$(3)

	$1,913	$26	$11	$(3)	$1,947

(1)	The goodwill adjustment represents goodwill related to a post-acquisition adjustment.

The gross carrying amounts and accumulated amortization of our acquired finite-lived intangible assets as of September 30, 2004 and December 31, 2003, were as follows:

	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$582	$242	$566	$195
Product know-how	308	41	308	33
Customer base	107	28	106	22
Other	145	47	144	36

	$1,142	$358	$1,124	$286

Amortization expense for acquired finite-lived intangible assets for the nine months ended September 30, 2004 and 2003 was $72 and $69. Estimated amortization expense for the five succeeding full years is as follows:

2005	$89
2006	82
2007	82
2008	82
2009	82

As of September 30, 2004 and December 31, 2003, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Weighted average shares outstanding	801.1	800.1	800.8	800.2
Participating securities	6.5		7.4	5.4

Basic weighted average shares outstanding	807.6	800.1	808.2	805.6
Diluted potential common shares	5.7		6.6	3.2

Diluted weighted average shares outstanding	813.3	800.1	814.8	808.8

During the second quarter of 2004, we adopted Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which did not have a material effect on our earnings per share.

Basic earnings per share is calculated based on the weighted average number of shares outstanding as well as participating securities that reduce basic earnings per share and excludes treasury shares and the outstanding shares held by the ShareValue Trust not committed for distribution. Participating securities consist of vested stock units associated with our deferred compensation plans. Diluted earnings per share is calculated based on that same number of shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. These potential common shares are included in the computation of diluted shares outstanding if they would reduce earnings per share. As a result of incurring a loss from continuing operations for the nine months ended September 30, 2003, no such shares are included in the calculation of basic and diluted earnings per share because the effect would have been antidilutive.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Stock options	11.0	24.6	10.4	24.6
Stock units	0.1	0.2		0.2
Performance Shares	28.7	24.5	28.7	24.5
ShareValue Trust	37.9	41.0	37.9	41.0

Note 4 – Income Taxes

The effective income tax rate of 16.8% of pre-tax income for the nine months ended September 30, 2004 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, tax benefits associated with a settlement with the Internal Revenue Service (IRS) of the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments. The effective income tax rate of 13.9% of pre-tax loss for the nine months ended September 30, 2003 differed from the federal statutory rate of 35% due primarily to the non-deductibility for tax purposes of certain portions of goodwill impairment charges, FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

For the nine months ended September 30, 2004 and 2003, net income tax refunds/(payments) were $806 and $(345).

During the nine months ended September 30, 2004, we received $855 relating to federal income tax refunds for which estimated accruals had been recorded in prior periods. Of this amount, $681 related to the 2003 federal tax return, $104 related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation and $69 related to a settlement of the 1983 through 1987 tax years. The remainder related to the 1985 tax year. In addition, $194 of interest income associated with the tax refunds was received and recorded in the Condensed Consolidated Statement of Operations. Of the $194 of interest income received, $40 was recorded in 2003 and the balance was recorded during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, we received notice of approved federal net income tax refunds totaling $230 (of which $65 represents interest) for which estimated accruals have been recorded in the Condensed Consolidated Statement of Operations. The refunds related to a settlement of the years 1986 through 1997.

IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30 2004	December 31 2003
U.S. Government contracts	$3,109	$2,493
Commercial and customers	858	866
Other	1,341	1,202
Less valuation allowance	(104)	(95)

	$5,204	$4,466

Included in the Other category at December 31, 2003 was $104 related to an advance to an equipment trust certificate (ETC) in relation to our obligation as liquidity provider. On August 9, 2004, we were reimbursed for this advance with a total payment of $107. The payment included the original advanced amount, as well as interest income related to the advance.

Note 6 – Inventories

Inventories consisted of the following:

	September 30 2004	December 31 2003
Long-term contracts in progress	$10,497	$10,117
Commercial aircraft programs	5,809	6,448
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,749	2,707

	19,055	19,272
Less advances and progress billings	(14,775)	(13,934)

	$4,280	$5,338

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of September 30, 2004 and December 31, 2003, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of September 30, 2004 and December 31, 2003.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $706 and $543 as of September 30, 2004 and December 31, 2003. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances. However to the extent early issue sales consideration exceeds advances these amounts may not be recoverable and would be recognized as a current period expense. As of September 30, 2004 and December 31, 2003, the amount of early issue sales consideration net of advance of deposits included in commercial aircraft program inventory amounted to $137 and $154.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of September 30, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	September 30 2004	December 31 2003
Deferred production costs	$801	$837
Unamortized tooling	$494	$582

During the nine months ended September 30, 2004 and the year ended December 31, 2003, we purchased $230 and $741 of used aircraft. Used aircraft in inventories totaled $240 and $819 as of September 30, 2004 and December 31, 2003.

When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases. Additionally, we may finance the sale of new aircraft with a short-term note receivable. The net change in the gross carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $678 and $144 for the nine months ended September 30, 2004 and the year ended December 31, 2003 and resulted in a decrease to Inventories and an offsetting increase to Customer financing. These changes in the Condensed Consolidated Statements of Financial Position are non-cash transactions and, therefore, are not reflected in the Condensed Consolidated Statements of Cash Flows.

During 2002 we were selected by the United States Air Force (USAF) to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. The Department of Defense (DoD) is currently reviewing this agreement with the USAF. AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, states that costs may be deferred if the costs can be associated with a specific anticipated contract and if their recoverability from that contract is probable. As of September 30, 2004, the Commercial aircraft programs and Long-term contracts in progress categories above contained $164 (Commercial Airplanes) and $45 (IDS) related to the USAF Tanker inventoriable pre-contract costs. As of December 31, 2003, the Commercial aircraft programs and Long-term contracts in progress categories above contained $113 (Commercial Airplanes) and $28 (IDS) related to the USAF Tanker inventoriable pre-contract costs. These costs are being deferred based on our assessment that it is probable we will recover these cost from the USAF Tanker contract. Although we believe it is probable we will receive the USAF Tanker contract, in the event the program is not contracted, we would expense the related inventoried pre-contract costs, and incur supplier termination charges.

Note 7 – Discontinued Operations – Commercial Financial Services

On May 2, 2004, our Board of Directors approved a plan to sell all of the assets and business operations of Boeing Capital Corporation’s (BCC) Commercial Financial Services business. This plan was approved by BCC’s Board of Directors on May 21, 2004. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services business. The purchase agreement called for the sale of the assets to take place in a series of closings commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days subsequent to September 30, 2004.

BCC intends to dispose of the remaining assets identified to its Commercial Financial Services business by the end of May 2005 that are not subject to the purchase and sale agreement with GECC. As a result, our condensed consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations. Income associated with the Commercial Financial Services business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the Commercial Financial Services business that will be assumed by GECC or are expected to be assumed by other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

The purchase price paid or to be paid for the assets transferred at each closing is determined based on the net asset value of the assets, plus a total premium of $140 that was paid as of June 30, 2004. The assets sold or to be sold to GECC consist of leases and financing arrangements having a carrying value of $1,879 as of May 31, 2004. As of September 30, 2004, BCC had received $1,867 in cash proceeds from this sale, and BCC expects to receive approximately $163 in additional cash proceeds by the final closing date. The purchase price is subject to adjustment after closing based on an independent audit of our determination of net asset value, and further adjustments based on gains or losses on assets after closing.

BCC expects to recognize a total gain of approximately $63 ($40 net of tax) due to the sale of the Commercial Financial Services assets to GECC, which will be reflected in our financial statements as of December 31, 2004. The gain will be calculated as the $140 premium less the increase in the reserve for future portfolio losses, estimated sales and excise taxes, and investment banking, transaction and legal fees. Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, we had established a liability of $89 at September 30, 2004, to reserve for probable future portfolio losses, which included $54 previously reported as an allowance for losses on receivables transferred to GECC. After the completion of the sales of certain remaining assets to GECC, future adjustments may be taken as circumstances dictate and will be recorded as part of our continuing operations.

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

In the third quarter of 2004, BCC recognized an additional gain on disposal of discontinued operations of $31 ($19 net of tax). This included a gain of $20 ($12 net of tax) related to the sale of assets to GECC and a gain of $11 ($7 net of tax) related to the reclassification to continuing operations of a valuation loss recorded on one 737 BBJ during the second quarter of 2004. A reassessment of our near term executive fleet requirements resulted in one 737 BBJ being retained in our executive fleet. As a result, we plan to enter into a lease agreement with BCC effective in the fourth quarter of 2004. Accordingly, the aircraft’s fair value of $43 and valuation loss on disposal of $11 were reclassified to continuing operations. We have not restated our financial statements for periods prior to the three months ended September 30, 2004 for amounts relating to the BBJ aircraft being retained and used as we have determined that the amounts are not material to our financial statements.

Operating results of the discontinued operations were as follows:

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Revenues	$96	$171		$57

Income (loss) from discontinued operations	23	38	$(2)	13
(Provision) benefit for income taxes	(8)	(14)	1	(5)

Income (loss) from discontinued operations, net of taxes	$15	$24	$(1)	$8

Net gain on disposal of discontinued operations	$52		$31
Provision for income taxes	(19)		(12)

Net gain on disposal of discontinued operations, net of taxes	$33		$19

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows:

	September 30 2004	December 31 2003
Investment in sale-type/financing leases	$10	$724
Notes receivable	104	727
Valuation allowance of receivables		(48)
Operating lease equipment, at cost, less accumulated depreciation	82	639
Property, plant and equipment, net	38	93

Assets of discontinued operations	$234	$2,135

Note 8 – Customer Financing

Customer financing does not include assets associated with commercial financing due to BCC’s agreement to sell a significant portion of its Commercial Financial Services business to GECC, as discussed in Note 7. Customer financing consisted of the following:

	September 30 2004	December 31 2003
Aircraft financing
Notes receivable	$2,206	$2,289
Investment in sales-type/financing leases	3,885	4,022
Operating lease equipment, at cost, less accumulated depreciation of $806 and $647	5,372	4,628
Other equipment financing
Notes receivable	35	97
Operating lease equipment, at cost, less accumulated depreciation of $12 and $3	294	277
Less valuation allowance of receivables	(394)	(404)

	$11,398	$10,909

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. As of September 30, 2004 and December 31, 2003, aircraft financing operating lease equipment included $213 and $270 of equipment available for release. As of September 30, 2004 and December 31, 2003, we had firm lease commitments for $158 and $122 of this equipment.

The change in the valuation allowance of receivables, for the nine and three months ended September 30, 2004 and 2003, consisted of the following:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Beginning balance	$(404)	$(301)	$(416)	$(437)
Provision for losses	(41)	(208)	3	(38)
Write-offs, net of recoveries	51	81	19	47

Ending balance	$(394)	$(428)	$(394)	$(428)

We review the adequacy of the valuation allowance attributable to the remaining pool of receivables (after excluding receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable default rate. In prior periods, the collateral value was determined based on averaging values obtained from published industry data. In the third quarter of 2004, we began determining the collateral value based on a median approach. The applicable default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Credit ratings are identified for each customer in the portfolio. Customer credit ratings are updated based on current rating agency information or our internal credit reviews. In prior periods, we calculated the weighted average life for the entire portfolio. In the third quarter of 2004, we began determining the weighted average life for each receivable.

We have entered into agreements with certain customers that would entitle us to take actions necessary to sell or retain certain other assets and use the proceeds to mitigate collateral exposure of other receivables.

During the nine months ended September 30, 2004, we recorded $14 ($13 recognized at BCC) to increase the valuation allowance due to the normal provision for losses in the customer financing portfolio. Additionally, during the nine months ended September 30, 2004, we increased the valuation allowance by $27 ($82 recognized at the Other segment offset by a reduction of $55 recognized at BCC). The increase was due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves as well as the additional factors discussed below that impacted the third quarter of 2004. During the nine months ended September 30, 2003, we recorded $17 ($16 recognized at BCC) to increase the valuation allowance due to normal provision for losses in the customer financing portfolio and recorded a charge of $191 ($130 recognized at BCC) to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

During the three months ended September 30, 2004, we recorded $4 at BCC to increase the allowance due to the normal provision for losses in the customer financing portfolio. Additionally, during the three months ended September 30, 2004, we reduced the valuation allowance by $7 ($55 recognized at BCC offset by a charge of $48 recognized at the Other segment). The factors attributing to this reduction in the provision for losses in the third quarter of 2004 were: $61 of benefit from the mitigation of collateral exposure from agreements with certain customers discussed above; $8 of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a

Hawaiian restructuring charge; $7 of net benefit due to refinements in the methodology for measuring collateral values discussed above; $5 of net benefit due to lower portfolio collateral exposure; and a $74 increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment. During the three months ended September 30, 2003, we recorded $7 ($6 recognized at BCC) to increase the allowance due to the normal provision for losses in the customer financing portfolio and $31 to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

For the nine months ended September 30, 2004, we recorded charges related to customer financing activities of $40 in operating earnings, which included impairment charges of $29 ($27 recorded by BCC) and a charge of $11 recorded in the Other segment relating to the reduction of anticipated lease rates on specific aircraft. During the nine months ended September 30, 2003, we recorded charges related to customer financing activities of $109 in operating earnings, which consist of impairment charges of $88 ($83 recognized at BCC) and charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian. The impairments resulted from deteriorated aircraft values and reduced estimated cash flows for operating lease assets.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of September 30, 2004 and December 31, 2003, notes receivable, sales-type/financing leases and operating leases attributable to aircraft financing included $1,548 and $1,378 attributable to 757 model aircraft ($564 and $511 accounted for as operating leases) and $2,249 and $2,109 attributable to 717 model aircraft ($574 and $467 accounted for as operating leases) and $850 and $895 attributable to MD-11 model aircraft ($700 and $732 accounted for as operating leases).

Note 9 – Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30 2004	December 31 2003
Land	$465	$457
Buildings	9,555	9,171
Machinery and equipment	10,368	10,731
Construction in progress	1,001	943

	21,389	21,302
Less accumulated depreciation	(13,056)	(12,963)

	$8,333	$8,339

Note 10 – Investments

Joint ventures and other investments

All investments are recorded in Short-term investments and Investments. In prior periods, investments were included in Other assets on the Condensed Consolidated Statement of Financial Position. As of September 30, 2004 and December 31, 2003, Investments included $167 and $161 attributable to investments in joint ventures and other non-marketable securities.

Investments in debt and equity securities

Short-term investments and Investments consisted of the following:

	September 30, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$6		$10	$4	$7		$11
Debt	1,320		$4	1,316	20	1		21
Held-to-Maturity(1)
Debt(2)	393		225	168	453		$57	396

	$1,717	$6	$229	$1,494	$477	$8	$57	$428

(1)	The unrealized gains/losses of held-to-maturity securities are not recorded in the condensed consolidated financial statements.
(2)	These securities have been in a continuous unrealized loss position for 12 months or longer.

During the third quarter of 2004, we invested $1,500 of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.7 years. Short-term investments are debt securities with maturities less than one year and the remaining securities are long term investments (except cash equivalents with maturities less than 90 days). As of September 30, 2004, amounts invested with a fair value of $1,213 were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $186 were classified as Cash and cash equivalents and $96 were classified as Short-term investments. During the three months ended September 30, 2004, realized gains and losses on these investments were not material. On October 15, 2004, we invested an additional $750 in our portfolio.

On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

Included in held-to-maturity investments, carried at amortized cost, as of September 30, 2004 and December 31, 2003, were $388 and $412 of Enhanced Equipment Trust Certificates (EETCs). EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. We participate in several EETCs as an investor. Our EETC investments are related to customers that have less than investment-grade credit.

Our EETC investment, sponsored by Delta Air Lines, Inc. (Delta) has a carrying value of $184 and matures in November 2005. As there is no active market for this investment, there is no readily determinable fair value. To estimate the fair value, we obtained a bid quote of $9 from an investment bank. The amount that would ultimately be realized in a sale or other transaction could differ significantly from this estimate. During the third quarter of 2004, we updated our evaluation of our investment to determine if it should be written down to its fair market value as an other-than-temporary impairment. We considered information, including but not limited, to the following:

•	projected cash flows of Delta, including cash to service its obligation to the EETC,

•	our review and analysis of Delta’s announced restructuring plans,

•	our experience with airlines that have encountered financial difficulties, including those seeking protection under Chapter 11 of the U.S. Bankruptcy Code,

•	our understanding of the structure of an EETC and the limitations on restructuring the terms of an EETC,

•	our knowledge of the existing and planned use of the aircraft that Delta financed with this EETC,

•	Delta’s announced financial difficulties, and its recent receipt of a going concern opinion,

•	the weak condition of the domestic airline industry and continued high fuel costs, and

•	significant reduction in fair value.

The information was considered in context of our ability and intent to hold to maturity, the duration of impairment, the severity of impairment, length of time until maturity, and forecasted recovery value. We concluded that, although the investment has been temporarily impaired for the last two years, that we would fully recover the carrying value of our investment. In the event the impairment is determined to be other-than-temporary in future periods, the difference between the carrying value and fair value will be recognized in our Condensed Consolidated Statements of Operations. Additionally, we have other Delta related assets totaling $150 at September 30, 2004 which we also believe are recoverable.

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

Also included in held-to-maturity investments carried at amortized cost as of September 30, 2004 and December 31, 2003, were $5 and $41 of investments in preferred stock. At September 30, 2004, this included investments in mandatorily redeemable preferred stock in ATA that had been in a continuous unrealized loss position since 2001. ATA’s continued financial difficulties led us to conclude that the investment maturing in 2015 was other-than-temporarily impaired. Accordingly, during the second quarter of 2004, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29. Of this amount, $17 of pre-tax unrealized loss ($11 net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense due to the other-than-temporary impairment of the held-to-maturity investment. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18, which reduced the carrying value to zero.

Maturities of available-for-sale and held-to-maturity securities as of September 30, 2004, were as follows:

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$96	$96
Due from 1 to 5 years	913	912	$307	$103
Due from 5 to 10 years	82	80	54	39
Due after 10 years	229	228	32	26

	$1,320	$1,316	$393	$168

Note 11 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following:

	September 30 2004	December 31 2003
Accounts payable	$4,781	$3,822
Accrued compensation and employee benefit costs	3,467	2,804
Pension liabilities	1,167	1,138
Product warranty liabilities	796	825
Lease and other deposits	361	316
Dividends payable		143
Other	4,399	4,466

	$14,971	$13,514

Accounts payable included $427 and $289 as of September 30, 2004 and December 31, 2003, attributable to checks written but funds not yet transferred by the bank.

The Other category in the table above contains $1,027 and $799 as of September 30, 2004 and December 31, 2003, related to our wholly-owned captive insurance companies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,351 and $1,233 as of September 30, 2004 and December 31, 2003, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable as discussed in Note 18. Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. The Other category included forward loss recognition related primarily to launch and satellite contracts of $1,090 and $1,164 as of September 30, 2004 and December 31, 2003.

Note 12 – Debt

Debt consisted of the following:

	September 30 2004	December 31 2003
Boeing Capital Corporation debt:
Non-recourse debt and notes
4.840% – 5.790% notes due through 2013	$82	$84
Senior debt securities
4.750% – 7.375% due through 2013	4,468	5,476
Senior medium-term notes
2.050% – 7.640% due through 2023	1,400	2,240
Euro medium-term notes
3.440% due in 2004	51	61
Subordinated notes
3.560% – 8.310% due through 2012	4	24
Capital lease obligations
1.670% – 7.350% due through 2015	289	329
Retail notes
3.150% – 6.750% due through 2017	874	874
Commercial paper securitized due 2009		89

Subtotal Boeing Capital Corporation debt	$7,168	$9,177

Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$517	$538
Unsecured debentures and notes
200, 7.875% due Feb. 15, 2005	201	202
199, 0.000% due May 31, 2005*	192	185
300, 6.625% due Jun. 1, 2005	299	298
250, 6.875% due Nov. 1, 2006	250	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	597	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	249
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.060% – 7.460% due through 2006	45	45
Capital lease obligations due through 2007	20	70
Other notes	100	100

Subtotal other Boeing debt	$5,202	$5,266

Total debt	$12,370	$14,443

*	The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.
**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

We have $4,000 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $601 and $650 for the nine months ended September 30, 2004 and 2003. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $562 and $568 for the nine months ended September 30, 2004 and 2003.

Short-term debt, and current portion of long-term debt, consisted of the following:

	September 30, 2004		December 31, 2003
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Commercial Paper conduit			$15	$15
Senior medium-term notes	$468	$443	921	896
Subordinated notes			20	20
Unsecured debentures and notes	692
Capital lease obligations	68	52	88	49
Non-recourse debt and notes	36	4	34	4
Euro medium-term notes	51	51	61	61
Other notes	5		5

	$1,320	$550	$1,144	$1,045

On July 26, 2004, BCC redeemed $1,000 face value of its outstanding senior notes, which had a carrying value of $999. This redemption included the entire principal amount, equal to $500 face value, of its 7.10% senior notes due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC redeemed $500 face value of its 5.65% senior notes due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. BCC recognized a loss of $52 related to this early debt redemption.

On March 23, 2004, we filed a shelf registration with the Securities and Exchange Commission (SEC) for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance. BCC has $4,861 that remains available from shelf registrations filed with the SEC.

On December 23, 2003, we put in place a support agreement in which we committed to maintain certain financial metrics at BCC. BCC is currently in compliance with these metrics.

Note 13 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost/(income) were as follows:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Components of net periodic benefit cost/(income) – pensions
Service cost	$624	$560	$208	$178
Interest cost	1,781	1,737	593	577
Expected return on plan assets	(2,531)	(2,555)	(843)	(853)
Amortization of prior service costs	133	126	44	42
Recognized net actuarial loss	283	62	94	20
Settlement/curtailment	(3)	31	(3)	7

Net periodic benefit cost/(income) – pensions	$287	$(39)	$93	$(29)

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Components of net periodic benefit cost – other postretirement benefits
Service cost	$121	$120	$40	$40
Interest cost	372	399	122	133
Expected return on plan assets	(4)	(3)	(1)	(1)
Amortization of prior service costs	(74)	(45)	(25)	(15)
Recognized net actuarial loss	141	132	44	44

Net periodic benefit cost – other postretirement benefits	$556	$603	$180	$201

In the second quarter of 2004, we adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superceded FSP No. FAS 106-1). This FSP provides authoritative guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $439 in our accumulated postretirement obligation for our other postretirement benefits related to benefits attributed to past service. In addition, our net periodic benefit cost for our other postretirement benefits decreased by $32 and $16 for the nine and three months ended September 30, 2004. The federal government will begin making the subsidy payments to employers in 2006.

We previously disclosed in our 2003 Annual Report on Form 10-K that we expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be approximately $100 in 2004 and that we were evaluating a discretionary contribution to our plans in the range of $1,000 (pre-tax) during the first quarter of 2004, and would consider making additional contributions later in the year. During the nine months ended September 30, 2004, we made discretionary and non-discretionary pension contributions of $3,600 (pre-tax) and $13 (pre-tax). During the three months ended September 30, 2004, we made discretionary pension contributions of $1,600 (pre-tax). We are evaluating an additional discretionary contribution in the fourth quarter of 2004. We expect to contribute approximately $20 to our other postretirement benefit plans in 2004. During the nine and three months ended September 30, 2004, we made contributions of $12 and $4.

Note 14 – Share-Based Compensation

The Share-based plans expense caption on the Condensed Consolidated Statements of Operations represents the total expense we recognized for all our qualified stock-based compensation plans that are payable only in stock.

Share-based plans expense consisted of the following:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Performance Shares	$356	$243	$139	$81
ShareValue Trust	56	53	18	18
Stock options, other	37	52	9	16

	$449	$348	$166	$115

Certain deferred stock compensation plans are reflected in general and administrative expense. We had issued 10,612,022 stock units as of September 30, 2004, that are convertible to either stock or a cash equivalent, of which 9,563,577 are vested, and the remainder generally vest with employee service through retirement. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in that liability balance which reflects stock price changes and earned dividends. For the nine months ended September 30, 2004 and 2003, general and administrative expense related to deferred stock compensation was $71 and $10. For the three months ended September 30, 2004 and 2003, general and administrative expense (reduction to expense) related to deferred stock compensation was $(4) and $0.

Performance Shares

During the nine months ended September 30, 2004, our stock price met the 70% cumulative growth rate level for performance share grants made in 2003. Accordingly, pursuant to the plan’s terms, 60% of the 2003 Performance Shares awarded were converted to 5,316,363 shares of common stock. In addition, for the nine and three months ended September 30, 2004, we recorded an additional $57 and $32 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends and distributes to eligible employees appreciation in value above a 3% per annum threshold rate of return. The trust holds shares of our common stock, split between two funds, “fund 1” and “fund 2.” On June 30, 2004, the market value of fund 2 exceeded $913 (the threshold representing a 3% per annum rate of return). Based on the average stock price of $50.825 as of June 30, 2004, the market value of fund 2 exceeded the threshold by $143 resulting in a distribution to participants. The distribution was paid in Boeing common stock, except for partial shares, distributions to foreign employees and beneficiaries of deceased participants, which were paid in cash. After employee withholding taxes, approximately 1.7 million shares of common stock were distributed to participants. These transactions were recorded as a deduction to additional paid-in capital.

Note 15 – Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2004 and 2003, consisted of the following:

(Shares in thousands)
	2004		2003
	Shares	Amount	Shares	Amount
Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – September 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$2,880		$2,141
Share-based compensation		449		348
Treasury shares issued for stock plans, net		(320)		(40)
Tax benefit (expense) related to stock plans		10		(80)
ShareValue Trust adjustments		253		81

Ending balance – September 30		$3,272		$2,450

Treasury stock
Beginning balance – January 1	170,388	$(8,322)	171,835	$(8,397)
Treasury shares issued for stock plans, net	(4,701)	230	(1,093)	57
Share Repurchase Program	6,591	(319)

Ending balance – September 30	172,278	$(8,411)	170,742	$(8,340)

Retained earnings
Beginning balance – January 1		$14,407		$14,262
Net earnings (loss)		1,686		(414)
Cash dividends declared		(337)		(287)

Ending balance – September 30		$15,756		$13,561

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(4,145)		$(4,045)
Reclassification adjustment for loss realized in net earnings, net of tax		20		16
Unrealized gain (loss) on derivative instruments, net of tax		2		14
Unrealized gain (loss) on certain investments, net of tax		(2)		1
Foreign currency translation adjustment		(16)		39

Ending balance – September 30		$(4,141)		$(3,975)

ShareValue Trust
Beginning balance – January 1	41,204	$(1,740)	40,374	$(1,324)
Shares acquired from dividend reinvestment, net of fees	477		647
Shares paid out, net of fees	(2,867)	143
Market value adjustment		(396)		(81)

Ending balance – September 30	38,814	$(1,993)	41,021	$(1,405)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings (loss) except for the $20 and $16 reclassification adjustments, for (gain) loss realized in net earnings, net of tax, of which $11 and $16 relate to derivatives and $9 and $0 for investments, during the nine months ended September 30, 2004 and September 30, 2003.

In December 2000, a stock repurchase program was authorized by the Board of Directors, authorizing the repurchase of up to 85,000,000 shares of our stock. For the nine months ended September 30, 2004, we repurchased 6,591,356 shares and there were no repurchases for the nine months ended September 30, 2003.

Note 16 – Derivative Financial Instruments

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our risk management strategies and the effects of these strategies on the condensed consolidated financial statements.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production, principally commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the nine months ended September 30, 2004 and 2003.

As of September 30, 2004 and December 31, 2003, net gains of $18 and $5 (net of tax) were recorded in accumulated other comprehensive income associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the nine months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004 and 2003, losses of $11 and $16 (net of tax) were reclassified to cost of products and services. Based on our current portfolio of cash flow hedges, we expect the reclassification to cost of products and services to be insignificant during the next year.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the nine months ended September 30, 2004 and 2003.

For the nine months ended September 30, 2004 and 2003, $12 and $9 of gains related to the basis adjustment of certain terminated interest rate swaps were amortized to earnings. During the next twelve months, we expect to amortize a $16 gain, from the amount recorded in the basis adjustment of certain terminated fair value hedge relationships, to earnings.

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and the conversion feature of convertible debt. The changes in fair value of these instruments are recorded in earnings. For the nine months ended September 30, 2004 and 2003, these non-hedging instruments resulted in losses (gains) of $5 and ($36).

We held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. During the nine months ended September 30, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, we recognized a pre-tax charge of $21. For the nine months ended September 30, 2003, ineffectiveness losses of $1 were recorded in interest expense related to the forward-starting interest rate swaps.

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

As of September 30, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,973	$5,965
Trade-in commitments	1,259	1,218	$40
Asset-related guarantees	408	292	4
Credit guarantees related to the Sea Launch venture	511	307	204
Other credit guarantees	65	21	4
Equipment trust certificates	27
Performance guarantees	62	21	1
*	Amounts included in Accounts payable and other liabilities

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,564	$5,564
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18
*	Amounts included in Accounts payable and other liabilities

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

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,259 and $1,279 as of September 30, 2004 and December 31, 2003. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $174 and $582 as of September 30, 2004 and December 31, 2003. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $133 and $517 as of September 30, 2004 and December 31, 2003. Accounts payable and other liabilities included $40 and $65 as of September 30, 2004 and December 31, 2003, which represents the exposure related to these trade-in commitments.

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

We had certain obligations to investors in the trusts as a liquidity provider for ETC pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United Airlines. In the event of funding, we are entitled to receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 to the trust perfecting our collateral position and terminating our liquidity obligation. On August 9, 2004, The Bank of New York, acting as the collateral agent, reimbursed us for this advance with a total payment of $107. The payment included the original advanced amount, as well as interest income related to the advance.

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

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the nine months ended September 30, 2004 and 2003.

	Product Warranty Liabilities*
	2004	2003
Beginning balance – January 1	$825	$898
Additions for new warranties	86	125
Reductions for payments made	(195)	(193)
Changes in estimates	80	37
Ending balance – September 30	$796	$867

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

During the 1990s, we began investing in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs are included in the scope of FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities, but do not require consolidation. We believe that our maximum exposure to economic loss from ETCs and EETCs is $425, comprised of our $398 investment balance and a maximum potential exposure of $27 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of September 30, 2004, the ETC and EETC transactions we participated in had total assets of $4,014 and total debt (which is non-recourse to us) of $3,619.

During the 1980s, we began providing subordinated loans to certain special purpose entities (SPEs) that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are Variable Interest Entities (VIE) is $65, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of September 30, 2004, these SPE arrangements had total assets of $809 and total debt (which is non-recourse to us) of $744.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $1,493 and $1,495 as of September 30, 2004 and December 31, 2003. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We had no commitments to arrange for equipment financing as of September 30, 2004 and $1 as of December 31, 2003.

As of September 30, 2004 and December 31, 2003, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $277 and $306. The future lease commitments extend through 2015, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2004 and December 31, 2003, Accounts payable and other liabilities included $96 attributable to adverse commitments under these lease arrangements.

As of December 31, 2003, we had extended a $69 credit line agreement to one of our joint venture partners. As of September 30, 2004, this line of credit had been closed.

Note 18 – Contingencies

Legal

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, except as set forth below.

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2004, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’ belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,130). In that event, our loss would total approximately $1,511 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $995, including interest.

We believe, supported by an opinion of outside counsel, that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990 continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2004. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation (Lockheed), under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. We are in discussions with the Air Force regarding a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal investigation. In addition, in June 2003, Lockheed filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants. Lockheed’s current complaint, which includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. In August 2004, we filed counter-claims against Lockheed seeking compensatory and punitive damages. The counter-claims allege, inter alia, that Lockheed made false statements to the U.S government regarding the reasons for the initial allocation of the majority of launches to us in the EELV procurement. We further allege that these false statements resulted in the claimed damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our Board of Directors. These suits have now been consolidated. The plaintiffs allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuit seeks an unspecified amount of damages against each director, the return of certain salaries and other remunerations and the implementation of remedial measures.

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

Department of Justice and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. (Druyun was sentenced to nine months imprisonment and three years probation on October 1, 2004. At her sentencing, Druyun and the government asserted that she gave us favorable treatment on the 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that this treatment was influenced by employment negotiations and relationships with us.) It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position.

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

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin (Asian) resulted in a verdict for us following trial. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, but we will seek to overturn that decision. The other two cases-a second case alleging discrimination based on gender in California, this one in state court, and a case alleging discrimination based on race (African-American) in federal court in Seattle – are in earlier stages of litigation. Class certification in the Seattle case will be decided in the fourth quarter of 2004.

It is not possible to determine whether any of the actions discussed could or would have a material adverse effect on our financial position.

BSSI/ICO litigation

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross complaint with the court on September 16, 2004, alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2 billion. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

Other contingencies

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites discussed. Such requirements have resulted in our being involved in legal proceedings, claims and remediation obligations since the 1980s.

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

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. We continue to aggressively market the 717 aircraft. During the nine months ended September 30, 2004, firm orders for six additional units have been received and during October 2004, firm orders for 2 additional units have been received. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $325.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $2,780 as of September 30, 2004 and approximately $2,364 as of December 31, 2003.

Note 19 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Sales and other operating revenues:
Commercial Airplanes	$15,639	$16,565	$4,638	$5,049
Integrated Defense Systems:
Aircraft and Weapon Systems	8,764	8,177	3,077	2,953
Network Systems	8,439	6,514	3,233	2,327
Support Systems	3,333	3,037	1,127	1,053
Launch and Orbital Systems	2,302	2,387	822	959

Total Integrated Defense Systems	22,838	20,115	8,259	7,292
Boeing Capital Corporation	733	743	253	287
Other	410	651	145	151
Accounting differences/eliminations	(477)	(974)	(143)	(595)

Sales and other operating revenues	$39,143	$37,100	$13,152	$12,184

Earnings (loss) from continuing operations:
Commercial Airplanes	$902	$236	$168	$35
Integrated Defense Systems:
Aircraft and Weapon Systems	1,344	1,104	484	351
Network Systems	709	386	303	151
Support Systems	463	333	182	117
Launch and Orbital Systems	(266)	(1,660)	(153)	(58)

Total Integrated Defense Systems	2,250	163	816	561
Boeing Capital Corporation	148	28	60	94
Other	(373)	(230)	(145)	(48)
Accounting differences/eliminations	(234)	50	(128)	(29)
Share-based plans expense	(449)	(348)	(166)	(115)
Unallocated (expense)/income	(265)	(168)	(94)	(72)

Earnings (loss) from continuing operations	1,979	(269)	511	426
Other income/(expense), net	242	28	17	(5)
Interest and debt expense	(252)	(268)	(83)	(83)

Earnings (loss) before income taxes	1,969	(509)	445	338
Income tax (expense)/benefit	(331)	71	(7)	(90)

Net earnings (loss) from continuing operations	$1,638	$(438)	$438	$248
Income (loss) from discontinued operations, net of taxes	15	24	(1)	8
Net gain on disposal of discontinued operations, net of taxes	33		19

Net earnings (loss)	$1,686	$(414)	$456	$256

Effective income tax rate	16.8%	13.9%	1.6%	26.6%
Research and development expense:
Commercial Airplanes	$696	$486	$220	$172
Integrated Defense Systems:
Aircraft and Weapon Systems	299	266	97	100
Network Systems	203	140	72	45
Support Systems	44	47	14	14
Launch and Orbital Systems	138	181	44	47

Total Integrated Defense Systems	684	634	227	206
Other	85	91	22	35

Total research and development expense	$1,465	$1,211	$469	$413

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

BCC’s portfolio consists of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease. BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals, and gains/losses on revaluation of derivatives. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 8. BCC is fully consolidated into our financial statements. Intracompany profits, transactions, and balances (including those related to intracompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated		Boeing		BCC
Nine months ended September 30	2004	2003	2004	2003	2004	2003
Operations:
Sales and other operating revenues	$39,143	$37,100	$38,410	$36,357	$733	$743
Cost of products and services	(32,750)	(32,564)	(32,554)	(32,164)	(196)	(400)
BCC interest expense	(262)	(269)			(262)	(269)

	6,131	4,267	5,856	4,193	275	74
Operating expenses	(4,152)	(4,536)	(4,025)	(4,490)	(127)	(46)

Earnings (loss) from operations	1,979	(269)	1,831	(297)	148	28
Other income, net	242	28	242	28
Interest and debt expense	(252)	(268)	(252)	(268)

Earnings (loss) before income taxes	1,969	(509)	1,821	(537)	148	28
Income tax (expense) benefit	(331)	71	(281)	76	(50)	(5)

Net earnings (loss) before discontinued operations	1,638	(438)	1,540	(461)	98	23
Income from discontinued operations, net of taxes	15	24			15	24
Gain on disposal of discontinued operations, net of taxes	33				33

Net earnings (loss)	$1,686	$(414)	1,540	$(461)	$146	$47

Nine months ended September 30	2004	2003	2004	2003	2004	2003
Cash flows:
Net earnings (loss)	$1,686	$(414)	$1,540	$(461)	$146	$47
Operating activities adjustments	533	663	410	137	123	526

Operating activities	2,219	249	1,950	(324)	269	573
Investing activities	260	(862)	(1,942)	(164)	2,202	(698)
Financing activities	(2,800)	13	(198)	(174)	(2,602)	187

Net increase (decrease) in cash and cash equivalents	(321)	(600)	(190)	(662)	(131)	62
Cash and cash equivalents at beginning of year	4,633	2,333	3,917	1,647	716	686

Cash and cash equivalents at end of period	$4,312	$1,733	$3,727	$985	$585	$748

	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003	September 30, 2004	December 31, 2003
Financial Position:
Assets *	$55,388	$52,986	$44,909	$40,150	$10,479	$12,836
Debt	12,370	14,443	5,202	5,266	7,168	9,177
Equity	9,542	8,139	8,040	6,197	1,502	1,942
Debt-to-equity ratio					4.8 to 1	4.7 to 1
*	BCC’s portfolio, as of September 30, 2004, totaled $9,701 compared with $10,065 as of December 31, 2003. The difference between BCC’s total assets and portfolio is primarily cash.

Operating cash flow in the Condensed Consolidated Statements of Cash Flows includes intracompany cash received from the sale of aircraft by the Commercial Airplanes segment for customers who receive financing from BCC. The contribution to operating cash flow related to customer deliveries of Boeing airplanes financed by BCC amounted to $428 and $1,400 for the nine months ended September 30, 2004 and 2003. Investing cash flow includes a reduction in cash for the intracompany cash paid by BCC to Commercial Airplanes as well as an increase in cash for amounts received from third parties, primarily customers paying amounts due on aircraft financing transactions.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, adjustments to the valuation allowance and specific impairment losses were identified. During the nine months ended September 30, 2004, BCC recorded a reduction to the valuation allowance of $55. The factors attributing to this reduction in the provision for losses in the third quarter of 2004 were: $59 of benefit from the mitigation of collateral exposure from agreements with certain customers as discussed in Note 8; $25 of net benefit due to refinements in the methodology for measuring collateral values as discussed in Note 8; $8 of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a Hawaiian restructuring charge; $5 of net benefit due to lower portfolio collateral exposure; and a $42 increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment. However, during the same period of 2003, BCC increased the valuation allowance by $130, resulting from deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves. During the nine months ended September 30, 2004, BCC recognized impairment charges of $74. This was primarily comprised of $27 related to aircraft and equipment under operating lease and $47 related to an other-than-temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the nine months ended September 30, 2003, BCC recognized impairment charges of $83 and charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian.

Intracompany Guarantees

We provide BCC with certain intracompany guarantees and other subsidies. The following table provides the financial statements impact of intracompany guarantees and asset impairments, lease accounting differences, and other subsidies. These amounts have been recorded in the operating earnings of the Other segment.

	Nine months ended September 30
	2004	2003
Guarantees and asset impairments	$101	$92
Lease accounting differences	(3)	(11)
Other subsidies	31	43
	$129	$124

Included in ‘Guarantees and asset impairments’ for the nine months ended September 30, 2004 and 2003, was an increase in the customer financing valuation allowance of $82 and $61 resulting from guarantees provided to BCC. For the nine months ended September 30, 2004 and 2003, there were additional asset impairments and other charges of $2 and $5 related to the deterioration of aircraft values, reduced estimated cash flows for operating leases, and the renegotiation of leases.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns, including the 717 program and the launch of the 7E7 program, and U.S. and foreign government procurement activities, including uncertainty associated with the procurement of tankers by the DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; U.S. Air Force review of previously awarded contracts; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and June 30, 2004.

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

We are dependent on the availability of energy sources, such as electricity, at affordable prices. We are also highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We are dependent upon the ability of our large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties. Due to the higher level of insurance premiums since September 11, 2001, we have chosen to increase our self-insurance (deductible levels) relative to our various insurance policies. As a result, certain significant aviation or hazard losses could have a material adverse impact on our financial results.

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

For discussion regarding additional business risks, see management discussion and analysis for Commercial Airplanes, Integrated Defense Systems, and Boeing Capital Corporation.

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

BCC is primarily engaged in the financing of commercial and private aircraft. On May 24, 2004, BCC entered into a purchase and sale agreement to sell substantially all of the assets related to its Commercial Financial Services business to General Electric Capital Corporation (GECC). The assets sold or to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days after September 30, 2004. By the end of May 2005, BCC intends to dispose of the remaining assets identified to its Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC.

Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

	Nine months ended September 30		Three months ended September 30
Dollars in millions	2004	2003	2004	2003
Revenues	$39,143	$37,100	$13,152	$12,184
Operating Earnings (Loss)	$1,979	$(269)	$511	$426
Operating Margins	5.1%	(0.7)%	3.9%	3.5%
Net Earnings (Loss)	$1,686	$(414)	$456	$256
Effective Income Tax Rate	16.8%	13.9%	1.6%	26.6%

	September 30 2004	December 31 2003
Contractual Backlog	$105,652	$104,812
Unobligated Backlog	$53,038	$50,564

Revenues

Higher revenues for the nine months ended September 30, 2004 when compared to the same period in 2003 were primarily due to growth in IDS revenues. The increase in IDS revenues of approximately $2.7 billion was primarily due to growth in our Network Systems segment, specifically due to increased activity in Future Combat Systems, Missile Defense, and Proprietary and Airborne Command and Control programs. In addition, our A&WS revenues increased due to increased deliveries in the F/A-18 and F/A-22 programs and increased volume in EA-18G, Apache, and Chinook programs which were partially offset by fewer Joint Direct Attack Munitions (JDAM) and T-45 Goshawk deliveries and C-40 Clipper volume. These increases in revenues, however, were partially offset by a decrease in the Commercial Airplanes segment of $926 million. While deliveries of commercial jet aircraft increased when compared to the first nine months of 2003, revenues from commercial jet aircraft deliveries decreased since there was a change in the model mix which was skewed towards the lower-priced, single-aisle aircraft. This decrease in revenue was partially offset by a $497 million decrease in accounting differences/eliminations related to Commercial Airplanes having fewer intercompany sales. In addition, the Other segment revenues decreased by $241 million primarily due to the delivery of 717 model aircraft to AirTran Holdings, Inc. during the nine months ended September 30, 2003. The Other segment had no such deliveries in 2004.

Higher revenues for the three months ended September 30, 2004 when compared to the same period in 2003 were primarily due to the factors discussed above.

Operating Earnings

Operating earnings increased for the nine months ended September 30, 2004 when compared to the same period in 2003. During the three months ended March 31, 2003, we recorded goodwill impairment charges of $913 million ($818 million net of tax) that negatively impacted operating earnings as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS. In addition, during the three months ended June 30, 2003, we recorded a charge of $1.1 billion related to the satellite and launch businesses due to the weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program, and cost growth. Excluding these charges, our operating earnings for the nine months ended September 30, 2004 improved slightly when compared to the nine months ended September 30, 2003. Operating earnings improved due to a $186 million decrease in asset impairment charges and valuation reserves related to customer financing assets, which were recorded by BCC and the Other segment, when compared to the same period in 2003. Furthermore, operating earnings reflected improved cost performance in both the Commercial Airplanes segment and IDS. However, these improvements to operating earnings were mitigated by increased research and development expenses of $254 million and increased pension expense of $354 million. For the nine months ended September 30, 2004, we had pension expense, compared to pension income for the nine months ended September 30, 2003, due to negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods.

Net Earnings

The increase in net earnings for the nine months ended September 30, 2004 when compared to the same period in 2003 resulted from higher operating earnings and interest income of $219 million related to our income tax refunds discussed below. These increases in operating earnings and interest income were offset by an increase in our income tax expense of $402 million.

Income Taxes

Income tax expense for the nine months ended September 30, 2004 was $331 million, or an effective tax rate of 16.8% of pre-tax earnings, compared with an income tax benefit of $71 million, or an effective tax rate of 13.9% of pre-tax loss, for the same period in 2003. The effective income tax rate differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extra Territorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, tax benefits associated with a settlement with the Internal Revenue Service (IRS) of the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments. The effective income tax rate for the nine months ended September 30, 2003 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

Income tax expense for the third quarter of 2004 was $7 million, or an effective tax rate of 1.6% of pre-tax earnings, compared with an income tax expense of $90 million, or an effective tax rate of 26.6% of pre-tax earnings, for the same period in 2003. The 1.6% effective tax rate differed from the federal statutory rate of 35% due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, taxes associated with state tax audit settlements, and other provision adjustments. The 26.6% effective tax rate differed from the federal statutory rate of 35% due to FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

For the nine months ended September 30, 2004 and 2003, net income tax refunds/(payments) were $806 million and $(345) million.

During the nine months ended September 30, 2004, we received $855 million relating to federal income tax refunds for which estimated accruals had been recorded in prior periods. Of this amount, $681 million related to the 2003 federal tax return, $104 million related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation and $69 million related to a settlement of the 1983 through 1987 tax years. The remainder related to the 1985 tax year. In addition, $194 million of interest income associated with the tax refunds was received and recorded in the Condensed Consolidated Statement of Operations. Of the $194 million of interest income received, $40 million was recorded in 2003 and the balance was recorded during the nine months ended September 30, 2004.

During the nine months ended September 30, 2004, we received notice of approved federal net income tax refunds totaling $230 million (of which $65 million represents interest) for which estimated accruals have been recorded in the Condensed Consolidated Statement of Operations. The refunds related to a settlement of the years 1986 through 1997.

IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

On October 4, 2004, legislation was passed that reinstated the research tax credit as of July 1, 2004 extending through December 31, 2005. The additional 6-month tax benefit will reduce the 2004 effective tax rate by approximately 1% and will be recorded in the fourth quarter.

On October 22, 2004 the American Jobs Creation Act of 2004 was signed into law. We do not believe this legislation will have a significant impact on the 2004 effective tax rate.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the nine months ended September 30, 2004 relates to new orders for the 7E7 in the Commercial Airplanes segment and the DIRECTV contract award in the L&OS segment. These increases in backlog were partially offset by sales in the A&WS and Network Systems segments.

Unobligated backlog increased by approximately $2.5 billion for the nine months ended September 30, 2004. This increase is primarily attributable to the Future Combat Systems order extension and the Navy Multi-mission Maritime Aircraft program contract award. The increase is partially offset by the termination of the RAH-66 Comanche program and firm order increases to the C-17 program.

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

Cash flow summary

	Nine months ended September 30
(Dollars in millions)	2004	2003
Net earnings (loss)	$1,686	$(414)
Non-cash items	1,820	2,545
Changes in working capital	(1,287)	(1,882)

Net cash (used)/provided by operating activities	2,219	249
Net cash (used)/provided by investing activities	260	(862)
Net cash (used)/provided by financing activities	(2,800)	13

Net decrease in cash and cash equivalents	(321)	(600)
Cash and cash equivalents at beginning of year	4,633	2,333

Cash and cash equivalents at end of period	$4,312	$1,733

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the nine months ended September 30, 2004, our investment in working capital increased. This increase is primarily due to $3.6 billion of discretionary and non-discretionary pension contributions made in 2004 (see discussion below on pensions). Other items contributing to the net increase in investment in working capital include:

•	an increase in accounts payable, due to normal business operating cycle, principally in our Other operating segment.

•	a change in income taxes receivable and payable related to the tax refunds recorded, including a federal income tax refund of $681 million cash, and tax expense related to current earnings.

Net cash provided by operations includes intracompany cash of $0.4 billion and $1.4 billion for the nine months ended September 30, 2004 and 2003 resulting from the sale of aircraft for customers who received financing from BCC. An offsetting use of cash was reported as an investing activity.

As previously disclosed in our 2003 Annual Report on Form 10-K, the liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). The discount rate is determined based on a review of long-term, high quality corporate bonds as of the measurement date and use of models that match projected benefit payments of our major U.S. pension and other postretirement plans to coupons and maturities from high quality bonds. The pension fund’s expected return on assets assumption is derived from an extensive study. The study includes a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the appropriate investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. To determine the medical trend we look at a combination of information including our future expected medical costs, recent medical costs over the past five years, and general expectations in the industry. We previously disclosed in our 2003 Annual Report on Form 10-K that we expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be approximately $100 million in 2004 and that we were evaluating a discretionary contribution to our plans in the range of $1 billion (pre-tax) during the first quarter of 2004, and would consider making additional contributions later in the year. During the nine months ended September 30, 2004, we made discretionary and non-discretionary pension contributions of $3.6 billion (pre-tax) and $13 million (pre-tax). During the three months ended September 30, 2004, we made discretionary pension contributions of $1.6 billion (pre-tax). We expect to contribute approximately $20 million to our other postretirement benefit plans in 2004. During the nine and three months ended September 30, 2004, we made contributions of $12 million and $4 million.

Investing activities

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. The growth in customer financing was primarily financed by BCC’s cash flow for the nine months ended September 30, 2004. As of September 30, 2004, we have outstanding irrevocable commitments of approximately $1.5 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. See Note 17 to the condensed consolidated financial statements.

During the third quarter of 2004, we invested $1.5 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average time to maturity of 1.7 years. Short-term investments are debt securities with maturities less than one year and the remaining securities are long term investments (except cash equivalents with maturities less than 90 days). At September 30, 2004, amounts invested with a fair value of $1.2 billion were classified as available for sale Investments on the Condensed Consolidated Statements of Financial Position. Our intent is not to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $0.2 billion were classified as Cash and cash equivalents and $0.1 billion were classified as Short-term investments. During the three months ended September 30, 2004, realized gains and losses on these investments were not material. On October 15, 2004, we invested an additional $750 million in our portfolio.

Our liquidity as of September 30, 2004, totaled $5.6 billion, consisting of $4.3 billion of cash and cash equivalents, $0.1 billion of short term investments and $1.2 billion of externally managed available-for-sale investments.

Cash was provided by investing activities for the nine months ended September 30, 2004 and used by investing activities in the comparable period in 2003. For the nine months ended September 30, 2004, BCC sold its Commercial Financial Services business; during the same period of 2003, we acquired Conquest. Additionally, for the nine months ended September 30, 2004 the size of the BCC portfolio declined, which is consistent with the announcement to change its strategic direction.

Financing activities

There were no debt issuances during the nine months ended September 30, 2004. For the nine months ended September 30, 2003, we received proceeds of $1 billion related to our September 13, 2002 shelf registration. There were 6,591,356 shares repurchased at a price of $319 million in our open market share repurchase program, and 6,278 shares repurchased in a stock swap in the nine months ended September 30, 2004 and no shares were repurchased in the same period of 2003.

On July 26, 2004, BCC redeemed $1 billion face value of its outstanding senior notes, which had a carrying value of $999 million. This redemption included the entire principal amount, equal to $500 million face value, of its 7.10% senior notes due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC redeemed $500 million face value of its 5.65% senior notes due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. BCC recognized a loss of $52 million related to this early debt redemption. See Note 12 to condensed consolidated financial statements for a discussion on the July 26, 2004 debt redemption.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing	A+	A3	A
BCC	A+	A3	A

Short-term:
Boeing	F-1	P-2	A-1
BCC	F-1	P-2	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that provides short-term liquidity. Commercial paper remains a significant liquidity source. As of September 30, 2004, we have no outstanding commercial paper issuances.

Our total debt obligation is $12.4 billion and is primarily unsecured. Debt obligation includes $7.2 billion held at BCC. The remaining $5.2 billion of debt includes $0.5 billion relating to non-recourse debt as described in Note 14 of our 2003 Annual Report on Form 10-K.

We have additional substantial borrowing capability. Currently, we have $4 billion ($2 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. See Note 12 to the condensed consolidated financial statements. BCC has $4.9 billion that remains available from shelf registrations filed with the SEC. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

On March 23, 2004, we filed a shelf registration with the SEC for $1 billion for the issuance of debt securities and underlying common stock.

Off-Balance Sheet Arrangements

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, equipment trust certificate investments, and product warranties. See Note 17 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

Commercial aviation has been impacted by an economic downturn that began in 2001 and continued through 2003. In addition, the industry suffered a tremendous shock from the terrorist attacks of September 11, 2001, generating on-going travelers’ concerns and additional costs for security.

World-wide economic growth continued through the third quarter of 2004. Led by strong economic growth in the United States and China, with improving conditions in Japan and Europe, world air traffic levels are above traffic levels carried by the airlines in 2000. This strong volume of air travel will not necessarily generate strong airline profits because of a weak pricing environment and persistently high oil and fuel prices. Airlines find themselves in an increasingly competitive situation with fast-growing low-cost, low-fare competitors placing significant pricing pressure in an increasing number of air travel markets. Persistently high oil and fuel prices are placing cost pressure on airlines, increasing world-wide airline operating costs by billions of dollars. The ability of airlines to pass these costs on to their customers is limited by the competitive environment. Consequently, the profit outlooks for many airlines are falling. Some airlines, particularly large U.S. network carriers, are facing significant losses again in 2004, and face significant financial difficulties.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks like the 2003 SARS outbreak in Asia, new armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery.

During this quarter, we have established cost sharing arrangements with some suppliers for the 7E7 that will enhance our internal development capabilities and to offset a substantial portion of the financial risk of developing the 7E7 product. Amounts received from these suppliers will reduce our research and development expense related to the 7E7 since we will have no obligation to refund any amounts earned per the arrangements regardless of the outcome of the development efforts. In each arrangement, we will retain substantial rights to the 7E7 part or component covered by the arrangement related to the development costs incurred by us. These rights are intended to provide us with the opportunity to participate in a significant portion of the economic benefit from successful development and commercialization of the 7E7.

For the quarter ended September 30, 2004, supplier development cost sharing payments earned were $77 million. During October 2004, we signed additional cost-sharing arrangements which are expected to result in significant reductions to research and development expenditures, dependent upon the final terms.

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

The worldwide market for commercial jet aircraft is predominately driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries, and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, environmental constraints imposed upon aircraft operations, technological changes, price and other competitive factors.

We continue to explore strategic options related to our operations at various sites including but not limited to Wichita, Tulsa and McAlester. During the third quarter, we sold our operations primarily based in Irving, Texas. While not material to overall operations, this sale is indicative of our strategic direction.

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$15,639	$16,565	$4,638	$5,049
% Of Total Company Revenues	40%	45%	35%	41%
Operating Earnings	$902	$236	$168	$35
Operating Margins	5.8%	1.4%	3.6%	0.7%

	September 30 2004	December 31 2003
Contractual Backlog	$68,184	$63,929

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. The decline of $926 million in revenue from the first nine months of 2003 to the first nine months of 2004 was primarily attributable to new airplane model mix of $659 million and used aircraft sales and other of $200 million. New commercial jet aircraft deliveries were higher in the nine months of 2004 compared to the same period in 2003, but the delivery mix included more single-aisle aircraft and fewer twin-aisle aircraft.

Revenues for the three months ended September 30, 2004 decreased by $411 million from the same period in 2003 due to change in model mix of $414 million and used aircraft sales and other of $27 million offset by airplane services of $30 million.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, were as follows.

	Nine months ended September 30				Three months ended September 30
Model	2004		2003		2004		2003
717	9	(5)	9	(8)	3	(1)	3	(3)
737 Next-Generation*	154		126		49		41
747	11		14		2		4
757	11		13		3		4
767*	6	(1)	21	(4)	2		5	(3)
777	27		27		8		8

Total	218		210		67		65

*	Deliveries in the nine and three months ended September 30, 2004, included one C-40 737 aircraft.
Deliveries in the nine months ended September 30, 2003 include one intercompany Wedgetail AEW&C System 737 aircraft, two C-40 737 aircraft and one 767 Global Tanker Transport.
Deliveries in the three months ended September 30, 2003 include two C-40 737 aircraft and one 767 Global Tanker Transport.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	September 30 2004	June 30 2004	March 31 2004	December 31 2003
717	134	131	128	125
737 Next-Generation	1,574	1,525	1,475	1,420
747	1,349	1,347	1,343	1,338
757	1,047	1,044	1,040	1,036
767	922	920	917	916
777	490	482	471	463

The undelivered units under firm order* were as follows:

Model	September 30 2004	June 30 2004	March 31 2004	December 31 2003
717	19	22	19	22
737 Next-Generation	774	773	785	800
747	31	31	30	32
757	2	5	9	13
767	24	25	24	25
777	145	145	153	159
7E7	52

* Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders and government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating earnings

The increase of $666 million in operating earnings from the first nine months of 2003 to the first nine months of 2004 was primarily attributable to a 2003 charge of $184 million for the planned shutdown of the 757 program, program margin improvements of $316 million, a 2003 goodwill impairment charge of $341 million, and improved period cost performance of $144 million offset by change in model mix of $110 million and increased research and development expense of $210 million.

The increase of $133 million in operating earnings during the three months ended September 30, 2004 from the comparable period of 2003 was primarily due to a 2003 charge of $184 million for the planned shutdown of the 757 program, improved program margins of $36 million and improved period cost performance of $20 million offset by change in model mix of $60 million and increased research and development expense of $48 million.

For the nine months and three months ended September 30, 2004, supplier development cost sharing payments earned were $77 million, which reduced the expenditures for Commercial Airplanes research and development amounts to $696 million and $220 million.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the nine months ended September 30, 2004 primarily relates to new orders for the 7E7. September 30, 2004, backlog does not include the anticipated order of 100 767 Tankers from the USAF. This order is anticipated to become a firm contract in 2005.

Unobligated backlog increased by approximately $0.7 billion for the nine months ended September 30, 2004. This increase is attributed to the Multi-Mission Maritime Aircraft program contract award.

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

The program accounting quantities were as follows:

Model	September 30 2004	June 30 2004	March 31 2004	December 31 2003
717	154	154	148	148
737 Next-Generation	2,400	2,400	2,200	2,200
747	1,400	1,388	1,388	1,388
757	1,050	1,050	1,050	1,050
767	975	975	975	975
777	650	650	650	650

Due to ongoing market uncertainty for the 717 aircraft, the accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of September 30, 2004, of the 19 remaining undelivered units, 9 units will be delivered to a single customer. Due to the customer’s uncertain financial condition, on a consolidated basis, these aircraft are expected to be accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of September 30, 2004, remained realizable.

We have possible material exposures related to the 717 program, principally attributable to termination costs that could result from a lack of market demand. During the fourth quarter of 2003, we lost a major sales campaign, thus increasing the possibility of program termination. We continue to aggressively market the 717 aircraft. During the nine months ended September 30, 2004 firm orders for six additional units had been received and during October 2004, firm orders for two additional units have been received. Program continuity is dependent on the outcomes of current sales campaigns. In the event of a program termination decision, current estimates indicate we could recognize a pre-tax earnings charge of approximately $325 million.

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

	717	737 Next- Generation	747	757	767	777
September 30, 2004
Cumulative firm orders (CFO)	153	2,348	1,380	1,049	946	635
Anticipated orders	N/A	50	19	N/A	27	15
Anticipated orders as a % of CFO	N/A	2%	1%	N/A	3%	2%
June 30, 2004
Cumulative firm orders	153	2,298	1,378	1,049	945	627
Anticipated orders	N/A	100	9	N/A	28	23
Anticipated orders as a % of CFO	N/A	4%	1%	N/A	3%	4%
March 31, 2004
Cumulative firm orders	147	2,260	1,373	1,049	941	624
Anticipated orders	N/A	N/A	14	N/A	32	26
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	4%
December 31, 2003
Cumulative firm orders	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries (see table in Commercial Airplanes Revenues discussion) plus undelivered units under firm order (see table in Commercial Airplanes Revenues discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

During 2002 we were selected by the USAF to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. The Department of Defense (DoD) is currently reviewing this agreement with the USAF. (See IDS 767 Tanker Program section for a complete discussion).

In order to meet the USAF’s proposed schedule for delivery, as of September 30, 2004, we have incurred inventoriable pre-contract costs of approximately $164 million, which consisted of $120 million related to development costs and about $44 million related to spending on one in-production aircraft. If the order is not received, we would also incur supplier termination charges of approximately $23 million. These costs are being deferred based on our assessment that it is probable we will recover these cost from the USAF Tanker contract. Although we believe it is probable we will receive the Tanker contract, in the event the program is not contracted, we would expense tanker related inventoried pre-contract costs, and incur supplier termination charges. This would have a material negative impact to the program’s gross margin and may impact the continuation of the 767 program.

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2003 Annual Report on Form 10-K, represent deferred production costs. As of September 30, 2004 and December 31, 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	September 30 2004	December 31 2003
Deferred production costs	$801	$837
Unamortized tooling	$494	$582

As of September 30, 2004 and December 31, 2003, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

INTEGRATED DEFENSE SYSTEMS

Business Environment and Trends

IDS is comprised of four reportable segments, which include Aircraft & Weapon Systems (A&WS), Network Systems, Support Systems and Launch & Orbital Systems (L&OS). The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems segments), homeland security (Network Systems), civil space transportation and exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, the primary customers of IDS are the DoD for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the civil space transportation and exploration market, and the U.S. Government and commercial satellite service providers for the launch and satellites market. Since the trends associated with these markets impact IDS opportunities and risks in unique ways, the various environmental factors for each are discussed individually below.

Defense environment overview

The U.S. DoD represents nearly 50% of the world’s defense budget. The current defense environment is characterized by transformation and change in the face of shrinking force structure, aging platforms, and levels of operations and engagements worldwide that are expected to remain high for the foreseeable future. The current environment is also heavily influenced by the continuing war on terrorism and the need to bring new technologies to assist the war fighter. The United States’ leadership in the global war on terrorism demonstrates the value of networked intelligence, surveillance and communications, interoperability across platforms, services and forces, and the leveraging effects of precise, persistent, and selective engagement. The significance and advantage of unmanned systems to perform many of these tasks is growing. These experiences are driving the DoD, along with militaries worldwide, to transform their forces and the way they operate. Network-centric operations are at the heart of this transformation.

As evidenced by President Bush’s fiscal year 2005 budget request, we continue to see near-term growth in the DoD budget and a focus on transformation that will provide opportunities for IDS products in the future. However, with a struggling global economy and anticipated federal budget deficits, allocations to DoD procurement are unlikely to increase significantly. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. Along with this, we are already seeing the need for the military to make difficult choices between programs in an effort to support their highest priority. Programs will be continually evaluated with program performance and relevancy to the overall DoD vision as the measures for continuation or cancellation.

Military transformation

The defense transformation is evidenced by a trend toward smaller, more capable, interoperable, and technologically advanced forces. To achieve these capabilities, a transformation in acquisition is underway with an increasing trend toward early deployment of initial program capabilities followed by subsequent incremental improvements (referred to as spiral development), cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoperability among the services.

Institutions and events continue to shape the defense industrial environment. The DoD’s implementation of a new Joint Capabilities Integration and Development Systems organization and process, along with revisions to the Defense Acquisition System, Program Planning Budgeting and Execution processes and the establishment of the Office of Force Transformation, has created a durable institutional foundation for continued transformation. Operations in the continuing global war on terrorism reaffirm the need for the rapid projection of decisive combat power around the world and emphasize the need for new capabilities and solutions for the war fighter. They also highlight the need for improved logistics and stability operation capabilities at completion of hostilities. Toward that end, the DoD is fully committed to a transformation that will achieve and maintain advantages through changes in operational concepts, organizational structure and technologies that significantly improve war fighting capabilities.

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

Defense Competitive Environment

The global competitive environment continues to intensify, with increased focus on the U.S. defense market, the world’s largest and most attractive. IDS faces strong competition in all market segments, primarily from Lockheed Martin, Raytheon, and Northrop Grumman. Foreign companies such as BAE Systems and EADS continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

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

The Bush Administration requested $40.2 billion in the fiscal 2005 budget request to support the Department of Homeland Security. This request is a 10 percent increase compared to the fiscal year 2004 request and exhibits the Bush Administration’s continued commitment to homeland security. Only 50% of the federal spending on homeland security is within the newly formed Department of Homeland Security. Other federal agencies such as the DoD still have homeland security and homeland defense funding under their direction. IDS will continue to leverage our experience as the systems integrator on the Explosive Detection Systems program, our aviation heritage and our Integrated Battlespace and network-centric operations expertise and capabilities into the homeland security marketplace.

Civil Space Transportation and Exploration Environment

The total NASA budget is expected to remain relatively flat over the next ten years, but it is forecasted that this budget will see a change in direction and emphasis. President Bush defined a new national vision for space exploration that will not require large budget increases in the near-term. Instead, it will bring about a sustained focus over time and reorientation of NASA’s programs. The funding added for exploration will total about $12 billion over the next five years. Most of this funding will be reallocated from existing areas as NASA reprioritizes to accomplish the new vision for exploration. President Bush requested an additional $1 billion for NASA’s existing five-year plan, or on average $200 million per year. The establishment of the new vision will provide great opportunities for industry to develop new technologies and operational concepts to take human beings beyond low earth orbit. IDS, with our strong heritage in the development of space systems and our expertise in the area of human space flight, including the Space Shuttle and the International Space Station, is well positioned to work with and support our customer in accomplishing their goals. Through the current budget cycle we have witnessed less than enthusiastic Congressional support for the funding requirements for the new vision for space exploration. IDS will continue its work on the Space Shuttle and International Space Station programs along with development of critical technologies such as rocket propulsion and life support systems to prepare to meet the challenge of returning to the Moon and exploring the Solar System.

Launch and Satellite Environment

The commercial space market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. This market is now characterized by overcapacity, aggressive pricing and limited near-term opportunities. Recent projections indicate these market conditions will persist until the end of this decade. We believe there will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services as compared to the high points of the early to mid-1990s. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities, where the customer values our technical expertise and unique solutions, like the recently awarded order by DIRECTV. However, we will not pursue commercial satellite orders or launch contracts at a loss, and given the current pricing environment, we have decided, for the near-term, to focus on our Delta IV program on the government launch market, which we believe is a more stable market.

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

On February 23, 2004, the U.S. Government announced plans to terminate for convenience, the RAH-66 Comanche contract. Boeing and Sikorsky Aircraft (a division of United Technologies Corporation) each had a 50/50 share in program work share and earnings. On March 19, 2004, the U.S. Government issued a partial TFC notification. By March 19, 2005, a termination proposal will be submitted and negotiated with the U.S. Government. It is anticipated that a complete termination will be issued shortly thereafter. The program represents less than 1% of our projected revenues for 2004 and 2005.

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a Government-fiscal-year basis (September 30 year-end), even though contract performance may extend over several years.

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

767 Tanker Program

During 2002 we were selected by the USAF to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. The DoD is currently reviewing this agreement with the USAF. On February 4, 2004, the Secretary of Defense asked for the completion of reports from the Defense Science Board (DSB) and the DoD Inspector General (IG). The DSB examined the existing aerial refueling fleet, addressing the following points: (a) how severe are the age and corrosion problems, (b) how many tanker aircraft does the USAF need, and (c) what makes sense for near-term steps. The IG examined “any negative impact that improper conduct by Mr. Sears and Ms. Druyun may have had on the negotiation of the contracts that the Air Force proposes to execute.” The reports were completed in May 2004. On February 20, 2004, we announced the slow down of development efforts on the USAF 767 Tanker program. This slow down resulted in the redeployment of labor resources in order to continue working on only critical path items to reduce company spending until the DoD reviews are complete. Further program postponement was announced in May 2004 by the DoD to December 2004, pending completion of an Analysis of Alternatives (AoA) and the Mobility Capabilities Study (MCS). The AoA is preparing an analysis of the variety of aerial refueling tanker replacements and the MCS is determining aerial refueling tanker needs.

In order to meet the USAF’s proposed schedule for delivery we have incurred pre-contract costs related to development costs and one in-production aircraft. On a consolidated basis, we have deferred total USAF pre-contract costs of $209 million as of September 30, 2004, consisting of $164 million related to the Commercial Airplanes segment, and $45 million related to the IDS A&WS and Support Systems segments. These costs are being deferred based on our assessment that it is probable we will recover these cost from the USAF Tanker contract. The pre-contract costs are being deferred and recorded in inventory based on AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that costs may be deferred if the costs can be associated with a specific anticipated contract and if their recoverability from that contract is probable. Our assessment of probability is based on the following:

The Department of Defense Appropriations Act for fiscal year 2005 provides $100 million funding for tanker replacement and requires consideration of domestic suppliers. The National Defense Authorization Act for fiscal year 2005 provides authorization for the procurement of 100 tanker aircraft and associated support contracts. We believe, based on our understanding of the requirements, that our 767 aircraft is the most cost effective solution that meets those requirements and it is therefore probable we will be awarded the USAF Tanker contract. Based on prior DoD contracting practices we believe it is probable that we will also be awarded the initial support contracts.

Although we believe it is probable we will receive the USAF Tanker contract, in the event the program is not contracted, we would expense the related inventoried pre-contract costs, and incur supplier termination charges of approximately $63 million as of September 30, 2004, consisting of $23 million related to the Commercial Airplanes segment, and $40 million related to the IDS A&WS and Support Systems segments. Additionally, the outcome of the USAF proposal could also have an adverse impact on our margins associated with Italian and Japanese tanker contracts.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the nine months ended September 30, 2004, the venture conducted three successful launches. The venture continues to aggressively manage its cost structure.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners, and have collateral rights to certain assets of the venture. We believe our total maximum exposure to loss from Sea Launch at September 30, 2004 totals $224 million, taking into account recourse from other venture partners and estimated proceeds from collateral. The components of this exposure include $185 million ($857 million, net of $467 million in established reserves and $205 million in recourse from partners) of other assets and advances, $26 million for potential subcontract termination liabilities, and $13 million ($35 million net of $21 million in recourse from partners and $1 million in established reserves) of exposure related to performance guarantees provided by us to Sea Launch customers. During the quarter ended September 30, 2004, we sent a termination for convenience (TFC) request to the Sea Launch Venture based on a flow through of a customer’s TFC on a launch option on Boeing’s contract with the customer. We estimate that our exposure on other assets and advances may be reduced by up to $14 million (from $185 million to $171 million) while our recourse from other venture partners may be reduced by up to $7 million (from $205 million to $198 million) when an agreement on the penalty is reached. We also have outstanding credit guarantees with no net estimated exposure ($511 million, net of $307 million in recourse from partners and $204 million in established reserves). We made no additional capital contributions to the Sea Launch venture during the nine months ended September 30, 2004.

Delta IV

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation, under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed Martin, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. In June 2003, Lockheed Martin filed a lawsuit against us and the three individual former employees arising from the same facts. It is not possible at this time to predict the outcome of these matters or whether an adverse outcome would or could have a material adverse effect on our financial position. In addition, on July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed Martin information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney General in Los Angeles, who indicted two of the former employees in July 2003. The Delta IV program is reported in the L&OS segment.

The cost estimates for the Delta II and Delta IV programs are based, in part, upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. The Mission Manifest represents management’s best estimate of the launch services market, taking into account all known information. Due to the volatility of the government launch market, and the current suspension, as described in Note 18 to the condensed consolidated financial statements, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore the financial performance of the Delta Programs.

Satellites

As is the standard for the commercial satellite industry, contracts are fixed price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. We believe we have appropriately estimated costs to complete these contracts. However, if these technical and quality issues continue, they could result in a material charge. These programs are on-going, and while we believe the cost estimates reflected in the September 30, 2004 financial statements are adequate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger termination for default (TFD) provisions or other financially significant exposure. Thus far in 2004, two satellites have been delivered retiring the TFD risk on those satellites. We currently have one commercial satellite contract that could expose us to the risk of contract TFD notification with financial exposure up to $200 million. Management believes a TFD notification is not likely due to program progress and ongoing contractual efforts related to this satellite. Our satellite programs are reported in either the Network Systems or L&OS segments.

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce, against Boeing Satellite Systems International, Inc. (BSSI). The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a 702 Satellite which experienced anomalies with its concentrator solar arrays. Three other customers, in addition to Thuraya, were sold a total of five 702 Satellites which also experienced same or similar anomalies with the concentrator solar arrays.

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to BSSI under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross complaint with the court on September 16, 2004, alleges breach of contract, other claims, and seeks recovery of all amounts it invested in the contracts, approximately $2 billion. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

Additionally, in certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of third-party insurance based on our analysis of risk. There is one contractual launch scheduled in early 2005 for which full insurance coverage may not be available, or if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could approximate $100 million.

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

IDS Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$22,838	$20,115	$8,259	$7,292
% Of Total Company Revenues	58%	54%	63%	60%
Operating Earnings (Loss)	$2,250	$163	$816	$561
Operating Margins	9.9%	0.8%	9.9%	7.7%

	September 30 2004	December 31 2003
Contractual Backlog	$37,468	$40,883

Revenues

For the nine months ended September 30, 2004 revenues grew by nearly 14% compared to the same period in 2003 driven by increased revenue throughout the A&WS, Network Systems and Support segments. A&WS increased revenue is driven by increased deliveries on the F/A-18 Super Hornet and F/A-22 Raptor programs; higher volume on the EA-18G Growler, AH-64 Apache, and CH-47 Chinook programs of $700 million, partially offset by fewer Joint Direct Attack Munitions (JDAM) and T-45 Goshawk deliveries and C-40 Clipper volume totaling $122 million in decreased sales. Network Systems had increased volume from the Integrated Battlespace market, including Airborne Command and Control, Proprietary, and Military Transformation Programs and the Missile Defense market generating increased revenues of nearly $2 billion, partially offset by decreased Homeland Security activity. Support Systems had increased volume in the Supply Chain Services, Training Systems and Services, Life Cycle Customer Support (LCCS), Modification and Upgrades and Maintenance and Modification businesses generating nearly $400 million in increased revenues, partially offset by decreased Contractor Logistics Support and Services sales. L&OS revenues were lower due to decreased launch and satellite deliveries and milestone completions of $350 million offset by a termination settlement on a commercial satellite program and increased return to flight activity on NASA programs of $270 million. IDS revenues increased by 13% for the three months ended September 30, 2004 compared to the same period in 2003 for the reasons previously discussed.

Operating Earnings

For the nine months ended September 30, 2004 earnings increased by nearly 20% compared to the same period in 2003. A&WS increase is due to continued performance improvements on production programs in both the Precision Engagement and Mobility markets of $190 million and revenue growth of $80 million, partially offset by increased research & development (R&D) investment on the 767 Global Tanker Transport Aircraft (GTTA) program during the period. Network Systems increase is due to the improved profitability in the Integrated Battlespace and Homeland Security markets of $105 million and revenue growth of $155 million, partially offset by cost growth on Missiles Defense and military satellite programs. Support Systems increase is due to the revenue growth of $30 million and performance improvements throughout the Support Systems business base of $100 million. L&OS operating earnings continue to be negatively impacted by performance issues and inventory write-downs in the satellite business. The above excludes 2003 charges recognized in connection with our review of goodwill balances under SFAS No. 142 of $572 million in the first quarter, a $1.1 billion charge related to Delta IV manifest change and satellite performance in the second quarter and a third quarter charge of $47 million resulting from a decision by NASA not to award an imagery contract to Resource 21 (a partnership we had entered into).

For the three months ended September 30, 2004 operating earnings increased by 34% compared to the same period in 2003, this excludes the third quarter 2003 charges for Resource 21 mentioned above. The 2004 third quarter earnings growth follow the increased revenue stated above along with strong performance in the A&WS, Network Systems and Support Systems segments. Those increases were partially offset by continued cost growth and inventory issues on the commercial/civil satellite programs in L&OS.

Backlog

For the nine months ended September 30, 2004 backlog decreased by 8% mainly due to sales on Multi-Year contracts (F/A-18, C-17 and Apache) and the F-15 program in A&WS; Ground-Based Midcourse Defense (GMD), Future Combat Systems (FCS), Proprietary programs in Network Systems; Supply Chain Services and Maintenance & Modification sales in the Support Systems segment; L&OS segment backlog increased due to the DIRECTV contract award for three 702 satellites. Network Systems won an order to accelerate and extend the Future Combat Systems (FCS) program; adding $5.5 billion to our total backlog.

Aircraft and Weapons Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$8,764	$8,177	$3,077	$2,953
% Of Total Company Revenues	22%	22%	23%	24%
Operating Earnings	$1,344	$1,104	$484	$351
Operating Margins	15.3%	13.5%	15.7%	11.9%

	September 30 2004	December 31 2003
Contractual Backlog	$17,692	$19,352

Revenues

For the nine months ended September 30, 2004 revenue increased by 7% compared to the same period in 2003 due to increased aircraft deliveries on the F/A-18 Super Hornet and F/A-22 Raptor programs and increased volume on rotorcraft programs, partially offset by decreased T-45 Goshawk deliveries and the cancellation of the RAH-66 Comanche program. A&WS revenue increased by 4%

for the three months ended September 30, 2004 compared to the same period in 2003. This was primarily due to increased deliveries on the C-17 Globemaster and F/A-22 Raptor programs, and increased rotorcraft volume, partially offset by decreased F/A-18 Super Hornet, T-45 Goshawk and JDAM deliveries and the cancellation of the RAH-66 Comanche program.

Deliveries of units for principal production programs (New Build Aircraft only) were as follows:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
C-17 Globemaster	13	13	5	4
F/A-18E/F Super Hornet	37	34	12	14
T-45TS Goshawk	5	11	1	4
F-15E Eagle	3	3	1	1
CH-47 Chinook	0	0	0	0
C-40A Clipper	1	1	1	0
AH-64 Apache	0	0	0	0

Operating Earnings

For the nine months ended September 30, 2004 operating earnings improved by 22% compared to the same period in 2003 due to the increased revenue stated above along with production performance improvements on aircraft and rotorcraft programs. A&WS operating earnings increased by 38% for the three months ended September 30, 2004 compared to the same period in 2003 from the revenue growth stated above, production performance improvements on aircraft programs, and decreased R&D investment on the 767 GTTA program.

Backlog

For the nine months ended September 30, 2004 total contractual backlog for A&WS decreased by 9%. A&WS decreased contractual backlog is attributed to sales on Multi-Year contracts (F/A-18 and Apache) and the F-15 program. This was partially offset by orders on the V-22 and F/A-22 programs. The third quarter decrease can also be attributed to the strong sales on the F/A-18, F-15, C-17 and Apache programs.

Network Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$8,439	$6,514	$3,233	$2,327
% Of Total Company Revenues	22%	18%	25%	19%
Operating Earnings	$709	$386	$303	$151
Operating Margins	8.4%	5.9%	9.4%	6.5%

	September 30 2004	December 31 2003
Contractual Backlog	$9,884	$11,715

Revenues

For the nine months ended September 30, 2004 revenues increased by 30% compared to the same period in 2003 from increased volume from the Missile Defense and Integrated Battlespace markets, including Airborne Command and Control, Proprietary, and Military Transformation Programs, partially offset by decreased Homeland Security activity. Network Systems revenue increased by 39% for the three months ended September 30, 2004 when compared to the same period in 2003. The increase was driven primarily by increased volume in Missile Defense, Airborne Command and Control, and Military Transformation Programs, including the completion of major design concept review on the Future Combat Systems.

Operating Earnings

For the nine months ended September 30, 2004 operating earnings increased 41% when compared to the same period in 2003, which excludes second quarter 2003 charges of $70 million related to military satellite contracts and a third quarter charge of $47 million as a result of a decision by NASA not to award an imagery contract to a partnership “Resource 21” we had entered into. The nine month increase is driven by improved performance on the Integrated Battlespace Airborne Command and Control, Proprietary, Military Transformation programs and Homeland Security Programs coupled with the revenue growth stated above. For the three months ended September 30, 2004, Network Systems earnings increased 53% when compared to the same period in 2003, excluding the third quarter charge mentioned above, driven again by improved profitability on the Integrated Battlespace Airborne Command and Control, Proprietary and Military Transformation programs coupled with the revenue growth stated above.

Backlog

Total contractual backlog for Network Systems decreased by 16% for the nine months ended September 30, 2004. The decrease is primarily due to sales on the GMD, FCS and IDS Proprietary programs. This decrease was partially offset by the Turkey AEW&C order and a FCS order which added $5.5 billion to total backlog. The third quarter decrease can be attributed to sales on GMD, FCS, and IDS Proprietary programs.

Support Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$3,333	$3,037	$1,127	$1,053
% Of Total Company Revenues	8%	8%	9%	9%
Operating Earnings	$463	$333	$182	$117
Operating Margins	13.9%	11.0%	16.1%	11.1%

	September 30 2004	December 31 2003
Contractual Backlog	$5,665	$5,882

Revenues

For the nine months ended September 30, 2004 revenues increased 10% compared to the same period in 2003 through increased volume in the Supply Chain Services, Training Systems and Services, LCCS, Modification and Upgrades and Maintenance and Modification businesses, partially offset by decreased Contractor Logistics Support and Services. Support Systems segment revenues for the three months ended September 30, 2004 increased 7% compared to the same period in 2003 primarily through increased volume in Supply Chain Services, Training Systems and Services, LCCS, and Maintenance and Modification businesses, offset slightly with lower volume in Contractor Logistics Support and Services and Modification and Upgrades.

Operating Earnings

For the nine months ended September 30, 2004 operating earnings increased 39% compared to 2003 due to the revenue volume stated above and the excellent performance throughout the business base. Support Systems segment operating earnings for the three months ended September 30, 2004 increased 56% compared to the same period in 2003 from the increased revenue stated above and strong performance throughout the business base.

Backlog

Total contractual backlog for Support Systems decreased by 4% for the nine months ended September 30, 2004 due to strong sales in the Supply Chain Services and Modernization and Upgrade programs. The third quarter decrease can be attributed to sales throughout the segment.

Launch & Orbital Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$2,302	$2,387	$822	$959
% Of Total Company Revenues	6%	6%	6%	8%
Operating Loss	$(266)	$(1,660)	$(153)	$(58)
Operating Margins	(11.6)%	N.M.	(18.6)%	(6.0)%

	September 30 2004	December 31 2003
Contractual Backlog	$4,227	$3,934

N.M.	= Not Meaningful

Revenues

For the nine months ended September 30, 2004 revenues decreased by 4% when compared to the same period in 2003 primarily driven by decreased launch and satellite deliveries and milestone completions, partially offset by increased return to flight activity on NASA programs and revenues associated with a settlement of a TFC on a commercial satellite program. L&OS segment revenues decreased by 14% for the three months ended September 30, 2004 when compared to the same period in 2003 primarily due to decreased commercial satellite milestone completions and launch deliveries.

Deliveries of production units were as follows:

	Nine months ended September 30		Three months ended September 30
	2004	2003	2004	2003
Delta II	3	4	2	2
Delta IV	0	2	0	1
BSS Satellites	2	3	0	0

Operating Earnings

For the three and nine months ended September 30, 2004 L&OS operating earnings continue to be negatively impacted by technical and quality issues in the satellite business. In the current quarter the satellite business took a charge of $132 million for ongoing technical and quality issues for satellites currently in the factory and for slow moving inventory. For the nine months ended 2004 charges totaling $244 million were taken in the satellite business due to technical and quality issues. The 2004 charges include a termination for convenience settlement on a commercial satellite program in the first quarter of the year. 2003 L&OS operating earnings were impacted by first and second quarter charges recognized in connection with our review of goodwill balances under SFAS No. 142 (first quarter charge of $572 million) and charges recognized in connection with Delta IV and Boeing Satellite Systems businesses (second quarter charge of $1.0 billion).

We are a 50-50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our proportionate share of joint venture earnings is recognized as income. For the nine months ended September 30, 2004, earnings were $50 million compared to $36 million for the same period in 2003. Included in the L&OS operating earnings for the three months ended September 30, 2004 were $24 million compared to $12 million for the same period in 2003.

Backlog

Total contractual backlog for L&OS increased by 7% for the nine months ended September 30, 2004 due to the 2 year Shuttle Space Flight Operations Contract and an order from DIRECTV for 3 satellites. The increase in contractual backlog in the third quarter is attributed to the Shuttle and Satellite orders as well.

BOEING CAPITAL CORPORATION

Business Environment and Trends

BCC’s strategic direction has shifted from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall corporate exposures. For our commercial aircraft market, BCC facilitates, arranges and provides financing to Commercial Airplanes’ customers. For our space and defense markets, BCC primarily arranges and structures financing solutions for IDS’s government customers. On May 24, 2004, BCC entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to its Commercial Financial Services business. The assets sold or to be sold to GECC consist of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than July 30, 2004. Based upon mutual agreement between the parties, the final closing date has been extended to occur within 60 days subsequent to September 30, 2004. By the end of May 2005, BCC intends to dispose of the remaining assets identified to its Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC. See Note 7 to the condensed consolidated financial statements for a discussion on the disposition of BCC’s Commercial Financial Services business.

At September 30, 2004, BCC’s portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Refer to discussion of the airline industry environment in the Commercial Airplanes – Business Environments and Trends.

Aircraft values and lease rates are also being impacted by the number and type of aircraft that are currently out of service. The number of parked aircraft has declined by approximately 100 aircraft from the number of aircraft parked at June 30, 2004, reaching a new post-September 11 low in terms of both the number of parked aircraft and the parked percentage of the active fleet. Approximately 1,800 aircraft (10.4% of current world fleet) continue to be parked, including both in production and out of production aircraft types.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 program, with the final aircraft scheduled to be produced in late 2004. While we continue to believe in the utility and marketability of the 757 aircraft, we are unable to predict whether or how the end of the 757 program, as well as overall market conditions, may impact 757 collateral values and rental rates. At September 30, 2004, $1.6 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. Should the 757 aircraft suffer a significant decline in utility and market acceptance, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. While BCC is unable to determine the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings and/or financial position.

Due to ongoing market uncertainty for the 717 aircraft, possible material exposures exist related to the 717 program. During the nine months ended September 30, 2004 firm orders for six additional units had been received and during October 2004, firm orders for two additional aircraft were received. (See Commercial Airplanes segment discussion). At September 30, 2004, $2.3 billion of BCC’s portfolio was collateralized by 717 aircraft. We are unable to predict whether or how a possible end of production, as well as overall market conditions, would impact 717 collateral values. In the event of a program termination decision, the aircraft’s collateral values may decline which could result in an increase to the allowance for losses on receivables. While BCC is unable to determine the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on our earnings and/or financial position.

Excluding the effects of BCC’s sale of its Commercial Financial Services business, at September 30, 2004, there were $177 million of assets, principally commercial aircraft, that were held for sale or re-lease, of which $158 million had a firm contract to sell or place on lease. Additionally, approximately $273 million of BCC’s assets are currently scheduled to come off lease in the next twelve months and become subject to replacement into the market. The inability of BCC to sell or place these assets into a revenue-generating service could pose a potential risk to our results of operations.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of September 30, 2004. These bankruptcies or restructurings could have a material adverse effect on our earnings, cash flows and/or financial position.

United Airlines (United) accounted for $1.1 billion and $1.2 billion (11.8% and 11.5%) of BCC’s total portfolio at September 30, 2004 and December 31, 2003. At September 30, 2004, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At September 30, 2004, United was BCC’s second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. On August 20, 2004, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through June 30, 2005 and increase its available funds by $500 million. United is continuing to pursue alternative financing through private investors. During the third quarter of 2003, BCC completed a restructuring of United’s aircraft loans and leases. The receivables associated with a security interest in the two 767 aircraft and 13 777 aircraft were restructured with terms that did not necessitate a troubled debt restructuring charge to the allowance for losses on receivables. The lease terms attributable to the five 757 aircraft in which BCC holds an ownership and security interest were revised in a manner that reclassified these leases as operating leases. At September 30, 2004, United is current on all of its obligations related to these 20 aircraft.

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

ATA Holdings Corp. (ATA) accounted for $705 million and $743 million (7.3% and 7.4%) of BCC’s total portfolio at September 30, 2004 and December 31, 2003. At September 30, 2004, the ATA portfolio primarily included 12 757 aircraft and an investment in mandatory redeemable preferred stock with a face value of $50 million. On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. At September 30, 2004, we had established reserves that adequately cover our collateral exposure on our finance leases and note receivable with ATA. In November 2002, ATA received a loan of $168 million administered by the Airline Transportation Stabilization Board. In the third quarter of 2003, BCC agreed to restructure certain outstanding leases by extending their terms and deferring a portion of ATA’s rent payments for a limited period of time. The terms of the restructured leases did not result in a charge to the allowance for losses on receivables. At September 30, 2004, ATA was current on all of its obligations related to BCC’s portfolio. During the third quarter of 2004, ATA requested that BCC restructure its finance lease terms and provide additional short-term financing support. BCC is currently evaluating requests from ATA.

During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 is other-than-temporarily impaired. Accordingly, BCC lowered the carrying value of this investment to its fair value, resulting in an impairment of $29 million. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18 million, which reduced the carrying value of the investment to zero.

Additionally, during the third quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that our portfolio of finance leases with ATA was specifically impaired. Accordingly, BCC increased our allowance for losses on receivables by approximately $42 million in order to adequately reserve for the amount by which the carrying value of the ATA related assets exceeded the assets’ collateral values. Taking into account the specific reserves allocated for the ATA receivables, we do not expect that our transactions with ATA will have a material adverse effect on our earnings, cash flows and/or financial position. While we believe that we have provided for an adequate allowance for losses on receivables on ATA’s finance leases and notes receivable, in the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Hawaiian Airlines, Inc. (Hawaiian) accounted for $460 million and $506 million (4.7% and 5.0%) of BCC’s total portfolio at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. In December 2003 and January 2004, BCC permitted Hawaiian to return two 717 aircraft. These 717 aircraft were leased to a third party in the first quarter of 2004.

In September 2004 BCC reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of our leases and on the amount of our unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by us for the period of time prior to the September 2004 settlement and losses that would be incurred by us based on the differences between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved our unsecured claim against the Hawaiian estate and also approved the new terms of our restructured leases. In September BCC sold our unsecured claim to RC Aviation LLC for $53 million. In connection with the approval of our claim by the bankruptcy court, we recorded $35 million of income relating to costs and lost revenues prior to the approval of the claim by the bankruptcy court. Additionally, as a result of the approval of our restructured lease terms, we recorded a net reduction in the provision for losses of $8 million due to reduced collateral exposure associated with the finance lease receivables, partially offset by a restructuring charge. This net reduction in the provision for losses of $8 million was effectively recorded as income in the third quarter as a result of the adjustment to the allowance for losses on receivables discussed in Note 8 to the condensed consolidated financial statements. The remaining $10 million of receipts were accounted for as unearned income attributable to an operating lease. Prior to Hawaiian’s bankruptcy, BCC accounted for all of its 717 leases and two of its three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, BCC will continue to account for these leases as finance leases. BCC reduced the carrying value of some of its finance leases as a result of this restructure to ensure that the new implicit rate in each lease is in no case lower than the implicit rate prior to the restructure.

Hawaiian retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject restructuring terms with its creditors and return aircraft, including BCC’s aircraft. The terms of BCC’s restructuring with Hawaiian, which were approved by the federal bankruptcy court, set forth the terms under which all 14 aircraft financed by BCC are expected to remain in service upon Hawaiian’s emergence from Chapter 11 protection.

Summary Financial Information

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2004	2003	2004	2003
Revenues	$733	$743	$253	$287
% Of Total Company Revenues	1.9%	2.0%	1.9%	2.4%
Operating Earnings (Loss)	$148	$28	$60	$94
Operating Margins	20.2%	3.8%	23.7%	32.8%

	September 30 2004	December 31 2003
Portfolio	$9,701	$10,065
% of Total Receivables in Valuation Allowance	4.1%	5.1%
Debt	$7,168	$9,177
Debt-to-Equity Ratio	4.8-to-1	4.7-to-1

Revenues

BCC segment revenues consist principally of income from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals and gains/losses on revaluation of derivatives. BCC does not expect growth in the future due to its change in business strategy described in the Business Environment and Trends section. During the nine months ended September 30, 2004, BCC’s net gain on disposal totaled $34 million compared with $43 million for the same period in 2003. The decrease was primarily due to a $45 million gain on sale of notes receivable in the third quarter of 2003, partially offset by a $34 million gain on sale of notes receivable during the same period of 2004. These gains are sporadic in nature and depend in part on market conditions at the time of disposal. There can be no assurance that BCC will recognize such gains in the future.

Operating earnings

BCC’s operating earnings are presented net of interest expense, valuation allowance adjustments, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in operating earnings during the nine months ended September 30, 2004 was primarily attributable to the decrease in valuation allowance compared to the same period in 2003.

As summarized in the following table, during the nine months ended September 30, 2004, we recognized pre-tax expenses of $114 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, of which $19 million related to BCC. For the same period in 2003, we recognized pre-tax expenses of $300 million, of which $234 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Nine months ended September 30, 2004
Increased/(decreased) valuation allowance	$(55)	$82	$27
Revaluation of equipment on operating lease	27	2	29
Other adjustments	47	11	58

	$19	$95	$114

Nine months ended September 30, 2003
Increased valuation allowance	$130	$61	$191
Revaluation of equipment on operating lease	83	5	88
Other adjustments	21		21

	$234	$66	$300

BCC recorded a $55 million adjustment to decrease the valuation allowance during the nine months ended September 30, 2004, compared to a $130 million charge to earnings during the same period of 2003 due to deteriorated credit ratings and depressed aircraft values over the past two years. The factors contributing to this reduction in the valuation allowance during the nine months ended September 30, 2004 were: $59 million of benefit from the mitigation of collateral exposure from agreements with certain customers as discussed in Note 8 to the condensed consolidated financial statements; $25 million of net benefit due to refinements in the methodology for measuring collateral values as discussed in Note 8 to the condensed consolidated financial statements; $8 million of net benefit due to reduced collateral exposure associated with Hawaiian receivables, partially offset by a Hawaiian restructuring charge; $5 million of net benefit due to lower portfolio collateral exposure; and a $42 million increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment. The Other segment recorded an $82 million charge to earnings during the nine months ended September 30, 2004, compared to $61 million during the same period in 2003. The increase in the valuation allowance during the nine months ended September 30, 2004 was due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves, which was primarily related to the determination that receivables from ATA were subject to a specific impairment.

Additionally, during the nine months ended September 30, 2004, BCC recorded pre-tax non-cash asset impairment-related charges totaling $74 million. This was comprised of $27 million related to aircraft and equipment under operating lease and held for sale or re-lease and $47 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the same period of 2003, BCC recognized charges of $104 million, of which $21 million was due to the write-off of forward-starting interest rate swaps related to Hawaiian. Additionally, the Other segment recognized charges of $13 million and $5 million during the nine months ended September 30, 2004 and 2003, respectively, which consisted of a charge of $11 million related to the decline in lease rates on certain aircraft and a charge of $2 million related to aircraft and equipment under operating lease and held for sale or re-lease. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

OTHER

Other segment losses were $373 million for the nine months ended September 30, 2004 as compared to losses of $230 million for the nine months ended September 30, 2003. Increase in other segment losses during the nine months ended September 30, 2004 when compared to the same period in 2003 were attributable to an increase in customer financing charges of $82 million and increased costs at Connexion by BoeingSM related to the preparation for the launch of commercial services of $24 million which started in May 2004 and other increases in costs that will be billed to the business units and reversed in subsequent periods. On April 1, 2004, ATM was absorbed into Phantom Works advanced research and development division, which is included within the Boeing Technology organization.

As of September 30, 2004, we have investments of approximately $1.9 billion. On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations. See Note 10 to the condensed consolidated financial statements for further discussion.

Other segment losses were $145 million for the three months ended September 30, 2004 as compared to $48 million for the three months ended September 30, 2003. Increase in other segment losses during the three months ended September 30, 2004 when compared to the same period in 2003 were primarily due to the factors above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2003.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

Our principal executive officer and our principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 13, 2004, the Securities and Exchange Commission (the “SEC”) requested information from us in connection with an inquiry concerning accounting issues involving pension and other post-retirement benefits at several companies. We are cooperating with the SEC’s inquiry. Although an SEC spokesman has publicly stated that the agency has no evidence of wrongdoing, we cannot predict what actions, if any, the SEC might take with respect to this matter and whether those actions could or would have a material adverse effect on our financial position.

See Note 18 to the condensed consolidated financial statements, for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that Lockheed Martin Corporation (“Lockheed”) filed a lawsuit in the United States District Court for the Middle District of Florida against us and three individual former employees alleging wrongdoing relating to the possession of Lockheed’s information during the Evolved Expendable Launch Vehicle (“EELV”) Program source selection in 1998. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants. Lockheed’s current complaint, which includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. In August 2004, we filed counter-claims against Lockheed seeking compensatory and punitive damages. The counter-claims allege, inter alia, that Lockheed made false statements to the U.S government regarding the reasons for the initial allocation of the majority of launches to us in the EELV procurement. Our counter-claims further allege that these false statements resulted in the claimed damages. It is not possible at this time to determine whether an adverse outcome would or could have a material adverse effect on our financial position.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that we are a defendant in seven employment discrimination matters filed during the period of June 1998 through February 2002, in which class certification was sought or had been granted. In our Quarterly Report on Form 10-Q for the period ended March 31, 2004, we reported that we were named as a defendant in an eighth employment discrimination matter in state court in California. These eight lawsuits, which seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages, are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for us following trial. One case in Seattle alleging discrimination based on gender has been settled. Three cases—one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination—have resulted in denials of class certification. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, but we will seek to overturn that decision. One case in Seattle, alleging race discrimination, will have class certification determined in the fourth quarter of 2004. We intend to continue our aggressive defense of these cases. It is not possible to determine whether the pending employment discrimination matters could or would have a material adverse effect on our financial position.

In our Annual Report on Form 10-K for the period ended December 31, 2003, we reported that the U.S. Attorney in Alexandria, Virginia, and the Department of Defense Inspector General were investigating the proposed 767 Tanker program and the dismissal of our former Executive Vice President and Chief Financial Officer and our former Vice President and Deputy General Manager of Missile Defense Systems, who was a former U.S Governmental official. We also reported that the SEC commenced an inquiry into the dismissals of the two employees. In our Quarterly Report on Form 10-Q for the period ended March 31, 2004, we noted that the former official pled guilty to one count of criminal conspiracy for negotiating employment while being employed as a U.S. Government official. On October 1, 2004, the former official was sentenced to nine months imprisonment and three years probation. At her sentencing, the former official and the government asserted that the official gave us favorable treatment on the 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that these actions were influenced by employment negotiations and relationships with us. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions could or would have a material adverse effect on our financial position or operations.

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross-complaint with the court on September 16, 2004, alleging breach of contract and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2 billion. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases we made during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
07/01/04 thru 07/31/04	1,201,856	$49.59	1,201,856	38,687,844
08/01/04 thru 08/31/04	3,064	$50.78	0	38,687,844
09/01/04 thru 09/30/04	1,013,700	$53.60	1,013,700	37,674,144
TOTAL	2,218,620	$51.42	2,215,556	37,674,144

(1)	We repurchased an aggregate of 2,215,556 shares of our common stock in the open market pursuant to our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 3,064 shares of our common stock in stock swap transactions outside of the Program.

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On July 28, 2004, we furnished under Item 12 a press release for the second quarter results and updated outlook.

On October 21, 2004, we furnished under Item 8.01 a press release announcing that we had received a request for information from the Securities and Exchange Commission in connection with an inquiry related to accounting for pension and other post-retirement benefit plans.

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The condensed consolidated statement of financial position as of September 30, 2004, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, have been reviewed by the registrant’s independent registered public accounting firm, Deloitte & Touche LLP, whose report covering their review of the financial statements follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 25, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 27, 2004	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance & Corporate Controller (Chief Accounting Officer)