Form 10-K
period 2004-12-31
BOEING CO
filed 2005-02-28
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, there were 800,620,755 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $40.9 billion.

The number of shares of the registrant’s common stock outstanding as of January 31, 2005 was 832,425,176.

(This number includes 39 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

Part I and Part II incorporate information by reference to certain portions of the Company’s 2004 Annual Report to Shareholders. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2004

PART 1

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “we”, “us”, “our”), is one of the world’s major aerospace firms. We are organized based on the products and services we offer. We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems and Launch and Orbital Systems (L&OS), collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). We also established an Other segment classification which principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Effective April 1, 2004, Air Traffic Management, a business unit developing new approaches to a global solution to address air traffic management issues, was absorbed into Phantom Works research division which is included within Boeing Technology.

Revenues, earnings from operations and other financial data of our business segments for the three years ended December 31, 2004, are set forth on pages 118-123 of this report.

Commercial Airplanes Segment

The Commercial Airplanes segment is involved in developing, producing and marketing commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717 and 737 Next-Generation narrow-body models and the 747, 767 and 777 and 787 wide-body models. Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Final delivery of the 757 aircraft is scheduled to occur in the first half of 2005. On January 12, 2005 we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane.

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

The commercial jet aircraft market and the airline industry remain extremely competitive. We expect the existing long-term downward trend in passenger revenue yields worldwide (measured in real terms) to continue into the foreseeable future. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share. These airlines have increased the downward pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

World-wide air travel experienced a strong rebound in 2004. This rebound is notable in that it represents a recovery from the levels of 2003 which were depressed by the SARS outbreak in Asia, and represents a traffic level that exceeds the previous record which was set in 2000. It has taken the industry 4 years to exceed that level, indicating the difficulties faced by the world’s airlines as they have dealt with the effects of recession, terrorism, and disease. This traffic volume has been driven by strong world-wide economic growth which stimulates demand, and declining real airline yields which makes air travel more affordable to more people.

We continually evaluate opportunities to improve current models, and assess the marketplace to ensure that our family of commercial jet aircraft is well positioned to meet future requirements of the airline industry. The fundamental strategy is to maintain a broad product line that is responsive to changing market conditions by maximizing commonality among our family of commercial aircraft. Additionally, we are determined to continue to lead the industry in customer satisfaction by offering products with the highest standards of quality, safety, technical excellence, economic performance and in-service support.

The major focus of commercial aircraft development activities over the past three years has been the the 747-400ER, the 747-400ERF, the 747-400SF, the 777-200LR, the 777-300ER, and the 787. Certification and first delivery of the 747-400ER and 747-400ERF occurred during the fourth quarter of 2002. Certification and first delivery of the 777-300ER occurred during the first half of 2004. Certification and first delivery of the 777-200LR is scheduled for the first quarter of 2006. Certification and first delivery of the 787 is scheduled for the first half of 2008.

We are currently focusing our new airplane product development efforts on the 787 program, which with the three planned versions will seat 223 to 296 passengers in multiple class configurations. In early 2004, we received the initial launch order for the 787 and Board of Directors (BoD) approval to proceed with full development and production. We project a continued increase in our research and development spending in 2005, primarily driven by spending on the 787 while we also continue to develop derivatives and features for our other programs primarily the 737, 747-400 Special Freighter modification and 777 programs. Commercial Airplanes’ development work to support the Multi-Mission Maritime Aircraft (737) contract with the US Navy is being deferred as part of the contract costs, not as research and development. We have selected Everett, Washington as the final assembly location for the 787 aircraft.

Integrated Defense Systems Segments

IDS is involved in the research, development, production, modification and support of the following products and related systems: military aircraft, including fighter, transport and attack aircraft; helicopters; missiles; space systems; missile defense systems; satellites and satellite launching vehicles; rocket engines; and communication, information and battle management systems.

The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems), homeland security (Network Systems), civil space transportation and exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, IDS’s primary customers are the U.S. Department of Defense (DoD) for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the space transportation and exploration market, and the U.S. Government and commercial satellite service providers for the launch and satellite market.

The major trends that shape the current environment of IDS include significant but relatively flat U.S. Government defense and space budgets; rapid expansion of information and communication technologies; and the need for low cost, assured access to space.

The 2005 DoD authorization was approved in the fourth quarter of 2004 at a total level of $400 billion (excluding supplementals). Although under pressure, the DoD budget remains strong and focused on transformation. With this continued pressure on the budget the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. This will provide opportunities for IDS products in the future.

We are continuing to invest in business opportunities where we can use our customer knowledge, technical strength and large-scale systems integration capabilities to shape the market. Current major developmental programs include the F/A-22 Raptor, V-22 Osprey tiltrotor aircraft, C-130 Avionics Modernization Program (AMP), the Unmanned Combat Air Vehicle (UCAV), and Future Combat Systems (FCS). Both the V-22 and F/A-22 programs have transitioned to low-rate initial production but also continue developmental activities. Current products in the tactical missiles market include the Harpoon Block II, SLAM-ER, CALCM and the Joint Direct Attack Munition (JDAM). Future programs include the Small Diameter Bomb. We are aggressively pursuing opportunities that utilize high-speed technology for the next-generation missile.

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

The Network Systems research and development funding remains focused on the development of Communications and Command & Control capabilities that support a network-centric architecture approach for our various government customers. In the communications market, we are investing to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Investments were also made to support various Intelligence, Surveillance, and Reconnaissance business opportunities including Multi Mission Maritime Aircraft, Airborne Early Warning and Control aircraft, and concepts that will lead to the development of next-generation space intelligence systems. A major contributor to our support of DoD transformation programs is the investment in the Boeing Integration Center (BIC) and the extended network of modeling, simulation and analysis capabilities where our network-centric operations concepts are developed in partnership with its customers. Along with increased funding to support these areas of architecture and network-centric capabilities development, we also maintained our investment levels in Global Missile Defense and advanced missile defense concepts and technologies. In 2004 we continued investment to pursue the Homeland Security market, with emphasis on funding to develop and tailor the network-centric capabilities already being applied to many DoD opportunities in this emerging market.

On January 14, 2004, President Bush announced an ambitious new vision for the U.S. space exploration program within NASA. The plan called for a commitment to a long-term human and robotic program to explore the solar system starting with a return to the moon that will ultimately enable future exploration of Mars and other destinations. To achieve this plan, three top-level goals were established. The first was for the U.S. to complete its work on the International Space Station by 2010. To accomplish this goal, NASA will return the Space Shuttle to flight. The second, was to develop a new manned exploration vehicle to explore beyond our orbit to other worlds. This work on a Crew Exploration Vehicle was begun in 2004. The final goal is to return to the moon as early as 2015, and use it as a stepping stone for more ambitious missions.

Within the L&OS segment, we continued to invest in the new Delta IV heavy lift demonstration expendable launch vehicle, which successfully completed its inaugural launch and met the major test objectives established by our customer. This product provides us greater access to a portion of the launch market that was previously unavailable with the Delta II rocket alone.

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

The Sea Launch venture, in which we are a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. For the year ended December 31, 2004, the venture conducted three launches. The venture also conducted three launches in 2003. Our investment in this venture as of December 31, 2004, reflects the recognition of Boeing’s share of losses reported by Sea Launch in prior years. The venture incurred losses in 2004, 2003 and 2002, due to the relatively low volume of launches, reflecting a depressed commercial satellite market.

Boeing Capital Corporation Segment

BCC’s strategic direction has shifted from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall portfolio risk exposures. For the commercial aircraft market, BCC facilitates, arranges, structures and/or provides selective financing solutions to our Commercial Airplanes segment customers. For the defense and space markets, BCC primarily engages in arranging and structuring financing solutions for our IDS segment government customers. In addition, BCC continues to enhance its risk management activities to manage exposures associated with its current portfolio and future business opportunities. BCC’s portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its former Commercial Financial Services business, which was completed by December 31, 2004. As a result, the Commercial Financial Services business is reflected as discontinued operations for all periods.

Other Business Information

Our backlog of firm contractual orders (in billions) at December 31 is as follows:

	2004	2003	2002
Commercial Airplanes	$70.4	$63.9	$68.2
Integrated Defense Systems:
Aircraft and Weapon Systems	18.3	19.4	15.9
Network Systems	10.2	11.7	6.7
Support Systems	6.5	5.9	5.3
Launch and Orbital Systems	4.2	3.9	8.1
Total Integrated Defense Systems	39.2	40.9	36.0
	$109.6	$104.8	$104.2

Purchase options and announced orders for which definitive contracts have not been executed are not included in contractual backlog. Additionally, U.S. Government and foreign military firm backlog is limited to amounts obligated to contracts. Unobligated contract funding not included in backlog at December 31, 2004, 2003, and 2002, totaled $47.9 billion, $50.6 billion, and $34.7 billion, respectively.

In evaluating our contractual backlog for commercial customers, certain risk factors should be considered. Approximately 44% of the commercial aircraft backlog units are scheduled for delivery beyond 2006. Changes in the economic environment and the financial condition of airlines sometimes result in customer requests for rescheduling or cancellation of contractual orders.

Intellectual Property

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

International Sales

Approximately 17% and 18% of combined accounts receivable and customer financing consisted of amounts due from customers outside the United States as of December 31, 2004 and 2003, respectively. Substantially all of these amounts are payable in U.S. dollars, and, in management’s opinion, related risks are adequately covered by allowance for losses. We have not experienced materially adverse financial consequences as a result of sales and financing activities outside the United States.

Research and Development

Our total research and development expense amounted to $1.9 billion, $1.7 billion, and $1.6 billion in 2004, 2003, and 2002, respectively.

Employees

Our workforce level at December 31, 2004 was 159,000, including approximately 1,600 in Canada and 3,300 in Australia.

As of December 31, 2004, our principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 17% of our employees (current agreements expiring in September and October 2005, and May 2007); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 14% of our employees (current agreements expiring in December 2005 and February 2008); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of our employees (current agreements expiring in September 2005, May and October 2007).

We incurred employment reductions resulting from the decrease in commercial aircraft demand, which directly related to the attacks of September 11, 2001.

Competition

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

IDS faces strong competition in all market segments, primarily from Lockheed Martin, Northrop Grumman, and Raytheon. Foreign companies such as BAE Systems and EADS continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

The acquisition and merger related consolidations among U.S. aerospace companies resulted in three principal prime contractors for the DoD and NASA, including our company. As a result of the extensive consolidation in the defense and space industry, we along with our major competitors are also partners or major suppliers to each other on various programs.

BCC primarily competes with the customer financing activities of other aerospace and defense companies offering in-house customer financing.

Regulatory Matters

U.S. Government Contracts. Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and Homeland Security. Similar government authorities exist in our international markets.

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

Commercial Aircraft. In the United States, our commercial aircraft products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness, and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Joint Aviation Authorities.

Environmental. Our operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters and believe that our operations are in substantial compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. These costs are not significant relative to total operating costs or cash flows, and often are allowable costs under our contracts with the U.S. government. These costs have not been material in the past. Based on information currently available to us and current U.S. government policies relating to allowable costs, we do not expect continued compliance to have a material impact on our results of operations, financial condition or cash flows.

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to the impact of environmental controls, see Note 23 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

International. Our international sales are subject to U.S. and foreign governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales and also subject to varying currency, political and economic risks.

Raw Materials and Suppliers

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

Other Information

Boeing was originally incorporated in the State of Washington in 1916 and reincorporated in Delaware in 1934. Our principal executive offices are located at 100 N. Riverside, Chicago, Illinois 60606 and our telephone number is (312) 544-2000.

General information about us can be found at www.boeing.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC). These reports may also be obtained at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing.

Item 2. Properties

The locations and covered areas of our principal occupied operating properties on January 1, 2005, are indicated in the following table:

Floor Area

(Thousands of square feet)

	Company- Owned	Leased *
United States
Alaska		2
Albuquerque, NM		98
Arizona	1,872	154
Arkansas	106
Bangor, ME		10
Boston, MA		6
Central Florida	209	197
Central Georgia	217	105
Cheyenne, WY		4
Eastern Washington	253
Florida Panhandle		220
Greater Atlanta, GA	56	137
Greater Denver, CO	235	196
Greater Los Angeles, CA	13,915	3,280
Greater Norfolk, VA		12
Greater Portland, OR	1,119	11
Greater Salt Lake City, UT	232	71
Greater San Diego, CA		88
Greater San Francisco, CA		94
Greater Seattle, WA	35,837	1,632
Greater St Louis, MO	7,373	1,133
Greater Washington, DC		932
Illinois		280
Las Vegas, NV		2
Louisville, KY		15
Maryland		87
Maui, HI		28
Minot, ND		5
Montana	147	9
New York City, NY		19
North Carolina		3
Northeastern Florida		485
Northern Alabama	2,267	364
Oak Ridge, TN	441
Ohio		716
Oklahoma	165	1,701
Olympia, WA		2
Omaha, NE		5
Pennsylvania	3,420	13
Shrewsbury, NJ		2
Southeastern Colorado	240	337
Southern Alabama		3
Southern Florida	134
Stennis, MS		94
Texas	584	2,290
Wichita, Kansas	12,217	343
Wilmington, DE		106
Abu Dhabi		3
Australia	831	704

Floor Area

(Thousands of square feet)

	Company- Owned	Leased *
China	26	1
Eastern Russia		1
Finland		2
Germany		191
Israel		3
Manitoba	520	96
Malaysia		3
Nova Scotia		4
Ontario	579	3
Saudi Arabia		7
Singapore		4
Spain		10
Switzerland		1
Taiwan		2
United Kingdom	87	49
Other Foreign		155

*	Commercial Leases from Government Landlord: 504 square feet (Included)
*	Rent-free space furnished by Government Landlord: 2,652 square feet (Excluded)

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

We believe that our principal properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

Currently we are defendant in suits filed by Lockheed Martin Corporation, ICO Global Communications, Ltd. and several of our employees. In addition, we are under investigation by various governmental authorities. For a discussion of these proceedings and investigations, see Note 23 to our consolidated financial statements, which is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information required by this item will be included in the 2005 Proxy Statement, and the information is incorporated by reference herein.

The principal market for our common stock is the New York Stock Exchange. Our common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo Exchanges as well as various regional stock exchanges in the United States. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 129 and Item 12 on page 139.

The number of holders of common stock as of February 23, 2005, was approximately 199,036.

The following table provides information about purchases we made during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/04 thru 10/31/04	117,500	$51.47	117,500	37,556,644
11/01/04 thru 11/30/04	3,443,794	$52.92	3,438,000	34,118,644
12/01/04 thru 12/31/04	4,568,626	$53.63	4,562,000	29,556,644
TOTAL	8,129,920	$53.30	8,117,500	29,556,644

(1)

We repurchased an aggregate of 8,117,500 shares of our common stock in the open market pursuant to the resumption of our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 12,420 shares of our common stock in stock swap transactions outside of the Program.

(2)

Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions except per share data)	2004	2003	2002	2001	2000
Operations
Sales and other operating revenues
Commercial Airplanes	$21,037	$22,408	$28,387	$35,056	$31,171
Integrated Defense Systems:(a)
Aircraft and Weapon Systems	11,394	10,766	10,569	9,575	9,295
Network Systems	11,432	9,384	8,113	5,972	2,679
Support Systems	4,670	4,219	3,484	2,931	4,710
Launch and Orbital Systems	2,969	2,992	2,791	4,337	3,279
Total Integrated Defense Systems	30,465	27,361	24,957	22,815	19,963
Boeing Capital Corporation (b), (e)	959	991	764	587	343
Other (c)	549	871	536	413	486
Accounting differences/eliminations	(553)	(1,375)	(813)	(901)	(844)
Total	52,457	$50,256	$53,831	$57,970	$51,119
General and administrative expense (e)	3,081	2,744	2,512	2,369	2,318
Research and development expense	1,879	1,651	1,639	1,936	1,441
Other income/(expense), net	288	460	37	304	386
Net earnings from continuing operations (e)	$1,820	$685	$2,296	$2,822	$2,065
Cumulative effect of accounting change, net of tax			(1,827)	1
Income from discontinued operations, net of tax	10	33	23	4	63
Net gain on disposal of discontinued operations, net of tax	42
Net earnings	$1,872	$718	$492	$2,827	$2,128
Basic earnings per share from continuing operations	2.27	0.86	2.87	3.46	2.40
Diluted earnings per share from continuing operations	2.24	0.85	2.84	3.40	2.37
Cash dividends declared	$714	$573	$570	$577	$525
Per share	0.85	0.68	0.68	0.68	0.59
Additions to plant and equipment, net	978	741	954	1,141	915
Depreciation of plant and equipment	1,028	1,005	1,094	1,140	1,159
Employee salaries and wages	12,700	12,067	12,566	11,921	11,813
Year-end workforce	159,000	157,000	166,000	188,000	198,000
Financial position at December 31
Total assets	$53,963	$52,986	$52,342	$48,978	$43,504
Working capital	(5,735)	892	(2,955)	(3,721)	(2,383)
Property, plant and equipment, net	8,443	8,597	8,765	8,459	8,794
Cash	3,204	4,633	2,333	633	1,010
Short-term investments	319
Total debt	12,200	14,443	14,403	12,265	8,799
Customer financing assets	11,001	10,914	9,878	8,033	5,073
Shareholders’ equity	11,286	8,139	7,696	10,825	11,020
Per share	14.23	10.17	9.62	13.57	13.18
Common shares outstanding (in millions) (d)	793.2	800.3	799.7	797.9	836.3
Contractual Backlog
Commercial Airplanes	$70,449	$63,929	$68,159	$75,850	$89,780
Integrated Defense Systems:
Aircraft and Weapon Systems	18,256	19,352	15,862	14,767	14,960
Network Systems	10,190	11,715	6,700	4,749	5,411
Support Systems	6,505	5,882	5,286	2,963	2,153
Launch and Orbital Systems	4,200	3,934	8,166	8,262	8,296
Total Integrated Defense Systems	39,151	40,883	36,014	30,741	30,820
Total	$109,600	$104,812	$104,173	$106,591	$120,600

Cash dividends have been paid on common stock every year since 1942.

(a)

Our Integrated Defense Systems businesses were reorganized into four segments in 2003: the Aircraft and Weapon Systems, Network Systems, Support Systems and Launch & Orbital Systems. These separate business segments are presented here for 2004 through 2000.

(b)	In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). The years 2000 and 2001 are restated.

(c)	The Other segment classification was established in 2001 and the year 2000 is restated.

(d)	Computation represents actual shares outstanding as of December 31, and excludes treasury shares and the outstanding shares held by the ShareValue Trust.

(e)

During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business. Thus, the Commercial Financial Services business is reflected as discontinued operations. The years 2004 through 2000 are restated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global market leader in design, development, manufacturing, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and the United States’ second-largest defense contractor. While our principal operations are in the United States, we rely extensively on a network of partners, key suppliers and subcontractors located around the globe.

We operate in six principal segments: Commercial Airplanes; Aircraft and Weapon Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS) collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology and Connexion by BoeingSM. Our Commercial Airplanes operations primarily involve development, production and marketing of commercial jet aircraft and providing related support services, mainly to the commercial airline industry worldwide. IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. BCC is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and/or providing selective financing solutions to our customers and managing overall portfolio risk exposures. Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Effective April 1, 2004, Air Traffic Management was absorbed into Phantom Works research division which is included within Boeing Technology. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Our business strategy is centered on running healthy core businesses — Commercial Airplanes and IDS supplemented and supported by BCC. Taken together, these core businesses generate substantial earnings and cash flow to permit us to invest into new products and services and to open new frontiers in aerospace. Our Commercial Airplanes business has been lean and profitable despite severe recent downturn in commercial aviation. We are focused on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. IDS is more than a collection of defense programs that acts as a counterweight to the cyclical commercial airplane business. It is a dynamic business with a strategy to establish ourselves as the leading industry partner to governments in developing an effective defense system against conventional and non-conventional threats. BCC delivers value through supporting our business units and reducing our customer financing exposures. Boeing Technology, our advanced research and development unit, provides new systems, technologies and processes to position us for future growth. Connexion by BoeingSM makes an airplane seem more like the office or home with internet connection at anytime and anywhere.

Risk Factors

We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling without significant penalties to our customers. Changes in the economic environment and the financial condition of the airline industry or continuing availability of the U.S. congressional appropriations could result in customer requests for rescheduling or cancellation of contractual orders.

We depend on a limited number of customers, including the U.S. Government and major commercial airlines. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer has ended. The loss of a U.S. Government major program or any of the major commercial airlines as customers could significantly reduce our revenues. Several of our commercial airline customers have filed for bankruptcy protection.

We are highly dependent on the availability of essential materials and parts and subassemblies from our suppliers. The most important raw materials required for our aerospace products include aluminum and titanium (sheet, plate, forgings and extrusions). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We are dependent upon the ability of our large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

Sales outside the U.S. (principally export sales from domestic operations) by geographic area are included on page 118. Approximately 2% of total sales were derived from non-U.S. operations for each year ended December 31, 2004 and 2003 and 1% for the year ended December 31, 2002. Approximately 47% of our contractual backlog at December 31, 2004, was with non-U.S. customers compared to 41% at December 31, 2003 and 40% at December 31, 2002. Sales outside the United States are influenced by U.S. Government foreign policy, international relationships, and trade policies of governments worldwide. Relative profitability is not significantly different from that experienced in the domestic market.

Consolidated Results of Operations and Financial Condition

Consolidated Results of Operations

The aerospace and defense industry experienced a strong year in 2004. Commercial jetliner deliveries stabilized after two years of steep declines. The U.S. Government continued to increase defense spending and proceeded with the military transformation. On the other hand, we continued to face numerous challenges. Competition from Airbus and regional jet makers intensified as they expand airplane model offerings and competitively price their products. Many airlines, particularly domestic carriers, experienced losses in 2004 negatively impacting new orders for jetliners. Our launch business remained on Air Force suspension and we did not conclude a contract for supplying Tankers to the U.S. Air Force (USAF).

Management responded to the challenges by relentlessly focusing on execution of our business strategy and introducing new products and services. During 2004, we successfully launched the 787 with unprecedented customer interest and the 747 Special Freighter and began offering the 777 Freighter. Commercial Airplanes delivered 285 planes as compared to 281 in 2003 and captured 272 net orders, up 14% from 2003. IDS posted a record year in 2004 by delivering double-digit revenue growth and excellent profitability. BCC more than doubled its pre-tax income while Connexion by BoeingSM launched its first commercial services in 2004.

The following table summarizes our key indicators of consolidated results of operations for the past three years.

(Dollars in millions)	2004	2003	2002
Revenues	$52,457	$50,256	$53,831
Operating Earnings	$2,007	$398	$3,426
Operating Margins	3.8%	0.8%	6.4%
Net Earnings	$1,872	$718	$492
Research and Development	$1,879	$1,651	$1,639
Effective Income Tax Rate	7.1%	(37.0)%	26.9%
Contractual Backlog	$109,600	$104,812	$104,173

Revenues

The increase in 2004 consolidated revenues was driven by strong growth at IDS as its defense and intelligence businesses continued to perform in the healthy markets. IDS revenues grew on increased aircraft deliveries; increased activity in Future Combat Systems (FCS), missile defense, intelligence, airborne command and control programs; and significant increases in supply chain services, life-cycle customer support, and training system and services. Despite increased new aircraft deliveries, Commercial Airplanes revenues declined in 2004. The decline is primarily due to the delivery mix as more single-aisle aircraft and fewer twin-aisle aircraft were delivered in 2004. BCC revenues were down slightly in 2004 due to lower new business volume. (For additional discussion of Commercial Airplanes, IDS and BCC revenues, see pages 29,41 and 50.)

Lower consolidated revenues in 2003 compared to 2002 were primarily due to reduced deliveries of our commercial airplanes. The reduced deliveries were the result of the airline industry’s reduced need for additional new aircraft and increased market share of Airbus. The 2003 overall decrease in Commercial Airplane revenues was partially offset by strong performance by IDS and BCC. IDS posted revenue growth across all segments driven by increased deliveries of Joint Direct Attack Munitions (JDAM); increased volume in homeland security, spares and maintenance, and proprietary programs; and the start up of FCS.

Operating Earnings

Our 2004 operating earnings increased sharply primarily due to the solid performance by IDS. IDS earnings were driven by increased revenue base and improved profitability across all segments. (For detailed discussion of IDS operating earnings please refer to IDS Results of Operation and Financial Condition beginning on page 41.) Commercial Airplanes operating earnings increased slightly as margin improvements and improved period cost performance were partially offset by the negative impact of the change in the model mix and increased research and development costs associated with the 787 program. (See page 30 for additional discussion of Commercial Airplanes operating earnings.) Included in 2004 results is a charge of $555 million related to the USAF 767 tanker program and expenses incurred to end production of the 717 aircraft. $475 million of the charge was recorded by our Commercial Airplanes segment, while $80 million was recorded by IDS (see pages 31 and 38 for additional discussion of the charge). Other significant factors contributing to the 2004 operating earnings compared to 2003 include higher share-based plans expenses, increase in BCC operating earnings, and higher pension expense. The increase in the share-based plans expense in 2004 was attributable to vested and undistributed performance shares. (See Note 17.) For information on BCC operating earnings please refer to page 51. Pension expense is discussed on page 15.

Lower operating earnings in 2003 compared to 2002 reflect lower planned commercial airplane deliveries, charges related to the decision to end production of the 757 program, goodwill impairment charges, charges related to the satellite and launch businesses, lower pension income, and an increase in other expenses, as described below. We delivered 100 fewer commercial airplanes in 2003 compared to 2002, and recognized a $184 million charge associated with the decision to end production of the 757 program. We also recognized $913 million in goodwill charges as a result of a goodwill impairment analysis triggered by the reorganization of our Military Aircraft and Missile Systems and Space and Communications segments into IDS; $572 million recorded at IDS and $341 million recorded at the Commercial Airplanes segment. 2003 operating earnings were negatively impacted by a $1,030 million charge related to the satellite and launch businesses (see page 46 for details of the charge). We experienced lower pension income due to declining interest rates and negative pension asset returns in 2001 and 2002, the impact of which is amortized into earnings in future periods. We also incurred higher estimated environmental cleanup costs, increased workers’ compensation claims, and increased legal expense. These factors were partially offset by continued

growth and strong operating performance in our portfolio of defense businesses and by continued improvements in operating efficiencies at Commercial Airplanes.

We incurred net periodic pension benefit cost of $451 million in 2004 compared to net periodic pension benefit income of $67 million in 2003, and $404 million in 2002. Not all net periodic pension benefit income or cost is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. Accordingly, the operating earnings for 2004 included $335 million of pension expense while operating earnings for 2003 and 2002 included $147 million and $526 million of pension income, respectively.

The increase in the pension expense was primarily due to higher amortizations of actuarial losses experienced in the last few years. The actuarial losses were created by a combination of decreasing discount rates, which increased the projected benefit obligation, and negative investment earnings in 2001 and 2002, which reduced the market related value of assets. Our pension plan investment returns of 13 percent for the plan year ended September 30, 2004, and 17 percent for the plan year ended September 30, 2003, reflected strong market and plan asset performance. However, over the past five years, the plan returns were lower than expected. Because we expect low interest rates to persist, we anticipate our pension investment returns over the long term to decrease, as reflected in reduction of the expected long-term asset return rate from 9.00 percent in 2003 to 8.75 percent in 2004 and to 8.50 percent in 2005. We also lowered the discount rate from 6.00 percent to 5.75 percent as of September 30, 2004.

Net Earnings

Our net earnings increased in 2004 due to higher operating earnings partially offset by lower other income and higher income taxes. Additionally, included in 2004 earnings is a $42 million net gain on BCC’s disposal of a substantial portion of its Commercial Financial Services business. The increase in 2003 net earnings over 2002 reflects the federal tax settlement mentioned below, partially offset by lower operating earnings.

Other income primarily consists of interest income. Other income in 2004 includes $219 million; of this amount $154 million related to interest income associated with a settlement of federal income tax audits relating to tax years 1983 through 1987 and $65 million related to interest associated with a subsequent settlement for the 1986 through 1997 years. Other income in 2003 increased over 2002 mainly due to the receipt of $397 million of interest income associated with a $1.1 billion partial settlement of federal income tax audits relating to tax years 1992 through 1997. There was no similar interest income in 2002. Also, contributing to lower income in 2002 was $46 million of losses on long-term equity investments.

Research and Development

Research and development expenditures involve experimentation, design, development and related test activities for defense systems, new and derivative commercial jet aircraft, advance space and other company-sponsored product development. These expenditures are either charged directly against earnings or are included in amounts allocable as reimbursable overhead costs on U.S. Government contracts. In addition, Boeing Technology, our advanced research and development organization, focuses on improving our competitive position by investing in certain technologies and processes that apply to multiple business units. Technology investments currently being pursued within Boeing Technology include network-centric operations, affordable structures and manufacturing technology, lean and efficient design processes and tools, lean support and service initiatives, advanced platform systems and safe and clean products.

Research and development expenses were up in 2004 due to increased spending on the 787 program. The expenses are presented net of payments in accordance with sharing arrangements with some suppliers as described on page 34. Research and development expense increased in 2003, principally reflecting IDS’s continued focus on the 767 Global Tanker Transport Aircraft (GTTA) program development as well as the development of communication system architectures in order to support various business opportunities including Future Combat Systems, Joint Tactical Radio System, FAB-T and Global Missile. In 2003, research and development expenses decreased at Commercial Airplanes due to reduced spending on the development of the 747-400ER. Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 33-34 and 43-47.

Income Taxes

The 2004 effective income tax rate of 7.1% differed from the federal statutory tax rate of 35%, due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, tax benefits from a settlement with the Internal Revenue Service (IRS) of the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments.

The effective income tax rates of (37.0)% for 2003 and 26.9% for 2002 also vary from the federal statutory tax rate due to FSC and ETI benefits, tax credits, state income taxes, and in 2003, favorable resolution of IRS audit issues and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

IRS Audit Overview IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation.

During 2004 we received $896 million relating to federal income tax refunds for which estimated accruals had primarily been recorded in prior periods. Of this amount, $681 million related to the 2003 federal tax return. $104 million related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, $69 million related to a settlement of the 1983 through 1987 tax years, and $1 million related to the 1985 tax year. The balance of $41 million relates to a partial settlement of the 1986 through 1997 Boeing Company audit and was recorded in the year ended December 31, 2004. In addition, $217 million of interest income associated with the tax refunds was received and recorded in the Consolidated Statements of Operation. Of the $217 million of interest income received, $40 million was recorded in 2003 and the balance was recorded during 2004. In addition to the cash received above, we are awaiting the receipt of an additional $124 million of federal net income tax refund and $42 million of interest for the settlement of the years 1986 through 1997 which have already been accrued during the year ended December 31, 2004.

Legislative Update On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-exisitng binding contracts) of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. The European Union (EU) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations.

On December 21, 2004, the Financial Accounting Standards Board Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. As regulations are still pending, we have been unable to quantify this impact.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of December 31, 2004, we have not decided on whether and to what extent we might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Based on our analysis of the Act, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate some amount of earnings between $0 to $350 million with the respective tax liability ranging from $0 to $26 million. We expect to be in a position to finalize our assessment by June 30, 2005.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog from 2003 to 2004 primarily relates to new orders for the

787. The increase was partially offset by sales on multi-year contracts that were awarded in prior periods, particulary the C-17 and F/A-18 programs in A&WS, and strong sales on the Ground-Based Midcourse Defense (GMD) program and proprietary programs in Network Systems.

The increase in contractual backlog from 2002 to 2003 related to increases in contractual backlog for A&WS and Network Systems, offset by decreases for Commercial Airplanes. A&WS obtained orders for the Apache helicopters from Greece and Kuwait, the F/A-18 E/F Multi Year II contract and the initial funding for the EA-18G from the U.S. Navy while Network Systems obtained orders for the GMD program and Turkey 737 Airborne Early Warning and Control (AEW&C) programs coupled with the initial funding of the FCS program. Commercial Airplanes’ decrease in contractual backlog reflects the impact that the economic downturn has had on the airline industry.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been appropriated. The decrease in unobligated backlog in 2004 is mainly due to strong sales throughout the IDS segments but was partially offset by contract awards for the Multi-Mission Maritime Aircraft (MMA) and FCS program extension and an order from DIRECTV for 3 satellites.

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

Cash Flow Summary

(Dollars in millions) Year ended December 31,	2004	2003	2002
Net earnings	$1,872	$718	$492
Non-cash items	3,070	3,137	4,357
Changes in working capital	(1,484)	(1,146)	(2,513)
Net cash provided by operating activities	3,458	2,709	2,336
Net cash provided (used) by investing activities	(1,369)	112	(1,382)
Net cash provided (used) by financing activities	(3,518)	(521)	746
Net increase (decrease) in cash and cash equivalents	(1,429)	2,300	1,700
Cash and cash equivalents at beginning of year	4,633	2,333	633
Cash and cash equivalents at end of year	$3,204	$4,633	$2,333

Non-cash items Non-cash items in earnings primarily include depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense/income. Non-cash items and corresponding amounts are listed in our Consolidated Statements of Cash Flows.

Working capital During 2004, our investment in working capital increased. This increase is primarily due to $4.4 billion of discretionary and non-discretionary pension contributions made in 2004 (see discussion following on pensions). Other items primarily contributing to the net increase in investment in working capital include:

•	an increase in accounts payable, due to normal business operating cycle, principally in our Other operating segment,

•	a change in income taxes payable related to the tax refunds recorded and tax expense related to current earnings,

•	cash used by customer financing additions of $1,380 million, offset by customer financing collections of $959 million due to normal customer financing activities,

•	an increase in advances in excess of related costs due to the recovery of the commercial airplane market,

•	an increase in cash received from inventories due to lean initiatives.

During the third quarter of 2004, we received a federal income tax refund of $681 million cash which resulted from net operating and capital loss carry-backs related to large pension contributions in 2003 and first quarter of 2004.

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions occur as the result of customer related financing activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activites in our Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand alone financial statements. We changed the classification of the cash flow effects of customer financing transactions based on concerns raised by the SEC staff. The amounts for prior periods have been reclassified to be consistent with current year presentation. (See Note 26). For the years ended December 31, 2004, 2003, and 2002, the net impact on operating cash flow was ($421) million, ($1.3) billion, and ($2.0) billion, respectively, for customer financing transactions.

Pensions 2004 operating cash flow included $4.4 billion of cash funding to the pension plans. Almost all of the contributions were voluntary to improve the funded status of our plans. On February 4, 2005, we contributed $450 million to the pension plans. Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are not expected to be material in 2005. However, we are evaluating discretionary contributions of approximately $550 million (pre-tax) later in the year. We expect to contribute approximately $17 million to our other postretirement benefit plans in 2005.

We measure our pension plans using a September 30 year-end for financial accounting purposes. Although in 2004 and 2003, actual investment returns were well in excess of the expected rates of 8.75% and 9.0%, respectively, we reduced our expected long-term rate of return on plan assets by 25 basis points to 8.5% beginning in 2005 because of general market conditions and changes in the pension plan investment portfolio allocation. The expected long-term rate of return on plan assets is based on long-term target asset allocations of 50% equity, 31% fixed income, 6% real estate, and 13% other. Current allocations are within 1 to 10% of each of the long-term targets. Historically low interest rates (a key factor when estimating plan liabilities) which have persisted in 2003 and 2004, caused us to recognize an additional non-cash charge to equity in the fourth quarter of 2003. This charge, which resulted in a $358 million increase to the accrued pension plan liability and a $226 million after-tax decrease to the accumulated other comprehensive income account within shareholders’ equity, was reversed in the fourth quarter of 2004. The reversal, which was due in large part to $4.4 billion in pension contributions made during 2004, resulted in a $3.5 billion decrease to the accrued pension liability and a $2.2 billion after-tax increase to the accumulated other comprehensive income account within shareholders’ equity. The charges in 2003 and reversal in 2004, did not impact earnings or cash flow, and will change in future periods as interest rates, market performance, and plan returns vary from expected assumptions. We use a discount rate that is based on a point-in-time estimate as of each annual September 30 measurement date. Although future changes to the discount rate are unknown, had the discount rate increased or decreased by 25 basis points, pension liabilities in total would have decreased $1.3 billion or increased $1.5 billion, respectively.

Investing activities In 2004, the amount of cash used for investing activities was approximately $1.5 billion greater than in 2003. A portion of our cash used by investing activities in 2004 was offset by cash of $2 billion generated by the sale of a substantial portion of BCC’s Commercial Financial Services business. Also, additions to Property, Plant, and Equipment in 2004 were approximately $250 million more than 2003 to support the growth of the 787 program and growth of IDS.

During 2004, we invested $3.0 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. Short-term investments are debt securities with maturities less than one year and the remaining securities are long term investments (except cash equivalents with maturities less than 90 days). As of December 31, 2004, amounts invested with a fair value of $2.7 billion were classified as available-for-sale Investments on the Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $108 million were classified as Cash and cash equivalents and $173 million were classified as available-for-sale and recorded in Short-term investments. During 2004, realized gains and losses on these investments were not material.

The majority of BCC’s customer financing is funded by debt and cash flow from its own operation. As of December 31, 2004, we had outstanding irrevocable commitments of approximately $6.7 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings. (See Notes 15 and 20.)

Financing activities There were no debt issuances during 2004. In 2003, we received proceeds of $1 billion related to our September 13, 2002 shelf registration.

Debt maturities, which include BCC amounts, were $1.1 billion in 2004, $1.8 billion in 2003, and $1.3 billion in 2002. Additionally, BCC issued debt in the amount of $1.0 billion in 2003 and $2.8 billion in 2002. In 2003 and 2002, BCC’s debt issuances were generally used for growth in the customer financing portfolio.

On July 26, 2004, BCC redeemed $1 billion face value of its outstanding senior notes, which had a carrying value of $999 million. This redemption included the entire principal amount, equal to $500 million face value, of its 7.10% senior debt securities due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC redeemed $500 million face value of its 5.65% senior debt securities due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. BCC recognized a net loss of $42 million related to this early debt redemption. (See Note 15.)

There were 14,708,856 shares repurchased at a price of $752 million in our open market share repurchase program, and 50,657 shares repurchased in a stock swap in 2004 and no shares were repurchased in 2003 or 2002.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A3	A
Short-term:
Boeing/BCC	F-1	P-2	A-1

Capital Resources

We and BCC each have a commercial paper program that continues to serve as a significant potential source of short-term liquidity. As of December 31, 2004, neither we nor BCC had any outstanding commercial paper issuances.

We have substantial borrowing capacity. Currently, $3.4 billion remains available to BCC from shelf registrations filed with the SEC and $3.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks remains available. (See Note 15). We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

On March 23, 2004, we filed a shelf registration with the SEC for $1 billion for the issuance of debt securities and underlying common stock.

In November 2004, we rolled over the 364-day revolving credit facility, reducing it from $2.5 billion to $2.0 billion. Prior to November we had $1.25 billion assigned to BCC and $1.25 billion assigned to us. Currently, there is $1.25 billion assigned to BCC with only $750 million assigned to us. There was no change to the 5-year credit facility of $1.5 billion, of which $750 million remains assigned to BCC, we established in November 2003.

As of December 31, 2004, we are in compliance with the covenants for the 364-day and the 5-year revolving credit facilities.

Disclosures about Contractual Obligations and Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2004, as well as an estimate of the timing in which these obligations are expected to be satisfied.

Contractual obligations

(Dollars in millions)	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Long-term debt	$11,884	$1,250	$3,181	$514	$6,939
Capital lease obligations	316	71	152	32	61
Operating lease obligations	2,284	390	665	364	865
Purchase obligations:
Not recorded on statement of financial position
Production related	44,676	20,981	16,192	6,381	1,122
Pension and other post retirement cash requirements	2,985	537	1,174	1,274
Recorded on statement of financial position	6,953	5,718	319	328	588
Total contractual obligations	$69,098	$28,947	$21,683	$8,893	$9,575

Purchase obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and approximate timing of the transaction. In addition, the agreements are not cancelable without a substantial penalty. Long-term debt, capital leases, and operating leases are shown in the above table regardless of whether they meet the characteristics of purchase obligations. Purchase obligations include both amounts that are and are not recorded on the statements of financial position. Approximately 23% of the purchase obligation amounts disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase obligations – not recorded on the statement of financial position.

Pension and other postretirement benefits Pension funding is an estimate of our minimum funding requirements through 2006 to provide pension benefits for employees based on service provided through 2004 pursuant to the ERISA regulations, although we may make additional discretionary contributions. Obligations relating to other postretirement benefits are based on both our estimated future benefit payments, since the majority of our other postretirement benefits are not funded through a trust, and the estimated contribution to the one plan that is funded through a trust through 2009. Our estimate may change significantly depending on the actual rate of return on plan assets, discount rates, discretionary pension contributions, regulatory rules, and medical trends.

Production related Production related purchase obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises due to the extended production planning horizon for many of our products, including commercial aircraft, military aircraft and other products where delivery to the customer occurs over an extended period of time. A significant portion of these inventory commitments are either supported by firm contracts from customers, or have historically resulted in settlement through either termination payments or contract adjustments should the customer base not materialize to support delivery from the supplier. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.

Industrial participation agreements We have entered into various industrial participation agreements with certain customers in foreign countries to effect economic flow back and/or technology transfer to their businesses or government agencies, as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work, placement of vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology, or other forms of assistance to the foreign country. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our foreign customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2004, we incurred no such penalties. As of December 31, 2004, we have outstanding industrial participation agreements totaling $7.4 billion that extend through 2015. In cases where we satisfy our commitments through the purchase of supplies and the criteria described in “purchase obligations” is met, amounts are included in the table above. To be eligible for such a purchase order commitment from us, the foreign country or customer must have sufficient capability and capacity and must be competitive in cost, quality and schedule.

Purchase obligations recorded on the statement of financial position

Purchase obligations recorded on the statement of financial position primarily include accounts payable and certain other liabilities including accrued compensation and dividends payable.

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

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Trade-in commitments	972	947	$25
Asset-related guarantees	408	296	12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Equipment trust certificates	28
Performance guarantees	64	21	1

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,712	$5,712
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18

*	Amounts included in accounts payable and other liabilities

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft for the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price at a future point in time, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If, in the future, we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Contingent repurchase commitments and trade-in commitments are now included in our guarantees discussion based on our current analysis of the underlying transactions. Based on our historical experience, we believe that very few, if any, of our outstanding contingent repurchase commitments will ultimately become trade-in commitments. During 2004, we recorded no expense and made no net cash payments related to our contingent repurchase commitments.

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

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. As disclosed in the above table, the maximum amounts payable under trade-in commitments were $972 million and $1.3 billion as of December 31, 2004 and 2003. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $116 million and $582 million as of December 31, 2004 and 2003. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $91 million and $517 million as of December 31, 2004 and 2003. Accounts payable and other liabilities included $25 million and $65 million as of December 31, 2004 and 2003, which represents the exposure related to these trade-in commitments.

We have issued various asset-related guarantees, principally to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. No aircraft have been delivered with these types of guarantees in several years. During 2004, we recorded no expense and made no net cash payments related to our asset-related guarantees.

We have previously issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners and have collateral rights to certain assets of the venture.

In addition, we have issued other credit guarantees to facilitate the sale of certain commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Recent financial weakness in certain airlines further exposes us to loss under our credit guarantees. During 2004, we recorded expense of $1 million and made no net cash payments related to our credit guarantees.

We had certain obligations to investors in the trusts as a liquidity provider for Equipment Trust Certificates (ETC) pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United Airlines, Inc. (United). In the event of funding, we are entitled to receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 million to the trust perfecting our collateral position and terminating our liquidity obligation. On August 9, 2004, The Bank of New York, acting as the collateral agent, reimbursed us for this advance with a total payment of $107 million. The payment included the original advanced amount, as well as interest income related to the advance.

Also relating to an ETC investment, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements are reset below a certain level. These obligations would cease if United were to default on our interest payments to the trust. There were no significant payments made by us during 2004.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. We have made no significant payments in relation to these performance guarantees.

Material variable interests in unconsolidated entities Our investments in ETCs, Enhanced Equipment Trust Certificates (EETCs) and Special Purpose Entities (SPEs) are included in the scope of Revised Interpretation No. 46 (FIN 46 (R)), Consolidation of Variable Interest Entities. All entities that were required to be consolidated under FIN 46(R) had been previously consolidated, and therefore, the adoption of FIN 46(R) had no impact on our consolidated financial statements.

From 1999 through 2004, we invested in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investment in ETCs and EETCs do not require consolidation under FIN 46(R). We believe that our maximum exposure to economic loss from ETCs and EETCs is $349 million, comprised of our $321 million investment balance and a maximum potential exposure of $28 million relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of December 31, 2004, the ETC and EETC transactions we participated in had total assets of $3.9 billion and total debt (which is non-recourse to us) of $3.6 billion. During the year ended December 31, 2004, we recorded revenues of $28 million and cash flows of $70 million.

From 1998 through 2004, we provided subordinated loans to certain SPEs that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are Variable Interest Entities (VIE) is $43 million, which represents our investment balance. Accounting losses, if any, from period to period could differ. As of December 31, 2004, these SPE arrangements had total assets of $451 million and total debt (which is non-recourse to us) of $408 million. During the year ended December 31, 2004, we recorded revenues of $3 million and cash flows of $28 million.

Commercial commitments The following tables summarize our commercial commitments outstanding as of December 31, 2004, as well as an estimate of the timing in which these commitments are expected to expire.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,183	$2,866	$152	$34	$131
Other commercial commitments	6,661	495	3,755	2,321	90
Total commercial commitments	$9,844	$3,361	$3,907	$2,355	$221

Related to the issuance of certain standby letters of credit and surety bonds included in the above table, we received advance payments of $1.8 billion and $1.0 billion as of December 31, 2004 and 2003, respectively.

Other commercial commitments include irrevocable financing commitments related to aircraft on order and commercial equipment financing. (See Note 20.)

Industrial Revenue Bonds We utilize Industrial Revenue Bonds (IRB) issued by the City of Wichita to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a provision for a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore we are the Bondholder as well as the Borrower/ Lessee of the property purchased with the IRB proceeds.

We also have a similar arrangement in place with the Development Authority of Fulton County, Georgia where we are both borrower and bondholder. Tax benefits associated with these IRBs are the provision of a ten-year partial property tax abatement.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2004 and 2003, the assets and liabilities associated with the City of Wichita IRBs were $2.9 billion, and the amounts associated with the Fulton County IRBs were $19 million.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment World-wide air travel experienced a strong rebound in 2004. This rebound is notable in that it represents a recovery from the levels of 2003 which were depressed by the

Severe Acute Respiratory Syndrome (SARS) outbreak in Asia, and represents a traffic level that exceeds the previous record which was set in 2000. It has taken the industry four years to exceed that level, indicating the difficulties faced by the world’s airlines as they have dealt with the effects of recession, terrorism, and disease. This traffic volume has been driven by strong world-wide economic growth which stimulates demand, and declining real airline yields which makes air travel more affordable to more people.

This increase in demand has produced high load factors, but not industry-wide profitability due to a significant increase in the price of jet fuel. The world’s airlines have made great strides in cost efficiency, only to see those improvements be more than offset by price increases of jet fuel. The world-wide increases in the price of crude oil that began in mid 2003 and peaked in late 2004 have contributed to world airline losses that are estimated to be about $5 billion dollars in 2004 and represent the fourth consecutive year of losses for the world’s airlines.

This large industry loss does not mean that all airlines are losing money in the current environment. We are seeing divergence in the profitability of different types of airlines as their different business models are proving to be vulnerable or robust to these environmental changes. The hardest-hit have been the large U.S. network carriers. These airlines were the most damaged by the results of the 2001 terrorist attacks on the United States and have been the most vulnerable to increasing competition and technology changes that are changing the air travel business. The large network airlines outside the United States have been more successful in dealing with the challenges of 2004, most are profitable despite current fuel prices, and they continue to order new airplanes. The airlines that have fared best are the low-cost, low-fare airlines. They have been consistently profitable throughout the current challenges and their continued growth represents a real change in the air travel market. These airlines also continue to order and to take delivery of new airplanes.

Further recovery in profitability for the world’s airlines is highly dependent on the future movement in oil and fuel prices; as these prices fall the prospects of the world’s airlines will improve. As profitability improves and air travel demand continues to increase with increasing economic activity, we see an improvement in the prospects for future airplane orders and deliveries.

Our 20-year forecast of the average long-term growth rate of passenger traffic is 5.2% per annum, and 6.2% per annum for cargo traffic based on projected average annual worldwide real economic growth of 3.0%. Based on global economic growth projections over the long term, and taking into consideration an increasingly competitive environment, increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, we project a $2.0 trillion market for 25,000 new airplanes over the next 20 years. This is a long-term forecast; historically, while factors such as the Gulf War and increased ticket charges for security have had significant impact over the span of several years, they have not dramatically affected the longer-term trends in the world economy, and therefore, our market outlook.

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

The worldwide market for commercial jet aircraft is predominately driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth, both in developed and emerging countries and political stability. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-

government relations, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

Industry Competitiveness The commercial jet aircraft market and the airline industry remain extremely competitive. We expect the existing long-term downward trend in passenger revenue yields worldwide (measured in real terms) to continue into the foreseeable future. Market liberalization in Europe and Asia has continued to enable low-cost airlines to gain market share. These airlines have increased the downward pressure on airfares. This results in continued cost pressures for all airlines and price pressure on our products. Major productivity gains are essential to ensure a favorable market position at acceptable profit margins.

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately 2/3 of Commercial Airplanes’ third-party sales and contractual backlog are from customers based outside the United States.

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

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network for airlines throughout the world to provide a higher level of customer satisfaction and productivity. These efforts enhance our ability to pursue pricing strategies that enable us to price competitively and maintain satisfactory margins. While we are focused on improving our processes and continuing cost reduction activities, events may occur that will prevent us from achieving planned results.

We continue to explore strategic options related to our operations at various sites to focus on large-scale systems integration, which is where we are most competitive and can add the most value to our airplanes and services. These sites include but are not limited to Wichita, Tulsa and McAlester. (See Note 27.)

Summary Air travel continues to be the safest, most cost-effective form of travel ever invented. Modern air travel is essential to world-wide economic development, contributing to, and benefiting from increasing global trade. Recent signs of recovery and the continued expectation for long-term growth in air travel are encouraging. The airline industry continues to evolve in a challenging environment. Successful airlines with robust business models are continuing to grow and will need new airplanes to accommodate that growth as well as to maintain modern, cost-effective fleets. We will continue to evolve as well, providing airplanes and services that are recognized as providing the most capable and productive solutions to the airlines’ business requirements.

Operating Results

(Dollars in millions)	2004	2003	2002
Revenues	$21,037	$22,408	$28,387
% of Total Company Revenues	40%	44%	53%
Operating Earnings	$753	$707	$2,017
Operating Margins	3.6%	3.2%	7.1%
Research and Development	$941	$676	$768
Contractual Backlog	$70,449	$63,929	$68,159

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. New commercial jet aircraft deliveries were higher in 2004 compared to 2003, but the delivery mix included more single-aisle aircraft and fewer twin-aisle aircraft. The decline in revenue of $1.4 billion in 2004 from 2003 was primarily attributable to new airplane model mix of $1.2 billion and net reduction of $132 million in other products.

The decline in revenue in 2003 compared to 2002 was primarily due to the decline in the commercial aviation market which resulted in fewer commercial jet aircraft deliveries.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

Model	2004		2003		2002
717	12	(6)	12	(11)	20
737 Next-Generation*	202		173		223	(2)
747	15		19	(1)	27	(1)
757	11		14		29
767	9	(1)	24	(5)	35	(1)
777	36		39		47
Total	285		281		381

*

Deliveries in 2004 included intracompany deliveries of three 737 Next-Generation aircraft (two USNR C40A aircraft and one Project Wedgetail AEW&C System aircraft). Deliveries in 2003 included intra-company deliveries of three 737 Next-Generation aircraft (two C-40 aircraft and one AEW&C System aircraft). Deliveries in 2002 included intracompany deliveries of four 737 Next-Generation aircraft (three C-40 aircraft and one AEW&C System aircraft).

The cumulative number of commercial jet aircraft deliveries as of December 31 were as follows:

Model	2004	2003	2002
717	137	125	113
737 Next-Generation	1,622	1,420	1,247
747	1,353	1,338	1,319
757	1,047	1,036	1,022
767	925	916	892
777	499	463	424

The undelivered units under firm order* as of December 31 were as follows:

Model	2004	2003	2002
717	18	22	26
737 Next-Generation	771	800	765
747	27	32	52
757	2	13	28
767	25	25	39
777	167	159	173
787	52

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

Operating earnings The increase of $46 million in operating earnings in 2004 from 2003 was primarily attributable to $466 million from improved program margins due to cost reduction initiatives and decreased period costs offset by lower earnings from the change in model mix of $205 million, 717 program termination charge of $280 million, 767 USAF Tanker program charge of $195 million and increased research and development expense of $265 million. Additionally, in 2003 we had a goodwill impairment charge of $341 million and a charge of $184 million resulting from the decision to end production of the 757 program.

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

Backlog Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in backlog in 2004 compared to 2003 primarily relates to new orders for the 777 and 787. The decline in backlog in 2003 compared to 2002 represents higher delivery volume on all airplane programs relative to new orders.

Unobligated backlog increased by approximately $0.6 billion for the twelve months ended December 31, 2004. This increase is attributed to the MMA program contract award. There was no unobligated backlog as of December 31, 2003. For each airplane program, we estimate the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. We refer to this estimate as the “accounting quantity.” The accounting quantity for each program is a key determinant of gross margins we recognize on sales of individual airplanes throughout the life of a program. See “Application of Critical Accounting Policies-Program accounting.” Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

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

The estimate of total program accounting quantities and changes, if any, as of December 31 were:

	717	737 Next- Generation	747	757	767	777
2004	156	2,400	1,400	1,050	959	700
Additions/(deletions)	8	200	12		(16)	50
2003	148	2,200	1,388	1,050	975	650
Additions/(deletions)	8	200	(13)	(50)	(25)	50
2002	140	2,000	1,401	1,100	1,000	600

717 Program The accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. The 717 program accounting quantity was increased during 2004 due to the program obtaining additional firm orders. As of December 31, 2004, of the 18 remaining undelivered units, 8 units will be delivered to a single customer with uncertain financial condition. As a result, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of December 31, 2004, remained realizable.

Program continuity at the end of the third quarter of 2004 was dependent on the outcome of current sales campaigns. During the nine months ended September 30, 2004 firm orders for six additional units had been received and during November 2004, firm orders for two additional units had been received.

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $385 million, of which $280 million is incorporated in the 2004 fourth quarter and year end results.

Of the $280 million charge that was incorporated in the 2004 fourth quarter and year end results, supplier termination charges are estimated to be $171 million; production disruption and related charges are estimated to be $36 million; pension/post-retirement curtailment charges are estimated to be $43 million; and severance charges are estimated to be $30 million. Of the $105 million charge that is expected to be recorded in periods subsequent to 2004, pension settlement charges are estimated to be $60 million and plant shutdown charges are estimated to be $45 million. The termination of the 717 line will result in $385 million of cash expenditures that are expected to occur during 2005 through 2007. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available.

737 Next-Generation and 777 Program The accounting quantity for the 737 Next-Generation and 777 programs were increased during 2004 as a result of the programs’ normal progression of obtaining additional orders and delivering aircraft.

747 Program The 747 program accounting quantity was increased during 2004 as a result of additional orders received since 2003. We are continuing to monitor the commercial market for the 747 and potential new derivatives. The future of the program largely depends on market acceptance of new derivatives. Due to the uncertainty of the market acceptance, completion of production is reasonably possible. A forward loss is not expected as a result of a decision to complete production but program margins would be modestly impacted. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. A decision to proceed with a new derivative or complete production is likely to be made mid-year 2005.

757 Program Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Production of the 757 program ended in October 2004. There are two remaining aircraft that will be delivered in the first half of 2005.

In 2003, the 757 program charge of $184 million included $15 million of spares inventory writedown and $169 million forward loss. The forward loss was comprised of $111 million in vendor termination charges and $58 million due to the requirement to allocate incurred inventory costs over a reduced quantity of 757 airplane deliveries. Other than an estimated $17 million of tooling disposition and plant clean-up costs, which will be expensed as incurred, no future charges related to the 757 airplane program are expected. However, we will continue to monitor the total estimated cost of sales and total estimated revenues for the remaining program, and will revise our estimates accordingly as new facts and information become available.

767 Program Based on the regular quarter and year-end reviews, our updated assessment of securing the specific USAF 767 Tanker contract resulted in the decision that the pre-contract costs should no longer be deferred, given the continued delay and now likely recompetition of the contract. Commercial Airplanes’ portion of the charge was $195 million consisting of $125 million of incurred development and tooling costs, $54 million of spending, net of scrap value, for production of a partially complete USAF Tanker, and $16 million of supplier termination liability.

The decrease in the 767 program accounting quantity during 2004 was due to the removal of anticipated future 767 Tanker deliveries to the USAF. The long term viability of the 767 program is dependent on receiving a timely USAF Tanker contract. We will be closely monitoring the future market for the 767. Due to the uncertainty, production completion is reasonably possible. A forward loss is not expected as a result of this decision but program margins would be significantly impacted. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. A decision to complete production is likely to be made mid-year 2005. We continue to actively market the 767 program to commercial customers and position the program to support a USAF 767 Tanker contract and other military applications. (See IDS 767 Tanker Program on page 38 for further discussion.)

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

	717	737 Next- Generation	747	757	767	777
2004
Cumulative firm orders (CFO)	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%
2003
Cumulative firm orders	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%
2002
Cumulative firm orders	139	2,012	1,371	1,050	931	597
Anticipated orders	0	N/A	29	49	67	3
Anticipated orders as a % of CFO	0%	N/A	2%	5%	7%	1%

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

Deferred production costs Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 represent deferred production costs. As of December 31, 2004 and 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

(Dollars in millions)	2004	2003
Deferred production costs	$703	$794
Unamortized tooling	485	582

As of December 31, 2004 and 2003, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

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

The increase in 2004 research and development compared to 2003 was primarily due to increased spending on the 787. The decrease in 2003 research and development compared to 2002 was primarily due to reduced spending on the development of the 747-400ER. The initial delivery of the 747-400ER and the rollout of the first 777-300ER occurred in the fourth quarter of 2002. The initial delivery of the 777-300ER occurred during the first half of 2004.

We are currently focusing our new airplane product development efforts on the 787 program, which with the three planned versions will seat 223 to 296 passengers in multiple class configurations. In early 2004, we received the initial launch order for the 787 and Board of Directors (BoD) approval to proceed with full development and production. Entry into service is targeted for 2008. We project a continued increase in our research and development spending in 2005, primarily driven by spending on the 787 while we also continue to develop derivatives and features for our other programs primarily the

737, 747-400 Special Freighter modification and 777 programs. Commercial Airplanes’ development work to support the MMA contract with the U.S. Navy is being deferred as part of the contract costs and is not reflected as research and development.

During 2004, we established cost sharing arrangements with some suppliers for the 787 that will enhance our internal development capabilities and offset a substantial portion of the financial risk of developing the 787 product. Amounts received from these suppliers will reduce our research and development expense related to the 787, since we will have no obligation to refund any amounts earned per the arrangements regardless of the outcome of the development efforts. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design and testing activities during the development of the 787. In each arrangement, we will retain the same rights that have been available under traditional supplier arrangements on past airplane programs. For 2004, 787 supplier development cost sharing payments earned were $205 million.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Integrated Defense Systems

Business Environment and Trends

IDS is comprised of four reportable segments, which include A&WS, Network Systems, Support Systems and L&OS. The IDS business environment extends over multiple markets, including defense (A&WS, Network Systems and Support Systems segments), homeland security (Network Systems), civil space transportation and exploration (L&OS), and launch and satellites (L&OS). IDS derives over 85% of its revenue from sales to the U.S. Government and we are forecasting this business mix will remain at this level into the foreseeable future. Specifically, the primary customers of IDS are the DoD for our products in the defense market, the U.S. Department of Homeland Security for the homeland security market, NASA for the civil space transportation and exploration market, and the U.S. Government and commercial satellite service providers for the launch and satellite market. Since the trends associated with these markets impact IDS opportunities and risks in unique ways, the various environmental factors for each are discussed individually below.

Defense environment overview The U.S. DoD represents nearly 50% of the world’s defense budget. The current defense environment is characterized by transformation and change in the face of shrinking force structure, aging platforms, and levels of operations and engagements worldwide that are expected to remain high for the foreseeable future. The current environment is also heavily influenced by the continuing war on terrorism and the need to bring new technologies to assist the war fighter. The United States’ leadership in the global war on terrorism demonstrates the value of networked intelligence, surveillance and communications, interoperability across platforms, services and forces, and the leveraging effects of precise, persistent, and selective engagement. The significance and advantage of unmanned systems to perform many of these tasks is growing. These experiences are driving the DoD, along with militaries worldwide, to transform their forces and the way they operate. Network-centric operations are at the heart of this transformation. There will continue to be pressure between this transformation goal and the support required for the existing forces.

The 2005 DoD authorization was approved in the fourth quarter of 2004 at a total level of $402 billion, including supplementals. Supplementals are the additional funds that are requested by the DoD to cover extraordinary events that were not planned for in the usual budget cycle. Although under pressure, the DoD budget remains strong and focused on transformation. This will provide opportunities for IDS products in the future. However, with a struggling global economy and anticipated federal budget deficits, allocations to DoD procurement decreased between fiscal year 2004 and 2005, and will remain under pressure in the near future. This suggests that the DoD will continue to focus on affordability strategies emphasizing network-centric operations, joint interoperability, long-range strike, unmanned air combat and reconnaissance vehicles, precision guided weapons and continued privatization of logistics and support activities as a means to improve overall effectiveness while maintaining control over costs. Along with this, we are already seeing the need for the military to make difficult choices between programs in an effort to support their highest priority. Programs will be continually evaluated with program performance and relevancy to the overall DoD vision as the measures for continuation or cancellation.

Military transformation The defense transformation is evidenced by a trend toward smaller, more capable, interoperable, and technologically advanced forces. To achieve these capabilities, a transformation in acquisition is underway with an increasing trend toward early deployment of initial program capabilities followed by subsequent incremental improvements (referred to as spiral development), cooperative international development programs and a demonstrated willingness to explore new forms of development, acquisition and support. Along with these trends, new system procurements are being evaluated for the degree to which they support the concept of jointness and interoper-ability among the services.

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

Missile Defense Funding for the missile defense market is primarily driven by the U.S. Government Missile Defense Agency (MDA) budget. The primary thrusts in this market are the continued development and deployment of theater missile defense systems and the Ground-based Midcourse Defense (GMD) program. The overall MDA missile defense budget for 2004 was approximately $9 billion and appropriations for 2005 are about $10 billion. With the Administration trying to curb the rise in defense spending it appears the MDA’s budget will begin to come under pressure. That said we feel the GMD program has continued to make great progress over the past year in meeting President Bush’s call to deploy a capability by the end of 2004. We believe this program, which is the cornerstone of our Missile Defense business, will be supported. Through our leadership position on the

Missile Defense National Team and our prime contractor role on the GMD segment program and on the Airborne Laser program, IDS is positioned to maintain its role as the MDA’s number one contractor.

Defense Competitive Environment The global competitive environment continues to intensify, with increased focus on the U.S. defense market, the world’s largest and most attractive. IDS faces strong competition in all market segments, primarily from Lockheed Martin, Northrop Grumman, and Raytheon. Foreign companies such as BAE Systems and EADS continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

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

Homeland Security Environment The Department of Homeland Security became official in 2003, a year characterized by significant U.S. Government transformational and organizational challenges. Organizational alignment is ongoing and procurement practices are evolving. It is important to realize that this department has been formed from existing agencies and their budgets, and therefore a large portion of the near-term budget is committed to heritage programs and staffing. Until some of these existing commitments are complete, funding for new opportunities will represent a small share of the overall Department of Homeland Security budget. We expect Homeland Security to be a stable market with minimal growth and emphasis being placed on Information Analysis and Infrastructure Protection.

Congress and the Administration appropriated $33 billion to The Department of Homeland Security in fiscal year 2005. This amount is a slight decrease compared to the fiscal year 2004 appropriations of $29 billion, but still exhibits a continued commitment to homeland security. Only 50% of the federal spending on homeland security is within the newly formed Department of Homeland Security. Other federal agencies such as the DoD still have homeland security and homeland defense funding under their direction. We will continue to leverage our experience as the systems integrator on the Explosive Detection Systems program, our aviation heritage and our Integrated Battlespace and network-centric operations expertise and capabilities into the homeland security marketplace.

Civil Space Transportation and Exploration Environment Congress approved very close to full funding of NASA’s fiscal year 2005 budget request, including needed funds for Space Shuttle Return to Flight, International Space Station, and new initiatives associated with the Vision for Space Exploration. NASA fiscal year 2005 appropriations of approximately $16 billion is a slight increase over the fiscal year 2004 funding level.

The Administration recently released a new Space Transportation Policy. This document recognizes the critical need for Space Shuttle Return to Flight, reinforces the nation’s commitment to the Vision for Space Exploration — including the development of a Crew Exploration Vehicle (CEV) — provides for the evaluation of Shuttle-derived systems, and supports a viable space transportation industrial and technology base. We believe NASA will remain focused on supporting this new policy even as they transition to a new Administrator, who has yet to be named. The New Vision for Space Exploration and the priorities laid out in the new Space Transportation Policy will provide great opportunities for industry to develop new technologies and operational concepts to take human beings beyond low earth orbit. IDS, with our strong heritage in the development of space systems and our expertise in the area of human space flight, including the Space Shuttle and the International Space Station, is well positioned to work with and support our customer in accomplishing their goals. IDS will continue its work on the Space Shuttle and International Space Station programs along with development of critical technologies such as rocket propulsion and life support systems to prepare to meet the challenge of returning to the Moon and exploring the Solar System.

Launch and Satellite Environment The commercial space market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. This market is now characterized by overcapacity, aggressive pricing and limited near-term opportunities. Recent projections indicate these market conditions will persist until the end of this decade. We believe there will be lower commercial satellite orders through this decade, along with lower demand for commercial launch services as compared to the high points of the early to mid-1990s. However, the replacement market for satellites will drive some recovery in the second half of this decade. In this extremely limited market, we see a growing amount of overcapacity, which in turn is driving the continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities, where the customer values our technical expertise and unique solutions, like the recently awarded order by DIRECTV. However, we will not pursue commercial satellite orders or launch contracts at a loss, and given the current pricing environment, we have decided, for the near-term, to focus on our Delta IV program on the government launch market, which we believe is a more stable market.

Inherent business risks Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and the Department of Homeland Security. Similar government authorities exist in our international markets.

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

On February 23, 2004, the U.S. Government announced plans to terminate for convenience, the RAH-66 Comanche EMD contract. The joint venture of Boeing and Sikorsky Aircraft (a division of United Technologies Corporation) had a 50/50 share in program work share and earnings. On March 19, 2004, the U.S. Government issued a partial TFC notification. By March 19, 2005, a termination proposal will be submitted and negotiations will commence with the U.S. Government shortly thereafter. The program represents less than 1% of our projected revenues for 2005 and less than 1% of our revenues for 2004.

U.S. Government contracts also are conditioned upon the continuing availability of Congressional appropriations. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. On research and development contracts, Congress usually appropriates funds on a government fiscal year basis (September 30 year-end), even though contract performance may extend over several years.

Many of our contracts are fixed-price contracts (just over 50% of IDS revenues are generated from fixed-price type contracts). Of the fixed-price contracts, 40% are fixed-price delivery contracts and 10% are fixed-price milestone. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition. Cost overruns may result in lower earnings, which would have an adverse effect on our financial results.

Just under 50% of IDS revenues are generated from cost type contracts. Revenues related to cost type contracts are recorded as costs are incurred plus an agreed upon profit in relation to the costs incurred. Cost type contracts are normally used for development and study type programs. Cost overruns on these contracts usually result in a lower profit to cost ratio. Sufficient notification must be given to the customer for any anticipated cost growth and customer authorization received to proceed in order to be reimbursed for said costs.

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Department of State and DoD. The policies of some international customers require “industrial participation” agreements, which are discussed more fully in the “Disclosures about contractual obligations and commitments” section on page 22.

We are subject to business and cost classification regulations associated with our U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. Government contracts. We are continuing discussions towards resolution with the U.S. Government regarding the allocation methodology of pension costs and have assessed the impact of potential outcomes. Based on our assessment, the most probable outcome of this matter is expected to be immaterial to our business, financial condition, results of operations, and liquidity. However, it is not possible at this time to predict when resolution will be reached nor the final outcome.

767 Tanker Program Prior to the fourth quarter of 2004 we incurred pre-contract costs related to development costs and one in-production aircraft. These costs were being deferred based on our assessment that it was probable that we would recover these costs from the USAF 767 Tanker contract. The pre-contract costs were being deferred and recorded in inventory based on AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that costs may be deferred if the costs can be associated with a specific anticipated contract and if their recoverability from that contract is probable. Our assessment of probability was based on the following:

The Department of Defense Appropriations Act for fiscal year 2005 provides $100 million funding for tanker replacement. The National Defense Authorization Act for fiscal year 2005 provides authorization for the procurement of 100 tanker aircraft and associated support contracts. We believed, based on our understanding of the requirements, that our 767 aircraft was the most cost effective solution that meets those requirements and it is therefore probable we would be awarded the USAF 767 Tanker contract. Based on prior DoD contracting practices we believed it was probable that we would also be awarded the initial support contracts.

On January 14, 2005 we announced our plan to recognize pre-tax charges totaling $275 million related to the USAF 767 Tanker program. The charge is related to the initial production of the aerial refueling tankers for the USAF and includes expected supplier obligations. The Commercial Airplanes segment share of the charge is $195 million and the IDS segment share is $80 million. Within IDS, the A&WS and Support Systems segments were impacted by the charge. We used our own money and received no government funding in development of the USAF 767 Tanker.

The charge, which is a result of our regular quarter and year-end reviews, reflects our updated assessment of securing the specific USAF 767 Tanker contract that was being negotiated, given the continued delay and now likely recompetition of the contract. This charge covers both incurred cost and anticipated liabilities associated with the USAF 767 Tanker program.

We remain firmly committed to the USAF 767 Tanker program and are ready to support our customer in whatever decision is made regarding the recapitalization of the nation’s current aerial refueling fleet.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the year ended December 31, 2004, the venture conducted two successful launches and a third launch where the satellite reached an orbit that will meet or exceed its expected life with the aid of its propulsion system.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the loss from other venture partners. We believe our total net maximum exposure to loss from Sea Launch at December 31, 2004 totals $212 million. The components of this exposure are as follows:

	Maximum Exposure	Estimated Reserves	Established from Proceeds Recourse	Net Exposure
Credit Guarantees	$510	$204	$306
Partner Loans (Principal and Interest)	401	241	160
Advances to Provide for Future Launches	209		35	$174
Trade Receivable from Sea Launch	202	202
Performance Guarantees	35	1	21	13
Subcontract Termination	25			25
Other Receivables from Sea Launch	35	35
	$1,417	$683	$522	$212

We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2004. (See Notes 12 and 20.)

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

The cost estimates for the Delta II and Delta IV programs are based, in part, upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. The Mission Manifest represents management’s best estimate of the launch services market, taking into account all known information. Due to the volatility of the government launch market, and the current suspension, as described in Note 23, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore the financial performance of the Delta programs. The Delta II and IV programs are reported in the L&OS segment.

Satellites As is the standard for the commercial satellite industry contracts are fixed price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. If the issues continue they could result in a material charge. These programs are on-going, and while we believe the cost estimates reflected in the December 31, 2004 financial statements are adequate and appropriate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary, or scheduled delivery dates could be missed, which could trigger TFD provisions or other financially significant exposure. In 2004, two satellites were delivered retiring the TFD risk on those satellites. At the end of 2004, we had one commercial satellite contract (NSS-8) that could have exposed us to the risk of contract TFD notification. In January 2005, we entered into an amended agreement with New Skies Satellites B.V. which revised the satellite’s contractual delivery schedule, payments and other terms. As a result of this agreement, management no longer believes that we have a material risk of contract TFD notification. The agreement increases the financial exposure to the performance of the satellite over its contracted on-orbit life. The estimated earnings impact of this agreement has been recognized in 2004. Our satellite programs are reported in either the Network Systems or L&OS segments.

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross complaint with the court on September 16, 2004, alleging breach of contract, other claims, and seeking recovery of all amounts it invested in the contracts, approximately $2 billion. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC), against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a 702 Satellite which experienced anomalies with its concentrator solar arrays. The claimants seek approximately $238 million consisting of insurance payments either already made to Thuraya or currently in dispute between Thuraya and its insurers, as well as reserving their right to increase the amount claimed to $365 million (plus claims of interest, costs, and fees), comprising the total loss allegedly incurred by Thuraya. We believe that these claims lack merit and intend to vigorously defend against them. BSSI filed its answer to the arbitration on December 2, 2004 with the ICC.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of third-party insurance based on our analysis of risk. There is one contractual launch scheduled in early 2005 for which full insurance coverage may not be available, or if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could range between $65 million to $315 million depending on the nature of the uninsured event.

Integrated Defense Systems

(Dollars in millions)	2004	2003	2002
Revenues	$30,465	$27,361	$24,957
% of Total Company Revenues	58%	54%	46%
Operating Earnings	$2,925	$766	$2,009
Operating Margins	9.6%	2.8%	8.0%
Research and Development	$834	$846	$742
Contractual Backlog	$39,151	$40,883	$36,014

Revenues Increased revenues from 2003 to 2004 were driven by three segments. A&WS revenues increased in total by $628 million. This increase was due to additional production aircraft deliveries, remanufactured rotorcraft deliveries and amounts recognized on development programs such as the EA-18G Growler, partially offset by decreased F-15 and JDAM volume. Network Systems revenues grew by over $2 billion from increased volume in the Missile Defense and Integrated Battlespace markets including such programs as GMD, FCS, Intelligence, Airborne Command and Control programs and the ramp up of the MMA of $2.3 billion. This growth was partially offset by reduced Homeland Security & Services revenue volume. Increased volume in spares, Training Systems & Services, Life Cycle Customer Support (LCCS) and Modernization & Upgrades of $560 million was partially offset by decreased Contractor Logistical Support & Services (CLSS) in the Support Systems segment. L&OS revenues remained constant with increased Return to Flight activity in the NASA businesses and a satellite TFC settlement of $240 million, offset by decreased satellite and Delta launch deliveries and satellite milestone slips.

Increased revenues from 2002 to 2003 were primarily driven by additional production aircraft and JDAM deliveries and F/A-22 Raptor volume in A&WS; increased volume in Homeland Security & Services, Intelligence programs and the start up of FCS in Network Systems; increased volume in spares, maintenance and LCCS in Support Systems; and increased Delta launch deliveries in L&OS.

Operating Earnings The increase in operating earnings from 2003 to 2004 reflects strong performance from the A&WS, Network Systems and Support Systems segments partially offset by losses recorded in the L&OS segment. Operating earnings were also negatively impacted by $80 million of charges taken in the fourth quarter of 2004 related to the USAF 767 Tanker program.

In 2004, A&WS earnings were driven by an increased revenue base contributing $82 million from the segment’s major production programs as a result of efficiencies achieved through lean initiatives to reduce costs by $210 million, partially offset by the USAF 767 Tanker charge of $62 million taken in the fourth quarter of 2004 and increased research and development investment on the 767 GTTA program. Network Systems segment earnings improved from 2003 primarily due to increased revenues generating additional earnings of $200 million and improved performance from the Homeland Security & Services, Military Satellite Communications and Intelligence programs of $147 million, partially offset by cost growth in the Missile Defense market. 2003 Network Systems earnings were also impacted by a $55 million charge related to our investment in a joint venture that lost an imagery contract award. Support Systems had another outstanding year driven by an increase in revenue that generated additional earnings of $45 million along with improved performance of $139 million throughout the segment’s businesses. The Support segment was also impacted by the USAF 767 Tanker charge taken in the fourth quarter of 2004 by $18 million. L&OS operating earnings improved from 2003 to 2004 driven by the 2003 charges described in the L&OS discussion. Excluding the 2003 charges, 2004 operating earnings were lower due to cost growth from technical and quality issues on satellites currently in the factory and write-offs of slow moving satellite inventory coupled with decreased Delta IV deliveries in 2004, partially offset by increased USA Venture earnings and increased NASA Systems Shuttle Return to Flight volume.

The decreased operating earnings from 2002 to 2003 reflects increased operating losses recorded for the L&OS segment, partially offset by strong performance from the A&WS, Network Systems and Support Systems segments.

In 2003, A&WS earnings were driven by strong performance from the segments major production programs and an increased revenue base. Network Systems segment earnings improved from 2002 primarily due to increased revenues in Homeland Security & Services, FCS and proprietary programs, partially offset by cost growth on military satellite programs and a charge related to our investment in a joint venture. Support Systems had another outstanding year driven by an increased revenue base along with improved performance in many of the segment’s businesses. The L&OS segment was impacted by charges throughout the year described in detail in the L&OS segment discussion.

Backlog The decrease in contractual backlog from 2003 to 2004 is attributed to sales on multi-year contracts that were awarded in prior periods, particularly the C-17 and F/A-18 programs in A&WS and strong sales on the GMD program and proprietary programs in Network Systems. The decrease was partially offset by orders in L&OS, satellites and Shuttle Return to Flight and Shuttle contract extensions, as well as orders in the Support Systems segment. IDS total backlog decreased by 5% from 2003 to 2004 primarily from sales on multi-year contracts that were awarded in prior periods, partially offset by contract awards for the MMA, FCS program extension and an order from DIRECTV for 3 satellites.

Aircraft & Weapon Systems

(Dollars in millions)	2004	2003	2002
Revenues	$11,394	$10,766	$10,569
% of Total Company Revenues	22%	21%	20%
Operating Earnings	$1,636	$1,422	$1,269
Operating Margins	14.4%	13.2%	12.0%
Research and Development	$382	$360	$304
Contractual Backlog	$18,256	$19,352	$15,862

Revenues A&WS increased revenues from 2003 to 2004 were driven by additional deliveries on F/A-18E/F Super Hornet, and AH-64 Apache programs, increased remanufactured deliveries on rotorcraft programs, and additional hardware deliveries on the F/A-22 Raptor program. 2004 A&WS revenues also grew with increased development volume on programs such as EA-18G Growler.

A&WS increased revenues between 2002 to 2003 were primarily driven by additional deliveries on JDAM, F/A-18E/F Super Hornet, F-15E Eagle and F/A-22 Raptor volume, partially offset by lower rotorcraft deliveries.

Deliveries of units for principal production programs were as follows:

	2004	2003	2002
C-17 Globemaster	16	16	16
F/A-18E/F Super Hornet	48	44	40
T-45TS Goshawk	7	12	14
F-15E Eagle	3	4	3
CH-47 Chinook*	—	—	7
737 C-40A Clipper	3	1	3
AH-64 Apache*	3	—	15

*	New Builds Only

Operating Earnings A&WS 2004 operating earnings growth reflects increased revenues, strong performance on our major production programs resulting from manufacturing cost of sales efficiencies achieved through lean initiatives, risk mitigation efforts, and reductions in period expenses associated with the expanding business base. A&WS 2004 results were adversely impacted by a pre-tax charge of $62 million that was taken in the fourth quarter of 2004 related to the USAF 767 Tanker program.

A&WS 2003 operating earnings growth reflected increased revenues, strong performance on our major production programs and a favorable adjustment of $45 million associated with the F-15 Eagle program pre-tax charges of $270 million initially taken in 1999. The adjustment amount was based on negotiated termination liability with suppliers and aircraft deliveries that incorporated inventory associated with the original 1999 charge.

Research and Development A&WS segment continues to focus its research and development where it can use its customer knowledge, technical strength and large-scale integration capabilities to provide transformational solutions for the war fighter’s needs. Research and development activities leverage our capabilities in architectures, system-of-systems integration and weapon systems technologies across a broad spectrum of capabilities designed to enhance situational awareness and survivability; increase mission effectiveness and interoperability and improve affordability, reliability and economic ownership. Continued research and development investments in unmanned systems have enabled the demonstration of multi-vehicle coordinated flight and distributed control of high performance unmanned combat air vehicles. Research and development in advanced weapons technologies emphasizes, among other things, precision guidance and multi-mode targeting as evidenced by our successful Small Diameter Bomb (SDB) offering. Research and development investments in the GTTA program represents a significant opportunity to provide state of the art refueling capabilities to domestic and international customers, demonstrating the synergistic value of our diversified company-wide portfolio. Other research and development efforts include upgrade and technology insertions to network-enable and enhance the capability and competitiveness of current product lines such as the F/A-18E/F Hornet, F-15E Eagle, AH-64 Apache, CH-47 Chinook and C-17 Globemaster III.

Backlog A&WS contractual backlog decreased from 2003 to 2004 primarily due to sales on multi-year contracts that were awarded in prior periods. This was partially offset by orders on Chinook, T-45, V-22 and the Joint Helmet-Mounted Cueing system programs.

A&WS increased contractual backlog from 2002 to 2003 is primarily attributed to the capture of several key awards including the F/A-18 E/F Multi Year II contract, Apache helicopter new builds, and the initial funding for the EA-18G. Backlog also increased due to rate increase on the F/A-22 low rate initial production and weapon orders for SDB, Harpoon, and SLAM-ER.

Network Systems

(Dollars in millions)	2004	2003	2002
Revenues	$11,432	$9,384	$8,113
% of Total Company Revenues	22%	19%	15%
Operating Earnings	$993	$626	$546
Operating Margins	8.7%	6.7%	6.7%
Research and Development	$234	$195	$132
Contractual Backlog	$10,190	$11,715	$6,700

Revenues Increased revenues for the Network Systems segment in 2004 were primarily driven by increased volume from the Missile Defense and Integrated Battlespace markets including programs such as GMD, FCS, Intelligence, Airborne Command and Control programs and the ramp up of the MMA, partially offset by reduced activities in Homeland Security & Services.

Network Systems increased revenues from 2002 to 2003 were primarily driven by the ramp up of the FCS program, increased activity in Intelligence and Homeland Security & Services programs, and the successful launch of a Naval satellite (UHF F11).

Operating Earnings Network Systems 2004 earnings results were primarily driven by increased revenue stated above, in addition to improved performance on Airborne Command and Control, Military Satellite Communication, Intelligence programs and capture of award fee earnings on cost type contracts. 2003 results were adversely impacted by a $55 million pre-tax non-cash charge taken on Resource 21 (a joint venture we had entered into) as a result of a decision by NASA to not award an imagery contract to Resource 21.

Network Systems increased earnings from 2002 to 2003 were primarily driven by the increased revenue while partially offset by the military satellite cost growth and the Resource 21 write-off mentioned earlier.

Research and Development The Network Systems research and development funding remains focused on the development of Communications and Command & Control capabilities that support a network-centric architecture approach for our various government customers. We are investing in the communications market to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Key programs in this area include Joint Tactical Radio System, Global Positioning System, and Transformational Communications System. Investments were also made to support various Intelligence, Surveillance, and Reconnaissance business opportunities including MMA, AEW&C aircraft, and concepts that will lead to the development of next-generation space intelligence systems. A major contributor to our support of these DoD transformation programs is the investment in the Boeing Integration Center (BIC) and extended network of modeling, simulation and analysis capabilities where our Network-Centric Operations concepts are developed in partnership with our customers. Along with increased funding to support these areas of architecture and network-centric capabilities development, we also maintained our investment levels in Global Missile Defense and advanced missile defense concepts and technologies. In 2004 we continued investment to pursue the Homeland Security & Services market, with emphasis on funding to develop and tailor the network-centric capabilities already being applied to many DoD opportunities in this emerging market.

Backlog Network Systems contractual backlog decreased from 2003 to 2004 primarily due to the strong sales on GMD and IDS Proprietary programs from orders received in 2003. This was partially offset by orders on the FCS program and the capture of the MMA program that contributed to IDS total backlog in 2004.

The 75% increase in contractual backlog from 2002 to 2003 is mainly attributed to the initial funding of the FCS program and orders for the GMD and Turkey 737 AEW&C programs.

Support Systems

(Dollars in millions)	2004	2003	2002
Revenues	$4,670	$4,219	$3,484
% of Total Company Revenues	9%	8%	6%
Operating Earnings	$638	$472	$376
Operating Margins	13.7%	11.2%	10.8%
Research and Development	$57	$59	$43
Contractual Backlog	$6,505	$5,882	$5,286

Revenues Support Systems increased revenues from 2003 to 2004 were driven by increased volume in Training Systems & Services, Spares for tactical aircraft, LCCS, and Modernization & Upgrades, partially offset by decreased CLSS activity.

Support Systems increased revenues from 2002 to 2003 were driven by increased volume in spares for tactical aircraft, LCCS, Maintenance & Modification, and CLSS.

Operating Earnings Support Systems increased operating earnings from 2003 to 2004 were driven by the revenue volume stated above, favorable contract closeout activity and cost reductions through improved efficiencies generating strong performance throughout the businesses. Support Systems 2004 results were adversely impacted by a pre-tax charge of $18 million that was taken in the fourth quarter of 2004 related to the USAF 767 Tanker program.

Support Systems increased operating earnings from 2002 and 2003 were due to a higher revenue base and performance improvement in the Supply Chain Services and Modification & Upgrades businesses.

Research and Development Support Systems continues to focus investment strategies on its core businesses including Engineering and Logistic Services, Maintenance, Modifications & Upgrades, Supply Chain Services, Training and Support Systems and Advanced Logistics Services. Investments have been made to continue the development and implementation of innovative, disciplined tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment Partnership, C-130U Gunship 4 Buy and C-130 Avionics Modernization Program.

Backlog Support Systems increased contractual backlog from 2003 to 2004 primarily due to orders on LCCS programs. Also contributing to the increase were Modernization & Upgrade programs, partially offset by strong sales on Supply Chain Services programs.

The increase in contractual backlog from 2002 to 2003 is attributed to orders for C-17 sustainment and KC-10 support as well as orders in the CLSS business.

Launch & Orbital Systems

(Dollars in millions)	2004	2003	2002
Revenues	$2,969	$2,992	$2,791
% of Total Company Revenues	5%	6%	5%
Operating Losses	$(342)	$(1,754)	$(182)
Operating Margins	(11.5)%	(58.6)%	(6.5)%
Research and Development	$161	$232	$263
Contractual Backlog	$4,200	$3,934	$8,166

Revenues L&OS revenues remained constant from 2003 to 2004 primarily due to the increased return to flight activity in the NASA businesses and a satellite TFC settlement offset by lower satellite and Delta launch deliveries and delays in satellite milestone completions.

L&OS revenues increased from 2002 to 2003 primarily due to increased Delta launch deliveries.

Deliveries of production units were as follows:

	2004	2003	2002
Delta II	4	4	3
Delta IV	–	2	1
BSS Satellites	2	3	6

Operating Earnings L&OS increased operating earnings from 2003 to 2004 were driven by the 2003 charges described below. Excluding the 2003 charges, 2004 operating earnings were lower due to cost growth from technical and quality issues on satellites currently in the factory and write-offs of slow moving satellite inventory coupled with no Delta IV deliveries in 2004, partially offset by increased USA joint venture earnings and NASA Systems Shuttle Return to Flight volume.

L&OS 2003 operating earnings were negatively impacted by a first quarter goodwill impairment charge of $572 million. This impairment charge resulted during an internal reorganization, when the SFAS No. 142 reportable segments, operating segments, and reporting unit designations changed, causing significantly different relationships between reporting unit carrying values and fair values. Specifically, the new L&OS reporting unit was created by combining six pre-existing reporting units: Boeing Satellite Systems, Human Space Flight & Exploration, Expendable Launch Systems, United Space Alliance Joint Venture, Rocketdyne Propulsion & Power, and Sea Launch Joint Venture. The carrying value of one of these reporting units, Boeing Satellite Systems, exceeded its fair value resulting in the goodwill balances at this reporting unit being fully impaired during calendar year 2002. However, the carrying values of the other five reporting units were less than their fair values, so the goodwill balances at these reporting units were not impaired during calendar year 2002. In addition, the BoD approved in early 2003 our long range business plan which included downward revisions to cash flow projections for the L&OS reporting unit. The combination of these factors resulted in the newly created L&OS reporting unit having a carrying value that exceeded its fair value, prompting recognition of the goodwill impairment charge.

L&OS 2003 operating earnings were further impacted by a second quarter charge of $1,030 million of which $835 million was attributable to the Delta IV program, caused by a combination of factors. The most significant of these factors was the requirement to spread fixed costs of the Delta IV program to an overall reduced number of anticipated launches as a result of continued weakness in the commercial space launch market, accounting for $412 million of the charge. The Delta IV program experienced cost growth of $360 million, primarily related to payload integration and launch support costs. In each of these cases, the additional costs were not billable under the respective contracts. In addition, the remaining $63 million of the charge resulted from determining it was no longer probable that our U.S. Government customer would agree to price increases for change orders in connection with existing contracted and awarded Delta IV launches as a result of the EELV procurement integrity issue. The remaining $195 million of the second quarter charge relates to Boeing Satellite Systems incurring additional costs as a result of satellite program complexities. These complexities caused technical and quality issues resulting in schedule delays, cost impacts, and late delivery penalties, which were not billable under the respective contract. The 2003 results also include the adjustments made to equity investments in Ellipso, SkyBridge and Teledesic resulting in a net write-down of $27 million. The 2002 results include a $100 million pre-tax charge to write-down an equity investment in Teledesic, LLC. Also contributing to the 2002 decreased operating earnings was cost growth on commercial satellite programs and the continued downturn in the launch and commercial satellite market.

We are a 50/50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our 50% share of joint venture earnings is recognized as income. The segment’s operating earnings include earnings of $70 million, $52 million, and $68 million, for 2004, 2003 and 2002, respectively, attributable to United Space Alliance. These results include all known or expected impacts related to the Space Shuttle program based on the findings from the Columbia Accident Investigation Board (CAIB) investigation.

Research and Development Our research and development investment in L&OS declined as most versions of the Delta IV expendable launch vehicle reached operational status. Continued investment was made in the Delta IV Heavy program to support the successful demonstration launch in December 2004. We also continue to make investments in this segment to develop key technologies and systems solutions to support our NASA customer in the development of new space exploration systems. Prudent investment of research and development resources was made in the satellite manufacturing business to enhance existing designs to meet evolving customer requirements.

Backlog L&OS contractual backlog increased from 2003 to 2004 primarily due to orders in our Commercial Satellite (DIRECTV order for 3 satellites) and NASA businesses. This increase was partially offset by solid sales from our NASA business unit.

The contractual backlog decrease from 2002 to 2003 was due to the adjustment in the Delta IV Launch manifest. The adjustment was a result of missions lost on the EELV (see “EELV Suspension” in Risk Factors section) contract and a continued weakness in the commercial space market and sales on the existing orders.

Boeing Capital Corporation

Business Environment and Trends

At December 31, 2004, BCC’s portfolio consisted of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

BCC’s strategic direction has shifted from a focus on growing the portfolio to a focus on supporting our major operating units and managing overall portfolio risk exposures. For the commercial aircraft market, BCC facilitates, arranges, structures and/or provides selective financing solutions to our Commercial Airplanes segment customers. For the defense and space markets, BCC primarily engages in arranging and structuring financing solutions for our IDS segment government customers. In addition, BCC continues to enhance its risk management activities to manage exposures associated with its current portfolio and future business activities.

On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its former Commercial Financial Services business, which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers. (See Note 9). The assets sold to GECC consisted of leases and financing arrangements having a carrying value of $1.9 billion as of May 31, 2004. The purchase agreement, as amended, called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than December 31, 2004. The final asset sale closed on December 27, 2004. BCC intends to dispose of the remaining assets identified to its Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC by the end of the second quarter of 2005.

Refer to discussion of the airline industry environment in the Commercial Airplanes – Business Environments and Trends.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. The number of worldwide parked commercial jet aircraft has declined by approximately 100 aircraft from the number of aircraft parked at December 31, 2003, reaching a new post-September 11, 2001 low in terms of both the number of parked aircraft and the parked percentage of the active fleet. Approximately 1,900 commercial jet aircraft (10.6% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types.

BCC’s portfolio at December 31, 2004 totaled $9.7 billion, of which $9.3 billion was related to our products, primarily commercial aircraft. While worldwide traffic levels exceed traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in BCC’s portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the U.S., have remained at low levels.

On January 12, 2005, Commercial Airplanes decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. While BCC continues to believe in the utility and marketability of the 717 aircraft, BCC is unable to predict whether or how the end of the 717 program, as well as overall market conditions, may impact 717 aircraft values and rental rates. At December 31, 2004, $2.4 billion of BCC’s portfolio was collateralized by 717 aircraft. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values may decline, which could result in an increase to the allowance for losses on receivables. While BCC is unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on its earnings, cash flows and/or financial position.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 program, and the final aircraft was produced in October 2004. While BCC is unable to determine how much of the 757 used aircraft value decline was attributable to the decision to end production of the 757 program, the impact of any declines in 757 used aircraft values due to this decision had been reflected in reserves, as of December 31, 2004. At December 31, 2004, $1.5 billion of BCC’s portfolio was collateralized by 757 aircraft of various vintages and variants. This included $1.2 billion of passenger aircraft (33 aircraft at 12 operators). The remainder of the 757 portfolio consisted of converted freighters on long-term lease.

At December 31, 2004, BCC had $37 million of assets that were held for sale or re-lease, of which $25 million were identified with firm contracts to be placed on lease. Additionally, approximately $409 million of BCC’s portfolio currently represents scheduled lease terminations in 2005 for which the related aircraft will be remarketed, of which $109 million were identified with firm contracts in place at December 31, 2004 to be sold or placed on lease. Potential delays in selling or placing these assets on lease at reasonable rates may negatively affect BCC’s earnings, cash flows and/or financial position.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2004. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows and/or financial position.

United Airlines, Inc. At December 31, 2004 and 2003, United accounted for $1.1 billion and $1.2 billion (11.7% and 11.5%) of BCC’s total portfolio. At December 31, 2004, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interests in five 757 aircraft. At December 31, 2004, United was current on all of its obligations related to these 20 aircraft. At December 31, 2004, United was BCC’s second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. On August 20, 2004, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through June 30, 2005 and increase its available funds by $500 million. United is continuing to pursue alternative financing through private investors. During the third quarter of 2003, BCC completed a restructuring of United’s aircraft loans and leases. The lease rate for the five 757s on lease to United was negotiated downward. BCC applied guidance in SFAS No. 13, Accounting for Leases, and determined that these leases were required to be reclassified from finance leases to operating leases. The loans with United were restructured to defer certain principal payments by extending the maturity of the loans. BCC applied the guidance in SFAS No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructurings, and determined that a troubled debt restructuring charge was not required because the effective yield of each loan receivable after the restructuring was equal to or greater than its effective yield prior to the restructuring.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC’s aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft BCC financed are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its rights under Chapter 11 to return BCC’s aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested that BCC restructure its financing terms as part of their ongoing efforts to emerge from bankruptcy. BCC is currently evaluating the request from United.

ATA Holdings Corp. At December 31, 2004 and 2003, ATA Holdings Corp. (ATA) accounted for $705 million and $743 million (7.3% and 7.3%) of BCC’s total portfolio. At December 31, 2004, the ATA portfolio primarily consisted of 12 finance leases for 757 aircraft and an investment in ATA mandatorily redeemable preferred stock with a face value of $50 million, which was written down to zero in 2004.

During the third quarter of 2004, BCC’s assessment of ATA’s continued financial difficulties led them to conclude that its portfolio of finance leases and note receivable with ATA were specifically impaired. Accordingly, in 2004, BCC increased its allowance for losses on receivables by approximately $49 million (an additional $38 million was recorded by the Other segment) in order to reserve for the amount by which the carrying value of the ATA related assets exceeded the assets’ collateral values. Additionally, during the third quarter of 2004, ATA requested that BCC restructure its finance lease terms and provide additional short-term financing support. On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757s under restructured terms and agreed to return eight of the 12 757s during the second half of 2005 and early 2006. The restructured lease terms with ATA, including ATA’s agreement to return the eight 757 aircraft starting in July 2005 are subject to approval by the bankruptcy court. ATA is obligated to pay rent on all aircraft until returned.

While BCC believes it has provided for an adequate allowance for losses on receivables on ATA’s finance leases and notes receivable, in the event that future negotiations or proceedings result in the return of a substantial number of aircraft, there could be a material adverse effect on our earnings, cash flows and/or financial position, at least until such time as the aircraft are sold or redeployed for adequate consideration.

Hawaiian Airlines, Inc. At December 31, 2004 and 2003, Hawaiian Airlines, Inc. (Hawaiian) accounted for $456 million and $506 million (4.7% and 5.0%) of BCC’s total portfolio. At December 31, 2004, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. In December 2003 and January 2004, BCC

permitted Hawaiian to return two 717 aircraft leased by BCC. These 717 aircraft were leased to a third party in the first quarter of 2004.

In September 2004, BCC reached an agreement with the bankruptcy trustee for the Hawaiian estate relating to the restructuring of all of its leases and on the amount of its unsecured claim resulting from Hawaiian’s bankruptcy. The claim amount represented costs and losses incurred by BCC for the period of time prior to the September 2004 settlement and losses that would be incurred by BCC based on the differences between the restructured and the original lease payments. On September 27, 2004, following a request by Hawaiian’s trustee, the bankruptcy court approved BCC’s unsecured claim against the Hawaiian estate and also approved the new terms of its restructured leases. In September 2004, BCC sold its unsecured claim to RC Aviation LLC (Ranch). In connection with the approval of its claim by the bankruptcy court, BCC recorded $35 million of income relating to recovered costs and lost revenues prior to the approval of the claim by the bankruptcy court. Additionally, as a result of BCC’s approval of claims for lost lease rental revenue, BCC recorded $31 million of unearned income associated with its 767 leases to Hawaiian. BCC recorded a provision for losses of $13 million due to the difference between the approved bankruptcy claim and the amount it received when it sold the claim. Prior to Hawaiian’s bankruptcy, BCC accounted for all of its 717 leases and two of its three 767 leases as finance leases. Subsequent to the approval of the restructured lease terms, BCC will continue to account for these leases as finance leases.

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

Summary Financial Information

(Dollars in millions)	2004	2003	2002
Revenues	$959	$991	$764
% of Total Company Revenues	2%	2%	1%
Operating Earnings	$183	$91	$35
Operating Margins	19.1%	9.2%	4.6%

At December 31,	2004	2003
Portfolio	$9,680	$10,118
% of Total Receivables in Valuation Allowance	4.2%	5.1%
Debt	$7,024	$9,177
Debt-to-Equity Ratio	5.0-to-1	4.7-to-1

Revenues BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals of investments and gains/losses on revaluation of derivatives.

The decrease in revenue in 2004 compared with 2003 was primarily attributable to lower new business volume. The increase in revenue in 2003 compared with 2002 was primarily attributable to growth in the portfolio.

Operating Earnings BCC’s operating earnings are presented net of interest expense, provision for losses adjustments, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in 2004 operating earnings was principally driven by a substantial decrease in the provision for losses from a provision of $151 million in 2003 to a recovery of $38 million in 2004 due to receivable recoveries and asset sales during 2004, lower charges related to receivable restructurings in 2004 compared with 2003, the mitigation of collateral exposure from agreements with certain customers, and refinements in portfolio measurements in 2004 and a decline in BCC’s receivables portfolio. The increase in net income was partially offset by a decrease in BCC’s total revenue and increases in operating expenses, higher asset impairment expense related primarily to the writedown of two investments and debt redemption costs.

As summarized in the following table, during the year ended December 31, 2004, we recognized pre-tax expenses of $165 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, of which $68 million related to BCC. For the same period in 2003, we recognized pre-tax expenses of $338 million, of which $272 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
2004
Provision (recovery) for losses	$(38)	$82	$44
Revaluation of equipment on operating lease or held for sale or re-lease	27	2	29
Other adjustments	79	13	92
	$68	$97	$165
2003
Provision for losses	$151	$61	$212
Revaluation of equipment on operating lease or held for sale or re-lease	100	5	105
Other adjustments	21		21
	$272	$66	$338

During 2004, BCC’s decrease in the provision for losses included a special reduction of $55 million offset by the normal monthly provision of $17 million. The primary factors contributing to this reduction in the provision for losses during the year ended December 31, 2004 were: $53 million of benefit from the mitigation of collateral exposure from agreements with certain customers; $28 million of net benefit due to refinements in the methodology for measuring collateral values; $11 million of net benefit due to the sale of various notes thus decreasing collateral exposure; and a $49 million increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment. The Other segment recorded an $82 million charge to earnings during the year ended December 31, 2004, compared to $61 million and $80 million during the same period in 2003 and 2002. The increase in the Other segment’s provision for losses during the year ended December 31, 2004 was due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves, which was primarily related to the determination that receivables from ATA were subject to a specific impairment.

Additionally, during the year ended December 31, 2004, BCC recorded pre-tax non-cash asset impairment-related charges totaling $106 million. This was comprised of $47 million related to an other-than-temporary impairment of a held-to-maturity investment in ATA maturing in 2015, $32 million related to the impairment of a D tranche EETC which finances aircraft with Delta, $16 million of specific impairment charges related primarily to aircraft trading and $11 million of valuation loss on one Boeing Business Jet reclassified from discontinued operations to continuing operations as a result of our decision to retain the aircraft in our executive fleet. During the same period of 2003, BCC recognized charges of $121 million, of which $21 million was due to the write-off of forward-starting interest rate swaps related to Hawaiian. During the same period of 2002, BCC recognized charges of $93 million. Additionally, the Other segment recognized charges of $15 million, $5 million, and $146 million during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the charge consisted of $13 million related to the decline in lease rates on certain aircraft and a charge of $2 million related to aircraft and equipment under operating lease and held for sale or re-lease. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

Other Segment

Other segment operating losses were $535 million during 2004 as compared to losses of $379 million during 2003. The increase in operating losses reflects increased costs of $36 million at Connexion by BoeingSM in conjunction with the launch of commercial services which began in May 2004, a $61 million write-off of depreciation related to a demolished building, an $18 million loss related to accounting for various real property transactions and increased employer taxes of $12 million related to our share value trust payout.

As of December 31, 2004, we had investments of approximately $3.4 billion. On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Consolidated Statements of Operations. (See Note 12.)

Research and development activities in the Other segment relates primarily to Connexion by BoeingSM. Research and development activities in the Other segment remained constant in 2004.

Astro Ltd., a wholly owned subsidiary, operates as a captive insurance company. This subsidiary enables certain of our exposures to be insured at the lowest possible cost to us. In addition, it provides flexibility to us in structuring our insurance and risk management programs and provides access to the reinsurance markets. Currently, Astro Ltd. insures a portion of our aviation liability, workers compensation, general liability, property, as well as various smaller risk liability insurances.

Critical Accounting Policies and Standards Issued and Not Yet Implemented

Application of Critical Accounting Policies

Contract Accounting

Contract accounting is used for development and production activities predominately by the A&WS, Network Systems, Support Systems and L&OS segments within IDS. These activities include the following products and systems: military aircraft, helicopters, missiles, space systems, missile defense systems, satellites, rocket engines, and information and battle management systems. The majority of business conducted in these segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses).

The majority of these contracts are with the U.S. Government. Generally the price is based on estimated cost to produce the product or service plus profit. The Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

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

During 2004, IDS’s gross margin performance fell within the historical range of plus or minus 0.5% change to gross margin. If the combined gross margin for all contracts in IDS for all of 2004 had been estimated to be higher or lower by 0.5%, it would have increased or decreased income for the year by approximately $152 million.

Program Accounting

We use program accounting to account for sales and cost of sales related to all our commercial airplane programs by the Commercial Airplanes segment. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs (including overhead), program tooling costs and warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and warranty costs for the total program. (See Commercial Airplanes discussion in the Accounting Quantity section.)

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

Our experience in the last two years, with all current programs being relatively mature, has been that estimated changes due to model mix, escalation, cost performance, and accounting quantity adjustments have resulted in a net range of plus or minus 1.0% for the combined cost of sales percentages of all commercial airplane programs. If combined cost of sales percentages for all commercial airplane programs for all of 2004 had been estimated to be higher or lower by 1.0%, it would have increased or decreased income for 2004 by approximately $180 million.

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

Based on the best market information available at the time, it is probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $116 million and $582 million at December 31, 2004 and 2003, respectively. Accounts payable and other liabilities included $25 million and $65 million at December 31, 2004 and 2003, respectively, which represents the exposure related to these trade-in commitments.

Using a measurement date of December 31, 2004, had the estimate of collateral value used to calculate our obligation related to trade-in commitments been 10% higher or lower than our actual assessment, accounts payable and other liabilities would have decreased or increased by approximately $9 million. We continually update our assessment of the likelihood of our trade-in aircraft purchase commitments and continue to monitor all these commitments for adverse developments.

Used aircraft acquired by the Commercial Airplanes segment are included in ‘Inventories’ at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in ‘Customer financing’, however, the valuation continues to be based on the lower of cost or market. The lower of cost or market assessment is performed quarterly using the process described above.

Asset valuation for equipment under operating lease, assets held for sale or re-lease, and collateral underlying receivables Included in ‘Customer financing’ assets are operating lease equipment, notes receivables and sales-type/financing leases. Sales-type/financing leases are treated as receivables and allowances are established in accordance with SFAS No. 13, Accounting for Leases and SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended.

We periodically assess the fair value of assets we own, including equipment under operating leases, assets held for sale or re-lease, and collateral underlying receivables to determine if their fair values are less than the related assets’ carrying values. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral values, are considered in determining the allowance for losses on receivables.

We use a median calculated from published collateral values from multiple external equipment appraisers based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases and held for sale or re-lease When events or circumstances indicate (and no less than annually), we review the carrying value of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. In 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease. We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use a median calculated from the published fair values from multiple external equipment appraisers based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value. Had the fair values of these assets deemed impaired during 2004 been 10% lower at the time each specific impairment had been taken, we estimate that the assets impairment expense would have increased by approximately $9 million. We are unable to predict the magnitude or likelihood of any future impairments.

Allowance for losses on receivables The allowance for losses on receivables (valuation allowance) is used to provide for potential impairment of receivables on the Consolidated Statements of Financial Position. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. We estimate our allowance for losses on receivables on the basis of two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment, and (b) pools of receivables that are evaluated for impairment.

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, third-party guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

The allocation for general purposes represents our best estimate of losses existing in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual customer credits, published historical default rates for different rating categories, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance attributable to the remaining pool of receivables (after excluding the receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure.

Prior to the third quarter of 2004, the collateral value was determined by averaging collateral values obtained from third-party equipment appraisers’ industry data. In the third quarter of 2004, we began determining the collateral value by calculating the median of those appraised values. The median value method provides a better weighted measure of aircraft collateral values. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Internal credit ratings are identified for each customer in the portfolio. Those ratings are updated based on public information and information obtained directly from our customers. Prior to the third quarter of 2004, we based the cumulative default rate on the weighted-average remaining life of the entire portfolio. In the third quarter of 2004, we began determining the cumulative default rate for each receivable based on its weighted-average remaining life. By measuring each receivable’s weighted-average remaining life as opposed to using a portfolio average, we have increased the overall accuracy of this measurement.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements, would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus and minus 15%. The resulting range of the credit-adjusted collateral exposure as of December 31, 2004, was approximately $382 million to $413 million. We adjusted the valuation allowance to $403 million at December 31, 2004.

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

The cash flow forecasts are adjusted by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation. Therefore, changes in the stock price may also affect the amount of impairment recorded. At the date of our previous impairment test, a 10% increase or decrease in the value of our common stock would have had no impact on the financial statements.

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

We use a discount rate that is based on a point-in-time estimate as of our September 30 annual measurement date. This rate is determined based on a review of long-term, high quality corporate bonds as of the measurement date and use of models that match projected benefit payments of our major U.S. pension and other postretirement plans to coupons and maturities from high quality bonds. A 25 basis point increase in the discount rate would decrease the 2004 pension and other postretirement liabilities by approximately $1.3 billion (3%) and $193 million (2%), respectively, and decrease the 2004 net periodic pension expense by approximately $21 million and increase other postretirement expense $4 million, respectively. A 25 basis point decrease in the discount rate would increase the 2004 pension and other postretirement liabilities by approximately $1.5 billion (4%) and $213 million (3%), respectively, and increase the 2004 net periodic pension and other post-retirement expense by approximately $14 million and $1 million, respectively.

Net periodic pension costs include an underlying expected long-term rate of asset return. In developing this assumption, we look at a number of factors, including asset class return by several of our trust fund investment advisors, long-term inflation assumptions, and long-term historical returns for our plans. The expected long-term rate of asset return is based on a diversified portfolio including domestic and international equities, fixed income, real estate, private equities and uncorrelated assets. Pension income or expense is especially sensitive to changes in the long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2004 pension income by approximately $85 million.

Net periodic costs for other postretirement plans include an assumption of the medical cost trend. To determine the medical trend we look at a combination of information including our future expected medical costs, recent medical costs over the past five years, and general expectations in the industry. The 2004 postretirement benefit obligation for non-pension plans reflects a small decrease in medical trend compared to the expected 2004 medical trend used in the 2003 measurement. Recent gains due to lower-than-expected increases in medical claims costs have created an unrecognized gain in 2004.

The assumed medical cost trend rates have a significant effect on the amounts reported for the health care plans. A 100 basis point increase in assumed medical cost trend rates would increase the 2004 other postretirement liabilities by approximately $727 million. A 100 basis point decrease in assumed medical cost trend rates would decrease the 2004 other postretirement liabilities by approximately $628 million. A 100 basis point increase in assumed medical cost trend rates would increase the 2004 other postretirement costs by approximately $71 million. A 100 basis point decrease in assumed health care cost trend rates would decrease the 2004 other postretirement costs by approximately $61 million.

Standards Issued and Not Yet Implemented

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Shared-Based Payment. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. While we previously adopted the fair value based method of accounting pursuant to SFAS No. 123, Accounting for Stock Based Compensation, SFAS No. 123R changes our method of measuring compensation expense for our Performance Shares from market price to fair value at grant date and requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures. We will early adopt the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. We believe the impact of applying an estimated forfeiture assumption to our unvested awards will not have a material effect on our financial statements.

Contingent Items

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We are also a defendant in suits filed by Lockheed Martin Corporation, ICO Global Communications, Ltd. and several of our employees. We believe, based upon current information, that the outcome of these disputes and investigations will not have a material adverse effect on our financial position, except as set forth in Note 23 to our Consolidated Financial Statements.

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

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3.2 billion as of December 31, 2004 and approximately $2.4 billion at December 31, 2003.

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns and the launch of the 787 program and U.S. and foreign government procurement activities, including the uncertainty associated with the procurement of tankers by the U.S. DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes, changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal and investigatory proceedings; tax settlements with the IRS and various states; USAF review of previously awarded contracts; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Quarterly Reports on Form 10-Q for the period ending March 31, 2004, June 30, 2004 and Sept. 30, 2004.

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

At December 31, 2004, the book values of BCC’s assets and liabilities were approximately $10.3 billion and $8.9 billion, respectively. BCC measures and manages its interest rate risk by estimating the potential changes in twelve-month net interest income and in the current discounted value of the assets and liabilities based on the cash flows projected from each. At December 31, 2004, we estimated that if market interest rates for all maturities were affected by an immediate, one-time, 100-basis-point increase, BCC’s net earnings, taking into account increases in both revenue and interest expense, would have changed by an amount that is immaterial to the results of operations. Additionally, although the assets and liabilities impacted by a change in interest rates are generally not traded, BCC estimated that the net present value of these assets and liabilities would have changed by an amount that is immaterial to its financial position.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2004, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in an incremental unrealized loss of $60.0 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Commodity price risk

We are subject to commodity price risk relating principally to energy used in production. We periodically use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

Item 8. Consolidated Statements of Operations

(Dollars in millions, except per share data)
Year Ended December 31,	2004	2003	2002
Sales of products	$43,960	$41,389	$46,317
Sales of services	8,497	8,867	7,514
Total Revenues	52,457	50,256	53,831

Cost of products	(37,443)	(35,100)	(39,149)
Cost of services	(7,232)	(8,692)	(6,336)
Boeing Capital Corporation interest expense	(350)	(358)	(319)
Total costs and expenses	(45,025)	(44,150)	(45,804)
	7,432	6,106	8,027
Income/(loss) from operating investments, net	91	28	(49)
General and administrative expense	(3,081)	(2,744)	(2,512)
Research and development expense	(1,879)	(1,651)	(1,639)
Gain on dispositions, net	23	7	44
Share-based plans expense	(576)	(456)	(447)
Goodwill impairment	(3)	(913)
Impact of September 11, 2001, recoveries		21	2
Earnings from continuing operations	2,007	398	3,426
Other income, net	288	460	37
Interest and debt expense	(335)	(358)	(320)
Earnings before income taxes	1,960	500	3,143
Income tax (expense)/benefit	(140)	185	(847)
Net earnings from continuing operations	1,820	685	2,296
Income from discontinued operations, net of taxes	10	33	23
Net gain on disposal of discontinued operations, net of taxes	42
Cumulative effect of accounting change, net of taxes			(1,827)
Net earnings	$1,872	$718	$492

Basic earnings per share from continuing operations	$2.27	$0.86	$2.87
Income from discontinued operations, net of taxes	0.01	0.04	0.03
Net gain on disposal of discontinued operations, net of taxes	0.05
Cumulative effect of accounting change, net of taxes			(2.28)
Basic earnings per share	$2.33	$0.90	$0.62

Diluted earnings per share from continuing operations	$2.24	$0.85	$2.84
Income from discontinued operations, net of taxes	0.01	0.04	0.03
Net gain on disposal of discontinued operations, net of taxes	0.05
Cumulative effect of accounting change, net of taxes			(2.26)
Diluted earnings per share	$2.30	$0.89	$0.61

See notes to consolidated financial statements on pages 67 – 128.

Consolidated Statements of Financial Position

(Dollars in millions except per share data) December 31,	2004	2003
Assets
Cash and cash equivalents	$3,204	$4,633
Short-term investments	319
Accounts receivable	4,653	4,466
Current portion of customer financing	616	857
Income taxes receivable		199
Deferred income taxes	1,991	1,716
Inventories, net of advances and progress billings	4,247	5,338
Assets of discontinued operations	70	2,082
Total current assets	15,100	19,291
Customer financing	10,385	10,057
Property, plant and equipment, net	8,443	8,597
Goodwill	1,948	1,913
Other acquired intangibles, net	955	1,035
Prepaid pension expense	12,588	8,542
Deferred income taxes	154	1,242
Investments	3,050	646
Other assets	1,340	1,663
	$53,963	$52,986

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$14,869	$13,514
Advances in excess of related costs	4,123	3,464
Income taxes payable	522	277
Short-term debt and current portion of long-term debt	1,321	1,144
Total current liabilities	20,835	18,399
Deferred income taxes	1,090
Accrued retiree health care	5,959	5,745
Accrued pension plan liability	3,169	6,629
Deferred lease income	745	775
Long-term debt	10,879	13,299
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	3,420	2,880
Treasury shares, at cost – 179,686,231 and 170,388,053	(8,810)	(8,322)
Retained earnings	15,565	14,407
Accumulated other comprehensive income/(loss)	(1,925)	(4,145)
ShareValue Trust Shares – 38,982,205 and 41,203,694	(2,023)	(1,740)
Total shareholders’ equity	11,286	8,139
	$53,963	$52,986

See notes to consolidated financial statements on pages 67 – 128.

Consolidated Statements of Cash Flows

(Dollars in millions)
Year ended December 31	2004	2003	2002
Cash flows – operating activities:
Net earnings	$1,872	$718	$492
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Non-cash items:
Impairment of goodwill	3	913	2,410
Share-based plans expense	576	456	447
Depreciation	1,412	1,306	1,362
Amortization of other acquired intangibles	97	94	88
Amortization of debt discount/premium and issuance costs	15	18	12
Pension expense/(income)	335	(147)	(526)
Investment/asset impairment charges, net	122	153	352
Customer financing valuation provision	45	216	192
Net gain on disposal of discontinued operations	(66)
(Gain)/loss on dispositions, net	(23)	2	(39)
Other charges and credits, net	539	63	(17)
Non cash adjustments related to discontinued operations	15	63	76
Changes in assets and liabilities –
Accounts receivable	(241)	357	(155)
Inventories, net of advances, progress billings and reserves	611	493	1,507
Accounts payable and other liabilities	862	(225)	(441)
Advances in excess of related costs	659	341	(898)
Income taxes receivable, payable and deferred	1,086	320	322
Deferred lease income	(30)	233	(80)
Prepaid pension expense	(4,355)	(1,728)	(340)
Goodwill	(3)	(3)
Other acquired intangibles, net	(1)	(2)
Accrued retiree health care	214	311	67
Customer financing, net	(421)	(1,316)	(2,038)
Other	135	73	(457)
Net cash provided by operating activities	3,458	2,709	2,336

Cash flows – investing activities:
Discontinued operations customer financing, additions		(333)	(591)
Discontinued operations customer financing, reductions	174	558	440
Property, plant and equipment, net additions	(978)	(741)	(1,001)
Acquisitions, net of cash acquired	(34)	289	(22)
Proceeds from dispositions of discontinued operations	2,017
Proceeds from dispositions	194	186	157
Contributions to investments	(4,142)	(102)	(505)
Proceeds from investments	1,400	255	140
Net cash (used)/provided by investing activities	(1,369)	112	(1,382)

Cash flows – financing activities:
New borrowings		2,042	2,814
Debt repayments	(2,208)	(2,024)	(1,564)
Common shares repurchased	(752)
Stock options exercised, other	90	33	67
Dividends paid	(648)	(572)	(571)
Net cash (used)/provided by financing activities	(3,518)	(521)	746

Net increase/(decrease) in cash and cash equivalents	(1,429)	2,300	1,700
Cash and cash equivalents at beginning of year	4,633	2,333	633
Cash and cash equivalents at end of year	$3,204	$4,633	$2,333

See notes to consolidated financial statements on pages 67 – 128.

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Comprehensive Income / (Loss)
Balance January 1, 2002	$1,975	$(8,509)	$(1,552)	$(485)	$14,340	$2,344
Share-based compensation	447
Tax benefit related to share-based plans	8
ShareValue Trust market value adjustment	(228)		228
Treasury shares issued for share-based plans, net	(61)	112
Net earnings					492	492
Cash dividends declared ($0.68 per share)					(570)
Minimum pension liability adjustment, net of tax of $2,084				(3,663)		(3,663)
Reclassification adjustment for losses realized in
net earnings, net of tax of $(15)				25		25
Unrealized holding loss, net of tax of $2				(3)		(3)
Gain on derivative instruments, net of tax of $(37)				61		61
Currency translation adjustment				20		20
Balance December 31, 2002	$2,141	$(8,397)	$(1,324)	$(4,045)	$14,262	$(3,068)
Share-based compensation	456
Tax benefit related to share-based plans	(79)
ShareValue Trust market value adjustment	416		(416)
Treasury shares issued for share-based plans, net	(54)	75
Net earnings					718	718
Cash dividends declared ($0.68 per share)					(573)
Minimum pension liability adjustment, net of tax of $132				(222)		(222)
Reclassification adjustment of losses
realized in net earnings, net of tax of $(11)				20		20
Unrealized holding gain, net of tax of $(1)				3		3
Gain on derivative instruments, net of tax of $(18)				32		32
Currency translation adjustment				67		67
Balance December 31, 2003	$2,880	$(8,322)	$(1,740)	$(4,145)	$14,407	$618
Share-based compensation	576
Tax benefit related to share-based plans	13
Shares paid out, net of fees			143
ShareValue Trust market value adjustment	283		(426)
Treasury shares issued for share-based plans, net	(332)	264
Treasury shares repurchased		(752)
Net earnings					1,872	1,872
Cash dividends declared ($0.85 per share)					(714)
Minimum pension liability adjustment, net of tax of $(1,257)				2,188		2,188
Reclassification adjustment for losses
realized in net earnings, net of taxes of $(12)				21		21
Gain on derivative instruments, net of tax of $(8)				14		14
Unrealized loss on certain investments,
net of tax of $18				(34)		(34)
Currency translation adjustment				31		31
Balance December 31, 2004	$3,420	$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092

See notes to consolidated financial statements on pages 67 – 128.

The issued common shares were 1,011,870,159 as of December 31, 2004, 2003 and 2002. The par value of these shares was $5,059 for the same periods. Treasury shares as of December 31, 2004, 2003 and 2002 were 179,686,231, 170,388,053 and 171,834,950. There were 14,708,856 treasury shares acquired for the year ended December 31, 2004 and no treasury shares acquired for the years ended December 31, 2003 and 2002. Treasury shares issued for share-based plans for the years ended December 31, 2004, 2003 and 2002, were 5,410,678, 1,451,897 and 2,454,770. ShareValue Trust shares as of December 31, 2004, 2003 and 2002, were 38,982,205, 41,203,694 and 40,373,809. ShareValue Trust shares acquired from dividend reinvestment were 645,866, 829,884 and 682,794 for the same periods. There was a Share Value Trust payout of 2,867,355 shares (gross) during the year ended December 31, 2004 and no payout for the years ended December 31, 2003 and 2002. Unearned compensation was $0 as of December 31, 2004, 2003 and 2002. The changes in unearned compensation for the same periods were $0, $0, and $3, attributable to amortization and forfeitures.

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings (loss) except for the $21, $20, and $25 reclassification adjustment, for losses realized in net earnings, net of tax, of which $10, $20, and $0 relate to derivatives and $11, $0, and $25 relate to investments, during the years ended December 31, 2004, 2003, and 2002.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003, 2002

(Dollars in millions except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of consolidation

Our consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. Investments in joint ventures for which we do not have control or are not the primary beneficiary, but have the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. Accordingly, our share of net earnings and losses from these ventures is included in the Consolidated Statements of Operations. Intracompany profits, transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior periods to conform with current reporting. As discussed in Note 26, the presentation of our Consolidated Statements of Cash Flows has been adjusted for the reclassification of customer financing transactions associated with Boeing Capital Corporation (BCC). The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand-alone financial statements. The amounts for prior periods have been reclassified to be consistent with current year presentation.

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

Operating Cycle

For classification of current assets and liabilities, we elected to use the duration of the related contract as our operating cycle which is generally longer than one year.

Revenue Recognition

Contract accounting Contract accounting is used for development and production activities predominately by the Aircraft and Weapons Systems (A&WS), Network Systems, Support Systems, and Launch and Orbital Systems (L&OS) segments within Integrated Defense Systems (IDS). These activities include the following products and systems: military aircraft, helicopters, missiles, space systems, missile defense systems, satellites, rocket engines, and information and battle management systems. The majority of business conducted in these segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each sale contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Sales related to contracts with fixed prices are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. The majority of these contracts are with the U.S. Government. The Federal

Acquisition regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program accounting We use program accounting to account for sales and cost of sales related to all our commercial airplane programs by the Commercial Airplanes segment. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling costs and warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and warranty costs for the total program.

We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer.

Service revenue Service revenue is recognized when the service is performed. This method is predominately used by our Support Systems, L&OS and Commercial Airplanes segments. Service activities include the following: Delta launches, ongoing maintenance of International Space Station, Space Shuttle and explosive detection systems, support agreements associated with military aircraft and helicopter contracts and technical and flight operation services for commercial aircraft. BCC lease and financing revenue is also included in ‘Service revenue’ on the Consolidated Statements of Operations. See the ‘Lease and financing arrangements’ section below for a discussion of BCC’s revenue recognition policies.

Lease and financing arrangements Lease and financing arrangements are used predominately by BCC, our wholly-owned subsidiary, and consist of sales-type/financing leases, operating leases and notes receivable. Revenue and interest income are recognized for our various types of leases and notes receivable as follows:

Sales-type/financing leases At lease inception, we record an asset (“net investment”) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment and unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates.

Operating leases Revenue on the leased aircraft and equipment representing rental fees and financing charges is recorded on a straight-line basis over the term of the lease.

Notes receivable At commencement of a note receivable issued for the purchase of aircraft or equipment, we record the note and any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Research and development

Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred unless the costs are related to certain contractual arrangements. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy.

During the year ended December 31, 2004, we have established cost sharing arrangements with some suppliers for the 787 that will enhance our internal development capabilities and offset a substantial portion of the financial risk of developing the 787 product. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design and testing activities during the development of the 787. In each arrangement, we will retain substantial rights to the 787 part or component covered by the arrangement.

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements, we have recorded the amounts received from these cost sharing arrangements as a reduction to research and development expenses. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs will be typically based on milestones and will be recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone the amount will be classified as liability until earned.

Share-based compensation

We use a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as described in Note 17. Our primary types of share-based compensation consist of stock options, ShareValue Trust distributions and Performance Shares. We value stock options issued based upon an option-pricing model and recognize this fair value as an expense over the period in which the options service period. Potential distributions from the ShareValue Trust have been valued based upon an option-pricing model, with the related expense recognized over the life of the trust. Share-based expense associated with Performance Shares is determined based on the market value of our stock at the time of the award applied to the maximum number of shares contingently issuable based on stock price, and is amortized over a five-year period.

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, there remain certain positions that are probable to be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Postretirement plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other post-retirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). Not all net periodic pension income or expense is recognized in net earnings in the year incurred because it is allocated to production as product costs, and a portion remains in inventory at the end of a reporting period. We amortize gains and losses, which occur when actual experience differs from actuarial assumptions, over the average future service period of employees. Our funding policy for pension plans is to contribute, at a minimum, the statutorily required amount.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments, such as certificates of deposit, time deposits, and other money market instruments, which have original maturities of less than three months. We aggregate our cash balances by bank, and reclassify any negative balances to a liability account presented as a component of accounts payable.

Inventories

Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling costs, and applicable overhead, which includes fringe benefits, production related indirect and plant management salaries and plant services, not in excess of estimated net realizable value. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year.

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

Assets of discontinued operations

Assets to be disposed of that meet all of the criteria to be classified as held for sale as set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, are reported at the lower of their carrying amounts or fair values less cost to sell. Assets are not depreciated while they are classified as held for sale. Assets held for sale that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of our assets are reported in discontinued operations when (a) it is determined that the operations and cash flows of the assets will be eliminated from our on-going operations and (b) we will not have any significant continuing involvement in the operations of the assets after the disposal transaction.

Property, plant and equipment (including operating lease equipment)

Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 3 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition. Aircraft financing operating lease equipment is recorded at cost and depreciated over the term of the lease or projected economic life of the equipment, primarily on a straight-line basis, to an estimated residual or salvage value.

We review long-lived assets, which includes property, plant and equipment and operating lease equipment, for impairments in accordance with SFAS No. 144. Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell. Long-lived assets held for use are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

We classify investments as either operating or non-operating. Operating investments are strategic in nature, which means they are integral components of our operations. Non-operating investments are those we hold for non-strategic purposes. Earnings from operating investments, including our share of income or loss from certain equity method investments, income from cost method investments, and any gain/loss on the disposition of investments, are recorded in ‘Income/(loss) from operating investments, net’. Earnings from non-operating investments, including marketable debt and equity securities, are recorded in ‘Other income, net’ on the Consolidated Statements of Operations.

Certain investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available-for-sale securities include debt and equity securities and enhanced equipment trust certificates (EETCs). Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of ‘Accumulated other comprehensive income’ on the Consolidated Statements of Financial Position. As discussed in Note 12, prior to the fourth quarter of 2004, held-to-maturity securities included EETCs and debentures for which we had the positive intent and ability to hold to maturity. Held-to-maturity securities were reported at amortized cost. We may transfer held-to-maturity securities to available-for-sale securities when there are changes in certain circumstances, as permitted by SFAS No. 115, or when other events that are isolated, nonrecurring and unusual occur without requiring our entire portfolio of held-to-maturity securities to be transferred to available-for-sale. However, if we do not meet the circumstances permitted by SFAS No. 115, our entire portfolio of held-to-maturity securities are transferred to available-for-sale. Debt and equity securities are continually assessed for impairment. To determine if an impairment is other than temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity, credit reviews and analyses of the counter-parties. Other than temporary losses on operating investments are recorded in ‘Cost of products and services’ and other than temporary losses on non-operating investments are recorded in ‘Other income, net’.

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

Our finite-lived acquired intangible assets are amortized on a straight-line method and include the following: developed technology, 5 to 12 years; product know-how, 30 years; customer base, 10 to 15 years; and other, 5 to 17 years. In accordance with SFAS No. 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Derivatives

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. We record our interest rate and foreign currency swaps at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. For derivatives designated as hedges of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of accumulated other comprehensive income/loss) and is subsequently reclassified into earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments as well as other derivatives not receiving hedge treatment the changes in fair value are recorded in earnings.

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

Used aircraft acquired by the Commercial Airplanes segment are included in ‘Inventories’ at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in ‘Customer financing,’ however, the valuation continues to be based on the lower of cost or market. The lower of cost or market assessment is performed quarterly using the process described above.

Asset valuation for equipment under operating lease, assets held for sale or re-lease and collateral underlying receivables Included in ‘Customer financing’ are operating lease equipment, notes receivables and sales-type/financing leases. Sales-type/financing leases are treated as receivables, and allowances are established in accordance with SFAS No. 13, Accounting for Leases and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, as amended.

We periodically assess the fair value of the assets we own, including equipment under operating leases, assets held for sale or re-lease and collateral underlying receivables, to determine if their fair values are less than the related assets’ carrying values. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral value, are considered in determining the allowance for losses on receivables.

We use a median calculated from published collateral values from multiple external equipment appraisers based on the type and age of the aircraft to determine the fair value of aircraft.

Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for equipment under operating leases and held for sale or re-lease When events or circumstances indicate (and no less than annually), we review the carrying value of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. In 2004, we reviewed all aircraft and equipment under operating lease and held for sale or re-lease. We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of asset impairment expense recorded is the excess of the carrying value less asset value guarantees, if applicable, over the fair value of the asset. For aircraft assets, we use a median calculated from the published fair values from multiple external equipment appraisers based on the type and age of the asset to determine the fair value. However, if the features or use of the aircraft varies significantly from the generic aircraft attributes covered by outside publications, we apply judgment based on the attributes of the specific aircraft to determine fair value.

Allowance for losses on receivables The allowance for losses on receivables is a valuation account used to provide for potential impairment of receivables in our portfolio. The balance is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) pools of receivables that are evaluated for impairment.

We determine a receivable is impaired when, based on current information and events, it is probable that we will be unable to collect amounts due according to the original contractual terms of the receivable agreement, without regard to any subsequent restructurings. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. We determine a specific impairment allowance based on the difference between the carrying value of the receivable and the estimated fair value of the related collateral. Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, third-party guarantees (if applicable) and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates and values or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

The allocation for general purposes represents our best estimate of losses existing in the remaining receivables considering delinquencies, loss experience, collateral values, guarantees, risk of individual customer credits, published historical default rates for different rating categories, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance attributable to the remaining pool of receivables (after excluding the receivables subject to a specific allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure.

Prior to the third quarter of 2004, the collateral value was determined by averaging collateral values obtained from third-party equipment appraisers’ industry data. In the third quarter of 2004, we began determining the collateral value by calculating the median of those appraised values. The median value method provides a better weighted measure of aircraft collateral values. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Internal credit ratings are identified for each customer in the portfolio. Those ratings are updated based on public information and information obtained directly from our customers. Prior to the third quarter of 2004, we based the cumulative default rate on the weighted-average remaining life of the entire portfolio. In the third quarter of 2004, we began determining the cumulative default rate for each receivable based on its weighted-average remaining life. By measuring each receivable’s weighted-average remaining life as opposed to using a portfolio average, we have increased the overall accuracy of this measurement.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements, would for example permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Postemployment plans

We account for postemployment benefits, such as severance or job training, under SFAS No.112, Employer’s Accounting for Postemployment Benefits. A liability for postemployment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Asset retirement obligations

SFAS No. 143, Accounting for Asset Retirement Obligations, became effective on January 1, 2003. Under SFAS No. 143, obligations associated with the retirement of long-lived assets are recorded when there is a legal obligation to incur such costs. Upon initial recognition of a liability, the cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. SFAS No. 143 did not have a significant impact on our financial position or results of operations upon adoption. The Financial Accounting Standards Board (FASB) is now considering an exposure draft clarifying that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143 and would be recognized if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability.

Any known asset retirement obligation for which the liability’s fair value can be reasonably estimated has been recorded in the consolidated financial statements. We have certain known conditional asset retirement obligations, such as asbestos remediation activities to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. These obligations have not been recorded in the consolidated financial statements per SFAS No. 143. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. In addition, there may be conditional asset retirement obligations that we have not yet discovered (e.g. asbestos may exist in certain buildings but we have not become aware of it through the normal course of business), and therefore, these obligations also have not been included in the consolidated financial statements.

Note 2 – Standards Issued and Not Yet Implemented

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that allocation of fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Shared-Based Payment. This Standard requires companies to measure share-based payments at grant-date fair value and recognize the compensation expense in their financial statements. While we previously adopted the fair value based method of accounting pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R changes our method of measuring compensation expense for our Performance Shares from market price to fair value at grant date and requires a forfeiture assumption for our unvested awards. Additionally, SFAS No. 123R amends the presentation of the statement of cash flows and requires additional annual disclosures. We will early adopt the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. We believe the impact of applying an estimated forfeiture assumption to our uvested awards will not have a material effect on our financial statements.

Note 3 – 717 Program Completion

On January 12, 2005 we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $385, of which $280 is incorporated in the 2004 fourth quarter and year end results.

Of the $280 charge that was incorporated in the 2004 fourth quarter and year end results, supplier termination charges were $171; production disruption and related charges were $36; pension/post-retirement curtailment charges were $43; and severance charges were $30. Of the $105 charge that is expected to be recorded in periods subsequent to 2004, pension settlement charges are estimated to be $60 and plant shutdown charges are estimated to be $45. The termination of the 717 line will result in $385 of cash expenditures that are expected to occur during 2005 through 2007. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available.

Note 4 – Goodwill and Acquired Intangibles

During the fourth quarter of 2004, a developed technology within IDS in our other acquired intangible assets was no longer needed and we were unable to use this technology within any other program; therefore, we recognized an impairment loss of $4 for other acquired intagible assets.

On May 4, 2004, we acquired a developer of unmanned aerial vehicles into our A&WS segment which is reported within IDS. This resulted in $11 of goodwill. During the third and fourth quarter of 2004 we had a purchase adjustment of $24 and $1 related to contractual reach forward losses.

On March 3, 2004, we announced that effective April 1, 2004, Air Traffic Management (ATM) was absorbed into Phantom Works advanced researched and development division which is included within Boeing Technology and is reported in our ‘Other’ segment. On April 1, 2004, we performed annual impairment testing on our goodwill and indefinite-lived intangible assets which resulted in an impairment of the $3 of goodwill previously assigned to ATM.

We reorganized our Military Aircraft and Missile Systems and Space and Communications segments into IDS. This reorganization triggered a goodwill impairment analysis as of January 1, 2003. Our analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge during the three months ended March 31, 2003 of $913 ($818 net of tax). This charge related to our segments as follows: L&OS $572 and Commercial Airplanes $341.

This impairment charge related to L&OS resulted during an internal reorganization, when the SFAS No. 142 reportable segments, operating segments, and reporting unit designations changed, causing significantly different relationships between reporting unit carrying values and fair values. Specifically, the new L&OS reporting unit was created by combining six pre-existing reporting units: Boeing Satellite Systems, Human Space Flight & Exploration, Expendable Launch Systems, USA joint venture, Rocketdyne Propulsion & Power, and Sea Launch joint venture. The carrying value of one of these reporting units, Boeing Satellite Systems, exceeded its fair value resulting in the goodwill balances at this reporting unit being fully impaired during calendar year 2002. However, the carrying values of the other five reporting units were less than their fair values, so the goodwill balances at these reporting units were not impaired during calendar year 2002. In addition, the Board of Directors approved in early 2003 our long range business plan which included downward revisions to cash flow projections for the L&OS reporting unit. The combination of these factors resulted in the newly created L&OS reporting unit having a carrying value that exceeded its fair value, prompting recognition of the goodwill impairment charge of $572.

The impairment charge related to our Commercial Airplanes segment was due to the reductions in the cash flow prospects and computed fair values of certain reporting units within Commercial Aviation Services.

As a result of adopting SFAS No. 142 on January 1, 2002, we recorded a transitional goodwill impairment charge during the first quarter of 2002 of $2,410 ($1,827 net of tax), presented as a cumulative effect of accounting change. This charge related to our segments as follows: L&OS $1,586; Commercial Airplanes $430; and Other $394. The Other segment charge related to Connexion by BoeingSM and ATM.

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2004, were as follows:

	December 31, 2003	Goodwill Adjustments[1]	New Acquisitions	Impairment Losses	December 31, 2004
Commercial Airplanes	$282				$282
Aircraft and Weapon Systems	317	$25	$11		353
Network Systems	1,194	2			1,196
Support Systems	117				117
Other	3			$(3)
	$1,913	$27	$11	$(3)	$1,948

[1]	The Goodwill Adjustments represents purchase price adjustments.

Our finite-lived acquired intangible assets are being amortized on a straight-line basis over the following weighted-average useful lives:

Weighted- Average Useful Life
Product know-how	30
Customer base	14
Developed technology	10
Other	12

The gross carrying amounts and accumulated amortization of our other acquired intangible assets were as follows at December 31:

	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$578	$256	$566	$195
Product know-how	308	44	308	33
Customer base	106	29	106	22
Other	150	55	144	36
	$1,142	$384	$1,124	$286

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2004 and 2003 was $97 and $94. Estimated amortization expense for the five succeeding years are as follows:

Estimated Amortization Expense
2005	$88
2006	82
2007	82
2008	82
2009	81

As of December 31, 2004 and 2003, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 5 – Earnings Per Share

During the second quarter of 2004, we adopted Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which did not have a material effect on our earnings per share.

Basic earnings per share is calculated by the sum of (1) net income less dividends paid divided by the basic weighted-average shares outstanding and (2) dividends paid divided by the weighted-average shares outstanding. Basic weighted-average shares outstanding is based on the weighted-average number of shares outstanding as well as participating securities that reduce basic earnings per share and excludes treasury shares and the outstanding shares held by the ShareValue Trust not committed for distribution. Participating securities consist of vested stock units associated with our deferred compensation plans.

Diluted earnings per share is calculated by dividing net income by the diluted weighted-average shares outstanding. Diluted weighted-average shares outstanding is based on that same number of basic weighted shares outstanding shares plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. These potential common shares are included in the computation of diluted shares outstanding if they would reduce earnings per share.

The weighted-average number of shares outstanding (in millions) for the years ended December 31, used to compute earnings per share are as follows:

	2004	2003	2002
Weighted-average shares outstanding	800.2	800.1	799.0
Participating securities	6.8	5.3	5.0
Basic weighted-average shares outstanding	807.0	805.4	804.0
Diluted potential common shares	6.0	3.5	4.4
Diluted weighted-average shares outstanding	813.0	808.9	808.4

The weighted-average number of shares outstanding for the year ended December 31 (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	2004	2003	2002
Stock options	10.9	25.0	22.5
Stock units		0.2	0.1
Performance Shares	28.6	24.2	19.0
ShareValue Trust	38.4	41.2	40.4

Note 6 – Income Taxes

The (benefit)/expense for taxes on income consisted of the following:

Year ended December 31,	2004	2003	2002
U.S. Federal
Taxes paid or currently payable	$(435)	$(1,923)	$432
Change in deferred taxes	787	1,707	449
	352	(216)	881
State
Taxes paid or currently payable	(58)	(33)	(79)
Change in deferred taxes	(154)	64	45
	(212)	31	(34)
Income tax (benefit)/expense	$140	$(185)	$847

The following is a reconciliation of the tax derived by applying the U.S. federal statutory rate of 35% to the earnings before income taxes and comparing that to the recorded income tax (benefit)/expense:

Year ended December 31,	2004	2003	2002
U.S. federal statutory tax	$686	$175	$1,100
Foreign Sales Corporation/Extraterritorial Income tax benefit	(168)	(115)	(195)
Research benefit	(28)	(37)	(28)
Non-deductibility of goodwill	2	229
Federal audit settlement	(147)	(456)
Charitable contributions	(9)	(13)	(15)
Tax-deductible dividends	(17)	(14)
State income tax provision, net of effect on U.S. federal tax	(138)	21	(22)
Other provision adjustments	(41)	25	7
Income tax (benefit)/expense	$140	$(185)	$847

The 2004 effective income tax rate of 7.1% differed from the federal statutory tax rate of 35%, due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, tax benefits from a settlement with the Internal Revenue Service (IRS) of the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments.

The effective income tax rates for 2003 and 2002 also vary from the federal statutory tax rate due to FSC and ETI benefits, tax credits, state income taxes, and in 2003, favorable resolution of IRS audit issues and the non-deductibility for tax purposes of certain portions of goodwill impairment charges.

The components of net deferred tax assets at December 31 were as follows:

	2004	2003
Deferred tax assets	$8,583	$10,084
Deferred tax liabilities	(7,516)	(7,110)
Valuation allowance	(12)	(16)
Net deferred tax assets	$1,055	$2,958

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2004	2003
Other comprehensive income (net of valuation allowances of $12 and $16)	$1,150	$2,415
Retiree health care accruals	2,212	2,073
Inventory and long-term contract methods of income recognition	1,188	1,693
Other employee benefits accruals	1,276	842
In-process research and development related to acquisitions	142	156
Net operating loss, credit, and charitable contribution carryovers	587	118
Pension benefit accruals	(4,332)	(2,826)
Customer and commercial financing	(1,168)	(1,513)
Net deferred tax assets	$1,055	$2,958

Of the deferred tax asset for net operating loss, credit, and charitable contribution carryovers, $435 expires in years ending from December 31, 2005 through December 31, 2024 and $152 may be carried over indefinitely.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested in those operations. It is not practicable to estimate the amount of additional taxes that may be payable upon distribution.

Within the Consolidated Statements of Operations is Other income/expense which consists primarily of interest income received from tax refunds.

IRS Audit Overview

IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation.

During 2004 we received $896 relating to federal income tax refunds for which estimated accruals had primarily been recorded in prior periods. Of this amount, $681 related to the 2003 federal tax return. $104 related to a settlement of the 1996 tax year and the 1997 partial tax year for McDonnell Douglas Corporation, $69 related to a settlement of the 1983 through 1987 tax years, and $1 related to the 1985 tax year. The balance of $41 relates to a partial settlement of the 1986 through 1997 Boeing Company audit and was recorded in the year ended December 31, 2004. In addition, $217 of interest income associated with the tax refunds was received and recorded in the Consolidated Statements of Operations. Of the $217 of interest income received, $40 was recorded in 2003 and the balance was recorded during 2004. In addition to the cash received above, we are awaiting the receipt of an additional $124 of federal net income tax refund and $42 of interest for the settlement of the years 1986 through 1997 which have already been accrued during the year ended December 31, 2004.

Net income tax (refunds)/payments were $(903), $(507) and $(49) in 2004, 2003 and 2002, respectively.

Tax Accruals

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for the potential tax assessments primarily recorded in current tax liabilities total $1,678 and $1,507 at December 31, 2004 and 2003, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•

The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC and ETI tax rules, the amount of research and development tax credits claimed, deductions associated with employee benefit plans, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $1,412 at December 31, 2004, and $1,229 at December 31, 2003.

•

The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $214 at December 31, 2004, and $226 at December 31, 2003, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $52 at December 31, 2004, and $52 at December 31, 2003.

Legislative Update

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. In return, the Act also provides for a two-year phase-out (except for certain pre-existing binding contracts) of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. The European Union (EU) believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these transitional provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings pending the final resolution of this matter. Additionally, the Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations.

On December 21, 2004, FASB Staff Position (FSP) No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-1 clarifies that this tax deduction should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on our tax return beginning in 2005. As regulations are still pending, we have been unable to quantify this impact.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of December 31, 2004, management had not decided on whether, and to what extent we might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Based on our analysis of the Act, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate some amount of earnings between $0 to $350 with the respective tax liability ranging from $0 to $26. We expect to be in a position to finalize our assessment by June 30, 2005.

Note 7 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2004	2003
U.S. Government contracts	$2,701	$2,493
Commercial and customers	985	866
Other	1,075	1,202
Less valuation allowance	(108)	(95)
	$4,653	$4,466

The following table summarizes our accounts receivable under U.S. Government contracts that were not billable or related to outstanding claims as of December 31:

	2004	2003
Unbillable
Current	$366	$505
Expected to be collected after one year	399	147
	$765	$652

Claims
Current	$8	$14
Expected to be collected after one year	23	21
	$31	$35

Unbillable receivables on U.S. Government contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.

As of December 31, 2004 and 2003, other accounts receivable included $671 and $553 of reinsurance receivables held by Astro Ltd., a wholly-owned subsidiary, that operates as a captive insurance company. Currently, Astro Ltd. insures aviation liability, workers compensation, general liability, property, as well as various other smaller risk liability insurances.

Note 8 – Inventories

Inventories at December 31 consisted of the following:

	2004	2003
Long-term contracts in progress	$11,258	$10,228
Commercial aircraft programs	6,049	6,448
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	1,884	2,596
	19,191	19,272
Less advances and progress billings	(14,944)	(13,934)
	$4,247	$5,338

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2004 and 2003, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $233 subject to claims or other uncertainties primarily relating to the A-12 program as of December 31, 2004 and 2003.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $665 and $543 as of December 31, 2004 and 2003. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances received on aircraft to be delivered. However to the extent early issue sales consideration exceeds advances these amounts may not be recoverable and would be recognized as a current period expense. As of December 31, 2004 and 2003, the amount of early issue sales consideration net of advance of deposits included in commercial aircraft program inventory amounted to $123 and $154.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units determined as described in Note 1 represent deferred production costs. As of December 31, 2004 and 2003, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

	2004	2003
Deferred production costs	$703	$794
Unamortized tooling	485	582

During the years ended December 31, 2004 and 2003, we purchased $298 and $746 of used aircraft. Used aircraft in inventory totaled $162 and $819 as of December 31, 2004 and 2003.

When we are unable to immediately sell used aircraft held by Commercial Airplanes, we may place the aircraft on operating leases, or finance the sale of new aircraft with a short-term note receivable. The carrying amount of aircraft on operating lease, or sales financed under a note receivable, totaled $958 and $447 as of December 31, 2004 and 2003 and resulted in a decrease to Inventory and an offsetting increase to Customer financing. These transactions were previously identified as non-cash transactions and excluded from the Consolidated Statements of Cash Flows. However we changed the classification of the cash flow effects of customer financing transactions which are currently presented as operating activities. As such these transactions are now recorded in the Consolidated Statements of Cash Flows. (See Note 26.)

During 2002 we were selected by the US Air Force (USAF) to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. On January 14, 2005 we announced our plan to recognize pre-tax charges totaling $275 related to the USAF 767 Tanker program. The charge, which is a result of our quarter and year-end reviews, reflects our updated assessment of securing the specific USAF 767 Tanker contract that was being negotiated, given the continued delay and now likely re-competition of the contract. As of December 31, 2004, we expensed $179 (Commercial Airplanes) and $47 (IDS) related to the USAF 767 Tanker contract for Commercial aircraft programs and Long-term contracts in progress within the categories above. As of December 31, 2003, the Commercial aircraft programs and Long-term contracts in progress categories above contained $113 (Commercial Airplanes) and $28 (IDS) related to the USAF 767 Tanker inventoriable pre-contract costs. These charges were included in the Consolidated Statement of Cash Flows in the ‘Other charges and credits, net’ which is consistent with the treatment of our inventory write-offs.

Note 9 – Discontinued Operations – Commercial Financial Services

On May 2, 2004, our Board of Directors approved a plan to sell all of the assets and business operations of BCC’s Commercial Financial Services business. This plan was approved by BCC’s Board of Directors on May 21, 2004. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services business. The purchase agreement, as amended, called for the sale of the assets to take place in a series of closings, commencing on May 31, 2004 and ending no later than

December 31, 2004. The final asset sale closed on December 27, 2004. BCC intends to dispose of the remaining assets identified to the Commercial Financial Services business that are not subject to the purchase and sale agreement with GECC by the end of the second quarter of 2005.

Our consolidated financial statements and related footnote disclosures reflect the Commercial Financial Services business as discontinued operations. Income associated with the Commercial Financial Services business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with SFAS No. 144. In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the Commercial Financial Services business that are expected to be assumed by GECC or other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

The assets sold to GECC consisted of leases and financing arrangements having a carrying value of $1,872 as of May 31, 2004. The purchase price paid for the assets transferred at each closing was determined based on the carrying value of the assets, plus a total premium of $140 that was paid as of June 30, 2004. As of December 31, 2004, BCC had received $2,017 in cash proceeds from this sale.

As part of the purchase and sale agreement with GECC, BCC agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between BCC and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, BCC will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, BCC will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively “cap” BCC’s exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to BCC in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. BCC has the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset.

In 2004, BCC recorded a gain of $72 ($46 net of tax) due to the sale of the Commercial Financial Services assets to GECC. The gain was calculated as the $140 premium less the increase in BCC’s reserve for future portfolio losses, estimated sales and excise taxes, and investment banking, transaction and legal fees. Based upon an analysis that considered collateral values and the creditworthiness of the counterparties, BCC had established a liability of $90 at December 31, 2004, to reserve for probable future portfolio losses, which included $54 previously reported as an allowance for losses on receivables transferred to GECC. BCC determined its expected losses of $90 based on the customer credit ratings, published historical default rates for various rating categories and the collateral exposure for each customer based on the difference between the book carrying value and the estimated fair market value of the assets. Future adjustments may be made as circumstances dictate and will be recorded as part of BCC’s continuing operations.

Since substantially all of the operating activities of BCC’s former Commercial Financial Services business were included in the sale of the Commercial Financial Services portfolio assets and operations to GECC, BCC elected not to allocate any interest expense or general and administrative expense to its discontinued operations following May 2004, the month in which the sale to GECC was announced. For the five months ended May 31, 2004, BCC allocated $31 of interest expense and $3 of general administrative expense to the Commercial Financial Services business which is reflected in income from discontinued operations.

During 2004, the net gain on the disposal of discontinued operations of $66 ($42 net of tax), which included a gain of $72 ($46 net of tax) related to the sale of assets to GECC and a loss of $6 ($4 net of tax) related to the revaluation of the remaining Commercial Financial Services assets to the lower of carrying value or fair value less costs to sell. This revaluation loss related principally to one 737 Boeing Business Jet (BBJ).

During the third quarter of 2004, we reassessed our near term fleet requirements and that resulted in one BBJ being retained in our executive fleet. As a result of this decision, BCC recorded asset impairment expense of $11 as part of our continuing operations and reclassified the asset from discontinued operations.

Operating results of the discontinued operations for the years ended December 31 were as follows:

	2004	2003	2002
Revenues	$96	$229	$230
Income from discontinued operations	16	51	37
Provision for income taxes	(6)	(18)	(14)
Income from discontinued operations, net of taxes	$10	$33	$23
Net gain on disposal of discontinued operations	$66
Provision for income taxes	(24)
Net gain on disposal of discontinued operations, net of taxes	$42

The major classes of assets related to discontinued operations, all of which were held for sale, were as follows as of December 31:

	2004	2003
Investment in sale-type/financing leases	$10	$724
Notes receivable	1	727
Valuation allowance of receivables		(48)
Operating lease equipment, at cost, less accumulated depreciation	59	634
Property, plant and equipment, net		45
Assets of discontinued operations	$70	$2,082

Note 10 – Customer Financing

Customer financing does not include assets associated with commercial financing due to BCC’s agreement to sell substantially all of the assets related to its Commercial Financial Services business to GECC, as discussed in Note 9.

Customer financing at December 31 consisted of the following:

	2004	2003
Aircraft financing
Notes receivable	$2,155	$2,289
Investment in sales-type/financing leases	3,799	4,022
Operating lease equipment, at cost, less accumulated depreciation of $823 and $647	5,112	4,628
Other equipment financing
Notes receivable	44	97
Operating lease equipment, at cost, less accumulated depreciation of $72 and $51	294	282
Less valuation allowance of receivables	(403)	(404)
	$11,001	$10,914

Interest rates on fixed-rate notes ranged from 5.99% to 11.42%, and effective interest rates on variable-rate notes ranged from 4.56% to 8.78%.

The operating lease aircraft category primarily includes new and used jet and commuter aircraft. At December 31, 2004 and 2003, aircraft financing operating lease equipment included $73 and $270 of equipment available for re-lease. At December 31, 2004 and 2003, we had firm lease commitments for $25 and $141 of this equipment.

The change in the valuation allowance of receivables for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

Valuation Allowance
Beginning balance – January 1, 2002	$(114)
Charge to costs and expenses	(190)
Reduction in customer financing assets	3
Ending balance – December 31, 2002	(301)
Charge to costs and expenses	(214)
Reduction in customer financing assets	111
Ending balance – December 31, 2003	(404)
Charge to costs and expenses	(45)
Reduction in customer financing assets	46
Ending balance – December 31, 2004	$(403)

The components of investment in sales-type/financing leases at December 31 were as follows:

	2004	2003
Minimum lease payments receivable	$5,998	$5,204
Estimated residual value of leased assets	833	747
Unearned income	(3,032)	(1,929)
	$3,799	$4,022

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of December 31, 2004 and 2003, notes receivable, sales-type/financing leases and operating leases attributable to aircraft financing included $1,457 and $1,378 attributable to 757 model aircraft ($475 and $511 accounted for as operating leases) and $2,308 and $2,109 attributable to 717 model aircraft ($596 and $467 accounted for as operating leases) and $833 and $895 attributable to MD-11 model aircraft ($687 and $732 accounted for as operating leases).

Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2004.

•

During 2003, BCC completed a restructuring of United Airlines, Inc. (United) aircraft loans and leases. United accounted for $1,131 and $1,159 (10% and 11%) of our aircraft financing portfolio at December 31, 2004 and 2003. The terms of the restructured loans and leases resulted in a charge to the valuation allowance of $50.

•

During 2003, BCC agreed to restructure certain outstanding leases with ATA Holdings Corp. (ATA). ATA accounted for $705 and $707 (6% and 6%) of our aircraft financing portfolio at December 31, 2004 and 2003. The terms of the restructured leases did not result in a charge to the valuation allowance.

•

During 2004, BCC completed a restructuring of its leases with Hawaiian Airlines, Inc. (Hawaiian). As a result of the approval of the restructured lease terms, BCC recorded a provision for losses of $13 due to the difference between the approved bankruptcy claim and the amount it received when it sold the claim. Hawaiian accounted for $456 and $506 (4% and 5%) of our aircraft financing portfolio at December 31, 2004 and 2003.

In addition to the customers discussed above, some other customers have requested a restructuring of their transactions. BCC has not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

See Note 21 for a discussion regarding the creditworthiness of counterparties in customer financing arrangements.

Scheduled payments on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales-Type/ Financing Lease Payments Receivable	Operating Lease Payments Receivable
2005	$192	$483	$550
2006	166	434	469
2007	183	503	397
2008	183	392	335
2009	150	373	274
Beyond 2009	1,354	3,813	1,227

Customer financing assets we leased under capital leases and have been subleased to others totaled $298 and $325 at December 31, 2004 and 2003.

During the year ended December 31, 2004, we recorded $18 ($17 recognized at BCC) to increase the valuation allowance due to the normal provision for losses in the customer financing portfolio. Additionally, during the year ended 2004, we increased the provision for losses by $27 ($82 recognized at the Other segment offset by a reduction of $55 recognized at BCC). The increase was due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves as well as the additional factors that impacted the year ended December 31, 2004. The primary factors attributing to the $27 increase in the valuation allowance in 2004 were: an increase of $87 in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment offset by $53 of benefit from the mitigation of collateral exposure from agreements with certain customers. During the year ended December 31, 2003, we recorded $23 ($21 recognized at BCC) to increase the valuation allowance due to normal provision for losses in the customer financing portfolio and recorded a charge of $191 ($130 recognized at BCC) to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves. During the year ended December 31, 2002, we recorded $10 ($8 recognized at BCC) to increase the valuation allowance due to normal provision for losses in the customer financing portfolio and recorded a charge of $180 ($100 recognized at BCC) to increase the valuation allowance due to deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

The valuation allowance includes amounts recorded either as specific impairment allowances on receivables or general valuation allowances. As of December 31, 2004 and 2003, carrying amounts of impaired receivables were $2,232 and $1,605.

Specific impairment allowances for losses of $295 and $123 were allocated to $1,179 and $483 of impaired receivables as of December 31, 2004 and 2003. Remaining allowance balances of $108 and $281 were recorded as general valuation allowances as of December 31, 2004 and 2003.

The average recorded investment in impaired receivables as of December 31, 2004, 2003 and 2002, was $1,940, $1,688 and $211. Income recognition is generally suspended for receivables at the date when full recovery of income and principal becomes doubtful. Income recognition is resumed when receivables become contractually current and performance is demonstrated by the customer. The amount of interest income recognized on such receivables during the period in which they were considered impaired was $30, $106 and $18 for the years ended December 31, 2004, 2003 and 2002, of which $35, $115 and $12 was recognized on a cash basis, respectively.

During 2004, we recorded charges related to customer financing activities of $42 in operating earnings, which included impairment charges of $29 ($27 recorded by BCC) and a charge of $13 recorded in the Other segment relating to the reduction of anticipated lease rates on specific aircraft. During 2003, we recorded charges related to customer financing activities of $126 in operating earnings, which includes impairment charges of $105 ($100 recorded by BCC) and $21 of charges related to the write-off of forward-starting interest rate swaps related to Hawaiian. During 2002, we recorded charges of $110 related to customer financing activities, of which $66 related to the return of 24 717s by AMR Corporation. The impairments resulted from the deteriorated aircraft values and reduced estimated cash flows for operating leases.

Note 11 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2004	2003
Land	$470	$457
Buildings	9,677	9,381
Machinery and equipment	10,318	10,767
Construction in progress	940	943
	21,405	21,548
Less accumulated depreciation	(12,962)	(12,951)
	$8,443	$8,597

Depreciation expense was $1,028, $1,005 and $1,094 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest capitalized as construction-period property, plant and equipment costs amounted to $71, $61 and $71 for the years ended December 31, 2004, 2003 and 2002, respectively.

Rental expense for leased properties was $372, $429 and $519 for the years ended December 31, 2004, 2003 and 2002, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating and capital leases with initial or remaining terms of one year or more aggregated $2,284 and $98 for the year ended December 31, 2004. Payments, net of sublease amounts, due during the next five years are as follows:

	2005	2006	2007	2008	2009
Operating leases	$389	$371	$293	$191	$171
Capital leases	31	19	17	8	6

Note 12 – Investments

Joint ventures and other investments

All investments are recorded in Short-term investments and Investments. At December 31, 2004 and 2003, Investments included $67 and $98 attributable to investments in joint ventures. Investments also included other non-marketable securities of $73 and $63 at December 31, 2004 and 2003.

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

The Sea Launch venture, in which we are a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. For the year ended December 31, 2004, the venture conducted three launches. The venture also conducted three launches in 2003. Our investment in this venture as of December 31, 2004, reflects the recognition of our share of losses reported by Sea Launch in prior years. The venture incurred losses in 2004, 2003 and 2002, due to the relatively low volume of launches, driven by a depressed commercial satellite market. We have financial exposure with respect to the venture, which relates to guarantees by us provided to certain Sea Launch creditors, performance guarantees provided by us to a Sea Launch customer and financial exposure related to advances and other assets reflected in the consolidated financial statements.

We have consistently applied the requirements set forth in paragraph 19(i) of Accounting Principle Bulletin (APB) 18, The Equity Method of Accounting for Investments in Common Stock, to account for our investment in the Sea Launch venture. Accordingly, we suspended recording equity losses after writing our investment in and direct loans to Sea Launch down to zero and accruing our obligation for third-party guarantees on Sea Launch indebtedness. We are not committed to provide any further financial support to the Sea Launch venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize suspended losses as appropriate.

During 2003, we recorded a charge of $55 related to Resource 21, a partnership entered into with three other parties several years ago to develop commercial remote sensing and ground monitoring. The charge resulted from a decision by NASA to not award an imagery contract to Resource 21. During 2003, we also recorded adjustments to equity investments in Ellipso, SkyBridge and Teledesic resulting in the net write down of $27.

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

Investments in debt and equity securities

Investments consisted of the following at December 31:

	2004				2003
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$9		$13	$4	$7		$11
Debt(2)	3,267		$51	3,216	20	1		21
Held-to-Maturity(1)
Debt(3)					453		$57	396
	$3,271	$9	$51	$3,229	$477	$8	$57	$428

(1)	The unrealized gains/losses of held-to-maturity securities are not recorded in the consolidated financial statements.
(2)	At December 31, 2004, $325 of these debt securities have been in a continuous unrealized loss position for 12 months or longer.
(3)	At December 31, 2003, these debt securities have been in a continuous unrealized loss position for 12 months or longer.

During 2004, we invested $3,011 of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. Debt securities with maturities less than one year are short-term investments and the remaining securities are long term investments (except cash equivalents with maturities less than 90 days). As of December 31, 2004, amounts invested with a fair value of $2,718 were classified as available-for-sale Investments on the Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $108 were classified as Cash and cash equivalents and $173 were classified as available-for-sale and recorded in Short-term investments. During 2004, realized gains and losses on these investments were not material.

In November 2004, we signed a term sheet whereby we agreed to exchange a D tranche investment issued by a trust sponsored by Delta Air Lines, Inc. (Delta) for two C tranche investments owned by Delta and certain other rights. As of December 31, 2004, we adjusted the carrying value of the D tranche investment to the fair value of the consideration to be received upon completion of the exchange with Delta of $146, with the assistance of independent valuations. Although we recorded a pre-tax non-cash charge to asset impairment expense of $32 as a result of this adjustment, we have substantially mitigated further risk of a realized loss by improving the collateral package available to secure the investments while maintaining an expected return equal to the original D tranche investment.

As a result of our decision to participate in an exchange of assets with Delta, we determined that we did not intend to hold our investment in the D tranche until maturity. As a result of this decision, we determined that our entire portfolio of held-to-maturity securities would have to be accounted for as available-for-sale securities. Since our economic commitment to the exchange of assets occurred in mid-December 2004, we elected to reclassify our held-to-maturity investments totaling $354 as available-for-sale securities effective December 31, 2004. We reduced the carrying value of our investments by $37 and recorded an equal charge to accumulated other comprehensive income/loss. We do not expect that we will be able to account for any of our investments as held-to-maturity investments for at least two years in accordance with specific accounting literature. We will record the quarterly changes in the fair values of our available-for-sale securities as changes to the carrying value of the securities with a corresponding change to accumulated other comprehensive income/loss.

On an ongoing basis, we will perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Consolidated Statements of Operations.

At December 31, 2004, our available-for-sale investments included $312 of subordinated debt investments in several EETCs, which includes our debt security in Delta. EETCs are secured by aircraft on lease to commercial airlines. EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. While the underlying classes of equipment notes vary by maturity and/or coupon depending upon tenor or level of subordination of the specific equipment notes and their corresponding claim on the aircraft, the basic function of an EETC remains to passively hold separate debt investments to enhance liquidity for investors, who in turn pass this liquidity benefit directly to the airline in the form of lower coupon and/or greater debt capacity. We participate in several EETCs as an investor. Our EETC investments are related to customers that have less than investment-grade credit. Approximately $287 of the above amounts relates to investments that were acquired in 2002. Due to the commercial aviation market downturn, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETC investments are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

At December 31, 2004, our available-for-sale investments included an investment in mandatorily redeemable preferred stock of ATA that had been in a continuous unrealized loss position since 2001. During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, we lowered the carrying value of this investment to its fair value, resulting in a pre-tax non-cash charge to asset impairment expense of $29. Of this amount, $17 of pre-tax unrealized loss ($11 net of tax) was reclassified from accumulated other comprehensive income/loss to asset impairment expense. During the third quarter of 2004, we reassessed the fair value of this investment, resulting in an additional pre-tax non-cash charge to asset impairment expense of $18, which reduced the carrying value of the investment to zero.

There were no other-than-temporary impairments recognized in 2003. However, during 2002, we recorded an impairment of $79 related to one of BCC’s long-held investments in equipment trust certificates (ETCs) secured by aircraft on lease to United, which is recorded in cost of products and services. This debt investment was classified as held-to-maturity and had declined in value for a period that was determined to be other-than-temporary. Additionally, during 2002, $40 ($25 net of tax) of unrealized loss was reclassified from accumulated other comprehensive income/loss to other income due to other than temporary impairments of available-for-sale investments.

At December 31, 2004, there was no unrealized loss recorded in accumulated other comprehensive income/loss related to debt securities that were reclassified from available-for-sale to held-to-maturity at their fair values compared with $14 at December 31, 2003.

Maturities of available-for-sale debt securities at December 31, 2004, were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$320	$319
Due from 1 to 5 years	1,959	1,926
Due from 5 to 10 years	203	194
Due after 10 years	785	777
	$3,267	$3,216

Note 13 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2004	2003
Accounts payable	$4,563	$3,822
Accrued compensation and employee benefit costs	3,360	2,804
Pension liabilities	744	1,138
Product warranty liabilities	781	825
Lease and other deposits	362	316
Dividends payable	210	143
Other	4,849	4,466
	$14,869	$13,514

Accounts payable included $344 and $289 at December 31, 2004 and 2003, attributable to checks written but not yet cleared by the bank.

At December 31, 2004 and 2003, the Other category in the table above included $666 and $799 of accrued insurance liability relating to our wholly-owned captive insurance agencies, Astro Inc. and Astro Ltd. Also included in the Other category is $1,774 and $1,233 at December 31, 2004 and 2003, attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable as discussed in Note 23. Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. The Other category included forward loss recognition related primarily to launch and satellite contracts of $1,218 and $1,164 at December 31, 2004 and 2003. In addition, the Other category included $171 as of December 31, 2004 as a result of our decision in 2004 to end production of the 717 program, described in Note 3 and $121 for the 757 program.

Note 14 – Deferred Lease Income

During 2004, we delivered one 767 aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd (TRM). During 2003, we delivered four 767 aircraft to TRM. TRM was established in the second quarter of 2003 in order to provide financing and arrange for a total of five 767 aircraft to be leased to Japan Airlines. The leases are accounted for as operating leases each with a term of seven years. We have provided financing of approximately $42 related to the five aircraft, which in combination with our partial ownership of TRM, has caused us to retain substantial risk of ownership in the aircraft. As a result, we recognize rental income over the term of the lease. As of December 31, 2004 and 2003, the present value of the remaining deferred lease income was $379 and $318, discounted at a rate of 5.0%.

During 2001, we delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years or return the aircraft. Concurrent with the negotiation of this lease, we, along with UKRAF, arranged to assign the contractual lease payments to an independent financial institution. We received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to us. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of December 31, 2004 and 2003, the balance of $366 and $457 represented the present value of the remaining deferred lease income.

Note 15 – Debt

Debt consisted of the following:

	December 31, 2004	December 31, 2003
Boeing Capital Corporation debt:
Non-recourse debt and notes
3.410% – 5.790% notes due through 2013	$84	$88
Senior debt securities
4.750% – 7.375% due through 2013	4,441	5,476
Senior medium-term notes
2.550% – 7.640% due through 2023	1,345	2,240
Euro medium-term notes
3.440% due in 2004		61
Subordinated notes
8.310% due through 2004		20
Capital lease obligations
1.670% – 7.350% due through 2015	280	329
Retail notes
3.150% – 6.750% due through 2017	874	874
Commercial paper securitized due 2009		89
Subtotal Boeing Capital Corporation debt	$7,024	$9,177
Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$509	$538
Unsecured debentures and notes
200, 7.875% due Feb. 15, 2005	200	202
199, 0.000% due May 31, 2005*	195	185
300, 6.625% due Jun. 1, 2005	299	298
250, 6.875% due Nov. 1, 2006	250	249
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	597	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024**	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	249
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.060% – 7.460% due through 2006	20	45
Capital lease obligations due through 2009	36	70
Other notes	89	100
Subtotal other Boeing debt	$5,176	$5,266
Total debt	$12,200	$14,443

*

The $199 note due May 31, 2005, is a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carries a zero percent interest rate.

**	The $300 debentures due August 15, 2024, are puttable at the holder’s option on August 15, 2012. All other debentures and notes are not puttable prior to maturity.

Additional disclosure information

Maturities of long-term debt for the next five years are as follows:

	2005	2006	2007	2008	2009
BCC	$556	$712	$1,343	$714	$527
Other Boeing	765	492	46	26	19
	$1,321	$1,204	$1,389	$740	$546

We have $3,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $790, $873 and $801 for the years ended December 31, 2004, 2003 and 2002, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $722, $775 and $727 for the years ended December 31, 2004, 2003 and 2002, respectively. We continue to be in full compliance with all covenants contained in our debt agreements.

Short-term debt, and current portion of long-term debt, consisted of the following:

	At December 31, 2004		At December 31, 2003
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Commercial Paper conduit			$15	$15
Senior medium-term notes	$437	$437	921	896
Unsecured debentures and notes	694
Subordinated notes			20	20
Capital lease obligations	71	53	88	49
Non-recourse debt and notes	36	4	34	4
Euro medium-term notes			61	61
Retail notes	62	62
Other notes	21		5
	$1,321	$556	$1,144	$1,045

In 2004, BCC redeemed $1,000 face value of its outstanding senior notes, which had a carrying value of $999. This redemption included the entire principal amount, equal to $500 face value, of its 7.10% Senior debt securities due 2005 at a redemption price equal to 105.30% of the principal amount of the notes together with interest accrued to the redemption date. BCC redeemed $500 face value of its 5.65% Senior debt securities due 2006 at a redemption price equal to 104.81% of the principal amount of the notes together with interest accrued to the redemption date. BCC recognized a loss of $42 related to this early debt redemption which consisted of a $52 prepayment penalty for early redemption offset by $10 related to the amount by which the fair value of BCC’s hedged redeemed debt exceeded the carrying value of its hedged redeemed debt.

Financing activities

On December 23, 2003, we put in place a support agreement in which we commit to maintain certain financial metrics at BCC. BCC is currently in compliance with these metrics. As of December 31, 2004, we were in compliance with the covenants for the 364-day and the 5-year revolving credit facilities.

On March 23, 2004, we filed a shelf registration with the SEC for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance. BCC has $3,421 that remains available from shelf registrations filed with the SEC.

At December 31, 2004, $183 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $300. The debt consists of the 1.67% to 5.79% notes due through 2015.

Note 16 – Postretirement Plans

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

	Pensions		Other Postretirement Benefits
At September 30,	2004	2003	2004	2003
Change in benefit obligation
Beginning balance	$39,931	$35,971	$8,617	$8,308
Service cost	831	753	162	162
Interest cost	2,378	2,319	492	533
Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003			(439)
Plan participants’ contributions	13	12
Amendments	190	114	(119)	(470)
Actuarial (gain)/loss	1,656	2,937	(57)	583
Acquisitions/dispositions, net		(34)
Settlement/curtailment	(14)	(2)	(8)	(9)
Benefits paid	(2,204)	(2,139)	(513)	(490)
Ending balance	$42,781	$39,931	$8,135	$8,617

Change in plan assets
Beginning balance at fair value	$33,209	$28,834	$58	$48
Acquisitions/dispositions, net		(34)
Actual return on plan assets	4,296	4,728	6	5
Company contribution	3,645	1,728	16	16
Plan participants’ contributions	13	12	1
Settlement/curtailment	(43)
Benefits paid	(2,163)	(2,100)	(9)	(11)
Exchange rate adjustment	20	41
Ending balance at fair value	$38,977	$33,209	$72	$58

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less than projected benefit obligation	$(3,804)	$(6,722)	$(8,063)	$(8,559)
Unrecognized net actuarial loss	13,756	13,430	2,676	3,373
Unrecognized prior service costs	1,365	1,376	(762)	(745)
Adjustment for fourth quarter contributions	752	12	135	126
Net amount recognized	$12,069	$8,096	$(6,014)	$(5,805)

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$12,588	$8,542
Intangible asset	225	692
Accumulated other comprehensive (income)/loss	3,169	6,629
Accounts payable and other liabilities	(744)	(1,138)	$(55)	$(60)
Accrued retiree health care			(5,959)	(5,745)
Accrued pension plan liability	(3,169)	(6,629)
Net amount recognized	$12,069	$8,096	$(6,014)	$(5,805)

Claims payable estimates include a liability for claims that were incurred during the reporting period, including those that have been reported by participants, as well as those that have not yet been reported by participants by the end of the period. The decrease in the minimum pension liability included in other comprehensive income/loss was ($3,460) at December 31, 2004 and the increase was $358 at December 31, 2003.

The accumulated benefit obligation (ABO) for all pension plans was $38,590 and $36,145 at September 30, 2004 and 2003. Only three of nine major pension plans have ABOs that exceed plan assets at September 30, 2004. The following table shows the key information for plans with ABO in excess of plan assets.

At September 30,	2004	2003
Projected benefit obligation	$11,405	$26,318
Accumulated benefit obligation	11,162	25,060
Fair value of plan assets	10,293	21,549

Components of net periodic benefit (income)/cost were as follows:

Year ended December 31,	2004	2003	2002
Components of net periodic benefit income – pensions
Service cost	$831	$753	$703
Interest cost	2,378	2,319	2,261
Expected return on plan assets	(3,378)	(3,403)	(3,558)
Amortization of net transition asset		(1)	(3)
Amortization of prior service costs	180	169	160
Recognized net actuarial (gain)/loss	379	83	(35)
Settlement/curtailment	61	13	68
Net periodic benefit cost/(income) – pensions	$451	$(67)	$(404)

Year ended December 31,	2004	2003	2002
Components of net periodic benefit cost – OPB
Service cost	$162	$162	$133
Interest cost	492	533	472
Expected return on plan assets	(6)	(5)	(4)
Amortization of prior service costs	(102)	(61)	(57)
Recognized net actuarial loss	188	175	82
Settlement/curtailment		2	(27)
Net periodic benefit cost – OPB	$734	$806	$599

In the second quarter of 2004, we adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superceded FSP No. FAS 106-1). This FSP provides authoritative guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $439 in our accumulated postretirement obligation with an offset to unrecognized net actuarial loss for our other postretirement benefits. In addition, the effects of these provisions resulted in our net periodic benefit cost for our other postretirement benefits decreasing by $37. The federal government will begin making the subsidy payments to employers in 2006. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. These regulations are effective for the quarter ending March 31, 2005. We are currently evaluating the regulations but have not completed our assessment of the possible effects.

Assumptions

At September 30,	2004	2003	2002	2001
Discount rate: pension and OPB	5.75%	6.00%	6.50%	7.00%
Expected return on plan assets	8.50%	8.75%	9.00%	9.25%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

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

The pension fund’s expected return on assets assumption is derived from an extensive study conducted by our trust investments group and its actuaries on a periodic basis. The study includes a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the appropriate investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost for the upcoming plan year.

At September 30,	2004	2003
Assumed health care cost trend rates
Health care cost trend rate assumed next year	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2009	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the healthcare cost trend rates we look at a combination of information including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecast claims against actual claims, review of trend assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on postretirement benefit obligation	$727	$(628)
Effect on total of service and interest cost	71	(61)

Plan Assets

Pension assets totaled $38,977 and $33,209 at September 30, 2004 and 2003. Pension assets are allocated with a goal to achieve diversification between and within various asset classes. Pension investment managers are retained with a specific investment role and corresponding investment guidelines. Investment managers have the ability to purchase securities on behalf of the pension trusts, and several of them have permission to invest in derivatives, such as equity or bond futures. Derivatives are sometimes used by the pension plans to achieve the equivalent market exposure of owning a security or to rebalance the total portfolio to the target asset allocation. Derivatives are more cost-effective investment alternatives when compared to owning the corresponding security. In the instances in which derivatives are used, cash balances must be maintained at a level equal to the notional exposure of the derivatives.

The actual allocations for the pension assets at September 30, 2004 and 2003, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at September 30,		Target Allocations
Asset Category	2004	2003	2004	2003
Equity	60%	55%	50%	56%
Debt	32	38	31	28
Real estate	3	3	6	7
Other	5	4	13	9
	100%	100%	100%	100%

During 2004 the investment strategy changed to decrease the Equity and Real estate allocations and increase the Debt and Other allocations. Real estate includes investments in private real estate investments. The Other category includes private equity investments and hedge funds. Actual investment allocations vary from target allocations due to periodic investment strategy changes and due to the nature of some asset classes such as real estate and private equity where it could take a period of a few years to reach the targets. Additionally, actual and target allocations vary due to the timing of benefit payments or contributions made on or near the measurement date, September 30.

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Equity includes our common stock in the amounts of $1,613 (4.19% of plan assets) and $1,102 (3.3% of plan assets) at September 30, 2004 and 2003. Equity derivatives based on net notional amounts totaled 3.0% at September 30, 2004 and was insignificant at September 30, 2003.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. Government agency securities, corporate bonds and commercial paper; cash equivalents; investments in bond derivatives such as bond futures, options, swaps and currency forwards; and redeemable preferred stock and convertible debt. Debt includes $1,175 in cash we contributed on September 30, 2003; subsequently, these funds were allocated to equity and debt in accordance with the asset allocation needs at the time. Bond derivatives based on net notional amounts totaled 4.6% and 1.9% of plan assets at September 30, 2004 and 2003.

Most of the trusts’ investment managers, who invest in debt securities, invest in “To-Be-Announced” mortgage-backed securities (TBA). A TBA represents a contract to buy or sell mortgage-backed securities to be delivered at a future agreed upon date. TBAs are deemed economically equivalent to purchasing mortgage-backed securities outright, but are often more attractively priced in comparison to traditional mortgage-backed securities. If the investment manager wishes to maintain a certain level of investment in TBA securities, the manager will sell them prior to settlement and buy new TBAs for another future settlement; this approach is termed “rolling”. Most of the TBA securities held were related to TBA roll strategies. Debt included $1,632 and $1,936 related to TBA securities at September 30, 2004 and 2003.

We held $72 and $58 in trust fund assets for other postretirement benefit plans at September 30, 2004 and 2003. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are not expected to be material in 2005. However, we made a discretionary contribution to our plans of $450 (pre-tax) on February 4, 2005, and plan to make approximately $550 (pre-tax) in additional contributions later in the year. We expect to contribute approximately $17 to our other postretirement benefit plans in 2005.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. Other postretirement benefits payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2005	$2,311	$537
2006	2,359	570
2007	2,421	604
2008	2,477	626
2009	2,523	648
2010–2014	13,986	3,471

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

401(k)

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans and an unfunded plan for unused sick leave. The provision for these defined contribution plans was $468, $464 and $448 in 2004, 2003 and 2002, respectively.

Note 17 – Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Shared-Based Payment. We will early adopt the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. See Note 2 for further discussion.

The ‘Share-based plans expense’ caption on the Consolidated Statements of Operations represents the total expense we recognized for all our plans that are payable only in stock. These plans are described below.

The following summarizes share-based plans expense for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002
Performance Shares	$449	$316	$295
ShareValue Trust	74	71	71
Stock options, other	53	69	81
	$576	$456	$447

Certain deferred stock compensation plans are reflected in general and administrative expense. We had issued 10,343,380 stock units as of December 31, 2004, that are convertible to either stock or a cash equivalent, of which 9,549,837 are vested, and the remainder vest with employee service. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction in expense is recognized associated with the change in that liability balance. The (increase)/reduction in expense related to deferred stock compensation was $(72), $(68) and $42 in 2004, 2003 and 2002, respectively.

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

During the twelve months ended December 31, 2004, our stock price met the 70% cumulative growth rate level for performance share grants made in 2003. Accordingly, pursuant to the plan’s terms, 60% of the 2003 Performance Shares awarded were converted to 5,316,363 shares of common stock. In addition, for the twelve months ended December 31, 2004, we recorded an additional $57 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock.

The following table summarizes information about Performance Shares outstanding at December 31, 2004, 2003 and 2002, respectively.

(Shares in thousands)			Performance Shares Outstanding
Grant Date	Expiration Date	Issue Price	2004	2003	2002
2/22/99	2/22/04	36.25		1,163	1,155
2/28/00	2/28/05	37.00	2,635	2,294	2,286
10/09/00	2/28/05	37.00	266	574	576
2/26/01	2/26/06	62.76	5,826	5,782	5,810
2/25/02	2/25/07	44.94	5,564	5,540	5,643
2/24/03	2/24/08	30.27	3,540	8,843
2/23/04	2/23/09	43.53	10,792

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2004, the Trust held 38,982,205 shares of our common stock, split between two funds, “fund 1” and “fund 2.” On June 30, 2004, the market value of fund 2 exceeded $913 (the threshold representing a 3% per annum rate of return). Based on the average stock price of $50.825 as of June 30, 2004, the market value of fund 2 exceeded the threshold by $143 resulting in a distribution to participants. The distribution was paid in Boeing common stock, except for partial shares, distributions to foreign employees and beneficiaries of deceased participants, which were paid in cash. After employee withholding taxes, approximately 1.7 million shares of common stock were distributed to participants. These transactions were recorded as a deduction from additional paid-in capital.

If on June 30, 2006, the market value of fund 1 exceeds $1,004, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to us.

Similarly, if on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees. Shares held by the Trust on June 30, 2010, after final distribution will revert back to us.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.

Stock options

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of ours or our subsidiaries and contract employees. Under the terms of the plan, 64 million shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007. As of December 31, 2004, no SARs have been granted under the 1997 Plan. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of ours or our subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of ours or our subsidiaries. No further grants may be awarded under these three plans.

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan will permit awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives. The aggregate number of shares of Boeing stock available for issuance under the 2003 Plan will not exceed 30 million and no participant may receive more than 2,000,000 shares in any one calendar year. Under the terms of the 2003 Plan, no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 1,500,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. A summary of the principal features is provided in our 2003 Proxy Statement.

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant.

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	2004		2003		2002
(Shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of year	28,918	$43.68	28,668	$44.01	28,186	$42.97
Granted	74	43.97	2,507	33.72	2,745	40.69
Exercised	(2,973)	34.35	(932)	32.64	(1,998)	24.47
Canceled or expired	(1,292)	50.38	(1,325)	55.20	(265)	46.17
Outstanding at end of year	24,727	44.49	28,918	43.68	28,668	44.01
Exercisable at end of year	20,290	45.22	21,803	44.19	20,384	42.75

As of December 31, 2004, 6,839,168 shares were available for grant under the 1997 Plan, 3,215,168 shares were available for grant under the Incentive Compensation Plan, and 18,604,375 shares were available for grant under the 2003 Plan.

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price
$10 to $19	1,170	3.79	$14.21	1,170	$14.21
$20 to $29	930	2.93	25.19	724	24.19
$30 to $39	5,029	6.13	37.32	3,120	37.99
$40 to $49	7,408	4.7	42.11	5,845	42.44
$50 to $59	9,943	3.92	54.77	9,242	54.63
$60 to $69	247	6.2	63.78	189	63.66
	24,727			20,290

We have determined the weighted-average fair values of stock-based arrangements granted, during 2004, 2003 and 2002 to be $18.60, $13.76 and $16.78, respectively. The fair values of stock-based compensation awards granted were estimated using a binomial option-pricing model with the following assumptions:

	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
2004	12/17/04	9 years	31%	1.1%	4.2%
2003	9/29/03	9 years	31%	1.1%	4.1%
2002	7/19/02	9 years	30%	1.1%	4.5%

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 2,019,250, 1,910,293 and 1,823,591 as of December 31, 2004, 2003 and 2002, respectively.

Note 18 – Shareholders’ Equity

In December 2000, a stock repurchase program was authorized by our Board of Directors, authorizing the repurchase of up to 85 million shares of our stock. We repurchased 14,708,856 shares during the year ended December 31, 2004. We did not repurchase any shares during the years ended December 31, 2003 and 2002.

20 million shares of authorized preferred stock remain unissued.

Note 19 – Derivative Financial Instruments

Derivative and hedging activities

We account for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them.

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our risk management strategies and the effects of these strategies on the consolidated financial statements.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through December 2005. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004 and 2003, net gains of $35 and $5 (net of tax) were recorded in accumulated other comprehensive income/loss associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2004, 2003 and 2002. For the years ended December 31, 2004, 2003 and 2002, losses of $16, $20 and $46 (net of tax) were reclassified to cost of products and services. Based on our current portfolio of cash flow hedges, we expect to reclassify to cost of products and services a gain of $14 (net of tax) during the next year.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2004, 2003 and 2002.

For the years ended December 31, 2004, 2003 and 2002, $24, $13 and $5 of gains related to the basis adjustment of certain terminated interest rate swaps and forward-starting interest rate swaps were amortized to earnings, respectively.

Derivative financial instruments not receiving hedge treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, conversion feature of convertible debt and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the years ended December 31, 2004, 2003 and 2002, these non-hedging instruments resulted in gains of $19, $38 and $25.

We held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. During the year ended December 31, 2003, the forward-starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, we recognized a pre-tax charge of $21. For the years ended December 31, 2003 and 2002, ineffectiveness losses of $1 and $8 were recorded in interest expense related to the forward-starting interest rate swaps.

Note 20 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, ETC investments, and product warranties.

Guarantees

In November 2002, the FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, which clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor’s accounting for and disclosures of certain guarantees was issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. During 2004 and 2003, the fair value of guarantees we issued was not material.

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

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Trade-in commitments	972	947	$25
Asset-related guarantees	408	296	12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Equipment trust certificates	28
Performance guarantees	64	21	1

*	Amounts included in Accounts payable and other liabilities

As of December 31, 2003	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$5,712	$5,712
Trade-in commitments	1,279	1,214	$65
Asset-related guarantees	468	364	5
Credit guarantees related to the Sea Launch venture	519	311	208
Other credit guarantees	106	50	5
Equipment trust certificates	28
Performance guarantees	56	18

*	Amounts included in Accounts payable and other liabilities

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

There is a high degree of uncertainty inherent in the assessment of the likelihood of trade-in commitments. The probability that trade-in commitments will be exercised is determined by using both quantitative information from valuation sources and qualitative information from other sources and is continually assessed by management. As disclosed in the above table, the maximum amounts payable under trade-in commitments were $972 and $1,279 as of December 31, 2004 and 2003. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $116 and $582 as of December 31, 2004 and 2003. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $91 and $517 as of December 31, 2004 and 2003. Accounts payable and other liabilities included $25 and $65 as of December 31, 2004 and 2003, which represents the exposure related to these trade-in commitments.

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

We had certain obligations to investors in the trusts as a liquidity provider for ETC pass-through arrangements, which required funding to the trust to cover interest due to such investors in the event of default by United. In the event of funding, we are entitled to receive a first priority position in the ETC collateral in the amount of the funding. On February 7, 2003, we advanced $101 to the trust perfecting our collateral position and terminating our liquidity obligation. On August 9, 2004, The Bank of New York, acting as the collateral agent, reimbursed us for this advance with a total payment of $107. The payment included the original advanced amount, as well as interest income related to the advance.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire within the next 13 years.

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

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2004 and 2003.

Product Warranty Liabilities*
Beginning balance-January 1, 2003	$898
Additions for new warranties	155
Reductions for payments made	(250)
Changes in estimates	22
Ending balance–December 31, 2003	825
Additions for new warranties	114
Reductions for payments made	(252)
Changes in estimates	94
Ending balance – December 31, 2004	$781

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

Our investments in ETCs, EETCs and Special Purpose Entities (SPEs) continue to be included in the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities. All entities that were required to be consolidated under FIN 46(R) had been previously consolidated and therefore, the adoption of FIN 46(R) had no impact on our consolidated financial statements.

From 1999 through 2004, we invested in ETCs and EETCs, which are trusts that passively hold debt investments for a large number of aircraft to enhance liquidity for investors, who in turn pass this liquidity benefit directly to airlines in the form of lower coupon and/or greater debt capacity. ETCs and EETCs provide investors with tranched rights to cash flows from a financial instrument, as well as a collateral position in the related asset. Our investments in ETCs and EETCs do not require consolidation under FIN 46(R). We believe that our maximum exposure to economic loss from ETCs and EETCs is $349, comprised of our $321 investment balance and a maximum potential exposure of $28 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of December 31, 2004, the ETC and EETC transactions we participated in had total assets of $3,916 and total debt (which is non-recourse to us) of $3,595. During the year ended December 31, 2004, we recorded revenues of $28 and cash flows of $70.

From 1998 through 2004, we provided subordinated loans to certain SPEs that are utilized by the airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. All of these SPEs are included in the scope of FIN 46(R); however, only certain SPEs require consolidation. SPE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests from our perspective, as well as, in some cases, that of a third-party lender in certain leveraged lease transactions. We believe that our maximum exposure to economic loss from non-consolidated SPE arrangements that are Variable Interest Entities (VIEs) is $43, which represents our investment balance.

Accounting losses, if any, from period to period could differ. As of December 31, 2004, these SPE arrangements had total assets of $451 and total debt (which is non-recourse to us) of $408. During the year ended December 31, 2004, we recorded revenues of $3 and cash flows of $28.

Industrial Revenue Bonds

We utilize Industrial Revenue Bonds (IRBs) issued by the City of Wichita to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a provision for a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore are the Bondholder as well as the Borrower/Lessee of the property purchased with the IRB proceeds.

We also have a similar arrangement in place with the Development Authority of Fulton County, Georgia where we are both borrower and bondholder. Tax benefits associated with these IRBs are the provision of a ten-year partial property tax abatement.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2004 and 2003, the assets and liabilities associated with the City of Wichita IRBs were $2,852 and $2,897, and the amounts associated with the Fulton County IRBs were $19.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $6,661 and $1,495 as of December 31, 2004 and 2003. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary. We had no significant commitments to arrange for equipment financing as of December 31, 2004 and 2003.

As of December 31, 2004 and 2003, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $483 and $524. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2004 and 2003, Accounts payable and other liabilities included $89 and $96 attributable to adverse commitments under these lease arrangements.

As of December 31, 2003, we had extended a $69 credit line agreement to one of our joint venture partners. As of December 30, 2004, this line of credit had been closed.

We insure our executives with Company Owned Life Insurance (COLI). We have the right to offset the loans against the cash surrender value with the cash surrender value and present the net liability or asset on the Consolidated Statements of Financial Position. At December 31, 2004 and 2003, the cash surrender value was $1,468 and $1,294 and the loans against the cash surrender value were $1,356 and $1,224, respectively. The cash surrender value net of these loans, is recorded in Other assets on our Consolidated Statements of Financial Position at December 31, 2004 and 2003.

Note 21 – Significant Group Concentrations of Risk

Credit risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. Of the $15,654 in Accounts receivable and Customer financing included in the Consolidated Statements of Financial Position as of December 31, 2004, $10,750 related to commercial aircraft customers ($246 of Accounts receivable and $10,504 of Customer financing) and $2,701 related to the U.S. Government. Of the $10,504 of aircraft customer financing, $9,770 related to customers we believe have less than investment-grade credit. AirTran Airways, AMR Corporation, and United were associated with 14%, 12% and 11%, respectively, of our aircraft financing portfolio. Financing for aircraft is collateralized by security in the related asset, and historically we have not experienced a problem in accessing such collateral.

As of December 31, 2004, off-balance sheet financial instruments described in Note 20 predominantly related to commercial aircraft customers. Similarly, all of the $6,661 of irrevocable financing commitments related to aircraft on order including options related to customers we believe have less than investment-grade credit.

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

As of December 31, 2004, our principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 17% of our employees (current agreements expiring in September and October 2005 and May 2007); the Society of Professional Engineering Employees in Aerospace (SPEEA) representing 14% of our employees (current agreements expiring in December 2005 and February 2008); and the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) representing 4% of our employees (current agreements expiring in September 2005 and May and October 2007).

Note 22 – Disclosures about Fair Value of Financial Instruments

The estimated fair value of our Accounts receivable, Accounts payable, Investments, and Notes receivable balances at December 31, 2004 and 2003 approximate their carrying value as reflected in the Consolidated Statements of Financial Position.

As of December 31, 2004 and 2003, the carrying amount of debt, net of capital leases, was $11,884 and $14,044 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $13,198 and $15,301. Our debt is generally not callable until maturity.

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments. Other off-balance sheet financial instruments, including asset-related guarantees, credit guarantees, and interest rate guarantees related to an ETC, are estimated to have a fair value of $165 and $196 at December 31, 2004 and 2003.

Note 23 – Contingencies

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

A-12 litigation In 1991, the U.S. Navy notified McDonnell Douglas (now one of our subsidiaries) and General Dynamics Corporation (the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2004, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas’ belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,150). In that event, our loss would total approximately $1,518 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $1,001, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2004. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation (“Lockheed”), under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. We are in discussions with the USAF regarding a possible administrative agreement that would facilitate lifting of the suspension in advance of final resolution of the criminal investigation. In addition, in June 2003, Lockheed filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants. Lockheed’s current complaint, which includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and treble and punitive damages. In August 2004, we filed counterclaims against Lockheed seeking compensatory and punitive damages. The counterclaims allege, among other things, that Lockheed made false statements to the U.S government regarding the reasons for the initial allocation of the majority of launches to us in the EELV procurement. We further allege that these false statements resulted in the claimed damages. Lockheed has filed a motion to dismiss the counterclaims, which remains pending before the court. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

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

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the plaintiff has appealed to the U.S. Court of Appeals for the Second Circuit.

It is not possible at this time to determine whether these shareholder derivative actions would have a material adverse effect on our financial position.

Department of Justice and Securities and Exchange Commission (SEC) inquiry On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the DOD Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. In 2004, Druyun and Sears each pleaded guilty to a single conflict-of-interest-related criminal charge arising from Druyun having engaged in employment discussions with Sears more than two weeks prior to disqualifying herself from participating in USAF business involving us. At her sentencing, Druyun and the government asserted that she gave us favorable treatment on the USAF 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that this treatment was influenced by employment negotiations and relationships with us. The Government Accountability Office has subsequently recommended that the U.S. Air Force compete additional Small Diameter Bomb Work and the installation portion of the C-130 AMP Contract and analyze whether the C-130 AMP Contract should be recompeted. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions would have a material adverse effect on our financial position.

On October 13, 2004, the SEC requested information from us in connection with an inquiry concerning accounting issues involving pension and other postretirement benefits at several companies. We are cooperating with the SEC’s inquiry. Although an SEC spokesman has publicly stated that the agency has no evidence of wrongdoing, we cannot predict what actions, if any, the SEC might take with respect to this matter and whether those actions would have a material adverse effect on our financial position.

Employment discrimination litigation We are a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification is sought or has been granted. Three matters were filed in the federal court for the Western District of Washington in Seattle; one case was filed in the federal court for the Central District of California in Los Angeles; one case was filed in state court in California; one case was filed in the federal court in St. Louis, Missouri; one case was filed in the federal court in Tulsa, Oklahoma; one case was filed in the federal court in Wichita, Kansas, and the final case was filed in the federal court in Chicago. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin (Asian) resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases — one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination — have resulted in denials of class certification; each of those decisions is being challenged. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and is scheduled for trial in August 2005. The second case alleging discrimination based on gender in California, this one in state court, has been stayed pending the outcome of the appeal of the denial of class certification in the companion federal court case in Los Angeles. The court certified a limited class in the race discrimination case (African-American) filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and set a December 2005 trial date. The final case, also alleging race discrimination (African-American) and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case.

BSSI/ICO litigation On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (“ICO”) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (“BSSI”) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross complaint with the court on September 16, 2004, alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2 billion. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position.

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

We have possible material exposures related to the 747 program, principally attributable to termination costs that could result from a lack of market demand. We are continuing to monitor the commercial market for the 747 and potential new derivatives. Due to uncertainty of the market acceptance, termination of production is reasonably possible. A forward loss is not expected as a result of a decision to complete production but program margins would be modestly impacted. Additionally, completion of production may create excess spare inventory, resulting in a charge that is not expected to be material. A decision to proceed with new derivatives or complete production is likely to be made mid-year 2005.

Additionally, we have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. The long-term viability of the 767 program is dependent on receiving a timely USAF Tanker contract. Due to the uncertainty, production completion is reasonably possible. A forward loss is not expected as a result of this decision but program margins would be significantly impacted. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. We continue to actively market the 767 program to commercial customers and position the program to support a USAF

767 Tanker contract and other military applications. A decision to complete production is likely to be made mid-year 2005.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,183 as of December 31, 2004 and approximately $2,364 at December 31, 2003.

Note 24 – Segment Information

We operate in six principal segments: Commercial Airplanes; A&WS, Network Systems, Support Systems, and L&OS, collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Boeing Technology, Connexion by BoeingSM and our Shared Services Group. Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins.

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

See Note 25 for a discussion of the BCC segment operations.

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

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Sales and other operating revenue by geographic area consisted of the following:

Year ended December 31,	2004	2003	2002
Asia, other than China	$6,091	$6,885	$7,607
China	1,769	745	1,433
Europe	4,506	3,826	5,865
Oceania	1,032	1,944	1,813
Africa	625	670	526
Canada	644	639	287
Latin America, Caribbean and other	738	607	354
	15,405	15,316	17,885
United States	37,052	34,940	35,946
Total sales	$52,457	$50,256	$53,831

Commercial Airplanes segment sales were approximately 77%, 80% and 78% of total sales in Europe and approximately 90%, 90% and 87% of total sales in Asia, excluding China, for 2004, 2003 and 2002, respectively. IDS sales were approximately 20%, 16% and 20% of total sales in Europe and approximately 8%, 8% and 12% of total sales in Asia, excluding China, for 2004, 2003 and 2002 respectively. Exclusive of these amounts, IDS sales were principally to the U.S. Government and represented 56%, 50% and 42% of consolidated sales for 2004, 2003 and 2002, respectively. Approximately 6% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Sales and other operating revenues

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$21,037	$22,408	$28,387
Integrated Defense Systems:
Aircraft and Weapon Systems	11,394	10,766	10,569
Network Systems	11,432	9,384	8,113
Support Systems	4,670	4,219	3,484
Launch and Orbital Systems	2,969	2,992	2,791
Total Integrated Defense Systems	30,465	27,361	24,957
Boeing Capital Corporation	959	991	764
Other	549	871	536
Accounting differences/eliminations	(553)	(1,375)	(813)
	$52,457	$50,256	$53,831

Net earnings

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$753	$707	$2,017
Integrated Defense Systems:
Aircraft and Weapon Systems	1,636	1,422	1,269
Network Systems	993	626	546
Support Systems	638	472	376
Launch and Orbital Systems	(342)	(1,754)	(182)
Total Integrated Defense Systems	2,925	766	2,009
Boeing Capital Corporation	183	91	35
Other	(535)	(379)	(419)
Accounting differences/eliminations	(403)	(11)	424
Share-based plans expense	(576)	(456)	(447)
Unallocated expense	(340)	(320)	(193)
Earnings from continuing operations	2,007	398	3,426
Other income, net	288	460	37
Interest and debt expense	(335)	(358)	(320)
Earnings before income taxes	1,960	500	3,143
Income tax (expense)/benefit	(140)	185	(847)
Net earnings from continuing operations	$1,820	$685	$2,296
Income from discontinued operations, net of taxes	10	33	23
Net gain on disposal of discontinued operations, net of taxes	42
Cumulative effect of accounting change, net of taxes			(1,827)
Net earnings	$1,872	$718	$492

Depreciation and amortization

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$460	$455	$463
Integrated Defense Systems:
Aircraft and Weapon Systems	111	118	146
Network Systems	99	72	72
Support Systems	15	18	16
Launch and Orbital Systems	220	222	243
Total Integrated Defense Systems	445	430	477
Boeing Capital Corporation	226	217	183
Other	51	49	44
Unallocated	342	267	295
	$1,524	$1,418	$1,462

Research and development expense

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$941	$676	$768
Integrated Defense Systems:
Aircraft and Weapon Systems	382	360	304
Network Systems	234	195	132
Support Systems	57	59	43
Launch and Orbital Systems	161	232	263
Total Integrated Defense Systems	834	846	742
Other	104	129	129
Total research and development expense	$1,879	$1,651	$1,639

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosure of operating segment data on a basis that is used by management to evaluate performance and allocate resources. If management uses a non-GAAP measure of segment profit or loss and assets to evaluate performance and allocate resources, that non-GAAP measurement basis is to be used for external segment reporting. If more than one basis of measurement is used by management, then the basis that is most consistent with that used in the consolidated financial statements is to be used for external segment reporting.

Beginning in 2003, the Commercial Airplanes segment is being reported under the program method of accounting. Prior to 2003, segment data was presented using the non-GAAP unit accounting basis of measurement used by our management to evaluate performance and allocate resources for the commercial aircraft segment. However, during 2002, our management began the transition to using both GAAP program accounting and non-GAAP unit accounting for internal commercial aircraft segment reporting. This transition was completed in the beginning of 2003, at which time we began using GAAP program accounting, which is the basis of accounting used in the consolidated financial statements, for external commercial aircraft segment reporting. The Commercial Airplanes segment numbers for the periods ending December 31, 2004, 2003 and 2002, have been revised to reflect the program method of accounting.

The ‘Accounting differences/eliminations’ caption of net earnings includes the impact of cost measurement differences between GAAP and federal cost accounting standards. This includes the following: the difference between pension costs recognized under SFAS No. 87, Employers’ Accounting for Pensions, and under federal cost accounting standards, principally on a funding basis; the differences between retiree health care costs recognized under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and under federal cost accounting standards, principally on a cash basis, the differences between workers’ compensation costs recognized under SFAS No. 5, Accounting for Contingencies, and under federal cost accounting standards, under which adjustments to prior years’ estimates of claims incurred and not reported are recognized in future periods; and the differences in timing of cost recognition related to certain activities, such as facilities consolidation, undertaken as a result of mergers and acquisitions whereby such costs are expensed under GAAP and deferred under federal cost accounting standards. Additionally, the amortization of costs capitalized in accordance with SFAS No. 34, Capitalization of Interest Cost, is included in the ‘Accounting differences/eliminations’ caption. The table below summarizes the ‘Accounting differences/eliminations’ line in net earnings.

Accounting differences/eliminations

Year ended December 31,	2004	2003	2002
Pension	$27	$463	$599
Post-retirement	(285)	(257)	(93)
Capitalized interest	(48)	(53)	(56)
Pre-modification aircraft elimination	15	(128)	(35)
Other	(112)	(36)	9
Total	$(403)	$(11)	$424

Unallocated expense includes the recognition of an expense or a reduction to expense for deferred stock compensation plans resulting from stock price changes as described in Note 16. The cost attributable to share-based plans expense is not allocated to other business segments except for the portion related to BCC. Unallocated expense also includes corporate costs not allocated to the operating segments. Unallocated depreciation and amortization relates primarily to our Shared Services Group.

Unallocated assets primarily consist of cash and investments, prepaid pension expense, goodwill acquired prior to 1997, net deferred tax assets, capitalized interest and assets held by our Shared Services Group as well as intercompany eliminations. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, net deferred tax liabilities and income taxes payable. Debentures and notes payable are not allocated to other business segments except for the portion related to BCC. Unallocated capital expenditures relate primarily to

Shared Services Group assets. The segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$7,365	$8,760	$10,006
Integrated Defense Systems:
Aircraft and Weapon Systems	1,186	925	1,477
Network Systems	3,852	3,619	3,865
Support Systems	919	863	784
Launch and Orbital Systems	5,938	5,621	6,627
Total Integrated Defense Systems	11,895	11,028	12,753
Boeing Capital Corporation	9,678	12,120	11,840
Other	7,344	3,580	3,050
Unallocated	17,681	17,498	14,693
	$53,963	$52,986	$52,342

Liabilities

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$6,933	$5,536	$6,075
Integrated Defense Systems:
Aircraft and Weapon Systems	1,182	1,188	1,138
Network Systems	982	1,042	1,161
Support Systems	376	398	371
Launch and Orbital Systems	2,843	2,749	2,235
Total Integrated Defense Systems	5,383	5,377	4,905
Boeing Capital Corporation	7,509	9,595	9,810
Other	868	817	586
Unallocated	21,984	23,522	23,270
	$42,677	$44,847	$44,646

Capital expenditures, net

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$311	$218	$135
Integrated Defense Systems:
Aircraft and Weapon Systems	74	105	182
Network Systems	47	64	75
Support Systems	12	15	16
Launch and Orbital Systems	66	197	264
Total Integrated Defense Systems	199	381	537
Boeing Capital Corporation
Other	8	(10)	29
Unallocated	460	152	300
	$978	$741	$1,001

Contractual backlog (unaudited)

Year ended December 31,	2004	2003	2002
Commercial Airplanes	$70,449	$63,929	$68,159
Integrated Defense Systems:
Aircraft and Weapon Systems	18,256	19,352	15,862
Network Systems	10,190	11,715	6,700
Support Systems	6,505	5,882	5,286
Launch and Orbital Systems	4,200	3,934	8,166
Total Integrated Defense Systems	39,151	40,883	36,014
	$109,600	$104,812	$104,173

Note 25 – Boeing Capital Corporation (BCC)

BCC, a wholly-owned subsidiary, is primarily engaged in the financing of commercial and private aircraft. On May 24, 2004, BCC entered into a purchase and sale agreement with GECC to sell substantially all of the assets related to its former Commercial Financial Services business. See Note 9 for a discussion on the disposition of BCC’s Commercial Financial Services business.

BCC’s portfolio consists of financing leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease. BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains on disposals, and gains/losses on revaluation of derivatives. Cost of products and services for the segment consists of depreciation on leased equipment, asset impairment expenses and other charges, and provisions recorded against the valuation allowance presented in Note 10. BCC is fully consolidated into our financial statements. Intracompany profits, transactions, and balances (including those related to intracompany guarantees) have been eliminated in consolidation and are reflected in the “Boeing” columns below.

	Consolidated			Boeing			BCC
Year ended December 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002
Operations:
Total revenues	$52,457	$50,256	$53,831	$51,498	$49,265	$53,067	$959	$991	$764
Cost of products and services	(44,675)	(43,792)	(45,485)	(44,389)	(43,315)	(45,176)	(286)	(477)	(309)
BCC interest expense	(350)	(358)	(319)				(350)	(358)	(319)
	7,432	6,106	8,027	7,109	5,950	7,891	323	156	136
Operating expenses	(5,425)	(5,708)	(4,601)	(5,285)	(5,643)	(4,500)	(140)	(65)	(101)
Earnings from continuing operations	2,007	398	3,426	1,824	307	3,391	183	91	35
Other income, net	288	460	37	288	460	37
Interest and debt expense	(335)	(358)	(320)	(335)	(358)	(320)
Earnings before income taxes	1,960	500	3,143	1,777	409	3,108	183	91	35
Income tax (expense)/benefit	(140)	185	(847)	(78)	203	(838)	(62)	(18)	(9)
Net earnings from continuing operations	1,820	685	2,296	1,699	612	2,270	121	73	26
Income from discontinued operations, net of taxes	10	33	23				10	33	23
Net gain on disposal of discontinued operations, net of taxes	42						42
Cumulative effect of accounting change, net of taxes			(1,827)			(1,827)
Net earnings	$1,872	$718	$492	$1,699	$612	$443	$173	$106	$49

Cash flows:
Net earnings	$1,872	$718	$492	$1,699	$612	$443	$173	$106	$49
Operating activities adjustments	1,586	1,991	1,844	1,475	1,144	1,108	111	847	736
Operating activities	3,458	2,709	2,336	3,174	1,756	1,551	284	953	785
Investing activities	(1,369)	112	(1,382)	(3,837)	904	1,094	2,468	(792)	(2,476)
Financing activities	(3,518)	(521)	746	(692)	(390)	(1,231)	(2,826)	(131)	1,977
Net increase (decrease) in cash and cash equivalents	(1,429)	2,300	1,700	(1,355)	2,270	1,414	(74)	30	286
Cash and cash equivalents at beginning of year	4,633	2,333	633	3,917	1,647	233	716	686	400
Cash and cash equivalents at end of year	$3,204	$4,633	$2,333	$2,562	$3,917	$1,647	$642	$716	$686

Financial Position:
Assets*	$53,963	$52,986		$43,643	$40,150		$10,320	$12,836
Debt	12,200	14,443		5,176	5,266		7,024	9,177
Equity	11,286	8,139		9,882	6,197		1,404	1,942
Debt-to-equity ratio							5.0 to 1	4.7 to 1

*	BCC’s portfolio at December 31, 2004 and 2003, totaled $9,680 and $10,118. The difference between BCC’s total assets and portfolio is primarily cash and assets of discontinued operations.

As part of BCC’s quarterly review of its portfolio of financing assets and operating leases, adjustments to the valuation allowance and specific impairment losses were identified. During the year ended December 31, 2004, BCC recorded a recovery to the provision for losses of $38. This included a special reduction of $55 offset by a normal provision for losses of $17. The primary factors attributing to the $55 reduction in the provision for losses in 2004 were: $53 of benefit from the mitigation of collateral exposure from agreements with certain customers; $28 of net benefit due to refinements in the methodology for measuring collateral values; $11 of net benefit due to the sale of various notes thus decreasing collateral exposure; and a $49 increase in the requirement in the allowance account resulting from the determination that receivables from ATA were subject to a specific impairment. However, during the years ended December 31, 2003 and 2002, BCC increased the provision for losses by $151 and $108, primarily resulting from deteriorated airline credit ratings and depressed aircraft values based on our quarterly assessment of the adequacy of customer financing reserves.

During the year ended December 31, 2004, BCC recognized impairment charges of $106. This was comprised of $47 for an other-than-temporary impairment of an investment in ATA maturing in 2015, $32 related to the impairment of BCC’s investment in an EETC which finances aircraft with Delta, $16 of specific impairment charges related primarily to aircraft trading and $11 of valuation loss on one BBJ reclassified from discontinued operations to continuing operations as a result of our decision to retain the aircraft. During the year ended December 31, 2003, BCC recognized impairment charges of $100 and charges of $21 related to the write-off of forward-starting interest rate swaps related to Hawaiian. During the year ended December 31, 2002, BCC recognized impairment charges of $13 due to impairments of investments in ETCs, charges of $48 due to impairments of joint venture aircraft and charges of $32 related to valuation of other assets in the portfolio.

Intracompany Guarantees

We provide BCC with certain intracompany guarantees and other subsidies. Intracompany guarantees primarily relate to residual value guarantees and credit guarantees (first loss deficiency guarantees and rental guarantees). Residual value guarantees provide BCC a specified asset value at the end of a lease agreement with a third-party in the event of a decline in market value of the financed aircraft. First loss deficiency guarantees cover a specified portion of BCC’s losses on financed aircraft in the event of a loss upon disposition of the aircraft following a default by the third-party lessee. Rental loss guarantees are whole or partial guarantees covering BCC against the third-party lessee’s failure to pay rent under the lease agreement. In addition to guarantees, other subsidies are also provided to BCC mainly in the form of rental payments on restructured third-party leases and interest rate subsidies.

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

December 31,	2004	2003	2002
Guarantees and asset impairments	$112	$122	$257
Lease accounting differences	(4)	(16)	(1)
Other subsidies	45	56	49
	$153	$162	$305

Included in ‘Guarantees and asset impairments’ for the years ended December 31, 2004, 2003 and 2002, was an increase in the customer financing valuation allowance of $82, $61 and $80, resulting from guarantees provided to BCC. For the years ended December 31, 2004, 2003 and 2002, there were additional asset impairments and other charges of $2, $5 and $146, related to the deterioration of aircraft values, reduced estimated cash flows for operating leases and the renegotiation of leases.

Note 26 – Statements of Cash Flows

Working capital includes customer financing transactions primarily in the form of notes receivables, sales-type/financing leases and operating leases. These transactions generally occur as the result of customer financing-related activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Consolidated Statements of Cash Flows. Customer financing transactions by Commercial Airplanes were previously identified as non-cash and excluded from the Consolidated Statements of Cash Flows. (See Note 8.) We received no cash from these customer financing transactions on a consolidated basis. We changed the classification of the cash flow effects of customer financing transactions stemming from concerns raised by the staff of the SEC. These transactions are currently presented as operating activities. The amounts for prior periods have been reclassified to be consistent with current year presentation. For the years ended December 31, 2004, 2003 and 2002, the net impact on operating cash flow in the Consolidated Statements of Cash Flows was ($421), ($1,316), and ($2,038), respectively, for customer financing transactions. The difference between the amounts on the Consolidated Statements of Cash Flows and BCC’s Consolidated Statements of Cash Flows primarily relates to operating lease activity at the Commercial Airplanes segment.

The following table provides a reconciliation of amounts previously presented to the amounts currently presented for each period, which include the above adjustments as well as the reclassification of Commercial Financial Services to a discontinued operation. (See Note 9.)

	Prior Presentation			Adjustments			Current Presentation
(Dollars in millions)	2004	2003*	2002*	2004	2003	2002	2004	2003	2002
Cash flows – operating activities:
Depreciation	$1,412	$1,356	$1,409		$(50)	$(47)	$1,412	$1,306	$1,362
Investment/asset impairment charges, net	122	155	357		(2)	(5)	122	153	352
Customer financing valuation provision	45	234	219		(18)	(27)	45	216	192
(Gain)/loss on dispositions, net	(23)	(7)	(44)		9	5	(23)	2	(39)
Non cash adjustments relating to discontinued operations	15				63	76	15	63	76
Inventories, net of advances and progress billings and reserves	15	351	1,371	$596	142	136	611	493	1,507
Customer financing, net				(421)	(1,316)	(2,038)	(421)	(1,316)	(2,038)
Net impact to operating activities	$1,586	$2,089	$3,312	$175	$(1,172)	$(1,900)	$1,761	$917	$1,412

Cash flows – investing activities:
Customer financing and properties on lease, additions	$(597)	$(2,189)	$(2,840)	$597	$2,189	$2,840
Customer financing and properties on lease, reductions	772	1,242	789	(772)	(1,242)	(789)
Discontinued operations customer financing, additions					(333)	(591)		$(333)	$(591)
Discontinued operations customer financing, reductions	174				558	440	$174	558	440
Net impact to investing activities	$349	$(947)	$(2,051)	$(175)	$1,172	$1,900	$174	$225	$(151)

*	Numbers are shown as reported in the 2003 10-K

Note 27– Subsequent Events (Unaudited)

On February 22, 2005, we announced the sale of our business unit, Rocketdyne Propulsion and Power, to United Technologies Corporation under an asset purchase agreement. As of the date these financial statements have been filed, this transaction remains subject to regulatory approval and other closing conditions. The transaction is expected to be complete within one year. The assets and liabilities of the business unit at year end were $368 and $115.

On February 22, 2005, we announced the sale of Commercial Airplanes Wichita and Tulsa facilities and assets to Onex Partners LP (Mid-Western Aircraft Systems) under an asset purchase agreement. As of the date these financial statements have been filed, this transaction remains subject to regulatory approval and other closing conditions. The transaction is expected to be complete when all closing conditions are met and upon receiving required regulatory approvals, which are expected to occur within one year. The assets and liabilities of the business unit at year end that are subject to the transaction were $1,348 and $139.

Quarterly Financial Data (Unaudited)

	2004				2003
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Sales and other operating revenues	$13,314	$13,152	$13,088	$12,903	$13,156	$12,184	$12,717	$12,199
Earnings from continuing operations	28	511	644	824	667	426	(312)	(383)
Net earnings from continuing operations	182	438	586	614	1,123	248	(200)	(486)
Cumulative effect of accounting change, net of taxes
Income/(loss) from discontinued operations, net of taxes	(5)	(1)	7	9	9	8	8	8
Net gain of disposal of discontinued operations, net of taxes	9	19	14
Net earnings (loss)	186	456	607	623	1,132	256	(192)	(478)
Basic earnings per share	0.24	0.54	0.72	0.77	1.40	0.31	(0.25)	(0.61)
Cumulative effect of accounting change, net of taxes
Income/(loss) from discontinued operations, net of taxes	(0.01)		0.01	0.01	0.01	0.01	0.01	0.01
Net gain of disposal of discontinued operations, net of taxes	0.01	0.02	0.02
Basic earnings (loss) per share	0.24	0.56	0.75	0.78	1.41	0.32	(0.24)	(0.60)
Diluted earnings per share	0.23	0.54	0.72	0.76	1.39	0.31	(0.25)	(0.61)
Cumulative effect of accounting change, net of taxes
Income/(loss) from discontinued operations, net of taxes	(0.01)		0.01	0.01	0.01	0.01	0.01	0.01
Net gain of disposal of discontinued operations, net of taxes	0.01	0.02	0.02
Diluted earnings (loss) per share	0.23	0.56	0.75	0.77	1.40	0.32	(0.24)	(0.60)
Cash dividends paid per share	0.20	0.20	0.20	0.17	0.17	0.17	0.17	0.17
Market price:
High	55.48	55.24	51.49	45.10	43.37	38.90	37.36	34.59
Low	48.10	46.40	40.31	38.04	34.40	31.00	25.20	24.73
Quarter end	51.77	51.62	51.09	41.07	42.14	34.33	34.32	25.06

During the fourth quarter of 2004, we recognized expenses relating to the USAF 767 Tanker Program of $275 as well as for the termination of the 717 program of $280.

During the third quarter of 2004, BCC exercised its right to redeem $1 billion face value of its outstanding senior notes, which had a carrying value of $999. BCC recognized a loss of $42 related to this early debt redemption which consisted of a $52 prepayment penalty for early redemption recognized during the third quarter of 2004, partially offset by $10 related to the amount by which the fair value of its hedged redeemed debt exceeded the carrying value of its hedged redeemed debt recognized during the fourth quarter of 2004.

During the second quarter of 2004, BCC’s Commercial Financial Services business was sold to GECC which resulted in a net gain on disposal of discontinued operations of $14.

During the first quarter of 2004, we received notice of approved federal income tax refunds totaling $222 related to a settlement of the 1983 through 1987 tax years.

There were no significant events during the fourth quarter of 2003.

During the third quarter of 2003, we recognized expenses of $184 relating to the termination of the 757 program.

During the second quarter of 2003, we recognized a charge of $1.1 billion related to our satellite and launch businesses due to continued weakness in the commercial space launch market, higher mission and launch costs on the Delta IV program and cost growth in the satellite business.

During the first quarter of 2003, we recorded goodwill impairment charges of $913 due to a trigger by reorganizing our Military Aircraft and Missile Systems and Space and Communications segments into IDS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boeing Company

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Boeing Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position and the related consolidated statements of operations, shareholders’ equity, and cash flows as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2005 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted: (1) The Boeing Company Code of Ethical Business Conduct for the Board of Directors; (2) The Boeing Company Code of Conduct for Finance Employees which is applicable to our Chief Financial Officer (CFO), Controller and all finance employees; and (3) The Boeing Code of Conduct that applies to all employees, including our Chief Executive Officer (CEO), (collectively, the “Codes of Conduct”). The Codes of Conduct are posted on our website, www.boeing.com. We intend to disclose on our website any amendments to, or waivers of, the Codes of Conduct covering our CEO, CFO and/or Controller promptly following the date of such amendments or waivers. A copy of the Codes of Conduct may be obtained upon request, without charge, by contacting our Office of Internal Governance at 888-970-7171 or by writing to us at The Boeing Company, 100 N. Riverside, Chicago, IL, 60606, Attn: Senior Vice President, Office of Internal Governance. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of the executive officers, directors or director nominees.

The directors and executive officers of the Company as of February 28, 2005, are as follows:

Directors

Name	Age	Positions and offices held and business experience
Harry C. Stonecipher	68

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

John H. Biggs	68

Former Chairman and Chief Executive Officer, Teachers Insurance and Annuity Association-College Retirement Equities Fund (“TIAA-CREF”). Mr. Biggs served as Chairman and Chief Executive Officer of TIAA-CREF (national teachers’ pension fund) from January 1993 until November 2002. He is also a director of J.P. Morgan Chase & Co. He is a trustee of Washington University in St. Louis and the National Bureau of Economic Research.

John E. Bryson	61	Chairman of the Board, President and Chief Executive Officer, Edison International. Mr. Bryson has been Chairman and Chief Executive Officer of Edison International (electric power generator,

Name	Age	Positions and offices held and business experience

distributor and structured finance provider) and predecessor companies since 1990. He is a director of The Walt Disney Company and Western Asset Funds, Inc. (and related fixed income funds). He also serves as co-chair of the Pacific Council on International Policy and is a director of W.M. Keck Foundation and The California Endowment.

Linda Z. Cook	46

Group Managing Director, Royal Dutch/Shell Group of Companies, CEO Gas and Power from August 2004. Ms. Cook was President and Chief Executive Officer, Shell Canada Limited (petroleum). Ms. Cook was President and Chief Executive Officer and a member of the Board of Directors of Shell Canada Limited from August 2003 until August 2004. She served as Chief Executive Officer for Shell Gas & Power from January 2000 through July 2003. She previously served as Director, Strategy & Business Development on the Shell Exploration & Production Global Executive Committee based in The Hague. Ms. Cook is a member of the Society of Petroleum Engineers.

Kenneth M. Duberstein	60

Chairman and Chief Executive Officer, The Duberstein Group. Mr. Duberstein has served as Chairman and Chief Executive of The Duberstein Group (consulting firm) since 1989. He was White House Chief of Staff in 1988 and 1989. Mr. Duberstein is also a director of ConocoPhillips, Fannie Mae, and St. Paul Travelers Companies.

John F. McDonnell	66

Retired Chairman, McDonnell Douglas Corporation. Mr. McDonnell served as Chairman of McDonnell Douglas Corporation (aerospace) from 1988 until its merger with Boeing in 1997 and as its Chief Executive Officer from 1988 to 1994. He is also a director of Zoltek Companies, Inc., director of BJC Healthcare and Vice-Chairman of the Board of Trustees of Washington University in St. Louis.

W. James McNerney, Jr.	55

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

Richard D. Nanula	44

Chief Financial Officer, Amgen, Inc. Mr. Nanula joined Amgen as executive vice president in May 2001 and was appointed chief financial officer in August 2001. He is a member of Amgen’s executive committee. Mr. Nanula served as chairman and chief executive officer at Broadband Sports Inc., an Internet media company from 1999 until 2001. He served as president and chief operating officer for Starwood Hotels and Resorts in New York from 1998 until 1999. He held a variety of executive positions at the Walt Disney Company from 1986 until 1998, including senior executive vice president, chief financial officer and president of Disney Stores Worldwide.

Name	Age	Positions and offices held and business experience
Lewis E. Platt	63

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

Rozanne L. Ridgway	69

Former Assistant Secretary of State for Europe and Canada. Ms. Ridgway served as Co-Chair of the Atlantic Council of the United States (association to promote better understanding of international issues) from 1993 to 1996 and was its President from 1989 through 1992. She has been the non-executive pro bono chair of the Baltic-American Enterprise Fund since 1994. She served 32 years with the U.S. State Department, including service as Ambassador to the German Democratic Republic and to Finland, and, from 1985 until her retirement in 1989, as Assistant Secretary of State for Europe and Canada. She is also a director of Emerson Electric Company, 3M Company, the Sara Lee Corporation, New Perspective Fund, EuroPacific Fund and Manpower, Inc. and a trustee of the National Geographic Society and the Center for Naval Analyses.

John M. Shalikashvili	68

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

Mike S. Zafirovski	51

Former President and Chief Operating Officer, Motorola, Inc. Mr. Zafirovski was President and Chief Operating Officer of Motorola, Inc. from 2002 until January 2005. He will remain a consultant and director of Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector of Motorola, Inc. from June 2000 until July 2002. Prior to joining Motorola, Mr. Zafirovski spent 24 years with General Electric Company, where he served in management positions, his most recent being President and CEO of GE Lighting from July 1999 to May 2000. He is a director of United Way of Metropolitan Chicago, Children’s Memorial Hospital in Chicago, the Economic Club of Chicago and the Museum of Science and Industry.

Executive Officers

Name	Age	Positions and offices held and business experience
Harry C. Stonecipher	68

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

James F. Albaugh	54

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

Douglas G. Bain	55

Senior Vice President and General Counsel since August 2000. Prior thereto, Vice President and General Counsel from November 1999. Prior thereto, Vice President of Legal, Contracts, Ethics and Government Relations for Boeing Commercial Airplanes from 1996.

James A. Bell	56

Executive Vice President and Chief Financial Officer since January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000.

Rudy F. deLeon	52

Senior Vice President-Government Relations, Washington, D.C. Operations since July 2001. Prior thereto, Deputy Secretary of Defense (2000-2001). Prior thereto, Under Secretary of Defense for Personnel and Readiness, from 1997 to 2000, Under Secretary of the Air Force (1994-1997). Served as the Special Assistant to Secretary of Defense (1993-1994).

Tod R. Hullin	61

Senior Vice President, Communications since December 2003. Prior thereto, Executive Vice President, Global Public Policy and North American Communications, Vivendi Universal from December 2000 to March 2002. Prior thereto, Senior Global Communications Officer for the Seagram Company Ltd. from October 1998 to December 2000 and Time Warner from February 1991 to March 1997.

Name	Age	Positions and offices held and business experience
James M. Jamieson	56

Senior Vice President, Chief Technology Officer since December 2003. Prior thereto, Senior Vice President, Airplane Programs for Boeing Commercial Airplanes from February 2000 to December 2003. Prior thereto, Executive Vice President of Single Aisle Airplane Programs from October 1998 to February 2000.

Laurette T. Koellner	50

Executive Vice President and President, Connexion by Boeing since December 2004. Prior thereto, Chief People and Administration Officer, Executive Vice President from August 2002 through December 2004. Member of the Office of the Chairman from March 2002 until December 2003. Prior thereto, Chief People and Administration Officer, Senior Vice President, from March 2002. Prior thereto, Senior Vice President of the Company and President, Shared Services Group from November 2000. Prior thereto, Vice President and Corporate Controller from March 1999. Prior thereto, Vice President and General Auditor from August 1997. Prior thereto, Vice President of Auditing at McDonnell Douglas Corporation from May 1996. Prior thereto, Division Director of Human Resources at McDonnell Douglas Aerospace Company from May 1994. Current director of Exostar and Sara Lee Corporation.

Alan R. Mulally	59

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

Thomas R. Pickering	73

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

Bonnie W. Soodik	54

Senior Vice President of the Company, Office of Internal Governance. Prior thereto, President, Shared Services Group since March 2002. Prior thereto, Vice President of Human Resources for Boeing Space and Communications Group. Prior thereto, Vice President and General Manager of Shared Services Group. Prior thereto, Vice President of Product Assurance and Services at Aircraft & Missiles from April 1997. Prior thereto, Vice President of Quality at Douglas Aircraft from 1995.

Richard D. Stephens	52

Senior Vice President Internal Services since December 2004. Prior thereto, Senior Vice President and President, Shared Services Group. Prior thereto, Vice President and General Manager, Integrated Defense Systems Homeland Security and Services, from July 2002 to December 2003. Prior thereto, led a number of Boeing businesses, including Space and Communications Services, Reusable Space Systems, Naval Systems and Tactical Systems.

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2005 Proxy Statement, and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2005 Proxy Statement, and that information is incorporated by reference herein.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain four equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Securities Remaining Available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	64,505,650(1)(2)	$45.99	28,698,134(3)(4)
Equity compensation plans not approved by shareholders (5)	None	None	None
Total	64,505,650(1)(2)	$45.99	28,698,134(3)(4)

The table includes 10,343,380 deferred stock units that are convertible into either stock or a cash equivalent, of which 9,549,837 are vested and the remainder vest with employee service.

(1)

Includes 28,623,510 Performance Shares at the target level. Depending on the level of achievement of performance goals, the Performance Shares may instead be paid at zero shares, at 35,779,388 shares at the maximum level, or at 5,722,550 shares at the minimum level. Because there is no exercise price associated with Performance Shares, such shares are not included in the weighted average price calculation.

(2)

Includes 12,325,564 restricted stock units and other stock unit awards. Because there is no exercise price associated with these units, such units are not included in the weighted average price calculation.

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

(5)

The table does not include stock options that we assumed in connection with our acquisition of McDonnell Douglas Corporation. The assumed options are for the purchase of 1,170,000 shares of Boeing stock and have a weighted-average exercise price of $14.21 per share. In the event that any assumed option is not exercised, no further option to purchase shares of Boeing stock will be issued in place of such unexercised option.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2005 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included under the caption “Independent Auditors Fees Report” in the 2005 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	146

The auditors’ report with respect to the above-listed financial statement schedule appears on page 131 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

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

(i)

Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 26, 2004. (Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q (File No. 001-00442) for the quarter ended June 30, 2004.)

(ii)	By-Laws, as amended on December 13, 2004. (Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated December 14, 2004).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

(i)

Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company’s Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)

U.S. $2 Billion 364-Day Credit Agreement dated as of November 19, 2004, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(ii)

U.S. $1.5 Billion Five-Year Credit Agreement dated as of November 21, 2003, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders. (Exhibit (10)(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (herein referred to as “2003 Form 10-K”).)

•	Management Contracts and Compensatory Plans

(iii)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(iv)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(v)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(v) to the Company’s 2003 Form 10-K).

(vi)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s 2003 Form 10-K.)

(vii)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on October 22, 2001. (Exhibit (10)(vii) to the Company’s 2003 Form 10-K.)

(viii)

Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company’s Form 10-Q for the quarter ended September 30, 2000.)

(ix)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10–K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10–K.)

(x)	Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 1997.)

(xi)	1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

(xii)	Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(a)	Amendment No. 1, dated as of June 26, 2000, to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2000.)

(xiii)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xiv)	The Boeing Company ShareValue Program, as amended on April 5, 2002. (Exhibit (10)(xiv) to the Company’s 2003 Form 10-K.)

(xv)

Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xvi)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) (Exhibit 10.1 to the Company’s Current Report in Form 8-K (File No. 001-0042) dated December 16, 2004).

(xvii)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xviii)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2001.)

(xix)	The Boeing Company 2003 Incentive Stock Plan. (Exhibit (10)(xx) to the Company’s 2003 Form 10-K.)

(xx)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on June 30, 2003. (Exhibit (10)(xxi) to the Company’s 2003 Form 10-K.)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors

(ii)	The Boeing Company Code of Conduct for Finance Employees

(iii)	The Boeing Company Code of Conduct

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

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

Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ JOHN H. BIGGS	/S/ RICHARD D. NANULA
John H. Biggs – Director	Richard D. Nanula – Director

/S/ JOHN E. BRYSON	/S/ LEWIS E. PLATT
John E. Bryson – Director	Lewis E. Platt – Director and Non-Executive Chairman of the Board

/S/ LINDA Z. COOK	/S/ ROZANNE L. RIDGWAY
Linda Z. Cook – Director	Rozanne L. Ridgway – Director

/S/ KENNETH M. DUBERSTEIN	/S/ JOHN M. SHALIKASHVILI
Kenneth M. Duberstein – Director	John M. Shalikashvili – Director

/S/ JOHN F. MCDONNELL	/S/ HARRY C. STONECIPHER
John F. McDonnell – Director	Harry C. Stonecipher – Director

/S/ W. JAMES MCNERNEY, JR.	/S/ MIKE S. ZAFIROVSKI
W. James McNerney, Jr. – Director	Mike S. Zafirovski – Director

SCHEDULE II - Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Doubtful Accounts, Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Allowance for Doubtful Accounts and Customer Financing	2004	2003	2002
Balance at January 1	$404	$301	$114
Charged to costs and expenses	45	214	190
Deductions from reserves (accounts charged off)	(46)	(111)	(3)

Balance at December 31	$403	$404	$301

Other Assets	2004	2003	2002
Balance at January 1	$416	$380	$349
Charged to costs and expenses	62	36	31
Deductions from reserves (accounts charged off)

Balance at December 31	$478	$416	$380