Form 10-Q
period 2005-03-31
BOEING CO
filed 2005-04-27
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 22, 2005, there were 826,325,954 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 39 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Three months ended March 31
	2005	2004
Sales of products	$10,791	$10,834
Sales of services	2,196	2,069

Total revenues	12,987	12,903

Cost of products	(8,830)	(8,922)
Cost of services	(1,859)	(1,789)
Boeing Capital Corporation interest expense	(89)	(84)

Total costs and expenses	(10,778)	(10,795)

	2,209	2,108
Income from operating investments, net	16	13
General and administrative expense	(1,071)	(823)
Research and development expense	(492)	(474)
Gain on dispositions, net	25

Earnings from continuing operations	687	824
Other income/(expense), net	(16)	159
Interest and debt expense	(87)	(84)

Earnings before income taxes	584	899
Income tax expense	(70)	(285)

Net earnings from continuing operations	514	614
Cumulative effect of accounting change, net of taxes	21
Income from discontinued operations, net of taxes		9

Net earnings	$535	$623

Basic earnings per share from continuing operations	$0.65	$0.76
Cumulative effect of accounting change, net of taxes	0.02
Income from discontinued operations, net of taxes		0.01

Basic earnings per share	$0.67	$0.77

Diluted earnings per share from continuing operations	$0.64	$0.76
Cumulative effect of accounting change, net of taxes	0.02
Income from discontinued operations, net of taxes		0.01

Diluted earnings per share	$0.66	$0.77

Cash dividends paid per share	$0.25	$0.17

Weighted average diluted shares (millions)	806.8	810.9

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	March 31 2005	December 31 2004
Assets

Cash and cash equivalents	$3,330	$3,204
Short-term investments	167	319
Accounts receivable, net	5,316	4,653
Current portion of customer financing, net	496	616
Deferred income taxes	1,988	1,991
Inventories, net of advances and progress billings	6,079	6,508
Assets of discontinued operations	69	70

Total current assets	17,445	17,361
Customer financing, net	10,338	10,385
Property, plant and equipment (net of accumulated depreciation of $12,971 and $12,962)	8,467	8,443
Goodwill	1,928	1,948
Other acquired intangibles, net	932	955
Prepaid pension expense	12,837	12,588
Deferred income taxes	308	154
Investments	3,198	3,050
Other assets	1,261	1,340

	$56,714	$56,224

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$15,338	$14,869
Advances and billings in excess of related costs	6,471	6,384
Income taxes payable	594	522
Short-term debt and current portion of long-term debt	998	1,321

Total current liabilities	23,401	23,096
Deferred income taxes	1,186	1,090
Accrued retiree health care	5,983	5,959
Accrued pension plan liability	3,169	3,169
Deferred lease income	715	745
Long-term debt	10,782	10,879
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	3,696	3,420
Treasury shares, at cost – 185,710,027 and 179,686,231	(9,154)	(8,810)
Retained earnings	16,101	15,565
Accumulated other comprehensive income/(loss)	(1,939)	(1,925)
ShareValue Trust Shares – 39,150,249 and 38,982,205	(2,285)	(2,023)

Total shareholders’ equity	11,478	11,286

	$56,714	$56,224

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2005	2004
Cash flows – operating activities:
Net earnings	$535	$623
Adjustments to reconcile net earnings to net cash (used)/provided by operating activities:
Non-cash items:
Share-based plans expense	245	119
Depreciation	332	313
Amortization of other acquired intangibles	23	23
Amortization of debt discount/premium and issuance costs	7	4
Pension expense	223	72
Investment/asset impairment charges, net	58	25
Customer financing valuation provision	4	40
Gain on dispositions, net	(25)
Other charges and credits, net	36	(9)
Excess tax benefits from share-based payment arrangements	(22)
Non-cash adjustments related to discontinued operations		10
Changes in assets and liabilities –
Accounts receivable	(695)	(378)
Inventories, net of advances, progress billings and reserves	383	(119)
Accounts payable and other liabilities	496	101
Advances in excess of related costs	101	313
Income taxes receivable, payable and deferred	14	380
Deferred lease income	(30)	56
Prepaid pension expense	(455)	(1,002)
Goodwill	20
Accrued retiree health care	24	57
Customer financing, net	65	(624)
Other	54	(68)
Net cash (used)/provided by operating activities	$1,393	$(64)
Cash flows – investing activities:
Discontinued operations customer financing, additions		(17)
Discontinued operations customer financing, reductions	1	40
Adjustments related to discontinued operations		64
Property, plant and equipment additions	(307)	(195)
Property, plant and equipment reductions	29	13
Proceeds from dispositions	76	3
Contributions to investments	(822)	(14)
Proceeds from investments	748	75
Net cash used by investing activities	$(275)	$(31)

Cash flows – financing activities:
Debt repayments	(372)	(471)
Stock options exercised, other	61	26
Excess tax benefits from share-based payment arrangements	22
Common shares repurchased	(495)
Dividends paid	(208)	(143)
Net cash used by financing activities	$(992)	$(588)

Net increase/(decrease) in cash and cash equivalents	126	(683)

Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$3,330	$3,950

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2005, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Our condensed consolidated financial statements and related footnote disclosures reflect the change in classification of the cash flow effects of customer financing transactions, as discussed in Note 16 and the change in classification of inventories to advances and billings in excess of related costs, as discussed in Note 5 and Note 9.

Note 2 – Standards Issued and Not Yet Implemented

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We are currently evaluating the impact of FSP No. FIN 46(R)-5 on our financial statements.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Three months ended March 31
	2005	2004
Weighted average shares outstanding	791.2	801.2
Participating securities	7.2	5.7

Basic weighted average shares outstanding	798.4	806.9
Dilutive potential common shares	8.4	4.0

Diluted weighted average shares outstanding	806.8	810.9

During the second quarter of 2004, we adopted Emerging Issues Task Force Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which did not have a material effect on our earnings per share.

Basic earnings per share is calculated by the sum of (1) net income less dividends paid divided by the basic weighted average shares outstanding and (2) dividends paid divided by the weighted average shares outstanding. Basic weighted average shares outstanding is based on the weighted average number of shares outstanding as well as participating securities that reduce basic earnings per share and excludes treasury shares and the outstanding shares held by the ShareValue Trust not committed for distribution. Participating securities consist of vested stock units associated with our deferred compensation plans.

Diluted earnings per share is calculated by dividing net income by the diluted weighted average shares outstanding. Diluted weighted average shares outstanding is based on that same number of basic weighted shares outstanding plus dilutive potential common shares. Dilutive potential common shares may include shares distributable under stock option, stock unit, Performance Shares and ShareValue Trust plans. These potential common shares are included in the computation of diluted shares outstanding if they would reduce earnings per share.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Three months ended March 31
	2005	2004
Stock options	3.6	19.0
Stock units	0.2	0.2
Performance Shares	31.2	33.2
ShareValue Trust	37.0	41.4

Note 4 – Income Taxes

The effective tax rate of 12.0% for the three months ended March 31, 2005 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and other provision adjustments. During the three months ended March 31, 2005, existing valuation allowances were reversed because the weight of the available evidence determined it is now more likely than not that the deferred tax assets will be realized. The effective income tax rate of 31.7% for the three months ended March 31, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

For the three months ended March 31, 2005 and 2004, net income tax refunds/(payments) were ($71) and $97.

IRS Audit Overview

We are currently under examination by the IRS for the years 1998-2001 and are in the final stages of the exam. We expect the outcome of the exam to be at or below the accrued position. IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $1,618 and $1,678 at March 31, 2005 and December 31, 2004. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, deductions associated with employee benefit plans, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $1,428 at March 31, 2005, and $1,412 at December 31, 2004.

•	The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $159 at March 31, 2005 and $214 at December 31, 2004, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $31 at March 31, 2005 and $52 at December 31, 2004.

Legislative Update

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. These new provisions are not expected to have a material impact on the 2005 income tax rate.

The European Union believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings, cash flows and/or financial position pending the final resolution of this matter.

Note 5 – Inventories

Inventories consisted of the following:

	March 31 2005	December 31 2004
Long-term contracts in progress	$14,248	$14,302
Commercial aircraft programs	6,713	6,049
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,217	1,884

	23,178	22,235
Less advances and progress billings	(17,099)	(15,727)

	$6,079	$6,508

As of March 31, 2005, we classified $2,810 of long-term contracts in progress and ($812) of advances and progress billings to Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position. As of December 31, 2004, we reclassified $3,044 of long-term contracts in progress and ($783) of advances and progress billings to Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position. (See Note 9.)

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of March 31, 2005 and December 31, 2004, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of March 31, 2005 and December 31, 2004.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $740 and $665 as of March 31, 2005 and December 31, 2004. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances. However to the extent early issue sales consideration exceeds advances these amounts may not be recoverable and would be recognized as a current period expense. As of March 31, 2005 and December 31, 2004, the amount of early issue sales consideration net of advance of deposits included in commercial aircraft program inventory amounted to $143 and $123, which related to one customer.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2004 Annual Report on Form 10-K, represent deferred production costs. As of March 31, 2005 and December 31, 2004, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders. The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	March 31 2005	December 31 2004
Deferred production costs	$590	$703
Unamortized tooling	$463	$485

During the three months ended March 31, 2005 and the year ended December 31, 2004, we purchased $2 and $298 of used aircraft. Used aircraft in inventories totaled $155 and $162 as of March 31, 2005 and December 31, 2004. When we are unable to immediately sell used aircraft, we may place the aircraft on operating leases or we may finance the sale of new aircraft with a short-term note receivable. The carrying amount of aircraft recorded as operating leases, or sales financed under a note receivable, totaled $850 and $958 as of March 31, 2005 and December 31, 2004.

As of March 31, 2005, there were no additional expenses related to the 767 United States Air Force (USAF) Tanker program. We remain firmly committed to the USAF 767 Tanker program and are ready to support our customer in whatever decision is made regarding the recapitalization of the nation’s current aerial refueling fleet.

Note 6 – Divestitures

On February 28, 2005 we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity, wholly-owned by us. The corresponding net assets of the entity were $46 and a gain of $25 was recorded in the Launch & Orbital Systems (L&OS) segment of IDS from the sale of the net assets. In addition, there was a related loss of $68 recorded in the Condensed Consolidated Statement of Operations in Accounting Differences/Eliminations for pension and retiree medical expenses.

On February 22, 2005, we announced the sale of the Rocketdyne Propulsion and Power business, to United Technologies Corporation under an asset purchase agreement. As of the date these financial statements have been filed, the proposed sale is under review by the Federal Trade Commission who requested additional information with respect to the sale in March 2005. If the conditions of the review are satisfied, we expect the deal to close in 2005, therefore, the assets and liabilities for this business are held for use. The assets and liabilities at March 31, 2005 that are subject to the transaction are $236 and $50. The gain on this sale is approximately $330 on a pre-tax basis, including any estimated and preliminary pension and postretirement effects, if it closes under the terms of the asset purchase agreement. (See Note 10 for the pension and postretirement effects.)

On February 22, 2005, we also announced the sale of substantially all of the assets at Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Onex Partners LP (Mid-Western Aircraft Systems, Inc. “Mid-Western”) under an asset purchase agreement. As of the date these financial statements have been filed, Mid-Western’s obligation to complete the purchase is subject to several significant conditions, including successful negotiation of collective bargaining agreements and Mid-Western receiving the proceeds of its debt financing in substantially the amount and form described in its financing commitments. If the conditions are satisfied, we expect the deal to close in 2005, therefore, the assets and liabilities for the business are held for use. The assets and liabilities at March 31, 2005 that are subject to the transaction are $1,039 and $118. The loss on this sale is approximately $300 on a pre-tax basis, including any estimated and preliminary pension and postretirement effects, if it closes under the terms of the asset purchase agreement. (See Note 10 for the pension and postretirement effects.)

Note 7 – Discontinued Operations – Commercial Financial Services

On May 2, 2004, our Board of Directors approved a plan to sell all of the assets and business operations of Boeing Capital Corporation’s (BCC) Commercial Financial Services (CFS) business. This plan was approved by BCC’s Board of Directors on May 21, 2004. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its CFS business. The final asset sale closed on December 27, 2004.

Our condensed consolidated financial statements and related note disclosures reflect the CFS business as discontinued operations. Income associated with the CFS business, net of applicable income taxes, is shown as income from discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the assets of this business have been reclassified and presented as assets of discontinued operations. There are no liabilities related to the CFS business that were assumed by GECC or are expected to be assumed by other buyers, other than those specific liabilities associated with the portfolio assets sold, such as security deposits and maintenance reserves.

As part of the purchase and sale agreement with GECC, BCC agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between BCC and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, BCC will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, BCC will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively “cap” BCC’s exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to BCC in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. BCC has the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. BCC has provided an accrued liability of $90 for its estimated losses under this sharing arrangement, which is included in Accounts payable and other liabilities on our Condensed Consolidated Statements of Financial Position.

Note 8 – Investments

Joint ventures and other investments

As of March 31, 2005 and December 31, 2004, Investments included $92 and $67 attributable to investments in joint ventures. Investments also included non-marketable securities of $37 and $73 at March 31, 2005 and December 31, 2004.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 and related capital commitment obligations for a purchase price of $24. During the three months ended March 31, 2005, we recorded an asset impairment charge of $45 as a result of this agreement, which is included in Other income/(expense), net on the Condensed Consolidated Statements of Operations. The sale is expected to be consummated in a series of closings during the second and third quarters of 2005.

Investments in debt and equity securities

Short-term investments and Investments consisted of the following:

	March 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$8		$12	$4	$9		$13
Debt(1)	3,312		$88	3,224	3,267		$51	3,216

	$3,316	$8	$88	$3,236	$3,271	$9	$51	$3,229

(1)	At March 31, 2005 and December 31, 2004, $159 and $325 of these debt securities have been in a continuous unrealized loss position for 12 months or longer.

During 2004, we invested $3,011 of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. As of March 31, 2005 and December 31, 2004, amounts invested with a fair value of $2,796 and $2,718 were classified as available-for-sale investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $46 and $108 were classified as Cash and cash equivalents and $167 and $173 were classified as available-for-sale Short-term investments as of March 31, 2005 and December 31, 2004. Unrealized losses on these investments, primarily due to rising interest rates, were $33 and $12 as of March 31, 2005 and December 31, 2004, none of which have been in a continuous unrealized loss position for 12 months or longer. During the three months ended March 31, 2005 and 2004, realized gains and losses on these investments were not material.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta Air Lines, Inc. (Delta) in which we exchanged our investment in a D tranche Enhanced Equipment Trust Certificate (EETC) investment with a carrying value of $145 and a face value of $176 for two C tranche EETC investments with face values totaling $176. During the three months ended March 31, 2005, the assets we received were recorded at their combined fair values of $143, and we recorded an asset impairment charge of $2. As of March 31, 2005, the unrealized loss on the two C tranche EETC investments was $14. At December 31, 2004, there was no unrealized loss on the Delta investment.

On an ongoing basis, we will perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we will adjust the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

As of March 31, 2005, our available-for-sale investments included $257 of subordinated debt investments in several Equipment Trust Certificates (ETC) and EETCs, which includes our EETC investments in Delta. Approximately $125 of these amounts relates to investments that were acquired in 2002. Due to the commercial aviation market downturn, with the exception of the Delta EETC investment, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETC investments are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

Maturities of available-for-sale debt securities at March 31, 2005, were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$168	$167
Due from 1 to 5 years	2,121	2,059
Due from 5 to 10 years	169	155
Due after 10 years	854	843

	$3,312	$3,224

Note 9 – Advances and billings in excess of related costs

We receive advance payments, performance based payments and progress payments from our commercial and government customers. Historically we have recorded advance payments in excess of cost incurred in Advances in excess of related costs. Performance based payments and progress payments have historically been recorded as Inventories, net of advances and progress billings. In 2005, we began classifying performance based payments and progress payments in excess of inventoriable cost in Advances and billings in excess of related costs on the Condensed Consolidated Statements of Financial Position and reclassified prior years to conform with our new presentation. As of March 31, 2005 and December 31, 2004, we reclassified $1,998 and $2,261 of performance based payments and progress payments to Advances and billings in excess of related costs. See Note 15 for reclassified asset and liability balances as of December 31, 2004 for our IDS segment.

Note 10 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost were as follows:

	Three months ended March 31
	2005	2004
Components of net periodic benefit cost – pensions
Service cost	$219	$208
Interest cost	608	594
Expected return on plan assets	(872)	(844)
Amortization of prior service costs	46	45
Recognized net actuarial loss	164	94
Settlement/curtailment	69

Net periodic benefit cost – pensions	$234	$97

	Three months ended March 31
	2005	2004
Components of net periodic benefit cost – other postretirement benefits
Service cost	$37	$41
Interest cost	115	128
Expected return on plan assets	(2)	(1)
Amortization of prior service costs	(28)	(25)
Recognized net actuarial loss	42	54
Settlement/curtailment	(1)

Net periodic benefit cost – other postretirement benefits	$163	$197

We previously disclosed in our 2004 Annual Report on Form 10-K that we did not expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be material in 2005. During the three months ended March 31, 2005 and 2004, we made discretionary pension contributions of $450 (pre-tax) and $1,000 (pre-tax). We expect to contribute approximately $13 to our other postretirement benefit plans in 2005. During the three months ended March 31, 2005 and 2004, we made contributions to our other postretirement benefit plans of $4 and $3.

On February 28, 2005 we completed our stock sale of EDD Operations to L-3 Communications. The EDD sale generated pension settlement/curtailment expense of $69 and a retiree medical settlement/curtailment income of $1.

As a result of our divestitures which are subject to completion of certain reviews and conditions we have possible pension curtailment/settlement expense subject to remeasurement of pension assets on the settlement date of $217 related to Rocketdyne as well as $239 related to Wichita and Tulsa.

Note 11 – Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of our Performance Shares and estimating forfeitures for all unvested awards.

Our primary types of share-based compensation consist of Performance Shares, ShareValue Trust distributions and stock options and other stock unit awards, which are described below. The total number of shares authorized to be granted under all share-based plans is 94,000,000, excluding ShareValue Trust. Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2005.

Share-based plans expense was previously presented as a separate line item on the Condensed Consolidated Statements of Operations. Share-based compensation is incentive compensation issued primarily to our executives and is included in general and administrative expense, in accordance with Staff Accounting Bulletin No. 107 recently issued by the SEC. Share-based plans expense consisted of the following:

	March 31 2005	March 31 2004
Performance Shares	$213	$89
ShareValue Trust	20	18
Stock Options, other	12	12

	$245	$119

Included in the March 31, 2005 share-based plans expense is $64 for the acceleration of compensation expense related to retired employees. The net income tax benefit recognized in the income statement for share-based plans was $90 and $43 for the three months ended March 31, 2005 and 2004. Certain other deferred stock compensation plans are also reflected in general and administrative expense. We had issued 11,304,457 and 8,761,473 stock units as of March 31, 2005 and 2004 that are convertible to either stock or a cash equivalent, of which 9,981,160 and 7,577,342 at March 31, 2005 and 2004 are vested, and the remainder generally vest with employee service through retirement. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in the liability balance which reflects stock price changes, earned dividends and amortization on stock units that can be settled in cash or stock. For the three months ended March 31, 2005 and 2004, general and administrative expense (reduction to expense) related to deferred stock compensation was $87 and $(11).

With the adoption of SFAS No. 123R, we recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. For the three months ended March 31, 2005, the amount of cumulative effect of accounting change for share forfeitures was $21, net of taxes of $12, and the net effect on both basic and diluted earnings per share was $.02.

Performance Shares

Performance Shares are stock units that are convertible to common stock, on a one-to-one basis, contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains for twenty consecutive days a price equal to stated price growth targets, a stated percentage (up to 125%) of the Performance Shares awarded are convertible to common stock. For pre-2003 grants, if market conditions are not met during the five-year period, the Compensation Committee of the Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if our Total Shareholder Return (stock price appreciation plus dividends) during the five-year period exceeds the average Total Shareholder Return of the S&P 500 over the same period. For 2003 and 2004 grants, if less than 125% of the award has not vested at the end of the five-year period, up to 125% of the award may vest based on an award formula using the Total Shareholder Return performance relative to the S&P 500. For 2005 grants, at the end of the five-year period, the Compensation Committee may, at its discretion, allow vesting of up to 125% of the award based on the Total Shareholder Return performance relative to the S&P 100 and the five-year Treasury Bill rate. Performance Shares not converted to common stock due to not achieving market conditions expire five years after the date of the award. Dividends are accrued as additional Performance Shares and are converted to common stock at the same time as the related Performance Shares and in the same proportion as the originally granted Performance Shares. Dividends are not accrued on Performance Shares vesting percentages over 100%. In the event a participant shall have a termination of employment due to retirement, layoff, disability, or death the participant (or beneficiary) shall continue to participate in outstanding performance cycles for Performance Shares that have been outstanding for at least one year. Payment of such awards will be made at the same time as payment would have been made had the participant not had a termination of employment. Unless otherwise provided by the Committee, Performance Shares that have been outstanding for less than one year as of the date of the participant’s termination of employment due to retirement, layoff, disability, or death and any accrued dividend equivalents shall be canceled or forfeited. Except as provided above, participants must be employed by us on the date such awards become vested in order to receive payment for such awards. In the event of any termination of employment other than those described above, all outstanding Performance Shares and any accrued dividend equivalents shall be canceled or forfeited as of the termination date. The Committee may, in its discretion, choose to allow a participant to continue to participate in an outstanding performance cycle upon such terms as it deems appropriate.

During the three months ended March 31, 2005, our stock price, on two occasions, met the cumulative growth rate levels above the grant price for Performance Shares granted in 2003. Accordingly, pursuant to the plan’s terms, an additional 30% of the 2003 Performance Shares awarded were converted to 1,481,502 shares of common stock with a total market value of $86 and 1,180,288 shares awarded were deferred as stock or cash at the employees election and therefore, are reported within Accounts payable and other liabilities within the Condensed Consolidated Statements of Financial Position. For the three months ended March 31, 2005, we recorded an additional $55 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock. For the three months ended March 31, 2005, we used $2 in cash to settle the non-U.S. based payroll award conversions.

For Performance Shares granted prior to 2005, share-based expense was determined based on the market price of our stock at the time of the award applied to the maximum number of shares contingently issuable (up to 125%), and was amortized over a five-year period. For Performance

Shares granted in 2005, the fair value of each award was estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant and calculates the fair market value for each Performance Share granted. The valuation model used the following assumptions:

Grant Year	Grant Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2005	2/28/2005	27.8%	1.9%	4.0%	1.03

Weighted average expected volatility is based on recent volatility levels implied by actively-traded option contracts on our common stock and the historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on 5-year zero coupon U.S. Treasury, based on the Performance Shares’ contractual term. Stock beta is a measure of how our stock price moves relative to the market as a whole. Stock beta and market volatility are acquired from a third party source. The fair value of the 2005 Performance Shares is amortized over the expected term of each award. The expected term of each award granted is derived from the output of the valuation model and represents the median time required to satisfy the conditions of the award, adjusted for the effect of retiree eligible participants (1 to 4 years). Each price growth target has a different expected term, resulting in the range of values provided.

The following tables summarize information about Performance Shares outstanding at March 31, 2005.

March 31 2005
(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of period	28,623
Granted	8,134
Dividend	121
Converted or deferred	(2,662)
Forfeited	(141)
Canceled or expired	(2,910)

Outstanding at end of period	31,165

(Shares in thousands)		Performance Shares Outstanding
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	March 31 2005
2/26/01	2/26/06	$62.76	5,835
2/25/02	2/25/07	$44.94	5,571
2/24/03	2/24/08	$30.27	881
2/23/04	2/23/09	$43.53	10,752
2/28/05	2/28/10	$33.05	8,124

At March 31, 2005, there was $954 of total unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 3.7 years.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends and distributes to employees the appreciation in value above a 3% per annum threshold rate of return. The Trust was split between two funds, “fund 1” and “fund 2” upon its initial funding. Each fund consists of investment periods which result in overlapping periods as follows:

Period 1 (fund 1):	July 1, 1996 to June 30, 1998
Period 2 (fund 2):	July 1, 1996 to June 30, 2000
Period 3 (fund 1) :	July 1, 1998 to June 30, 2002
Period 4 (fund 2) :	July 1, 2000 to June 30, 2004
Period 5 (fund 1):	July 1, 2002 to June 30, 2006
Period 6 (fund 2):	July 1, 2004 to June 30, 2008
Period 7 (fund 1) :	July 1, 2006 to June 30, 2010

An initial investment value is established for each subsequent investment period based on the lesser of the threshold amount or the fair market value of the immediately preceding investment period for that fund. The initial investment value is then compounded by the 3% per annum to determine the threshold amount that must be met for that period. At the end of the investment period, participants will receive a distribution to the extent the market value of that investment period has increased above the threshold amount. A distribution is proportionally distributed among all the participants of an investment period in the ratio each participant’s number of months of participation relates to the total number of months earned by all participants in the investment period. As of March 31, 2005, the Trust held 39,150,249 shares of our common stock, in the two funds. The ShareValue Trust’s total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model.

If on June 30, 2006, the market value of fund 1 exceeds $1,004, the amount in excess of the threshold will be distributed to employees in shares of common stock. Similarly, if on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital.

At March 31, 2005, there was $379 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 5.3 years.

Stock options

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of ours or our subsidiaries and contract employees. Under the terms of the plan, 64 million shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of ours or our subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of ours or our subsidiaries. No further grants may be awarded under these three plans. As of March 31, 2005, no SARs have been granted under these plans.

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan permitted awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives. The aggregate number of shares of our stock available for issuance under the 2003 Plan will not exceed 30 million and no participant may receive more than 2,000,000 shares in any one calendar year. Under the terms of the 2003 Plan, no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 1,500,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. A summary of the principal features is provided in our 2004 Proxy Statement.

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant.

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	March 31, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of period	24,727	44.49
Exercised	(1,664)	35.57
Forfeited	(66)	47.48
Expired	(40)	48.10

Outstanding at end of period	22,957	45.03

Exercisable at end of period	18,669	45.94

As of March 31, 2005, 8,668,354 shares were available for grant under the 1997 Plan, 2,965,168 shares were available for grant under the Incentive Compensation Plan, and 10,214,253 shares were available for grant under the 2003 Plan.

The following table summarizes information about stock options outstanding at March 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price
$10 to $19	1,170	3.54	$14.21	1,170	$14.21
$20 to $29	308	7.89	28.78	118	28.87
$30 to $39	4,759	5.96	37.29	2,876	37.98
$40 to $49	6,925	4.55	42.12	5,456	42.51
$50 to $59	9,548	3.71	54.81	8,854	54.67
$60 to $69	247	5.95	63.78	195	63.64

	22,957			18,669

We have determined the weighted-average grant date fair value of the 2004 stock options to be $18.60. No stock options were granted during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2005 was $38. The fair value of stock-based compensation awards granted was estimated using a binomial option-pricing model with the following assumptions:

Grant Year	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
2004	12/17/04	9 years	31%	1.1%	4.2%

The option term of each award granted is based on our historical experience of the employees exercise behavior. Expected volatility is based on historical volatility levels of our common stock. Expected dividend yield is based on a set dividend rate. Risk free interest rate reflects the yield on 9-year zero coupon U.S. Treasury.

Cash received from options exercised for the three months ended March 31, 2005 was $61, with a related tax benefit of $22.

At March 31, 2005, there was $14 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 2.7 years.

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 2,156,552 and 2,156,940, as of March 31, 2005 and 2004.

Note 12 – Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 31, 2005 and 2004, consisted of the following:

(Shares in thousands)
	2005		2004
	Shares	Amount	Shares	Amount
Common stock
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – March 31	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$3,420		$2,880
Share-based compensation		245		119
Treasury shares issued for stock plans, net		(235)		(69)
Tax benefit (expense) related to stock plans		4		(33)
ShareValue Trust adjustments		262		(51)

Ending balance – March 31		$3,696		$2,846

Treasury stock
Beginning balance – January 1	179,686	$(8,810)	170,388	$(8,322)
Treasury shares issued for stock plans, net	(2,876)	151	(1,554)	78
Share Repurchase Program	8,900	(495)

Ending balance – March 31	185,710	$(9,154)	168,834	$(8,244)

(Shares in thousands)
	2005		2004
	Shares	Amount	Shares	Amount
Retained earnings
Beginning balance – January 1		$15,565		$14,407
Net earnings (loss) after cumulative effect of accounting change		535		623
Cash dividends declared		1

Ending balance – March 31		$16,101		$15,030

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(1,925)		$(4,145)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax of $0 and $(2)				4
Unrealized gain on derivative instruments, net of tax of $(5) and $(3)		8		6
Unrealized loss on certain investments, net of tax of $3 and $1		(25)		(2)
Foreign currency translation adjustment		3		(6)

Ending balance – March 31		$(1,939)		$(4,143)

ShareValue Trust
Beginning balance – January 1	38,982	$(2,023)	41,204	$(1,740)
Shares acquired from dividend reinvestment, net of fees	169		164
Shares paid out, net of fees	(1)		(1)
Market value adjustment		(262)		51

Ending balance – March 31	39,150	$(2,285)	41,367	$(1,689)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings (loss) during the three months ended March 31, 2005 and 2004 except for the $0 and $4 reclassification adjustments, for (gain) loss realized in net earnings, net of tax.

In December 2000, a stock repurchase program was authorized by the Board of Directors, authorizing the repurchase of up to 85,000,000 shares of our stock. For the three months ended March 31, 2005, we repurchased 8,908,339 shares, of which 8,339 were purchased in a stock swap and there were no repurchases for the three months ended March 31, 2004.

Note 13 – Arrangements with Off-Balance Sheet Risk

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

As of March 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,046	$4,040
Trade-in commitments	1,060	1,035	$25
Asset-related guarantees	408	296	15
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	56	24	1
Equipment trust certificates	23
Performance guarantees	49	21	1
*	Amounts included in Accounts payable and other liabilities

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Trade-in commitments	972	947	$25
Asset-related guarantees	408	296	12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Equipment trust certificates	28
Performance guarantees	64	21	1
*	Amounts included in Accounts payable and other liabilities

As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,060 and $972 as of March 31, 2005 and December 31, 2004. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $120 and $116 as of March 31, 2005 and December 31, 2004. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $95 and $91 as of March 31, 2005 and December 31, 2004. Accounts payable and other liabilities included $25 as of March 31, 2005 and December 31, 2004, which represents the exposure related to these trade-in commitments.

We have issued various asset-related guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event the related aircraft fair values fall below a specified amount at a future point in time. These obligations are collateralized principally by commercial aircraft and expire within the next 13 years.

We have issued credit guarantees to creditors of the Sea Launch venture, in which we are a 40% partner, to assist the venture in obtaining financing. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payments we may make related to Sea Launch obligations. Some of these guarantees are also collateralized by certain assets of the venture. In addition, we have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Current outstanding credit guarantees expire within the next 10 years.

Relating to our ETC investments, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements with United Airlines are reset below levels specified in these agreements. These obligations would cease if United Airlines were to default on its interest payments to the ETC. These guarantees will expire over the next 11 years.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire over the next 12 years.

Our sales agreement for EDD dictates that we indemnify L-3 Communications for third-party litigation and damages relating to pre-closing environmental contamination. As it is impossible to assess whether there will be any third-party litigation or damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under this guarantee.

Product warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2005 and 2004.

	Product Warranty Liabilities*
	2005	2004
Beginning balance – January 1	$781	$825
Additions for new warranties	27	28
Reductions for payments made	(34)	(58)
Changes in estimates	(1)	23

Ending balance – March 31	$773	$818

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

As of March 31, 2005, we believe that our maximum exposure to economic loss from ETCs and EETCs is $280, comprised of our $257 investment balance and a maximum potential exposure of $23 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of March 31, 2005, the ETC and EETC transactions we participated in had total assets of $2,675 and total debt (which is non-recourse to us) of $2,418. During the three months ended March 31, 2005, we recorded revenues of $10 and cash flows of $23 related to these investments.

As of March 31, 2005, special purpose entity (SPE) arrangements had total assets of $441 and total debt (which is non-recourse to us) of $401. During the three months ended March 31, 2005, we recorded revenues of $1 and cash flows of $4 related to these SPEs.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $9,344 and $6,661 as of March 31, 2005 and December 31, 2004. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

As of March 31, 2005 and December 31, 2004, future lease commitments on aircraft and other commitments totaled $451 and $483. The future lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2005 and December 31, 2004, Accounts payable and other liabilities included $77 and $89 attributable to adverse commitments under these lease arrangements.

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas Corporation are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. At March 31, 2005 and December 31, 2004, the cash surrender value was $1,494 and $1,468 and the total loans were $1,443 and $1,356, respectively. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Condensed Consolidated Statements of Financial Position at March 31, 2005 and December 31, 2004.

Note 14 – Contingencies

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2005, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,160). In that event, our loss would total approximately $1,525 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $1,007, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2005. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation (Lockheed), under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed, were terminated and a third employee was disciplined and resigned. In March 2003, the USAF notified us that it was reviewing our present responsibility as a government contractor in connection with the incident. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts for an indefinite period as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. On March 4, 2005, the USAF lifted the suspension from government contracting of our space launch services business after we entered into an Interim Administrative Agreement. Under the terms of the Interim Administrative Agreement between us and the USAF (the Agreement), the USAF can reinstate the suspension if we are indicted or convicted in connection with the EELV matter, or if material new evidence is discovered. The Agreement requires periodic reporting to the USAF and also provides for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement. We have reimbursed the USAF $1.9 for costs relating to its investigation and have agreed that certain costs relating to the EELV matter and improvements to our Ethics and Business Conduct Program will be treated as unallowable. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants. Lockheed’s current complaint, which includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2,000 and treble and punitive damages. On February 16, 2005, the court granted a motion we filed to dismiss with prejudice the RICO claims against us and on April 6, 2005, denied Lockheed’s motion to reconsider the decision. In August 2004, we filed counterclaims against Lockheed seeking compensatory and punitive damages. The counterclaims allege, among other things, that Lockheed made false statements to the U.S Government regarding the reasons for the initial allocation of the majority of launches to us in the EELV procurement. We further allege that these false statements resulted in the claimed damages. Lockheed has filed a motion to dismiss the counterclaims, which was recently denied by the court. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed in Cook County Circuit Court, Illinois, against us as nominal defendant and against each then current member of our

Board of Directors. These suits have now been consolidated. The plaintiffs allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The lawsuit seeks an unspecified amount of damages against each director, the return of certain salaries and other remunerations and the implementation of remedial measures. The Court is currently considering a Motion to Dismiss filed jointly by the individual Board member defendants and us. We anticipate a decision in May 2005.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005.

It is not possible at this time to determine whether these shareholder derivative actions would have a material adverse effect on our financial position.

Department of Justice and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the DoD Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. In 2004, Druyun and Sears each pleaded guilty to a single conflict-of-interest-related criminal charge arising from Druyun having engaged in employment discussions with Sears more than two weeks prior to disqualifying herself from participating in USAF business involving us. At her sentencing, Druyun and the government asserted that she gave us favorable treatment on the USAF 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that this treatment was influenced by employment negotiations and relationships with us. The Government Accountability Office has subsequently recommended that the USAF compete additional Small Diameter Bomb Work and the installation portion of the C-130 AMP Contract and analyze whether the C-130 AMP Contract should be recompeted. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions would have a material adverse effect on our financial position.

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

Employment discrimination litigation

We are a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification is sought or has been granted. Three matters were filed in the federal court for the Western District of Washington in Seattle; one case was filed in the federal court for the Central District of California in Los Angeles; one case was filed in state court in California; one case was filed in the federal court in St. Louis, Missouri; one case was filed in the federal court in Tulsa, Oklahoma; one case was filed in the federal court in Wichita, Kansas; and the final case was filed in the federal court in Chicago. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; each of those decisions is being challenged. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and is scheduled for trial in November 2005. The second case alleging discrimination based on gender in California, this one in state court, has been stayed pending the outcome of the appeal of the denial of class certification in the companion federal court case in Los Angeles. The court certified a limited class in the race discrimination case filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and set a December 2005 trial date. The final case, also alleging race discrimination and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case.

BSSI/ICO litigation

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Satellite Development Center (formerly Boeing Satellite Systems International, Inc.) (SDC) under contracts for manufacture and launch of communications satellites, SDC filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. SDC’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO filed a cross complaint with the court on September 16, 2004, alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2,000. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position.

Other commitments and contingencies

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

We also have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. Due to the uncertainty, production completion is reasonably possible. A forward loss is not expected as a result of this decision but program margins would decline. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. A decision to continue or complete production is likely to be made mid-year 2005.

757 Program

On October 16, 2003, we decided to conclude production of the 757 commercial airplane program. As of March 31, 2005, we have $116 primarily related to vendor penalties remaining as a liability.

717 Program

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year end results. The termination of the 717 line will result in approximately $380 of cash expenditures that are expected to occur during 2005 through 2009. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of charges:

Charge	2004	2005 and beyond
Supplier termination	$171
Production disruption and shutdown related	36	$40
Pension/post-retirement related	43	60
Severance	30

Total	$280	$100

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,234 as of March 31, 2005 and approximately $3,183 as of December 31, 2004.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease 12 757s under restructured terms and agreed to return eight of the 12 757s during the second half of 2005 and early 2006. The restructured lease terms with ATA, including ATA’s agreement to return the eight aircraft starting in July 2005 are subject to approval by the bankruptcy court. ATA is obligated to pay rent on all aircraft until returned. During the first three months of 2005, following completion of certain conditions, BCC reclassified the 12 757 finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200 to the fair value of the underlying leased assets, which was recorded as a reduction of the allowance for losses on receivables of $119 recognized at BCC and $81 recognized at the Other segment. This transaction has no impact to earnings. With regard to eight of the 12 aircraft, BCC has entered into an agreement with Continental Airlines, Inc. (Continental) to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable BCC to meet the delivery dates committed to Continental as part of the agreement.

During the three months ended March 31, 2005 and 2004, BCC increased the provision for losses by $4 and $5 to provide for the effects of declines in value of collateral for notes and finance lease receivables. The Other segment did not record a provision for losses during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Other segment recorded a $34 provision for losses due to deteriorated airline credit ratings and depressed aircraft values.

During the three months ended March 31, 2005 and 2004, BCC recognized customer financing-related asset impairment charges of $7 and $13 as a result of declines in market values and projected future rents for aircraft and equipment. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the three months ended March 31, 2005. However, the Other segment recognized charges of $11 during the three months ended March 31, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of March 31, 2005 and December 31, 2004, notes receivable, sales-type/finance leases and operating leases attributable to aircraft financing included $1,242 and $1,457 attributable to 757 model aircraft ($963 and $475 accounted for as operating leases) and $2,371 and $2,308 attributable to 717 model aircraft ($617 and $596 accounted for as operating leases) and $812 and $833 attributable to MD-11 model aircraft ($671 and $687 accounted for as operating leases).

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There are two contractual launches scheduled in 2005 for which full insurance coverage may not be available, or if available, could be prohibitively expensive. We will continue to review this risk. The first of these launches is scheduled for the second quarter of 2005. We estimate that the potential uninsured amount for the near term launch could range between $65 to $315 depending on the nature of the uninsured event.

Included in other liabilities is $1,737 as of March 31, 2005 and $1,774 as of December 31, 2004 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Note 15 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)

	Three months ended March 31
	2005	2004
Sales and other operating revenues:
Commercial Airplanes	$5,076	$5,330
Integrated Defense Systems:
Network Systems	2,878	2,432
Aircraft and Weapon Systems	2,693	3,021
Support Systems	1,170	1,156
Launch and Orbital Systems	802	808

Total Integrated Defense Systems	7,543	7,417
Boeing Capital Corporation	237	251
Other	129	134
Accounting differences/eliminations	2	(229)

Sales and other operating revenues	$12,987	$12,903

Earnings from continuing operations:
Commercial Airplanes	$389	$352
Integrated Defense Systems:
Network Systems	213	177
Aircraft and Weapon Systems	370	476
Support Systems	169	148
Launch and Orbital Systems	95	(63)

Total Integrated Defense Systems	847	738
Boeing Capital Corporation	44	73
Other	(72)	(104)
Accounting differences/eliminations	(182)	(70)
Share-based plans expense	(245)	(119)
Unallocated (expense)/income	(94)	(46)

Earnings from continuing operations	687	824
Other income/(expense), net	(16)	159
Interest and debt expense	(87)	(84)

Earnings before income taxes	584	899
Income tax (expense)/benefit	(70)	(285)

Net earnings from continuing operations	$514	$614
Cumulative effect of accounting change, net of tax	21
Income from discontinued operations, net of taxes		9

Net earnings	$535	$623

Effective income tax rate	12.0%	31.7%

Research and development expense:
Commercial Airplanes	$291	$225
Integrated Defense Systems:
Network Systems	61	60
Aircraft and Weapon Systems	86	107
Support Systems	17	16
Launch and Orbital Systems	25	37

Total Integrated Defense Systems	189	220
Other	12	29

Total research and development expense	$492	$474

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins.

	Three months ended March 31
Accounting differences/eliminations – earnings	2005	2004
Pension	$(132)	$26
Post-retirement	(31)	(63)
Capitalized interest	(15)	(13)
Pre-modification aircraft elimination	13	(1)
Other	(17)	(19)

Total	$(182)	$(70)

As of March 31, 2005, all of our IDS segments classified performance based payments and progress payments in excess of inventoriable costs to Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position and reclassified prior years presented to conform with our current presentation. Assets and liabilities shown below are based on our current presentation of including performance based payments and progress payments as liabilities. (See Note 6.)

Assets	March 31 2005	December 31 2004

Commercial Airplanes	$6,887	$7,365
Integrated Defense Systems:
Network Systems	4,398	4,078
Aircraft and Weapon System	2,894	2,955
Support Systems	1,864	1,665
Launch and Orbital Systems	5,578	5,459

Total Integrated Defense Systems	14,734	14,157
Boeing Capital Corporation	9,443	9,678
Other	7,667	7,343
Unallocated	17,983	17,681

	$56,714	$56,224

Liabilities	March 31 2005	December 31 2004

Commercial Airplanes	$7,495	$6,933
Integrated Defense Systems:
Network Systems	1,141	1,260
Aircraft and Weapon System	3,160	3,144
Support Systems	852	851
Launch and Orbital Systems	2,149	2,389

Total Integrated Defense Systems	7,302	7,644
Boeing Capital Corporation	7,292	7,509
Other	985	868
Unallocated	22,162	21,984

	$45,236	$44,938

Note 16 – Statements of Cash Flows

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions generally occur as the result of customer financing-related activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows. Customer financing transactions by Commercial Airplanes were previously identified as non-cash and excluded from the Condensed Consolidated Statements of Cash Flows. We received no cash from these customer financing transactions on a consolidated basis. We changed the classification of the cash flow effects of customer financing transactions stemming from concerns raised by the staff of the SEC. These transactions are currently presented as operating activities. The amounts for prior periods have been reclassified to be consistent with current year presentation. For the three months ended March 31, 2004, the net impact on operating cash flow in the Condensed Consolidated Statements of Cash Flows was ($159) for customer financing transactions. The difference between the amounts on the Condensed Consolidated Statements of Cash Flows and BCC’s Condensed Consolidated Statements of Cash Flows primarily relates to operating lease activity at the Commercial Airplanes segment.

The following table provides a reconciliation of amounts previously presented to the amounts currently presented for each period, which include the above adjustments as well as the reclassification of CFS to a discontinued operation. (See Note 7.)

(Dollars in millions)

	Prior Period Presentation 2004	Adjustments 2004	Current Presentation 2004
Cash flows – operating activities:
Depreciation	$327	$(14)	$313
Customer financing valuation provision	44	(4)	40
Other charges and credits	(17)	8	(9)
Non cash adjustments relating to discontinued operations		10	10
Inventories, net of advances and progress billings and reserves	(584)	465	(119)
Customer financing, net		(624)	(624)

Net impact to operating activities	$(230)	$(159)	$(389)

Cash flows – investing activities:
Customer financing and properties on lease, additions	$(293)	$293
Customer financing and properties on lease, reductions	157	(157)
Discontinued operations customer financing, additions		(17)	$(17)
Discontinued operations customer financing, reductions		40	40
Adjustments related to discontinued operations		64	64
Proceeds from dispositions	67	(64)	3

Net impact to investing activities	$(69)	$159	$90

We have $3,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $147 and $207 for the three months ended March 31, 2005 and 2004. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total interest payments were $238 and $258 for the three months ended March 31, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

April 26, 2005

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns, including the 717 program and the launch of the 787 program, and U.S. and foreign government procurement activities, including uncertainty associated with the procurement of tankers by the DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal proceedings; tax settlements with the IRS; USAF review of previously awarded contracts; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Network Systems, Aircraft and Weapon Systems (A&WS), Support Systems, and Launch and Orbital Systems (L&OS) collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology and Connexion by BoeingSM. Our Commercial Airplanes operations primarily involve development, production and marketing of commercial jet aircraft and providing related support services, mainly to the commercial airline industry worldwide. IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. BCC is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and/or providing selective financing solutions to our customers and managing overall portfolio risk exposures. Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Effective April 1, 2004, Air Traffic Management was absorbed into Phantom Works research division which is included within Boeing Technology. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

Results for the three months ended March 31, 2005 reflect continued strong operational and financial performance across our businesses as management and employees remained focused on execution of our business strategy. IDS delivered improved margins and revenues as it continued to execute well on its broad portfolio of programs. Commercial Airplanes won several key customer campaigns while aggressively managing for profitability and investing to support long-term growth. Other businesses performed well as BCC continued to support our businesses and reduce portfolio risk while Connexion by BoeingSM signed new customers and announced their intent to serve the Maritime market.

The following table summarizes our key indicators of consolidated results of operations for the three months ended March 31, 2005 and 2004.

	Three months ended March 31
Dollars in millions	2005	2004
Revenues	$12,987	$12,903
Operating Earnings	$687	$824
Operating Margins	5.3%	6.4%
Net Earnings	$535	$623
Effective Income Tax Rate	12.0%	31.7%

	March 31 2005	December 31 2004
Contractual Backlog	$112,523	$109,600
Unobligated Backlog	$42,528	$47,893

Revenues

Higher revenues for the three months ended March 31, 2005 when compared to the same period in 2004 were primarily due to the growth in IDS revenues partially offset by decreased Commercial Airplanes deliveries and lower BCC revenues. IDS revenues increased by $126 million driven by strong growth in Network Systems Integrated Battlespace market on increased activity in Future Combat Systems (FCS), Multi-Mission Maritime Aircraft (MMA) and 737 Airborne Early Warning & Control programs (AEW&C), partially offset by decreased Homeland Security & Services and Proprietary activity. A&WS posted a decline due to the timing of C-17, F/A-18, and F-15 aircraft and lower Joint Direct Attack Munitions (JDAM) volume. The Support Systems and L&OS revenues remained stable between the two periods. Commercial Airplanes delivered 70 airplanes compared to 76 airplanes a year ago resulting in revenue decline of $254 million. BCC revenues were slightly down from the first quarter of 2004 due to the absence of gains on disposal of assets and lower new business volume. (For additional discussion of IDS, Commercial Airplanes, and BCC revenues, see pages 47, 41 and 54). In addition, lower eliminations resulted in a revenue increase of $231 million as fewer intercompany deliveries occurred in the first quarter of 2005 compared to the first quarter of 2004.

Operating Earnings

Operating earnings decreased for the three months ended March 31, 2005 when compared to the same period in 2004 as significantly higher non-cash expenses for share-based plans and pension offset improved cost performance by our core businesses. Share-based plans expense, which is now included in general and administrative expense, increased $126 million in the three months ended March 31, 2005 as compared to the same period in 2004 reflecting the vesting of performance shares and acceleration of compensation expense for retired employees (see Note 11). Pension expense increased $151 million in the first quarter of 2005 due to a settlement/curtailment charge and higher recognized net actuarial loss (see Note 10). IDS increased earnings by $109 million on strong profitability across all four segments, while Commercial Airplanes’ operating earnings were up $37 million and BCC’s operating earnings were down $29 million. (For additional discussion of IDS, Commercial Airplanes, and BCC operating earnings, see pages 47, 42 and 54).

Net Earnings

The decrease in net earnings for the three months ended March 31, 2005 when compared to the same period in 2004 resulted from lower operating earnings and other income/(expense) offset by lower income tax expense. Included in the first quarter of 2004 other income/(expense) is $154 million interest associated with federal tax refunds for the 1983 through 1987 tax years. There was no such interest income in the three months ended March 31, 2005. Income tax expense decreased in the first quarter of 2005 compared to the first quarter of 2004 due to lower operating earnings and a change in the effective tax rate as discussed below and in Note 4. Additionally, $21 million cumulative effect of accounting change was recorded in the first quarter of 2005 (see page 56).

Income Taxes

The effective tax rate of 12.0% for the three months ended March 31, 2005 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and other provision adjustments. During the three months ended March 31, 2005, existing valuation allowances were reversed because the weight of the available evidence determined it is now more likely than not that the deferred tax assets will be realized. The effective income tax rate of 31.7% for the three months ended March 31, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, and state income taxes.

IRS audit overview

We are currently under examination by the IRS for the years 1998-2001 and are in the final stages of the exam. We expect the outcome of the exam to be at or below the accrued position. IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Legislative update

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. These new provisions are not expected to have a material impact on the 2005 income tax rate.

The European Union believes that the Act fails to adequately repeal the illegal export subsidies because of the transitional provisions and has asked the WTO to review whether these provisions are in compliance with their prior ruling. It is not possible to predict what impact this issue will have on future earnings, cash flows and/or financial position pending the final resolution of this matter.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the three months ended March 31, 2005 primarily related to incremental funding for the F-15 Korea and C-17 multi-year programs. Additional orders for JDAM, Chinook, Supply Chain Services and Space and Intelligence Systems proprietary contracts have also increased the contractual backlog. Contractual backlog was offset slightly by aircraft and weapons deliveries coupled with FCS and Ground-based Midcourse Defense (GMD) sales as well as deliveries exceeding new orders at our Commercial Airplanes segment.

Unobligated backlog decreased by approximately $5.4 billion for the three months ended March 31, 2005. This decrease is due to the incremental funding released to F-15 Korea and C-17 multi-year program.

For segment reporting purposes, we record Commercial Airplanes contractual backlog for airplanes built and sold to other segments. Commercial Airplanes relieves contractual backlog upon the sale of these airplanes to other segments.

IDS contractual backlog includes the modification performed on intercompany airplane purchases from Commercial Airplanes. IDS relieves contractual backlog consistent with their revenue recognition policies.

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

Cash flow summary

	Three months ended March 31
(Dollars in millions)	2005	2004
Net earnings	$535	$623
Non-cash items	881	597
Changes in working capital	(23)	(1,284)

Net cash (used)/provided by operating activities	1,393	(64)
Net cash used by investing activities	(275)	(31)
Net cash used by financing activities	(992)	(588)

Net increase/(decrease) in cash and cash equivalents	126	(683)
Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$3,330	$3,950

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the three months ended March 31, 2005, our investment in working capital decreased. This decrease is primarily due to the following:

•	decreased pension contributions in 2005 compared to 2004 (see discussion below on pensions).

•	an increase in Accounts payable primarily due to accrued compensation benefits.

•	decrease in inventories purchased.

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions occur as the result of customer related financing activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand alone financial statements. We changed the classification of the cash flow effects of customer financing transactions based on concerns raised by the Securities and Exchange Commission (SEC) staff. The amounts for prior periods have been reclassified to be consistent with current year presentation. (See Note 16). For the three months ended March 31, 2004, the net impact on operating cash flow was ($159) million, for customer financing transactions.

For the three months ended March 31, 2005 and 2004 we contributed $0.5 billion and $1.0 billion of discretionary and non-discretionary pension contributions which are included in operating cash flow. As previously disclosed in our 2004 Annual Report on Form 10-K, almost all of the contributions in 2004 were voluntary to improve the funded status of our plans. Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are not expected to be material in 2005. We expect to contribute approximately $13 million to our other postretirement benefit plans in 2005.

Investing activities

During 2004, we invested $3.0 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. Short-term investments are debt securities with maturities less than one year and the remaining securities are long-term investments (except cash equivalents with maturities less than 90 days). As of March 31, 2005, amounts invested with a fair value of $2.8 billion were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $46 million were classified as Cash and cash equivalents and $167 million were classified as available-for-sale and recorded in Short-term investments.

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. As of March 31, 2005, we have outstanding irrevocable commitments of approximately $9.3 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Not all of these commitments are likely to be used; however, a significant portion of these commitments are with parties with relatively low credit ratings.

For the three months ended March 31, 2005 cash used by investing activities was increased from the comparable period in 2004. This is primarily related to additional capital expenditures and increased net contributions to investments.

Financing activities

There were no debt issuances during the three months ended March 31, 2005. There were 8,900,000 shares repurchased at a price of $495 million in our open market share repurchase program, and 8,339 shares repurchased in a stock swap in the three months ended March 31, 2005.

For the three months ended March 31, 2005 and 2004, we repaid $0.4 billion and $0.5 billion of debt.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A3	A

Short-term:
Boeing/BCC	F-1	P-2	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of March 31, 2005, neither we nor BCC had any outstanding commercial paper issuances.

We have additional substantial borrowing capability. Currently, we have $3.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. BCC has $3.4 billion that remains available from shelf registrations filed with the SEC. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

On March 23, 2004, we filed a shelf registration with the SEC for $1.0 billion for the issuance of debt securities and underlying common stock.

As of March 31, 2005, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, equipment trust certificate investments, and product warranties. See Note 13 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

The world economy continues to show broad growth led by strong economic growth in the United States and China. As a result, world air traffic levels in the first quarter of 2005 continue to rise above traffic levels carried by the airlines in 2000. All regions of the world are showing traffic levels above prior highs, although in some regions, such as the U.S. domestic market, this volume is a result of low fares. However, fares in the U.S. are not as low as in the recent past as fare increases have been sustained.

The increase in demand has produced high load factors, but not industrywide profitability in large part due to a significant increase in the price of jet fuel. The worldwide price of crude oil that began rising in mid 2003 has recently achieved new highs. The world’s airlines have made great strides in cost efficiency, only to see those improvements be more than offset by price increases of jet fuel. However, financial performance varies widely among carriers. Although U.S. network carriers continue to struggle, carriers outside the U.S. are generally more profitable. Profitability also varies among the different types of airlines as their different business models are proving to be vulnerable or robust to the changing business environment.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks, increasing armed conflict, and/or terrorist attacks focused on air travel all represent threats to the airline industry’s recovery. A prolonged period of oil prices at current high levels also represents a risk both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices.

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

During the third quarter of 2004, we established cost sharing arrangements with some suppliers for the 787 that will enhance our internal development capabilities and offset a substantial portion of the financial risk of developing the 787 product. Amounts received from these suppliers will reduce our research and development expense related to the 787, since we will have no obligation to refund any amounts earned per the arrangements regardless of the outcome of the development efforts. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design and testing activities during the development of the 787. In each arrangement, we will retain the same rights that have been available under traditional supplier arrangements on past airplane programs. For the three months ended March 31, 2005, supplier development cost sharing payments earned were $150 million.

Divestitures

As we continue to explore strategic options related to our operations we may enter into agreements that allow us to focus on large-scale systems integration. On February 22, 2005, we announced the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita and Tulsa (collectively, the Business) under an Asset Purchase Agreement with Mid-Western Aircraft Systems, Inc. (Mid-Western), an indirect majority-owned subsidiary of Onex Partners LP. The assets related to the business design, manufacture and support structural components (including spare parts) for commercial airplanes and manufacture components for certain military platforms. As of the date these financial statements have been filed, Mid-Western’s obligation to complete the purchase under the Purchase Agreement is subject to several significant conditions, including successful negotiation of collective bargaining agreements and Mid-Western receiving the proceeds of its debt financing in substantially the amount and form described in its financing commitments. Therefore, the assets and liabilities for these facilities are held for use. If the conditions are satisfied, we expect the deal to close in 2005. The assets and liabilities at March 31, 2005 that are subject to the transaction were $1,039 million and $118 million. The loss on this sale is approximately $300 million on a pre-tax basis, including any estimated and preliminary pension and postretirement effects, if it closes under the terms of the asset purchase agreement. (Refer to our 8-K filing dated February 24, 2005 for additional details.)

Operating Results

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$5,076	$5,330
% of Total Company Revenues	39%	41%
Operating Earnings	$389	$352
Operating Margins	7.7%	6.6%

	March 31 2005	December 31 2004
Contractual Backlog	$68,682	$70,449

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. The decline of $254 million in revenue from the first three months of 2004 to the comparable period of 2005 was primarily attributable to fewer airplane deliveries of $446 million partially offset by used airplane sales of $104 million and aircraft modification revenues and other of $88 million.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, were as follows.

	Three months ended March 31
Model	2005		2004
717	3	(1)	3	(3)
737 Next-Generation	54		55
747	3		5
757	1		4
767	1		1	(1)
777	8		8

Total	70		76

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	March 31 2005	December 31 2004
717	140	137
737 Next-Generation	1,676	1,622
747	1,356	1,353
757	1,048	1,047
767	926	925
777	507	499

The undelivered units under firm order* were as follows:

Model	March 31 2005	December 31 2004
717	15	18
737 Next-Generation	766	771
747	24	27
757	1	2
767	20	25
777	167	167
787	60	52

*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders and government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating earnings

The $37 million increase in operating earnings during the first three months of 2005 to the comparable period of 2004 was primarily attributable to $132 million of improved cost performance including adjustments of $42 million from spares and $62 million from outside procurements, and $29 million of higher aircraft modification earnings offset by earnings impact on lower deliveries of $58 million and increased research and development costs of $66 million.

For the three months ended March 31, 2005, supplier development cost sharing payments for research and development earned were $150 million, which reduced research and development expense from $441 million to $291 million. These cost sharing arrangements were established during the third quarter of 2004.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The decrease in contractual backlog during the three months ended March 31, 2005 compared to December 31, 2004 is due to deliveries exceeding new orders.

Accounting quantity

For each airplane program, we estimate the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. We refer to this estimate as the “accounting quantity.” The accounting quantity for each program is a key determinant of gross margins we recognize on sales of individual airplanes throughout the life of a program. See Note 1 of our 2004 Annual Report on Form 10-K for a discussion on Program Accounting. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. We review and reassess our program accounting quantities on a quarterly basis in compliance with relevant program accounting guidance.

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

The program accounting quantities were as follows:

Model	March 31 2005	December 31 2004
717	156	156
737 Next-Generation	2,600	2,400
747	1,400	1,400
757	1,050	1,050
767	956	959
777	700	700

717 Program The accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of March 31, 2005, of the 15 remaining undelivered units, 7 units will be delivered to a single customer with uncertain financial condition. As a result, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of March 31, 2005, remained realizable.

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in the 2004 fourth quarter and year end results. The termination of the 717 line will result in approximately $380 million of cash expenditures that are expected to occur during 2005 through 2009. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of charges:

Charge	2004	2005 and beyond
Supplier termination	$171
Production disruption and shutdown related	36	$40
Pension/post-retirement related	43	60
Severance	30

Total	$280	$100

737 Next-Generation The accounting quantity for the 737 Next-Generation program was increased during the first quarter of 2005 as a result of the programs’ normal progression of obtaining additional orders and delivering aircraft.

747 Program We are continuing to monitor the commercial market for the 747 and potential new derivatives. The future of the program largely depends on market acceptance of new derivatives. Due to the uncertainty of the market acceptance, completion of production is reasonably possible. A forward loss is not expected as a result of a decision to complete production but program margins would be modestly impacted. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. A decision to proceed with a new derivative or complete production is likely to be made mid-year 2005.

757 Program Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Production of the 757 program ended in October 2004. As of March 31, 2005, there is only one remaining aircraft that will be delivered in the second quarter of 2005. We have $116 million primarily related to vendor penalties remaining in Accounts payable and other liabilities. No future charges related to the 757 airplane program are expected.

767 Program We will be closely monitoring the future market for the 767. Due to the uncertainty, production completion is reasonably possible. A forward loss is not expected as a result of this decision but program margins would decline. Additionally, completion of production may create excess spares inventory, resulting in a charge that is not expected to be material. An assessment whether to continue or complete production is likely to be made mid-year 2005. We continue to actively market the 767 program to commercial customers and position the program to support a USAF 767 Tanker contract and other military applications.

	717	737 Next- Generation	747	757	767	777
March 31, 2005
Cumulative firm orders (CFO)	155	2,442	1,380	1,049	946	674
Anticipated orders	N/A	156	19	N/A	7	26
Anticipated orders as a % of CFO	N/A	6%	1%	N/A	1%	4%
December 31, 2004
Cumulative firm orders	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries (see table in Commercial Airplanes Revenues discussion) plus undelivered units under firm order (see table in Commercial Airplanes Revenues discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2004 Annual Report on Form 10-K, represent deferred production costs. As of March 31, 2005 and December 31, 2004, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	March 31 2005	December 31 2004
Deferred production costs	$590	$703
Unamortized tooling	$463	$485

As of March 31, 2005 and December 31, 2004, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

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

Many of our contracts are fixed-price type (just over 50% of our revenues are generated from fixed-price type contracts). Of the fixed-price contracts, 40% are fixed-price delivery contracts and 10% are fixed-price milestone. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition. Cost overruns may result in lower earnings, which would have an adverse effect on our financial results.

Just under 50% of our revenues are generated from cost type contracts. Revenues related to cost type contracts are recorded as costs are incurred plus an agreed upon profit in relation to the costs incurred. Cost type contracts are normally used for development and study type programs. Cost overruns on these contracts usually result in a lower profit to cost ratio. Sufficient notification must be given to the customer for any anticipated cost growth and customer authorization received to proceed in order to be reimbursed for said costs.

Sales of our products and services internationally are subject not only to local government regulations and procurement policies and practices but also to the policies and approval of the U.S. Department of State and Department of Defense (DoD). The policies of some international customers require “industrial participation” agreements, which are discussed more fully in the “Disclosures about contractual obligations and commitments” section in our 2004 Annual Report on Form 10-K.

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

On April 5, 2005, the U.S. Army announced that it plans to convert the Future Combat Systems (FCS) program from an Other Transaction Agreement (OTA) to a standard DoD contract. An OTA is contracted under a different congressional authority than a standard DoD contract and generally imposes fewer administrative contractual requirements. Although the specific details of the contract changes will not be known for some time, we believe the planned contract change will incorporate additional contract clauses. Based on our assessment of the contract changes, we do not believe there will be a significant impact to earnings, cash flow and/or financial position.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the three months ended March 31, 2005, the venture conducted one successful launch.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our total net maximum exposure to loss from Sea Launch at March 31, 2005 totals $183 million. The components of this exposure are as follows:

(Dollars in millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$510	$204	$306
Partner Loans (Principal and Interest)	407	244	163
Advances to Provide for Future Launches	153		11	$142
Trade Receivable from Sea Launch	219	219
Performance Guarantees	35	1	21	13
Subcontract Termination	28			28
Other Receivables from Sea Launch	35	35

	$1,387	$703	$501	$183

We made no additional capital contributions to the Sea Launch venture during the three months ended March 31, 2005.

Delta

The cost estimates for the Delta II and Delta IV programs are based, in part, upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. The Mission Manifest represents management’s best estimate of the launch services market, taking into account all known information. Due to the volatility of the government launch market it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore the financial performance of the Delta programs. The Delta II and IV programs are reported in the L&OS segment.

The USAF lifted the Evolved Expendable Launch Vehicle (EELV) suspension on March 4, 2005. After this action, we were awarded a contract to provide infrastructure sustainment related to Delta IV launches. In addition, we will be included in the upcoming EELV Buy III program. Buy III may include up to twenty-four launches and additional infrastructure sustainment funding.

Satellites

As is the standard for the commercial satellite industry, contracts are fixed price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. If the issues continue they could result in a material charge. These programs are on-going, and while we believe the cost estimates reflected in the financial statements are adequate and appropriate, the technical complexity of the satellites create financial risk, as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger TFD provisions or other financially significant exposure. Our satellite programs are reported in either the Network Systems or L&OS segments.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There are two contractual launches scheduled in 2005 for which full insurance coverage may not be available, or if available, could be prohibitively expensive. We will continue to review this risk. The first of these launches is scheduled for the second quarter of 2005. We estimate that the potential uninsured amount for the near term launch could range between $65 million to $315 million depending on the nature of the uninsured event.

IDS Operating Results

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$7,543	$7,417
% Of Total Company Revenues	58%	57%
Operating Earnings	$847	$738
Operating Margins	11.2%	10.0%

	March 31 2005	December 31 2004
Contractual Backlog	$43,841	$39,151

Revenues

Revenues increased for the three months ended March 31, 2005 compared to the same period in 2004 driven by increased volume in the Network Systems Integrated Battlespace market with growth from the FCS, MMA and 737 AEW&C programs of $543 million, partially offset by decreased Homeland Security & Services and Proprietary activity of $95 million. L&OS revenues remained stable between the two periods due to a Delta II NLS Deep Impact launch milestone completion and Space Shuttle Return-to-Flight support activity totaling $84 million offset by decreased satellite volume of $89 million (first quarter 2004 benefited from a satellite TFC settlement). Support Systems revenues remained stable between the two periods with increased volume in the Support Program businesses of $110 million partially offset by decreased activity in Supply Chain Services, Training & Support Systems and the Maintenance, Modification and Upgrades businesses of $99 million. A&WS revenues decreased by $327 million primarily due to timing of aircraft deliveries on C-17, F/A-18E/F and F-15 coupled with decreased JDAM deliveries and the impact from the Comanche TFC totaling $464 million, partially offset by increased revenues from the Apache, Chinook, C-40, and F/A-22 programs of $138 million.

Operating Earnings

Earnings increased for the three months ended March 31, 2005 compared to the same period in 2004 while maintaining a very solid 11.2% margin. Higher Network Systems earnings were primarily driven by increased revenues contributing $28 million and the improved performance from the military satellite business contributing $34 million partially offset by revised cost and fee estimates on a Missile Defense program of $9 million and performance improvements from Homeland Security & Services taken in the first quarter of 2004 of $13 million. L&OS earnings improvement was driven primarily by the $25 million gain from the sale of Electron Dynamic Devices Inc. (EDD) (excluding the impact of pension curtailment reported in the Other segment), $47 million higher contract values and mission manifest schedule changes for Delta IV launch contracts, improved satellite program performance and decreased Company-Sponsored Research & Development (CSR&D) activity on the Delta Heavy Demo program totaling $114 million in addition to provisions established in the first quarter of 2004 for slow moving satellite inventory and satellite insurance of $48 million. A&WS maintained solid double-digit margins but did have decreased earnings between the quarters driven by the revenue base/mix stated above generating a $71 million decrease and performance improvements from contract closeout activity taken in the first quarter of 2004 of $45 million partially offset by decreased Tanker CSR&D activity. Support Systems earnings remained stable between the two periods with solid double-digit margins. Support Systems earnings results reflect strong performance in Supply Chain Services and Support programs, with sustained performance throughout the other businesses generating increased earnings of $21 million for the segment.

Divestitures

On February 28, 2005 we completed the stock sale of EDD to L-3 Communications. EDD was a separate legal entity, wholly-owned by us. The corresponding net assets of the entity were $46 million and a gain of $25 million was recorded in the L&OS segment of IDS from the sale of the net assets. In addition, there was a related loss of $68 million recorded in the Condensed Consolidated Statement of Operations in Accounting Differences/Eliminations for pension and retiree medical expenses.

On February 22, 2005, we announced the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business, to United Technologies Corporation under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family, as well as propulsion systems for missile defense systems. As of the date these financial statements have been filed, the proposed sale is under review by the Federal Trade Commission who requested additional information with respect to the sale in March 2005; therefore the assets and liabilities for this business are held for use. If the conditions of the review are satisfied, we expect the deal to close in 2005. The assets and liabilities at March 31, 2005 that are subject to the transaction were $236 million and $50 million. The gain on this sale is approximately $330 million on a pre-tax basis, including any estimated and preliminary pension and postretirement effects, if it closes under the terms of the asset purchase agreement.

Backlog

For the three months ended March 31, 2005 contractual backlog increased primarily due to incremental funding for the F-15 Korea and C-17 multi-year programs. Additional orders for JDAM, Chinook, Supply Chain Services and Space and Intelligence Systems proprietary contracts have also helped the backlog grow throughout the segments. Contractual backlog was offset slightly by aircraft and weapons deliveries coupled with FCS and Ground-based Midcourse Defense (GMD) sales.

The unobligated backlog decreased primarily due to the incremental funding released to F-15 Korea and C-17 multi-year program.

Network Systems

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$2,878	$2,432
% Of Total Company Revenues	22%	19%
Operating Earnings	$213	$177
Operating Margins	7.4%	7.3%

	March 31 2005	December 31 2004
Contractual Backlog	$10,549	$10,190

Revenues

Network Systems segment increased revenue in the three months ended March 31, 2005 over the same period in 2004 driven primarily by increased volume in the Integrated Battlespace market, led by 737 AEW&C and MMA and continued growth in FCS partially offset by decreased volume in the Homeland Security & Services and Proprietary programs.

Operating Earnings

Network Systems increased operating earnings for the three months ended March 31, 2005 over the same period in 2004. The increase was driven by the revenue volume increase stated above as well as by improved performance on a military satellite program, partially offset by revised cost and fee estimates on a Missile Defense program.

Backlog

For the three months ended March 31, 2005 contractual backlog for Network Systems increased due to growth in Space and Intelligence Systems Proprietary orders and incremental funding to Air and Missile Defense programs, offset by sales generated from FCS and GMD.

Aircraft and Weapons Systems

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$2,693	$3,021
% Of Total Company Revenues	21%	23%
Operating Earnings	$370	$476
Operating Margins	13.7%	15.8%

	March 31 2005	December 31 2004
Contractual Backlog	$22,227	$18,256

Revenues

A&WS revenues decreased in the three months ended March 31, 2005 compared to the same period in 2004 primarily driven by timing of aircraft deliveries on C-17, F/A-18E/F and F-15 coupled with decreased JDAM deliveries and decreased volume from the Comanche TFC notification received in late February of 2004. Increased revenues from the Apache, Chinook, C-40, and F/A-22 programs helped to partially offset the total segment decrease.

Deliveries of units for principal production programs (New Build Aircraft only) were as follows:

	Three months ended March 31
	2005	2004
C-17 Globemaster	4	5
F/A-18E/F Super Hornet	10	13
T-45TS Goshawk	2	2
F-15E Eagle		1
C-40A Clipper	1
AH-64 Apache	5

Operating Earnings

A&WS earnings for the three months ended March 31, 2005 decreased compared to the same period in 2004 primarily driven by the revenue volume/mix stated above and performance improvements from contract closeout activity in 2004. Both periods benefited from solid performance from the production programs as well as on-going lean and cost reduction initiatives.

Backlog

For the three months ended March 31, 2005 contractual backlog for A&WS increased due to incremental funding for the F-15 Korea and C-17 Multi-year programs and additional orders for JDAM, Chinook, F/A-22, and V-22, which was offset slightly by aircraft and weapons deliveries.

Support Systems

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$1,170	$1,156
% Of Total Company Revenues	9%	9%
Operating Earnings	$169	$148
Operating Margins	14.4%	12.8%

	March 31 2005	December 31 2004
Contractual Backlog	$6,726	$6,505

Revenues

Support Systems revenues increased for the three months ended March 31, 2005 compared to the same period in 2004 with increased volume from our Support programs partially offset by decreased volume in Supply Chain Services, Training & Support Systems and the Maintenance, Modification and Upgrades businesses.

Operating Earnings

Support Systems continued to generate solid double-digit performance for the three months ended March 31, 2005. Earnings results reflect strong performance in Supply Chain Services and Support Programs, with sustained performance throughout the other businesses within this segment.

Backlog

For the three months ended March 31, 2005 contractual backlog for Support Systems increased due to Supply Chain Services orders.

Launch & Orbital Systems

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$802	$808
% Of Total Company Revenues	6%	6%
Operating Earnings/(Loss)	$95	$(63)
Operating Margins	11.8%	(7.8)%

	March 31 2005	December 31 2004
Contractual Backlog	$4,339	$4,200

Revenues

L&OS revenues for the three months ended March 31, 2005 remained stable compared to the same period in 2004. The slight decrease in 2005 revenues were the associated revenues from a favorable TFC settlement on a commercial satellite program in 2004, partially offset by increased Delta revenues due to an additional launch and Space Shuttle Return-to-Flight support in 2005.

Deliveries of production units were as follows:

	Three months ended March 31
	2005	2004
Delta II	1
Commercial/Civil Satellites	1	1

Operating Earnings

Operating earnings for the three months ended March 31, 2005 increased compared to the same period in 2004 primarily due to the $25 million gain on the sale of EDD, $47 million higher contract values and mission manifest schedule changes for Delta IV launch contracts, improved satellite program performance, decreased CSR&D activity on Delta IV (a successful Heavy Demo launch was conducted at the end of 2004) and provisions established in the first quarter 2004 for slow moving satellite inventory and satellite insurance.

We are a 50-50 partner with Lockheed Martin in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus-type contracts. Our proportionate share of joint venture earnings is recognized as income. Included in the L&OS operating earnings for the three months ended March 31, 2005 were $12 million compared to $10 million for the same period in 2004.

Backlog

For the three months ended March 31, 2005 contractual backlog for L&OS increased due to Delta II and Delta IV orders, incremental funding for the International Space Station and other NASA programs, offset slightly by the revenue generated from the Delta II launch.

BOEING CAPITAL CORPORATION

Business Environment and Trends

For the commercial aircraft market, BCC facilitates, arranges, structures and/or provides selective financing solutions to our Commercial Airplanes segment customers. For the defense and space markets, BCC primarily arranges and structures financing solutions for our IDS segment government customers.

On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its former Commercial Financial Services (CFS) business, which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers. These assets had a carrying value of $1.9 billion as of May 31, 2004. The final asset sale closed on December 27, 2004. See Note 7 to the condensed consolidated financial statements for a discussion on the disposition of BCC’s CFS business.

Refer to discussion of the airline industry environment in the Commercial Airplanes – Business Environments and Trends. Future profitability is impacted by continued competitive fare pricing or a lack of improvement in yields. Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increase in values and lease rates for the aircraft in BCC’s portfolio.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.9% of the current world fleet) continue to be parked, including both in production and out of production types of aircraft, of which over 50% are not expected to return to service.

At March 31, 2005, BCC’s portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease. BCC’s portfolio at March 31, 2005 totaled $9.4 billion, of which $9.0 billion was related to our products, primarily commercial aircraft. While worldwide traffic levels are well above traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in BCC’s portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled on account of further airline bankruptcies or restructurings. At the same time, the credit ratings of many airlines, particularly in the U.S., have remained at low levels.

On January 12, 2005, Commercial Airplanes decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. While BCC continues to believe in the utility and marketability of the 717 aircraft, BCC is unable to predict whether or how the end of the 717 program, as well as overall market conditions, may impact 717 aircraft values and rental rates. At March 31, 2005, $2.5 billion of BCC’s portfolio was collateralized by 717 aircraft. Should the 717 aircraft suffer a significant decline in utility and market acceptance, the aircraft values or rental rates may decline, which could result in an increase to the allowance for losses on receivables or an impairment expense. While BCC is unable to predict the likelihood of these impacts occurring, such impacts could result in a potential material adverse effect on its earnings, cash flows and/or financial position.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of March 31, 2005. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows and/or financial position.

At March 31, 2005 and December 31, 2004, United Air Lines, Inc. (United) accounted for $1.1 billion and $1.1 billion (11.9% and 11.7%) of BCC’s total portfolio. At March 31, 2005, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At March 31, 2005, United was BCC’s second largest customer. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through September 30, 2005. United is continuing to pursue alternative financing through private investors. At March 31, 2005, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC’s aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by BCC are expected to remain in service upon United’s emergence from Chapter 11 protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its right under Chapter 11 to return the aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested BCC restructure its financing terms further as part of its ongoing efforts to emerge from bankruptcy. BCC is currently evaluating the request from United.

At March 31, 2005 and December 31, 2004, ATA Holdings Corp. (ATA) accounted for $501 million and $705 million (5.4% and 7.3%) of BCC’s total portfolio. At March 31, 2005, the ATA portfolio consisted of 12 operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757s under restructured terms and agreed to return eight of the 12 757s during the second half of 2005 and early 2006. The restructured lease terms with ATA, including ATA’s agreement to return the eight aircraft starting in July 2005 are subject to approval by the bankruptcy court. ATA is obligated to pay rent on all aircraft until returned. During the three months ended March 31, 2005, following completion of certain conditions, BCC reclassified the 12 757 finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200 million to the fair value of the underlying leased assets, which was recorded as a reduction of the allowance for losses on receivables of $119 million recognized at BCC and $81 million recognized at the Other segment. This transaction had no impact to earnings. With regard to eight of the twelve aircraft, we have entered into an agreement with Continental Airlines, Inc. (Continental) to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable BCC to meet the delivery dates committed to Continental as part of the agreement.

At March 31, 2005 and December 31, 2004, Hawaiian Airlines, Inc. (Hawaiian) accounted for $457 million and $456 million (4.9% and 4.7%) of BCC’s total portfolio. At March 31, 2005, the Hawaiian portfolio consisted of 11 717 aircraft and three 767 aircraft. Hawaiian filed for Chapter 11 bankruptcy protection on March 21, 2003. On March 10, 2005, the U.S. Bankruptcy Court approved Hawaiian’s reorganization plan subject to ratification of labor agreement’s with Hawaiian’s pilots. Hawaiian is planning to emerge from bankruptcy during the second quarter of 2005.

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

Summary Financial Information

	Three months ended March 31
(Dollars in millions)	2005	2004
Revenues	$237	$251
% Of Total Company Revenues	2%	2%
Operating Earnings	$44	$73
Operating Margins	18.6%	29.1%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains/losses on disposals of investments and gains/losses on revaluation of derivatives.

For the three months ended March 31, 2005 revenues decreased compared with the same period in 2004 primarily due to no net gain on disposal of assets in the first three months of 2005 compared with an $18 million net gain on sale on a partial sale of a note receivable in the first three months 2004. These types of gains are intermittent in nature and depend in part on the market conditions at the time of the disposal and BCC’s decision to sell or re-lease when aircraft are returned. There can be no assurance that BCC will recognize such gains in the future.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. The decrease in operating earnings during the three months ended March 31, 2005, was primarily attributable to lower revenues as discussed above.

As summarized in the following table, during the three months ended March 31, 2005, we recognized pre-tax expenses of $13 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values, all of which related to BCC. For the same period in 2004, we recognized pre-tax expenses of $63 million, of which $18 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Three months ended March 31, 2005
Provision for losses	$4		$4
Asset impairment expense related to customer financing	7		7
Other charges	2		2

	$13		$13

Three months ended March 31, 2004
Provision for losses	$5	$34	$39
Asset impairment expense related to customer financing	13		13
Other charges		11	11

	$18	$45	$63

During the three months ended March 31, 2005 and 2004, BCC increased the provision for losses by $4 million and $5 million to provide for the effects of declines in value of collateral for notes and finance lease receivables. The Other segment did not record a provision for losses during the three months ended March 31, 2005. During the three months ended March 31, 2004, the Other segment recorded a $34 million provision for losses due to deteriorated airline credit ratings and depressed aircraft values.

During the three months ended March 31, 2005 and 2004, BCC recognized customer financing-related asset impairment charges of $7 million and $13 million as a result of declines in market values and projected future rents for aircraft and equipment. During the three months ended March 31, 2005, BCC also recognized a charge of $2 million related to its Enhanced Equipment Trust Certificate (EETC) investments. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the three months ended March 31, 2005. However, the Other segment recognized charges of $11 million during the three months ended March 31, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

	March 31 2005	December 31 2004
Portfolio	$9,361	$9,680
% of Total Receivables in Valuation Allowance	2.5%	4.2%
Debt	$6,830	$7,024
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s portfolio at March 31, 2005 decreased from December 31, 2004 due to a reduction in new business volume in 2005 compared with 2004 and the impact of restructuring 12 ATA finance leases to operating leases resulting in a $200 million write-down to fair value. At March 31, 2005 and December 31, 2004, BCC had $33 million and $37 million of assets that were held for sale or re-lease, of which $13 million and $25 million were identified with firm contracts to be placed on lease. Additionally, leases with a carrying value of approximately $549 million are scheduled to terminate in the next twelve months. The related aircraft will be remarketed. At March 31, 2005, aircraft with a carrying value of $141 million have contracts in place to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively affect its earnings, cash flows and/or financial position.

OTHER

Other segment losses were $72 million for the three months ended March 31, 2005 as compared to losses of $104 million for the three months ended March 31, 2004. The decrease in other segment losses were attributable to a $34 million provision for losses due to deteriorated airline credit ratings and depressed aircraft values and a charge of $11 million related to the decline in lease rates on certain aircraft. No such adjustments were made during the three months ended March 31, 2005. This was partially offset by expatriate tax adjustments within our Shared Services Group recognized during the three months ended March 31, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. This Standard changes our method of measuring and recognizing compensation expense for our Performance Shares and requires a forfeiture assumption for our unvested awards.

For Performance Shares awarded in 2005 and forward, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. As a result, total compensation for the 2005 Performance Share awards will be reduced by approximately $265 million using the Monte Carlo simulation model instead of the grant date market price. However, using the Monte Carlo simulation model results in accelerated recognition of compensation expense since each stock price threshold is treated as a separate grant. The increase in compensation expense due to the change in valuation method was immaterial for the three months ended March 31, 2005. At March 31, 2005, there was $954 million, $379 million and $14 million of total unrecognized compensation cost related to Performance Shares, ShareValue Trust and Stock Options which is expected to be recognized over a period of 3.7, 5.3 and 2.7 years, respectively.

With the adoption of SFAS No. 123R, we recorded an increase in income as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. For the three months ended March 31, 2005, the amount of cumulative effect of accounting change for share forfeitures was $21 million, net of taxes of $12 million; and the net effect on both basic and diluted earnings per share was $.02.

As of March 31, 2005, we have investments of approximately $3.2 billion. On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 million and related capital commitment obligations for a purchase price of $24 million. During the three months ended March 31, 2005, we recorded an asset impairment charge of $45 million as a result of this agreement, which is included in Other income/(expense), net on the Condensed Consolidated Statements of Operations. The sale is expected to be consummated in a series of closings during the second and third quarters of 2005.

Standards Issued and Not Yet Implemented

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE. FSP No. FIN 46(R)-5 is effective as of April 1, 2005. We are currently evaluating the impact of FSP No. FIN 46(R)-5 on our financial statements.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in FASB No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2004.

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

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as described below.

During the quarter ended March 31, 2005, a division of our IDS business unit implemented the general ledger application that is used at other IDS locations. The internal controls over financial reporting included in this application were tested for effectiveness prior to implementation. We expect this application to improve the efficiency of internal controls over financial reporting at the IDS division.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the condensed consolidated financial statements, for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2004, we reported that Lockheed Martin Corporation (“Lockheed”) filed a lawsuit in the United States District Court for the Middle District of Florida against us, McDonnell Douglas Corporation, Boeing Launch Services and three individual former employees alleging wrongdoing relating to the possession of Lockheed’s information during the Evolved Expendable Launch Vehicle (“EELV”) Program source selection in 1998. The lawsuit includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and punitive damages. In August 2004, we filed counter-claims against Lockheed seeking compensatory and punitive damages. Lockheed filed a motion to dismiss these counterclaims, which was denied by the court on March 21, 2005. Also, on February 16, 2005, the court granted a motion we filed to dismiss with prejudice the RICO claims against us and on April 6, 2005, the Court denied Lockheed’s motion to reconsider the decision. Separately, on March 4, 2005, the U. S. Air Force lifted the suspension from government contracting of our space launch services business. The same circumstances remain under investigation by the U. S. Attorney in Los Angeles for possible criminal and civil penalties. Under the terms of the Interim Administrative Agreement between us and the Air Force (the “Agreement”), the Air Force can reinstate the suspension if we are indicted or convicted in connection with the EELV matter, or if material new evidence is discovered. The Agreement requires periodic reporting to the Air Force and also provides for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement. We have reimbursed the Air Force $1.9 million for costs relating to its investigation and have agreed that certain costs relating to the EELV matter and improvements to our Ethics and Business Conduct Program will be treated as unallowable.

In our Annual Report on Form 10-K for the period ended December 31, 2004, we described two virtually identical shareholder derivative lawsuits filed in Cook County Circuit Court, Illinois in September 2003, against us as nominal defendant and against each then current member of our Board of Directors. The plaintiffs allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The Court is currently considering a Motion to Dismiss filed jointly by the individual Board member defendants and us. We anticipate a decision in May 2005.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
1/01/05 thru 1/31/05	1,339	$51.53	0	29,556,644
2/01/05 thru 2/28/05	3,180,827	$53.49	3,175,000	26,381,644
3/01/05 thru 3/31/05	5,726,173	$56.76	5,725,000	20,656,644
TOTAL	8,908,339	$55.61	8,900,000	20,656,644

(1)	We repurchased an aggregate of 8,900,000 shares of our common stock in the open market pursuant to our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 8,339 shares of our common stock in stock swap transactions outside of the Program.

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 5. Other Information

Change in Deadline under 14a-8 for Receipt of Shareholder Proposals for 2006 Annual Meeting

Due to distribution issues in connection with the mailing for the 2005 Annual Meeting, we are notifying shareholders of changed dates for the submission of shareholder proposals for the 2006 Annual Meeting.

Under Rule 14a-8(e) of the Securities Exchange Act of 1934, shareholder proposals intended for inclusion in our 2006 Proxy Statement must be submitted in writing to the Office of the Corporate Secretary, Boeing World Headquarters, 100 North Riverside Plaza, 311A1, MC 5003-1001, Chicago, Illinois 60606-1596, and must be received by midnight Central time on Friday, November 25, 2005.

(a) The registrant did not file a current report on Form 8-K regarding certain 2005 compensation arrangements for named executive officers. The information is filed as Exhibit 10.4 on this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i)	By-Laws, as amended on March 6, 2005. (Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated March 10, 2005).

(10)	Material Contracts

(i)	Asset Purchase Agreement, dated as of February 22, 2005, by and between The Boeing Company and Mid-Western Aircraft Systems, Inc.

(ii)	Compensation for Directors of the Boeing Company. (The Company’s Current Report on Form 8-K (File No. 001-00442) dated December 23, 2004).

(iii)	Severance compensation for Harry C. Stonecipher. (The Company’s Current Report on Form 8-K (File No. 001-00442) dated March 9, 2005).

(iv)	2005 Compensation for Named Executive Officers.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 27, 2005	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance & Corporate Controller (Chief Accounting Officer)