Form 10-Q
period 2005-06-30
BOEING CO
filed 2005-07-27
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 22, 2005, there were 820,601,297 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 39 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Sales of products	$23,185	$21,678	$12,394	$10,844
Sales of services	4,830	4,313	2,634	2,244

Total revenues	28,015	25,991	15,028	13,088

Cost of products	(19,017)	(17,955)	(10,187)	(9,033)
Cost of services	(4,063)	(3,631)	(2,204)	(1,842)
Boeing Capital Corporation interest expense	(179)	(173)	(90)	(89)

Total costs and expenses	(23,259)	(21,759)	(12,481)	(10,964)

	4,756	4,232	2,547	2,124
Income from operating investments, net	44	40	28	27
General and administrative expense	(2,128)	(1,811)	(1,057)	(988)
Research and development expense	(1,083)	(996)	(591)	(522)
Gain/(loss) on dispositions, net	(92)	6	(117)	6
Goodwill impairment		(3)		(3)

Earnings from continuing operations	1,497	1,468	810	644
Other income, net	65	225	81	66
Interest and debt expense	(171)	(169)	(84)	(85)

Earnings before income taxes	1,391	1,524	807	625
Income tax expense	(311)	(324)	(241)	(39)

Net earnings from continuing operations	1,080	1,200	566	586
Cumulative effect of accounting change, net of taxes	21
Income from discontinued operations, net of taxes		16		7
Net gain on disposal of discontinued operations, net of taxes		14		14

Net earnings	$1,101	$1,230	$566	$607

Basic earnings per share from continuing operations	$1.36	$1.49	$0.72	$0.72
Cumulative effect of accounting change, net of taxes	0.03
Income from discontinued operations, net of taxes		0.02		0.01
Net gain on disposal of discontinued operations, net of taxes		0.02		0.02

Basic earnings per share	$1.39	$1.53	$0.72	$0.75

Diluted earnings per share from continuing operations	$1.33	$1.48	$0.70	$0.72
Cumulative effect of accounting change, net of taxes	0.03
Income from discontinued operations, net of taxes		0.02		0.01
Net gain on disposal of discontinued operations, net of taxes		0.02		0.02

Diluted earnings per share	$1.36	$1.52	$0.70	$0.75

Cash dividends paid per share	$0.50	$0.37	$0.25	$0.20

Weighted average diluted shares (millions)	807.7	811.2	807.4	812.3

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	June 30 2005	December 31 2004
Assets

Cash and cash equivalents	$4,961	$3,204
Short-term investments	207	319
Accounts receivable, net	5,066	4,653
Current portion of customer financing, net	464	616
Deferred income taxes	2,037	1,991
Inventories, net of advances and progress billings	5,508	6,508
Assets of discontinued operations		70

Total current assets	18,243	17,361
Customer financing, net	9,894	10,385
Property, plant and equipment (net of accumulated depreciation of $11,417 and $12,962)	8,121	8,443
Goodwill	1,906	1,948
Other acquired intangibles, net	919	955
Prepaid pension expense	12,705	12,588
Deferred income taxes	247	154
Investments	3,158	3,050
Other assets	1,301	1,340

	$56,494	$56,224

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$15,939	$14,869
Advances and billings in excess of related costs	6,875	6,384
Income taxes payable	801	522
Short-term debt and current portion of long-term debt	809	1,321

Total current liabilities	24,424	23,096
Deferred income taxes	1,222	1,090
Accrued retiree health care	6,005	5,959
Accrued pension plan liability	3,169	3,169
Deferred lease income	319	745
Long-term debt	10,223	10,879
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; Shares issued – 1,011,870,159 and 1,011,870,159	5,059	5,059
Additional paid-in capital	4,009	3,420
Treasury shares, at cost – 192,234,458 and 179,686,231	(9,637)	(8,810)
Retained earnings	16,251	15,565
Accumulated other comprehensive loss	(1,973)	(1,925)
ShareValue Trust Shares – 39,301,252 and 38,982,205	(2,577)	(2,023)

Total shareholders’ equity	11,132	11,286

	$56,494	$56,224

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2005	2004
Cash flows – operating activities:
Net earnings	$1,101	$1,230
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Goodwill Impairment		3
Share-based plans expense	446	283
Depreciation	711	634
Amortization of other acquired intangibles	47	46
Amortization of debt discount/premium and issuance costs	13	8
Pension expense	378	150
Investment/asset impairment charges, net	44	60
Customer financing valuation provision	14	39
Net gain on disposal of discontinued operations		(21)
Loss/(gain) on dispositions, net	92	(6)
Other charges and credits, net	124	(5)
Excess tax benefits from share-based payment arrangements	(46)	(25)
Non-cash adjustments related to discontinued operations		26
Changes in assets and liabilities –
Accounts receivable	(510)	(119)
Inventories, net of advances, progress billings and reserves	454	1,065
Accounts payable and other liabilities	782	351
Advances in excess of related costs	505	(131)
Income taxes receivable, payable and deferred	298	483
Deferred lease income	(426)	28
Prepaid pension expense	(460)	(2,013)
Goodwill	20	(2)
Other acquired intangibles, net	(11)	(1)
Accrued retiree health care	46	102
Customer financing, net	501	(894)
Other	(73)	(101)
Net cash provided by operating activities	$4,050	$1,190
Cash flows – investing activities:
Discontinued operations customer financing, reductions		106
Property, plant and equipment additions	(787)	(342)
Property, plant and equipment reductions	19	48
Acquisitions, net of cash acquired		(36)
Proceeds from dispositions of discontinued operations		1,581
Proceeds from dispositions	1,028	90
Contributions to investments	(1,430)	(38)
Proceeds from investments	1,377	119
Net cash provided by investing activities	$207	$1,528

Cash flows – financing activities:
Debt repayments	(1,160)	(728)
Stock options exercised, other	169	52
Excess tax benefits from share-based payment arrangements	46	25
Common shares repurchased	(1,140)	(204)
Dividends paid	(415)	(312)
Net cash used by financing activities	$(2,500)	$(1,167)

Net increase in cash and cash equivalents	1,757	1,551

Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$4,961	$6,184

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2005, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Our condensed consolidated financial statements and related footnote disclosures reflect the change in classification of the cash flow effects of customer financing transactions, as discussed in Note 17 and the change in classification of inventories to advances and billings in excess of related costs, as discussed in Note 5 and Note 9.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

In July 2005, the Emerging Issues Task Force (EITF) issued Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This EITF provides guidance as to when a general partner, or the general partners as a group, control a limited partnership or similar entity when the limited partners have certain rights. EITF No. 04-5 is effective as of June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. EITF No. 04-5 is effective as of January 1, 2006 for all other limited partnerships. We are currently evaluating the impact of EITF No. 04-5 on our financial statements.

In July 2005, the FASB issued Staff Position (FSP) No. APB 18-1, Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This FSP provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income upon a loss of significant influence. FSP No. APB 18-1 is effective as of October 1, 2005. We are currently evaluating the impact of FSP No. APB 18-1 on our financial statements.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Weighted average shares outstanding	788.1	801.3	784.7	801.4
Participating securities	7.9	6.0	8.6	6.4

Basic weighted average shares outstanding	796.0	807.3	793.3	807.8
Dilutive potential common shares	11.7	3.9	14.1	4.5

Diluted weighted average shares outstanding	807.7	811.2	807.4	812.3

During the second quarter of 2004, we adopted EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which did not have a material effect on our earnings per share.

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

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Stock options	3.4	16.7	0.3	13.5
Performance Shares	28.3	30.2	28.3	30.2
ShareValue Trust	35.1	38.7	33.5	38.2

Note 4 – Income Taxes

The effective tax rate of 22.4% for the six months ended June 30, 2005 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and other provision adjustments. The effective income tax rate of 21.3% for the six months ended June 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and tax benefits from a settlement with the Internal Revenue Service (IRS) for the years 1986-1997.

The effective tax rate of 29.9% for the three months ended June 30, 2005 differed from the federal statutory rate of 35% due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and other provision adjustments. The effective income tax rate of 6.2% for the three months ended June 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and tax benefits from a settlement with the IRS of the years 1986-1997.

For the six months ended June 30, 2005 and 2004, net income tax (payments)/refunds were ($31) and $149.

During the six months ended June 30, 2005, we received federal income tax refunds totaling $95 (of which $43 represents interest). $41 of the interest was previously accrued in the Condensed Consolidated Statement of Operations and $2 has been accrued in the second quarter. These refunds related to the settlement of federal income tax audits for the 1987 through 1990 tax years. Also, an additional $17 of interest income has been accrued this quarter in the Condensed Consolidated Statement of Operations relating to the 1988 tax year.

IRS Audit Overview

We are currently under examination by the IRS for the years 1998-2001 and are in the final stages of the exam. An IRS audit report was received in June 2005 and is at the Joint Committee of Taxation for review. We expect the outcome of the exam to be at or below the accrued position. IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $1,641 and $1,678 at June 30, 2005 and December 31, 2004, respectively. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, deductions associated with employee benefit plans, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $1,450 at June 30, 2005, and $1,412 at December 31, 2004.

•	The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $160 at June 30, 2005 and $214 at December 31, 2004, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $31 at June 30, 2005 and $52 at December 31, 2004.

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

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies with additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of June 30, 2005, we have not decided on whether and to what extent we might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Based on our analysis, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate some amount of earnings between $0 and $350 with the respective tax liability ranging from $0 to $26. We expect to be in a position to finalize our assessment by September 30, 2005.

Note 5 – Inventories

Inventories consisted of the following:

	June 30 2005	December 31 2004
Long-term contracts in progress	$14,176	$14,302
Commercial aircraft programs	5,837	6,049
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,246	1,884

	22,259	22,235
Less advances and progress billings	(16,751)	(15,727)

	$5,508	$6,508

As of December 31, 2004, we reclassified ($3,044) of long-term contracts in progress and $783 of advances and progress billings to Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position. (See Note 9.)

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of June 30, 2005 and December 31, 2004, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of June 30, 2005 and December 31, 2004.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $769 and $665 as of June 30, 2005 and December 31, 2004. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances. However to the extent early issue sales consideration exceeds advances these amounts may not be recoverable and would be recognized as a current period expense. As of June 30, 2005 and December 31, 2004, the amount of early issue sales consideration net of advance deposits included in commercial aircraft program inventory amounted to $158 and $123, which related to one customer.

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2004 Annual Report on Form 10-K, represent deferred production costs. As of June 30, 2005 and December 31, 2004, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders. The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

	June 30 2005	December 31 2004
Deferred production costs	$551	$703
Unamortized tooling	$443	$485

As of June 30, 2005 and December 31, 2004, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

During the six months ended June 30, 2005 and the year ended December 31, 2004, we purchased $61 and $298 of used aircraft. Used aircraft in inventories totaled $201 and $162 as of June 30, 2005 and December 31, 2004. When our Commercial Airplane segment is unable to immediately sell used aircraft, we may place the aircraft on operating leases or we may finance the sale of new aircraft with a short-term note receivable. The carrying amount of aircraft recorded as operating leases, or sales financed under a note receivable, totaled $727 and $958 as of June 30, 2005 and December 31, 2004.

As of June 30, 2005, there were no material additional expenses related to the 767 United States Air Force (USAF) Tanker program.

Note 6 – Divestitures

On February 28, 2005 we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $46 and a gain of $25 was recorded in the Launch and Orbital Systems (L&OS) segment of Integrated Defense Systems (IDS) from the sale of the net assets. In addition, there was a related pre-tax loss of $68 recorded in the Condensed Consolidated Statement of Operations in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlements. (See Note 14 for discussion of our environmental indemnification agreement with L-3.)

On February 22, 2005, we announced the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business for cash proceeds of approximately $700 to United Technologies Corporation under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. The assets and liabilities as of June 30, 2005 that were subject to the transaction were $221 and $35. See breakout below for major classes of assets and liabilities. The Federal Trade Commission (FTC) requested additional information with respect to the sale in March 2005 and the transaction was under review as of June 30, 2005. Accordingly these assets were classified as held for use as of March 31, 2005 and June 30, 2005. On July 26, 2005, the FTC cleared the transaction, and the sale is now expected to close in August 2005. We expect to record a net pre-tax gain of approximately $575, predominantly in the L&OS segment, from the sale of the net assets in the third quarter of 2005. In addition, we expect to record a related pre-tax loss of $218 for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 as Accounting differences/eliminations. (See Note 11 for the pension and postretirement effects.)

Assets		Liabilities
Accounts receivable	$48	Payables and accruals	$6
Inventory	70	Employment and Other	17
Property, Plant and Equipment	99	Environmental	12
Other	4

	$221		$35

In addition to the assets and liabilities noted above, this transaction will reduce our prepaid pension expense in the amount of $253, our accrued pension plan liability by $2 and our accrued retiree health care liability by $33 as a result of the pension and other postretirement benefit curtailments and settlements. These amounts are included in the expected losses noted above.

On February 22, 2005, we announced the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Onex Partners LP (Mid-Western Aircraft Systems, Inc. “Mid-Western”) under an asset purchase agreement. Mid-Western’s obligation to complete the purchase was subject to several significant conditions, including successful negotiation of collective bargaining agreements and Mid-Western receiving the proceeds of its debt financing in substantially the amount and form described in its financing commitments, therefore, as of March 31, 2005, the assets and liabilities of the business were classified as held for use. Mid-Western decided to proceed with the transaction without all collective bargaining agreements in place and the transaction closed June 16, 2005. Transaction consideration given to us includes cash of approximately $900, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The assets and liabilities as of June 16, 2005 that were subject to the transaction were $1,037 and $97. See breakout below for major classes of assets and liabilities. We expect to record a total pre-tax loss of approximately $348 on the transaction, including pension and postretirement impacts. (See Note 11 for pension and postretirement effects). We recorded a pre-tax loss of $110 in the second quarter of 2005, which was recorded in the Condensed Consolidated Statements of Operations as Gain/(loss) on dispositions, net, of which $75 was recognized by the Commercial Airplanes segment and $35 was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $238 relates to estimated pension and postretirement curtailments and settlements and is expected to be recorded as Accounting differences/eliminations in the third quarter of 2005.

Assets		Liabilities
Inventory	$477	Accounts Payable	$49
Property, Plant and Equipment	521	Employment (Vacation and Sick Leave)	44
Other	39	Other	4

	$1,037	Total	$97

Except for $37 in net assets which related to other segments, the above assets and liabilities were part of the Commercial Airplanes segment.

In addition to the assets and liabilities noted above, this transaction will reduce our prepaid pension expense in the amount of $309, our accrued pension plan liability by $1 and our accrued retiree health care liability by $70 as a result of the pension and other postretirement benefit curtailments and settlements. These amounts are included in the expected losses noted above.

We have agreed to indemnify Mid-Western for certain environmental contamination that existed on or prior to the June 16, 2005 closing date. At this time, we cannot estimate the maximum amount of future payments under this guarantee. (See Note 14 for further discussion of this indemnification).

Note 7 – Discontinued Operations – Commercial Financial Services

On May 2, 2004, our Board of Directors approved a plan to sell all of the assets and business operations of Boeing Capital Corporation’s (BCC) Commercial Financial Services (CFS) business. This plan was approved by BCC’s Board of Directors on May 21, 2004. On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its CFS business and the final asset sale closed on December 27, 2004. As of June 30, 2005, approximately $57 of assets had not been sold and continue to be marketed for sale. As of June 30, 2005, these assets are held for sale or re-lease and are included in Customer financing, net in our Condensed Consolidated Statement of Financial Position.

For the six and three months ended June 30, 2004, our condensed consolidated financial statements reflect the CFS business as discontinued operations with Income from discontinued operations of $25 ($16 net of taxes) and $11 ($7 net of taxes). For the same periods of 2004, the Net gain on disposal of discontinued operations was $21 ($14 net of taxes).

As part of the purchase and sale agreement with GECC, BCC agreed to a sharing arrangement for losses that may be incurred at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between BCC and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, BCC will be liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, BCC will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC will bear 100% of the loss risk above $275. These provisions effectively limit BCC’s exposure to any losses as referred to herein at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to BCC in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. BCC has the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. BCC has provided a liability of $109 for its estimated losses under this sharing arrangement as follows:

Reserve for sharing arrangement
Balance as of December 31, 2004	$90
Increase in reserve	19

Balance as of June 30, 2005	$109

During the six months ended June 30, 2005, BCC recorded a charge of $19 associated with its exposure to GECC under the loss arrangement for matters reported to it during the second quarter of 2005.

Note 8 – Investments

Joint ventures and other investments

As of June 30, 2005 and December 31, 2004, Investments included $99 and $67 primarily attributable to investments in joint ventures. Investments also included non-marketable securities of $26 and $73 at June 30, 2005 and December 31, 2004.

On May 5, 2005, we entered into an agreement with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance (ULA), which will be accounted for as an equity investment. ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. Closing is contingent upon approval by governmental agencies, which is expected to occur later in 2005. ULA will be reported in the L&OS segment of IDS. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 and related capital commitment obligations for a purchase price of $24. As a result of our decision to dispose of these assets, the investments were classified as held for sale. Therefore, during the six months ended June 30, 2005, we recorded an asset impairment charge of $42 as a result of this agreement, which is included in Other income, net on the Condensed Consolidated Statements of Operations. We have closed the sale on investments of $10 during the three months ended June 30, 2005 and expect the final closings to be consummated during the third quarter of 2005.

Investments in debt and equity securities

Short-term investments and Investments included the following:

	June 30, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$8		$12	$4	$9		$13
Debt(1)	3,319		$91	3,228	3,267		$51	3,216

	$3,323	$8	$91	$3,240	$3,271	$9	$51	$3,229

(1)	At June 30, 2005 and December 31, 2004, debt securities with estimated fair values totaling $161 and $325 have been in a continuous unrealized loss position for 12 months or longer.

During 2004, we invested $3,000 of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. As of June 30, 2005 and December 31, 2004, amounts invested with a fair value of $2,773 and $2,718 were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $71 and $108 were classified as Cash and cash equivalents and $207 and $173 were classified as available-for-sale Short-term investments as of June 30, 2005 and December 31, 2004. Gross unrealized losses on these investments, which are included in Investments and Short- term investments, primarily due to rising interest rates, were $22 and $12 as of June 30, 2005 and

December 31, 2004, none of which have been in a continuous unrealized loss position for 12 months or longer. During the six months ended June 30, 2005 and 2004, gross realized gains and losses on these investments were not material.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta Air Lines, Inc. (Delta) in which we exchanged our investment in a D tranche Delta Enhanced Equipment Trust Certificate (EETC) with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. During the six months ended June 30, 2005, the assets we received were recorded at their fair values of $143, and we recorded an asset impairment charge of $2. As of June 30, 2005, the unrealized loss on the two C tranche Delta EETCs was $30. At December 31, 2004, there was no unrealized loss on the Delta investment.

On an ongoing basis, we perform impairment tests on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we adjust the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

As of June 30, 2005, our available-for-sale investments included subordinated debt investments in several Equipment Trust Certificates (ETC) and EETCs with estimated fair values totaling $250, which includes our Delta EETCs. Approximately $127 of these amounts relate to investments that were acquired in 2002. Due to the commercial aviation market downturn, with the exception of the Delta EETCs, these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these securities, we have concluded that these EETCs are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, our ability to hold the investment until it recovers its fair value, the term of the securities, and both internal and third-party credit reviews and analyses of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities.

Maturities of available-for-sale debt securities at June 30, 2005, were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$208	$207
Due from 1 to 5 years	2,200	2,138
Due from 5 to 10 years	150	131
Due after 10 years	761	752

	$3,319	$3,228

Note 9 – Advances and billings in excess of related costs

We receive advance payments, performance based payments and progress payments from our commercial and government customers. Historically we have recorded advance payments in excess of cost incurred in Advances in excess of related costs. Performance based payments and progress payments have historically been recorded as Inventories, net of advances and progress billings. In 2005, we began classifying performance based payments and progress payments in excess of inventoriable cost in Advances and billings in excess of related costs on the Condensed Consolidated Statements of Financial Position and reclassified prior years to conform with our new presentation. As of December 31, 2004, we reclassified $2,261 of performance based payments and progress payments in excess of inventoriable costs to Advances and billings in excess of related costs. See Note 16 for reclassified asset and liability balances as of December 31, 2004 for our IDS segment.

Note 10 – Deferred Lease Income

During 2003, we delivered four 767 aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd (TRM) and one 767 aircraft in 2004. TRM was established in the second quarter of 2003 in order to provide financing and arrange for a total of five 767 aircraft to be leased to Japan Airlines. The leases were accounted for as operating leases each with a term of seven years. We provided financing of approximately $42 related to the five aircraft, which in combination with an expense sharing arrangement with TRM, caused us to retain substantial risk of ownership in the aircraft. As a result, we were recognizing rental income over the term of the lease. As of December 31, 2004, the present value of the remaining deferred lease income was $379, discounted at a rate of 5.0%.

During April 2005, we received full repayment for the financing arrangement from TRM. Additionally, we signed an agreement to eliminate any ongoing obligations for TRM’s expenses effective April 28, 2005. As a result, during the six and three months ended June 30, 2005, we were able to recognize the remaining deferred lease income of $369 and repayment for the financing arrangement of $42 as Revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 in our Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2005.

Note 11 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost were as follows:

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Components of net periodic benefit cost – pensions
Service cost	$438	$416	$219	$208
Interest cost	1,216	1,188	608	594
Expected return on plan assets	(1,743)	(1,688)	(872)	(844)
Amortization of prior service costs	92	89	46	44
Recognized net actuarial loss	328	189	164	95
Settlement/curtailment	69

Net periodic benefit cost – pensions	$400	$194	$165	$97

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Components of net periodic benefit cost – other postretirement benefits
Service cost	$74	$81	$37	$40
Interest cost	231	250	115	122
Expected return on plan assets	(3)	(3)	(2)	(2)
Amortization of prior service costs	(57)	(49)	(28)	(24)
Recognized net actuarial loss	83	97	42	43
Settlement/curtailment	(1)

Net periodic benefit cost – other postretirement benefits	$327	$376	$164	$179

We previously disclosed in our 2004 Annual Report on Form 10-K that we did not expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be material in 2005. During the six months ended June 30, 2005 and 2004, we made discretionary pension contributions of $450 (pre-tax) and $2,000 (pre-tax). Subsequent to quarter-end, on July 14, 2005, we contributed an additional $550 (pre-tax) on a discretionary basis to our pension plans. We continue to evaluate additional discretionary pension and postretirement contributions and expect to contribute approximately $550 later this year to pension plans. During the six months ended June 30, 2005 and 2004, we made contributions to our other postretirement benefit plans of $8 and $8. We expect to contribute $13 to our other postretirement benefit plans in 2005.

As a result of our Wichita and Tulsa sale, we have an estimated pension and other postretirement benefit net loss of $238 comprised of a $308 loss on pension curtailment/settlement and other postretirement benefit curtailment gain of $70 which will be recognized in the third quarter of 2005. Additionally, the Wichita and Tulsa sale triggered a re-measurement of the affected pension and other postretirement benefit plans as of June 16, 2005. As a result of the low interest rate environment, the effective discount rate as of the re-measurement date for these plans was 5.25% for all but one of the pension plans and 5.0% for the remaining pension plan and all the other postretirement benefit plans, down from 5.75%, resulting in increased pension expense of $72 which will be recognized in the third and fourth quarters of 2005. This re-measurement also reduced other comprehensive income by $2,131 after-tax, which will also be recorded in the second half of 2005.

As a result of our Rocketdyne divestiture we have possible pension and postretirement net curtailment/settlement loss of $218 comprised of a $251 pension curtailment/settlement loss and other postretirement benefit curtailment gain of $33. These figures are estimates subject to re-measurement on the settlement date. In addition, there would be an impact to other comprehensive income, which could be material.

On February 28, 2005 we completed our stock sale of EDD Operations to L-3 Communications. The EDD sale generated pension settlement/curtailment loss of $69 and other postretirement benefit curtailment gain of $1.

Note 12 – Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of our Performance Shares and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS No. 123R, we used the nominal vesting period approach for retirement eligible employees. Using this approach, we recognize compensation cost for share-based awards granted prior to 2005 over the stated vesting period for retirement eligible employees and, if an employee retires before the end of the vesting period, we recognize any remaining unrecognized compensation cost at the date of retirement. As a result of adopting SFAS No. 123R, we have changed our approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted during 2005 and thereafter, SFAS No. 123R requires that we use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved or one year of service (whichever is greater), if that is expected to occur during the nominal vesting period. Had we also applied the non-substantive vesting period approach to awards granted prior to 2005, compensation expense would have been $288 lower for the six months ended June 30, 2005 and $8 higher for the six months ended June 30, 2004. For the three months ended June 30, 2005, compensation expense would have been reduced by $135 under the non-substantive vesting period approach for awards granted before 2005; there would have been a reduction of $9 for the three months ended June 30, 2004.

With the adoption of SFAS No. 123R, we recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. For the six months ended June 30, 2005, the amount of cumulative effect of accounting change for share forfeitures was $21, net of taxes of $12, and the net effect on basic and diluted earnings per share was $0.02 and $0.03, respectively. There was no impact for the three months ended June 30, 2005.

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

Share-based plans expense was previously presented as a separate line item on the Condensed Consolidated Statements of Operations. In accordance with Staff Accounting Bulletin No. 107 issued in March 2005, share-based plans expense has been included in general and administrative expense since it is incentive compensation issued primarily to our executives. Share-based plans expense consisted of the following:

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Performance Shares	$381	$217	$168	$128
ShareValue Trust	40	38	20	20
Stock options, other	25	28	13	16

	$446	$283	$201	$164

During the first quarter of 2005, we recorded a $64 charge to share-based plans expense for the acceleration of compensation expense related to retired employees. The net income tax benefit recognized in the income statement for share-based plans was $168 and $103 for the six months ended June 30, 2005 and 2004 and $76 and $60 for the three months ended June 30, 2005 and 2004. Certain other deferred stock compensation plans are also reflected in general and administrative expense. We had issued 12,926,112 and 10,343,380 stock units as of June 30, 2005 and December 31, 2004 that are convertible to either stock or a cash equivalent, of which 11,839,212 and 9,549,837 are vested as of June 30, 2005 and December 31, 2004, and the remainder generally vest with employee service through retirement. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in the liability balance which reflects stock price changes, earned dividends and amortization on stock units that can be settled in cash or stock. For the six months ended June 30, 2005 and 2004, general and administrative expense related to deferred stock compensation was $163 and $75. For the three months ended June 30, 2005 and 2004, general and administrative expense related to deferred stock compensation was $76 and $86.

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

For pre-2003 grants, if market conditions are not met during the five-year period, the Compensation Committee of the Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if our total shareholder return (stock price appreciation plus dividends) during the five-year period exceeds the average total shareholder return of the S&P 500 over the same period. For 2003 and 2004 grants, if less than 125% of the award has not vested at the end of the five-year period, up to 125% of the award may vest based on an award formula using the total shareholder return performance relative to the S&P 500. For 2005 grants, at the end of the five-year period, the Compensation Committee may, at its discretion, allow vesting of up to 125% of the award based on the total shareholder return performance relative to the S&P 100 and the five-year Treasury Bill rate. Performance Shares not converted to common stock due to not achieving market conditions expire five years after the date of the award. Dividends are accrued as additional Performance Shares and are converted to common stock at the same time as the related Performance Shares and in the same proportion as the originally granted Performance Shares. Dividends are not accrued on Performance Shares vesting percentages over 100%. In the event a participant has a termination of employment due to retirement, layoff, disability, or death, the participant (or beneficiary) continues to participate in outstanding performance cycles for Performance Shares that have been outstanding for at least one year. Payment of such awards will be made at the same time as payment would have been made had the participant not had a termination of employment. Unless otherwise provided by the Compensation Committee, Performance Shares that have been outstanding for less than one year as of the date of the participant’s termination of employment due to retirement, layoff, disability, or death and any accrued dividend equivalents will be canceled or forfeited. Except as provided above, participants must be employed by us on the date such awards become vested in order to receive payment for such awards. In the event of any termination of employment other than those described above, all outstanding Performance Shares and any accrued dividend equivalents will be canceled or forfeited as of the termination date. The Compensation Committee may, in its discretion, choose to allow a participant to continue to participate in an outstanding performance cycle upon such terms as it deems appropriate.

During the six months ended June 30, 2005, our stock price, on four occasions, met the cumulative growth rate levels above the grant price for Performance Shares granted in 2003. Accordingly, pursuant to the plan’s terms, an additional 50% of the 2003 Performance Shares awarded were converted to 2,448,988 shares of common stock with a total market value of $147 and 1,953,496 shares awarded were deferred as stock or cash at the employees election and therefore, are reported within Accounts payable and other liabilities within the Condensed Consolidated Statements of Financial Position. Additionally, during the six months ended June 30, 2005, our stock price, on one occasion, met the cumulative growth rate level above the grant price for Performance Shares granted in 2004. Accordingly, pursuant to the plan’s terms, 15% of the 2004 Performance Shares awarded were converted to 981,148 shares of common stock with a total market value of $62 and 626,464 shares awarded were deferred as stock or cash at the employees’ election and therefore, are reported within Accounts payable and other liabilities within the Condensed Consolidated Statements of Financial Position. For the six months ended June 30, 2005 and 2004, we recorded an additional $96 and $25 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock. For the three months ended June 30, 2005 and 2004, we recorded an additional $41 and $25 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock. For the six months ended June 30, 2005 and 2004, we used $4 and $2 in cash to settle the non-U.S. based payroll award conversions. For the three months ended June 30, 2005 and 2004, we used $2 and $1 in cash to settle the non-U.S. based payroll award conversions.

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

Weighted average expected volatility is based on recent volatility levels implied by actively traded option contracts on our common stock and the historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on the 5-year zero coupon U.S. Treasury, based on the Performance Shares’ contractual term. Stock beta is a measure of how our stock price moves relative to the market as a whole. Stock beta and market volatility are acquired from a third-party source. The fair value of the 2005 Performance Shares is amortized over the expected term of each award. The expected term of 1 to 4 years for each award granted is derived from the output of the valuation model and represents the median time required to satisfy the conditions of the award, adjusted for the effect of retiree eligible participants. Each price growth target has a different expected term, resulting in the range of values provided.

The following tables summarize information about Performance Shares outstanding at June 30, 2005.

June 30 2005
(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of period	28,623
Granted	8,134
Transferred	858
Dividend	241
Converted or deferred	(6,013)
Forfeited	(621)
Canceled or expired	(2,912)

Outstanding at end of period	28,310

(Shares in thousands)		Performance Shares Outstanding
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	June 30 2005
2/26/01	2/26/06	$62.76	5,854
2/25/02	2/25/07	44.94	5,588
2/24/03	2/24/08	30.27	—
2/23/04	2/23/09	43.53	9,155
2/28/05	2/28/10	33.05	7,713

At June 30, 2005, there was $786 of total unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 3.5 years.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends and distributes to employees the appreciation in value above a 3% per annum threshold rate of return. The Trust was split between two funds, “fund 1” and “fund 2”, upon its initial funding. Each fund consists of investment periods which result in overlapping periods as follows:

Period 1 (fund 1):	July 1, 1996 to June 30, 1998
Period 2 (fund 2):	July 1, 1996 to June 30, 2000
Period 3 (fund 1):	July 1, 1998 to June 30, 2002
Period 4 (fund 2):	July 1, 2000 to June 30, 2004
Period 5 (fund 1):	July 1, 2002 to June 30, 2006
Period 6 (fund 2):	July 1, 2004 to June 30, 2008
Period 7 (fund 1):	July 1, 2006 to June 30, 2010

An initial investment value is established for each subsequent investment period based on the lesser of the threshold amount or the fair market value of the immediately preceding investment period for that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, participants will receive a distribution to the extent the market value of that investment period has increased above the threshold amount. A distribution is proportionally distributed among all the participants of an investment period in the ratio each participant’s number of months of participation relates to the total number of months earned by all participants in the investment period. At June 30, 2005, the Trust held 39,301,252 shares of our common stock in the two funds. The ShareValue Trust’s total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model.

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

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. At June 30, 2005, there was $359 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 5.0 years.

Stock options

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to any employee of ours or our subsidiaries and contract employees. Under the terms of the plan, 64 million shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards and no more than an aggregate of 3,000,000 shares are available for issuance as restricted stock that is subject to restrictions based on continuous employment for less than three years. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007. The 1993 Incentive Stock Plan permitted the grant of options, SARs and stock to employees of ours or our subsidiaries. The 1988 and 1984 stock option plans permitted the grant of options or SARs to officers or other key employees of ours or our subsidiaries. No further grants may be awarded under these three plans. As of June 30, 2005, no SARs have been granted under these plans.

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

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	June 30, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of period	24,727	$44.49
Exercised	(3,974)	42.65
Forfeited	(72)	47.62
Expired	(43)	48.21

Outstanding at end of period	20,638	44.83

Exercisable at end of period	17,157	45.55

At June 30, 2005, 7,713,683 shares were available for grant under the 1997 Plan, 2,965,168 shares were available for grant under the Incentive Compensation Plan, and 10,459,769 shares were available for grant under the 2003 Plan.

The following table summarizes information about stock options outstanding at June 30, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price
$10 to $19	1,170	3.28	$14.21	1,170	$14.21
$20 to $29	287	7.78	28.80	97	28.94
$30 to $39	4,320	5.85	37.20	3,119	38.22
$40 to $49	6,155	4.48	42.13	4,781	42.55
$50 to $59	8,459	3.56	54.92	7,795	54.78
$60 to $69	247	5.69	63.78	195	63.64

	20,638			17,157

We have determined the weighted-average grant date fair value of the 2004 stock options to be $18.60. No stock options were granted during the six and three months ended June 30, 2005. The total intrinsic value of options exercised was $66 and $21 during the six months ended June 30, 2005 and 2004 and $28 and $12 during the three months ended June 30, 2005 and 2004. The fair value of stock-based compensation awards granted was estimated using a binomial option-pricing model with the following assumptions:

Grant Year	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
2004	12/17/04	9 years	31%	1.1%	4.2%

The option term of each award granted is based on our historical experience of employees’ exercise behavior. Expected volatility is based on historical volatility levels of our common stock. Expected dividend yield is based on a set dividend rate. Risk free interest rate reflects the yield on the 9-year zero coupon U.S. Treasury.

Cash received from options exercised for the six and three months ended June 30, 2005 was $169 and $108, with a related tax benefit of $46 and $25.

At June 30, 2005, there was $9 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 2.7 years.

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 2,138,676 and 2,019,250 at June 30, 2005 and December 31, 2004.

Note 13 – Shareholders’ Equity

Changes in shareholders’ equity for the six months ended June 30, 2005 and 2004, consisted of the following:

(Shares in thousands)
	2005		2004
	Shares	Amount	Shares	Amount
Common shares
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Ending balance – June 30	1,011,870	$5,059	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$3,420		$2,880
Share-based compensation		446		283
Treasury shares issued for stock plans, net		(424)		(241)
Tax benefit (expense) related to stock plans		13		(31)
ShareValue Trust distribution				(50)
ShareValue Trust market adjustment		554		371

Ending balance – June 30		$4,009		$3,212

Treasury shares
Beginning balance – January 1	179,686	$(8,810)	170,388	$(8,322)
Treasury shares issued for stock plans, net	(6,623)	313	(3,419)	167
Share Repurchase Program	19,172	(1,140)	4,376	(204)

Ending balance – June 30	192,235	$(9,637)	171,345	$(8,359)

Retained earnings
Beginning balance – January 1		$15,565		$14,407
Net earnings (loss) after cumulative effect of accounting change		1,101		1,230
Cash dividends declared		(415)		(337)

Ending balance – June 30		$16,251		$15,300

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(1,925)		$(4,145)
Reclassification adjustment for (gain) loss realized in net earnings, net of tax of $2 and ($4)		(7)		15
Unrealized gain on derivative instruments, net of tax of ($1) and ($1)		3		2
Unrealized (loss) on certain investments, net of tax of $16 and $ 0		(25)		(1)
Foreign currency translation adjustment		(19)		(23)

Ending balance – June 30		$(1,973)		$(4,152)

ShareValue Trust shares
Beginning balance – January 1	38,982	$(2,023)	41,204	$(1,740)
Shares acquired from dividend reinvestment, net of fees	320		336
Shares paid out, net of fees	(1)		(2)
Market value adjustment		(554)		(371)

Ending balance – June 30	39,301	$(2,577)	41,538	$(2,111)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings during the six months ended June 30, 2005 and 2004 except for the $(7) and $15 reclassification adjustments, for (gain) loss realized in net earnings, net of tax.

In December 2000, a stock repurchase program was authorized by the Board of Directors, authorizing the repurchase of up to 85,000,000 shares of our stock. In June 2005, repurchase of an additional 40,000,000 was authorized. For the six months ended June 30, 2005 and 2004, we repurchased 19,185,223 shares, of which 13,623 were purchased in a stock swap, and 4,375,800 shares.

Note 14 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, ETCs, and product warranties.

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

As of June 30, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,087	$4,080
Trade-in commitments	1,044	1,021	$22
Asset-related guarantees	408	296	15
Credit guarantees related to the Sea Launch venture	495	297	198
Other credit guarantees	44	17	1
Equipment trust certificates	23
Performance guarantees	48	21	1
* Amounts included in Accounts payable and other liabilities

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Trade-in commitments	972	947	$25
Asset-related guarantees	408	296	12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Equipment trust certificates	28
Performance guarantees	64	21	1
*	Amounts included in Accounts payable and other liabilities

As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,044 and $972 as of June 30, 2005 and December 31, 2004. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $103 and $116 as of June 30, 2005 and December 31, 2004. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $81 and $91 as of June 30, 2005 and December 31, 2004. Accounts payable and other liabilities included $22 and $25 as of June 30, 2005 and December 31, 2004, which represents the exposure related to these trade-in commitments.

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

Relating to our ETCs, we have potential obligations relating to shortfall interest payments in the event that the interest rates in the underlying agreements with United Airlines, Inc. (United) are reset below levels specified in these agreements. These obligations would cease if United were to default on its interest payments to the ETC. These guarantees will expire over the next 11 years.

We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. Current performance guarantees expire over the next 12 years.

Our sales agreement for EDD provides indemnification to L-3 Communications for third-party litigation and damages relating to pre-closing environmental contamination. As it is impossible to assess whether there will be any third-party litigation or damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under this guarantee.

Our sales agreement for the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Mid-Western dictates that we indemnify Mid-Western for certain environmental contamination that existed on or prior to June 16, 2005, which is the closing date of the sale. Per the agreement, notice must be given by Mid-Western of this contamination within seven and a half years from the closing date. As it is impossible to assess whether there will be any additional environmental liabilities in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under this guarantee. (See Note 15 for further discussion of environmental contingencies.)

Product warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2005 and 2004.

	Product Warranty Liabilities*
	2005	2004
Beginning balance – January 1	$781	$825
Additions for new warranties	65	58
Reductions for payments made	(74)	(137)
Changes in estimates	(17)	77

Ending balance – June 30	$755	$823

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

As of June 30, 2005, our maximum exposure to economic loss from ETCs and EETCs is $273, which comprised our $250 investment balance and a maximum potential exposure of $23 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. As of June 30, 2005, the ETC and EETC transactions we participated in had total assets of $4,031 and total debt (which is non-recourse to us) of $3,781. During the six months ended June 30, 2005, we recorded revenue of $21 and cash flows of $30 related to these investments.

As of June 30, 2005, variable interest entity (VIE) arrangements of which we were not the primary beneficiary, other than the ETCs and EETCs noted above, had total assets of $392 and total debt (which is non-recourse to us) of $361. During the six months ended June 30, 2005, we recorded revenue of $1 and cash flows of $13 related to these VIEs.

During the second quarter of 2005, we adopted FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which had no effect on our financial statements.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2007 totaled $8,776 and $6,661 as of June 30, 2005 and December 31, 2004. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

As of June 30, 2005 and December 31, 2004, future lease commitments on aircraft and other commitments totaled $424 and $483. The future lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2005 and December 31, 2004, Accounts payable and other liabilities included $75 and $89 attributable to adverse commitments under these lease arrangements.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 with related capital commitment obligations of $76. We have closed the sale on investments of $10 during the three months ended June 30, 2005 and expect the final closings to be consummated during the third quarter of 2005. (See Note 8 for details of the sale.)

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas Corporation are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. At June 30, 2005 and December 31, 2004, the cash surrender value was $1,543 and $1,468 and the total loans were $1,442 and $1,356, respectively. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Condensed Consolidated Statements of Financial Position at June 30, 2005 and December 31, 2004.

Note 15 – Contingencies

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2005, inventories included approximately $583 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275,

consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,175). In that event, our loss would total approximately $1,532 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $1,013, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2005. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV litigation

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin Corporation (Lockheed), under the Evolved Expendable Launch Vehicle (EELV) Program. The employees, one of whom was a former employee of Lockheed, were terminated and a third employee was disciplined and resigned. On July 24, 2003, the U.S. Air Force (USAF) suspended certain organizations in our space launch services business and the three former employees from receiving government contracts as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. On March 4, 2005, the USAF lifted the suspension from government contracting of our space launch services business after we entered into an Interim Administrative Agreement. Under the terms of the Interim Administrative Agreement between us and the USAF (the Agreement), the USAF can reinstate the suspension if we are indicted or convicted in connection with the EELV matter, or if material new evidence is discovered. The Agreement requires periodic reporting to the USAF and also provides for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement. We have reimbursed the USAF $1.9 for costs relating to its investigation and have agreed that certain costs relating to the EELV matter and improvements to our Ethics and Business Conduct Program will be treated as unallowable. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants and sought injunctive relief, compensatory damages in excess of $2,000 and treble and punitive damages. In August 2004, we filed counterclaims against Lockheed seeking compensatory and punitive damages. In addition, the Department of Justice has informed us that it is considering filing potential civil claims against us relating to the EELV incident.

As discussed in Note 8, on May 5, 2005, we entered into a Joint Venture Agreement with Lockheed to provide launch services to the U.S. Government. Pursuant to the terms of the Joint Venture Agreement and court order, the civil lawsuit has been stayed pending closing of the transaction, whereupon the parties have agreed to immediately dismiss all claims against each other. If the transaction does not close or if the Joint Venture Agreement is terminated according to its terms before April 1, 2006, either party may reinstate its claims against the other. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position should the claims be reinstated.

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

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff has moved for rehearing en banc before the U.S. Court of Appeals for the Second Circuit and a decision is pending.

It is not possible at this time to determine whether these shareholder derivative actions would have a material adverse effect on our financial position.

Department of Justice and Securities and Exchange Commission (SEC) inquiry

On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the Department of Defense (DoD) Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. In 2004, Druyun and Sears each pleaded guilty to a single conflict-of-interest-related criminal charge arising from Druyun having engaged in employment discussions with Sears more than two weeks prior to disqualifying herself from participating in USAF business involving us. At her sentencing, Druyun and the government asserted that she gave us favorable treatment on the USAF 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that this treatment was influenced by employment negotiations and relationships with us. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions would have a material adverse effect on our financial position.

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

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decisions in the Los Angeles and Kansas cases are being challenged, while the Missouri case is being dismissed with prejudice. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and is scheduled for trial in November 2005. The second case alleging discrimination based on gender in California, this one in state court, has been stayed pending the outcome of the appeal of the denial of class certification in the companion federal court case in Los Angeles. The court certified a limited class in the race discrimination case filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and set a December 2005 trial date. The final case, also alleging race discrimination and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case.

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

747 Program During the last three months, there has been solid customer interest and demand for new 747 airplanes to fulfill the growing need in cargo capacity. Additional anticipated firm orders and potential launch of a new derivative has pushed the program completion decision date into 2006 or beyond. The probability of terminating the program is remote.

767 Program During the last three months, market conditions have improved considerably. The accounting quantity for the 767 program was increased by 8 units during the second quarter of 2005 as a result of increasing customer demand for new 767 airplanes. As a result of recent airplane orders and additional potential orders within the next few months, the program completion decision date has moved to 2006. It is still reasonably possible a decision to complete production could be made within the next 12 months. A forward loss is not expected as a result of this decision but program margins would be reduced.

757 Program

On October 16, 2003, we decided to conclude production of the 757 commercial airplane program. We have $124 primarily related to vendor termination liability remaining in accounts payable and other liabilities. There was an $8 increase to vendor termination liability during the second quarter of 2005 due to a $13 increase in estimate offset by $5 in payments. No future charges related to the 757 airplane program are expected.

717 Program

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year-end results. The termination of the 717 line will result in approximately $380 of cash expenditures that are expected to occur during 2005 through 2009. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of the termination liability:

Termination liability	December 31, 2004	Change in estimate	June 30, 2005
Supplier termination	$171	$1	$172
Production disruption and shutdown related	5	—	5
Pension/postretirement related	42	2	44
Severance	28	(3)	25

Total	$246	—	$246

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,196 as of June 30, 2005 and approximately $3,183 as of December 31, 2004.

On October 26, 2004, ATA Holdings Corp. (ATA) filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved the assumption of 11 757 aircraft leases. By mutual agreement between ATA and BCC, one 757 aircraft lease was terminated to accommodate BCC’s timely leasing of that aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth BCC’s potential deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claims for the seven 757 aircraft and the one rejected 757 aircraft to be returned to BCC. In February 2005, following completion of certain conditions, BCC reclassified the 12 757 aircraft finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200 to the fair value of the underlying leased assets, which was recorded as a reduction of the allowance for losses on receivables of $119 recognized at BCC and $81 recognized at the Other segment. This transaction has no impact to earnings. With regard to eight of the 12 aircraft, BCC has entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable BCC to meet the delivery dates committed to Continental as part of the agreement.

During the six and three months ended June 30, 2005, BCC recorded a recovery to reduce the allowance for losses on receivables by $32 and $36 which primarily consisted of a net benefit of $26 as a result of Hawaiian Airlines, Inc.’s (Hawaiian) emergence from bankruptcy (offset by a decline in the collateral value of other 717 aircraft leased to Hawaiian), a benefit of $16 as a result of the repayment of certain notes and a provision of $10 from normal portfolio run-off and other charges. During the six and three months ended June 30, 2004, BCC recorded a provision for losses of $9 and $4 to provide for the effect of declines in value of collateral for notes and finance lease receivables. During the six and three months ended June 30, 2005, the Other segment recorded a provision for losses of $46 primarily due to a decrease in the collateral value of the 717. During the six and three months ended June 30, 2004, the Other segment recorded a provision for losses of $34 due to deteriorated airline credit ratings and depressed aircraft values.

At June 30, 2005 and December 31, 2004, Viacao Aerea Rio-Grandense (VARIG) accounted for $327 and $400 (3.5% and 4.1%) of BCC’s total portfolio. On June 17, 2005, VARIG filed request for reorganization which was granted on June 22, 2005 by Brazilian courts. Under the laws of Brazil, VARIG has 60 days from July 13, 2005, the date the court order was published in the official gazette, to present a reorganization plan. As of June 18, 2005, VARIG has resumed making rent and maintenance reserve payments (however, not past due obligation payments). We exercised early lease termination rights and took possession of two MD-11 aircraft in April 2005 in the amount of $73. The aircraft were subsequently sold to another customer. At June 30, 2005, the VARIG portfolio consisted of two 737 aircraft and seven MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings, some of which are ongoing. BCC does not expect the VARIG transactions, including the impact of any future restructurings, to have a material adverse effect on its earnings, cash flows and/or financial position.

During the six and three months ended June 30, 2005, BCC recognized customer financing-related asset impairment charges of $9 and $2 as a result of declines in market values and projected future rents for aircraft and equipment. During the six months ended June 30, 2005, BCC also recognized a charge of $2 to record its investment in EETCs at their fair values. During the six months ended June 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $45. This was primarily comprised of $16 related to aircraft and equipment under operating lease and held for sale or re-lease and $29 related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the three months ended June 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $32. This was primarily comprised of $3 related to aircraft and equipment under operating lease and held for sale or re-lease and $29 related to an other-than-temporary impairment of a held-to-maturity investment in ATA maturing in 2015. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the six and three months ended June 30, 2005. However, the Other segment recognized charges of $11 during the six months ended June 30, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since BCC remains at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. As of June 30, 2005 and December 31, 2004, notes receivable, sales-type/finance leases and operating leases attributable to aircraft financing included $1,257 and $1,457 attributable to 757 model aircraft ($980 and $475 accounted for as operating leases or available for sale or re-lease) and $2,454 and $2,328 attributable to 717 model aircraft ($635 and $591 accounted for as operating leases or available for sale or re-lease and $698 and $833 attributable to MD-11 model aircraft ($605 and $687 accounted for as operating leases or available for sale or re-lease).

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch currently scheduled for the third quarter of 2005 for which full insurance coverage was not procured. We estimate that the potential uninsured amount for the launch currently scheduled for the third quarter of 2005 could range between $65 to $315, depending on the nature of the uninsured event.

Included in other liabilities is $1,843 as of June 30, 2005 and $1,774 as of December 31, 2004 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Note 16 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Revenues:
Commercial Airplanes	$11,882	$11,001	$6,806	$5,671
Integrated Defense Systems:
Network Systems	5,637	5,100	2,759	2,668
Aircraft and Weapon Systems	5,771	5,693	3,078	2,672
Support Systems	2,353	2,306	1,183	1,150
Launch and Orbital Systems	1,524	1,480	722	672

Total Integrated Defense Systems	15,285	14,579	7,742	7,162
Boeing Capital Corporation	501	480	264	229
Other	657	265	528	131
Accounting differences/eliminations	(310)	(334)	(312)	(105)

Total revenues	$28,015	$25,991	$15,028	$13,088

Earnings (loss) from continuing operations:
Commercial Airplanes	$864	$734	$475	$382
Integrated Defense Systems:
Network Systems	380	395	167	218
Aircraft and Weapon Systems	811	862	441	386
Support Systems	348	290	179	142
Launch and Orbital Systems	124	(113)	29	(50)

Total Integrated Defense Systems	1,663	1,434	816	696
Boeing Capital Corporation	156	88	112	15
Other	(177)	(228)	(105)	(124)
Accounting differences/eliminations	(336)	(106)	(154)	(36)
Share-based plans expense	(446)	(283)	(201)	(164)
Unallocated expense	(227)	(171)	(133)	(125)

Earnings from continuing operations	1,497	1,468	810	644
Other income, net	65	225	81	66
Interest and debt expense	(171)	(169)	(84)	(85)

Earnings before income taxes	1,391	1,524	807	625
Income tax expense	(311)	(324)	(241)	(39)

Net earnings from continuing operations	$1,080	$1,200	$566	$586
Cumulative effect of accounting change, net of taxes	21
Income from discontinued operations, net of taxes		16		7
Net gain on disposal of discontinued operations, net of taxes		14		14

Net earnings	$1,101	$1,230	$566	$607

Effective income tax rate	22.4%	21.3%	29.9%	6.2%

Research and development expense:
Commercial Airplanes	$634	$476	$343	$251
Integrated Defense Systems:
Network Systems	141	131	80	71
Aircraft and Weapon Systems	182	202	96	95
Support Systems	39	30	22	14
Launch and Orbital Systems	62	94	37	57

Total Integrated Defense Systems	424	457	235	237
Other	25	63	13	34

Total research and development expense	$1,083	$996	$591	$522

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins.

	Six months ended June 30		Three months ended June 30
Accounting differences/eliminations	2005	2004	2005	2004
Pension	$(196)	$52	$(64)	$26
Postretirement	(61)	(116)	(30)	(53)
Capitalized interest	(30)	(27)	(15)	(14)
Pre-modification aircraft elimination	(21)	13	(34)	14
Other	(28)	(28)	(11)	(9)

Total	$(336)	$(106)	$(154)	$(36)

As of June 30, 2005, all of our IDS segments classified performance based payments and progress payments in excess of inventoriable costs in Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position and reclassified prior years presented to conform with our current presentation. Assets and liabilities shown below are based on our current presentation of including performance based payments and progress payments in excess of inventoriable costs as liabilities. (See Note 9.)

Assets	June 30 2005	December 31 2004

Commercial Airplanes	$5,742	$7,365
Integrated Defense Systems:
Network Systems	4,161	4,078
Aircraft and Weapon Systems	2,803	2,955
Support Systems	1,877	1,665
Launch and Orbital Systems	5,775	5,459

Total Integrated Defense Systems	14,616	14,157
Boeing Capital Corporation	9,462	9,678
Other	7,310	7,343
Unallocated	19,364	17,681

	$56,494	$56,224

Liabilities	June 30 2005	December 31 2004

Commercial Airplanes	$8,429	$6,933
Integrated Defense Systems:
Network Systems	1,012	1,260
Aircraft and Weapon Systems	2,903	3,144
Support Systems	751	851
Launch and Orbital Systems	2,241	2,389

Total Integrated Defense Systems	6,907	7,644
Boeing Capital Corporation	7,104	7,509
Other	402	868
Unallocated	22,520	21,984

	$45,362	$44,938

Note 17 – Statements of Cash Flows

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions generally occur as the result of customer financing-related activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows. Customer financing transactions by Commercial Airplanes were previously identified as non-cash and excluded from the Condensed Consolidated Statements of Cash Flows. We received no cash from these customer financing transactions on a consolidated basis. We changed the classification of the cash flow effects of customer financing transactions stemming from concerns raised by the staff of the SEC. These transactions are currently presented as operating activities. The amounts for prior periods have been reclassified to be consistent with current year presentation. For the six months ended June 30, 2004, the net impact on operating cash flow in the Condensed Consolidated Statements of Cash Flows was ($245) for customer financing transactions. The difference between the amounts on the Condensed Consolidated Statements of Cash Flows and BCC’s Condensed Consolidated Statements of Cash Flows primarily relates to operating lease activity at the Commercial Airplanes segment.

The following table provides a reconciliation of amounts previously presented to the amounts currently presented for each period, which include the above adjustments.

	Prior Period Presentation For the six months ended June 30 2004	Adjustments For the six months ended June 30 2004	Current Presentation For the six months ended June 30 2004
Cash flows – operating activities:
Inventories, net of advances and progress billings	$416	$649	$1,065
Customer financing, net		(894)	(894)

Net impact to operating activities	$416	$(245)	$171

Cash flows – investing activities:
Customer financing and properties on lease, additions	$(395)	$395
Customer financing and properties on lease, reductions	150	(150)

Net impact to investing activities	$(245)	$245	$0

We have $3,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $349 and $378 for the six months ended June 30, 2005 and 2004. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total interest payments were $345 and $338 for the six months ended June 30, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004, and of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/    Deloitte & Touche LLP

Deloitte & Touche LLP

Chicago, Illinois

July 26, 2005

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns, including the launch of the 787 program, and U.S. and foreign government procurement activities, including uncertainty associated with the procurement of tankers by the DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal and investigatory proceedings; tax settlements with the IRS and various states; U.S. Air Force review of previously awarded contracts; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We operate in six principal segments: Commercial Airplanes; Network Systems, Aircraft and Weapon Systems (A&WS), Support Systems, and Launch and Orbital Systems (L&OS) collectively Integrated Defense Systems (IDS); and Boeing Capital Corporation (BCC). All other activities fall within the Other segment, principally made up of Boeing Technology and Connexion by BoeingSM. Our Commercial Airplanes operations primarily involve development, production and marketing of commercial jet aircraft and providing related support services, mainly to the commercial airline industry worldwide. IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, rocket engines, and information and battle management systems. BCC is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and providing selective financing solutions to our customers and managing overall portfolio risk exposures. Boeing Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Connexion by BoeingSM provides two-way broadband data communications service for global travelers. Effective April 1, 2004, Air Traffic Management was absorbed into Phantom Works research division which is included within Boeing Technology. Financing activities other than those carried out by BCC are also included within the Other segment classification.

Consolidated Results of Operations

Results for the six and three months ended June 30, 2005 reflect continued strong operational and financial performance across our businesses as management and employees remained focused on execution of our business strategy. IDS delivered strong growth and improved profitability as its defense, space and intelligence businesses continued to perform in healthy markets. Commercial Airplanes captured key customer orders and increased aircraft deliveries while aggressively managing for profitability and investing to support long-term growth. Other businesses performed well as BCC focused on supporting our businesses and reducing portfolio risk.

The following table summarizes certain key indicators of consolidated results of operations for the six and three months ended June 30, 2005 and 2004.

	Six months ended June 30		Three months ended June 30
Dollars in millions	2005	2004	2005	2004
Revenues	$28,015	$25,991	$15,028	$13,088
Operating Earnings	$1,497	$1,468	$810	$644
Operating Margins	5.3%	5.6%	5.4%	4.9%
Net Earnings	$1,101	$1,230	$566	$607
Effective Income Tax Rate	22.4%	21.3%	29.9%	6.2%

	June 30 2005	December 31 2004
Contractual Backlog	$127,661	$109,600
Unobligated Backlog	$41,726	$47,893

Revenues

Our revenues for the six and three months ended June 30, 2005 when compared to the same periods in 2004 were higher due to the growth in all major business units. Commercial Airplanes increased sales by $881 million in the six months and $1,135 million in the three months ended June 30, 2005 as a result of increased airplane deliveries, a more favorable model mix, and higher used aircraft and aircraft modification sales. IDS generated higher revenues throughout all four segments on increased volumes in Future Combat Systems (FCS), Multi-mission Maritime Aircraft (MMA), Support programs, and increased satellite and C-17 deliveries. IDS sales increased by $706 million and $580 million for the six and three month periods, respectively. BCC revenues increased $21 million for the six months and $35 million for the three months ended June 30, 2005 mainly resulting from the sale of certain assets. Additionally, certain leases were reclassified from finance leases to operating leases, resulting in increased operating lease income. (For additional discussion of Commercial Airplanes, IDS and BCC revenues, see pages 47,55 and 63.) Other segment sales were up $392 million for the six month and $397 million for the three month periods driven by the recognition of revenue associated with four 767 aircraft delivered to TRM Aircraft Leasing Co. (TRM) in 2003 and one in 2004. (see Note 10 for additional details). In addition, higher intercompany eliminations resulted in a revenue decrease of $207 million in the three months ended June 30, 2005 as more intercompany deliveries occurred in the second quarter of 2005 compared to the second quarter of 2004.

Operating Earnings

Our operating earnings increased for the six and three months ended June 30, 2005 when compared to the same periods in 2004 as strong operating performance by our business units was partially offset by higher expenses for pension and share-based plans. Commercial Airplanes operating earnings increased $130 million for the six months and $93 million for the three months ended June 30, 2005 reflecting increased aircraft deliveries and improved cost performance partially offset by higher research and development spending and a charge from the sale of Wichita and Tulsa operations. IDS grew operating earnings by $229 million and $120 million for the six and three months ended June 30, 2005, respectively, driven by increased revenues and continued strong performance across key programs. BCC improved earnings by $68 million for the six months and $97 million for the three months ended June 30, 2005 primarily as a result of lower asset impairments and a reduction of reserves associated with Hawaiian Airlines’, Inc. (Hawaiian) emergence from bankruptcy partially offset by an increase in depreciation expense due to the reclassification of certain leases from finance leases to operating leases. (See pages 48, 55 and 63 for additional discussion of Commercial Airplanes, IDS and BCC operating earnings). Share-based plans expense, which is now included in general and administrative expense, increased $163 million in the six months and $37 million in the three months ended June 30, 2005 as compared to the same periods in 2004 reflecting the vesting of performance shares and acceleration of compensation expense for retirement eligible employees (see Note 12). Pension expense increased $248 million in the six months and $90 million in the three months ended June 30, 2005 mainly due to higher recognized net actuarial loss driven by a decrease in the discount rate and recognition of investment losses that occurred in 2000 and 2001. The six month pension expense increase was also affected by a $69 million settlement/curtailment charge associated with the sale of Electron Dynamic Devices Inc. (EDD) operations (see Note 11).

Net Earnings

The decrease in net earnings for the six months ended June 30, 2005 when compared to the same period in 2004 was largely attributable to higher Other income in 2004. Other Income included a receipt of interest of $219 million for the six months ended June 30, 2004 and $19 million for the same period in 2005 related to federal income tax refunds associated with Internal Revenue Service (IRS) settlement for prior years. Additionally, net earnings included $21 million cumulative effect of accounting change in 2005 and $16 million net income from discontinued operations and $14 million net gain on disposal of discontinued operations in 2004 (see Note 12 and Note 7 for discussion of the accounting change and the discontinued operations).

For the three months ended June 30, 2005 net earnings decreased slightly as higher operating earnings were offset by the income tax expense increase. Income taxes are discussed below.

Income Taxes

The effective tax rate of 22.4% for the six months ended June 30, 2005 differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and other provision adjustments. The effective income tax rate of 21.3% for the six months ended June 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and tax benefits from a settlement with the IRS for the years 1986-1997.

The effective tax rate of 29.9% for the three months ended June 30, 2005 differed from the federal statutory rate of 35% due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and other provision adjustments. The effective income tax rate of 6.2% for the three months ended June 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, and tax benefits from a settlement with the IRS for the years 1986-1997.

IRS audit overview

We are currently under examination by the IRS for the years 1998-2001 and are in the final stages of the exam. An IRS audit report was received in June 2005 and is at the Joint Committee of Taxation for review. We expect the outcome of the exam to be at or below the accrued position. IRS examinations have been completed through 1997 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

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

On December 21, 2004, FASB issued Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. FAS 109-2 provides companies with additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of June 30, 2005, we have not decided on whether and to what extent we might repatriate foreign earnings under the Act, and accordingly, the financial statements do not reflect any provisions for taxes on unremitted foreign earnings. Based on our analysis, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate some amount of earnings between $0 and $350 million with the respective tax liability ranging from $0 to $26 million. We expect to be in a position to finalize our assessment by September 30, 2005.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the six months ended June 30, 2005 is primarily due to orders exceeding deliveries at our Commercial Airplanes segment. Other factors contributing to the increase were incremental funding for F-15 Korea, C-17 multi-year, and FCS programs. In addition, orders in Proprietary, Supply Chain Services, and various other programs contributed to the backlog increase at our IDS segment.

Unobligated backlog decreased by approximately $6.2 billion for the six months ended June 30, 2005. This decrease is primarily due to the incremental funding released to F-15 Korea, C-17 multi-year, and FCS programs.

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

Liquidity and Capital Resources

Primary sources of our liquidity and capital resources include cash flow from operations. Additionally we have substantial borrowing capability through commercial paper programs and long-term capital markets as well as unused borrowing on revolving credit line agreements. The primary factors that affect our liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments/refunds as well as interest, debt and dividend payments; our stock repurchase plan; internal investments; pension contributions; and potential acquisitions and divestitures.

Cash flow summary

	Six months ended June 30
(Dollars in millions)	2005	2004
Net earnings	$1,101	$1,230
Non-cash items	1,823	1,192
Changes in working capital	1,126	(1,232)

Net cash provided by operating activities	4,050	1,190
Net cash provided by investing activities	207	1,528
Net cash used by financing activities	(2,500)	(1,167)

Net increase in cash and cash equivalents	1,757	1,551
Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$4,961	$6,184

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the six months ended June 30, 2005, our investment in working capital decreased. This decrease is primarily due to the following:

•	decreased pension contributions in 2005 compared to 2004 (see discussion below on pensions).

•	an increase in accounts payable primarily due to accrued compensation benefits.

•	decreased investment in customer financing.

•	decreased deferred lease income (see Note 10).

•	decrease in inventories.

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions occur as the result of customer related financing activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand alone financial statements. We changed the classification of the cash flow effects of customer financing transactions based on concerns raised by the Securities and Exchange Commission (SEC) staff. The amounts for prior periods have been reclassified to be consistent with current year presentation. (See Note 17). For the six months ended June 30, 2004, the net impact on operating cash flow was ($245) million, for customer financing transactions.

For the six months ended June 30, 2005 and 2004 we contributed $0.5 billion and $2.0 billion of discretionary pension contributions which are included in operating cash flow. Subsequent to quarter-end, on July 14, 2005, we contributed an additional $0.6 billion on a discretionary basis to our pension plans, and anticipate additional contributions of approximately $0.5 billion in 2005. As previously disclosed in our 2004 Annual Report on Form 10-K, almost all of the contributions in 2004 were voluntary to improve the funded status of our plans. We expect to contribute approximately $13 million to our other postretirement benefit plans in 2005.

We annually update our estimate of future pension expenses based on plan actuarial factors, including our pension discount rate, as of our September 30 measurement date. Because long-term interest rates (specifically, the Moody’s Aa Corporate Bond Index) remain volatile and have fallen significantly over the last several months, the discount rate for 2006 may be lower than the 5.75 percent rate established for 2005. A 25 basis point decrease in the discount rate would increase the 2005 pension and other postretirement liabilities by approximately $1.5 billion and $213 million, and increase the service and interest cost components of the 2005 net periodic pension expense by approximately $14 million and increase other postretirement expense by approximately $1 million. Additionally, a 25 basis point decrease in the discount rate would increase pension expense by approximately $132 million because unrecognized net actuarial prior year losses will become subject to amortization. A decrease of the discount rate to the 5.00 – 5.25 percent range could significantly increase our minimum pension liability as well as cause a material non-cash reduction to our equity in 2005. We estimate that if the discount rate were to fall within the 5.00 – 5.25 percent range as of our remeasurement date, there could be a $6 billion pre-tax increase to our minimum pension liability as well as a material charge to Other Comprehensive Income. We will update our pension assessment after our September 30 measurement date.

In addition, in June 2005 we, re-measured those pension plans affected by the closing of the sale of our Commercial Airplanes operations in Wichita, Kansas and McAlester, Oklahoma and the related transfer of assets and liabilities. The discount rate applied to these re-measurements reflected interest rates as of that date and was 5.25% for all but one of the pension plans and 5.0% for the remaining pension and all other post-retirement benefit plans. This re-measurement resulted in an estimated pension net loss of $238 million comprised of a $308 million loss on pension curtailment/settlement loss and other post-retirement benefit curtailment/settlement gain of $70 million which will be recognized in the third quarter of 2005. The resulting pension related non-cash reductions to Other Comprehensive Income of approximately $2.1 billion post-tax will be recognized in the third quarter of 2005.

As a result of our Rocketdyne divestiture which is part of the re-measurement and subject to completion of certain reviews and conditions we have possible net pension and other postretirement benefit curtailment/settlement loss of $218 million subject to re-measurement of pension assets on the settlement date.

Investing activities

During 2004, we invested $3.0 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. As of June 30, 2005, amounts invested with a fair value of $2.8 billion were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $71 million were classified as Cash and cash equivalents and $207 million were classified as available-for-sale Short-term investments as of June 30, 2005.

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. As of June 30, 2005, we have outstanding irrevocable commitments of approximately $8.8 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer.

For the six months ended June 30, 2005 cash provided by investing activities decreased from the comparable period in 2004. This is primarily related to cash received from the sale of our Commercial Airplanes operations in Wichita, Kansas and McAlester, Oklahoma offset by larger capital expenditures and net contributions to investments.

Financing activities

There were no debt issuances during the six months ended June 30, 2005. There were 19,171,600 shares repurchased at a price of $1.1 billion in our open market share repurchase program, and 13,623 shares repurchased in a stock swap during the six months ended June 30, 2005.

For the six months ended June 30, 2005 and 2004, we repaid $1.2 billion and $0.7 billion of debt. At June 30, 2005, debt balances attributable to Boeing and BCC totaled $3.9 billion and $6.5 billion. An additional $0.6 billion of debt attributable to customer financing activities, but nonrecourse to us, is also included in consolidated debt.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A3	A

Short-term:
Boeing/BCC	F-1	P-2	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of June 30, 2005, neither we nor BCC had any outstanding commercial paper issuances.

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

As of June 30, 2005, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, equipment trust certificate investments, and product warranties. See Note 14 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

The acceleration of world economic growth has slowed over the past few months due to high energy prices, inflation fears and some discouraging signs in the U.S. and other leading industrial countries. However, forecasts for world GDP growth in 2005 and 2006 remain above the long-term trend of 3%.

Crude oil prices remain high. However, the long-term price forecast has undergone a step increase over the past couple of months. The impact of this step-change on GDP growth is less significant than it has been historically and will lessen over time as developing economies become more fuel-efficient.

GDP growth is the primary driver of air traffic growth. Worldwide passenger traffic growth continues to outpace increasing capacity and is well above year 2000 levels. High fuel prices and declining yields continue to degrade the financial performance of carriers around the world, although the results vary significantly by region and business model. Many airlines have been trimming costs and improving efficiency, but the gains have been mitigated by energy prices, declining fares and competition. Profits are particularly elusive for the U.S. network carriers despite a number of recent fare increases. Predictions of a strong summer travel season in the U.S. are tempered by the continued high price of jet fuel. However, the many airlines that are profitably growing to meet increased demand are acquiring new capacity from us and other manufacturers.

A number of new air service liberalization treaties were signed or announced. For example, India has expanded its agreements with the U.K. and U.S. and more capacity will open up between China and Canada. Continued liberalization is an important factor in the growth and network development of commercial aviation.

Exogenous shocks still represent further major uncertainties for the airline industry. Recurrence of disease outbreaks, increasing armed conflict, and/or terrorist attacks focused on air travel represent threats to the airline industry’s recovery. A prolonged period of oil prices at current high levels also represents a risk both due to the potential negative impact on worldwide economic growth as well as airline profitability as a result of higher jet fuel prices.

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

Divestitures

On February 22, 2005, we announced the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Onex Partners LP (Mid-Western Aircraft Systems, Inc. “Mid-Western”) under an asset purchase agreement. Mid-Western’s obligation to complete the purchase was subject to several significant conditions, including successful negotiation of collective bargaining agreements and Mid-Western receiving the proceeds of its debt financing in substantially the amount and form described in its financing commitments. Mid-Western decided to proceed with the transaction without all collective bargaining agreements in place and the transaction closed on June 16, 2005. Transaction consideration given to us includes cash of approximately $900 million, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The assets and liabilities as of June 16, 2005 that were subject to the transaction were $1,037 million and $97 million. See breakout below for major classes of assets and liabilities. The consolidated net loss on this sale is expected to be $348 million on a pre-tax basis, including pension and postretirement impacts. (See Note 11 for the pension and postretirement effects.) We recognized a primarily non-cash loss of $110 million in the second quarter of 2005 which was recorded in the Condensed Consolidated Statement of Operations as Gain/(loss) on dispositions, net, of which $75 million was recognized by the Commercial Airplanes segment and $35 million was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $238 million relates to estimated pension and postretirement curtailments and settlement and is expected to be recorded as Accounting differences/eliminations in the third quarter of 2005.

Assets		Liabilities

(Dollars in millions)		(Dollars in millions)
Inventory	$477	Accounts Payable	$49
Property, Plant & Equipment	521	Employment (Vacation & Sick Leave)	44
Other	39	Other	4

	$1,037		$97

Except for $37 million in net assets which related to other segments, the above assets and liabilities were part of the Commercial Airplanes Segment.

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$11,882	$11,001	$6,806	$5,671
% of Total Company Revenues	42%	42%	45%	43%
Operating Earnings	$864	$734	$475	$382
Operating Margins	7.3%	6.7%	7.0%	6.7%

			June 30 2005	December 31 2004
Contractual Backlog			$86,678	$70,449

Revenues

Commercial Airplanes revenue is derived primarily from commercial jet aircraft deliveries. Higher revenues for the six months ended June 30, 2005 when compared to the same period in 2004 was primarily due to increased airplane deliveries. The increase of $881 million was primarily due to increased airplane deliveries of $567 million, higher used airplane sales of $155 million and aircraft modification revenue and other of $159 million.

The increase of $1,135 million in revenue for the three months ended June 30, 2005 from the comparable period of 2004 was primarily attributable to increased airplane deliveries and a more favorable model mix of $1,014 million, higher used airplane sales of $51 million and aircraft modification revenue and other of $70 million.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, were as follows.

	Six months ended June 30				Three months ended June 30
Model	2005		2004		2005		2004
717	6	(2)	6	(4)	3	(1)	3	(1)
737 Next-Generation	113		105		59		50
747	7		9		4		4
757	2		8		1		4
767*	5		4	(1)	4		3
777	22		19		14		11

Total	155		151		85		75

*	Deliveries in the six and three months ended June 30, 2005, included two intercompany non U.S. Air Force (USAF) 767 tanker aircraft.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	June 30 2005	March 31 2005	December 31 2004
717	143	140	137
737 Next-Generation	1,735	1,676	1,622
747	1,360	1,356	1,353
757	1,049	1,048	1,047
767	930	926	925
777	521	507	499

The undelivered units under firm order* were as follows:

Model	June 30 2005	March 31 2005	December 31 2004
717	12	15	18
737 Next-Generation	970	766	771
747	24	24	27
757	—	1	2
767	20	20	25
777	172	167	167
787	139	60	52

*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders and government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating earnings

The $130 million increase in operating earnings during the six months ended June 30, 2005 to the comparable period of 2004 was primarily attributable to earnings on increased aircraft deliveries of

$173 million, earnings on increased revenue from aircraft modification and other of $64 million. Additionally, there was improved cost performance of $318 million mainly due to improved program margins which was offset by increased research and development costs of $166 million, a loss on the sale of Wichita & Tulsa operations of $75 million and period costs of $184 million. The increased cost performance includes adjustments of $42 million from spares and $62 million from outside procurements during the first quarter of 2005.

The $93 million increase in operating earnings during the three months ended June 30, 2005 to the comparable period of 2004 was primarily attributable to earnings on increased aircraft deliveries of $232 million, earnings on increased revenue from aircraft modification and other of $38 million. Additionally, there was improved cost performance of $139 million which was offset by higher research and development costs of $100 million, a loss on the sale of Wichita & Tulsa operations of $75 million and period costs of $141 million.

For the six months ended June 30, 2005, supplier development cost sharing payments for research and development earned were $302 million, which reduced research and development expense from $936 million to $634 million.

For the three months ended June 30, 2005, supplier development cost sharing payments for research and development earned were $152 million, which reduced research and development expense from $495 million to $343 million. These cost sharing arrangements with some suppliers for the 787 were established during the third quarter of 2004.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the six months ended June 30, 2005 compared to December 31, 2004 is due to new orders exceeding deliveries.

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

The program accounting quantities were as follows:

Model	June 30 2005	March 31 2005	December 31 2004
717	156	156	156
737 Next-Generation	2,600	2,600	2,400
747	1,400	1,400	1,400
757	1,050	1,050	1,050
767	964	956	959
777	750	700	700

717 Program The accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of June 30, 2005, of the 12 remaining undelivered units, 6 units will be delivered to a single customer with uncertain financial condition. As a result, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of June 30, 2005 remained realizable.

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in the 2004 fourth quarter and year-end results. The termination of the 717 line will result in approximately $380 million of cash expenditures that are expected to occur during 2005 through 2009. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of the termination liability:

Termination liability (Dollars in millions)	December 31, 2004	Change in estimate	June 30, 2005
Supplier termination	$171	$1	$172
Production disruption and shutdown related	5	—	5
Pension/postretirement related	42	2	44
Severance	28	(3)	25

Total	$246	—	$246

737 Next-Generation The accounting quantity for the 737 Next-Generation program was increased during the first quarter of 2005 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft. There was no change to the accounting quantity during the second quarter of 2005.

747 Program During the last three months, there has been solid customer interest and demand for new 747 airplanes to fulfill the growing need in cargo capacity. Additional anticipated firm orders and potential launch of a new derivative has pushed the program completion decision date into 2006 or beyond. The probability of making a decision within the next 12 months to complete production is remote.

757 Program Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. We have $124 million primarily related to vendor termination liability remaining in Accounts payable and other liabilities. There was an $8 million increase to vendor termination liability during the second quarter of 2005 due to a $13 million increase in estimate offset by $5 million in payments. No future charges related to the 757 airplane program are expected.

767 Program During the last three months, market conditions have improved considerably. The accounting quantity for the 767 program was increased by eight units during the second quarter of 2005 as a result of increasing customer demand for new 767 airplanes. As a result of recent airplane orders and additional potential orders within the next few months, the program completion decision date has moved to 2006. It is still reasonably possible a decision to complete production could be made within the next 12 months. A forward loss is not expected as a result of this decision but program margins would be reduced.

777 Program The accounting quantity for the 777 program was increased by 50 units during the second quarter of 2005 as a result of normal production planning in response to additional orders and deliveries of aircraft.

	717	737 Next- Generation	747	757	767	777
June 30, 2005
Cumulative firm orders (CFO)*	155	2,705	1,384	1,049	950	693
Anticipated orders	N/A	N/A	15	N/A	11	57
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	1%	8%
March 31, 2005
Cumulative firm orders*	155	2,442	1,380	1,049	946	674
Anticipated orders	N/A	156	19	N/A	7	26
Anticipated orders as a % of CFO	N/A	6%	1%	N/A	1%	4%
December 31, 2004
Cumulative firm orders*	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered units under firm order (see table in Commercial Airplanes Revenues discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2004 Annual Report on Form 10-K, represent deferred production costs. As of June 30, 2005 and December 31, 2004, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

(Dollars in millions)	June 30 2005	December 31 2004
Deferred production costs	$551	$703
Unamortized tooling	$443	$485

As of June 30, 2005 and December 31, 2004, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

INTEGRATED DEFENSE SYSTEMS

Inherent business risks

Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. Government agencies and entities, including all of the branches of the U.S. military, NASA, and the Department of Homeland Security. Similar governmental authorities exist in our international markets.

The U.S. Government, and other governments, may terminate any of our government contracts at their convenience, as well as for default based on our failure to meet specified performance measurements.

If any of our government contracts were to be terminated for convenience (TFC), we generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. If any of our government contracts were to be terminated for default (TFD), generally the U.S. Government would pay only for the work that has been accepted and can require us to pay the difference between the original contract price and the cost to reprocure the contract items, net of the work accepted from the original contract. The U.S. Government can also hold us liable for damages resulting from the default.

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

Many of our contracts are fixed-price type (we estimate that just over 50% of our revenues are generated from fixed-price type contracts). Of the fixed-price contracts, an estimated 40% are fixed- price delivery contracts and an estimated 10% are fixed-price milestone. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition. Cost overruns may result in lower earnings, which would have an adverse effect on our financial results.

We estimate that just under 50% of our revenues are generated from cost type contracts. Revenues related to cost type contracts are recorded as costs are incurred plus negotiated profit in relation to the costs incurred. Cost type contracts are normally used for development and study type programs. Cost overruns on these contracts usually result in a lower profit to cost ratio. Sufficient notification must be given to the customer for any anticipated cost growth and the customer authorization to proceed must be received in order to be reimbursed for said costs. In some cost type contracts, additional fee may be awarded based on specified criteria. We estimate the fee value prior to actual award and accrue it. Actual fee awards that differ from the estimates and accruals could impact the financial results.

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

We are subject to business and cost classification regulations associated with our U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative proceedings involving fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. Government contracts. We are continuing discussions towards resolution with the U.S. Government regarding the allocation methodology of pension costs and have assessed the impact of potential outcomes. Based on our assessment, the most probable outcome of this matter is expected to be immaterial to our business, financial condition, results of operations, and liquidity. However, it is not possible at this time to predict when resolution will be reached or the final outcome.

On April 5, 2005, the U.S. Army announced that it plans to convert the FCS program from an Other Transaction Agreement (OTA) to a standard DoD contract. An OTA is contracted under a different congressional authority than a standard DoD contract and generally imposes fewer administrative contractual requirements. Although the specific details of the contract changes will not be known for some time, we believe the planned contract change will incorporate additional contract clauses. Based on our assessment of the possible contractual changes, we do not believe there will be a significant impact to earnings, cash flow and/or financial position.

On April 25, 2005 we received a “show cause” letter from the Joint Program Executive Office of the DoD notifying us of their concerns about the progress of the Joint Tactical Radio System (JTRS) Cluster 1 program. A “show cause” letter is a notification that gives the contractor thirty days to address any conditions that may negatively impact execution of a contract and to demonstrate that the contract requirements can still be met. On May 24, 2005 IDS provided a response which addressed the government’s concerns. We are continuing to work with our customer to restructure the JTRS program with an executable go-forward plan. Based on our discussions at this time, no material financial impact is anticipated.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the six months ended June 30, 2005, the venture conducted three successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our total net maximum exposure to loss from Sea Launch at June 30, 2005 totals $131 million. The components of this exposure are as follows:

(Dollars in Millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$495	$198	$297
Partner Loans (Principal and Interest)	413	248	165
Advances to Provide for Future Launches	101		11	$90
Trade Receivable from Sea Launch	233	233
Performance Guarantees	35	1	21	13
Subcontract Termination	28			28
Other Receivables from Sea Launch	35	35

	$1,340	$715	$494	$131

We made no additional capital contributions to the Sea Launch venture during the six months ended June 30, 2005.

Delta

The cost estimates for the Delta II and Delta IV programs are based in part upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs for individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. The Mission Manifest represents management’s best estimate of the launch services market taking into account all known information. Due to the volatility of the government launch market, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and therefore, the financial performance of the Delta programs. The Delta II and IV programs are reported in the L&OS segment.

The USAF lifted the Evolved Expendable Launch Vehicle (EELV) suspension on March 4, 2005. After this action we were awarded a contract to provide infrastructure sustainment related to Delta IV launches. In addition, we are responding to the initial Request for Proposals for the EELV Buy III program. Buy III may ultimately include up to twenty-four launches and additional infrastructure sustainment funding.

Satellites

As is the standard for the commercial satellite industry, contracts are fixed-price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. If the issues continue, they could result in a material charge. These programs are ongoing, and while we believe the cost estimates reflected in the financial statements are adequate and appropriate, the technical complexity of the satellites creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger TFD provisions or other financially significant exposure. Our satellite programs are reported in either the Network Systems or L&OS segments.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch currently scheduled for the third quarter of 2005 for which full insurance coverage was not procured. We estimate that the potential uninsured amount for the launch currently scheduled for the third quarter of 2005 could range between $65 million to $315 million, depending on the nature of the uninsured event.

IDS Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$15,285	$14,579	$7,742	$7,162
% of Total Company Revenues	55%	56%	52%	55%
Operating Earnings	$1,663	$1,434	$816	$696
Operating Margins	10.9%	9.8%	10.5%	9.7%

			June 30 2005	December 31 2004
Contractual Backlog			$41,004	$39,151

Revenues

For the six months ended June 30, 2005 revenues grew 5% compared to the same period in 2004 with increased revenue throughout all four segments. Network Systems had increased volume in FCS, 737 Airborne Early Warning and Control (AEW&C), MMA, and military satellite programs generating increased revenues of $948 million, partially offset by decreased volume in Proprietary, Homeland Security and Services, and Ground-based Midcourse Defense (GMD) of $473 million. A&WS revenues grew slightly between the two periods with increased deliveries on C-17, C-40, T-45, and Apache due to timing and higher F/A-18, F/A-22, and Apache development/support volume of $435 million, partially offset by decreased deliveries on F/A-18 and JDAM coupled with lower volume on V-22 and the Comanche termination of $351 million. Support Systems had increased volume in the Support programs (including C-17, C-130 and Special Operation Forces) of $199 million, partially offset by decreased activity in Maintenance, Modification & Upgrade, Training and Support Systems, and Supply Chain Services of $168 million. L&OS had increased launch and satellite deliveries and milestone completions coupled with Return to Flight activity on NASA programs generating increased revenues of $287 million, partially offset by a favorable TFC settlement on a commercial satellite program in 2004 and decreased NASA development volume in 2005 of $234 million. For the three months ended June 30, 2005 IDS revenues increased 8% compared to the same period in 2004 with increased revenue throughout all four segments, primarily from the same programs discussed above. A&WS had a slightly different product mix with additional C-17, C-40, T-45, F-15, and JDAM deliveries offset by fewer F/A-18 deliveries due to timing.

Operating Earnings

For the six months ended June 30, 2005 earnings grew 16% compared to the same period in 2004 generating a solid 10.9% margin for the first half of 2005. Network Systems decrease is due to the same program volume/mix stated above generating earnings of $41 million and improved performance on a military satellite program, Airborne Laser (ABL), National Industry Team, Patriot Advanced Capability-3 (PAC-3), and FCS of $53 million, offset by revised cost and fee estimates on Proprietary and 737 AEW&C in 2005 and performance improvement on a Homeland Security & Services program in 2004 of $115 million. A&WS had another outstanding first half with margins over 14% but did have decreased earnings from 2004 primarily caused by higher performance improvements from contract closeout activity in 2004 of $77 million, offset by lower Tanker CSR&D activity of $46 million and lower earnings related to contract mix of $24 million in 2005. Support Systems also generated solid double digit margins of 14.8% with increased earnings from the revenue volume/mix stated above of $10 million as well as performance improvements in Supply Chain Services, Training & Support Systems, and Engineering Logistics Support of $53 million. L&OS earnings improvement was driven primarily by the $25 million gain from the sale of EDD (excluding the impact of pension curtailment reported in the Other segment), $47 million higher contract values and mission manifest schedule changes for Delta IV launch contracts, decreased Delta IV heavy demo CSR&D, and International Space Station performance in 2005 compared to launch and satellite performance issues and satellite inventory write-downs in 2004. For the three months ended June 30, 2005, IDS earnings increased 17% compared to the same period in 2004 generating a solid 10.5% margin for the quarter primarily driven from the same program volume and performance changes discussed above.

Divestitures

On February 28, 2005 we completed the stock sale of EDD to L-3 Communications. EDD was a separate legal entity wholly-owned by us. The corresponding net assets of the entity were $46 million and a gain of $25 million was recorded in the L&OS segment of IDS from the sale of the net assets. In addition, there was a related pre-tax loss of $68 million recorded in the Condensed Consolidated Statement of Operations in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlement.

On February 22, 2005, we announced the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business for cash proceeds of approximately $700 million to United Technologies Corporation under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. The assets and liabilities as of June 30, 2005 that were subject to the transaction were $221 million and $35 million. See breakout below for major classes of assets and liabilities. The Federal Trade Commission (FTC) requested additional information with respect to the sale in March 2005, and the transaction was under review as of June 30, 2005. Accordingly these assets were classified as held for use as of March 31, 2005 and June 30, 2005. On July 26, 2005, the FTC cleared the transaction, and the sale is now expected to close in August 2005. We expect to record a net pre-tax gain of approximately $575 million, predominantly in the L&OS segment, from the sale of the net assets in the third quarter of 2005. In addition, we expect to record a related pre-tax loss of $218 million for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 as Accounting differences/eliminations.

Assets		Liabilities

(Dollars in millions)		(Dollars in millions)
Accounts receivable	$48	Payables and accruals	$6
Inventory	70	Employment and other	17
Property, Plant and Equipment	99	Environmental	12
Other	4

	$221		$35

Backlog

For the six months ended June 30, 2005 contractual backlog increased almost 5% primarily due to incremental funding received on F-15 Korea, C-17 multi-year, and FCS programs. In addition, orders in Proprietary, Supply Chain Services, and various other programs helped contribute to the total contractual backlog increase of $1.9 billion, partially offset by sales throughout the segments.

Unobligated backlog decreased $6.2 billion primarily due to the incremental funding released on the programs mentioned above.

Network Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$5,637	$5,100	$2,759	$2,668
% of Total Company Revenues	20%	20%	18%	20%
Operating Earnings	$380	$395	$167	$218
Operating Margins	6.7%	7.7%	6.1%	8.2%

			June 30 2005	December 31 2004
Contractual Backlog			$9,459	$10,190

Revenues

For the six months ended June 30, 2005 revenues grew 11% compared to the same period in 2004 driven primarily by volume on FCS, 737 AEW&C, MMA, and military satellite programs, partially offset by decreased activity in Proprietary, Homeland Security and Services, and GMD. For the three months ended June 30, 2005 revenues grew 3% compared to the same period in 2004 from the same program volume/mix mentioned above.

Operating Earnings

For the six months ended June 30, 2005 earnings decreased 4% compared to the same period in 2004 from the program volume/mix mentioned above as well as improved performance on a military satellite program, ABL, National Industry Team, PAC-3, and FCS, offset by revised cost and fee estimates on Proprietary and 737 AEW&C in 2005 and performance improvements on a Homeland Security & Services program in 2004. For the three months ended June 30, 2005 earnings decreased 23% compared to the same period in 2004 due to the revised cost and fee estimates on Proprietary and 737 AEW&C partially offset by the increased revenue volume mentioned above and improved performance on ABL, National Industry Team, FCS, and PAC-3 in 2005.

Backlog

For the six months ended June 30, 2005, contractual backlog decreased 7% primarily due to Proprietary orders and incremental funding received on the FCS program offset by sales throughout the segment.

Aircraft and Weapons Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$5,771	$5,693	$3,078	$2,672
% of Total Company Revenues	21%	22%	20%	20%
Operating Earnings	$811	$862	$441	$386
Operating Margins	14.1%	15.1%	14.3%	14.4%

			June 30 2005	December 31 2004
Contractual Backlog			$20,609	$18,256

Revenues

For the six months ended June 30, 2005 revenues increased slightly between the two periods with increased deliveries on C-17, C-40, T-45, and Apache due to timing and higher volume on F/A-18, F/A-22, and Apache development/support offset by decreased deliveries on F/A-18 and JDAM, lower volume on V-22, and the TFC of the Comanche program in the first quarter of 2004. For the three months ended June 30, 2005 revenues increased 15% compared to the same period in 2004 due to increased deliveries on C-17, F-15, C-40, T-45, and JDAM due to timing and higher Apache development/support volume partially offset by decreased deliveries on F/A-18 and lower volume on F/A-22, V-22, and the Comanche termination.

Deliveries of units for principal production programs (new build aircraft only) were as follows:

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
C-17 Globemaster	9	8	5	3
F/A-18E/F Super Hornet	21	25	11	12
T-45TS Goshawk	5	4	3	2
F-15E Eagle	2	2	2	1
CH-47 Chinook	0	0	0	0
C-40A Clipper	2	0	1	0
AH-64 Apache	5	0	0	0

Operating Earnings

For the six months ended June 30, 2005 earnings decreased 6% compared to the same period in 2004 primarily driven by the performance improvements from contract closeout activity taken in 2004 and the contract mix in 2005, partially offset by decreased Tanker CSR&D design activity in 2005. Both periods benefited from solid performance from the production programs as well as ongoing lean and cost reduction initiatives throughout the business generating 14% margins. For the three months ended June 30, 2005 earnings increased 14% with the revenue growth mentioned above and decreased Tanker CSR&D design activity.

Backlog

For the six months ended June 30, 2005 contractual backlog increased almost 13% primarily driven by incremental funding received for F-15 Korea and C-17 multi-year programs in addition to orders for JDAM, Chinook, and V-22, partially offset by deliveries and sales throughout the segment.

Support Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$2,353	$2,306	$1,183	$1,150
% of Total Company Revenues	8%	9%	8%	9%
Operating Earnings	$348	$290	$179	$142
Operating Margins	14.8%	12.6%	15.1%	12.3%

			June 30 2005	December 31 2004
Contractual Backlog			$6,845	$6,505

Revenues

For the six months ended June 30, 2005 revenues increased 2% due to increased volume in the Support programs (including the C-17, C-130 and Special Operations Forces), partially offset by reduced volume in Maintenance, Modification & Upgrades (KC-10 and KC-135 programs), Training and Support Systems (Fixed Wing program), and Supply Chain Services. For the three months ended June 30, 2005 revenues increased 3% primarily due to the same program volume/mix mentioned above.

Operating Earnings

For the six months ended June 30, 2005 Support Systems earnings increased 20%, reflective of strong performance from Supply Chain Services, Training and Support Systems and Engineering Logistics Support and sustained performance throughout the other businesses in this segment as well as the increased volume mentioned above. For the three months ended June 30, 2005 Support Systems earnings increased 26% driven by the same revenue volume/mix and performance discussed above.

Backlog

For the six months ended June 30, 2005 contractual backlog increased 5% primarily due to orders in Supply Chain Services partially offset by sales throughout the segment.

Launch & Orbital Systems

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$1,524	$1,480	$722	$672
% of Total Company Revenues	5%	6%	5%	5%
Operating Earnings	$124	$(113)	$29	$(50)
Operating Margins	8.1%	(7.6)%	4.0%	(7.4)%

			June 30 2005	December 31 2004
Contractual Backlog			$4,091	$4,200

Revenues

For the six months ended June 30, 2005 revenues increased 3% when compared to the same period in 2004 driven by increased launch and satellite deliveries and milestone completions coupled with Return to Flight activity on NASA programs partially offset by decreased NASA development volume and a favorable TFC settlement on a commercial satellite program in the first quarter of 2004. For the three months ended June 30, 2005 revenues increased 7% compared to the same period in 2004 primarily due to increased satellite deliveries and milestone completions offset by lower launch activity.

Deliveries of production units were as follows:

	Six months ended June 30		Three months ended June 30
	2005	2004	2005	2004
Delta II	2	1	1	1
Delta IV	0	0	0	0
Commercial/Civil Satellites	3	2	2	1

Operating Earnings

For the six months ended June 30, 2005 the L&OS segment returned to profitability driven by the gain on the sale of EDD, higher contract values and mission manifest schedule changes for Delta IV launch contracts, improved satellite program performance, International Space Station performance in 2005, and decreased CSR&D activity on Delta IV (Delta IV successfully conducted a Heavy Demo launch at the end of 2004). Earnings were negatively impacted in the same period in 2004 by cost growth and inventory write-downs in the satellite business and by a lower Delta IV mission manifest which resulted in higher cost estimates to complete the launches. For the three months ended June 30, 2005 earnings increased compared to the same period in 2004 primarily due to improved performance in the satellite business.

We are a 50/50 partner with Lockheed Martin Corporation (Lockheed) in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus type contracts. Our proportionate share of joint venture earnings is recognized as income. Included in the L&OS operating earnings for the three months ended June 30, 2005 were $25 million compared to $17 million for the same period in 2004. For the six months ended June 30, 2005, earnings were $37 million compared to $27 million for the same period in 2004.

We also have entered into an agreement with Lockheed to create a 50/50 joint venture named United Launch Alliance (ULA), which will be accounted for as an equity investment. ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. This venture solidifies our position in the government expendable launch system market for the foreseeable future. Closing is contingent upon approval by governmental agencies, which is expected to occur later in 2005. ULA will be reported in the L&OS segment of IDS. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position.

Backlog

For the six months ended June 30, 2005 contractual backlog decreased 3% due to satellite and expendable launch systems sales volume offsetting incremental funding and new orders.

BOEING CAPITAL CORPORATION

Business Environment and Trends

For the commercial aircraft market, BCC facilitates, arranges, structures and provides selective financing solutions to our Commercial Airplanes segment customers. For the defense and space markets, BCC primarily arranges and structures financing solutions for our IDS segment government customers.

On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its former Commercial Financial Services (CFS) business which was primarily engaged in providing lease and loan financing to a broad range of commercial and industrial customers.

Refer to our discussion of the airline industry environment in the Commercial Airplanes – Business Environments and Trends. Future profitability is impacted by continued competitive fare pricing or a lack of improvement in yields.

Future airline profitability may lead to an increase in demand for new and used aircraft resulting in overall increase in values and lease rates for the aircraft in BCC’s portfolio.

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.4% of the current world fleet) continue to be parked, including both in production and out of production types of aircraft, of which over 50% are not expected to return to service.

At June 30, 2005, BCC’s portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease totaling $9.4 billion, which was primarily commercial aircraft. While worldwide traffic levels are well above traffic levels carried by the airlines in 2000, the effects of declining yields and higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that, while lease rates for aircraft are increasing, values for the various aircraft types serving as collateral in BCC’s portfolio generally have not increased. Aircraft valuations could decline materially if significant numbers of aircraft, particularly types with relatively few operators, are idled. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels.

On January 12, 2005, Commercial Airplanes decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. At June 30, 2005, $2.5 billion of BCC’s portfolio was collateralized by 717 aircraft. During the six months ended June 30, 2005, BCC provided $15 million in valuation reserves due to a decrease in collateral value of the 717 aircraft. During the six months ended June 30, 2005, the Other segment also provided an additional $24 million in valuation reserves due to a decrease in the collateral value of the 717 aircraft. Should the 717 aircraft suffer an additional decline in utility and market acceptance, such impacts could result in a potential material adverse effect on its earnings, cash flows and/or financial position.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of June 30, 2005. These bankruptcies or restructurings could have a material adverse effect on BCC’s earnings, cash flows and/or financial position.

At June 30, 2005 and December 31, 2004, United Air Lines, Inc. (United) accounted for $1.1 billion (11.8% and 11.7%) of BCC’s total portfolio. At June 30, 2005, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At June 30, 2005, United was BCC’s second largest customer based on portfolio carrying value. United continues to operate under Chapter 11 bankruptcy protection. On June 28, 2004, United’s application to obtain federal loan guarantees was denied by the Airline Transportation Stabilization Board, which also withdrew United’s eligibility to reapply. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through December 31, 2005. United is continuing to pursue alternative financing through private investors. At June 30, 2005, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC’s aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by BCC are expected to remain in service upon United’s emergence from Chapter 11 bankruptcy protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its right under Chapter 11 bankruptcy protection to return the aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested BCC restructure its financing terms further as part of its ongoing efforts to emerge from bankruptcy. BCC is currently evaluating the request from United.

At June 30, 2005 and December 31, 2004, ATA Holdings Corp. (ATA) accounted for $496 million and $705 million (5.3% and 7.3%) of BCC’s total portfolio. At June 30, 2005, the ATA portfolio consisted of 12 operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved the assumption of 11 757 aircraft leases. By mutual agreement between ATA and BCC, one 757 aircraft lease was terminated to accommodate BCC’s timely leasing of that aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth BCC’s potential deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claims for the 7 757 aircraft and the one rejected 757 aircraft to be returned to BCC. In February 2005, following completion of certain conditions, BCC reclassified the 12 757 aircraft finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200 million to the fair value of the underlying leased assets, which was recorded as a reduction of the allowance for losses on receivables of $119 million recognized at BCC and $81 million recognized at the Other segment. This transaction had no impact to earnings. With regard to eight of the twelve aircraft, we have entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. The timing of the aircraft returns should enable BCC to meet the delivery dates committed to Continental as part of the agreement.

At June 30, 2005 and December 31, 2004, Viacao Aerea Rio-Grandense (VARIG) accounted for $327 million and $400 million (3.5% and 4.1%) of BCC’s total portfolio. On June 17, 2005, VARIG filed request for reorganization which was granted on June 22, 2005 by Brazilian courts. Under the laws of Brazil, VARIG has 60 days from July 13, 2005, the date the court order was published in the official gazette, to present a reorganization plan. As of June 18, 2005, VARIG has resumed making rent and maintenance reserve payments (however, not past due obligation payments). We exercised early lease termination rights and took possession of two MD-11 aircraft in April 2005 in the amount of $73 million. The aircraft were subsequently sold to another customer. At June 30, 2005, the VARIG portfolio consisted of two 737 aircraft and seven MD-11 aircraft. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings, some of which are ongoing. BCC does not expect the VARIG transactions, including the impact of any future restructurings, to have a material adverse effect on its earnings, cash flows and/or financial position.

Summary Financial Information

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$501	$480	$264	$229
% Of Total Company Revenues	1.8%	1.8%	1.8%	1.7%
Operating Earnings	$156	$88	$112	$15
Operating Margins	31.1%	18.3%	42.4%	6.6%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains/losses on disposals of investments and gains/losses on revaluation of derivatives.

For the six months ended June 30, 2005 revenues increased compared with the same period in 2004 primarily due to $26 million gain on disposal of four aircraft and one ferry which was part of the CFS portfolio in the first six months of 2005 compared with a $19 million net gain on sale on a partial sale of a note receivable in the first six months 2004. These types of gains are intermittent in nature and depend in part on the market conditions at the time of the disposal and BCC’s decision to sell or re-lease when aircraft are returned. There can be no assurance that BCC will recognize such gains in the future. Additionally, certain leases were reclassified from finance leases to operating leases, resulting in increased operating lease income.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in operating earnings during the six months ended June 30, 2005, was principally driven by a recovery of $32 million in the provision for losses compared to an additional provision of $9 million in the prior year. Additionally, BCC recognized lower asset impairment expense offset by increased depreciation expense and continued lower new business volume.

As summarized in the following table, during the six and three months ended June 30, 2005, we recognized pre-tax expenses of $25 million and $12 million in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values. Of these amounts, BCC recognized income of $21 million and $34 million for the six and three months ended June 30, 2005. For the same periods in 2004, we recognized pre-tax expenses of $99 million, of which $54 million related to BCC, and $36 million, all of which related to BCC.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Six months ended June 30, 2005
Provision for losses	$(32)	$46	$14
Asset impairment expense related to customer financing	9		9
Other charges	2		2

	$(21)	$46	$25

Six months ended June 30, 2004
Provision for losses	$9	$34	$43
Asset impairment expense related to customer financing	16		16
Other charges	29	11	40

	$54	$45	$99

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Three months ended June 30, 2005
Provision for losses	$(36)	$46	$10
Asset impairment expense related to customer financing	2		2

	$(34)	$46	$12

Three months ended June 30, 2004
Provision for losses	$4		$4
Asset impairment expense related to customer financing	3		3
Other charges	29		29

	$36		$36

During the six and three months ended June 30, 2005, BCC recorded a recovery to reduce the provision for losses by $32 million and $36 million, which primarily consisted of a net benefit of $26 million as a result of Hawaiian’s emergence from bankruptcy (offset by a decline in the collateral value of the 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes and a provision of $10 million from normal portfolio run-off and other charges. During the six and three months ended June 30, 2004, BCC recorded a provision for losses of $9 million and $4 million to provide for the effect of declines in value of collateral for notes and finance lease receivables. During the six and three months ended June 30, 2005, the Other segment recorded a provision for losses of $46 million primarily due to a decrease in the collateral value of the 717. During the six and three months ended June 30, 2004, the Other segment recorded a provision for losses of $34 million due to deteriorated airline credit ratings and depressed aircraft values.

During the six and three months ended June 30, 2005, BCC recognized customer financing-related asset impairment charges of $9 million and $2 million as a result of declines in market values and projected future rents for aircraft and equipment. During the six months ended June 30, 2005, BCC also recognized a charge of $2 million to record its investment in Enhanced Equipment Trust Certificates (EETC) at their fair values. During the six months ended June 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $45 million. This was primarily comprised of $16 million related to aircraft and equipment under operating lease and held for sale or re-lease and $29 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the three months ended June 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $32 million. This was primarily comprised of $3 million related to aircraft and equipment under operating lease and held for sale or re-lease and $29 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the six and three months ended June 30, 2005. However, the Other segment recognized charges of $11 million during the six months ended June 30, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

	June 30 2005	December 31 2004
Portfolio	$9,395	$9,680
% of Total Receivables in Valuation Allowance	1.9%	4.2%
Debt	$6,604	$7,024
Debt-to-Equity Ratio	4.9-to-1	5.0-to-1

BCC’s portfolio at June 30, 2005 decreased from December 31, 2004 due to a reduction in new business volume in 2005 and the impact of restructuring certain ATA finance leases to operating leases resulting in a $200 million write-down to fair value. At June 30, 2005 and December 31, 2004, BCC had $118 million and $37 million of assets that were held for sale or re-lease, which, as of June 30, 2005, included $57 million of assets reclassified from assets of discontinued operations which are all performing assets. Of the remaining $61 million and $37 million of assets held for sale or re-lease at June 30, 2005 and December 31, 2004, $3 million and $25 million were identified with firm contracts to be placed on lease. Additionally, leases with a carrying value of approximately $796 million are scheduled to terminate in the next twelve months. The related aircraft will be remarketed, of which $334 million were identified with firm contracts in place at June 30, 2005 to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively affect BCC’s earnings, cash flows and/or financial position.

OTHER

Other segment losses were $177 million and $105 million for the six and three months ended June 30, 2005 as compared to losses of $228 million and $124 million for the six and three months ended June 30, 2004. Major factors contributing to the decrease in losses for the Other segment are described below.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 million and related capital commitment obligations for a purchase price of $24 million. As a result of our decision to dispose of these assets, the investments were classified as held for sale. Therefore, during the six months ended June 30, 2005, we recorded an asset impairment charge of $42 million as a result of this agreement, which is included in Other income, net on the Condensed Consolidated Statements of Operations. We have closed the sale on investments of $10 million during the three months ended June 30, 2005 and expect the final closings to be consummated during the third quarter of 2005.

During 2003, we delivered four 767 aircraft to a joint venture named TRM and one 767 aircraft in 2004. TRM was established in the second quarter of 2003 in order to provide financing and arrange for a total of five 767 aircraft to be leased to Japan Airlines. The leases were accounted for as operating leases each with a term of seven years. We provided financing of approximately $42 million related to the five aircraft, which in combination with an expense sharing arrangement with TRM, caused us to retain substantial risk of ownership in the aircraft. As a result, we were recognizing rental income over the term of the lease. As of December 31, 2004, the present value of the remaining deferred lease income was $379 million, discounted at a rate of 5.0%.

During April 2005, we received full repayment for the financing arrangement from TRM. Additionally, we signed an agreement to eliminate any ongoing obligations for TRM’s expenses after April 28, 2005. As a result, during the six and three months ended June 30, 2005, we were able to recognize the remaining deferred lease income of $369 million and repayment for the financing arrangement of $42 million as Revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 million in our Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2005.

As a result of deteriorated airline credit ratings and depressed aircraft values, we recorded loss provisions of $46 million and $34 million during the six months ended June 30, 2005 and 2004, respectively. The increased losses related to valuation allowances was offset by an $11 million charge during the six months ended June 30, 2004, which was related to a decline in lease rates on certain aircraft.

Share-based compensation expense increased by $163 million in the six months and $37 million in the three months ended June 30, 2005 compared to the same periods one year earlier. The increases reflect the vesting of performance shares and acceleration of expense for retirement eligible employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. This Standard changes our method of measuring and recognizing compensation expense for our Performance Shares and requires a forfeiture assumption for our unvested awards.

For Performance Shares awarded in 2005 and forward, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. As a result, total compensation for the 2005 Performance Share awards will be reduced by approximately $265 million using the Monte Carlo simulation model instead of the grant date market price. However, using the Monte Carlo simulation model results in accelerated recognition of compensation expense since each stock price threshold is treated as a separate grant. The increase in compensation expense due to the change in valuation method was immaterial for the six months ended June 30, 2005. As of June 30, 2005, there was $786 million, $359 million and $9 million of total unrecognized compensation cost related to Performance Shares, ShareValue Trust and Stock Options which is expected to be recognized over a period of 3.5, 5.0 and 2.7 years, respectively.

With the adoption of SFAS No. 123R, we recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. For the six months ended June 30, 2005, the amount of cumulative effect of accounting change for share forfeitures was $21 million, net of taxes of $12 million; and the net effect on basic and diluted earnings per share was $0.02 and $0.03, respectively.

As of June 30, 2005, we have investments of approximately $3.0 billion. On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

In July 2005, the Emerging Issues Task Force (EITF) issued Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This EITF provides guidance as to when a general partner, or the general partners as a group, control a limited partnership or similar entity when the limited partners have certain rights. EITF No. 04-5 is effective as of June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. EITF No. 04-5 is effective as of January 1, 2006 for all other limited partnerships. We are currently evaluating the impact of EITF No. 04-5 on our financial statements.

In July 2005, FSP No. APB 18-1, Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This FSP provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income upon a loss of significant influence. FSP No. APB 18-1 is effective as of October 1, 2005. We are currently evaluating the impact of FSP No. APB 18-1 on our financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the condensed consolidated financial statements, for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2004, and our Quarterly Report on Form 10-Q for the period ending March 31, 2005 we reported that Lockheed Martin Corporation (Lockheed) filed a federal lawsuit in the United States District Court for the Middle District of Florida against us, McDonnell Douglas Corporation, Boeing Launch Services and three individual former employees alleging wrongdoing relating to the possession of Lockheed’s information during the Evolved Expendable Launch Vehicle (EELV) Program source selection in 1998. The lawsuit includes some 29 causes of action, seeks injunctive relief, compensatory damages in excess of $2 billion and treble and punitive damages. In August 2004 we filed counterclaims against Lockheed seeking compensatory and punitive damages.

On May 5, 2005, we entered into a Joint Venture Agreement with Lockheed to provide launch services to the U.S. Government. Pursuant to the terms of the Joint Venture Agreement and court order, the civil lawsuit has been stayed pending closing of the transaction, whereupon the parties have agreed to immediately dismiss all claims against each other. If the transaction does not close or if the Joint Venture Agreement is terminated according to its terms before April 1, 2006, either party may reinstate its claims against the other.

Separately, on March 4, 2005, the U. S. Air Force lifted the suspension from government contracting of our space launch services business. The same circumstances remain under investigation by the U. S. Attorney in Los Angeles and the Department of Justice for possible criminal and civil penalties. Under the terms of the Interim Administrative Agreement between us and the Air Force (the Agreement), the Air Force can reinstate the suspension if we are indicted or convicted in connection with the EELV matter, or if material new evidence is discovered. The Agreement requires periodic reporting to the Air Force and also provides for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement.

In our Annual Report on Form 10-K for the period ended December 31, 2004, and in our Quarterly Report on Form 10-Q filed for the period ending March 31, 2005, we described two virtually identical shareholder derivative lawsuits filed in Cook County Circuit Court, Illinois in September 2003, against us as nominal defendant and against each then current member of our Board of Directors. The plaintiffs allege that the directors breached their fiduciary duties in failing to put in place adequate internal controls and means of supervision to prevent the EELV incident described above, the July 2003 charge against earnings, and various other events that have been cited in the press during 2003. The Court is currently considering a Motion to Dismiss filed jointly by the individual Board member defendants and us.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff has filed a motion with the U.S. Court of Appeals for the Second Circuit for en banc hearing, which we opposed, and is pending.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
4/01/05 thru 4/30/05	101,254	$57.67	100,000	20,556,644
5/01/05 thru 5/31/05	4,822,974	$61.20	4,820,400	15,736,244
6/01/05 thru 6/30/05	5,352,656	$64.48	5,351,200	50,385,044
TOTAL	10,276,884	$62.87	10,271,600	50,385,044

(1)	We repurchased an aggregate of 10,271,600 shares of our common stock in the open market pursuant to our repurchase program that we publicly announced on May 3, 2004 (the Program) and an aggregate of 5,284 shares of our common stock in stock swap transactions outside of the Program.

(2)	Previously, our Board of Directors approved the repurchase of up to an aggregate of 85 million shares of our common stock pursuant to the Program. On June 27, 2005, our Board of Directors authorized a new share repurchase program for up to 40 million additional shares. Unless terminated earlier by resolution of our Board of Directors, our repurchasing programs will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on May 2, 2005.

(b)	In an uncontested election, four nominees of the Board of Directors were elected for three-year terms expiring on the date of the annual meeting in 2008. The votes were as follows:

	For	Withheld
Kenneth M. Duberstein	507,660,962	203,820,168
Lewis E. Platt	509,606,344	201,874,786
Mike S. Zafirovski	666,800,100	44,681,030
W. James McNerney, Jr.	525,397,957	186,083,173

The terms of the following directors continued after the annual meeting:

John H. Biggs	Richard D. Nanula
John E. Bryson	Rozanne L. Ridgway
Linda Z. Cook	John M. Shalikashvili
John F. McDonnell

(c)	The results of voting on Proposals 2 through 9 (as numbered in the 2005 Proxy Statement) were as follows:

2.	Advisory vote on the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005:

Number of Votes
For	684,246,341
Against	15,319,560
Abstain	11,915,229
Broker non-votes	-0-

3.	Shareholder proposal on human rights:

Number of Votes
For	113,400,605
Against	420,973,999
Abstain	75,454,665
Broker non-votes	101,651,860

4.	Shareholder proposal on military contracts:

Number of Votes
For	41,688,237
Against	500,322,574
Abstain	67,818,459
Broker non-votes	101,651,860

5.	Shareholder proposal on disclosure of political contributions:

Number of Votes
For	58,192,974
Against	485,810,312
Abstain	65,825,983
Broker non-votes	101,651,860

6.	Shareholder proposal on declassification of the board of directors:

Number of Votes
For	404,192,558
Against	190,352,469
Abstain	15,284,243
Broker non-votes	101,651,860

7.	Shareholder proposal on simple majority vote:

Number of Votes
For	399,055,893
Against	196,010,560
Abstain	14,762,817
Broker non-votes	101,651,860

8.	Shareholder proposal on majority vote shareholder committee:

Number of Votes
For	182,455,661
Against	412,066,732
Abstain	15,306,876
Broker non-votes	101,651,860

9.	Shareholder proposal on independent board chairman:

Number of Votes
For	158,080,266
Against	437,183,834
Abstain	14,565,170
Broker non-votes	101,651,860

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(10)	Material Contracts

(i)	Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005.

(ii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005.

(iii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005.

(iv)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information. Filed herewith.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 27, 2005	/s/ Harry S. McGee III
(Date)	Harry S. McGee III Vice President Finance & Corporate Controller (Chief Accounting Officer)