Form 10-Q
period 2005-09-30
BOEING CO
filed 2005-10-26
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 21, 2005, there were 807,265,333 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 39 million outstanding shares held by the ShareValue Trust which are not eligible to vote and not included in earnings per share calculations.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Sales of products	$33,519	$32,598	$10,334	$10,920
Sales of services	7,122	6,545	2,295	2,232

Total revenues	40,641	39,143	12,629	13,152

Cost of products	(27,723)	(27,260)	(8,706)	(9,305)
Cost of services	(6,050)	(5,490)	(1,987)	(1,859)
Boeing Capital Corporation interest expense	(266)	(262)	(87)	(89)

Total costs and expenses	(34,039)	(33,012)	(10,780)	(11,253)

	6,602	6,131	1,849	1,899
Income from operating investments, net	68	67	24	27
General and administrative expense	(3,289)	(2,758)	(1,172)	(947)
Research and development expense	(1,604)	(1,465)	(521)	(469)
Gain on dispositions, net	491	7	583	1
Goodwill impairment		(3)

Earnings from continuing operations	2,268	1,979	763	511
Other income, net	184	242	119	17
Interest and debt expense	(241)	(252)	(70)	(83)

Earnings before income taxes	2,211	1,969	812	445
Income tax (expense)/benefit	(113)	(331)	201	(7)

Net earnings from continuing operations	2,098	1,638	1,013	438
Cumulative effect of accounting change, net of taxes	21
Income (loss) from discontinued operations, net of taxes		15		(1)
Net gain (loss) on disposal of discontinued operations, net of taxes	(7)	33	(2)	19

Net earnings	$2,112	$1,686	$1,011	$456

Basic earnings per share from continuing operations	$2.65	$2.03	$1.28	$0.54
Cumulative effect of accounting change, net of taxes	0.03
Income from discontinued operations, net of taxes		0.02
Net gain (loss) on disposal of discontinued operations, net of taxes	(0.01)	0.04		0.02

Basic earnings per share	$2.67	$2.09	$1.28	$0.56

Diluted earnings per share from continuing operations	$2.60	$2.01	$1.26	$0.54
Cumulative effect of accounting change, net of taxes	0.03
Income from discontinued operations, net of taxes		0.02
Net gain (loss) on disposal of discontinued operations, net of taxes	(0.01)	0.04		0.02

Diluted earnings per share	$2.62	$2.07	$1.26	$0.56

Cash dividends paid per share	$0.75	$0.57	$0.25	$0.20

Weighted average diluted shares (millions)	806.4	813.3	802.8	814.8

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	September 30 2005	December 31 2004
Assets
Cash and cash equivalents	$4,547	$3,204
Short-term investments	527	319
Accounts receivable, net	4,997	4,653
Current portion of customer financing, net	454	616
Deferred income taxes	1,757	1,991
Inventories, net of advances and progress billings	6,877	6,508
Assets of discontinued operations		70

Total current assets	19,159	17,361
Customer financing, net	9,757	10,385
Property, plant and equipment (net of accumulated depreciation of $11,462 and $12,962)	8,268	8,443
Goodwill	1,903	1,948
Other acquired intangibles, net	908	955
Prepaid pension expense	13,687	12,588
Deferred income taxes	335	154
Investments	2,856	3,050
Other assets	1,445	1,340

	$58,318	$56,224

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$16,912	$14,869
Advances and billings in excess of related costs	7,869	6,384
Income taxes payable	609	522
Short-term debt and current portion of long-term debt	726	1,321

Total current liabilities	26,116	23,096
Deferred income taxes	367	1,090
Accrued retiree health care	5,970	5,959
Accrued pension plan liability	6,012	3,169
Deferred lease income	294	745
Long-term debt	10,136	10,879
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,011,870,159	5,061	5,059
Additional paid-in capital	3,840	3,420
Treasury shares, at cost – 202,214,232 and 179,686,231	(10,365)	(8,810)
Retained earnings	17,264	15,565
Accumulated other comprehensive loss	(3,713)	(1,925)
ShareValue Trust Shares – 39,452,879 and 38,982,205	(2,664)	(2,023)

Total shareholders’ equity	9,423	11,286

	$58,318	$56,224

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2005	2004
Cash flows – operating activities:
Net earnings	$2,112	$1,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Goodwill Impairment		3
Share-based plans expense	692	449
Depreciation	1,061	934
Amortization of other acquired intangibles	69	72
Amortization of debt discount/premium and issuance costs	19	12
Pension expense	774	214
Investment/asset impairment charges, net	65	78
Customer financing valuation provision	47	36
Net gain (loss) on disposal of discontinued operations	12	(52)
Gain on dispositions, net	(491)	(7)
Other charges and credits, net	92	55
Excess tax benefits from share-based payment arrangements	(46)	(23)
Non-cash adjustments related to discontinued operations		26
Changes in assets and liabilities –
Accounts receivable	(346)	(738)
Inventories, net of advances, progress billings and reserves	(1,050)	914
Accounts payable and other liabilities	1,521	1,360
Advances in excess of related costs	1,501	285
Income taxes receivable, payable and deferred	548	1,149
Deferred lease income	(451)	(1)
Prepaid pension expense	(1,832)	(3,613)
Goodwill	21	(3)
Other acquired intangibles, net	(22)	(1)
Accrued retiree health care	11	166
Customer financing, net	510	(735)
Other	(265)	(129)

Net cash provided by operating activities	$4,552	$2,137

Cash flows – investing activities:
Discontinued operations customer financing, reductions	2	127
Property, plant and equipment additions	(1,074)	(699)
Property, plant and equipment reductions	17	73
Acquisitions, net of cash acquired	(164)	(36)
Proceeds from dispositions of discontinued operations		1,867
Proceeds from dispositions	1,693	182
Contributions to investments	(2,162)	(1,733)
Proceeds from investments	2,094	531

Net cash provided by investing activities	$406	$312

Cash flows – financing activities:
Debt repayments	(1,270)	(2,066)
Stock options exercised, other	274	72
Excess tax benefits from share-based payment arrangements	46	23
Common shares repurchased	(2,045)	(319)
Dividends paid	(620)	(480)

Net cash used by financing activities	$(3,615)	$(2,770)

Net increase in cash and cash equivalents	1,343	(321)

Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$4,547	$4,312

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by The Boeing Company and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2005, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

Certain amounts in prior periods have been reclassified to conform to the current period’s presentation. Our condensed consolidated financial statements and related footnote disclosures reflect the change in classification of the cash flow effects of customer financing transactions, as discussed in Note 18 and the change in classification of inventories to advances and billings in excess of related costs, as discussed in Note 6 and Note 10.

Note 2 – Significant Accounting Policies

Revenue Recognition

Concession Sharing Arrangements

We account for sales concessions given to our customers in consideration of their purchase of products and services as a reduction to revenue (sales concession costs) when the related products and services are delivered. However, when a concession sharing arrangement exists with a supplier, the sales concession costs incurred are partially reimbursed by the supplier in accordance with the agreement. These reimbursements have represented an adjustment to the sales concession costs incurred resulting in an increase to revenue.

Under Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor, reimbursements received by a customer from a vendor are presumed to be a reduction in the price of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. The EITF 02-16 applies to new arrangements or modifications to existing arrangements entered into after December 31, 2002.

We have a concession sharing agreement that was entered into in 1993. Although we are not required to apply EITF 02-16 to that long-term supplier agreement, we have determined that we will adopt the provisions of EITF 02-16 beginning January 1, 2006. There will be no material impact to operating earnings.

Note 3 – Standards Issued and Not Yet Implemented

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires fixed production overhead costs to be allocated to inventory based on normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after

January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and cannot be determined until the event occurs in future periods.

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

In June 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance as to when a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. EITF 04-5 is effective as of June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. EITF 04-5 is effective as of January 1, 2006 for all other limited partnerships. Our adoption of the provisions of EITF 04-5 will not have a material impact on our financial statements.

In July 2005, the FASB issued Staff Position (FSP) No. APB 18-1, Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This FSP provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income upon a loss of significant influence. FSP No. APB 18-1 is effective as of October 1, 2005. Our adoption of the provisions of FSP No. APB 18-1 will not have a material impact on our financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. The Task Force agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. We are currently evaluating the impact of EITF 04-13 on our financial statements.

Note 4 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Weighted average shares outstanding	784.5	801.1	777.2	800.8
Participating securities	8.6	6.5	10.1	7.4

Basic weighted average shares outstanding	793.1	807.6	787.3	808.2
Dilutive potential common shares	13.3	5.7	15.5	6.6

Diluted weighted average shares outstanding	806.4	813.3	802.8	814.8

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Stock options	0.3	11.0	0.1	10.4
Stock units	0.1	0.1
Performance Shares	26.4	28.7	26.4	28.7
ShareValue Trust	34.4	37.9	32.9	37.9

Note 5 – Income Taxes

The effective tax rate of 5.1% for the nine months ended September 30, 2005 differed from the federal statutory rate of 35% due to a settlement with the Internal Revenue Service (IRS) for the years 1998-2001, Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and provision adjustments related to tax filings for 2004 and prior years. The effective income tax rate of 16.8% for the nine months ended September 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, tax benefits from a settlement with the IRS for the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments.

The effective tax rate of (24.8)% for the three months ended September 30, 2005 differed from the federal statutory rate of 35% due to a settlement with the IRS for the years 1998-2001, FSC and ETI exclusion tax benefits, tax credits, state income taxes, and provision adjustments related to tax filings for 2004 and prior years. The effective income tax rate of 1.6% for the three months ended September 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, tax benefits associated with state tax audit settlements, and other provision adjustments.

For the nine months ended September 30, 2005 and 2004, net income tax (payments)/refunds were $416 and $806.

During the nine months ended September 30, 2005, we received federal income tax refunds totaling $655 (of which $128 represents interest). These refunds related to the settlement of federal income tax audits for the 1987-1990 and 1998-2001 tax years.

IRS Audit Overview

During the third quarter of 2005 a settlement was reached with the IRS for the years 1998-2001 and we received a $537 refund (of which $64 represents interest that has been recorded as interest income in the third quarter). This settlement increased net income by $406 in the third quarter of 2005. We have filed protests contesting certain adjustments made by the IRS in that audit and will be discussing these items with the IRS appeals office. IRS examinations have been completed through 2001 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $841 and $1,678 at September 30, 2005 and December 31, 2004, respectively. The decrease is primarily due to a settlement with the IRS for the years 1998-2001. Accruals relate to tax issues for U.S. federal, U.S. state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, deductions associated with employee benefit plans, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $710 at September 30, 2005, and $1,412 at December 31, 2004.

•	The accruals for U.S. state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $100 at September 30, 2005 and $214 at December 31, 2004, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $31 at September 30, 2005 and $52 at December 31, 2004.

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

The European Union filed a complaint with the WTO challenging the transitional provisions of the Act. On September 30, 2005 the WTO ruled that the Act failed to comply with their prior ruling. U.S. Trade Representative Rob Portman has stated the U.S. will appeal the decision. It is not possible to predict what impact this issue will have on future earnings, cash flows and/or financial position pending the final resolution of this matter.

On December 21, 2004, FSP No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, was issued. FSP No. FAS 109-2 provides companies with additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of September 30, 2005, we have not decided on whether and to what extent we might repatriate foreign earnings under the Act. Based on our analysis of the Act, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate earnings between $0 and $250 with respective tax liability of $0 to $13. We expect to be in a position to finalize our assessment by December 31, 2005.

Note 6 – Inventories

Inventories consisted of the following:

	September 30 2005	December 31 2004
Long-term contracts in progress	$14,789	$14,302
Commercial aircraft programs	7,248	6,049
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,302	1,884

	24,339	22,235
Less advances and progress billings	(17,462)	(15,727)

	$6,877	$6,508

As of December 31, 2004, we reclassified performance based payments and payments in excess of inventoriable costs consisting of ($3,044) of long-term contracts in progress and $783 of advances and progress billings from Inventories to Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position. (See Note 10.)

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of September 30, 2005 and December 31, 2004, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of September 30, 2005 and December 31, 2004.

Included in commercial aircraft program inventory and directly related to sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration, to airline customers totaling $1,036 and $665 as of September 30, 2005 and December 31, 2004. These amounts are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was unable to perform and take delivery of the contracted aircraft we believe that we would have the ability to recover amounts paid by retaining amounts secured by advances. However to the extent early issue sales consideration paid to a customer exceeds advances received from a customer they may not be recoverable and would be recognized as a current period expense. As of September 30, 2005 and December 31, 2004, the amount of early issue sales consideration net of advance deposits included in commercial aircraft program inventory amounted to $206 and $123, which related to one financially troubled customer; however, we believe these amounts are fully recoverable as of September 30, 2005.

Deferred production costs represent commercial aircraft programs & integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units. As of September 30, 2005 and December 31, 2004, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 Program. The Delta Program costs are not currently recoverable from existing orders; however, based on the Mission Manifest (estimated quantities and timing of launch missions for existing and anticipated contracts) we believe we will recover these costs. The deferred production costs and unamortized tooling included in Commercial Airplane’s 777 program and Integrated Defense Systems Delta Program inventory are summarized in the following table:

	September 30 2005	December 31 2004
Deferred production costs	$791	$924
Unamortized tooling	$603	$666

As of September 30, 2005 and December 31, 2004, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs and integrated defense programs, except the 777 program and Delta II and IV Programs, was insignificant relative to the programs’ balance-to-go cost estimates.

During the nine months ended September 30, 2005 and the year ended December 31, 2004, Commercial Airplanes purchased $92 and $298 of used aircraft. Used aircraft in inventories totaled $42 and $162 as of September 30, 2005 and December 31, 2004.

When our Commercial Airplane segment is unable to immediately sell used aircraft, it may place the aircraft under operating lease. It may also finance the sale of new or used aircraft with a short-term note receivable. The carrying amount of the commercial airplanes segment used aircraft under operating lease and aircraft sales financed with a note receivable included as a component of Customer Financing totaled $790 and $958 as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005, there were no material additional costs incurred related to the 767 United States Air Force Tanker program.

Note 7 – Divestitures

On February 28, 2005 we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $46 and a net pre-tax gain of $25 was recorded in the Launch and Orbital Systems (L&OS) segment of Integrated Defense Systems (IDS) from the sale of the net assets. In addition, there was a related pre-tax loss of $68 recorded in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlements. (See Note 15 for discussion of our environmental indemnification agreement with L-3.)

On August 2, 2005 we closed the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business to United Technologies Corporation for cash proceeds of approximately $700 under an asset purchase agreement. As defined in the purchase agreement, an additional $63 in cash will be received to settle standard adjustments associated with the closing balance sheet. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. The assets and liabilities at close that were subject to the transaction were $232 and $37, respectively. See breakout below for major classes of assets and liabilities sold. With the sale, we recorded a net pre-tax gain of approximately $582 during the quarter ended September 30, 2005, predominantly in the L&OS segment. In addition, we expect to record a related pre-tax loss of $192 for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 in our Other segment. (See Note 12 for the pension and postretirement effects.)

Assets		Liabilities
Accounts receivable	$59	Payables and accruals	$4
Inventory	73	Employment and Other	21
Property, Plant and Equipment	96	Environmental	12
Other	4

	$232		$37

In addition to the assets and liabilities noted above, this transaction will reduce our prepaid pension expense by $221 and our accrued retiree health care liability by $29 as a result of the pension and other postretirement benefit curtailments and settlements. These amounts are included in the expected losses noted above.

We have agreed to indemnify United Technologies Corporation for certain environmental contamination that existed on or prior to the August 2, 2005 closing date. At this time, we cannot estimate the maximum amount of future payments under this guarantee. (See Note 15 for further discussion of this indemnification).

On February 22, 2005, we announced the sale and on June 16, 2005, we closed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Onex Partners LP (Spirit Aerosystems, Inc. “Spirit”) under an asset purchase agreement. Transaction consideration given to us included cash of approximately $900, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The assets and liabilities as of June 16, 2005 that were subject to the transaction were $1,028 and $97 which includes third quarter purchase price adjustments. See breakout below for major classes of assets and liabilities sold. The consolidated net loss on this sale recorded in second quarter of 2005 and adjusted in third quarter of 2005 was $294, including pension and postretirement impacts. (See Note 12 for the pension and postretirement effects.) We recognized a loss of $110 in the second quarter of 2005 in the Condensed Consolidated Statement of Operations as Gain on dispositions, net, of which $75 was recognized by the Commercial Airplanes segment and $35 was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $184 related to estimated pension and postretirement curtailments and settlement, was recorded in our Other segment in the third quarter of 2005.

Assets		Liabilities
Inventory	$467	Accounts Payable	$51
Property, Plant and Equipment	523	Employment (Vacation and Sick Leave)	44
Other	38	Other	2

	$1,028	Total	$97

Except for $37 in net assets which related to other segments, the above assets and liabilities were part of the Commercial Airplanes segment.

In addition to the assets and liabilities noted above, this transaction reduced our Prepaid pension expense in the amount of approximately $250 and our Accrued retiree health care liability by $66 as a result of the pension and other postretirement benefit curtailments and settlements. These amounts are included in the expected losses noted above.

We have agreed to indemnify Spirit for certain environmental contamination that existed on or prior to the June 16, 2005 closing date. At this time, we cannot estimate the maximum amount of future payments under this guarantee. (See Note 15 for further discussion of this indemnification).

Note 8 – Discontinued Operations – Commercial Financial Services

On May 24, 2004, BCC entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services (CFS) business and the final sale closed on December 27, 2004.

For the nine and three months ended September 30, 2005, our condensed consolidated financial statements reflect the CFS business as discontinued operations with a Net gain (loss) on disposal of discontinued operations of ($12) (($7) net of taxes) and ($5) (($2) net of taxes). For the nine and three months ended September 30, 2004, the Income/(loss) from discontinued operations of $23 ($15 net of taxes) and ($2) (($1) net of taxes). For the same periods of 2004, the Net gain (loss) on disposal of discontinued operations was $52 ($33 net of taxes) and $31 ($19 net of taxes).

Part of the purchase and sale agreement with GECC, includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between BCC and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, BCC is liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, BCC will be liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. These provisions effectively limit BCC’s exposure to any losses outlined above at $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to BCC in an amount equal to 80% of such cumulative net gain. Gains and losses on the portfolio are to be measured on a cumulative basis over the remaining life of the portfolio assets. The amount of the gain or loss on any particular portfolio asset is the difference between the fair market value of the equipment asset securing the portfolio asset and the carrying value of the portfolio asset. BCC has the right in certain circumstances to participate in a refinancing or other redeployment of a portfolio asset for the purpose of minimizing any loss on such asset. BCC has provided a liability of $93 for its estimated losses under this loss sharing arrangement as follows:

Reserve for loss sharing arrangement
Balance at December 31, 2004	$90
Increase in reserve	25
Payments made to GECC	(22)

Balance at September 30, 2005	$93

During the nine months ended September 30, 2005, BCC recorded a charge of $25 ($16 net of tax) associated with its exposure to GECC under the loss sharing arrangement. In addition, due to revisions in our estimate of sales and use tax, we reduced our accrued liabilities by $9 ($6 net of tax). During the nine months ended September 30, 2005, BCC also recorded a net gain on the sale of certain assets of its former CFS business of $4 ($3 net of tax).

Note 9 – Investments

Joint ventures and other investments

As of September 30, 2005 and December 31, 2004, Investments included $89 and $67 primarily attributable to investments in joint ventures. Investments also included non-marketable securities of $19 and $73 at September 30, 2005 and December 31, 2004.

On May 5, 2005, we entered into an agreement with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally which is expected to occur in the fourth quarter of 2005. On August 9, 2005, the European Commission determined that ULA was compatible with European Union merger control regulation. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. ULA will be reported in the L&OS segment of IDS. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 with related capital commitment obligations of $76 for a purchase price of $24. During the nine months ended September 30, 2005, we recorded an asset impairment charge of $41 as a result of this agreement, which is included in Other income, net on the Condensed Consolidated Statements of Operations. We have closed the sale on investments of $52 with net proceeds of $15 as of September 30, 2005 and expect the remaining closings to be consummated during the fourth quarter of 2005.

Investments in debt and equity securities

Short-term investments and Investments included the following:

	September 30, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Available-for-Sale
Equity	$4	$8		$12	$4	$9		$13
Debt	3,314	5	$56	3,263	3,267		$51	3,216

	$3,318	$13	$56	$3,275	$3,271	$9	$51	$3,229

During 2004, we invested $3,000 of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. As of September 30, 2005 and December 31, 2004, amounts invested with a fair value of $2,504 and $2,718 were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $74 and $108 were classified as Cash and cash equivalents and $505 and $173 were classified as available-for-sale Short-term investments as of September 30, 2005 and December 31, 2004. Gross unrealized losses on these investments, which are included in Investments and Short- term investments, primarily due to rising interest rates, were $36 and $12 as of September 30, 2005 and December 31, 2004, none of which have been in a continuous unrealized loss position for 12 months or longer. During the nine months ended September 30, 2005 and 2004, gross realized gains and losses on these investments were not material.

On an ongoing basis, we perform impairment tests on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we adjust the cost basis for the impaired security and record the charge in Cost of services in the Condensed Consolidated Statements of Operations.

On March 4, 2005, we completed the previously disclosed exchange transaction with Delta Air Lines, Inc. (Delta) in which we exchanged our investment with Delta in a D tranche Delta Enhanced Equipment Trust Certificate (EETC) with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. The assets we received were recorded at their fair values of $143 and we recorded an asset impairment charge of $2. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Due to the current financial difficulties of Delta, during the third quarter of 2005, we have deemed these investments to be other-than-temporarily impaired. During the three months ended September 30, 2005, we reduced the carrying value of these investments to their estimated fair values of $112 and recorded an asset impairment charge of $27. This asset impairment charge was fully offset by the value of other collateral available to us.

As a result of the current financial difficulties of Northwest Airlines, Inc. (Northwest), we have deemed the Northwest EETC and Equipment Trust Certificate (ETC) to be other-than-temporarily impaired. During the three months ended September 30, 2005, we reduced the carrying values of these investments to their estimated fair values of $26 and recorded an asset impairment charge of $24.

Our available-for-sale investments include subordinated debt investments in other EETCs. At September 30, 2005, the subordinated debt instruments had estimated fair values totaling $116. Due to the commercial aviation market downturn in the United States these securities have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these debt securities, we concluded that they are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, our ability to hold the investment until it recovers its carrying value and both internal and third-party credit reviews and analysis of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of the remaining debt securities. During the nine months ended September 30, 2005, we received all payments contractually required for these debt securities.

For certain Delta and Northwest EETC and ETC investments, we changed the assumptions underlying our estimate of the fair value of the investments. Although these securities do not trade in the market, we had previously based our determination of fair value on estimated trading prices provided by broker-dealers. During the third quarter of 2005, we determined that it is probable that the recovery of our investments would come from future sale, lease or refinancing of the underlying aircraft collateral. Accordingly, we have based our estimate of fair value of these investments on the value of the underlying aircraft collateral. As part of our evaluation of our recovery of some or all of the fair value of the aircraft collateral, we determined that we may exercise certain remedies to control the EETC and ETC structures, which may involve an additional investment.

Maturities of available-for-sale debt securities at September 30, 2005, were as follows:

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$528	$527
Due from 1 to 5 years	1,906	1,869
Due from 5 to 10 years	129	129
Due after 10 years	751	738

	$3,314	$3,263

Note 10 – Advances and billings in excess of related costs

We receive advance payments, performance based payments and progress payments from our commercial and government customers. Performance based payments and progress payments have historically been recorded as Inventories, net of advances and progress billings. In 2005, we began classifying performance based payments and progress payments in excess of inventoriable cost in Advances and billings in excess of related costs on the Condensed Consolidated Statements of Financial Position and reclassified prior years to conform with our new presentation. As of December 31, 2004, we reclassified $2,261 of performance based payments and progress payments in excess of inventoriable costs from Inventories to Advances and billings in excess of related costs. See Note 17 for reclassified asset and liability balances as of December 31, 2004 for our IDS segment.

Note 11 – Deferred Lease Income

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

During April 2005, we received full repayment for the financing arrangement from TRM. Additionally, we signed an agreement to eliminate any ongoing obligations for TRM’s expenses effective April 28, 2005. As a result, during the nine months ended September 30, 2005, we were able to recognize the remaining deferred lease income of $369 and repayment for the financing arrangement of $42 as Revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005.

Note 12 – Postretirement Plans

We have various pension plans covering substantially all employees. We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees.

The components of net periodic benefit cost were as follows:

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Components of net periodic benefit cost – pensions
Service cost	$666	$624	$228	$208
Interest cost	1,834	1,781	618	593
Expected return on plan assets	(2,626)	(2,531)	(883)	(843)
Amortization of prior service costs	139	133	47	44
Recognized net actuarial loss	498	283	170	94
Settlement/curtailment	319	(3)	250	(3)

Net periodic benefit cost – pensions	$830	$287	$430	$93

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Components of net periodic benefit cost – other postretirement benefits
Service cost	$111	$121	$37	$40
Interest cost	346	372	115	122
Expected return on plan assets	(5)	(4)	(2)	(1)
Amortization of prior service costs	(85)	(74)	(28)	(25)
Recognized net actuarial loss	124	141	41	44
Settlement/curtailment	(67)		(66)

Net periodic benefit cost – other postretirement benefits	$424	$556	$97	$180

We previously disclosed in our 2004 Annual Report on Form 10-K that we did not expect our required pension contributions under Employee Retirement Income Security Act (ERISA) regulations to be material in 2005. During the nine months ended September 30, 2005 and 2004, we made pension contributions of $1,832 (pre-tax) and $3,600 (pre-tax), including $1,382 made during the third quarter of this year. We do not expect to make additional discretionary pension contributions for the remainder of the year. During the nine months ended September 30, 2005 and 2004, we made contributions to our other postretirement benefit plans of $11 and $12. We expect to contribute an additional $2 to our other postretirement benefit plans in 2005.

As a result of our Wichita, Tulsa and McAlester sale, we have recognized a net loss of $184 comprised of a $250 loss on pension curtailment/settlement and other postretirement benefit curtailment gain of $66, in the third quarter of 2005. Additionally, this sale triggered a re-measurement of the affected pension and other postretirement benefit plans as of June 16, 2005, the effects of which were recorded during the quarter ended September 30, 2005. As a result of the low interest rate environment, the effective discount rate as of the re-measurement date for the pension plans was 5.25% for all but one of the plans and was 5.0% for the remaining pension plan and all the other postretirement benefit plans, down from 5.75%. This decrease in the discount rate since September 30, 2004, resulted in increased pension expense of $66, of which $14 was recognized in the third quarter of 2005 and $52 will be recognized in the fourth quarter of 2005. This re-measurement also reduced other comprehensive income by $1,783 after-tax, which was recorded in the third quarter of 2005.

As a result of our Rocketdyne sale, we have estimated a net loss of $192 comprised of a $221 pension curtailment/settlement loss and other postretirement benefit curtailment gain of $29 which will be recognized in the fourth quarter of 2005. Additionally, the Rocketdyne sale triggered a re-measurement of the affected pension and other postretirement benefit plans as of August 2, 2005. The effective discount rate as of the re-measurement date for these plans was 5.25% for all of the pension plans and the other postretirement benefit plans, resulting in decreased pension expense of $5 which will be recognized in the fourth quarter of 2005. This re-measurement will also increase other comprehensive income by $149 after-tax, which will also be recorded in the fourth quarter of 2005.

As a result of our pending agreement to create the United Launch Alliance (ULA) joint venture with Lockheed we could incur possible pension and postretirement net curtailment loss of $16 upon transaction close. This amount is an estimate that will be subject to re-measurement on the date the transaction closes.

On February 28, 2005 we completed our stock sale of EDD Operations to L-3 Communications. The EDD sale generated pension settlement/curtailment loss of $69 and other postretirement benefit curtailment gain of $1.

Note 13 – Share-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. SFAS No. 123R primarily resulted in a change in our method of measuring and recognizing the fair value of our Performance Shares and estimating forfeitures for all unvested awards. Additionally, prior to the adoption of SFAS No. 123R, we used the nominal vesting period approach for retirement eligible employees. Using this approach, we recognize compensation cost for share-based awards granted prior to 2005 over the stated vesting period for retirement eligible employees and, if an employee retires before the end of the vesting period, we recognize any remaining unrecognized compensation cost at the date of retirement. As a result of adopting SFAS No. 123R, we have changed our approach for recognizing compensation expense for new share-based awards granted to retirement eligible employees. For all share-based awards granted during 2005 and thereafter, SFAS No. 123R requires that we use the non-substantive vesting period approach to recognize compensation cost for retirement eligible employees over the period from the date of grant to the date retirement eligibility is achieved or one year of service (whichever is greater), if that is expected to occur during the nominal vesting period. Had we also applied the non-substantive vesting period approach to awards granted prior to 2005, compensation expense would have been $399 and $166 lower for the nine and three months ended September 30, 2005 and $18 and $26 lower for the nine and three months ended September 30, 2004.

With the adoption of SFAS No. 123R, we recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we recorded forfeitures as incurred. For the nine months ended September 30, 2005, the amount of Cumulative effect of accounting change for share forfeitures was $21, net of taxes of $12, and the net effect on basic and diluted earnings per share was $0.02 and $0.03, respectively. There was no impact for the three months ended September 30, 2005.

Under the provisions of the our deferred compensation plans, employees may elect to defer receipt of common stock earned when performance shares’ market conditions are met. Deferred performance shares may be settled in cash or stock. In connection with performance shares that have not met the market conditions, we reclassified $288 from Additional Paid-in Capital to Other Liabilities as of September 30, 2005, and recognized a cumulative adjustment to compensation expense of $88 for the nine and three months ended September 30, 2005.

Our primary types of share-based compensation consist of Performance Shares, ShareValue Trust distributions, stock options and other stock unit awards, which are described below. The total number of shares authorized to be granted under all share-based plans is 94,000,000, excluding ShareValue Trust. Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2005.

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

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Performance Shares	$597	$356	$216	$139
ShareValue Trust	59	56	19	18
Stock options, other	36	37	11	9

	$692	$449	$246	$166

During the first quarter of 2005, we recorded a $64 charge for the acceleration of compensation expense related to retired employees. The net income tax benefit recognized in the income statement for share-based plans was $261 and $163 for the nine months ended September 30, 2005 and 2004 and $93 and $60 for the three months ended September 30, 2005 and 2004. Certain other deferred stock compensation plans are also reflected in general and administrative expense. We had issued 14,006,802 and 10,343,380 stock units as of September 30, 2005 and December 31, 2004 that are convertible to either stock or a cash equivalent, of which 13,134,988 and 9,549,837 are vested as of September 30, 2005 and December 31, 2004, and the remainder generally vest with employee service through retirement. These stock units principally represent a method of deferring employee compensation by which a liability is established based upon the current stock price. An expense or reduction to expense is recognized associated with the change in the liability balance which reflects stock price changes, earned dividends and amortization on stock units that can be settled in cash or stock. For the nine months ended September 30, 2005 and 2004, general and administrative expense related to deferred stock compensation was $215 and $71. For the three months ended September 30, 2005 and 2004, general and administrative expense related to deferred stock compensation was $37 and $(4).

At September 30, 2005, 6,821,073 shares were available for grant under the 1997 Plan, 2,965,168 shares were available for grant under the Incentive Compensation Plan, and 10,304,443 shares were available for grant under the 2003 Plan.

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

During the nine months ended September 30, 2005, our stock price, on five occasions, met the cumulative growth rate levels above the grant price for Performance Shares granted in 2003. Accordingly, pursuant to the plan’s terms, an additional 60% of the 2003 Performance Shares awarded were converted to 2,923,514 shares of common stock with a total market value of $179 and 2,332,288 shares awarded were deferred as stock or cash at the employees election and therefore, are reported within Accounts payable and other liabilities within the Condensed Consolidated Statements of Financial Position. Additionally, during the nine months ended September 30, 2005, our stock price, on two occasions, met the cumulative growth rate level above the grant price for Performance Shares granted in 2004. Accordingly, pursuant to the plan’s terms, 30% of the 2004 Performance Shares awarded were converted to 1,965,435 shares of common stock with a total market value of $127 and 1,255,982 shares awarded were deferred as stock or cash at the employees’ election and therefore, are reported within Accounts payable and other liabilities within the Condensed Consolidated Statements of Financial Position. For the nine months ended September 30, 2005 and 2004, we recorded an additional $116 and $57 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock. For the three months ended September 30, 2005 and 2004, we recorded an additional $20 and $32 of compensation expense to reflect the cumulative expense for those Performance Shares converted to common stock. For the nine months ended September 30, 2005 and 2004, we used $6 and $3 in cash to settle the non-U.S. based payroll award conversions. For the three months ended September 30, 2005 and 2004, we used $2 and $1 in cash to settle the non-U.S. based payroll award conversions.

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

The model for valuing performance shares at the date of grant and for valuing performance shares that are liabilities as of September 30, 2005 used the following assumptions:

Grant Year	Measurement Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2005	2/28/2005	27.8%	1.9%	4.0%	1.03
2001-2005	9/30/2005	27.6%	1.7%	3.93-4.18%	0.92

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

The following tables summarize information about Performance Shares activity for the nine months ended September 30, 2005.

September 30 2005
(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of period	28,623
Granted	8,134
Transferred	1,711
Dividend	344
Converted or deferred	(8,480)
Forfeited	(1,030)
Canceled or expired	(2,912)

Outstanding at end of period	26,390

(Shares in thousands)		Performance Shares Outstanding
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	September 30 2005
2/26/01	2/26/06	$62.76	5,855
2/25/02	2/25/07	44.94	5,589
2/24/03	2/24/08	30.27
2/23/04	2/23/09	43.53	7,525
2/28/05	2/28/10	33.05	7,421

At September 30, 2005, there was $559 of unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 2.3 years.

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

An initial investment value is established for each subsequent investment period based on the lesser of the threshold amount or the fair market value of the immediately preceding investment period for that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, participants will receive a distribution to the extent the market value of that investment period has increased above the threshold amount. A distribution is proportionally distributed among all the participants of an investment period in the ratio each participant’s number of months of participation relates to the total number of months earned by all participants in the investment period. At September 30, 2005, the Trust held 39,452,879 shares of our common stock in the two funds. The ShareValue Trust’s total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model.

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

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. At September 30, 2005, there was $343 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 4.8 years.

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

Information concerning stock options issued to directors, officers and other employees is presented in the following table:

	September 30, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price
Number of shares under option:
Outstanding at beginning of period	24,727	$44.49
Granted	4	67.53
Exercised	(6,576)	41.63
Forfeited	(100)	45.73
Expired	(47)	50.02

Outstanding at end of period	18,008	45.45

Exercisable at end of period	15,257	46.16

The following table summarizes information about stock options outstanding at September 30, 2005 (shares in thousands):

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Price	Shares	Weighted Average Price
$10 to $19	702	4.04	$14.21	702	$14.21
$20 to $29	279	7.52	28.79	93	28.91
$30 to $39	3,843	5.74	37.08	2,678	38.18
$40 to $49	5,397	4.32	42.17	4,688	42.36
$50 to $59	7,538	3.36	54.98	6,902	54.83
$60 to $69	249	5.51	63.84	194	63.65

	18,008			15,257

We have determined the weighted-average grant date fair value of the 2004 and 2005 stock options to be $18.60 and $25.01. The total intrinsic value of options exercised was $132 and $31 during the nine months ended September 30, 2005 and 2004 and $66 and $10 during the three months ended September 30, 2005 and 2004. The fair value of stock-based compensation awards granted was estimated using a binomial option-pricing model with the following assumptions:

Grant Year	Grant Date	Option Term	Expected Volatility	Dividend Yield	Risk Free Interest Rate
2004	12/17/04	9 years	31%	1.1%	4.2%
2005	8/23/05	9 years	29%	1.5%	4.2%

The option term of each award granted is based on our historical experience of employees’ exercise behavior. Expected volatility is based on historical volatility levels of our common stock. Expected dividend yield is based on a set dividend rate. Risk free interest rate reflects the yield on the 9-year zero coupon U.S. Treasury.

Cash received from options exercised for the nine and three months ended September 30, 2005 was $274 and $105.

At September 30, 2005, there was $8 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 2.6 years.

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 2,055,059 and 2,019,250 at September 30, 2005 and December 31, 2004.

Note 14 – Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2005 and 2004, consisted of the following:

(Shares in thousands)
	2005		2004
	Shares	Amount	Shares	Amount
Common shares
Beginning balance – January 1	1,011,870	$5,059	1,011,870	$5,059

Shares Issued	391	2
Ending balance – September 30	1,012,261	$5,061	1,011,870	$5,059

Additional paid-in capital
Beginning balance – January 1		$3,420		$2,880
Share-based compensation		604		449
Treasury shares issued for stock plans, net		(597)		(320)
Tax benefit related to stock plans		28		10
Restricted Stock compensation		(25)
Reclassification of Deferred Compensation		(288)
Changes in capital stock		24
ShareValue Trust market adjustment		641		253
Excess Tax Pools		33

Ending balance – September 30		$3,840		$3,272

Treasury shares
Beginning balance – January 1	179,686	$(8,810)	170,388	$(8,322)
Treasury shares issued for stock plans, net	(10,316)	490	(4,701)	230
Share Repurchase Program	32,844	(2,045)	6,591	(319)

Ending balance – September 30	202,214	$(10,365)	172,278	$(8,411)

Retained earnings
Beginning balance – January 1		$15,565		$14,407
Net earnings after cumulative effect of accounting change		2,112		1,686
Cash dividends declared		(413)		(337)

Ending balance – September 30		$17,264		$15,756

Accumulated other comprehensive income (loss)
Beginning balance – January 1		$(1,925)		$(4,145)
Reclassification adjustment for loss realized in net earnings, net of tax of ($16) and ($7)		27		20
Unrealized gain on derivative instruments, net of tax of $12 and ($1)		18		2
Unrealized (loss) on certain investments, net of tax of ($14) and $1		(27)		(2)
Unrealized (loss) on pension, net of tax of $1,080		(1,763)
Foreign currency translation adjustment		(43)		(16)

Ending balance – September 30		$(3,713)		$(4,141)

ShareValue Trust shares
Beginning balance – January 1	38,982	$(2,023)	41,204	$(1,740)
Shares acquired from dividend reinvestment, net of fees	472		477
Shares paid out, net of fees	(1)		(2,867)	143
Market value adjustment		(641)		(396)

Ending balance – September 30	39,453	$(2,664)	38,814	$(1,993)

No adjustments to accumulated other comprehensive income (loss) are included in reported net earnings during the nine months ended September 30, 2005 and 2004 except for the $27 and $20 reclassification adjustments, for loss realized in net earnings, net of tax.

In December 2000, a stock repurchase program was authorized by the Board of Directors, authorizing the repurchase of up to 85,000,000 shares of our stock. In June 2005, repurchase of an additional 40,000,000 shares was authorized. For the nine months ended September 30, 2005 and 2004, we repurchased 13,672,200 shares, of which 11,747 shares were purchased in a stock swap. During the nine months ended September 30, 2004, we repurchased 6,591,356 shares. There are 36,712,844 shares of stock available for repurchase.

Note 15 – Arrangements with Off-Balance Sheet Risk

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

As of September 30, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Trade-in commitments	1,015	993	$22
Asset-related guarantees	414	297	17
Credit guarantees related to the Sea Launch venture	495	297	198
Other credit guarantees	37	17
Equipment trust certificates	22
Performance guarantees	49	21	1
* Amounts included in Accounts payable and other liabilities

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Trade-in commitments	972	947	$25
Asset-related guarantees	408	296	12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Equipment trust certificates	28
Performance guarantees	64	21	1
* Amounts included in Accounts payable and other liabilities

As disclosed in the above table, the maximum amounts payable under trade-in commitments were $1,015 and $972 as of September 30, 2005 and December 31, 2004. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with gross amounts payable to customers totaling $74 and $116 as of September 30, 2005 and December 31, 2004. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $52 and $91 as of September 30, 2005 and December 31, 2004. Accounts payable and other liabilities included $22 and $25 as of September 30, 2005 and December 31, 2004, which represents the exposure related to these trade-in commitments.

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

Our sales agreement for EDD provides indemnification to L-3 Communications for third-party litigation and damages relating to pre-closing environmental contamination. Our sales agreement for Rocketdyne contains similar indemnification provisions. As it is impossible to assess whether there will be any third-party litigation or damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees.

Our sales agreement for the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Spirit dictates that we indemnify Spirit for certain environmental contamination that existed on or prior to June 16, 2005, which is the closing date of the sale. Per the agreement, notice must be given by Spirit of this contamination within seven and a half years from the closing date. As it is impossible to assess whether there will be any additional environmental liabilities in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under this guarantee. (See Note 16 for further discussion of environmental contingencies.)

Product warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2005 and 2004.

	Product Warranty Liabilities*
	2005	2004
Beginning balance – January 1	$781	$825
Additions for new warranties	87	86
Reductions for payments made	(116)	(195)
Changes in estimates	(5)	80

Ending balance – September 30	$747	$796

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

At September 30, 2005, our maximum exposure to economic loss from ETCs and EETCs is $276, which represents our $254 investment balance and a maximum potential exposure of $22 relating to potential shortfall interest payments. Accounting losses, if any, from period to period could differ. At September 30, 2005, the ETC and EETC transactions we participated in had total assets of $3,986 and total debt (which is non-recourse to us) of $3,732. During the nine months ended September 30, 2005, we recorded revenue of $32 and cash flows of $58 related to these investments.

At September 30, 2005, variable interest entity (VIE) arrangements of which we were not the primary beneficiary, other than the ETCs and EETCs noted above, had total assets of $379 and total debt (which is non-recourse to us) of $352. During the nine months ended September 30, 2005, we recorded revenue of $2 and cash flows of $17 related to these VIEs.

During the second quarter of 2005, we adopted FSP No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which had no effect on our financial statements.

Other commitments

Irrevocable financing commitments related to aircraft on order, including options, scheduled for delivery through 2011 totaled $10,658 and $6,661 as of September 30, 2005 and December 31, 2004. We anticipate that not all of these commitments will be exercised by the customer and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

As of September 30, 2005 and December 31, 2004, future lease commitments on aircraft and other commitments totaled $379 and $483. The future lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2005 and December 31, 2004, Accounts payable and other liabilities included $76 and $89 attributable to adverse commitments under these lease arrangements.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 with related capital commitment obligations of $76. During the nine months ended September 30, 2005, we have closed the sale on investments of $52 reducing the remaining commitment obligations for those being sold to $11. (See Note 9 for details of the sale.)

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas Corporation are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. During the third quarter of 2005, we terminated 4 out of 5 outstanding COLI policies. The termination had no material impact on the Consolidated Statements of Operations during the quarter ended September 30, 2005. At September 30, 2005 and December 31, 2004, the cash surrender value was $252 and $1,468 and the total loans were $252 and $1,356, respectively. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Condensed Consolidated Statements of Financial Position at September 30, 2005 and December 31, 2004.

Note 16 – Contingencies

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2005, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,190). In that event, our loss would total approximately $1,540 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $1,019, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2005. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

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

As discussed in Note 9, on May 5, 2005, we entered into a Joint Venture Agreement with Lockheed to provide launch services to the U.S. Government. Pursuant to the terms of the Joint Venture Agreement and court order, the civil lawsuit has been stayed pending closing of the transaction, whereupon the parties have agreed to immediately dismiss all claims against each other. If the transaction does not close or if the Joint Venture Agreement is terminated according to its terms before April 1, 2006, either party may reinstate its claims against the other. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position should the claims be reinstated.

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

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff moved for rehearing en banc before the U.S. Court of Appeals for the Second Circuit and that court denied the plaintiff’s motion. The plaintiff has filed a notice that it will seek United States Supreme Court review.

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

Employment discrimination litigation

We are (or were) a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification was or is being sought or has been granted. Three matters were filed in the federal court for the Western District of Washington in Seattle; one case was filed in the federal court for the Central District of California in Los Angeles; one case was filed in state court in California; one case was filed in the federal court in St. Louis, Missouri; one case was filed in the federal court in Tulsa, Oklahoma; one case was filed in the federal court in Wichita, Kansas; and the final case was filed in the federal court in Chicago. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decision in the Los Angeles case was affirmed on appeal, the decision in the Kansas case is on appeal, and the Missouri case has been dismissed with prejudice. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and is scheduled for trial in November 2005 (although the trial date is likely to be continued into 2006). The second case alleging discrimination based on gender in California, this one in state court, has been stayed pending the outcome of the appeal of the denial of class certification in the companion federal court case in Los Angeles. The court certified a limited class in the race discrimination case filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and set a December 2005 trial date. The final case, also alleging race discrimination and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case.

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

747 Program

The accounting quantity for the 747 program increased by 12 units during the third quarter of 2005 due to additional customer orders. Additional anticipated firm orders and potential launch of a new derivative has pushed the program completion decision date into 2006 or beyond. The probability of making a program completion decision within the next 12 months is remote.

767 Program

During recent months, market conditions have improved considerably and have resulted in increasing customer demand for new 767 airplanes. The accounting quantity for the 767 program increased by seven and eight units during the third and second quarters of 2005, respectively, and decreased by three units during the first quarter of 2005. Despite the recent airplane orders it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of this decision but program margins would be reduced.

757 Program

Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. We have $120 primarily related to vendor termination liability remaining in Accounts payable and other liabilities. No future charges related to the 757 airplane program are expected.

717 Program

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year-end results. The remaining balance is primarily made up of $60 of pension and $40 of shutdown expenses and will be expensed as incurred. The termination of the 717 line will result in approximately

$380 of cash expenditures that are expected to occur during 2005 through 2009. This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of the termination liability:

Termination liability	December 31 2004	Payments	Change in estimate	September 30 2005
Supplier termination	$171		$1	$172
Production disruption and shutdown related	5			5
Pension/postretirement related	42		2	44
Severance	28	$(10)	(2)	16

Total	$246	$(10)	$1	$237

Significant Customer Contingencies

On October 26, 2004, ATA Holdings Corp. (ATA) filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved the assumption of 11 of the restructured 757 aircraft leases. By mutual agreement between BCC and ATA, one 757 aircraft lease was rejected and the aircraft returned to accommodate BCC’s timely re-leasing of the aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth BCC’s deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of BCC’s deficiency claim for the remaining eight 757 aircraft that will be returned to BCC. In February 2005, following completion of certain conditions, BCC reclassified the 12 757 aircraft from finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200, of which $119 was recorded as a reduction to the allowance for losses on receivables and $81 was recorded at the Other segment. This transaction had no impact to earnings. With regard to the eight aircraft, BCC has entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. Three of these aircraft have already been returned and subsequently delivered to Continental. The return dates of the remaining five aircraft should enable BCC to meet the delivery dates committed to Continental as part of the agreement. In the event that ATA returns all its leased 757 aircraft to BCC in advance of the scheduled return dates, BCC does not expect that such returns will have a material adverse impact on its earnings cash flow and/or financial position, although BCC would expect reduction in its earnings and cash flow.

During the nine months ended September 30, 2005, BCC recorded a recovery to reduce the allowance for losses on receivables by $28, which consisted of a net benefit of $26 as a result of Hawaiian Airlines, Inc.’s (Hawaiian) emergence from bankruptcy (including a partial offset by a decline in the collateral value of other 717 aircraft leased to Hawaiian), a benefit of $16 as a result of the repayment of certain notes and a provision of $14. During the three months ended September 30, 2005, BCC recorded a provision of $4. During the nine and three months ended September 30, 2004, BCC recorded a recovery to reduce the provision for losses by $42 and $51. The factors contributing to this were the mitigation of collateral exposure with certain customers, net benefit due to refinements in the methodology for measuring collateral values offset by an increase in requirement from the determination that receivables from a customer were subject to impairment. During the nine and three months ended September 30, 2005, the Other segment recorded a provision for losses of $76 and $30 primarily due to a decrease in the collateral value of the 717. During the nine and three months ended September 30, 2004, the Other segment recorded a provision for losses of $82 and $48 due to deteriorated airline credit ratings and depressed aircraft values.

At September 30, 2005 and December 31, 2004, Viacao Aerea Rio-Grandense (VARIG) accounted for $402 and $481 (2.9% and 3.3%) of our total portfolio. We exercised early lease termination rights and took possession of two MD-11 aircraft in the second quarter of 2005 in the amount of $73. The aircraft were subsequently sold to another customer. On June 17, 2005, VARIG filed request for reorganization which was granted on June 22, 2005 by Brazilian courts. VARIG presented a reorganization plan to the court on September 12, 2005. As of July 15, 2005, VARIG had stopped making rent and maintenance reserve payments. At September 30, 2005, the VARIG portfolio consisted of two 737 aircraft, seven MD-11 aircraft and two 777 aircraft. In October 2005, VARIG returned one MD-11 aircraft which was immediately re-leased to another customer. In recent years, VARIG has repeatedly defaulted on its obligations under leases with us, which has resulted in deferrals and restructurings, some of which are ongoing. We do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

At September 30, 2005 and December 31, 2004 Delta accounted for $112 and $146 (1.2% and 1.5%) of BCC’s total portfolio. At September 30, 2005, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. To date, none of the aircraft securing BCC’s investment have been rejected or returned. BCC does not expect that the current bankruptcy or reorganization of Delta, including a return of some or all of the aircraft financed, will have a material adverse effect on its earnings, cash flows and/or financial position.

At September 30, 2005 and December 31, 2004, Northwest accounted for $484 and $295 (5.3% and 3.0%) of BCC’s total portfolio. At September 30, 2005, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. Northwest has filed a motion to reject leases or return certain aircraft including the aircraft financed in part by BCC’s ETC investment in a 747 aircraft. In October, 2005, Northwest has requested a restructuring of certain obligations and BCC is currently evaluating the request. BCC does not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material adverse effect on its earnings, cash flows and/or financial position.

Customer Financing Portfolio Valuation

During the nine and three months ended September 30, 2005, BCC recognized customer financing-related asset impairment charges of $13 and $4 as a result of declines in market values and projected future rents for aircraft and equipment. During the nine and three months ended September 30, 2005, BCC also recognized a charge of $26 and $24, which is comprised of asset impairment expense of $53 and $51 to record its investment in EETCs at their fair values, partially offset by the fair value of other collateral available to BCC in the amount of $27. During the nine months ended September 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $74. This was primarily comprised of $27 related to aircraft and equipment under operating lease and held for sale or re-lease and $47 related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the three months ended September 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $29. This was primarily comprised of $11 related to aircraft and equipment under operating lease and held for sale or re-lease and $18 related to an other-than-temporary impairment of a held-to-maturity investment in ATA maturing in 2015. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the nine and three months ended September 30, 2005. However, the Other segment recognized charges of $13 during the nine months ended September 30, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since BCC remains at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 aircraft that have valuation exposure. As of September 30, 2005 and December 31, 2004, notes receivable, sales-type/finance leases and operating leases attributable to aircraft financing included $1,240 and $1,457 attributable to 757 aircraft ($966 and $475 accounted for as operating leases or available for sale or re-lease) and $2,441 and $2,328 attributable to 717 aircraft ($657 and $591 accounted for as operating leases or available for sale or re-lease) and $680 and $833 attributable to MD-11 aircraft ($588 and $687 accounted for as operating leases or available for sale or re-lease).

Other Commitments and Contingencies

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch currently scheduled for the fourth quarter of 2005 for which full insurance coverage was not procured. We estimate that the potential uninsured amount for the launch currently scheduled for the fourth quarter of 2005 could range between $65 to $315, depending on the nature of the uninsured event.

Included in other liabilities is $1,089 as of September 30, 2005 and $1,774 as of December 31, 2004 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,186 as of September 30, 2005 and approximately $3,183 as of December 31, 2004.

Note 17 – Business Segment Data

The Boeing Company and Subsidiaries

Business Segment Data

(Unaudited)

(Dollars in millions)
	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Revenues:
Commercial Airplanes	$16,795	$15,639	$4,913	$4,638
Integrated Defense Systems:
Network Systems	8,374	8,279	2,737	3,179
Aircraft and Weapon Systems	8,345	8,767	2,574	3,074
Support Systems	3,754	3,490	1,401	1,184
Launch and Orbital Systems	2,193	2,302	669	822

Total Integrated Defense Systems	22,666	22,838	7,381	8,259
Boeing Capital Corporation	728	733	230	253
Other	799	410	142	145
Accounting differences/eliminations	(347)	(477)	(37)	(143)

Total revenues	$40,641	$39,143	$12,629	$13,152

Earnings (loss) from continuing operations:
Commercial Airplanes	$1,102	$902	$238	$168
Integrated Defense Systems:
Network Systems	473	693	93	298
Aircraft and Weapon Systems	1,196	1,345	385	483
Support Systems	540	478	192	188
Launch and Orbital Systems	757	(266)	633	(153)

Total Integrated Defense Systems	2,966	2,250	1,303	816
Boeing Capital Corporation	192	148	28	60
Other	(274)	(373)	(97)	(145)
Accounting differences/eliminations	(617)	(234)	(281)	(128)
Share-based plans expense	(692)	(449)	(246)	(166)
Unallocated expense	(409)	(265)	(182)	(94)

Earnings from continuing operations	2,268	1,979	763	511
Other income, net	184	242	119	17
Interest and debt expense	(241)	(252)	(70)	(83)

Earnings before income taxes	2,211	1,969	812	445
Income tax (expense)/benefit	(113)	(331)	201	(7)

Net earnings from continuing operations	2,098	1,638	1,013	438
Cumulative effect of accounting change, net of tax	21
Income (loss) from discontinued operations, net of taxes		15		(1)
Net gain (loss) on disposal of discontinued operations, net of taxes	(7)	33	(2)	19

Net earnings	$2,112	$1,686	$1,011	$456

Effective income tax rate	5.1%	16.8%	(24.8%)	1.6%

Research and development expense:
Commercial Airplanes	$921	$696	$287	$220
Integrated Defense Systems:
Network Systems	213	203	72	72
Aircraft and Weapon Systems	283	299	101	97
Support Systems	60	44	21	14
Launch and Orbital Systems	90	138	28	44

Total Integrated Defense Systems	646	684	222	227
Other	37	85	12	22

Total research and development expense	$1,604	$1,465	$521	$469

	Nine months ended September 30		Three months ended September 30
Accounting differences/eliminations	2005	2004	2005	2004
Pension	$(512)	$43	$(316)	$(9)
Post-retirement	(42)	(177)	19	(61)
Capitalized interest	(43)	(39)	(13)	(12)
Pre-modification aircraft elimination	(3)	1	18	(12)
Other	(17)	(62)	11	(34)

Total	$(617)	$(234)	$(281)	$(128)

As of September 30, 2005, all of our IDS segments classified performance based payments and progress payments in excess of inventoriable costs in Advances and billings in excess of related costs on our Condensed Consolidated Statements of Financial Position and reclassified prior years presented to conform with our current presentation. Assets and liabilities shown below are based on our current presentation of including performance based payments and progress payments in excess of inventoriable costs as liabilities (See Note 10).

Assets	September 30 2005	December 31 2004
Commercial Airplanes	$6,737	$7,365
Integrated Defense Systems:
Network Systems	4,313	4,078
Aircraft and Weapon Systems	3,229	2,955
Launch and Orbital Systems	5,511	5,459
Support Systems	1,815	1,665

Total Integrated Defense Systems	14,868	14,157
Boeing Capital Corporation	9,238	9,678
Other	7,359	7,343
Unallocated	20,116	17,681

	$58,318	$56,224

Liabilities	September 30 2005	December 31 2004
Commercial Airplanes	$9,388	$6,933
Integrated Defense Systems:
Network Systems	1,337	1,260
Aircraft and Weapon Systems	3,028	3,144
Launch and Orbital Systems	2,041	2,389
Support Systems	808	851

Total Integrated Defense Systems	7,214	7,644
Boeing Capital Corporation	6,887	7,509
Other	226	804
Unallocated	25,180	22,048

	$48,895	$44,938

Note 18 – Statements of Cash Flows

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions generally occur as the result of customer financing-related activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows. Customer financing transactions by Commercial Airplanes were previously identified as non-cash and excluded from the Condensed Consolidated Statements of Cash Flows. We received no cash from these customer financing transactions on a consolidated basis. We changed the classification of the cash flow effects of customer financing transactions stemming from concerns raised by the staff of the SEC. These transactions are currently presented as operating activities. The amounts for prior periods have been reclassified to be consistent with current year presentation. For the nine months ended September 30, 2004, the net impact on operating cash flow in the Condensed Consolidated Statements of Cash Flows was ($56) for customer financing transactions. The difference between the amounts on the Condensed Consolidated Statements of Cash Flows and BCC’s Condensed Consolidated Statements of Cash Flows primarily relates to operating lease activity at the Commercial Airplanes segment.

The following table provides a reconciliation of amounts previously presented to the amounts currently presented for each period, which include the above adjustments.

	Prior Period Presentation For the nine months ended September 30 2004	Adjustments For the nine months ended September 30 2004	Current Presentation For the nine months ended September 30 2004
Cash flows – operating activities:
Inventories, net of advances and progress billings*	$80	$834	$914
Customer financing, net		(735)	(735)

Net impact to operating activities	$80	$99	$179

Cash flows – investing activities:
Customer financing and properties on lease, additions	$(477)	$477
Customer financing and properties on lease, reductions	421	(421)

Net impact to investing activities	$(56)	$56	$0

*	Inventories also includes a $155 reclassification adjustment for performance based payments and progress payments in excess of inventoriable costs (See Note 10).

We have $3,500 currently available under credit line agreements with a group of commercial banks. BCC is named a subsidiary borrower for up to $2,000 under these arrangements. Total debt interest, including amounts capitalized, was $513 and $518 for the nine months ended September 30, 2005 and 2004. Interest expense recorded by BCC is reflected as a separate line item on our Condensed Consolidated Statements of Operations, and is included in earnings from operations. Total interest payments were $547 and $562 for the nine months ended September 30, 2005 and 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

October 25, 2005

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results and future trends may differ materially depending on a variety of factors, including the continued operation, viability and growth of major airline customers and non-airline customers (such as the U.S. Government); adverse developments in the value of collateral securing customer and other financings; the occurrence of any significant collective bargaining labor dispute; our successful execution of internal performance plans, production rate increases and decreases (including any reduction in or termination of an aircraft product), acquisition and divestiture plans, and other cost-reduction and productivity efforts; charges from any future SFAS No. 142 review; an adverse development in rating agency credit ratings or assessments; the actual outcomes of certain pending sales campaigns, including the launch of the 787 program, and U.S. and foreign government procurement activities, including uncertainty associated with the procurement of tankers by the DoD; the cyclical nature of some of our businesses; unanticipated financial market changes which may impact pension plan assumptions; domestic and international competition in the defense, space and commercial areas; continued integration of acquired businesses; performance issues with key suppliers, subcontractors and customers; significant disruption to air travel worldwide (including future terrorist attacks); global trade policies; worldwide political stability; domestic and international economic conditions; price escalation; the outcome of political and legal processes; changing priorities or reductions in the U.S. Government or foreign government defense and space budgets; termination of government or commercial contracts due to unilateral government or customer action or failure to perform; legal, financial and governmental risks related to international transactions; legal and investigatory proceedings; tax settlements with the IRS and various states; U.S. Air Force review of previously awarded contracts; and other economic, political and technological risks and uncertainties. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Consolidated Results of Operations

Results for the nine and three months ended September 30, 2005 reflect continued strong operational and financial performance across our businesses. Commercial Airplanes captured key customer orders and posted sales increase despite a labor strike that halted its aircraft production in September. IDS delivered strong profitability driven by program execution and a gain on the sale of Rocketdyne Propulsion and Power (Rocketdyne). Other businesses performed well as BCC continued to focus on supporting our businesses and reducing portfolio risk.

The following table summarizes certain key indicators of consolidated results of operations for the nine and three months ended September 30, 2005 and 2004.

	Nine months ended September 30		Three months ended September 30
Dollars in millions	2005	2004	2005	2004
Revenues	$40,641	$39,143	$12,629	$13,152
Operating Earnings	$2,268	$1,979	$763	$511
Operating Margins	5.6%	5.1%	6.0%	3.9%
Net Earnings	$2,112	$1,686	$1,011	$456
Effective Income Tax Rate	5.1%	16.8%	(24.8)%	1.6%

			September 30 2005	December 31 2004
Contractual Backlog			$133,514	$109,600
Unobligated Backlog			$43,583	$47,893

Production Disruption Caused by Labor Strike

On September 1, 2005, commercial aircraft production ceased as a result of a strike by those employees who are represented by the International Association of Machinists and Aerospace Workers

(IAM). The IAM announced the commencement of the strike as a result of the failure to reach agreement primarily regarding pension and health care benefits. On September 29, 2005, we reached agreement with the IAM on the terms of a new collective bargaining agreement. Approximately 19,000 (12.5%) of Boeing employees in the Seattle area, Wichita, Kansas and Portland, Oregon are members of the IAM and are covered by the new agreement.

Our Commercial Airplanes segment delivered 21 fewer than expected airplanes due to the IAM strike, during the month of September 2005. This resulted in a decline of approximately $1.5 billion in revenue for the nine and three months ended September 30, 2005 and also reduced operating earnings.

Revenues

Our revenues for the nine months ended September 30, 2005 when compared to the same period in 2004 were higher primarily due to the growth at Commercial Airplanes. Commercial Airplanes increased sales by $1,156 million as a result of more favorable model mix and higher used aircraft and aircraft modification sales partially offset by the effects of the labor strike. IDS revenues remained stable, down $172 million for the nine months ended September 30, 2005, as moderate growth in Network Systems and Support Systems was offset by slight declines in A&WS and L&OS. Network Systems had increased volume in Future Combat Systems (FCS), 737 Airborne Early Warning and Control, and Multi-mission Maritime Aircraft (MMA) partially offset by decreased volume in Ground-based Midcourse Defense (GMD), Proprietary, and Homeland Security. A&WS revenues decreased in the nine month period due to a different mix of aircraft deliveries. Support Systems had increased volumes in the Integrated Support and the Training and Support Systems programs partially offset by decreased volume in the Maintenance, Modification and Upgrade programs. L&OS revenues declined as higher contract values for Delta IV launch contracts, increased launch milestone completions and activity on a new satellite program were offset by the Rocketdyne divestiture and decreased volume on NASA programs. Other segment sales were up $389 million in 2005 as a result the recognition of revenue associated with four 767 aircraft delivered to TRM Aircraft Leasing Co. (TRM) in 2003 and one in 2004 (see Note 11 for additional details). Additionally, fewer intercompany aircraft deliveries resulted in lower intercompany eliminations and increase in revenue of $130 million for the nine months ended September 30, 2005 compared to the same period of 2004.

Lower revenues for the three months ended September 30, 2005 when compared to the same period in 2004 were primarily due to IDS revenue decline of $878 million as a result of a different volume and mix of various programs. Commercial Airplanes revenues increased $275 million for the three month period largely due to higher used airplane sales and spares. In addition, lower intercompany eliminations resulted in a revenue increase of $106 million in the three months ended September 30, 2005.

For additional discussion of Commercial Airplanes, IDS and BCC revenues, see pages 51, 59 and 67.

Operating Earnings

Our operating earnings increased for the nine months ended September 30, 2005 when compared to the same period in 2004 as strong operating performance by our business segments and gains on sale of IDS assets were partially offset by the effects of the labor strike and higher expenses for pension and share-based plans. Commercial Airplanes operating earnings increased $200 million for the nine months ended September 30, 2005 reflecting increased revenues and improved cost performance partially offset by higher research and development spending and a charge from the sale of Wichita and Tulsa operations. IDS grew operating earnings by $716 million in the nine month period driven by the gain on sale of Rocketdyne and Electron Dynamic Devices Inc. (EDD) as well as continued strong performance across key programs. BCC improved earnings by $44 million for the nine months primarily as a result of lower debt redemption costs and lower asset impairments partially offset by increased depreciation expense and continued lower business volume. Pension expense increased $555 million in the nine months mainly due to settlement/curtailment charges of $69 million and $250 million associated with the sale of EDD operations and Wichita and Tulsa operations, respectively. Additionally, pension expense was increased by higher recognized net actuarial loss driven by a decrease in the discount rate and recognition of investment losses that occurred in 2000 and 2001 (See Note 12). Share-based plans expense, which is now included in general and administrative expense, increased $243 million for the nine months ended September 30, 2005 reflecting the vesting of performance shares, acceleration of compensation expense for retirement eligible employees and recognition of additional liability for performance shares that may be settled in cash or common stock in the third quarter of 2005 (See Note 13).

Higher operating earnings for the three months ended September 30, 2005 when compared to the same period in 2004 was primarily due to the same factors as discussed above. See pages 53, 59 and 68 for additional discussion of Commercial Airplanes, IDS and BCC operating earnings.

Net Earnings

The increase in net earnings for the nine months ended September 30, 2005 when compared to the same period in 2004 was attributable to higher operating earnings and lower income tax expense partially offset by lower Other income. Other income included interest of $83 million for the nine months ended September 30, 2005 and $219 million for the same period in 2004 related to federal income tax refunds associated with Internal Revenue Service (IRS) settlements for prior years. Additionally, Other income was impacted by higher income from marketable securities partially offset by an asset impairment charge for certain investments in technology related funds and partnerships in 2005 (See Note 9). Net earnings also included $21 million cumulative effect of accounting change and $7 million net loss on disposal of discontinued operations in 2005 compared to $15 million net income from discontinued operations and $33 million net gain on disposal of discontinued operations in 2004 (See Note 13 and Note 8 for discussion of the accounting change and the discontinued operations, respectively).

For the three months ended September 30, 2005 net earnings increased sharply due to higher operating earnings, higher Other income and income tax benefit compared to the same period in 2004. For the three months ended September 30, 2005, Other income included $64 million of the income tax refund interest mentioned above and higher income from marketable securities. Income taxes are discussed below.

Income Taxes

The effective tax rate of 5.1% for the nine months ended September 30, 2005 differed from the federal statutory rate of 35% due to a settlement with the IRS for the years 1998-2001, Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, tax credits, state income taxes, a change in valuation allowances, and provision adjustments related to tax filings for 2004 and prior years. The effective income tax rate of 16.8% for the nine months ended September 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, tax benefits from a settlement with the IRS for the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments.

The effective tax rate of (24.8)% for the three months ended September 30, 2005 differed from the federal statutory rate of 35% due to a settlement with the IRS for the years 1998-2001, FSC and ETI exclusion tax benefits, tax credits, state income taxes, and provision adjustments related to tax filings for 2004 and prior years. The effective income tax rate of 1.6% for the three months ended September 30, 2004 also differed from the federal statutory rate due to FSC and ETI exclusion tax benefits, tax credits, state income taxes, tax benefits associated with state tax audit settlements, and other provision adjustments.

IRS audit overview

During the third quarter of 2005 a settlement was reached with the IRS for the years 1998-2001 and we received a $537 million refund (of which $64 million represents interest that has been recorded as interest income in the third quarter). This settlement increased net income by $406 million in the third quarter of 2005. We have filed protests contesting certain adjustments made by the IRS in that audit and will be discussing these items with the IRS appeals office. IRS examinations have been completed through 2001 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

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

The European Union filed a complaint with the WTO challenging the transitional provisions of the Act. On September 30, 2005 the WTO ruled that the Act failed to comply with their prior ruling. U.S. Trade Representative Rob Portman has stated the U.S. will appeal the decision. It is not possible to predict what impact this issue will have on future earnings, cash flows and/or financial position pending the final resolution of this matter.

On December 21, 2004, FASB issued Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP No. FAS 109-2 provides companies with additional time, beyond the financial reporting period during which the Act took effect, to evaluate the Act’s impact on a company’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. FSP No. FAS 109-2 was effective upon issuance. As of September 30, 2005, we have not decided on whether and to what extent we might repatriate foreign earnings under the Act. Based on our analysis, although not yet finalized, it is possible that under the repatriation provision of the Act we may repatriate earnings between $0 and $250 million with the respective tax liability of $0 to $13 million. We expect to be in a position to finalize our assessment by December 31, 2005.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the nine months ended September 30, 2005 is primarily due to orders exceeding deliveries at our Commercial Airplanes segment by $27.7 billion. This was offset by a decrease at IDS of $3.7 billion which was primarily due to incremental funding received on the Proprietary, F-15K Korea, and C-17 multi year programs and orders in Air Force Space, Supply Chain Services, Integrated Support, and various other programs totaling $19.0 billion, offset by sales throughout the segments of $22.7 billion.

Unobligated backlog decreased by approximately $4.4 billion for the nine months ended September 30, 2005. This decrease is primarily due to the incremental funding released on the programs mentioned above.

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

Liquidity and Capital Resources

Primary sources of our liquidity and capital resources include cash flow from operations, substantial borrowing capability through commercial paper programs and long-term capital markets and unused borrowing on revolving credit line agreements. The primary factors that affect our liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles, including growth and expansion requirements and requirements associated with reducing sales levels; customer financing assistance; the timing of federal income tax payments/refunds as well as interest, debt and dividend payments; our stock repurchase plan; internal investments; pension contributions; and acquisitions and divestitures.

Cash flow summary

	Nine months ended September 30
(Dollars in millions)	2005	2004
Net earnings	$2,112	$1,686
Non-cash items	2,294	1,797
Changes in working capital	146	(1,346)

Net cash provided by operating activities	4,552	2,137
Net cash provided by investing activities	406	312
Net cash used by financing activities	(3,615)	(2,770)

Net increase in cash and cash equivalents	1,343	(321)
Cash and cash equivalents at beginning of year	3,204	4,633

Cash and cash equivalents at end of period	$4,547	$4,312

Non-cash items

Non-cash items in earnings primarily included depreciation, amortization, share-based plans expense, impairments, valuation provisions, and pension expense. Non-cash items and corresponding amounts are listed in our Condensed Consolidated Statements of Cash Flows.

Working capital

During the nine months ended September 30, 2005, our investment in working capital decreased. This decrease is primarily due to the following:

•	lower pension contributions in 2005 compared to 2004 (see discussion below on pensions).

•	decreased investment in customer financing.

•	higher advances and billings in excess of related costs.

These decreases in working capital were partially offset by increased investment in inventories.

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/financing leases and operating leases. These transactions occur as the result of customer related financing activities associated with items recorded in inventory. The origination and subsequent principal collections for these transactions were previously presented as investing activities in our Condensed Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand alone financial statements. We changed the classification of the cash flow effects of customer financing transactions based on concerns raised by the Securities and Exchange Commission (SEC) staff. The amounts for prior periods have been reclassified to be consistent with current year presentation. (See Note 18). For the nine months ended September 30, 2004, the net impact on operating cash flow was (56) million for customer financing transactions.

During the nine months ended September 30, 2005, we received federal income tax refunds totaling $655 million (of which $128 million represents interest). These refunds related to the settlement of federal income tax audits for the 1987-1990 and 1998-2001 tax years.

For the nine months ended September 30, 2005 and 2004 we contributed $1.8 billion and $3.6 billion of discretionary and non-discretionary pension contributions which are included in operating cash flow. As previously disclosed in our 2004 Annual Report on Form 10-K, almost all of the contributions in 2004 were voluntary to improve the funded status of our plans. We expect to contribute approximately $13 million to our other postretirement benefit plans in 2005.

In June 2005, we re-measured those pension and retiree medical plans affected by the closing of the sale of our Commercial Airplanes operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma and the related transfer of assets and liabilities. The discount rate applied to these re-measurements reflected interest rates as of that date and was 5.25% for all but one of the pension plans and 5.0% for the remaining pension and all other post-retirement benefit plans. This re-measurement resulted in a net loss of $184 million comprised of a $250 million loss on pension curtailment/settlement loss and other post-retirement benefit curtailment/settlement gain of $66 million in the third quarter of 2005. This decrease in the discount rate since September 2004, also resulted in increased 2005 pension expense of $66 million, of which $52 million will be recognized in the fourth quarter of 2005. Also, the resulting pension related non-cash reductions to Other Comprehensive Income of $1.8 billion after-tax was recorded in the third quarter of 2005.

As a result of our Rocketdyne divestiture which closed on August 2, 2005, the pension and retiree medical plans affected were re-measured. The discount rate applied to this re-measurement reflected an interest rate as of that date and was 5.25%. This re-measurement resulted in an estimated net loss of $192 million comprised of a $221 million loss on pension curtailment/settlement loss and other post-retirement benefit curtailment gain of $29 million which will be recognized in the fourth quarter of 2005. Also, the resulting pension related non-cash increase to Other Comprehensive Income is estimated to be $149 million after-tax and will be recorded in the fourth quarter of 2005.

As a result of our pending agreement to create a joint venture with Lockheed named the United Launch Alliance (ULA) Joint Venture we have possible pension and postretirement net curtailment loss of $16 million. This amount is an estimate subject to re-measurement on the date the transaction closes.

We annually update our estimate of future pension expenses based on plan actuarial factors, including our pension discount rate, as of our September 30 measurement date. The discount rate for 2006 is expected to be approximately 5.5% based on interest rates as of September 30, 2005. It is likely that in addition to the Rocketdyne increase in OCI of $149 million we will also be increasing OCI by more than $1.5 billion due to the increase in discount rate and additional funding made during the third quarter.

Investing activities

During 2004, we invested $3.0 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.5 years. As of September 30, 2005, amounts invested with a fair value of $2.5 billion were classified as available-for-sale Investments on the Condensed Consolidated Statements of Financial Position. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price. In addition, amounts totaling $74 million were classified as Cash and cash equivalents and $505 million were classified as available-for-sale Short-term investments as of September 30, 2005.

The majority of BCC’s customer financing is funded by debt and cash flow from its own operations. As of September 30, 2005, we have outstanding irrevocable commitments of approximately $10.7 billion to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2007. Based on historical experience, it is not anticipated that all of these commitments will be exercised by the customer.

For the nine months ended September 30, 2005 cash provided by investing activities decreased from the comparable period in 2004. This is primarily related to cash received from the sale of our Commercial Airplanes operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma and the sale of Rocketdyne offset by larger capital expenditures and net contributions to investments.

Financing activities

There were no debt issuances during the nine months ended September 30, 2005. There were 13,672,200 shares repurchased at a price of $904 million in our open market share repurchase program, and 11,747 shares repurchased in a stock swap during the nine months ended September 30, 2005.

For the nine months ended September 30, 2005 and 2004, we repaid $1.3 billion and $2.1 billion of debt. At September 30, 2005, debt balances attributable to Boeing and BCC totaled $3.9 billion and $6.4 billion. An additional $0.6 billion of debt attributable to customer financing activities, but nonrecourse to us, is also included in consolidated debt.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A3	A

Short-term:
Boeing/BCC	F-1	P-2	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of September 30, 2005, neither we nor BCC had any outstanding commercial paper issuances.

We have additional substantial borrowing capability. Currently, we have $3.5 billion ($2.0 billion exclusively available for BCC) of unused borrowing on revolving credit line agreements with a group of major banks. We have $1.0 billion that remains available from shelf registrations filed with the SEC and BCC has an additional $3.4 billion. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

As of September 30, 2005, we continue to be in full compliance with all covenants contained in our debt agreements.

Off-Balance Sheet Arrangements

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, equipment trust certificate investments, and product warranties. See Note 15 to the condensed consolidated financial statements.

SEGMENT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMERCIAL AIRPLANES

Business Environment and Trends

Oil prices have continued to rise and are up one-third since the beginning of the year, due to strong demand and supply concerns. Recent hurricanes in the Gulf of Mexico, a key United States (U.S.) energy producing region, have had little lasting effect on crude oil prices. However, they have highlighted refining capacity issues and pushed up jet fuel and other refined petroleum product prices. The price spread between crude oil and jet fuel is triple the average experienced over the last decade further inflating airlines’ fuel bills and complicating hedging strategies.

Despite rising energy prices, the Gross Domestic Product (GDP) growth outlook for 2005 and 2006 remains above the long-term trend. GDP growth is the primary driver of air traffic growth. Strong GDP growth continues to drive above average worldwide passenger traffic growth which is outpacing increasing capacity and well above year 2000 levels. Industry forecasts predict above average traffic growth through at least 2007.

Worldwide, airlines continue to report operating profits although the results vary significantly by region and business model. Recent airline financial results generally show increasing unit revenues, strong traffic demand, outpacing increased capacity and some improvement in fares. Combined with progress on cost-cutting initiatives, these factors are helping many airlines remain profitable despite rising fuel prices.

However, the industry’s aggregate financial health remains under the shadow of the U.S. network carriers. Although US Airways emerged from its second bankruptcy at the end of September, and United Air Lines, Inc. (United) is now scheduled to exit bankruptcy after years of restructuring, Delta Air lines, Inc. (Delta) and Northwest Airlines, Inc. (Northwest) filed for Chapter 11 bankruptcy protection in mid-September resulting in almost half the U.S. flying capacity in bankruptcy. The global airline industry is now forecasted to lose over $7 billion in 2005. As in 2004, U.S. airlines are expected to lose more than this industry-wide total, with profits considerably lower compared to 2004 being achieved in Asia and Europe. We continue to make the majority of our deliveries to growing profitable airlines, most of which are located outside the U.S.

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

Production Disruption Caused by Labor Strike

We delivered 21 fewer than expected airplanes due to the IAM strike during the month of September 2005. This resulted in a decline of approximately $1.5 billion in revenue for the nine and three months ended September 30, 2005 and also reduced operating earnings.

New Airline Bankruptcies

Northwest and Delta filed for Chapter 11 bankruptcy protection on September 14, 2005. Boeing Commercial Airplanes does not expect a material impact on revenues or operating results due to these bankruptcy filings.

Concession Sharing Arrangements

We account for sales concessions given to our customers in consideration of their purchase of products and services as a reduction to revenue (sales concession costs) when the related products and services are delivered. However, when a concession sharing arrangement exists with a supplier, the sales concession costs incurred are partially reimbursed by the supplier in accordance with the agreement. These reimbursements have represented an adjustment to the sales concession costs incurred resulting in an increase to revenue.

Under Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor, reimbursements received by a customer from a vendor are presumed to be a reduction in the price of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. The EITF 02-16 applies to new arrangements or modifications to existing arrangements entered into after December 31, 2002.

We have a concession sharing agreement that was entered into in 1993. Although we are not required to apply EITF 02-16 to that long-term supplier agreement, we have determined that we will adopt the provisions of EITF 02-16 beginning January 1, 2006. There will be no material impact to operating earnings.

Divestitures

On February 22, 2005, we announced the sale and on June 16, 2005, we closed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Onex Partners LP (Spirit Aerosystems, Inc. “Spirit”) under an asset purchase agreement. Transaction consideration given to us included cash of approximately $900 million, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The assets and liabilities as of June 16, 2005 that were subject to the transaction were $1,028 million and $97 million which includes third quarter purchase price adjustments. See breakout below for major classes of assets and liabilities sold. The consolidated net loss on this sale recorded in the second quarter of 2005 and adjusted in the third quarter of 2005 was $294 million, including pension and postretirement impacts. (See Note 12 for the pension and postretirement effects.) We recognized a loss of $110 million in the second quarter of 2005 which was recorded in the Condensed Consolidated Statement of Operations as Gain/(loss) on dispositions, net, of which $75 million was recognized by the Commercial Airplanes segment and $35 million was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $184 million related to estimated pension and postretirement curtailments and settlement was recorded in our Other segment in the third quarter of 2005.

Assets		Liabilities
(Dollars in millions)		(Dollars in millions)
Inventory	$467	Accounts Payable	$51
Property, Plant & Equipment	523	Employment (Vacation & Sick Leave)	44
Other	38	Other	2

	$1,028		$97

Except for $37 million in net assets which related to other segments, the above assets and liabilities were part of the Commercial Airplanes Segment.

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$16,795	$15,639	$4,913	$4,638
% of Total Company Revenues	41%	40%	39%	35%
Operating Earnings	$1,102	$902	$238	$168
Operating Margins	6.6%	5.8%	4.8%	3.6%

			September 30 2005	December 31 2004
Contractual Backlog			$98,065	$70,449

Revenues

Commercial Airplanes revenue is derived primarily from new commercial jet aircraft deliveries. The $1,156 million increase in revenues for the nine months ended September 30, 2005 when compared to the same period in 2004 was primarily due to a more favorable model mix of $627 million, higher used airplane sales of $329 million and aircraft modification revenue and other of $200 million.

The increase of $275 million in revenue for the three months ended September 30, 2005 from the comparable period of 2004 was primarily attributable to higher used airplane sales of $174 million and favorable model mix of $60 million, and spares and other of $41 million.

We delivered 21 fewer than expected airplanes due to the IAM strike during the month of September 2005. This resulted in a decline of approximately $1.5 billion in revenue for the nine and three months ended September 30, 2005 respectively.

Commercial jet aircraft deliveries, including deliveries under operating lease, which are identified by parentheses, were as follows:

	Nine months ended September 30				Three months ended September 30
Model	2005		2004		2005		2004
717	9	(3)	9	(5)	3	(1)	3	(1)
737 Next-Generation	160		154		47		49
747	9		11		2		2
757	2		11				3
767*	7		6	(1)	2		2
777	30		27		8		8

Total	217		218		62		67

*	Deliveries in the nine months ended September 30, 2005, included two intercompany non U.S. Air Force (USAF) 767 tanker aircraft.

The cumulative number of commercial jet aircraft deliveries were as follows:

Model	September 30 2005	June 30 2005	March 31 2005	December 31 2004
717	146	143	140	137
737 Next-Generation	1,782	1,735	1,676	1,622
747	1,362	1,360	1,356	1,353
757	1,049	1,049	1,048	1,047
767	932	930	926	925
777	529	521	507	499

The undelivered units under firm order* were as follows:

Model	September 30 2005	June 30 2005	March 31 2005	December 31 2004
717	9	12	15	18
737 Next-Generation	1,038	970	766	771
747	38	24	24	27
757			1	2
767	32	20	20	25
777	189	172	167	167
787	170	139	60	52

*	Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typical customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders and government and completing financing arrangements. All such cancellation rights must be satisfied or expired even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft subject to reconfirmation.

Operating earnings

The $200 million increase in operating earnings during the nine months ended September 30, 2005 to the comparable period of 2004 was primarily attributable to earnings on increased aircraft revenue from favorable model mix of $217 million and earnings on increased revenue from aircraft modification and other of $81 million. Additionally, there was improved margins of $447 million mainly due to improved cost performance, which was offset by increased research and development costs of $225 million, a loss on the sale of Wichita, McAlester and Tulsa operations of $75 million and period costs of $245 million.

The $70 million increase in operating earnings during the three months ended September 30, 2005 to the comparable period of 2004 was primarily attributable to earnings on aircraft revenue of $44 million and earnings on increased revenue from spares and other of $18 million. Additionally, there was improved margins of $135 million mainly due to improved cost performance which was offset by higher research and development costs of $67 million and period costs of $60 million.

For the nine months ended September 30, 2005, supplier development cost sharing payments for research and development earned were $456 million, which reduced research and development expense from $1,377 million to $921 million.

For the three months ended September 30, 2005, supplier development cost sharing payments for research and development earned were $154 million, which reduced research and development expense from $441 million to $287 million. These cost sharing arrangements with some suppliers for the 787 program were established during the third quarter of 2004.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the nine months ended September 30, 2005 compared to December 31, 2004 is due to new orders exceeding deliveries. See deliveries and undelivered units under firm order tables above.

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

Commercial aircraft production costs include a significant amount of infrastructure costs, a portion of which do not vary with production rates. As the amount of time needed to produce the accounting quantity decreases, the average cost of the accounting quantity also decreases as these infrastructure costs are included in the total cost estimates, thus increasing the gross margin and related earnings provided other factors do not change.

The program accounting quantities were as follows:

Model	September 30 2005	June 30 2005	March 31 2005	December 31 2004
717	156	156	156	156
737 Next-Generation	2,800	2,600	2,600	2,400
747	1,412	1,400	1,400	1,400
757	1,050	1,050	1,050	1,050
767	971	964	956	959
777	800	750	700	700

The cumulative firm orders were as follows:

	717	737 Next- Generation	747	757	767	777
September 30, 2005
Cumulative firm orders (CFO)*	155	2,820	1,400	1,049	964	718
Anticipated orders	N/A	N/A	11	N/A	4	82
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	0%	11%
June 30, 2005
Cumulative firm orders (CFO)*	155	2,705	1,384	1,049	950	693
Anticipated orders	N/A	N/A	15	N/A	11	57
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	1%	8%
March 31, 2005
Cumulative firm orders*	155	2,442	1,380	1,049	946	674
Anticipated orders	N/A	156	19	N/A	7	26
Anticipated orders as a % of CFO	N/A	6%	1%	N/A	1%	4%
December 31, 2004
Cumulative firm orders*	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%

*	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered units under firm order (see table in Commercial Airplanes Revenues discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

717 Program The accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of September 30, 2005, of the 9 remaining undelivered units, 5 units will be delivered to a single customer with uncertain financial condition. As a result, on a consolidated basis, these aircraft are accounted for as long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of September 30, 2005 remained realizable.

On January 12, 2005, we decided to conclude production of the 717 commercial airplane in 2006 due to the lack of overall market demand for the airplane. The last 717 aircraft is expected to be delivered in the fourth quarter of 2006. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in the 2004 fourth quarter and year-end results. The remaining balance is primarily made up of $60 million of pension and $40 million of shutdown expenses and will be expensed as incurred. The termination of the 717 line will result in approximately $380 million of cash expenditures that are expected to occur during 2005 through 2009.

This charge is determined based on current facts and information and we will revise our estimates accordingly as new facts and information become available. See table below for a breakout of the termination liability:

Termination liability (Dollars in millions)	December 31 2004	Payments	Change in estimate	September 30 2005
Supplier termination	$171		$1	$172
Production disruption and shutdown related	5			5
Pension/postretirement related	42		2	44
Severance	28	$(10)	(2)	16

Total	$246	$(10)	$1	$237

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 200 units during each of the third and first quarters of 2005 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program The accounting quantity for the 747 program was increased by 12 units during the third quarter of 2005 due to additional customer orders. Additional anticipated firm orders and potential launch of a new derivative has pushed the program completion decision date into 2006 or beyond. The probability of making a program completion decision within the next 12 months is remote.

757 Program Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to end production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. We have $120 million primarily related to vendor termination liability remaining in Accounts payable and other liabilities. No future charges related to the 757 airplane program are expected.

767 Program During recent months, market conditions have improved considerably and have resulted in increasing customer demand for new 767 airplanes. The accounting quantity for the 767 program increased by seven and eight units during the third and second quarters of 2005, respectively, and decreased by three units during the first quarter of 2005. Despite the recent airplane orders it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of this decision but program margins would be reduced.

777 Program The accounting quantity for the 777 program increased by 50 units during each of the third and second quarters of 2005 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft.

Deferred production costs

Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 of our 2004 Annual Report on Form 10-K, represent deferred production costs. As of September 30, 2005 and December 31, 2004, there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders for the 777 program.

The deferred production costs and unamortized tooling included in the 777 program’s inventory are summarized in the following table:

(Dollars in millions)	September 30 2005	December 31 2004
Deferred production costs	$594	$703
Unamortized tooling	$422	$485

As of September 30, 2005 and December 31, 2004, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

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

We estimate that just over 50% of our revenues are generated from fixed-price type contracts. Of the fixed-price contracts, an estimated 40% are fixed-price delivery contracts and an estimated 10% are fixed-price milestone. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition. Cost overruns may result in lower earnings, which would have an adverse effect on our financial results.

We estimate that just under 50% of our revenues are generated from cost type contracts. Revenues related to cost type contracts are recorded as costs are incurred plus negotiated profit in relation to the costs incurred. Cost type contracts are normally used for development and study type programs. Cost overruns on these contracts usually result in a lower profit-to-cost ratio. Sufficient notification must be given to the customer for any anticipated cost growth and the customer authorization to proceed must be received in order to be reimbursed for said costs. In some cost type contracts, additional fee may be awarded based on specified criteria. We estimate the fee value prior to actual award and accrue it based on the percentage completion method. Actual fee awards that differ from the estimates and accruals could impact the financial results.

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

We are subject to business and cost classification regulations associated with our U.S. Government defense and space contracts. Violations can result in civil, criminal or administrative fines, compensatory and treble damages, restitution, forfeitures, and suspension or debarment from U.S. Government contracts. We are continuing discussions towards resolution with the U.S. Government regarding the allocation methodology of pension costs and have assessed the impact of potential outcomes. Based on our assessment, the most probable outcome of this matter is expected to be immaterial to our business, financial condition, results of operations, and liquidity. However, it is not possible at this time to predict when resolution will be reached or the final outcome.

On April 5, 2005 the U.S. Army announced that it plans to convert the Future Combat Systems (FCS) program from an Other Transaction Agreement (OTA) to a standard DoD contract. An OTA is contracted under a different congressional authority than a standard DoD contract and generally imposes fewer administrative contractual requirements. The current OTA has been modified to incorporate clauses relating to the Truth in Negotiations Act, Cost Accounting Standards, and the Procurement Integrity Act. Boeing and the Army signed a Federal Acquisition Regulations-based Undefinitized Contract Authorization on September 23 and definitization is scheduled for March 2006. Based on our assessment of the possible contractual changes, we do not believe there will be a significant impact to earnings, cash flow and/or financial position.

On September 28, 2005 we received a partial stop-work order from the National Reconnaissance Office for the Future Imagery Architecture program, which makes it probable that our scope of work will be reduced. In the third quarter, revised cost and fee estimates were included in our financials to reflect our assessment of the probable outcome. If the final cost and fee turn out to be materially different than our current assessment, it could impact our financial performance. The anticipated revenue loss is less than 1% of the total Company revenue in 2005 and is less than 2% of annual forecasted revenue. This program is included in the Proprietary area of the Network Systems segment.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the nine months ended September 30, 2005, the venture conducted three successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our total net maximum exposure to loss from Sea Launch at September 30, 2005 totals $149 million. The components of this exposure are as follows:

(Dollars in Millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$495	$198	$297
Partner Loans (Principal and Interest)	419	251	168
Advances to Provide for Future Launches	122		11	$111
Trade Receivable from Sea Launch	247	247
Performance Guarantees	35	1	21	13
Subcontract Termination	25			25
Other Receivables from Sea Launch	35	35

	$1,378	$732	$497	$149

We made no additional capital contributions to the Sea Launch venture during the nine months ended September 30, 2005.

Delta

The cost estimates for the Delta II and Delta IV programs are based in part upon estimated quantities and timing of launch missions for existing and anticipated contracts (the Mission Manifest) to determine the allocation of fixed costs to individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. If these price adjustments do not occur, it could impact the financial performance of the Delta programs. The Mission Manifest represents management’s best estimate of the launch services market taking into account all known information. Due to the volatility of the government launch market, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and, therefore, the financial performance of the Delta programs. The Delta II and IV programs are reported in the L&OS segment.

The USAF lifted the Evolved Expendable Launch Vehicle (EELV) suspension on March 4, 2005. After this action, we were awarded a contract to provide infrastructure sustainment related to Delta IV launches. In addition, on June 20, 2005 we submitted a proposal in response to the initial Request for Proposals for the EELV Buy III program. Buy III contracts are expected to be issued to us and Lockheed Martin and may ultimately include up to twenty-four launches and additional infrastructure sustainment funding.

Satellites

As is the standard for the commercial satellite industry, contracts are fixed-price in nature. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. If the issues continue, they could result in a material charge. These programs are ongoing, and while we believe the cost estimates reflected in the financial statements are adequate and appropriate, the technical complexity of the satellites creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger TFD provisions or other financially significant exposure. We have one commercial satellite program that could expose us to a TFD notification risk of $137 million. Management believes a TFD is not likely due to continued performance to contract requirements and continuing contractual efforts in process. Our satellite programs are reported in either the Network Systems or L&OS segments.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch currently scheduled for the fourth quarter of 2005 for which full insurance coverage was not procured. We estimate that the potential uninsured amount for the launch currently scheduled for the fourth quarter of 2005 could range from $65 million to $315 million, depending on the nature of the uninsured event.

IDS Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$22,666	$22,838	$7,381	$8,259
% of Total Company Revenues	56%	58%	58%	63%
Operating Earnings	$2,966	$2,250	$1,303	$816
Operating Margins	13.1%	9.9%	17.7%	9.9%

			September 30 2005	December 31 2004
Contractual Backlog			$35,456	$39,151

Revenues

For the nine months ended September 30, 2005 revenues remained stable compared to the same period in 2004. Network Systems had increased volume in FCS, 737 Airborne Early Warning and Control (AEW&C), and Multi-mission Maritime Aircraft (MMA) of $1,092 million, partially offset by decreased volume in Proprietary, Ground-based Midcourse Defense (GMD), and Homeland Security of $1,015 million. A&WS revenues decreased between the two periods primarily due to a different mix of aircraft as increased deliveries on Apache, C-40, and T-45 of $224 million were offset by decreased deliveries on F/A-18, C-17, and F-15 coupled with lower volume on V-22 and the Comanche termination of $676 million. Support Systems had increased volume of $420 million in the Integrated Support programs including F-15K, C-17, and V-22, and in Training & Support Systems programs, partially offset by decreased volume of $162 million in the Maintenance, Modification & Upgrade programs including KC-135 and KC-10, and in Supply Chain Services. L&OS revenues declined as higher contract values for Delta IV launch contracts, increased launch milestone completions, and activity on a new satellite program of $178 million were offset by a favorable TFC settlement on a commercial satellite program in 2004 and the Rocketdyne Propulsion and Power (Rocketdyne) divestiture and decreased volume on NASA programs in 2005 of $276 million. For the three months ended September 30, 2005, IDS revenues decreased 11% compared to the same period in 2004 due to a different volume and mix of the programs mentioned above.

Operating Earnings

For the nine months ended September 30, 2005, earnings grew 32% compared to the same period in 2004 generating a 13.1% margin, primarily due to a $573 million net pre-tax gain on the sale of Rocketdyne in the L&OS segment. Excluding the Rocketdyne gain on sale, the margin was an outstanding 10.6%. Network Systems earnings decrease is due to $278 million of revised cost and fee estimates on Proprietary, GMD, a military satellite program, and 737 AEW&C in 2005 compared to $52 million in 2004, partially offset by $12 million of earnings associated with the higher revenue mentioned above. A&WS margins of 14.3% were down slightly from 2004 due to the revenue volume and mix stated above generating decreased earnings of $61 million in addition to higher performance improvements from contract closeout activity in 2004 of $107 million, partially offset by lower Tanker CSR&D activity in 2005 of $38 million. Support Systems also generated solid double digit margins of 14.4% with $53 million increased earnings from the revenue volume and mix stated above as well as higher performance improvements primarily in Supply Chain Services and Training & Support Systems. L&OS earnings improvement was driven primarily by the net pre-tax gains from the sale of Rocketdyne ($573 million) and Electron Dynamic Devices Inc. (EDD) ($25 million) excluding the impacts of pension curtailment reported in the Other segment, $115 million higher contract values for Delta IV launch contracts, and $25 million reduced Delta IV heavy demo CSR&D after a successful launch in 2004, compared to satellite performance issues and inventory write-downs in 2004 of $241 million. For the three months ended September 30, 2005, IDS earnings increased 60% compared to the same period in 2004 generating a strong 17.7% margin, primarily due to the gain on the Rocketdyne sale. Excluding the Rocketdyne sale, IDS had solid margins of 9.9% driven by the same program volume and mix and performance changes discussed above.

Divestitures

On February 28, 2005, we completed the stock sale of EDD to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $46 million and a net pre-tax gain of $25 million was recorded in the L&OS segment of IDS from the sale of the net assets. In addition, there was a related pre-tax loss of $68 million recorded in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlement.

On August 2, 2005, we completed the sale of the Rocketdyne business to United Technologies Corporation for cash proceeds of approximately $700 million under an asset purchase agreement. As defined in the purchase agreement, an additional $63 million in cash will be received to settle standard adjustments associated with the closing balance sheet. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. The assets and liabilities at closing that were subject to the transaction were $232 million and $37 million, respectively. See the breakout below for major classes of assets and liabilities sold. With the sale, we recorded a net pre-tax gain of approximately $582 million during the quarter ended September 30, 2005, predominantly in the L&OS segment. In addition, we expect to record a related pre-tax loss of $192 million for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 in our Other segment.

Assets (dollars in millions)		Liabilities (dollars in millions)
Accounts receivable	$59	Payables and accruals	$4
Inventory	73	Employment and Other	21
Property, Plant and Equipment	96	Environmental	12
Other	4

	$232		$37

Backlog

For the nine months ended September 30, 2005, contractual backlog decreased 9% or $3.7 billion, primarily due to incremental funding received on Proprietary, F-15 Korea, and C-17 multi-year programs and orders in Air Force Space, Supply Chain Services, Integrated Support, and various other programs totaling $19.0 billion, offset by sales throughout the segments of $22.7 billion.

Unobligated backlog decreased $4.3 billion primarily due to the incremental funding released on the programs mentioned above.

Network Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$8,374	$8,279	$2,737	$3,179
% of Total Company Revenues	21%	21%	22%	24%
Operating Earnings	$473	$693	$93	$298%
Operating Margins	5.6%	8.4%	3.4%	9.4%

			September 30 2005	December 31 2004
Contractual Backlog			$7,042	$10,190

Revenues

For the nine months ended September 30, 2005 revenues grew slightly compared to the same period in 2004 driven primarily by increased volume on FCS, 737 AEW&C, and MMA, partially offset by decreased activity in Proprietary, GMD, and Homeland Security. For the three months ended September 30, 2005, revenues decreased 14% compared to the prior year as increased volume on FCS and MMA was offset by decreased activity in Proprietary, GMD, military satellite programs, 737 AEW&C, and Homeland Security.

Operating Earnings

For the nine months ended September 30, 2005, earnings decreased 32% compared to the same period in 2004 due to revised cost and fee estimates for Proprietary, GMD, a military satellite program, and 737 AEW&C in 2005 compared to 2004, partially offset by earnings associated with the revenue volume and mix mentioned above. For the three months ended September 30, 2005, earnings decreased 69% compared to the prior year due to the revenue volume and mix mentioned above as well as revised cost and fee estimates on Proprietary and a military satellite program.

Backlog

For the nine months ended September 30, 2005, contractual backlog decreased 31% primarily due to funding and orders in Proprietary, Air Force Space, FCS, and GMD offset by sales throughout the segment.

Aircraft and Weapons Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$8,345	$8,767	$2,574	$3,074
% of Total Company Revenues	21%	22%	20%	24%
Operating Earnings	$1,196	$1,345	$385	$483
Operating Margins	14.3%	15.3%	15.0%	15.7%

			September 30 2005	December 31 2004
Contractual Backlog			$18,762	$18,256

Revenues

For the nine months ended September 30, 2005, revenues decreased 5% compared to the same period in 2004 primarily due to a different mix of aircraft as increased deliveries on Apache, C-40, and T-45 were offset by decreased deliveries on F/A-18, C-17, and F-15 coupled with lower volume on V-22 and the Comanche termination. For the three months ended September 30, 2005, revenues decreased 16% from the prior year also due to a different mix of aircraft as increased deliveries on Apache and T-45 were offset by decreased deliveries on C-17, F-15, and F/A-18 in addition to lower volume on V-22 and Chinook.

Deliveries of units for principal production programs (new build aircraft only) were as follows:

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
C-17 Globemaster	12	13	3	5
F/A-18E/F Super Hornet	32	37	11	12
T-45TS Goshawk	8	5	3	1
F-15E Eagle	2	3	0	1
CH-47 Chinook	0	0	0	0
C-40A Clipper	2	1	0	1
AH-64 Apache	7	0	2	0

Operating Earnings

For the nine months ended September 30, 2005, earnings decreased 11% compared to the same period in 2004 due to the delivery and volume mix mentioned above and higher performance improvements from contract closeout activity in 2004, partially offset by decreased Tanker CSR&D activity in 2005. For the three months ended September 30, 2005, earnings decreased 20% from the prior year for the same reasons previously mentioned.

Backlog

For the nine months ended September 30, 2005, contractual backlog increased 3% primarily driven by incremental funding received for C-17 multi-year and F-15 Korea and orders for Joint Direct Attack Munition, Chinook, Apache, F/A-22, F/A-18 and V-22, partially offset by deliveries and sales throughout the segment.

Support Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$3,754	$3,490	$1,401	$1,184
% of Total Company Revenues	9%	9%	11%	9%
Operating Earnings	$540	$478	$192	$188
Operating Margins	14.4%	13.7%	13.7%	15.9%

			September 30 2005	December 31 2004
Contractual Backlog			$6,015	$6,505

Revenues

For the nine months ended September 30, 2005, revenues increased 8% from the same period in 2004 due to increased volume in the Integrated Support programs including F-15K, C-17, and V-22, and in the Training & Support Systems programs, partially offset by reduced volume in the Maintenance, Modification & Upgrade programs including KC-135 and KC-10, and in Supply Chain Services. For the three months ended September 30, 2005, revenues increased 18% from the prior year primarily due to a similar program volume and mix of the same programs mentioned above.

Operating Earnings

For the nine months ended September 30, 2005, Support Systems earnings increased 13% from the same period in 2004, reflective of strong performance from Supply Chain Services and Training & Support Systems as well as the increased volume mentioned above. For the three months ended September 30, 2005, earnings increased slightly from the prior year driven by the same revenue volume and mix and performance improvements discussed above offset by higher contract closeout activity in Supply Chain Services and Integrated Support programs in 2004.

Backlog

For the nine months ended September 30, 2005, contractual backlog decreased 8% primarily due to orders in Supply Chain Services and Integrated Support programs offset by sales throughout the segment.

Launch & Orbital Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$2,193	$2,302	$669	$822
% of Total Company Revenues	5%	6%	5%	6%
Operating Earnings	$757	$(266)	$633	$(153)
Operating Margins	34.5%	(11.6)%	94.6%	(18.6)%

			September 30 2005	December 31 2004
Contractual Backlog			$3,637	$4,200

Revenues

For the nine months ended September 30, 2005, revenues decreased 5% compared to the same period in 2004 as higher contract values for Delta IV launch contracts, increased launch milestone completions, and activity on a new satellite program were offset by a favorable TFC settlement on a commercial satellite program in 2004 and the Rocketdyne divestiture and decreased volume on NASA programs in 2005. For the three months ended September 30, 2005, revenues decreased 19% compared to the prior year primarily due to the Rocketdyne divestiture and reduced NASA Return to Flight activity.

Deliveries of production units were as follows:

	Nine months ended September 30		Three months ended September 30
	2005	2004	2005	2004
Delta II	2	3	0	2
Delta IV	0	0	0	0
Commercial/Civil Satellites	3	2	0	0

Operating Earnings

For the nine months ended September 30, 2005, L&OS earnings improvement over the same period in 2004 was driven by the net gains on the sale of Rocketdyne ($573 million) and EDD ($25 million), higher contract values for Delta IV launch contracts, and decreased Delta IV heavy demo CSR&D activity in 2005, compared to performance issues and inventory write-downs in the satellite business in 2004. For the three months ended September 30, 2005, earnings increased compared to the prior year primarily due to the $573 million net gain from the sale of Rocketdyne, improved performance in the satellite business over 2004, and higher contract values for Delta IV launch contracts.

We are a 50/50 partner with Lockheed Martin Corporation (Lockheed) in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus type contracts. Our proportionate share of joint venture earnings is recognized as income. Included in the L&OS operating earnings for the three months ended September 30, 2005, were $18 million compared to $24 million for the same period in 2004. For the nine months ended September 30, 2005, earnings were $55 million compared to $50 million for the same period in 2004.

We also have entered into an agreement with Lockheed to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. This venture solidifies our position in the government expendable launch system market for the foreseeable future. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally which is expected to occur in the fourth quarter of 2005. On August 9, 2005, the European Commission determined that ULA was compatible with European Union merger control regulation. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. ULA will be reported in the L&OS segment of IDS. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position.

Backlog

For the nine months ended September 30, 2005, contractual backlog decreased 13% due to International Space Station, NASA, and Delta orders offset by sales throughout the segment.

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

At September 30, 2005, BCC’s portfolio consisted of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease totaling $9.2 billion, which was substantially commercial aircraft.

Refer to our discussion of the airline industry environment in the Commercial Airplanes – Business Environments and Trends. Future profitability is impacted by continued competitive fare pricing or a lack of improvement in yields.

Future airline profitability may lead to an increase in demand for new and used aircraft resulting in an overall increase in values and lease rates for the aircraft in BCC’s portfolio.

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

Aircraft values and lease rates are also impacted by the number and type of aircraft that are currently out of service. Approximately 1,700 commercial jet aircraft (9.6% of the current world fleet) continue to be parked, including both in-production and out-of-production types of aircraft, of which over 50% are not expected to return to service.

On January 12, 2005, Commercial Airplanes decided to conclude production of the 717 program in 2006 due to the lack of overall market demand for the aircraft. At September 30, 2005, $2.5 billion of BCC’s portfolio was collateralized by 717 aircraft. During the nine months ended September 30, 2005, BCC provided $24 million in valuation reserves due to a decrease in collateral value of the 717 aircraft. During the nine months ended September 30, 2005, the Other segment also provided an additional $40 million in valuation reserves due to a decrease in the collateral value of the 717 aircraft. Should the 717 aircraft suffer a decline in value and market acceptance, such impacts could result in a potential material adverse effect on the Other segment’s earnings, cash flows and/or financial position.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of September 30, 2005. BCC does not expect that the current bankruptcies or reorganization of United Air Lines, Inc. (United), ATA Holdings Corp. (ATA), Viacao

Aerea Rio-Grandense (VARIG), Delta Airlines, Inc. (Delta) or Northwest Airlines, Inc. (Northwest) including a return of some or all of the aircraft financed, will have a material adverse effect on its earnings, cash flow and/or financial position.

At September 30, 2005 and December 31, 2004, United accounted for $1.1 billion (11.8% and 11.7%) of BCC’s total portfolio. At September 30, 2005, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At September 30, 2005, United was BCC’s second largest customer based on portfolio carrying value. United continues to operate under Chapter 11 bankruptcy protection. In March 2005, United obtained approval from the bankruptcy court to extend its debtor-in-possession financing credit facilities through December 31, 2005. United is continuing to pursue alternative financing. At September 30, 2005, United was current on all of its obligations related to these 20 aircraft.

United retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC’s aircraft. The terms of BCC’s restructuring with United, which were approved by the federal bankruptcy court, set forth the terms under which all 20 aircraft financed by BCC are expected to remain in service upon United’s emergence from Chapter 11 bankruptcy protection. If United exercises its right to reject the agreed upon restructuring terms, the terms of all of the leases and loans with United would immediately revert to the original terms, which are generally less favorable to United. United would retain its right under Chapter 11 bankruptcy protection to return the aircraft in the event of a reversion to the original lease and loan terms. During the fourth quarter of 2004, United requested BCC restructure its financing terms further as part of its ongoing efforts to emerge from bankruptcy. On September 7, 2005, United filed its Joint Plan of Reorganization. BCC continues to have discussions with United regarding restructuring of its financing arrangements as part of its ongoing efforts to emerge from bankruptcy.

At September 30, 2005 and December 31, 2004, ATA accounted for $371 million and $705 million (4.0% and 7.3%) of BCC’s total portfolio. At September 30, 2005, the ATA portfolio consisted of nine operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease the 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. On July 14, 2005, the bankruptcy court approved the assumption of 11 of the restructured 757 aircraft leases. By mutual agreement between BCC and ATA, one 757 aircraft lease was rejected and the aircraft returned to accommodate BCC’s timely re-leasing of the aircraft to Continental Airlines, Inc. (Continental). ATA is obligated to pay rent on all aircraft until returned. The July 14, 2005 bankruptcy court order also approved a settlement agreement setting forth BCC’s deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claims for the remaining eight 757 aircraft that will be returned to BCC. In February 2005, following completion of certain conditions, BCC reclassified the 12 757 aircraft from finance leases to operating leases due to new lease terms negotiated with ATA. BCC reduced the carrying value of the leases by $200 million to the fair value of the underlying leased assets, which was recorded as a reduction of the allowance for losses on receivables of $119 million recorded by BCC and $81 million recorded by the Other segment. This transaction had no impact to earnings. With regard to the eight aircraft, we have entered into an agreement with Continental to lease the aircraft for periods ranging from five to eight years. Three of these aircraft have already been returned and subsequently delivered to Continental. The return dates of the remaining five aircraft should enable us to meet the delivery dates committed to Continental as part of the agreement.

At September 30, 2005 and December 31, 2004, VARIG accounted for $323 million and $400 million (3.5% and 4.1%) of BCC’s total portfolio. We exercised early lease termination rights and took possession of two MD-11 aircraft in the second quarter of 2005 in the amount of $73 million. The aircraft were subsequently sold to another customer. On June 17, 2005, VARIG filed request for reorganization which was granted on June 22, 2005 by Brazilian courts. VARIG presented a reorganization plan to the court on September 12, 2005. As of July 15, 2005, VARIG had stopped making rent and maintenance reserve payments. At September 30, 2005, the VARIG portfolio consisted of two 737 aircraft and seven MD-11 aircraft. In October 2005, VARIG returned one MD-11 aircraft which was immediately re-leased to another customer. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings, some of which are ongoing.

At September 30, 2005 and December 31, 2004, Delta accounted for $112 million and $146 million (1.2% and 1.5%) of BCC’s total portfolio. At September 30, 2005, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. To date, none of the aircraft securing BCC’s investments have been rejected or returned.

At September 30, 2005 and December 31, 2005, Northwest accounted for $484 million and $295 million (5.3% and 3.0%) of BCC’s total portfolio. At September 30, 2005, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection on September 14, 2005. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. Northwest has filed a motion to reject leases or return certain aircraft including the aircraft financed in part by BCC’s ETC investment in a 747 aircraft. In October 2005, Northwest requested a restructuring of certain obligations and BCC is currently evaluating the request. As a result of the current financial difficulties of Northwest, BCC has deemed the EETC and ETC to be other than temporarily impaired. As of September 30, 2005, we reduced the carrying values of these investments to their estimated fair values of $26 million and recorded an asset impairment charge of $24 million.

Summary Financial Information

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2005	2004	2005	2004
Revenues	$728	$733	$230	$253
% of Total Company Revenues	1.8%	1.9%	1.8%	1.9%
Operating Earnings	$192	$148	$28	$60
Operating Margins	26.4%	20.2%	12.2%	23.7%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from operating lease equipment, investment income, gains/losses on disposals of investments and gains/losses on revaluation of derivatives.

For the nine months ended September 30, 2005, revenues decreased compared with the same period in 2004 primarily due to $24 million gain on sale of four aircraft in the first nine months of 2005 compared with a $34 million net gain on a partial sale of a note receivable in the first nine months of 2004. These types of gains are intermittent in nature and depend in part on the market conditions at the time of the disposal and BCC’s decision to sell or re-lease when aircraft are returned. There can be no assurance that BCC will recognize such gains in the future. Additionally, certain leases were reclassified from finance leases to operating leases, resulting in increased operating lease income.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in operating earnings during the nine months ended September 30, 2005, was primarily due to a lower asset impairment expense and the absence of debt redemption costs partially offset by increased depreciation expense.

As summarized in the following table, during the nine and three months ended September 30, 2005, we recognized pre-tax expenses of $87 million, of which $11 million related to BCC, and $62 million, of which $32 million related to BCC, in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values. For the same periods in 2004, we recognized pre-tax expenses of $127 million, of which $32 million related to BCC, and $28 million, which was comprised of $22 million in pre-tax income at BCC and $50 million pre-tax expenses at the Other segment.

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Nine months ended September 30, 2005
Provision for losses	$(28)	$76	$48
Asset impairment expense related to customer financing	13		13
Other charges	26		26

	$11	$76	$87

Nine months ended September 30, 2004
Provision for losses	$(42)	$82	$40
Asset impairment expense related to customer financing	27	2	29
Other charges	47	11	58

	$32	$95	$127

(Dollars in millions)	BCC Segment	Other Segment	Consolidated
Three months ended September 30, 2005
Provision for losses	$4	$30	$34
Asset impairment expense related to customer financing	4		4
Other charges	24		24

	$32	$30	$62

Three months ended September 30, 2004
Provision for losses	$(51)	$48	$(3)
Asset impairment expense related to customer financing	11	2	13
Other charges	18		18

	$(22)	50	$28

During the nine months ended September 30, 2005, BCC recorded a recovery to reduce the provision for losses by $28 million, which consisted of a net benefit of $26 million as a result of Hawaiian’s emergence from bankruptcy (including a partial offset by a decline in the collateral value of the 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes and a provision of $14 million. During the three months ended September 30, 2005, BCC recorded a provision of $4 million. During the nine and three months ended September 30, 2004, BCC recorded a recovery to reduce the provision for losses by $42 million and $51 million. The factors contributing to this were the mitigation of collateral exposure with certain customers, net benefit due to refinements in the methodology for measuring collateral values offset by an increase in requirement from the determination that receivables from a customer were subject to impairment. During the nine and three months ended September 30, 2005, the Other segment recorded a provision for losses of $76 million and $30 million primarily due to a decrease in the collateral value of the 717. During the nine and three months ended September 30, 2004, the Other segment recorded a provision for losses of $82 million and $48 million due to deteriorated airline credit ratings and depressed aircraft values.

During the nine and three months ended September 30, 2005, BCC recognized customer financing-related asset impairment charges of $13 million and $4 million as a result of declines in market values and projected future rents for aircraft and equipment. During the nine and three months ended September 30, 2005, BCC also recognized a charge of $26 million and $24 million, which is comprised of asset impairment expense of $53 million and $51 million to record its investment in EETCs at their fair values, partially offset by the fair value of other collateral available to BCC in the amount of $27 million. During the nine months ended September 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $74 million. This was primarily comprised of $27 million related to aircraft and equipment under operating lease and held for sale or re-lease and $47 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. During the three months ended September 30, 2004, BCC recognized customer financing-related and investment-related asset impairment charges totaling $29 million. This was primarily comprised of $11 million related to aircraft and equipment under operating lease and held for sale or re-lease and $18 million related to an other than temporary impairment of a held-to-maturity investment in ATA maturing in 2015. The Other segment did not recognize any asset impairment charges associated with customer financing activities during the nine and three months ended September 30, 2005. However, the Other segment recognized charges of $13 million during the nine months ended September 30, 2004, which related to the decline in lease rates on certain aircraft. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

	September 30 2005	December 31 2004
Portfolio	$9,207	$9,680
% of Total Receivables in Valuation Allowance	2.0%	4.2%
Debt	$6,436	$7,024
Debt-to-Equity Ratio	4.8-to-1	5.0-to-1

BCC’s portfolio at September 30, 2005 decreased from December 31, 2004 due to the sale of portfolio assets, prepayments, and the impact of restructuring certain ATA finance leases to operating leases resulting in a $200 million write-down to fair value. At September 30, 2005 and December 31, 2004, BCC had $110 million and $37 million of assets that were held for sale or re-lease, which, as of September 30, 2005, included $38 million of performing assets. Of the remaining $72 million and $37 million of assets held for sale or re-lease at September 30, 2005 and December 31, 2004, $63 million and $25 million had firm contracts to be placed on lease. Additionally, leases with a carrying value of approximately $609 million are scheduled to terminate in the next 12 months. The related aircraft will be remarketed, of which $384 million had firm contracts in place at September 30, 2005 to be sold or placed on lease. While we have historically been successful in placing aircraft, potential delays in selling or placing these assets on lease at reasonable rates or declines in value may negatively affect BCC’s earnings, cash flows and/or financial position.

OTHER

Other segment losses were $274 million and $97 million for the nine and three months ended September 30, 2005 as compared to losses of $373 million and $145 million for the nine and three months ended September 30, 2004. Major factors contributing to the decrease in losses for the Other segment are described below.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 million with related capital commitment obligations of $76 million for a purchase price of $24 million. During the nine months ended September 30, 2005, we recorded an asset impairment charge of $41 million as a result of this agreement, which is included in Other income, net on the Condensed Consolidated Statements of Operations. We have closed the sale on investments of $52 million with net proceeds of $15 million as of September 30, 2005 and expect the remaining closings to be consummated during the fourth quarter of 2005.

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

During April 2005, we received full repayment for the financing arrangement from TRM. Additionally, we signed an agreement to eliminate any ongoing obligations for TRM’s expenses after April 28, 2005. As a result, during the nine months ended September 30, 2005, we were able to recognize the remaining deferred lease income of $369 million and repayment for the financing arrangement of $42 million as Revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 million in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2005.

During the nine and three months ended September 30, 2005, provisions for losses of $76 million and $30 million were recorded primarily due to a decrease in the collateral value of the 717. During the nine and three months ended September 30, 2004, provisions for losses of $82 million and $48 million were recorded due to deteriorated airline credit ratings and depressed aircraft values. No asset impairment charges associated with customer financing activities were recorded during the nine and three months ended September 30, 2005. However, charges of $13 million were recognized during the nine months ended September 30, 2004, which related to the decline in lease rates on certain aircraft.

Share-based compensation expense increased by $243 million in the nine months and $80 million in the three months ended September 30, 2005 compared to the same periods one year earlier. The increases reflect the vesting of performance shares, acceleration of expense for retirement eligible employees and a cumulative adjustment to compensation expense of $88 million related to performance shares that may be settled in cash or common stock.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment. We have early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. This Standard changes our method of measuring and recognizing compensation expense for our Performance Shares and requires a forfeiture assumption for our unvested awards.

For Performance Shares awarded in 2005 and forward, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model instead of the grant date market price used for previous awards. We changed our valuation technique based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. As a result, total compensation for the 2005 Performance Share awards will be reduced by approximately $265 million using the Monte Carlo simulation model instead of the grant date market price. However, using the Monte Carlo simulation model results in accelerated recognition of compensation expense since each stock price threshold is treated as a separate grant. The increase in compensation expense due to the change in valuation method was immaterial for the nine months ended September 30, 2005. As of September 30, 2005, there was $559 million, $343 million and $8 million of total unrecognized compensation cost related to Performance Shares, ShareValue Trust and Stock Options which is expected to be recognized over a period of 2.3, 4.8 and 2.6 years, respectively.

With the adoption of SFAS No. 123R, we recorded an increase in net earnings as a cumulative effect of accounting change based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. For the nine months ended September 30, 2005, the amount of cumulative effect of accounting change for share forfeitures was $21 million, net of taxes of $12 million; and the net effect on basic and diluted earnings per share was $0.02 and $0.03, respectively.

As of September 30, 2005, we have investments of approximately $3.3 billion. On an ongoing basis, we perform an impairment test on our investment securities to determine if the fair value decline of a security is other-than-temporary. If the impairment is other-than-temporary, we reset the cost basis for the impaired security and record the charge in the Condensed Consolidated Statements of Operations.

Standards Issued and Not Yet Implemented

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for us for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods and cannot be determined until the event occurs in future periods.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. This Interpretation clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by this Interpretation are those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than December 31, 2005. We are currently evaluating the impact of FIN 47 on our financial statements.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 provides guidance as to when a general partner, or the general partners as a group, control a limited partnership or similar entity when the limited partners have certain rights. EITF 04-5 is effective as of June 29, 2005 for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified. EITF 04-5 is effective as of January 1, 2006 for all other limited partnerships. Our adoption of the provisions of EITF 04-5 will not have a material impact on our financial statements.

In July 2005, the FASB issued Staff Position (FSP) No. Accounting Principles Board Opinion (APB) 18-1, Accounting by an Investor for its Proportionate Share of Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence. This FSP provides guidance on how an investor should account for its proportionate share of an investee’s equity adjustments for other comprehensive income upon a loss of significant influence. FSP No. APB 18-1 is effective as of October 1, 2005. Our adoption of the provisions of FSP No. APB 18-1 will not have a material impact on our financial statements.

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to APB 29, Accounting for Nonmonetary Transactions. The Task Force agreed this Issue should be applied to new arrangements entered into in reporting periods beginning after March 15, 2006, and to all inventory transactions that are completed after December 15, 2006, for arrangements entered into prior to March 15, 2006. We are currently evaluating the impact of EITF 04-13 on our financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to the condensed consolidated financial statements, for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2004, we reported that in October 2003, a third shareholder derivative action was filed against us as nominal defendant and against each then current member of our Board of Directors in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff’s motion with the U.S. Court of Appeals for the Second Circuit for en banc hearing was denied and plaintiff has filed a notice that it will seek U.S. Supreme Court review, which we will oppose. It is not possible to determine whether this shareholder derivative action could or would have a material adverse effect on our financial position.

In our Annual Report on Form 10-K for the period ended December 31, 2004, we reported that we are (or were) a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification was or is being sought or has been granted. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases. The lawsuits are in varying stages of litigation. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decision in the Los Angeles case was affirmed on appeal, the decision in the Kansas case is on appeal, and the Missouri case has been dismissed with prejudice. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status, and is scheduled for trial in November 2005 (although the trial date is likely to be continued into 2006). We intend to continue our aggressive defense of these cases. It is not possible to determine whether the pending employment discrimination matters could or would have a material adverse effect on our financial position.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
7/01/05 thru 7/31/05	878	$65.0990	0	50,385,044
8/01/05 thru 8/31/05	7,649,506	$66.8681	7,644,700	42,740,344
9/01/05 thru 9/30/05	6,033,563	$65.1539	6,027,500	36,712,844
TOTAL	13,683,947	$66.1122	13,672,200	36,712,844

(1)	We repurchased an aggregate of 13,672,200 shares of our common stock in the open market pursuant to our repurchase program that we publicly announced on May 3, 2004 (the Program) and an aggregate of 11,747 shares of our common stock in stock swap transactions outside of the Program.

(2)	Previously, our Board of Directors approved the repurchase of up to an aggregate of 85 million shares of our common stock pursuant to the Program. On June 27, 2005, our Board of Directors authorized a new share repurchase program for up to 40 million additional shares. Unless terminated earlier by resolution of our Board of Directors, our repurchasing programs will expire when we have repurchased all shares authorized for repurchase there under.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(10)	Material Contracts

(i) Restricted Stock Unit Grant Notice of Terms, effective August 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated August 29, 2005).

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

THE BOEING COMPANY
(Registrant)

October 26, 2005	/s/ Harry S. McGee III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)