Form 10-K
period 2005-12-31
BOEING CO
filed 2006-02-28
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      X        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No      X

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer    ☒    Accelerated Filer    ☐    Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, there were 780,335,285 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $51.5 billion.

The number of shares of the registrant’s common stock outstanding as of January 31, 2006 was 800,386,638.

(This number includes 40 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

Part I and Part II incorporate information by reference to certain portions of the Company’s 2005 Annual Report to Shareholders. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2005

i

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the effect of the expiration of any patents or termination of any patent license agreements on our business;

•	the adequacy of coverage, by allowance for losses, of risks related to our foreign accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to terminate production of a commercial airplane program;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. Government or foreign government defense and space budgets on our revenues from our IDS business segments;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. Government contracts;

•	the receipt of future contracts and appropriate pricing for Delta II and Delta IV programs;

•	the future demand for commercial satellites and projections of future order flow;

•	the potential for technical or quality issues in the commercial satellite industry to cause us to incur a material charge or experience a termination by default;

•	the outcome of any litigation and/or government investigation in which we are a party and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and healthcare cost inflation trends;

•	the amounts and effects of underinsured operations;

ii

•	the effects of contractual changes to the Future Combat Systems program on our revenues or financial position; and

•	the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures.

This report includes important information as to these factors in the “Business” section under the heading “Other Business Information” and in the “Risk Factors” and “Legal Proceedings” sections and in the Notes to our consolidated financial statements included herein. Additional important information as to these factors is included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

iii

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “we”, “us”, “our”), is one of the world’s major aerospace firms. We are organized based on the products and services we offer. We operate in six principal segments:

•	Commercial Airplanes;

•	The four segments that comprise our Integrated Defense Systems (IDS) business:

•	Aircraft and Weapon Systems (A&WS),

•	Network Systems,

•	Support Systems and

•	Launch and Orbital Systems (L&OS)

•	Boeing Capital Corporation (BCC).

Our Other segment classification principally includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; and Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products.

Commercial Airplanes Segment

The Commercial Airplanes segment is involved in developing, producing and marketing commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and foreign airlines. This family of commercial jet aircraft currently includes the 717 and 737 Next-Generation narrow-body models and the 747, 767, 777 and 787 wide-body models. The 747-8, 767-300 Boeing Converted Freighter, 777 Freighter and 737-900ER programs were launched in 2005. Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to complete production of the program. Final delivery of the 757 aircraft occurred in April of 2005. On January 12, 2005 we announced our decision to complete production of the 717 commercial aircraft in 2006 due to the lack of overall market demand for the aircraft. Final delivery of the 717 aircraft will occur in the second quarter of 2006. On June 16, 2005, we completed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under an asset purchase agreement to a new entity, which was subsequently named Spirit Aerosystems, Inc. (Spirit) and is owned by Onex Partners LP. Commercial Aviation Services offered to commercial customers worldwide include aviation support, aircraft modifications, spares, training, maintenance documents and technical advice.

Integrated Defense Systems Segments

Boeing’s IDS business is principally involved in the research, development, production, modification and support of the following products and related systems and services: military aircraft, including fighters, transports, tankers, and helicopters; missiles; space systems; missile defense systems; satellites and satellite launch vehicles; and communications, information and battle management systems. IDS is focused on bringing value to our customers through our expertise in large scale systems integration, our knowledge of legacy platforms, our initiatives to define and utilize common network-centric architectures across the organization, and our commitment to providing best-of-industry solutions. IDS’s primary customer is the United States Department of Defense (US DoD) with additional revenues being derived from the National Aeronautics and Space Administration (NASA) and international defense and civil markets. Over 90% of IDS 2005 revenues were from our US DoD customer. IDS operates in four financial reporting segments: A&WS, Network Systems, Support Systems, and L&OS.

Aircraft and Weapons Systems:

This segment is engaged in the research, development, production, and modification of precision engagement and mobility products and services. Included in this segment are programs such as Apache, F/A-18E/F, EA18G, F-22, F-15, Harpoon, Joint Direct Attack Munition, Joint Unmanned Combat Air System, Small Diameter Bomb, Stand-off Land Attack Missile – Expanded Response (SLAM-ER), C-17, 767 Tanker, C-32, C-40, V-22, and Chinook.

Network Systems:

This segment is engaged in the research, development, production, and modification of products and services to assist our customers in transforming their operations to be network-centric and to develop missile defense systems. Included in this segment are programs such as 737 Airborne Early Warning & Control (AEW&C), Combat Survivor Evader Locator (CSEL), Family of Beyond-line-of-sight Terminals (FAB-T), Future Imagery Architecture (FIA), Future Combat Systems (FCS), Global Positioning System (GPS), Joint Tactical Radio System (JTRS) cluster 1 and Airborne, Maritime/Fixed station (AMF), P-8A Multi-mission Maritime Aircraft (MMA), Proprietary, Military Space Systems, Airborne Laser, Patriot Advanced Capability-3 (PAC-3), and Ground-based Midcourse Defense (GMD).

Support Systems:

This segment is engaged in the operations, maintenance, training, upgrades, and logistics support functions for military platforms and operations. Included in this segment are program areas such as Integrated Support (C-17, F-15 Korea, AC-130, CV-22), Maintenance, Modifications and Upgrades (Apache, B-52, C-130 Avionics Modernization Program, E-4B, E-6, F/A-18, KC-10, KC-135, T-38), Training and Support Systems (T-45) and Supply Chain Services.

Launch and Orbital Systems:

This segment is engaged in the research, development, production, and modification of launch exploration and satellite products and services. Included in this segment are programs such as Space Shuttle, International Space Station, Crew Exploration Vehicle, United Space Alliance Joint Venture, Delta II and Delta IV launch vehicles, and Sea Launch Joint Venture, as well as commercial satellite solutions.

Boeing Capital Corporation Segment

In the commercial aircraft market, BCC provides selective financing solutions to our Commercial Airplanes segment customers. In the space and defense markets, BCC primarily structures financing solutions for our IDS segment government customers. BCC’s portfolio consists of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Financial and Other Business Information

See Note 25 for financial information, including revenues, net earnings and our backlog of firm contractual orders, for each of the major business segments.

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

International Sales

See Note 25 for information regarding international sales.

Research and Development

Research and development expenditures involve experimentation, design, development and related test activities for defense systems, new and derivative commercial military and jet aircraft, advance space and other company-sponsored product development. These expenditures are either expensed as incurred or are included in amounts allocable as reimbursable overhead costs on U.S. Government contracts. The expenses are presented net of payments in accordance with cost sharing arrangements with some suppliers as described on page 64. In addition, Boeing Technology, our advanced research and development organization, focuses on improving our competitive position by investing in certain technologies and processes that apply to multiple business units. Technology investments currently being pursued within Boeing Technology include network-centric operations, affordable structures and manufacturing technology, lean and efficient design processes and tools, lean support and service initiatives, advanced platform systems and safe and clean products.

Our total research and development expense amounted to $2.2 billion, $1.9 billion, and $1.7 billion in 2005, 2004, and 2003, respectively. This is net of research and development cost sharing payments from suppliers of $611 million in 2005 and $205 million in 2004 related to our 787 program.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 27-33 and 34-44.

Employees

Our workforce level at December 31, 2005 was approximately 153,000, including approximately 1,100 in Canada and 3,600 in Australia.

As of December 31, 2005, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	17%	During 2005, we completed negotiations with the largest IAM unit. We have major agreements expiring in May 2007 and September 2008.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	14%	We completed agreements with three major SPEEA units during 2005. We have major agreements with SPEEA expiring in February and December 2008.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	3%	Negotiations with a UAW unit which were scheduled for completion during 2005 are still in process. There are major agreements expiring in May and October 2007.

Competition

The commercial jet aircraft market and the airline industry remain extremely competitive. We face aggressive international competitors, including Airbus, that are intent on increasing their market share. To effectively and profitably compete, we focus on new product technology, improving our processes and continuing cost reduction efforts. We continue to leverage our extensive customer support services network for airlines throughout the world to provide a higher level of customer satisfaction and productivity.

IDS faces strong competition in all market segments, primarily from Lockheed Martin, Northrop Grumman, Raytheon and General Dynamics. Foreign companies such as BAE Systems and European Aeronautic Defence and Space Company continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

BCC primarily competes with the customer financing activities of other aerospace and defense companies offering in-house customer financing. The sales and deliveries of aircraft BCC finances are influenced by conditions prevailing in the aerospace and financial markets, and in business generally BCC faces competition from other aerospace and defense companies also offering in-house customer financing. In the sale or remarketing of returned aircraft, BCC competes with other leasing companies and financial institutions in the used aircraft market. BCC competes primarily on the basis of pricing, terms, structure and service.

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

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 24 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

International. Our international sales are subject to U.S. and foreign governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Raw Materials and Suppliers

We are dependent on the availability of energy sources, such as electricity, at affordable prices. We are also highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and foreign companies. We are dependent upon the ability of large numbers of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. We maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties.

Other Information

Boeing was originally incorporated in the State of Washington in 1916 and reincorporated in Delaware in 1934. Our principal executive offices are located at 100 N. Riverside, Chicago, Illinois 60606 and our telephone number is (312) 544-2000.

General information about us can be found at www.boeing.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the Securities and Exchange Commission (SEC). Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our web site as soon as reasonably practicable after we file them with, or furnish them to, the SEC. These reports may also be obtained at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Boeing.

Item 1A. Risk Factors

An investment in our common stock or debt securities involves risks and uncertainties and our actual results and future trends may differ materially from our past performance due to a variety of factors, including, without limitation, the following:

We depend heavily upon commercial customers, our suppliers and the worldwide market, which are subject to unique risks.

We derive a significant portion of our revenues from a limited number of major commercial airlines, some of which have encountered financial difficulties. We depend on a limited number of customers,

including the major commercial airlines. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer has ended. The loss of any of the major commercial airlines as customers could significantly reduce our revenues and our opportunity to generate a profit. Several commercial airlines, including United Airlines (United), U.S. Airways, Hawaiian Airlines, Inc. (Hawaiian), Northwest Airlines, Inc. (Northwest), Delta Air Lines, Inc. (Delta), ATA Holdings Corp (ATA), and Viacao Aerea Rio-Grandense (VARIG) have filed for bankruptcy protection. United recently exited from bankruptcy, Hawaiian emerged from bankruptcy and U.S. Airways emerged from its second bankruptcy in 2005.

We depend on a variety of factors to deliver aircraft on time, which are subject to unique risks. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials, internal and supplier produced parts, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors, and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows thus resulting in significant inefficiencies. In addition, the introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

We rely on market conditions to sell aircraft into the future. The worldwide market for commercial jet aircraft is predominately driven by long-term trends in airline passenger traffic. The principal factors underlying long-term traffic growth are sustained economic growth and political stability, both in developed and emerging countries. Demand for our commercial aircraft is further influenced by airline industry profitability, world trade policies, government-to-government relations, terrorism, disease outbreaks, environmental constraints imposed upon aircraft operations, technological changes, and price and other competitive factors.

Our commercial aircraft customers may cancel, modify or reschedule orders. We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling. Changes in the economic environment and the financial condition of the airline industry could result in customer requests for rescheduling or cancellation of contractual orders. Since a significant portion of our backlog is related to orders from commercial airlines, further adverse developments in the commercial airline industry could cause customers to reschedule or terminate their contracts with us.

We depend heavily on U.S. Government contracts, which are subject to unique risks.

In 2005, 51% of our revenues were derived from U.S. Government contracts. In addition to normal business risks, our contracts with the U.S. Government are subject to unique risks some of which are beyond our control.

The funding of U.S. Government programs is subject to Congressional appropriations. Many of the U.S. Government programs in which we participate may extend for several years; however, these programs are normally funded on an annual basis. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. The termination of the funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially negative impact on our operations.

The U.S. Government may modify, curtail or terminate our contracts. The U.S. Government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our contract costs are subject to audits by U.S. Government agencies. The costs we incur on our U.S. Government contracts, including allocated indirect costs, may be audited by U.S. Government representatives. These audits may result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We normally negotiate with the U.S. Government representatives before settling on final adjustments to our contract costs. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of these audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Our business is subject to potential U.S. Government inquiries and investigations. We are from time to time subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. We cannot assure you that any such inquiry or investigation will not result in a material adverse effect on our results of operations and financial condition.

Our U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to procure other U.S. Government contracts in the future.

In addition, sales to the U.S. Government may be affected by:

•	changes in procurement policies

•	budget considerations

•	unexpected developments, such as the terrorist attacks of September 11, 2001, which change concepts of national defense

•	political developments abroad, such as those occurring in the wake of the September 11 attacks

The influence of any of these factors, which are largely beyond our control, could also negatively impact our financial condition.

We also may experience problems associated with advanced designs required by the U.S. Government which may result in unforeseen technological difficulties and cost overruns. Failure to overcome these technological difficulties and the occurrence of cost overruns would have a negative impact on our results.

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

Certain of our contracts with the U.S. Government are fixed-price contracts (just over 50% of IDS revenues in a fiscal year are generated from fixed-price type contracts). Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. Firm, fixed-price contracts expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price prove to be incorrect, we can incur losses on those contracts. In addition, some of our U.S. Government contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits. Our ability to manage costs on these contracts may affect our financial condition.

We use estimates in accounting for many contracts and programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts and programs, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and prices for materials. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in estimating sales and profit rates based on actual and anticipated awards.

Under program accounting, inventoriable production costs (including overhead), program tooling costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program. We determine accounting quantity based on several factors, including firm orders, letters of intent from prospective customers, and market studies. Changes in underlying assumptions, circumstances or estimates concerning the selection of the initial accounting quantity or changes in market conditions, along with a failure to realize predicted unit costs from cost reduction initiatives and repetition of task and production techniques as well as supplier cost reductions, may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Application of Critical Accounting Policies—Contract Accounting/Program Accounting” on pages 48-50 and Note 1 to the consolidated financial statements on pages 61-62 of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions that we make relating to financial market and other economic conditions. Changes in key economic indicators can result in changes in the assumptions we use. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities. Under certain circumstances, at the time of the measurement, we may be required to make a significant change to equity through a reduction or increase to Other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Application of Critical Accounting Policies—Postretirement Plans” on pages 52-53 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash that the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions made to improve the plans’ funded status.

Some of our workforce is represented by labor unions, which may lead to work stoppages.

Approximately 54,000 of our employees are unionized, which represented approximately 36% of our employees at December 31, 2005. We experienced work stoppages in 2005 when labor strikes halted commercial aircraft and IDS production and we may experience additional work stoppages in the future, which could adversely affect our business. We are vulnerable to the demands imposed by our employees’ labor unions. We cannot predict how stable our relationships, currently with 17 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the requirements of these unions without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact our ability to manufacture our products on a timely basis, resulting in strain on our relationships with our customers, as well as a loss of revenues. That would adversely affect our results of operations.

Competition within our markets may reduce our procurement of future contracts and sales.

The military and commercial industries in which we operate are highly competitive. Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our largest customers could develop the capability to manufacture products similar to products that we manufacture. This would result in these customers supplying their own products and competing directly with us for sales of these products, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries.

In 2005, sales to international customers accounted for approximately 30% of our revenues. We expect that international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in foreign currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using foreign representatives and consultants

•	the uncertainty of adequate and available transportation

•	the uncertainty of the ability of foreign customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls and other trade restrictions

•	the difficulty of management and operation of an enterprise spread over various countries

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad

•

economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

A portion of Boeing Capital Corporation’s (“BCC”) portfolio has encountered financial difficulties, which may have an adverse effect on our earnings, cash flows and/or financial position.

BCC, our wholly-owned subsidiary, has a substantial portion of its portfolio concentrated among commercial airline customers. Several of the major commercial airlines, including ATA, VARIG, Delta and Northwest have filed for bankruptcy protection. These bankruptcies have caused a decrease in the value of certain aircraft collateral and other assets in BCC’s portfolio and required BCC to take an asset impairment charge in some instances. We cannot assure that any additional declines in the value of BCC’s portfolio will not occur in the future due to these or other airline restructurings. In addition, the adverse developments in the commercial airline industry have decreased the creditworthiness of airline customers in BCC’s portfolio and may lead to defaults by such customers. If such defaults were to occur, it could have a negative effect on our earnings, cash flows and/or financial position.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing commercial jet aircraft and advanced defense and technology systems and products. In some, but not all, circumstances, we may receive indemnification from the U. S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs. It also is not possible to obtain insurance to protect against all risks and liabilities.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at their convenience, as well as for default based on performance. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts.

Our forward looking statements, projections and business assumptions may prove to be inaccurate, resulting in lower than expected earnings, which could impair our ability to access the capital markets and obtain adequate sources of capital to meet our future needs.

Our management’s statements regarding financial performance, sales, segment operating margin, pension expense, employer contributions under pension plans and medical and life benefits plans, and cash flow are subject to numerous assumptions and uncertainties, many of which are outside our control. These include our assumptions with respect to future revenues, expected program performance and cash flows, returns on pension plan assets and variability of pension actuarial and related assumptions, the outcome of litigation and appeals, hurricane recoveries, environmental remediation, divestitures of businesses, successful reduction of debt, successful negotiation of contracts with labor unions, effective tax rates and timing and amounts of tax payments, the results of any audit or appeal process with the Internal Revenue Service, and anticipated costs of capital investments, among other things.

Statements in the future tense, and all statements accompanied by terms such as “believe,” “project,” “expect,” “estimate,” “assume,” “intend,” “anticipate,” and variations thereof and similar terms are intended to be forward-looking statements as defined by federal securities law. While these forward-looking statements reflect our best estimates when made, the preceding risk factors could cause actual results to differ materially from estimates or projections.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

You should consider the limitations on, and risks associated with, forward-looking statements and not unduly rely on the accuracy of predictions contained in such forward-looking statements. As noted above, these forward-looking statements speak only as of the date when they are made. We do not undertake any obligation to update forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements. Moreover, in the future, we may make forward-looking statements that involve the risk factors and other matters described in this document as well as other risk factors subsequently identified.

Item 1B. Unresolved SEC Staff Comments

There are no material unresolved SEC staff comments as of the date of this report.

Item 2. Properties

We occupied approximately 89 million square feet of floor space on January 1, 2006 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 97% was located in the United States

The following table provides a summary of the floor space by business segment:

(thousands of square feet)	Owned	Leased
Commercial Airplanes	38,174	2,702
IDS	33,238	11,017
Other*	2,239	1,347
Total	73,651	15,066

—	Commercial leases from U.S. Government Landlord: 364 square feet (Included)
—	Rent-free space furnished by U.S. Government Landlord: 1,875 square feet (Excluded)

*	Other includes Boeing Capital Corporation, Connexion by BoeingSM, Boeing Technology and World Headquarters

Our business segments had major operations at the following locations:

•	Commercial Airplanes – Greater Seattle, WA; Long Beach, CA

•	Integrated Defense Systems – Greater Los Angeles, CA; St. Louis, MO; Philadelphia, PA; San Antonio, TX; Huntsville, AL; Decatur, AL; Mesa, AZ; Wichita, KS; Houston, TX; Greater Washington, DC

•	Other – Chicago, IL; Irvine, CA

Most runways and taxiways that we use are located on airport properties owned by others and are used jointly with others. Our rights to use such facilities are provided for under long-term leases with municipal, county or other government authorities. In addition, the U.S. Government furnishes us certain office space, installations and equipment at U.S. Government bases for use in connection with various contract activities. Facilities at the major locations support all principal industry segments.

We believe that our principal properties are adequate for our present needs and, as supplemented by planned improvements and construction, expect them to remain adequate for the foreseeable future.

Item 3. Legal Proceedings

Currently we are a defendant in various suits including those filed by Lockheed Martin Corporation, ICO Global Communications, Ltd. and several of our employees. In addition, we are under investigation by various governmental authorities. For a discussion of these proceedings and investigations, see Note 24 to our consolidated financial statements, which are hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

Directors and Executive Officers of the Registrant

Our directors and executive officers as of February 27, 2006, are as follows:

Directors

Name	Age	Positions and offices held and business experience
John H. Biggs	69

Former Chairman and Chief Executive Officer, Teachers Insurance and Annuity Association-College Retirement Equities Fund (“TIAA-CREF”). Mr. Biggs served as Chairman and Chief Executive Officer of TIAA-CREF (national teachers’ pension fund) from January 1993 until November 2002. He is also a director of JP MorganChase and Chairman and director of Emeriti. Mr. Biggs is Chairman of The J. Paul Getty Trust, a director of the National Bureau of Economic Research and Treasurer of the New York City Investment Fund. He is a trustee of Washington University in St. Louis and The Danforth Foundation. Mr. Biggs is a member of the Advisory Council of the Public Company Accounting Oversight Board and a director of The Santa Fe Opera.

John E. Bryson	62

Chairman of the Board, President and Chief Executive Officer, Edison International. Mr. Bryson has been Chairman and Chief Executive Officer of Edison International (electric power generator, distributor and structured finance provider) and predecessor

Name	Age	Positions and offices held and business experience
		companies since 1990. He is a director of The Walt Disney Company. Mr. Bryson is a director of W.M. Keck Foundation, The California Endowment and the Amateur Athletic Foundation.

Linda Z. Cook	47

Executive Director Gas & Power, Royal Dutch Shell plc. Ms. Cook was appointed Group Executive Director Gas and Power in October 2004, and Managing Director, Royal Dutch Petroleum Company, CEO Shell Gas & Power (integrated petroleum) in August 2004. Ms. Cook was President and Chief Executive Officer and a member of the Board of Directors of Shell Canada Limited from August 2003 until August 2004. She served as Chief Executive Officer for Shell Gas & Power from January 2000 through July 2003. She previously served as Director, Strategy & Business Development on the Shell Exploration & Production Global Executive Committee based in The Hague. Ms. Cook is a member of the Society of Petroleum Engineers.

William M. Daley	57

Chairman of Midwest region for JPMorgan Chase & Co. Mr. Daley has served as Chairman of Midwest region for JPMorgan Chase & Co. and on its Executive Committee and International Council since May 2004. He served as the U.S. Secretary of Commerce from January 1997 to June 2000. Mr. Daley served as president, SBC Communications, Inc. (diversified telecommunications) from December 2001 to May 2004. He was vice chairman of Evercore Capital Partners L.P. from January to November 2001. From June to December 2000, Mr. Daley served as chairman of Vice President Albert Gore’s 2000 presidential election campaign. He also serves as a director of Abbott Laboratories (healthcare products manufacturer) and Boston Properties, Inc. (real estate investment trust).

Kenneth M. Duberstein	61

Chairman and Chief Executive Officer, The Duberstein Group. Mr. Duberstein has served as Chairman and Chief Executive of The Duberstein Group (consulting firm) since 1989. He was White House Chief of Staff in 1988 and 1989. Mr. Duberstein is also a director of ConocoPhillips, Fannie Mae, St. Paul Travelers Companies and Mack-Cali Realty Corp.

John F. McDonnell	67

Retired Chairman, McDonnell Douglas Corporation. Mr. McDonnell served as Chairman of McDonnell Douglas Corporation (aerospace) from 1988 until its merger with Boeing in 1997 and as its Chief Executive Officer from 1988 to 1994. He is also a director of Zoltek Companies, Inc., a director of BJC Healthcare, Chairman of the Board of Barnes-Jewish Hospital and Vice-Chairman of the Board of Trustees of Washington University in St. Louis.

W. James McNerney, Jr.	56

Chairman, President and Chief Executive Officer, The Boeing Company since July 1, 2005. Prior thereto, Mr. McNerney served as Chairman and Chief Executive Officer of 3M Company (diversified technology) since January 1, 2001. Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines, 1997-2000. Mr. McNerney is also a director of The Procter & Gamble Company and a member of various business and educational organizations.

Name	Age	Positions and offices held and business experience
Richard D. Nanula	45

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

Rozanne L. Ridgway	70

Former Assistant Secretary of State for Europe and Canada. Ms. Ridgway served as Co-Chair of the Atlantic Council of the United States (association to promote better understanding of international issues) from 1993 to 1996 and was its President from 1989 through 1992. She has been the non-executive pro bono chair of the Baltic-American Enterprise Fund since 1994. She served 32 years with the U.S. State Department, including service as Ambassador to the German Democratic Republic and to Finland, and, from 1985 until her retirement in 1989, as Assistant Secretary of State for Europe and Canada. She is also a director of Emerson Electric Company,

3M Company, the Sara Lee Corporation, New Perspective Fund, EuroPacific Fund and Manpower, Inc. and a trustee of the National Geographic Society and Hamline University. Ms. Ridgway is also a director and Treasurer of the Washington Institute of Foreign Affairs, a director of Senior Living Foundation of the American Foreign Service and a member of the Advisory Boards of the Appeal of Conscience Foundation and Women in International Security.

John M. Shalikashvili	69

Retired Chairman of the Joint Chiefs of Staff, U.S. Department of Defense. General Shalikashvili served as the 13th Chairman of the Joint Chiefs of Staff (armed forces) from 1993 to 1997. Previously, he served as Commander in Chief of all U.S. forces in Europe and as NATO’s 10th Supreme Allied Commander in Europe. General Shalikashvili is a visiting professor at Stanford University’s Center for International Security and Cooperation. He also serves as a director of Frank Russell Trust Company, L-3 Communications Holdings, Inc., and Plug Power Inc.

Mike S. Zafirovski	52

President, Chief Executive Officer and director, Nortel Networks Corporation. Previously, Mr. Zafirovski was President and Chief Operating Officer of Motorola, Inc. (global communications) from July 2002 until January 2005. He was a consultant and a director of Motorola until May 2005. He served as Executive Vice President and President of the Personal Communications Sector of Motorola, Inc. from June 2000 until July 2002. Prior to joining Motorola, Mr. Zafirovski spent 24 years with General Electric Company, where he served in management positions, his most recent being President and CEO of GE Lighting from July 1999 to May 2000. He is a director of United Way of Metropolitan Chicago, Children’s Memorial Hospital in Chicago, the Economic Club of Chicago and the Museum of Science and Industry.

Executive Officers

Name	Age	Positions and offices held and business experience
James F. Albaugh	55

Executive Vice President of Boeing since August 2002. President and CEO, Integrated Defense Systems since July 2002. Prior thereto, Senior Vice President of Boeing, President, Space and Communications Group from September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation from April 1998. Prior thereto, President of Rocketdyne Propulsion and Power from March 1997.

Douglas G. Bain	56

Senior Vice President and General Counsel since August 2000. Prior thereto, Vice President and General Counsel from November 1999. Prior thereto, Vice President of Legal, Contracts, Ethics and Government Relations for Boeing Commercial Airplanes from 1996.

James A. Bell	57

Executive Vice President and Chief Financial Officer since January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000.

Rudy F. deLeon	53

Senior Vice President-Government Relations, Washington, D.C. Operations since July 2001. Prior thereto, Deputy Secretary of Defense (2000-2001). Prior thereto, Under Secretary of Defense for Personnel and Readiness, from 1997 to 2000, Under Secretary of the Air Force (1994-1997). Served as the Special Assistant to Secretary of Defense (1993-1994).

Tod R. Hullin	62

Senior Vice President, Communications since December 2003. Prior thereto, Executive Vice President, Global Public Policy and North American Communications, Vivendi Universal from December 2000 to March 2002. Prior thereto, Senior Global Communications Officer for the Seagram Company Ltd. from October 1998 to December 2000 and Time Warner from February 1991 to March 1997.

James M. Jamieson	57

Senior Vice President, Chief Technology Officer since December 2003. Prior thereto, Senior Vice President, Airplane Programs for Boeing Commercial Airplanes from February 2000 to December 2003. Prior thereto, Executive Vice President of Single Aisle Airplane Programs from October 1998 to February 2000.

Laurette T. Koellner	51

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

Name	Age	Positions and offices held and business experience

Alan R. Mulally	60

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

Thomas R. Pickering	74

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

Bonnie W. Soodik	55

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

Richard D. Stephens	53

Senior Vice President Human Resources and Administration since September 2005. He previously served as Senior Vice President of Internal Services and prior thereto, he was President of Shared Services Group. Prior thereto, he was Vice President and General Manager, Integrated Defense Systems Homeland Security and Services, from July 2002 to December 2003. Mr. Stephens has previously led a number of Boeing businesses, including Space and Communications Services, Reusable Space Systems, Naval Systems and Tactical Systems.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of holders of common stock as of February 23, 2006, was approximately 184,251.

The following table provides information about purchases we made during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/05 thru 10/31/05	5,250,259	$66.83	5,250,000	31,462,844
11/01/05 thru 11/30/05	5,370,569	$66.66	5,365,000	26,097,844
12/01/05 thru 12/31/05	1,760,962	$69.98	1,758,500	24,339,344
TOTAL	12,381,790	$67.20	12,373,500	24,339,344

(1)

We repurchased an aggregate of 12,373,500 shares of our common stock in the open market pursuant to the resumption of our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 8,290 shares of our common stock in stock swap transactions outside of the Program.

(2)

Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. The Program was consumed in September 2005. In June 2005, our Board of Directors approved the repurchase of an additional 40 million shares. Unless terminated earlier by resolution of our Board of Directors, the Programs will expire when we have repurchased all shares authorized for repurchase thereunder.

The principal market for our common stock is the New York Stock Exchange. Our common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo Exchanges as well as various regional stock exchanges in the United States. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 117.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions except per share data)	2005	2004	2003	2002	2001
Operations
Sales and other operating revenues
Commercial Airplanes	$22,651	$21,037	$22,408	$28,387	$35,056
Integrated Defense Systems:
Aircraft and Weapon Systems	11,444	11,394	10,763	10,569	9,575
Network Systems	11,264	11,221	9,198	8,113	5,972
Support Systems	5,342	4,881	4,408	3,484	2,931
Launch and Orbital Systems	2,741	2,969	2,992	2,791	4,337
Total Integrated Defense Systems	30,791	30,465	27,361	24,957	22,815
Boeing Capital Corporation (a), (c)	966	959	991	764	587
Other	972	549	871	536	413
Accounting differences/eliminations	(535)	(553)	(1,375)	(813)	(901)
Total	54,845	52,457	$50,256	$53,831	$57,970
General and administrative expense (c)	4,228	3,657	3,200	2,959	2,747
Research and development expense	2,205	1,879	1,651	1,639	1,936
Other income, net	301	288	460	37	304
Net earnings from continuing operations (c)	$2,562	$1,820	$685	$2,296	$2,822
Cumulative effect of accounting change, net of taxes	17			(1,827)	1
Income from discontinued operations, net of taxes		10	33	23	4
Net gain/(loss) on disposal of discontinued operations, net of tax	(7)	42
Net earnings	$2,572	$1,872	$718	$492	$2,827
Basic earnings per share from continuing operations	3.26	2.27	0.86	2.87	3.46
Diluted earnings per share from continuing operations	3.19	2.24	0.85	2.84	3.40
Cash dividends declared	$861	$714	$573	$570	$577
Per share	1.05	0.85	0.68	0.68	0.68
Additions to plant and equipment,	1,547	1,246	836	954	1,141
Depreciation of plant and equipment	1,001	1,028	1,005	1,094	1,140
Employee salaries and wages	13,667	12,700	12,067	12,566	11,921
Year-end workforce	153,000	159,000	157,000	166,000	188,000
Financial position at December 31
Total assets	$60,058	$56,224	$55,171	$54,225	$51,334
Working capital	(6,220)	(5,735)	892	(2,955)	(3,721)
Property, plant and equipment, net	8,420	8,443	8,597	8,765	8,459
Cash	5,412	3,204	4,633	2,333	633
Short-term investments	554	319
Total debt	10,727	12,200	14,443	14,403	12,265
Customer financing assets	10,006	11,001	10,914	9,878	8,033
Shareholders’ equity	11,059	11,286	8,139	7,696	10,825
Per share	14.54	14.23	10.17	9.62	13.57
Common shares outstanding (in millions) (b)	760.6	793.2	800.3	799.7	797.9
Contractual Backlog
Commercial Airplanes (d)	$124,132	$70,449	$63,929	$68,159	$75,850
Integrated Defense Systems:
Aircraft and Weapon Systems	19,161	18,256	19,352	15,862	14,767
Network Systems	6,228	10,190	11,715	6,700	4,749
Support Systems	8,366	6,505	5,882	5,286	2,963
Launch and Orbital Systems	2,586	4,200	3,934	8,166	8,262
Total Integrated Defense Systems	36,341	39,151	40,883	36,014	30,741
Total	$160,473	$109,600	$104,812	$104,173	$106,591

Cash dividends have been paid on common stock every year since 1942.

(a)

In the first quarter of 2002, the segment formerly identified as Customer and Commercial Financing was reclassified as Boeing Capital Corporation (BCC). The year 2001 has been restated for comparative purposes.

(b)	Computation represents actual shares outstanding as of December 31, and excludes treasury shares and the outstanding shares held by the ShareValue Trust.

(c)

During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business. Thus, the Commercial Financial Services business is reflected as discontinued operations. The years 2003 through 2001 were restated for comparative purposes.

(d)

Commercial Airplanes backlog at December 31, 2005 has been reduced by $7.8 billion to reflect the planned change in accounting for concessions effective January 1, 2006. Had December 31, 2004 reflected this method of accounting, Commercial Airplanes contractual backlog would have been reduced by $4.9 billion to $65.5 billion. See Note 1.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations and Financial Condition

Overview

We are a global market leader in design, development, manufacturing, sale and support of commercial jetliners, military aircraft, satellites, missile defense, human space flight and launch systems and services. We are one of the two major manufacturers of 100+ seat airplanes for the worldwide commercial airline industry and the second-largest defense contractor in the U.S. While our principal operations are in the U.S., we rely extensively on a network of partners, key suppliers and subcontractors located around the world.

Our business strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Integrated Defense Systems (IDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses generate substantial earnings and cash flow that permit us to invest in new products and services and to open new frontiers in aerospace. We are focused on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. IDS is a defense systems business that integrates its resources in defense, intelligence, communications and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to overlay the strong positions in Commercial Airplanes and IDS with a simultaneously intense focus on growth and productivity. Our strategy also benefits as commercial and defense markets often offset each others’ cyclicality. BCC delivers value through supporting our business units and reducing our customer financing exposures. Boeing Technology, our advanced research and development unit, provides new systems, technologies and processes to position us for future growth. Connexion by BoeingSM makes an airplane seem more like the office or home with internet connection anytime and anywhere.

Our financial results improved significantly in 2005 over 2004. Revenues grew by 5 percent, operating earnings grew by 40%, operating margin increased by 1.3 percentage points and fully diluted earnings per share grew by 39%. We continued to invest in key growth programs and Research and Development expense grew by 17% to $2.2 billion, primarily reflecting increased spending on our new 787 aircraft. We generated operating cash flow of $7.0 billion after contributing $1.9 billion to our pension plans. We reduced debt by $1.5 billion and repurchased more than 45 million shares. Our contractual backlog grew 46% to $160 billion, driven by 76% growth at Commercial Airplanes while our total backlog grew 30% to $205 billion.

Our major businesses delivered strong performance in 2005. Commercial Airplanes grew revenues by 8% to $22.7 billion while operating earnings increased by 90% to $1.4 billion or 6.3% of revenues compared with operating margins of 3.6% of revenues in 2004. IDS revenues grew by 1% to a record $30.8 billion, operating earnings increased 33% to $3.9 billion and operating earnings as a percent of revenues were 12.6% in 2005 up from 9.6% in 2004. A gain of $569 million from the sale of Rocketdyne in 2005 increased IDS operating margin by 1.8%. BCC grew revenue by 1% and increased operating earnings by 27%. The operating earnings growth at our major businesses was partially offset by higher expenses for pension and share-based plans.

We expect strong growth in Commercial Airplane revenues and deliveries as we execute our record backlog and respond to global demand. We are ramping up commercial aircraft production and are focused on successfully executing our backlog. We expect IDS revenue growth to moderate as we anticipate that the U.S. Department of Defense (U.S. DoD) budget will remain relatively flat over the next several years. We are focused on improving financial performance through a combination of productivity and customer-focused growth.

Consolidated Results of Operations

Revenues

Higher consolidated revenues in 2005 were primarily due to the growth at Commercial Airplanes driven by higher new aircraft deliveries, increased spares and aircraft modifications, and higher used aircraft sales. IDS revenues remained stable in 2005 after strong growth in 2004. BCC revenues were essentially unchanged in 2005.

Consolidated revenues also increased in 2004 as compared to 2003. The increase was driven by strong growth at IDS defense and intelligence businesses. Despite increased new aircraft deliveries, Commercial Airplanes revenues declined in 2004. The decline is primarily due to delivery mix as more single-aisle aircraft and fewer twin-aisle aircraft were delivered in 2004. BCC revenues were down slightly in 2004.

Operating Earnings

Our 2005 operating earnings increased primarily due to strong operating performance by our business segments, which are discussed in the Segment Results of Operations and Financial Condition on page 27, partially offset by higher pension and share-based plan expenses. Sharply higher operating earnings in 2004 compared to 2003 were primarily due to higher operating earnings by IDS. Included in 2004 results is a charge of $555 million related to the United States Air Force (USAF) 767 tanker program and expenses incurred to end production of the 717 aircraft. Included in 2003 results are goodwill impairment charges of $572 million recorded at IDS and $341 million recorded at Commercial Airplanes. In addition, 2003 earnings were further impacted by a second quarter charge of $1,030 million, of which $835 million was attributable to the Delta IV program and $195 million to Boeing Satellite Systems incurring additional costs as a result of satellite program complexities. The following table shows operating earnings and corporate items not allocated to our segments:

(Dollars in millions)

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$1,432	$753	$707
Integrated Defense Systems	3,890	2,925	766
Boeing Capital Corporation	232	183	91
Other segment	(334)	(535)	(379)
Items not allocated to segments	(2,408)	(1,319)	(787)
Earnings from continuing operations	$2,812	$2,007	$398

The most significant items not allocated to segments are shown in the following table:

Year ended December 31,	2005	2004	2003
Pension and post-retirement (expense)/income	$(851)	$(258)	$206
Share-based plans expense	(852)	(576)	(456)
Deferred compensation expense	(265)	(72)	(68)
Other	(440)	(413)	(469)
Total items not allocated to segments	$(2,408)	$(1,319)	$(787)

Pension and other post-retirement accounting differences represent difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Higher pension and post-retirement amounts in 2005 are primarily related to higher amortization of actuarial losses and net settlement and curtailment losses due to 2005 divestitures. The increase in 2004 from 2003 is due to higher GAAP pension expense in 2004 reflecting higher amortization of actuarial losses. The increase in 2005 share-based plans expense is primarily due to the increase in our stock price which resulted in additional compensation expense due to an increase in the number of performance shares meeting the price growth targets and being converted to common stock. The increase in 2005 deferred compensation plans expense is also due to the increase in our stock price.

Income Taxes

The 2005 effective income tax rate of 9.1% differed from the federal statutory tax rate of 35%, primarily due to a settlement with the Internal Revenue Service (IRS) for the years 1998-2001, Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) tax benefits, reversal of valuation allowances, and other provision adjustments.

The 2004 effective income tax rate of 7.1% differed from the federal statutory tax rate of 35%, due to FSC and ETI tax benefits, tax benefits from a settlement with the IRS for the years 1986-1997, tax benefits associated with state tax audit settlements, and other provision adjustments.

For further discussion related to Income Taxes see Note 5.

Net Earnings

Net earnings increased in 2005 compared to 2004 largely due to higher operating earnings. Interest and debt expense was lower as we continued to pay down our debt in 2005.

Net earnings increased in 2004 compared to 2003 primarily due to higher operating earnings which was partially offset by lower other income and higher income taxes. Additionally, included in 2004 net earnings is a $42 million net gain on BCC’s sale of a substantial portion of its Commercial Financial Services business.

Other income primarily consists of interest income. Other income included interest of $100 million in 2005, $219 million in 2004 and $397 million in 2003 related to federal income tax settlements for prior years. Additionally in 2005, other income included higher income from marketable securities and an asset impairment charge for certain investments in technology related funds and partnerships.

We early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. Upon adoption of SFAS No. 123R, we recorded an increase in net earnings of $21 million, net of taxes of $12 million, as a cumulative effect of accounting change. For Performance Shares awarded in 2005, the fair value of each award is estimated using a Monte Carlo simulation model instead of the grant date market price used for previous awards. Additionally, we now amortize compensation cost for share-based awards granted after January 1, 2005 for retirement eligible employees using the non-substantive vesting approach instead of amortizing over the stated vesting period (See Note 18).

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog from 2004 to 2005 primarily relates to new orders for the 737, 777, and 787. The increase was partially offset by a decrease in IDS contractual backlog.

The increase in contractual backlog from 2003 to 2004 related primarily to new orders for the 777 and 787. The increase was partially offset by a decrease in IDS contractual backlog.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog in 2005 is mainly due to strong sales in C-17 and F-15 programs for multi-year contracts awarded in prior years.

For segment reporting purposes, we include airplanes ordered by other segments in Commercial Airplanes contractual backlog. Commercial Airplanes relieves contractual backlog upon delivery of these airplanes to other segments.

IDS contractual backlog includes modifications to be performed on intracompany airplane purchases from Commercial Airplanes. IDS contractual backlog is reduced upon delivery to the customer or at the attainment of performance milestones.

Liquidity and Capital Resources

The primary sources of our liquidity and capital resources include cash flow from operations and substantial unused borrowing capacity through commercial paper programs, long-term capital markets and revolving credit line agreements. The primary factors that affect our investment requirements and liquidity position, other than operating results associated with current sales activity, include the following: timing of new and derivative aircraft programs requiring both high developmental expenditures and initial inventory buildup; growth and contractions in business cycles; customer financing assistance; the timing of federal income tax payments/refunds and contributions to our pension plans as well as interest, debt and dividend payments; our stock repurchase plan; internal investments; and acquisitions and divestitures.

Cash Flow Summary

(Dollars in millions) Year ended December 31,	2005	2004	2003
Net earnings	$2,572	$1,872	$718
Non-cash items	3,310	3,047	3,137
Changes in working capital	1,118	(1,415)	(1,079)
Net cash provided by operating activities	7,000	3,504	2,776
Net cash (used)/ provided by investing activities	(98)	(1,446)	60
Net cash used by financing activities	(4,657)	(3,487)	(536)
Effect of exchange rate changes on cash and cash equivalents	(37)
Net increase/(decrease) in cash and cash equivalents	2,208	(1,429)	2,300
Cash and cash equivalents at beginning of year	3,204	4,633	2,333
Cash and cash equivalents at end of year	$5,412	$3,204	$4,633

Non-cash items Non-cash items in earnings primarily include depreciation, share-based plans expense, impairments, pension expense, and gains/losses on dispositions. Corresponding amounts are listed in our Consolidated Statements of Cash Flows.

Working capital During the year ended December 31, 2005, our investment in working capital decreased. This decrease is primarily due to the following:

•	lower pension contributions in 2005 compared to 2004,

•	decreased investment in customer financing, and

•	higher advances and billings in excess of related costs.

These decreases in working capital were partially offset by increased investment in inventories.

Working capital includes customer financing transactions primarily in the form of notes receivable, sales-type/finance leases and property subject to operating leases. These transactions occur as the result of customer financing activities associated with items recorded in inventory. The origination and subsequent principal collections for some of these transactions were previously presented as investing activities in our Consolidated Statements of Cash Flows, consistent with the presentation by BCC in their stand alone financial statements. Effective for the year ended December 31, 2004, we changed the classification of the cash flow effects of customer financing transactions based on views expressed by the Securities and Exchange Commission (SEC) staff. The amounts for prior periods have been reclassified to be consistent with current year presentation. For the years ended December 31, 2005, 2004 and 2003, the net impact on operating cash flow was $589 million, ($421) million and ($1.3) billion, respectively, for customer financing transactions.

During the year ended December 31, 2005, we received federal income tax refunds totaling $738 million (of which $145 million represents interest). These refunds related to the settlement of federal income tax audits for the 1987-2001 tax years.

For the years ended December 31, 2005 and 2004, we contributed $1.9 billion and $4.4 billion to our pension plans which are included in operating cash flow. Almost all of the 2005 and 2004 contributions were voluntary to improve the funded status of our plans.

Investing activities In 2005, cash used for investing activities decreased by $1.3 billion compared to 2004. The decrease was primarily due to higher net contributions in 2004 to investment grade fixed income securities partially offset by lower proceeds from business dispositions in 2005 and higher Property, plant and equipment additions in 2005.

During 2004, we invested $3.0 billion of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of investment fixed income instruments (U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities). As of December 31, 2005, the portfolio had an average duration of 1.6 years. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price.

During 2005, we received $1.7 billion of cash proceeds from dispositions. This is primarily related to the sale of our Commercial Airplanes operations in Wichita, Kansas, and Tulsa and McAlester, Oklahoma and the sale of Rocketdyne. During 2004, we received cash of $2.0 billion from the sale of a substantial portion of BCC’s Commercial Financial Services business. Property, plant and equipment additions increased by approximately $0.3 billion to $1.5 billion in 2005.

Financing activities Cash used by financing activities increased to $4.6 billion in 2005 from $3.5 billion in 2004 primarily due to a $2.1 billion increase in share repurchases partially offset by lower debt repayments.

During 2005, we repurchased 45,217,300 shares at an average price of $63.60 pursuant to our open market share repurchase program, and 33,360 shares in stock swaps. During 2004, 14,708,856 shares were repurchased at an average price of $51.09 pursuant to our open market share repurchase program, and 50,657 shares were repurchased in stock swaps. There were no share repurchases in 2003. There were no debt issuances during 2005 and 2004. We issued approximately $1 billion of debt in 2003 to refinance corporate debt that matured in 2002 and 2003. Additionally, in 2003, we received proceeds of $1 billion under our September 13, 2002 shelf registration. On July 26, 2004, BCC redeemed $1 billion face value of its outstanding senior notes, which had a carrying value of $999 million. BCC recognized a net loss of $42 million related to this early debt redemption (See Note 16). Debt maturities were $1.3 billion in 2005, $1.1 billion in 2004, and $1.8 billion in 2003.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A3	A
Short-term:
Boeing/BCC	F-1	P-2	A-1

On January 25, 2006, Moody’s placed both Boeing and BCC’s credit ratings (Senior Unsecured Long-term ratings and Short-term ratings) under review for possible upgrade.

Capital Resources

We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2005 and at December 31, 2005, neither we nor BCC had any commercial paper borrowings outstanding.

We believe we have substantial borrowing capacity. Currently, we have $3.0 billion ($1.5 billion exclusively available for BCC) of unused borrowing limits under revolving credit line agreements. (See Note 16). In November 2005, we rolled over the 364-day revolving credit facility, reducing it from $2.0 billion to $1.5 billion. Currently, there is $750 million allocated to BCC. We also rolled over the 5-year credit facility we established in November 2003, maintaining the total size of $1.5 billion, of which $750 million remains allocated to BCC. We also have $1.0 billion that remains available from a shelf registration filed with the SEC on March 23, 2004 and BCC has an additional $3.4 billion available for issuance. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

As of December 31, 2005, we were in compliance with the covenants for our debt and credit facilities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2005, and the estimated timing thereof.

Contractual obligations

(Dollars in millions)	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Long-term debt (including current portion)	$10,489	$1,136	$2,018	$1,194	$6,141
Interest on debt*	6,859	638	1,067	913	4,241
Capital lease obligations	210	53	87	18	52
Operating lease obligations	1,995	283	381	260	1,071
Purchase obligations not recorded on statement of financial position:
Production related	58,532	24,599	22,060	9,169	2,704
Pension and other post retirement cash requirements	6,847	629	1,349	1,446	3,423
Purchase obligations recorded on statement of financial position	7,952	6,625	455	467	405
Total contractual obligations	$92,884	$33,963	$27,417	$13,467	$18,037

*	Includes interest on variable rate debt calculated based on interest rates at December 31, 2005. Variable rate debt was approximately 3% of our total debt at December 31, 2005.

Purchase obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. In addition, the agreements are not cancelable without a substantial penalty. Long-term debt, interest on debt, capital leases, and operating leases are shown in the above table regardless of whether they meet the characteristics of purchase obligations. Purchase obligations include amounts recorded as well as amounts that are not recorded on the statements of financial position. Approximately 24% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase obligations not recorded on the Consolidated Statement of Financial Position

Pension and other postretirement benefits Pension cash requirements is an estimate of our minimum funding requirements, pursuant to the ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contribution to the one plan that is funded through a trust.

Production related Production related purchase obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises due to the extended production planning horizon for many of our products, including commercial aircraft, military aircraft and other products where delivery to the customer occurs over an extended period of time. A significant portion of these inventory commitments is supported by firm contracts from customers, and/or has historically resulted in settlement through reimbursement from such customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.

Industrial participation agreements We have entered into various industrial participation agreements with certain customers in foreign countries to effect economic flow back and/or technology transfer to their businesses or government agencies, as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology, or other forms of assistance to the foreign country. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our foreign customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2005, we incurred no such penalties. As of December 31, 2005, we have outstanding industrial participation agreements totaling $6.3 billion that extend through 2019. In cases where we satisfy our commitments through the purchase of supplies and the criteria described in “purchase obligations” are met, amounts are included in the table above. To be eligible for such a purchase order commitment from us, the foreign country or customer must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Purchase obligations recorded on the Consolidated Statement of Financial Position

Purchase obligations recorded on the statement of financial position primarily include accounts payable and certain other liabilities including accrued compensation and dividends payable.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees and variable interests in unconsolidated entities. For discussion of these arrangements, see Note 21.

Commercial commitments The following table summarizes our commercial commitments outstanding as of December 31, 2005, as well as an estimate of when these commitments are expected to expire.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$3,957	$3,719	$112	$–	$126
Aircraft financing commercial commitments	13,496	872	6,672	1,997	3,955
Total commercial commitments	$17,453	$4,591	$6,784	$1,997	$4,081

Related to the issuance of certain standby letters of credit and surety bonds included in the above table, we received advance payments of $274 million as of December 31, 2005.

Aircraft financing commercial commitments include commitments to arrange or provide financing related to aircraft on order or under option for deliveries scheduled through the year 2012. Based on historical experience, it is not anticipated that all of these commitments will be exercised by our customers. (See Note 21).

Industrial Revenue Bonds We utilize Industrial Revenue Bonds (IRB) issued by the City of Wichita, Kansas and Fulton County, Georgia to finance the purchase and/or construction of real and personal property (See Note 21).

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Gross domestic product (GDP) growth, the primary driver of air traffic growth, remained resilient in the face of rising energy prices in 2005. As a result, worldwide passenger traffic growth continued above the long-term trend in 2005 following double digit growth in 2004. Traffic growth outpaced capacity increases pushing world load factors to historical highs. Industry forecasts predict above average traffic growth through at least 2007, although disease outbreaks, increasing armed conflict or terrorist attacks, and global economic imbalances represent ongoing risks.

Crude oil prices have almost doubled since the beginning of 2004. In addition, the price differential between oil and jet fuel rose to historically high levels in 2005, triple the average over the last 20 years. Although economic indicators show that the world economy has adjusted to the current higher oil price levels without significant slowdown, the rise in jet fuel prices is outpacing airlines’ ability to increase revenues through fare hikes and fuel surcharges and is pressuring less efficient airlines in particular.

Worldwide, many airlines continue to report operating profits although performance varies significantly by region and business model. Industry financials generally show increasing unit revenues and some improvement in fares. Combined with progress on cost-cutting initiatives and efficiency improvements, these trends are helping many airlines remain profitable despite rising fuel prices and intense competition. Although the industry’s aggregate financial health remains under the shadow of the U.S. network carriers whose financial difficulties are forecast to push the industry into losses of $6 billion in 2005, the many airlines that are profitably growing to meet increased demand are acquiring new capacity from manufacturers.

The pace of air traffic rights liberalization between countries has been brisk during the past year with many new air service agreements having been signed or announced. High growth markets including China and India announced multiple new agreements spurring the opening of new routes. In addition, the United States and European Union made significant advances towards “open skies” late in 2005. Continued liberalization is an important factor in the growth and network development of commercial aviation.

Looking forward, our 20-year forecast is for a long-term average growth rate of 5% per year for passenger traffic, and 6% per year for cargo traffic based on projected average annual worldwide real economic growth of 3%. Based on long-term global economic growth projections, and factoring in the increasingly competitive environment, increasing utilization levels of the worldwide airplane fleet and requirements to replace older airplanes, we project a $2.1 trillion market for 25,700 new airplanes over the next 20 years. While factors such as terrorism and increased ticket charges for security have had significant impact over the span of several years, they have not historically affected the longer-term macro trends in the world economy, and therefore, our long-term market outlook.

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

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately two-thirds of Commercial Airplanes’ third-party sales and contractual backlog are from customers based outside the United States.

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

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. The decline of the U.S. dollar relative to their local currencies in 2004 put pressure on competitors’ revenues and profits. Competitors often respond by aggressively reducing costs, thereby improving their longer-term competitive posture. Airbus is implementing such initiatives targeting more than 10% reduction in costs by 2006. If the U.S. dollar continues to strengthen as it has in 2005, Airbus can use the extra efficiency to develop new products and gain market share.

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

Production Disruption Caused by Labor Strike

We delivered 29 fewer than expected airplanes due to the IAM strike, during 2005. This reduced revenue by approximately $2 billion for the twelve months ended December 31, 2005.

New Airline Bankruptcies

Northwest Airlines, Inc. (Northwest) and Delta Air Lines, Inc. (Delta) filed for Chapter 11 bankruptcy protection on September 14, 2005. Commercial Airplanes does not expect a material impact on revenues or operating results due to these bankruptcy filings. (See Note 10).

Divestitures

On June 16, 2005 we completed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under an asset purchase agreement to a new entity, which was subsequently named Spirit Aerosystems, Inc. (Spirit) and is owned by Onex Partners LP. (See Note 8).

Operating Results

(Dollars in millions)	2005	2004	2003
Revenues	$22,651	$21,037	$22,408
% of Total Company Revenues	41%	40%	44%
Operating Earnings	$1,432	$753	$707
Operating Margins	6.3%	3.6%	3.2%
Research and Development	$1,302	$941	$676
Contractual Backlog*	$124,132	$70,449	$63,929

*

Note: Commercial Airplanes backlog at December 31, 2005 has been reduced by $7.8 billion to reflect the planned change in accounting for concessions effective January 1, 2006. Had December 31, 2004 reflected this method of accounting, Commercial Airplanes contractual backlog would have been reduced by $4.9 billion to $65.5 billion. See Note 1.

Revenues The increase in revenue of approximately $1.6 billion in 2005 from 2004 was primarily attributable to higher new airplane deliveries including model mix changes of $1.0 billion, used airplane sales of $302 million and aircraft modification, spares and other of $300 million.

The decline in revenue of $1.4 billion in 2004 compared to 2003 was primarily due to new airplane model mix of $1.2 billion and net reductions of $132 million in other products.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

Model	2005		2004		2003
717	13	(5)	12	(6)	12	(11)
737 Next-Generation	212	*	202	*	173	*
747	13		15		19	(1)
757	2		11		14
767	10	*	9	(1)	24	(5)
777	40		36		39
Total	290		285		281

*	Intracompany deliveries were two 767 aircraft and two 737 Next Generation aircraft in 2005, three 737 Next-Generation aircraft in 2004 and three 737 Next-Generation aircraft in 2003

The cumulative number of commercial jet aircraft deliveries as of December 31 were as follows:

Model	2005	2004	2003
717	150	137	125
737 Next-Generation	1,834	1,622	1,420
747	1,366	1,353	1,338
757	1,049	1,047	1,036
767	935	925	916
777	539	499	463

The undelivered units under firm order* as of December 31 were as follows:

Model	2005	2004	2003
717	5	18	22
737 Next-Generation	1,123	771	800
747	58	27	32
757		2	13
767	30	25	25
777	288	167	159
787	287	52

*

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Typically customer rights to cancel without penalty include the customer receiving approval from its Board of Directors, shareholders, government and completing financing arrangements. All such cancellation rights must be satisfied or expired prior to recording a firm order even if satisfying such conditions are highly certain. Firm orders exclude option aircraft and aircraft with cancellation rights.

Operating earnings The $679 million increase in operating earnings in 2005 over the comparable period of 2004 was primarily attributable to earnings on increased revenue from new aircraft deliveries of $265 million and increased revenue from aircraft modification and other of $128 million. In addition, margin improved $414 million mainly due to improved cost performance, which was offset by increased research and development costs of $361 million and other period costs of $174 million, and a loss on the sale of Wichita, Tulsa and McAlester operations of $68 million. In 2004, we also had charges of $280 million resulting from the decision to complete production of the 717 program and $195 million of 767 USAF Tanker program charge. Refer to IDS Discussion on page 37.

The increase of $46 million in operating earnings in 2004 from 2003 was primarily attributable to $466 million from improved program margins due to cost reduction initiatives and decreased period costs offset by lower earnings from the change in model mix of $205 million, 717 program termination charge of $280 million, 767 USAF Tanker program charge of $195 million and increased research and development expense of $265 million. Additionally, in 2003 we had a goodwill impairment charge of $341 million and a charge of $184 million resulting from the decision to complete production of the 757 program.

Backlog The increase in backlog in 2005 compared to 2004 primarily relates to new orders for the 737, 777 and 787. The increase in backlog in 2004 compared to 2003 was primarily related to new orders for 777 and 787.

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

The estimate of total program accounting quantities and changes, if any, as of December 31 were:

	717	737 Next- Generation	747	757	767	777
2005	156	2,800	1,424	1,050	971	800
Additions		400	24		12	100
2004	156	2,400	1,400	1,050	959	700
Additions/(deletions)	8	200	12		(16)	50
2003	148	2,200	1,388	1,050	975	650

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

	717	737 Next- Generation	747	757	767	777
2005
Cumulative firm orders (CFO)	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A
2004
Cumulative firm orders	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%
2003
Cumulative firm orders	147	2,220	1,370	1,049	941	622
Anticipated orders	N/A	N/A	17	N/A	32	28
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A	3%	5%

*

Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered units under firm order (see tables in Commercial Airplanes Revenues/Operating Results discussion). Cumulative firm orders include orders that fall within the current accounting quantities as well as orders that extend beyond the current accounting quantities. Cumulative firm orders exclude program test aircraft that will not be refurbished for sale.

717 Program The accounting quantity for the 717 program has been based on firm orders since the fourth quarter of 2001. As of December 31, 2005, of the 5 remaining undelivered units, 3 units will be delivered to a single customer with uncertain financial condition. As a result, on a consolidated basis, these aircraft will be accounted for under long-term operating leases as they are delivered. The value of the inventory for the undelivered aircraft as of December 31, 2005, remained realizable. On January 12, 2005, we announced our decision to complete production of the 717 airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in 2004 fourth quarter and year end results. The last 717 aircraft is expected to be delivered in the second quarter of 2006. See Note 24.

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 400 units during 2005 as a result of the programs’ normal progression of obtaining additional orders and delivering aircraft.

747 Program The 747 program accounting quantity was increased by 24 units during 2005 as a result of additional customer orders. In November 2005, we launched the 747 Advanced as the 747-8 family, which includes 747-8 International passenger airplane and the 747-8 Freighter. This launch and additional anticipated firm orders have extended the life of this program and have also solidified product strategy.

757 Program Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to complete production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities was reduced from $121 million to $62 million during 2005 due to $73 million in payments offset by an increase in estimate of $14 million. No future charges related to the 757 airplane program are expected.

767 Program During 2005 the 767 achieved some success in obtaining additional orders. As a result the accounting quantity for the 767 program increased by twelve units during 2005. Given the timing and changing requirements for new USAF tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract has diminished. We are continuing to pursue market opportunities for additional 767 sales. Despite the recent airplane orders and the possibility of additional orders, it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of such a decision but program margins would be reduced.

777 Program The accounting quantity for the 777 program increased by 100 units during 2005 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft. In May 2005 we launched the 777-Freighter.

Deferred production costs Commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units, determined as described in Note 1 represent deferred production costs. As of December 31, 2005 and 2004 deferred production costs relate to the 777 program and there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders.

The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

(Dollars in millions)	2005	2004
Deferred production costs	$683	$703
Unamortized tooling	411	485

As of December 31, 2005 and 2004, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

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

Our Research and Development spending increased $361 million during 2005 and $265 million in 2004. The increase in research and development during 2005 and 2004 was primarily due to increased spending on the 787 program and was partially offset by supplier development cost sharing payments. For 2005, 787 supplier development cost sharing payments received were $611 million compared to $205 million during 2004. We expect to receive a lesser amount of 787 supplier development cost sharing payments in 2006, which will result in an increase to our total research and development expense.

We are currently focusing our new airplane product development efforts on the 787 program, which in three planned versions will seat 223 to 296 passengers in multiple class configurations. In early 2004, we received the initial launch order for the 787 and Board of Directors (BoD) approval to proceed with full development and production. Entry into service is targeted for 2008. We are also continuing to develop derivatives and features for our other programs primarily the 737, 747-8 and 777 programs.

The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Integrated Defense Systems

Business Environment and Trends

IDS is organized into four financial reporting segments: A&WS, Network Systems, Support Systems, and L&OS. The first three segments primarily address the U. S. defense market and other limited defense spending worldwide. The fourth segment is focused on the civil and commercial space markets along with the defense market for launch capabilities.

On January 27, 2006 we announced in response to a changing market and emerging defense requirements that the IDS segments will be consolidated into three capabilities-driven businesses: Precision Engagement and Mobility Systems, Networks and Space Systems, and Support Systems. In addition, a new Advanced Systems unit has been created. Operations will be consolidated into three business profit and loss centers organized around capabilities.

Defense Environment Overview The U.S. is faced with continuous force deployments overseas, stability operations in Afghanistan and Iraq, and the requirement both to recapitalize important defense capabilities and to transform the force to take advantage of available technologies to meet the changing national security environment as outlined in the recently released 2006 Quadrennial Defense Review (QDR) Report. All of this must be carried out against a backdrop of significant Federal budget deficits and an administration pledge to reduce and ultimately eliminate annual deficit spending. We anticipate that the national security environment will remain challenging for at least the next decade. The global war on terrorism and the national security threats posed by weapons of mass destruction demand new and improved capabilities such as persistent intelligence, surveillance, and reconnaissance (ISR), global precision strike, and assured access to space. Recent operations in support of the global war on terrorism have demonstrated the value of networked and fused ISR combined with advanced command, control and communications systems; interdependence across platforms, services, and Special Forces; and the leveraging effects of precise, persistent, and selective engagement. All of these enable and leverage new capabilities while allowing use of traditional capabilities more discretely and in new ways. The significance and advantage of unmanned systems to perform many of these tasks will continue to be investigated. There is also recognition that technology must be coupled with human intelligence and ground forces to generate the greatest effect. These opportunities and challenges are driving the U. S. Department of Defense (DoD), along with militaries worldwide, both friend and potential foe, to transform their forces and weapons systems as well as the way they use them.

Because DoD spending makes up about half of worldwide defense spending and represented greater than 90% of IDS revenue in 2005, the trends and drivers associated with the DoD budget are critical. The DoD budget has grown substantially over the past decade, particularly after the terrorist attacks of September 11, 2001, and we’ve seen that trend continue in the 2007 Presidential budget submittal, although at a moderated rate compared to the last few years. The President’s request for fiscal year 2007 is $439.3 billion, excluding supplemental appropriations required by ongoing military operations in Afghanistan and Iraq. This is a 7% increase over the enacted fiscal year 2006 funding level of $410.8 billion. Although the top-line had continued to experience growth in the last couple of years, we had seen pressure on the investment accounts (Procurement and Research, Development, Test & Evaluation (RDT&E)). The portion of the defense budget allocated to DoD procurement decreased between fiscal year 2004 and 2005 and again in 2006. Conversely, in the 2007 Presidential Budget request, the procurement account increased by about 10% and the RDT&E account increased by slightly more than 3% when compared to the enacted 2006 funding levels. (All projections and percentage increases are made without taking inflation into account.) We anticipate that the overall DoD budget will remain in the range of the 2007 request or slightly lower over the next four to five years.

Even though we continue to see some growth in the DoD budget, it is unlikely that the DoD will be able to fully fund the hardware programs already in development as well as new initiatives in order to address the capability gaps identified in the 2006 QDR. This imbalance between future costs of hardware programs and expected funding levels is not uncommon in the DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding.

We expect the DoD will respond to future budget constraints by focusing on affordability strategies that emphasize jointness, network-centric operations, persistent ISR, long-range strike, special operations, unmanned systems, precision guided kinetic and non-kinetic weapons, and continued privatization of logistics and support activities to improve overall effectiveness while maintaining control over costs. Evolving national challenges will be met by reallocating funds within the Department. This will provide opportunities for IDS products in the future. We are already seeing the need for the military to make difficult choices between programs in an effort to fill their highest priority capability gaps. The DoD is also expected to continue to examine the force structure, including personnel and equipment requirements, in search of opportunities to improve business processes and reduce overall manpower. Programs will continually be evaluated by performance and relevancy relative to required DoD capabilities and enduring needs.

Civil Space Transportation and Exploration Environment Congress approved close to full funding of NASA’s fiscal year 2005 and 2006 budget requests, including needed funds for Space Shuttle Operations, International Space Station, and new initiatives associated with the Vision for Space Exploration. NASA’s fiscal year 2006 appropriation of $16.6 billion is approximately equal to the fiscal year 2005 funding level. Funding at this level or a slightly higher is projected into the future as evidenced by the 2007 Presidential Budget request of $16.8 billion. NASA is continuing to pursue elements of the Vision for Space Exploration, which will provide additional opportunities.

Commercial Space Environment The commercial space market has softened significantly since the late 1990s in conjunction with the downturn in the telecommunications industry. This market is now characterized by overcapacity, aggressive pricing and limited near-term opportunities. Recent projections indicate these market conditions will persist until the end of this decade. We believe there will be fewer commercial satellite orders for the next few years with a slight upturn to meet replacement demand near the end of the decade, but we do not project recovery equal to the demand of the early to mid 1990s. In this extremely limited market, we see continued manufacturing overcapacity, which in turn is driving continued deterioration of pricing conditions. We will continue to pursue profitable commercial satellite opportunities where the customer values our technical expertise and unique solutions (e.g., DirecTV and Mobile Satellite Ventures). In the launch market, we continue to focus our Delta IV program on the government launch market only, but we offer the capabilities of the Sea Launch system, described below, in the commercial launch area.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the L&OS segment. For the year ended December 31, 2005, the venture conducted four successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our net exposure to loss from Sea Launch at December 31, 2005 totals $125 million. The components of this exposure are as follows:

(Dollars in Millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$490	$196	$294
Partner Loans (Principal and Interest)	425	255	170
Advances to Provide for Future Launches	123		11	$112
Trade Receivable from Sea Launch	246	246
Performance Guarantees	35	1	21	13
Other Receivables from Sea Launch	36	36
	$1,355	$734	$496	$125

We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2005.

Delta The USAF lifted the Evolved Expendable Launch Vehicle (EELV) suspension on March 4, 2005. (See Note 24.) After this action, we were awarded a contract to provide infrastructure sustainment related to Delta IV launches. In addition, on June 20, 2005 we submitted a proposal in response to the initial Request for Proposals for the EELV Buy III program. Buy III contracts are expected to be issued to us and Lockheed Martin Corporation (Lockheed) and may ultimately include up to 24 launches and additional infrastructure sustainment funding.

The cost estimates for the Delta II and Delta IV programs are based in part upon estimated quantities and timing of launch missions for existing and anticipated contracts, referred to as the Mission Manifest, to determine the allocation of fixed costs to individual launches. Revenue estimates include probable price adjustments due to contractual statement of work changes where we have established contractual entitlement. If these price adjustments do not occur, it could impact the financial performance of the Delta programs. The Mission Manifest represents management’s best estimate of the launch services market taking into account all known information. Due to the volatility of the government launch market, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and, therefore, the financial performance of the Delta programs. We have Delta IV inventory of $1.0 billion and fixed assets of $1.0 billion that may be subject to impairment if we are unable to obtain future contracts and appropriate pricing. Based on the mission manifest (estimated quantities and timing of launch missions for existing and anticipated contracts) we believe we will recover these costs. The Delta II and IV programs are reported in the L&OS segment.

Satellites As is the standard for the commercial satellite industry, contracts are fixed-price in nature and include on-orbit incentive payments. Many of the existing satellite programs have very complex designs including unique phased array antenna designs. As technical or quality issues arise, we have continued to experience schedule delays and cost impacts. If the issues continue, they could result in a material charge. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the satellites creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination for default (TFD) provisions or other financially significant exposure. We have one commercial satellite program that could expose us to a TFD notification risk of $137 million. Management believes a TFD is not likely due to continued performance to contract requirements and continuing contractual efforts in process. Our satellite programs are reported in either the Network Systems or L&OS segments.

See discussion of Boeing Satellite Systems International, Inc. (BSSI)/ICO Global Communications (Operations), Ltd. (ICO) litigation in note 24.

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC), against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a 702

Satellite which experienced anomalies with its concentrator solar arrays. The claimants seek approximately $199 million (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya and further reserved the right to seek an additional $39 million currently in dispute between Thuraya and certain of its insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365 million. We believe that these claims lack merit and intend to vigorously defend against them.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch currently scheduled for the second quarter of 2006 for which full insurance coverage has not been procured. We estimate that the potential uninsured amount for that launch could range from $65 million to $315 million, depending on the nature of the uninsured event.

Future Combat Systems On April 5, 2005 the U.S. Army announced that it plans to convert the Future Combat Systems (FCS) program from an Other Transaction Agreement (OTA) to a standard DoD contract. An OTA is contracted under a different congressional authority than a standard DoD contract and generally imposes fewer administrative contractual requirements. The current OTA has been modified to incorporate clauses relating to the Truth in Negotiations Act, Cost Accounting Standards, and the Procurement Integrity Act. We signed a Federal Acquisition Regulations-based Undefinitized Contract Authorization with the Army on September 23 and definitization is scheduled for March 2006. Based on our assessment of the possible contractual changes, we do not believe there will be a significant impact to earnings, cash flow and/or financial position.

Future Imagery Architecture On September 28, 2005 we received a partial stop-work order from the National Reconnaissance Office for the Future Imagery Architecture (FIA) program, which makes it probable that our scope of work will be reduced. In the third quarter, revised cost and fee estimates were included in our financial statements to reflect our assessment of the probable outcome. If the final cost and fee outcome is materially different than our current assessment, it could impact our financial performance. The revenue loss was immaterial in 2005. This program is included in the Network Systems segment.

767 Tanker Program Prior to the fourth quarter of 2004, we incurred substantial pre-contract costs for development of one in-production aircraft for the 767 Tanker program. These costs were being deferred based on our assessment that it was probable we would recover these costs when we were awarded the USAF 767 Tanker contract. The pre-contract costs were being deferred and recorded in inventory based on AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, which states that costs may be deferred if they can be associated with a specific anticipated contract, and if their recoverability from that contract is probable. Our assessment of probability was based on the fact that the DoD Appropriations Act for fiscal year 2005 provided $100 million funding for tanker replacement and the National Defense Authorization Act for fiscal year 2005 provided authorization for the procurement of 100 tanker aircraft and associated support contracts. In addition, we believed, based on our understanding of the requirements, that our 767 aircraft was the most cost-effective solution that met those requirements and, therefore, that it was probable we would be awarded the USAF 767 Tanker contract. Based on prior DoD contracting practices, we also believed it was probable that we would be awarded the initial support contracts.

On January 14, 2005, as a result of our 2004 year-end review, we updated our assessment of the probability of securing the USAF 767 Tanker contract and announced our plan to recognize pre-tax charges totaling $275 million in our year-end 2004 financial statements based on the continued delay of the contract award and the likely re-competition of the contract. Commercial Airplanes share was $195 million and IDS’ share was $80 million. Within IDS, A&WS and Support Systems were impacted by the charge. The charge included $47 million of incurred design and development cost and $33 million for anticipated supplier penalties.

Through 2005, the 767 Tanker program has orders for eight 767 Tankers, four from the Italian Air Force and four from the Japan Self Defense Agency. The first aircraft for Italy will be tendered for acceptance in late 2006 and our first delivery to Japan will occur in early 2007. Work continues on the Company Sponsored Research and Development (CSR&D) effort as we entered the flight test phase of the program in 2005 and expect to complete it in 2006.

The USAF is continuing to pursue a replacement for the KC-135 tanker. Funding has been included in the DoD Appropriation Act for both of its fiscal years 2005 and 2006, and has also been included in the fiscal year 2007 DoD budget request. The USAF has announced that the replacement for the KC-135 will be awarded through a competition which will be held in 2006. We remain firmly committed to the USAF Tanker program and are ready to support our customer in whatever decision is made regarding the recapitalization of the nation’s current aerial refueling fleet.

Comanche On February 23, 2004 the U.S. Government announced plans to terminate for convenience (TFC) the RAH-66 Comanche Engineering and Manufacturing Development contract. The joint venture between us and Sikorsky Aircraft, a division of United Technologies Corporation, had a 50/50 share in program work and earnings. On March 19, 2004 the U.S. Government issued a partial TFC notification. A termination proposal was submitted to the U.S. Government on February 25, 2005. An updated proposal was submitted in January 2006 to reflect actual costs through 2005. We expect that a settlement will be reached by the end of the first quarter of 2006. The program represented less than 1% of our 2005 revenues. No material impact on our financial statements is expected.

Integrated Defense Systems

(Dollars in millions)	2005	2004	2003
Revenues	$30,791	$30,465	$27,361
% of Total Company Revenues	56%	58%	54%
Operating Earnings	$3,890	$2,925	$766
Operating Margins	12.6%	9.6%	2.8%
Research and Development	$855	$834	$846
Contractual Backlog	$36,341	$39,151	$40,883
Unobligated Backlog	$43,759	$47,270	$50,564

Since our operating cycle is long-term and involves many different types of development and production contracts with varying delivery and milestone schedules, the operating results of a particular year, or year-to-year comparisons of revenues and earnings, may not be indicative of future operating results. In addition, depending on the customer and their funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term awards. As a result, period-to-period comparisons of orders and backlog are not necessarily indicative of future workloads. The following discussions of comparative results among periods should be viewed in this context

IDS revenues remained stable in 2005 due to moderating defense budgets, up 1% from 2004, after strong growth of 11% in 2004 over 2003. The operating earnings increase of $965 million from 2004 to

2005 was primarily due to higher L&OS earnings largely driven by the net gain of $578 million ($9 million of which was recognized at the Other segment) from the Rocketdyne divestiture in 2005.

Total backlog is comprised of contractual backlog, which represents funded work to perform, and unobligated backlog, which represents unfunded work to perform. IDS total backlog decreased 7% in 2005, from $86.4 billion to $80.1 billion, yet still remains industry-leading. Given our annual revenue of almost $31 billion, we have 2.6 years worth of sales in backlog, an important indicator of future workload.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Aircraft and Weapons Systems

(Dollars in millions)	2005	2004	2003
Revenues	$11,444	$11,394	$10,763
% of Total Company Revenues	21%	22%	21%
Operating Earnings	$1,707	$1,636	$1,420
Operating Margins	14.9%	14.4%	13.2%
Research and Development	$374	$382	$360
Contractual Backlog	$19,161	$18,256	$19,352
Unobligated Backlog	$12,006	$17,197	$24,176

Revenues A&WS revenues remained stable between 2004 and 2005 primarily due to increased deliveries on F-15 and Apache and higher volume on C-40 and F-22. This was offset by decreased deliveries on F/A-18 and lower volume on Chinook, V-22, and the Comanche termination.

Revenues grew 6% from 2003 to 2004 due to increased deliveries on F/A-18 and Apache and higher volume on F-22 and Chinook. This was partially offset by fewer deliveries on T-45 and lower volume as a result of the Comanche termination in 2004.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications were as follows:

Aircraft and Weapon Systems
	2005	2004	2003
C-17 Globemaster	16	16	16
F/A-18E/F Super Hornet	42	48	44
T-45TS Goshawk	10	7	12
F-15E Eagle	6	3	4
C-40A Clipper	2	3	1
AH-64 Apache	12	3	–

Operating Earnings A&WS operating earnings increased 4% between 2004 and 2005 even though revenues were stable. In addition to continued strong performance, the 767 Tanker program CSR&D effort in 2005 was reduced as compared to 2004 and operating earnings in 2004 were negatively impacted by the charges discussed above related to the USAF Tanker program.

Operating earnings grew 15% from 2003 to 2004 partly due to the revenue growth mentioned above and partly due to significant performance improvements from contract close-out activity and lean initiatives in 2004, partially offset by the 2004 767 Tanker charges.

Research and Development The A&WS segment continues to focus its research and development where it can use its customer knowledge, technical strength and large-scale integration capabilities to provide transformational solutions to meet the war fighter’s enduring needs. Spending has remained consistent over the past three years. Research and development activities leverage our capabilities in architectures, system-of-systems integration and weapon systems technologies across a broad spectrum of capabilities designed to enhance situational awareness and survivability, increase mission effectiveness and interoperability, and improve affordability, reliability and economic ownership. Continued research and development investments in unmanned systems have enabled the demonstration of multi-vehicle coordinated flight and distributed control of high-performance unmanned combat air vehicles. Research and development in advanced weapons technologies emphasizes, among other things, precision guidance and multi-mode targeting. Research and development investments in the Global Tanker Transport Aircraft program represent a significant opportunity to provide state-of-the-art refueling capabilities to domestic and international customers. Other research and development efforts include upgrade and technology insertions to network-enable and enhance the capability and competitiveness of current product lines such as the F/A-18E/F Super Hornet, F-15E Eagle, AH-64 Apache, CH-47 Chinook and C-17 Globemaster III.

Backlog A&WS total backlog decreased 12% from 2004 to 2005 primarily due to sales on C-17 and F/A-18 from multi-year contracts awarded in prior years, partially offset by additional F-15 and Chinook orders.

Total backlog decreased 19% from 2003 to 2004 primarily due to sales on C-17 and F/A-18 from multi-year contracts awarded in prior years.

Network Systems

(Dollars in millions)	2005	2004	2003
Revenues	$11,264	$11,221	$9,198
% of Total Company Revenues	21%	21%	18%
Operating Earnings	$638	$969	$645
Operating Margins	5.7%	8.6%	7.0%
Research and Development	$285	$234	$195
Contractual Backlog	$6,228	$10,190	$11,715
Unobligated Backlog	$28,316	$26,097	$22,907

Revenues Network Systems revenues remained stable between 2004 and 2005 as significant growth in FCS and Airborne Command and Control programs such as MMA and 737 Airborne Early Warning & Control (AEW&C) was offset by lower volume in Proprietary, Ground-based Midcourse Defense (GMD), and the completion of the Homeland Security contract.

Revenues grew 22% from 2003 to 2004 due to strong growth in FCS, GMD, Proprietary, and Airborne Command and Control programs, partially offset by lower volume in Homeland Security.

Operating Earnings Network Systems operating earnings decreased 34% from 2004 to 2005 primarily due to revised cost and fee estimates in 2005 resulting from technical and quality issues on Proprietary, GMD, 737 AEW&C, and a military satellite program.

Earnings increased 50% from 2003 to 2004 partly due to the revenue growth mentioned above; improved performance in Homeland Security and Proprietary partially offset by revised cost and fee estimates on a military satellite program and GMD in 2004; and due to a $55 million pre-tax charge taken in 2003 on the Resource 21 joint venture when NASA did not award us an imagery contract.

Research and Development The Network Systems research and development funding remains focused on the development of Communications and Command & Control capabilities that support a network-centric architecture approach for our various government customers. We are investing in the communications market to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Key programs in this area include Joint Tactical Radio System, Global Positioning System, and Transformational Communications System. Investments were also made to support various Intelligence, Surveillance, and Reconnaissance business opportunities including MMA, AEW&C aircraft, and concepts that will lead to the development of next-generation space intelligence systems. A major contributor to our support of these DoD transformation programs is the investment in the Boeing Integration Center (BIC) and extended network of modeling, simulation and analysis capabilities where our Network-Centric Operations concepts are developed in partnership with our customers. Significant upgrades were made in 2005 to the Virtual Warfare Center in St Louis and several other smaller facilities. Along with increased funding to support these areas of architecture and network-centric capabilities development, we also maintained our investment levels in Global Missile Defense and advanced missile defense concepts and technologies.

Backlog Network Systems total backlog decreased 5% from 2004 to 2005 primarily due to sales in 2005 from large multi-year orders received in prior years on FCS, GMD, and MMA, partially offset by orders for Proprietary programs.

Total backlog increased 5% from 2003 to 2004 primarily due to additional orders for FCS and the initial MMA award in 2004.

Support Systems

(Dollars in millions)	2005	2004	2003
Revenues	$5,342	$4,881	$4,408
% of Total Company Revenues	10%	9%	9%
Operating Earnings	$765	$662	$455
Operating Margins	14.3%	13.6%	10.3%
Research and Development	$80	$57	$59
Contractual Backlog	$8,366	$6,505	$5,882
Unobligated Backlog	$1,185	$1,573	$1,297

Revenues Support Systems revenues grew 9% from 2004 to 2005 due to increased volume in Integrated Support programs such as C-17, F-15 Korea, AC-130, and CV-22, partially offset by lower volume in Maintenance, Modification & Upgrade (MM&U) programs like KC-135.

Revenues grew 11% from 2003 to 2004 due to increased volume in Supply Chain Services programs such as Apache spares, Integrated Support programs like C-17, and Training & Support Systems programs such as Fixed Wing and Rotorcraft.

Operating Earnings Support Systems operating earnings grew 16% from 2004 to 2005 partly reflecting the revenue increase mentioned above, partly due to continued performance improvements in 2005 in Training & Support Systems, MM&U, and Supply Chain Services programs and partly due to a 767 Tanker $18 million pre-tax write-off of pre-contract costs in 2004 due to a slip in the award of the USAF contract.

Earnings grew 45% from 2003 to 2004 primarily due to the significant performance improvements from contract close-out activities and lean initiatives in 2004 as well as the increased revenue mentioned above, partially offset by the 2004 pre-tax charge on the 767 Tanker program mentioned above.

Research and Development Support Systems continues to focus investment strategies on its core businesses including Engineering and Logistic Services, MM&U, Supply Chain Services, Training and Support Systems, and Advanced Logistics Services, as well as on moving into the innovative Network Centric Logistics (NCL) areas. Investments have been made to continue the development and implementation of innovative and disciplined tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment partnership, the F/A-18 Integrated Readiness Support Teaming (FIRST) program, and the F-15 Singapore Performance Based Logistics contract.

Backlog Support Systems total backlog increased 18% from 2004 to 2005 primarily due to orders in Supply Chain Services and Engineering and Logistics Services, partially offset by sales throughout the segment.

Total backlog increased 13% from 2003 to 2004 primarily due to orders in Life Cycle Customer Support programs, partially offset by sales throughout the segment.

Launch & Orbital Systems

(Dollars in millions)	2005	2004	2003
Revenues	$2,741	$2,969	$2,992
% of Total Company Revenues	5%	6%	6%
Operating Earnings	$780	$(342)	$(1,754)
Operating Margins	28.5%	(11.5)%	(58.6)%
Research and Development	$116	$161	$232
Contractual Backlog	$2,586	$4,200	$3,934
Unobligated Backlog	$2,252	$2,403	$2,184

Revenues L&OS revenues decreased 8% from 2004 to 2005 primarily due to launch slips caused by the strike by the IAM and the Rocketdyne divestiture in 2005 and a favorable TFC settlement on a commercial satellite program in 2004. This was partially offset by higher contract values for Delta IV launch contracts in 2005.

Revenues remained stable from 2003 to 2004 primarily due to the favorable TFC settlement in 2004 mentioned above offset by lower satellite and launch deliveries and milestone completions in 2004 compared to 2003.

Deliveries of production units were as follows:

	2005	2004	2003
Delta II	2	4	4
Delta IV			2
Commercial/Civil Satellites	3	2	3

Operating Earnings The L&OS operating earnings improvement from 2004 to 2005 was driven by the net gains on the sale of Rocketdyne $578 million, ($9 million of which was recognized at the Other segment) and EDD ($25 million), gain from the sale of a parcel of land at our Seal Beach, California facility, and higher contract values for Delta IV launch contracts in 2005. The operating losses recorded in 2004 were caused by performance issues in the satellite business due to cost growth from technical and quality issues and write-offs of slow moving satellite inventory and also by cost growth on our Delta IV program, partially offset by the favorable TFC settlement mentioned above.

The earnings improvement from 2003 to 2004 was primarily driven by two significant events in 2003. First, a goodwill impairment charge of $572 million was recorded in the first quarter of 2003 as a result of an internal reorganization whereby the SFAS No. 142 reportable segments, operating segments, and reporting unit designations changed, causing significantly different relationships between reporting unit carrying values and fair values. Specifically, the new L&OS reporting unit was created by combining six pre-existing reporting units. The carrying value of one of these reporting units, Boeing Satellite Systems, exceeded its fair value resulting in the goodwill balances at this reporting unit being fully impaired during 2002. However, the carrying values of the other five reporting units were less than their fair values, so the goodwill balances at these reporting units were not impaired during 2002. In addition, the Board of Directors in early 2003 approved our long range business plan which included downward revisions to cash flow projections for the L&OS reporting unit. The combination of these factors resulted in the newly created L&OS reporting unit having a carrying value that exceeded its fair value, prompting recognition of the goodwill impairment charge.

In addition, 2003 earnings were further impacted by a second quarter charge of $1,030 million, of which $835 million was attributable to the Delta IV program caused by a combination of factors. The most significant driver was the requirement to spread fixed costs of the Delta IV program over a reduced number of anticipated launches as a result of continued weakness in the commercial space launch market, resulting in an earnings impact of $412 million. Secondly, the program experienced cost growth of $360 million primarily related to payload integration and launch support costs. In each of these cases, the additional costs were not billable under the respective contracts. In addition, the remaining $63 million of the charge resulted from our determination that it was no longer probable that our U.S. Government customer would agree to price increases for change orders in connection with existing contracted and awarded Delta IV launches. The remaining $195 million of the 2003 charge related to Boeing Satellite Systems incurring additional costs as a result of satellite program complexities. These complexities caused technical and quality issues resulting in schedule delays, cost impacts, and late delivery penalties which were not billable under the respective contract. The 2003 results also include the adjustments made to equity investments in Ellipso, SkyBridge and Teledesic resulting in a net write-down of $27 million.

Divestitures On February 28, 2005, we completed the stock sale of EDD to L-3 Communications. On August 2, 2005, we completed the sale of the Rocketdyne business to United Technologies Corporation (UTC). See Note 8.

Investments We are a 50/50 partner with Lockheed in a joint venture called United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. United Space Alliance operations are performed under cost-plus type contracts. Our proportionate share of joint venture earnings is recognized as income from operating investments in the consolidated statements of operations. The operating earnings resulting from this venture for 2005, 2004, and 2003 were $72 million, $70 million, and $52 million, respectively.

We have also entered into an agreement with Lockheed to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. The closing of the ULA transaction is subject to certain closing conditions including government and regulatory approval in the United States and internationally. On August 9, 2005, Boeing and Lockheed received clearance regarding the formation of ULA from the European Commission. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. Upon completion of the transaction, ULA would be reported as an equity method investment. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position for 2006. If the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either we or Lockheed Martin may terminate the joint venture agreement.

Research and Development The L&OS research and development investment is currently focused on the development of key technologies and systems solutions to support our NASA customer in the development of new space exploration systems. We also continue to make prudent investments of research and development resources in the satellite manufacturing business to enhance existing designs to meet evolving customer requirements. Finally, continued research and development investment was used to complete anomaly resolution on the Delta IV vehicle.

Backlog L&OS total backlog decreased 27% from 2004 to 2005 primarily due to reduced orders for satellites and Space Shuttle Return to Flight activity.

Total backlog increased 8% from 2003 to 2004 primarily due to large orders for DIRECTV commercial satellites and additional NASA activity, partially offset by sales throughout the segment.

Boeing Capital Corporation

Business Environment and Trends

In the commercial aircraft market, BCC provides selective financing solutions to our Commercial Airplanes segment customers. In the space and defense markets, BCC primarily structures financing solutions for our IDS segment customers.

BCC’s customer financing and investment portfolio at December 31, 2005 totaled $9.2 billion, which was substantially all our commercial aircraft. While worldwide traffic levels are well above traffic levels carried by the airlines in the recent past, the effects of higher fuel prices on the airline industry continue to impact commercial aircraft values. Recently published sources and market transactions indicate that passenger load factors are at record high levels, the supply of economically viable used aircraft is limited and, lease rates for aircraft are increasing. However, despite these positive environmental factors, values for the various aircraft types serving as collateral in BCC’s portfolio generally have not increased. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service. At the same time, the credit ratings of many airlines, particularly in the United States, have remained at low levels.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,900 commercial jet aircraft (10.2% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types of which over 50% are not expected to return to service.

At December 31, 2005, $2.6 billion of BCC’s portfolio was collateralized by 717 aircraft. During 2005, BCC and the Other segment provided $25 million and $76 million in valuation reserves due to a decrease in the collateral value of the 717 aircraft. Should the 717 aircraft suffer an additional decline in value, such impacts could result in a potential material adverse effect on the Other Segment’s earnings, cash flows and/or financial position.

In October 2003, Commercial Airplanes announced the decision to end production of the 757 aircraft, and the final 757 aircraft was produced in October 2004. At December 31, 2005, $1.2 billion of BCC’s portfolio was collateralized by the 757 aircraft. During the year ended December 31, 2005, the Other segment provided $22 million in our valuation reserve due to a decrease in the collateral value of the 757 aircraft. Should the 757 aircraft suffer a decline in value and market acceptance, such impacts could result in a potential material adverse effect on our earnings, cash flow and/or financial position.

Significant Customer Contingencies

A substantial portion of BCC’s portfolio is concentrated among U.S. commercial airline customers. Certain customers have filed for bankruptcy protection or requested lease or loan restructurings; these negotiations were in various stages as of December 31, 2005. BCC does not expect that the current bankruptcies or reorganizations of ATA Holdings Corp (ATA), Viacao Aerea Rio-Grandense (VARIG), Delta or Northwest including a return of some or all of the aircraft financed will have a material adverse effect on our earnings, cash flows and/or financial position.

United Airlines, Inc. At December 31, 2005 and 2004, United Airlines, Inc. (United) accounted for $1.1 billion (11.7%) of BCC’s total portfolio. At December 31, 2005, United was BCC’s second largest customer based on portfolio carrying value. At December 31, 2005, the United portfolio was secured by security interests in two 767 aircraft and 13 777 aircraft and by an ownership and security interest in five 757 aircraft. At December 31, 2005, United was current on all of its obligations related to these 20 aircraft.

On February 1, 2006, United emerged from bankruptcy and has assumed all our financing which were restructured in September 2003 as part of the bankruptcy proceeding.

ATA Holdings Corp. At December 31, 2005 and 2004, ATA accounted for $253 million and $705 million (2.7% and 7.3%) of BCC’s total portfolio. At December 31, 2005, the ATA portfolio consisted of six operating leases for 757 aircraft and a note receivable.

On October 26, 2004, ATA filed for Chapter 11 bankruptcy protection. As a result, on December 29, 2004, BCC entered into an agreement in principle with ATA whereby ATA agreed to continue to lease 12 757 aircraft under restructured terms and agreed to return eight of the 12 757 aircraft during the second half of 2005 and early 2006. ATA is obligated to pay rent on all aircraft until returned. BCC concurrently entered into an agreement with Continental Airlines (Continental) to lease each of these eight 757 aircraft as they are returned by ATA. In February 2005, following completion of certain conditions, BCC reclassified the 12 757 aircraft from finance leases to operating leases. On July 14, 2005, the bankruptcy court approved the assumption of 11 of the restructured 757 aircraft leases by mutual agreement between BCC and ATA, one 757 aircraft lease was rejected and the aircraft returned to accommodate BCC’s timely re-leasing of the aircraft to Continental. The bankruptcy court order also approved a settlement agreement setting forth BCC’s deficiency claim for the four 757 aircraft to be retained by ATA and a process for determining the amount of our deficiency claims for the remaining eight 757 aircraft that will be returned to BCC. During 2005, six of the eight aircraft were returned and subsequently delivered to Continental. The remaining two aircraft were returned to BCC and delivered to Continental in January 2006.

Viacao Aerea Rio-Grandense. At December 31, 2005 and 2004, VARIG accounted for $270 million and $400 million (2.9% and 4.1%) of BCC’s total portfolio. At December 31, 2005 the VARIG portfolio consisted of two 737 aircraft and six MD-11 aircraft. We exercised early lease termination rights and took possession of two MD-11 aircraft in the second quarter of 2005 with a carrying value of $73 million. The aircraft were subsequently sold to another customer. On June 17, 2005, VARIG filed a request for reorganization which was granted on June 22, 2005 by Brazilian Reorganization Courts. In

October 2005, VARIG returned one MD-11 aircraft which was immediately re-leased to another customer. In December 2005, VARIG’s reorganization plan was approved both by the creditors and the Brazilian Reorganization Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings, some of which are ongoing.

Delta Air Lines, Inc. At December 31, 2005 and 2004, Delta accounted for $118 million and $146 million (1.3% and 1.5%) of BCC’s total portfolio. At December 31, 2005, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Delta retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. To date, none of the aircraft securing BCC’s investments have been rejected or returned. Although Delta has affirmed its obligations for the two EETCs in the bankruptcy court, Delta still reserves the right to reject or return the aircraft.

Northwest Airlines, Inc. At December 31, 2005 and 2004, Northwest accounted for $494 million and $295 million (5.4% and 3.0%) of BCC’s total portfolio. At December 31, 2005, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject the restructuring terms with its creditors and return aircraft, including BCC aircraft. Northwest has filed a motion to reject leases or return certain aircraft. Although Northwest has identified one 747 aircraft financed by an ETC in which BCC owns an interest as being subject to potential rejection, this aircraft has not yet been rejected or returned. In October 2005, Northwest requested a restructuring of certain obligations and BCC is currently negotiating restructuring terms. As a result of the current financial difficulties of Northwest, BCC has deemed the EETC and ETC to be other than temporarily impaired. During the third quarter of 2005, we reduced the carrying values of these investments to their estimated fair values of $26 million and recorded an asset impairment charge of $24 million.

Summary Financial Information

(Dollars in millions)	2005	2004	2003
Revenues	$966	$959	$991
% of Total Company Revenues	2%	2%	2%
Operating Earnings	$232	$183	$91
Operating Margins	24%	19%	9%

Revenues BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease, investment income, and gains on disposals of investments.

BCC’s revenues were essentially unchanged in 2005. The decrease in revenue in 2004 compared with 2003 was primarily attributable to lower new business volume.

Operating Earnings BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. The increase in 2005 operating earnings was primarily due to a lower asset impairment expense and the absence of debt redemption costs partially offset by increased depreciation expense.

As summarized in the following table, during the year ended December 31, 2005, we recognized pre-tax expenses of $132 million, of which $34 million related to BCC, in response to the deterioration in the credit worthiness of BCC’s airline customers, airline bankruptcy filings and the continued decline in the commercial aircraft and general equipment asset values. For the same period in 2004, we recognized pre-tax expenses of $165 million in response to the deterioration, of which $68 million related to BCC.

(Dollars in millions)	BCC Segment	Other Segment*	Consolidated
2005
Provision (recovery) for losses	$(25)	$98	$73
Asset impairment expense related to customer financing	33		33
Other charges	26		26
	$34	$98	$132
2004
Provision (recovery) for losses	$(38)	$82	$44
Asset impairment expense related to customer financing	27	2	29
Other charges	79	13	92
	$68	$97	$165

*	For further details, see discussion in Other Segment section.

During 2005, BCC recorded a net recovery through the provision for losses of $25 million. This amount consisted of a net benefit of $26 million as a result of Hawaiian Airlines, Inc.’s (Hawaiian) emergence from bankruptcy (including a partial offset by a decline in the collateral value of the 717 aircraft leased to Hawaiian), a benefit of $16 million as a result of the repayment of certain notes and a net provision of $17 million. During 2004, BCC also recorded a net recovery through the provision for losses of $38 million. This amount consisted of the mitigation of collateral exposure with certain customers and a net benefit due to refinements in the methodology for measuring collateral values, offset by certain impaired receivables.

During the year ended December 31, 2005, BCC recorded customer financing-related asset impairment charges of $13 million due to the reduction of estimated future cash flows. In addition, BCC recorded an impairment charge of $20 million related to a Commercial Financial Services (CFS) asset, which was not subject to the purchase and sale agreement with General Electric Capital Corporation (GECC). During the year ended December 31, 2005, BCC reduced the carrying value of certain of its EETCs and an ETC due to an other-than temporary impairment of $53 million, partially offset by the fair value of other collateral available to BCC in the amount of $27 million. During the year ended December 31, 2004, BCC recognized customer financing-related charges totaling $27 million as a result of declines in market values and projected future rents for aircraft and equipment. During the year ended December 31, 2004, BCC also recognized a charge of $79 million which consisted of $47 million related to an other-than-temporary impairment of a held-to-maturity investment in ATA maturing in 2015, and $32 million related to the impairment of a D tranche EETC which finances aircraft with Delta. BCC carefully monitors the relative value of aircraft equipment since we remain at substantial economic risk to significant decreases in the value of aircraft equipment and their associated lease rates.

At December 31,	2005	2004
BCC Customer Financing and Investment Portfolio	$9,206	$9,680
% of Total Receivables in Valuation Allowance	2.0%	4.2%
Debt	$6,322	$7,024
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2005 decreased from December 31, 2004 due to normal portfolio run-off, the impact of restructuring certain finance leases to operating leases resulting in a $200 million charge-off to the allowance, the sale of certain portfolio assets, and prepayments. At December 31, 2005 and 2004, BCC had $47 million and $37 million of assets that were held for sale or re-lease, which, as of December 31, 2005, included $36 million of assets currently under lease. Of the remaining $11 million and $37 million of assets held for sale or re-lease at December 31, 2005 and 2004, $6 million and $25 million had firm contracts to be placed on lease. Additionally, leases with a carrying value of approximately $363 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed, of which $238 million were identified with firm contracts in place at December 31, 2005, to be sold or placed on lease.

Other Segment

Other segment operating losses were $334 million during 2005 as compared to losses of $535 million during 2004. Major factors contributing to results for the other segment are described below.

During 2003 and 2004, we delivered a total of five 767 aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd. (TRM). Such arrangement was accounted for as an operating lease due to additional financing and expense sharing arrangements with TRM. As a result, as of December 31, 2004, we deferred lease income of $379 million. During April 2005, we terminated our ongoing obligations to TRM and also received full payment from TRM for the financing arrangement and recognized the remaining deferred lease income of $369 million and repayment for the financing arrangement of $42 million as revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 million in our Consolidated Statements of Operations in 2005. (See Note 15)

In 2005, we recorded provisions for customer financing losses of $98 million, which consisted of losses of $76 million and $22 million, due to the decrease in the collateral values of the 717 and 757, respectively. In 2004, such provisions were $82 million due to deteriorated airline credit ratings and depressed aircraft values. Additionally, charges of $13 million were recognized in 2004 related to the decline in lease rates on certain aircraft.

In 2005, we sold real property and equipment which resulted in a pretax gain of $29 million reported in the other segment. During 2004, we recorded depreciation of $61 million related to a demolished building and incurred an additional $18 million pretax loss related to accounting for various real property transactions.

In 2005, our research and development costs recorded at Boeing Technology decreased by approximately $32 million primarily due to cost reduction strategies implemented across the business units during the year.

Critical Accounting Policies and Standards Issued and Not Yet Implemented

Contract Accounting

Contract accounting involves a judgmental process of estimating the total sales and costs for each contract, which results in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

Due to the size, length of time and nature of many of our contracts, the estimation of total sales and costs through completion is complicated and subject to many variables. Total contract sales estimates are based on negotiated contract prices and quantities, modified by our assumptions regarding contract options, change orders, incentive and award provisions associated with technical performance, and price adjustment clauses (such as inflation or index-based clauses). The majority of these contracts are with the U.S. Government. Generally the price is based on estimated cost to produce the product or service plus profit. The Federal Acquisition Regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Total contract cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, business base and other economic projections. Factors that influence these estimates include inflationary trends, technical and schedule risk, internal and subcontractor performance trends, business volume assumptions, asset utilization, and anticipated labor agreements.

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

During all of 2005, IDS’s gross margin performance fell within the historical range of plus or minus 1.0% change to gross margin. If the combined gross margin for all contracts in IDS for all of 2005 had been estimated to be higher or lower by 1.0%, it would have increased or decreased income for the year by approximately $308 million.

Program Accounting

Program accounting requires the demonstrated ability to reliably estimate the relationship of sales to costs for the defined program accounting quantity. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. For each program, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer.

Factors that must be estimated include program accounting quantity, sales price, labor and employee benefit costs, material costs, procured parts, major component costs, overhead costs, program tooling costs, and routine warranty costs. Underlying all estimates used for program accounting is the forecasted market and corresponding production rates. Estimation of the accounting quantity for each program takes into account several factors that are indicative of the demand for the particular program, such as firm orders, letters of intent from prospective customers, and market studies. Total estimated program sales are determined by estimating the model mix and sales price for all unsold units within the accounting quantity, added together with the sales for all undelivered units under contract. The sales prices for all undelivered units within the accounting quantity include an escalation adjustment that is based on projected escalation rates, consistent with typical sales contract terms. Cost estimates are based largely on negotiated and anticipated contracts with suppliers, historical performance trends, and business base and other economic projections. Factors that influence these estimates include production rates, internal and subcontractor performance trends, asset utilization, anticipated labor agreements, and inflationary trends.

To ensure reliability in our estimates, we employ a rigorous estimating process that is reviewed and updated on a quarterly basis. Changes in estimates are recognized on a prospective basis.

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, or circumstances may adversely or positively affect financial performance in future periods.

Our recent experience has been that estimated changes due to accounting quantity, model mix, escalation, and cost performance adjustments have resulted in changes over the course of a year to the combined cost of sales percentages of all commercial airplane programs within a range of plus or minus 1%. If combined cost of sales percentages for all commercial airplane programs for all of 2005 had been estimated to be higher or lower by 1%, it would have increased or decreased income for 2005 by approximately $190 million.

Aircraft Valuation

Used aircraft under trade-in commitments The fair value of trade-in aircraft is determined using aircraft specific data such as, model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets to which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, (1) the resale market, which could potentially include the cost of long-term storage, (2) the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements, or (3) the scrap market. Collateral valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly collateral valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Based on the best market information available at the time, it is probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $72 million and $116 million at December 31, 2005 and 2004. Accounts payable and other liabilities included $22 million and $25 million at December 31, 2005 and 2004, which represents the exposure related to these trade-in commitments.

Had the estimate of trade-in value used to calculate our obligation related to probable trade-in commitments been 10% higher or lower than our actual assessment, using a measurement date of December 31, 2005, Accounts payable and other liabilities would have decreased or increased by approximately $5 million. We continually update our assessment of the likelihood of our trade-in aircraft purchase commitments and continue to monitor all these commitments for adverse developments.

Impairment review for assets under operating leases and held for sale or re-lease When events or circumstances indicate (and no less than annually), we review the carrying value of all aircraft and equipment under operating lease and held for sale or re-lease for potential impairment. We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. A key assumption is the expected future lease rates. We also include assumptions about lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset and estimated proceeds from future asset sales. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of asset impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Had future lease rates on these assets been 10% lower, we estimate that the asset impairment expense would have increased by approximately $46 million during 2005. We are unable to predict the magnitude or likelihood of any future impairments.

Used aircraft acquired by the Commercial Airplanes segment are included in Inventories at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in ‘Customer financing’, however, the valuation continues to be based on the lower of cost or market. The lower of cost or market assessment is performed quarterly using the process described in the Used aircraft under trade-in commitments section.

Allowance for losses on receivables The allowance for losses on receivables (valuation provision) is used to provide for potential impairment of receivables on the Consolidated Statements of Financial Position. The balance represents an estimate of probable but unconfirmed losses in the receivables portfolio. The estimate is based on various qualitative and quantitative factors, including historical loss experience, collateral values, results of individual credit reviews and the general state of the economy and airline industry. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. The adequacy of the allowance is assessed quarterly. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

We review the adequacy of the allowance by assessing both the collateral exposure and the applicable cumulative default rate (i.e. the credit-adjusted collateral exposure). We determine the collateral value by calculating the median values obtained from third-party equipment appraisers’ industry data. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted-average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based on public information and information obtained directly from our customers.

In recognition of the uncertainty of the ultimate loss experience and relatively long duration of the portfolio, a range of reasonably possible outcomes of the portfolio’s credit-adjusted collateral exposure is calculated by varying the applicable default rate by approximately plus or minus 15%. The resulting range of the allowance necessary to cover credit-adjusted collateral exposure as of December 31, 2005, was approximately $240 million to $307 million.

Lease Residual Values Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. At December 31, 2005, the projected residual value of total equipment under operating leases was $2.6 billion. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. For example, a change in the estimated residual values of 1% could result in a cumulative pre-tax earnings impact of $26 million as of December 31, 2005, to be recognized over the remaining term of the lease portfolio.

Goodwill impairment

Due to various acquisitions, goodwill has historically constituted a significant portion of our long-term assets. We perform our goodwill impairment test annually, on April 1, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

We estimate the fair values of the related operations using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions, and are subject to review and approval by our senior management and Board of Directors. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

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

Postretirement plans

The liabilities and net periodic cost of our pension and other postretirement plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and medical trend (rate of growth for medical costs).

We use a discount rate that is based on a point-in-time estimate as of our September 30 annual measurement date. This rate is determined based on a review of long-term, high quality corporate bonds as of the measurement date and use of models that match projected benefit payments of our major U.S. pension and other postretirement plans to coupons and maturities from high quality bonds. (See Note 17) In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate.

As of September 30, 2005 (in millions)

	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans	Dollars	Dollars

Projected benefit obligation (pensions)	(1,370)	1,570
Net periodic pension cost	(160)	150

Other postretirement benefit plans

Accumulated postretirement benefit obligation	(180)	200
Net periodic postretirement benefit cost	(15)	15

Net periodic pension costs include an underlying expected long-term rate of return on pension fund assets. This expected return on assets assumption is derived from an extensive study conducted by our Trust Investments group and its actuaries on a periodic basis. The study includes a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the related investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost for the upcoming plan year. Pension income or expense is sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2005 pension income by approximately $103 million.

Net periodic pension cost also includes an amortization of unrecognized gains and losses and changes in liabilities due to plan amendments. The amount of unrecognized gains and losses can be significant and can significantly increase (or decrease) future net periodic pension cost.

The funded status of pension plans is sensitive to the discount rate and actual returns on assets. Changes in the funded status may have significant immediate impacts on our Consolidated Statements of Financial Position as of a new measurement date. At present, our Consolidated Statements of Financial Position includes a prepaid pension asset, which primarily represents losses that have not yet been recognized. In the normal course of events, the loss will be recognized over a period of years and the prepaid pension asset will be correspondingly reduced. However, under certain economic conditions, we could be required to recognize all or a substantial portion of the recognized loss in a single accounting period. Statement of Financial Accounting Standards (SFAS) No. 87 requires recognition of a minimum liability equal to the excess (if any) of a pension plan’s accumulated benefit obligation (ABO) over its assets. The ABO is the actuarial present value of the plan’s obligation for benefits earned to date but without credit for expected future salary increases. When a plan has an unfunded ABO, or required minimum liability, it is also required to recognize any prepaid pension asset (if any) in excess of unrecognized prior service cost. Because the company’s prepaid pension asset is significant, it is possible that under certain circumstances such as poor actual return on pension assets or low discount rate, several or all of our pension plans could become underfunded and we would have to recognize an additional liability equal to the amount underfunded plus the prepaid pension asset. Such a recognition could result in a significant reduction of our equity in the form of a reduction in Other comprehensive income.

Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash that we would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law (ERISA) and discretionary contributions made to improve the plans’ funded status.

Net periodic costs for other postretirement plans include an assumption of the medical cost trend. To determine the medical trend we look at a combination of information including our future expected medical costs, recent medical costs over the past five years, and general expectations in the industry. The assumed medical cost trend rates have a significant effect on the amounts reported for the health care plans. In the following table, we show the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change in the discount rate.

As of September 30, 2005 (in millions)

	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans
Accumulated postretirement benefit obligation	712	(624)
Net periodic postretirement benefit cost	62	(53)

Standards Issued and Not Yet Implemented

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

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires that certain abnormal costs be recognized as current period charges rather than as a portion of the inventory cost, and that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and cannot be determined until the event occurs in future periods.

Contingent Items

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of these disputes and investigations will not have a material adverse effect on our financial position, except as set forth in Note 24 to our Consolidated Financial Statements.

Other contingencies

We are also a defendant in suits filed by Lockheed, ICO Global Communications, Ltd. and several of our employees. See Note 24.

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

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4.0 billion as of December 31, 2005 and approximately $3.2 billion at December 31, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We have financial instruments that are subject to interest rate risk, principally investments, fixed-rate debt obligations, and customer financing assets and liabilities. Historically, we have not experienced material gains or losses on these instruments due to interest rate changes. Additionally, Boeing Capital Corporation (BCC) uses interest rate swaps with certain debt obligations to manage exposure to interest rate changes.

Based on the current holdings of investments, as well as related swaps, the unhedged exposure to interest rate risk is not material for these instruments. The investors in the fixed-rate debt obligations that we issue, do not have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

The principal source of BCC’s market risk relates to interest rate changes. This risk is managed by matching the profile of BCC’s liabilities with the profile of assets. In a state of perfect matching, assets would be funded by debt of an equivalent term and other attributes. Perfect matching is impractical and inefficient given the irregular and unexpected amortization of some assets compared to how capital markets function as a source of funding. The ensuing exposure to mismatch risk is measured and managed with the use of interest rate derivatives. We do not use interest rate derivatives for speculative or trading purposes.

Every quarter BCC uses duration-based measures and analysis to estimate the impact of changes in interest rates. Potential changes in the net fair value of assets, liabilities and derivatives are calculated based on the amount and timing of projected cash flows. It is important to note that these measures and sensitivity analysis are estimates and tools that depend on the assumptions and parameters used in the related models. These models must be complemented by the experience and judgment of management. Although the assets, liabilities and derivatives affected by a change in interest rates are not traded, based on an immediate, one-time, 100 basis-point increase in market rates at December 31, 2005, BCC estimated that the tax-adjusted net fair value of these items would have decreased by $15 million compared to a decrease of $7 million at December 31, 2004.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2005, a 10% unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have reduced our unrealized gains by $28.0 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Commodity price risk

We are subject to commodity price risk relating principally to energy used in production. We periodically use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes of commodities. Commodity price exposure related to unhedged contracts is not material.

Item 8. Financial Statements and Supplemental Data

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Year Ended December 31,	2005	2004	2003
Sales of products	$45,398	$43,979	$41,493
Sales of services	9,447	8,478	8,763
Total revenues	54,845	52,457	50,256

Cost of products	(38,082)	(37,921)	(35,562)
Cost of services	(7,767)	(6,754)	(8,230)
Boeing Capital Corporation interest expense	(359)	(350)	(358)
Total costs and expenses	(46,208)	(45,025)	(44,150)
	8,637	7,432	6,106
Income from operating investments, net	88	91	28
General and administrative expense	(4,228)	(3,657)	(3,200)
Research and development expense	(2,205)	(1,879)	(1,651)
Gain on dispositions, net	520	23	7
Goodwill impairment		(3)	(913)
Impact of September 11, 2001, recoveries			21
Earnings from continuing operations	2,812	2,007	398
Other income, net	301	288	460
Interest and debt expense	(294)	(335)	(358)
Earnings before income taxes	2,819	1,960	500
Income tax (expense)/benefit	(257)	(140)	185
Net earnings from continuing operations	2,562	1,820	685
Income from discontinued operations, net of taxes		10	33
Net (loss) gain on disposal of discontinued operations, net of taxes	(7)	42
Cumulative effect of accounting change, net of taxes	17
Net earnings	$2,572	$1,872	$718

Basic earnings per share from continuing operations	$3.26	$2.27	$0.86
Income from discontinued operations, net of taxes		0.01	0.04
Net (loss) gain on disposal of discontinued operations, net of taxes	(0.02)	0.05
Cumulative effect of accounting change, net of taxes	0.03
Basic earnings per share	$3.27	$2.33	$0.90

Diluted earnings per share from continuing operations	$3.19	$2.24	$0.85
Income from discontinued operations, net of taxes		0.01	0.04
Net (loss) gain on disposal of discontinued operations, net of taxes	(0.01)	0.05
Cumulative effect of accounting change, net of taxes	0.02
Diluted earnings per share	$3.20	$2.30	$0.89

See notes to consolidated financial statements on pages 61 – 118.

Consolidated Statements of Financial Position

(Dollars in millions except per share data)
December 31,	2005	2004
Assets
Cash and cash equivalents	$5,412	$3,204
Short-term investments	554	319
Accounts receivable, net	5,246	4,653
Current portion of customer financing, net	367	616
Deferred income taxes	2,449	1,991
Inventories, net of advances and progress billings	7,940	6,508
Assets of discontinued operations		70
Total current assets	21,968	17,361
Customer financing, net	9,639	10,385
Property, plant and equipment, net	8,420	8,443
Goodwill	1,924	1,948
Other acquired intangibles, net	875	955
Prepaid pension expense	13,251	12,588
Deferred income taxes	140	154
Investments	2,852	3,050
Other assets, net of accumulated amortization of $204 and $142	989	1,340
	$60,058	$56,224

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$16,513	$14,869
Advances and billings in excess of related costs	9,930	6,384
Income taxes payable	556	522
Short-term debt and current portion of long-term debt	1,189	1,321
Total current liabilities	28,188	23,096
Deferred income taxes	2,067	1,090
Accrued retiree health care	5,989	5,959
Accrued pension plan liability	2,948	3,169
Deferred lease income	269	745
Long-term debt	9,538	10,879
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized; Shares issued – 1,012,261,159 and 1,011,870,159	5,061	5,059
Additional paid-in capital	4,371	3,420
Treasury stock, at cost – 212,090,978 and 179,686,231	(11,075)	(8,810)
Retained earnings	17,276	15,565
Accumulated other comprehensive loss	(1,778)	(1,925)
ShareValue Trust – 39,593,463 and 38,982,205	(2,796)	(2,023)
Total shareholders’ equity	11,059	11,286
	$60,058	$56,224

See notes to consolidated financial statements on pages 61 – 118.

Consolidated Statements of Cash Flows

(Dollars in millions)
Year ended December 31	2005	2004	2003
Cash flows – operating activities:
Net earnings	$2,572	$1,872	$718
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Goodwill impairment		3	913
Share-based plans expense	852	576	456
Depreciation	1,412	1,412	1,306
Amortization of other acquired intangibles	91	97	94
Amortization of debt discount/premium and issuance costs	23	15	18
Pension expense/(income)	1,225	335	(147)
Investment/asset impairments charges, net	83	122	153
Customer financing valuation provision	73	45	216
Net loss (gain) on disposal of discontinued operations	12	(66)
Gain on dispositions, net	(520)	(23)	2
Other charges and credits, net	129	539	63
Non-cash adjustments relating to discontinued operations		15	63
Excess tax benefits from share-based payment arrangements	(70)	(23)
Changes in assets and liabilities –
Accounts receivable	(592)	(241)	357
Inventories, net of advances, progress billings and reserves	(1,965)	535	191
Accounts payable and other liabilities	1,147	1,321	(132)
Advances in excess of related costs	3,562	735	643
Income taxes receivable, payable and deferred	628	1,086	320
Deferred lease income	(476)	(30)	233
Prepaid pension expense	(1,862)	(4,355)	(1,728)
Goodwill		(3)	(3)
Other acquired intangibles, net	11	(1)	(2)
Accrued retiree health care	30	214	311
Customer financing, net	589	(421)	(1,316)
Other	46	(255)	47
Net cash provided by operating activities	7,000	3,504	2,776

Cash flows – investing activities:
Discontinued operations customer financing, additions			(333)
Discontinued operations customer financing, reductions	2	174	558
Property, plant and equipment, additions	(1,547)	(1,246)	(836)
Property, plant and equipment, reductions	51	268	95
Acquisitions, net of cash acquired	(172)	(34)	289
Proceeds from dispositions of discontinued operations		2,017
Proceeds from dispositions	1,709	194	186
Contributions to investments	(2,866)	(4,142)	(102)
Proceeds from investments	2,725	1,323	203
Net cash (used)/provided by investing activities	(98)	(1,446)	60

Cash flows – financing activities:
New borrowings			2,042
Debt repayments	(1,378)	(2,208)	(2,024)
Stock options exercised	348	98	18
Excess tax benefits from share-based payment arrangements	70	23
Common shares repurchased	(2,877)	(752)
Dividends paid	(820)	(648)	(572)
Net cash used by financing activities	(4,657)	(3,487)	(536)

Effect of exchange rate changes on cash and cash equivalents	(37)
Net increase/(decrease) in cash and cash equivalents	2,208	(1,429)	2,300
Cash and cash equivalents at beginning of year	3,204	4,633	2,333
Cash and cash equivalents at end of year	$5,412	$3,204	$4,633

See notes to consolidated financial statements on pages 61 – 118.

Consolidated Statements of Shareholders’ Equity

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income / (Loss)
Balance January 1, 2003	$2,141	$(8,397)	$(1,324)	$(4,045)	$14,262	$(3,068)
Share-based compensation	456
Tax benefit related to share-based plans	(79)
ShareValue Trust market value adjustment	416		(416)
Treasury shares issued for share-based plans, net	(54)	75
Net earnings					718	718
Cash dividends declared ($0.68 per share)					(573)
Minimum pension liability adjustment, net of tax of $132				(222)		(222)
Reclassification adjustment for losses realized in net earnings, net of tax of $(11)				20		20
Unrealized holding gain, net of tax of $(1)				3		3
Gain on derivative instruments, net of tax of $(18)				32		32
Currency translation adjustment				67		67
Balance December 31, 2003	$2,880	$(8,322)	$(1,740)	$(4,145)	$14,407	$618
Share-based compensation	576
Tax benefit related to share-based plans	13
Shares paid out, net of fees			143
ShareValue Trust market value adjustment	283		(426)
Treasury shares issued for share-based plans, net	(332)	264
Treasury shares repurchased		(752)
Net earnings					1,872	1,872
Cash dividends declared ($0.85 per share)					(714)
Minimum pension liability adjustment, net of tax of $(1,257)				2,188		2,188
Reclassification adjustment for losses realized in net earnings, net of taxes of $(12)				21		21
Gain on derivative instruments, net of tax of $(8)				14		14
Unrealized loss on certain investments, net of tax of $18				(34)		(34)
Currency translation adjustment				31		31
Balance December 31, 2004	$3,420	$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092
Share-based compensation	720
Tax benefit related to share-based plans	35
Restricted stock compensation and reclassification of deferred compensation	3
Changes in capital stock	23
Share Value Trust market value adjustment	773		(773)
Excess tax pools	63
Treasury shares issued for share-based plans, net	(666)	612
Treasury shares repurchased		(2,877)
Net earnings					2,572	2,572
Cash dividends declared ($1.05 per share)					(861)
Minimum pension liability adjustment, net of tax of $(45)				167		167
Reclassification adjustment for losses realized in net earnings, net of taxes of $(15)				21		21
Unrealized loss on certain investments, net of tax of $8				(12)		(12)
Currency translation adjustment				(29)		(29)
Balance December 31, 2005	$4,371	$(11,075)	$(2,796)	$(1,778)	$17,276	$6,811

See notes to consolidated financial statements on pages 61 – 118.

Issued common shares totaled 1,012,261,159 as of December 31, 2005 and 1,011,870,159 as of December 31, 2004 and 2003. The par value of these shares was $5,061 as of December 31, 2005 and $5,059 as of December 31 2004 and 2003. Treasury shares as of December 31, 2005, 2004 and 2003 were 212,090,978, 179,686,231 and 170,388,053. There were 45,217,300 and 14,708,856 treasury shares acquired for the years ended December 31, 2005 and 2004 and no treasury shares acquired for the year ended December 31, 2003. Treasury shares issued for share-based plans for the years ended December 31, 2005, 2004 and 2003, were 12,812,111, 5,410,678 and 1,451,897. ShareValue Trust shares as of December 31, 2005, 2004 and 2003, were 39,593,463, 38,982,205 and 41,203,694. ShareValue Trust shares acquired primarily from dividend reinvestment were 611,257, 645,866 and 829,884 for the same periods. There was a Share Value Trust payout of zero and 2,867,355 shares during the years ended December 31, 2005 and 2004 and no payout for the year ended December 31, 2003.

No adjustments to Accumulated other comprehensive loss are included in reported net earnings except for the $21, $21, and $20 reclassification adjustment, for losses realized in net earnings, net of tax, of which $(3), $10, and $20 relate to derivatives and $24, $11, and $0 relate to investments, during the years ended December 31, 2005, 2004, and 2003.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004, 2003

(Dollars in millions except per share data)

Note 1 – Summary of Significant Accounting Policies

Principles of consolidation

Our consolidated financial statements include the accounts of all majority-owned subsidiaries and variable interest entities that are required to be consolidated. The equity method of accounting is used for our investments in joint ventures for which we do not have control or are not the primary beneficiary, but over whose operating and financial policies we have the ability to exercise significant influence.

Reclassifications

Certain reclassifications have been made to prior periods to conform to the current year presentation.

In addition, we have made certain reclassifications to the Consolidated Statements of Cash Flows primarily due to the classification of dividends received from equity method investees and the classification of excess tax benefits from share-based payment arrangements. We do not feel the effects are material. The following table provides the net impact of these reclassifications.

	2004	2003
Net impact to operating activities	$46	$67
Net impact to investing activities	(77)	(52)
Net impact to financing activities	31	(15)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that directly affect the amounts reported in the consolidated financial statements. Significant estimates for which changes in the near term are considered reasonably possible and that may have a material impact on the financial statements are disclosed in these notes to the consolidated financial statements.

Operating cycle

For classification of current assets and liabilities, we elected to use the duration of the related contract or program as our operating cycle which is generally longer than one year and could exceed 3 years.

Revenue recognition

Contract accounting Contract accounting is used for development and production activities predominately by the four segments within Integrated Defense Systems (IDS). These activities include the following products and systems: military aircraft, helicopters, missiles, space systems, missile defense systems, satellites, rocket engines, and information and battle management systems. The majority of business conducted in the IDS segments is performed under contracts with the U.S. Government and foreign governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

We combine contracts for accounting purposes when they are negotiated as a package with an overall profit margin objective; they essentially represent an agreement to do a single project for a single customer; they involve interrelated construction activities with substantial common costs; and they are performed concurrently or sequentially. When a group of contracts is combined, revenue and profit are earned uniformly over the performance of the combined contracts.

Sales related to contracts with fixed prices are recognized as deliveries are made, except for certain fixed-price contracts that require substantial performance over an extended period before deliveries begin, for which sales are recorded based on the attainment of performance milestones. Sales related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred. The U.S. Federal Government Acquisition regulations provide guidance on the types of cost that will be reimbursed in establishing contract price. Contracts may contain provisions to earn incentive and award fees if targets are achieved. Incentive and award fees that can be reasonably estimated are recorded over the performance period of the contract. Incentive and award fees that cannot be reasonably estimated are recorded when awarded.

Program accounting Our Commercial Airplanes segment uses program accounting to account for sales and cost of sales related to all commercial airplane programs. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling costs and routine warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and warranty costs for the total program.

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

Concession sharing arrangements We account for sales concessions to our customers in consideration of their purchase of products and services as a reduction to revenue (sales concessions) when the related products and services are delivered. However, when the sales concessions incurred are partially reimbursed by a supplier in accordance with a concession sharing arrangement, we reduce the sales concessions by the reimbursement. This reduction in sales concessions results in an increase to revenue.

Under Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor (EITF 02-16), reimbursements received by a customer from a vendor are presumed to be a reduction in the price of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. EITF 02-16 applies to new arrangements or modifications to existing arrangements entered into after December 31, 2002. We have a concession sharing agreement that was entered into in 1993. Although we are not required to apply EITF 02-16 to that long-term supplier agreement, we have determined that we will adopt the provisions of EITF 02-16 beginning January 1, 2006. Had we applied those provisions beginning January 1, 2005, the result would have been a decrease in both sales of products and cost of products of approximately $1,200 for the year ended December 31, 2005.

Service revenue Service revenue is recognized when the service is performed. Service activities primarily include the following: Delta launches, ongoing maintenance of International Space Station, Space Shuttle and explosive detection systems, support agreements associated with military aircraft and helicopter contracts and technical and flight operation services for commercial aircraft. Lease and financing revenue arrangements are also included in Sales of services on the Consolidated Statements of Operations.

Sales-type/finance leases At lease inception, we record an asset (net investment) representing the aggregate future minimum lease payments, estimated residual value of the leased equipment and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed quarterly, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates. Write-downs of estimated residual value are recognized as permanent impairments in the current period cost of services.

Operating leases Revenue on leased aircraft and equipment representing rental fees and financing charges is recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Customer financing, are recorded at cost and depreciated over the longer of the term of the lease or projected economic life of the asset, on a straight-line basis, to an estimated residual or salvage value. We periodically review our estimates of residual value on initial leases. We record forecasted decreases in residual value by prospectively adjusting depreciation expense.

Notes receivable When a note receivable is issued for the purchase of aircraft or equipment, we record the note and any unamortized discounts. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Captive Insurance Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues earned were $101 and $129 during 2005 and 2004 respectively, and related to premiums received and claims recovered from the reinsurance pool. Reinsurance costs incurred were $115 and $129 during 2005 and 2004 respectively, and related to premiums and claims paid to the reinsurance pool. Both revenues and costs are presented net in Cost of products and Cost of services in the Consolidated Statements of Operations.

Fleet support

We provide the operators of all our commercial airplane models assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services include flight and maintenance training, field service support costs, engineering services and technical data and documents. Fleet support activity begins prior to aircraft delivery as the customer receives training, manuals and technical consulting support, and continues throughout the operational life of the aircraft. Services provided after delivery include field service support, consulting on maintenance, repair, and operational issues brought forth by the customer or regulators, updating manuals and engineering data, and the issuance of service bulletins that impact the entire model’s fleet. Field service support involves our personnel located at customer facilities providing and coordinating fleet support activities and requests. The costs for fleet support are expensed as incurred as Cost of services.

Research and development

Research and development (R&D) includes costs incurred for experimentation, design and testing and are expensed as incurred unless the costs are related to certain contractual arrangements. Costs that are incurred pursuant to such contractual arrangements are recorded over the period that revenue is recognized, consistent with our contract accounting policy. We have certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by the customer are recognized as an offset to our research and development expense rather than as contract revenues.

During the year ended December 31, 2004, we established cost sharing arrangements with some suppliers for the 787 program, which have enhanced our internal development capabilities and have offset a substantial portion of the financial risk of developing this aircraft. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design and testing activities during the development of the 787. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone the amount will be classified in Accounts payable and other liabilities until earned.

Share-based compensation

Our primary types of share-based compensation consist of Performance Shares, ShareValue Trust distributions, stock options and other stock unit awards.

In 2005 we adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective method. Prior to 2005, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123. (See Note 18.)

Income taxes

Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, we believe that it is probable that our positions will be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

Postretirement plans

We sponsor various pension plans covering substantially all employees. We also provide postretirement benefit plans other than pensions, consisting principally of health care coverage to eligible retirees and qualifying dependents. Benefits under the pension and other postretirement benefit plans are generally based on age at retirement and years of service and for some pension plans, benefits are also based on the employee’s annual earnings. The net periodic cost of our pension and other post-retirement plans is determined using the projected unit credit method and several actuarial assumptions, the most significant of which are the discount rate, the long-term rate of asset return, and medical trend (rate of growth for medical costs). A portion of net periodic pension and other post-retirement income or expense is not recognized in net earnings in the year incurred because it is allocated to production as product costs, and reflected in inventory at the end of a reporting period. If gains and losses, which occur when actual experience differs from actuarial assumptions, exceed ten percent of the greater of plan assets or plan liabilities we amortize them over the average future service period of employees.

Postemployment plans

We record a liability for postemployment benefits, such as severance or job training, when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments, such as certificates of deposit, time deposits, and other money market instruments, which have original maturities of less than three months. We aggregate our cash balances by bank, and reclassify any negative balances to a liability account presented as a component of Accounts payable and other liabilities.

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

Because of the higher unit production costs experienced at the beginning of a new or derivative airplane program (known as the learning curve effect), the actual costs incurred for production of the early units in the program will exceed the amount reported as cost of sales for those units. The excess of actual costs over the amount reported as cost of sales is disclosed as deferred production costs, which are included in inventory along with unamortized tooling costs.

The determination of net realizable value of long-term contract costs is based upon quarterly contract reviews that determine an estimate of costs to be incurred to complete all contract requirements. When actual contract costs and the estimate to complete exceed total estimated contract revenues, a loss provision is recorded. The determination of net realizable value of commercial aircraft program costs is based upon quarterly program reviews that determine an estimate of revenue and cost to be incurred to complete the program accounting quantity. When estimated costs to complete exceed estimated program revenues to go, a loss provision is recorded.

Used aircraft purchased by the Commercial Airplanes segment, commercial spare parts, and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft valuation’ within this Note for our valuation of used aircraft purchased by the Commercial Airplanes segment. We review our commercial spare parts and general stock materials each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are written-off as an expense to Cost of products in the period identified.

Included in inventory for commercial aircraft programs are amounts paid or credited in cash, or other consideration to certain airline customers, that are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft, we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances received on aircraft to be delivered. However, to the extent early issue sales consideration exceeds advances these amounts may not be recoverable and would be recognized as a current period expense.

Precontract costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding any start-up costs which are expensed as incurred. Capitalized precontract costs of $39 and $70 at December 31, 2005, and 2004, are included in Inventories, net of advances and progress billings in the accompanying Consolidated Statements of Financial Position.

Property, plant and equipment

Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 3 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets and amortized using the straight line method over five years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition.

We review long-lived assets, which includes property, plant and equipment, for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell. Long-lived assets held for use are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Asset retirement obligations

On December 31, 2005, we adopted FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by this Interpretation include those for which an entity has a legal obligation to perform an asset retirement activity, however the timing and (or) method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

In accordance with FIN 47, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations.

As a result of adopting FIN 47, we recorded a cumulative effect of accounting change of $10 ($6 net of tax) during the fourth quarter of 2005. In addition, we recorded a liability of $11 representing asset retirement obligations and an increase in the carrying value of the related assets of $1, net of $5 of accumulated depreciation. Had the adoption of FIN 47 occurred at the beginning of the earliest period presented, our results of operations and earnings per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.

We also have known conditional asset retirement obligations, such as certain asbestos remediation and asset decommissioning activities to be performed in the future, that are not reasonably estimable due to insufficient information about the timing and method of settlement of the obligation. Accordingly, these obligations have not been recorded in the consolidated financial statements. A liability for these obligations will be recorded in the period when sufficient information regarding timing and method of settlement becomes available to make a reasonable estimate of the liability’s fair value. In addition, there may be conditional asset retirement obligations that we have not yet discovered (e.g. asbestos may exist in certain buildings but we have not become aware of it through the normal course of business), and therefore, these obligations also have not been included in the consolidated financial statements.

Goodwill and other acquired intangibles

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually on the same date every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is April 1. We test goodwill for impairment by first comparing the carrying value of net assets to the fair value of the related operations. If the fair value is determined to be less than carrying value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

As a result of IDS reorganizing from four business segments into three business segments, we will be performing a goodwill impairment assessment as of January 1, 2006, in addition to our annual test as of April 1, 2006.

Our finite-lived acquired intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: developed technology, 5 to 12 years; product know-how, 30 years; customer base, 12 to 15 years; and other, 2 to 17 years. In accordance with SFAS No. 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Investments

We classify investments as either operating or non-operating. Operating investments are strategic in nature, which means they are integral components of our operations. Non-operating investments are those we hold for non-strategic purposes. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from certain cost method investments, and any gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Earnings from non-operating investments, including marketable debt and equity securities and certain cost method investments, are recorded in Other income, net on the Consolidated Statements of Operations. Other income also includes interest income related to income taxes.

We account for certain non-operating investments as available-for-sale securities, including marketable securities, preferred stock, Equipment Trust Certificates (ETCs) and Enhanced Equipment Trust Certificates (EETCs). Available-for-sale securities are recorded at their fair values and unrealized gains and losses are reported as part of Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other than temporary we consider the duration of the loss position, the strength of the underlying collateral, the duration to maturity, credit reviews and analyses of the counterparties. Losses on operating investments deemed other-than-temporary are recorded in Cost of products or Cost of services.

The fair value of marketable securities is based on quoted market prices. The fair value of non-publicly traded securities, such as EETCs, is based on independent third party pricing sources except when it is probable that recovery of our investment will come from recovery of collateral, in which case the fair value is based on the underlying collateral value.

Derivatives

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We record our interest rate swaps, foreign currency swaps and commodity contracts at fair value based on discounted cash flow analysis and for warrants and other option type instruments based on option pricing models. For derivatives designated as hedges of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of Accumulated other comprehensive loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments as well as other derivatives not receiving hedge accounting treatment the changes in fair value are also recorded in earnings.

Aircraft valuation

Used aircraft under trade-in commitments and aircraft under repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in used aircraft upon the purchase of Sale Aircraft. Additionally, we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft. If we execute an agreement for the sale of additional new aircraft, and if the customer exercises its right to sell the Sale Aircraft to us, a contingent repurchase commitment would become a trade-in commitment. Our historical experience is that no contingent repurchase agreements have become trade-in commitments.

All trade-in commitments at December 31, 2005 and 2004 are solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

(1)

Adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which will be recognized in future periods upon delivery of the Sale Aircraft and/or

(2)

Charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values are included in Accounts payable and other liabilities.

The fair value of trade-in aircraft is determined using aircraft specific data such as, model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources.

This process uses our assessment of the market for each trade-in aircraft, which in most instances begins years before the return of the aircraft. There are several possible markets in which we continually pursue opportunities to place used aircraft. These markets include, but are not limited to, the resale market, which could potentially include the cost of long-term storage; the leasing market, with the potential for refurbishment costs to meet the leasing customer’s requirements; or the scrap market. Trade-in aircraft valuation varies significantly depending on which market we determine is most likely for each aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market. This quarterly valuation process yields results that are typically lower than residual value estimates by independent sources and tends to more accurately reflect results upon the actual placement of the aircraft.

Used aircraft acquired by the Commercial Airplanes segment are included in Inventories at the lower of cost or market as it is our intent to sell these assets. To mitigate costs and enhance marketability, aircraft may be placed on operating lease. While on operating lease, the assets are included in Customer financing, however, the valuation continues to be based on the lower of cost or market. The lower of cost or market assessment is performed quarterly using the process described above.

Asset valuation for assets under operating lease, assets held for sale or re-lease and collateral underlying receivables Included in Customer financing are operating lease equipment, notes receivables and sales-type/financing leases. Sales-type/financing leases are treated as receivables, and allowances are established in accordance with SFAS No. 13, Accounting for Leases and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, as amended.

We assess the fair value of the assets we own, including equipment under operating leases, assets held for sale or re-lease and collateral underlying receivables, to determine if their fair values are less than the related assets’ carrying values. Differences between carrying values and fair values of finance leases and notes and other receivables, as determined by collateral value, are considered in determining the allowance for losses on receivables.

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

Impairment review for assets under operating leases and held for sale or re-lease We evaluate assets under operating lease or held for re-lease for impairment when the expected undiscounted cash flow over the remaining useful life is less than the carrying value. We use various assumptions when determining the expected undiscounted cash flow. These assumptions include expected future lease rates, lease terms, end of economic life value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs, the remaining economic life of the asset and estimated proceeds from future asset sales. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

When we determine that impairment is indicated for an asset, the amount of asset impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Allowance for losses on receivables We record the potential impairment of receivables in our portfolio in a valuation account, the balance of which is an accounting estimate of probable but unconfirmed losses in the receivables portfolio. The allowance for losses on receivables relates to two components of receivables: (a) specifically identified receivables that are evaluated individually for impairment and (b) all other receivables.

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

The general allowance represents our best estimate of losses existing in the remaining receivables (receivables not subject to a specific allowance) considering delinquencies, loss experience, collateral values, guarantees, risk of individual customer credits, published historical default rates for different rating categories, results of periodic credit reviews and the general state of the economy and airline industry.

We review the adequacy of the general allowance by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

We have entered into agreements with certain customers that would entitle us to look beyond the specific collateral underlying the receivable for purposes of determining the collateral exposure as described above. Should the proceeds from the sale of the underlying collateral asset resulting from a default condition be insufficient to cover the carrying value of our receivable (creating a shortfall condition), these agreements would, for example, permit us to take the actions necessary to sell or retain certain other assets in which the customer has an equity interest and use the proceeds to cover the shortfall.

Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase/decrease to the allowance for losses on receivables.

Supplier Penalties

We record an accrual for supplier penalties when an event occurs that makes it probable that a supplier penalty will be incurred and the amount is reasonably estimable. Until an event occurs, we fully anticipate accepting all product procured under production related contracts.

Guarantees

We record a liability for the fair value of guarantees issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. For each future period the credit or performance guarantee will be outstanding, we determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable. If at inception of a guarantee we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Standards Issued and Not Yet Implemented

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

In November 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43. This Standard requires that certain abnormal costs be recognized as current period charges rather than as a portion of the inventory cost, and that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for inventory costs incurred after January 1, 2006. While we believe this Standard will not have a material effect on our financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and cannot be determined until the event occurs in future periods.

Note 3 – Goodwill and Acquired Intangibles

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Commercial Airplanes	Aircraft and Weapon Systems	Network Systems	Support Systems	Launch & Orbital Systems		Other		Total
Balance at January 1, 2003	$627	$317	$1,124	$117		$572		$3	$2,760
Goodwill Adjustments	(4)								(4)
Acquisitions			70						70
Impairment Losses	(341)					(572)			(913)
Balance at December 31, 2003	$282	$317	$1,194	$117	$			$3	$1,913
Goodwill Adjustments		25	2						27
Acquisitions		11							11
Impairment Losses								(3)	(3)
Balance at December 31, 2004	$282	$353	$1,196	$117	$		$		$1,948
Goodwill Adjustments	21	(13)	(18)	11					1
Divestitures	(23)		(2)						(25)
Balance at December 31, 2005	$280	$340	$1,176	$128	$		$		1,924

During 2003 we recognized impairment losses due to our IDS segment reorganization. We reorganized our Military Aircraft and Missile Systems and Space and Communications segments into IDS. This reorganization triggered a goodwill impairment analysis as of January 1, 2003. Our analysis took into consideration the lower stock price as of April 1, 2003, to include the impact of the required annual impairment test. As a result of this impairment analysis, we recorded a goodwill impairment charge of $913 at Commercial Airplanes and Launch & Orbital Systems. Combining businesses with no goodwill but unfavorable projected cash flows, with business that had goodwill but favorable projected cash flows, resulted in the cash flows of the combined businesses being unable to support the goodwill of the resultant reporting units.

The gross carrying amounts and accumulated amortization of our other acquired intangible assets were as follows at December 31:

	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$576	$312	$578	$256
Product know-how	308	54	308	44
Customer base	96	34	106	29
Other	173	75	150	55
	$1,153	$475	$1,142	$384

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2005 and 2004 was $91 and $97. Estimated amortization expense for the five succeeding years are as follows:

Estimated Amortization Expense
2006	$85
2007	85
2008	85
2009	84
2010	66

As of December 31, 2005 and 2004, we had one indefinite-lived intangible asset, a trademark, with a carrying amount of $197.

Note 4 – Earnings Per Share

The weighted-average number of shares outstanding (in millions) for the years ended December 31, used to compute earnings per share are as follows:

	2005	2004	2003
Weighted-average shares outstanding	779.4	800.2	800.1
Participating securities	9.1	6.8	5.3
Basic weighted-average shares outstanding	788.5	807.0	805.4
Diluted potential common shares	14.4	6.0	3.5
Diluted weighted-average shares outstanding	802.9	813.0	808.9

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

	2005	2004	2003
Stock options	0.2	10.9	25.0
Stock units			0.2
Performance Shares	24.9	28.6	24.2
ShareValue Trust	33.9	38.4	41.2

Note 5 – Income Taxes

The components of earnings before income taxes were:

Year ended December 31,	2005	2004	2003
U.S.	$2,605	$1,960	$500
Foreign	214
	$2,819	$1,960	$500

Note: The 2004 and 2003 foreign earnings before income tax amounts are not significant and as such are reflected in the U.S. numbers shown above.

Income tax expense/(benefit) consisted of the following:

Year ended December 31,	2005	2004	2003
U.S.
Taxes paid or currently payable	$(276)	$(435)	$(1,923)
Change in deferred taxes	547	787	1,707
	271	352	(216)
Foreign
Taxes paid or currently payable	58
Change in deferred taxes	(120)
	(62)
State
Taxes paid or currently payable	(86)	(58)	(33)
Change in deferred taxes	134	(154)	64
	48	(212)	31
Income tax expense/(benefit)	$257	$140	$(185)

Note: The 2004 and 2003 foreign income tax expense/(benefit) amounts are not significant and as such are reflected in the U.S. numbers shown above.

The following is a reconciliation of the tax derived by applying the U.S. federal statutory tax rate of 35% to the earnings before income taxes and comparing that to the recorded income tax expense/(benefit):

Year ended December 31,	2005	2004	2003
U.S. federal statutory tax	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income tax benefit	(5.6)	(8.6)	(23.0)
Research benefit	(1.2)	(1.4)	(7.4)
Non-deductibility of goodwill	0.3	0.1	45.8
Federal audit settlement	(13.1)	(7.5)	(91.2)
Charitable contributions		(0.5)	(2.6)
Tax-deductible dividends	(0.8)	(0.9)	(2.8)
State income tax provision, net of effect on U.S. federal tax	1.1	(7.0)	4.2
Reversal of valuation allowances	(3.2)
Other provision adjustments	(3.4)	(2.1)	5.0
Income tax expense/(benefit)	9.1%	7.1%	(37.0)%

The components of net deferred tax assets at December 31 were as follows:

	2005	2004
Deferred tax assets	$8,168	$8,664
Deferred tax liabilities	(7,646)	(7,519)
Valuation allowance		(90)
Net deferred tax assets	$522	$1,055

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2005	2004
Other comprehensive income (net of valuation allowances of $0 and $12)	$1,119	$1,150
Retiree health care accruals	2,314	2,212
Inventory and long-term contract methods of income recognition (net of valuation allowance of $0 and $19)	1,368	1,188
Other employee benefits accruals (net of valuation allowance of $0 and $5)	1,363	1,276
In-process research and development related to acquisitions	137	142
Net operating loss, credit, and charitable contribution carryovers (net of valuation allowance of $0 and $48)	494	587
Pension benefit accruals (net of valuation allowance of $0 and $5)	(4,799)	(4,332)
Customer and commercial financing (net of valuation allowance of $0 and $1)	(1,442)	(1,168)
Unremitted earnings of non-U.S. subsidiaries	(32)
Net deferred tax assets	$522	$1,055

Of the deferred tax asset for net operating loss, credit, and charitable contribution carryovers, $152 expires in years ending from December 31, 2006 through December 31, 2025 and $342 may be carried over indefinitely.

Within the Consolidated Statements of Operations is Other income, of which $100 relates to interest income received from federal tax refunds during 2005 and the remaining amounts primarily relate to interest income on marketable securities. During 2004 and 2003, Other income consisted primarily of interest income received from tax refunds.

Net income tax refunds were $344, $903 and $507 in 2005, 2004 and 2003, respectively.

During 2005, we repatriated $426 in extraordinary dividends, as defined in the American Jobs Creation Act of 2004, and recorded a tax liability of $23. We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $32 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

IRS Audit Overview

During 2005 we received various refunds of federal income tax and interest totaling $738 for tax years 1987-2001. Included in such amounts are settlements reached in the current year for tax years 1998-2001 of $537, which had the effect of decreasing federal income tax expense by $368 and interest expense by $64 (net of tax of $24) during the year-ended December 31, 2005. During 2004 we received refunds of federal income tax and interest totaling $1,113 for which estimated accruals had primarily been recorded in prior periods. We have filed protests contesting certain adjustments made by the IRS in the 1998-2001 audit. IRS examinations have been completed through 2001 and income taxes have been settled with the IRS for all years through 1996 and for McDonnell Douglas Corporation for all years through 1992. We have filed appeals with the IRS for 1993 through 1997 for McDonnell Douglas Corporation. We believe adequate provisions for all outstanding issues have been made for all open years.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $867 and $1,678 at December 31, 2005 and 2004. The decrease is primarily due to a settlement with the IRS for the years 1998-2001. Accruals relate to tax issues for U.S. federal, U.S. state, and taxation of foreign earnings as follows:

•

The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, deductions associated with employee benefit plans, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $738 at December 31, 2005, and $1,412 at December 31, 2004.

•

The accruals for U.S. state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $98 at December 31, 2005 and $214 at December 31, 2004, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $31 at December 31, 2005 and $52 at December 31, 2004.

Legislative Update

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. These new provisions did not have a material impact on the 2005 income tax rate.

The European Union filed a complaint with the WTO challenging the transitional provisions of the Act. On September 30, 2005 the WTO ruled that the Act failed to comply with its prior ruling and the U.S. appealed. On January 9, 2006, the WTO appellate body heard arguments regarding the U.S. appeal. On February 13, 2006, the appellate body upheld the WTO’s prior ruling from September 30, 2005.

The U.S. has three months to act to avoid the re-imposition of retaliatory measures. As such, it is not possible to predict what impact this issue will have on future earnings, cash flows and/or financial position pending the final resolution of this matter.

Effective December 31, 2005, the U.S. research tax credit expired. The House of Representatives and the Senate have passed bills to reinstate the credit. However, a bill has not been signed into law. If the proposed legislation is not signed into law, there could be an unfavorable impact on our 2006 effective income tax rate. The impact of the R&D credit reduced the 2005 effective income tax rate by 1.2%.

Note 6 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2005	2004
U.S. Government contracts	$2,620	$2,701
Commercial and customers	1,155	985
Other	1,561	1,075
Less valuation allowance	(90)	(108)
	$5,246	$4,653

The following table summarizes our accounts receivable under U.S. Government contracts and commercial satellite contracts that were not billable or related to outstanding claims as of December 31:

	2005	2004
Unbillable
Current	$687	$413
Expected to be collected after one year	404	708
	$1,091	$1,121

Claims
Current	$15	$8
Expected to be collected after one year	90	23
	$105	$31

Unbillable receivables on U.S. Government contracts and commercial satellite contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization.

Accounts receivable, other than those described above, expected to be collected after one year are not material.

As of December 31, 2005 and 2004, other accounts receivable included $621 and $671 of reinsurance receivables held by Astro Ltd., a wholly-owned subsidiary, which operates as a captive insurance company. Currently, Astro Ltd. insures aviation liability, workers compensation, general liability, property, as well as various other smaller risk liability insurances. Other also included $650 and $194 at December 31, 2005 and 2004, related to foreign military contracts.

Note 7 – Inventories

Inventories at December 31 consisted of the following:

	2005	2004
Long-term contracts in progress	$14,194	$12,999
Commercial aircraft programs	7,745	6,072
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,235	1,890
	24,174	20,961
Less advances and progress billings	(16,234)	(14,453)
	$7,940	$6,508

As of December 31, 2004 we reclassified performance based payments and payments in excess of inventoriable costs consisting of ($3,044) of long-term contracts in progress and $783 of advances and progress billings from Inventories to Advances and billings in excess of related costs on our Consolidated Statements of Financial Position. (See Note 14)

Included in long-term contracts in progress inventories at December 31, 2005, and 2004, are Delta program inventories of $1,000 and $900, respectively, that are not currently recoverable from existing orders; however, based on the Mission Manifest (estimated quantities and timing of launch missions for existing and anticipated contracts), we believe we will recover these costs. These costs include deferred production costs and unamortized tooling described below.

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2005 and 2004, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of December 31, 2005 and 2004. See Note 24.

Included in commercial aircraft program inventory and directly related to the sales contracts for the production of aircraft are amounts paid or credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,080 and $665 as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, the amount of early issue sales consideration, net of advance of deposits, included in commercial aircraft program inventory amounted to $194 and $123, which related to one financially troubled customer; however, we believe these amounts are fully recoverable as of December 31, 2005.

Deferred production costs represent commercial aircraft programs and integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units. As of December 31, 2005 and 2004, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The Delta program costs are not currently recoverable from existing orders; however based on the Mission Manifest (estimated quantities and timing of launch missions for existing and anticipated contracts) we believe we will recover these costs. The deferred production costs and unamortized tooling included in Commercial Airplane’s 777 program and IDS’ Delta program inventory are summarized in the following table:

	2005	2004
Deferred production costs:
777 program	$683	$703
Delta II & IV programs	271	221
Unamortized tooling:
777 program	411	485
Delta II & IV programs	194	257

As of December 31, 2005 and 2004, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go cost estimates.

During the years ended December 31, 2005 and 2004, Commercial Airplanes purchased $102 and $298 of used aircraft. Used aircraft in inventories totaled $66 and $162 as of December 31, 2005 and 2004.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also finance the sale of new or used aircraft with a short-term note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and aircraft sales financed with note receivables included as a component of Customer Financing totaled $640 and $958 as of December 31, 2005 and 2004.

During 2002 we were selected by the US Air Force (USAF) to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. On January 14, 2005 we announced our plan to recognize pre-tax charges totaling $275 related to the USAF 767 Tanker program. The charge, which was a result of our quarter and year-end reviews, reflected our updated assessment of securing the specific USAF 767 Tanker contract that was being negotiated, given the continued delay and then likely re-competition of the contract. As a result, as of December 31, 2004, we expensed $179 (Commercial Airplanes) and $47 (IDS) related to the USAF 767 Tanker contract for Commercial aircraft programs and Long-term contracts in progress, which was included in Cost of products. As of December 31, 2005, there were no additional costs incurred related to the 767 United States Air Force Tanker program.

Note 8 – Divestitures

On February 28, 2005 we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $45 and a net pre-tax gain of $25 was recorded in the Launch and Orbital Systems (L&OS) segment of IDS from the sale of the net assets. In addition, there was a related pre-tax loss of $68 recorded in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlements.

On August 2, 2005 we completed the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business to United Technologies Corporation for cash proceeds of approximately $700 under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. We recorded the sale in the quarter ending September 30, 2005, and the 2005 net pre-tax gain of approximately $578, predominantly in the L&OS segment. In addition, we recorded a related pre-tax loss of $200 for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 in our Other segment.

On June 16, 2005, we completed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under an asset purchase agreement to a new entity which was subsequently named Spirit Aerosystems, Inc. (Spirit) and is owned by Onex Partners LP. Transaction consideration given to us included cash of approximately $900, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The consolidated net loss on this sale recorded in 2005 was $287, including pension and postretirement impacts. We recognized a loss of $103 in 2005 in the Consolidated Statement of

Operations as Gain on dispositions, net, of which $68 was recognized by the Commercial Airplanes segment and $35 was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $184 related to estimated pension and postretirement curtailments and settlements, was recorded in our Other segment in the third quarter of 2005.

See Note 21 for discussion of the environmental indemnification provisions of these agreements.

The following table summarizes the asset and liability balances related to the Rocketdyne and Wichita/Tulsa divestitures for 2005:

	Rocketdyne	Wichita/Tulsa
Assets
Accounts receivable	$62
Inventory	72	$467
Property, plant and equipment	96	523
Other assets	3	38
Prepaid pension expense	228	250
	$461	$1,278

Liabilities
Accounts payable	$14	$48
Employment and other	13	46
Environmental	12
Accrued retiree health care liability	28	66
	$67	$160

Note 9 – Discontinued Operations – Commercial Financial Services

On May 24, 2004, Boeing Capital Corporation (BCC) entered into a purchase and sale agreement with General Electric Capital Corporation (GECC) to sell substantially all of the assets related to its Commercial Financial Services (CFS) business and the final asset sale closed on December 27, 2004. The assets sold to GECC consisted of leases and financing arrangements which had a carrying value of $1,872 as of May 31, 2004.

Part of the purchase and sale agreement with GECC includes a loss sharing arrangement for losses that may exist at the end of the initial financing terms of the transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The loss sharing arrangement provides that cumulative net losses (if any) are to be shared between BCC and GECC in accordance with the following formula: (i) with respect to the first $150 of cumulative net losses, BCC is liable to GECC for 80% of the amount thereof (in such event GECC will bear 20% of such losses); (ii) with respect to cumulative net losses between $150 and $275, BCC is liable to GECC for 100% of such additional cumulative net losses; and (iii) if cumulative losses exceed $275, GECC bears 100% of the loss risk above $275. These provisions effectively limit BCC’s exposure to any losses to $245. In the event there are cumulative net gains on the portfolio, GECC is required to make an earn-out payment to BCC in an amount equal to 80% of such cumulative net gain.

Liability under the loss sharing arrangement was as follows for the years ended December 31:

	2005	2004
Accrued liability at beginning of year	$90	$
Increase in reserve	25		90
Payments made to GECC	(34)
Accrued liability at end of year	$81		$90

Operating results of the discontinued operations for the years ended December 31 were as follows:

	2005	2004	2003
Revenues	$3	$96	$229
Income from discontinued operations		16	51
Provision for income taxes		(6)	(18)
Income from discontinued operations, net of taxes		$10	$33
Net (loss) gain on disposal of discontinued operations	$(12)	$66
Benefit (provision) for income taxes	5	(24)
Net (loss) gain on disposal of discontinued operations, net of taxes	$(7)	$42

Note 10 – Customer Financing

Customer financing at December 31 consisted of the following:

	2005	2004
Aircraft financing
Notes receivable	$2,292	$2,155
Investment in sales-type/finance leases	3,036	3,799
Operating lease equipment, at cost, less accumulated depreciation of $881 and $823	4,617	5,112
Other equipment financing
Notes receivable	33	44
Operating lease equipment, at cost, less accumulated depreciation of $106 and $72	302	294
Less allowance for losses on receivables	(274)	(403)
	$10,006	$11,001

The components of investment in sales-type/finance leases at December 31 were as follows:

	2005	2004
Minimum lease payments receivable	$4,778	$5,998
Estimated residual value of leased assets	690	833
Unearned income	(2,432)	(3,032)
	$3,036	$3,799

Interest rates on fixed-rate notes ranged from 5.99% to 10.60%, and interest rates on variable-rate notes ranged from 4.57% to 10.59%.

Aircraft financing operating lease equipment primarily includes new and used jet and commuter aircraft. At December 31, 2005 and 2004, aircraft financing operating lease equipment included $11 and $73 of equipment available for re-lease. At December 31, 2005 and 2004, we had firm lease commitments for $6 and $25 of this equipment.

Impaired receivables and the allowance for losses on those receivables consisted of the following at December 31:

	2005	2004
Impaired receivables with no specific impairment allowance	$1,008	$1,053
Impaired receivables with specific impairment allowance	503	1,179
Allowance for losses on impaired receivables	51	295

The average recorded investment in impaired receivables as of December 31, 2005, 2004 and 2003, was $1,196, $1,940, and $1,688, respectively. Income recognition is generally suspended for receivables at the date when full recovery of income and principal becomes doubtful. Income recognition is resumed when receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables during the period in which they were considered impaired was $90, $118, and $106 for the years ended December 31, 2005, 2004 and 2003, respectively.

The change in the allowance for losses on receivables for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

Allowance for Losses
Beginning balance – January 1, 2003	$(301)
Charge to costs and expenses	(214)
Reduction in customer financing assets	111
Ending balance – December 31, 2003	(404)
Charge to costs and expenses	(45)
Reduction in customer financing assets	46
Ending balance – December 31, 2004	$(403)
Charge to costs and expenses	(73)
Reduction in customer financing assets	202
Ending balance – December 31, 2005	$(274)

During 2005, BCC recorded charges related to customer financing-related asset impairment charges of $33 as a result of declines in market values and projected future rents for aircraft and equipment. During 2004, we recorded charges related to customer financing activities of $42 in operating earnings, which included impairment charges of $29 ($27 recorded by BCC). During 2003, we recorded charges related to customer financing activities of $105 in operating earnings ($100 recorded by BCC).

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 aircraft that have valuation exposure. Notes receivable, sales-type/finance leases and operating lease equipment attributable to aircraft financing at December 31 were as follows:

	2005	2004
757 Aircraft ($958 and $475 accounted for as operating leases)	$1,245	$1,457
717 Aircraft ($621 and $596 accounted for as operating leases)	2,490	2,308
MD-11 Aircraft ($580 and $687 accounted for as operating leases)	672	833

As of December 31, 2005, the following customers have filed for bankruptcy protection or requested lease or loan restructurings:

	Aircraft Financing		Percentage of Portfolio
	2005	2004	2005	2004
United Airlines (United) *	$1,080	$1,131	11%	10%
ATA Holdings Corp. (ATA)	253	705	3%	6%
Hawaiian Airlines, Inc. *	432	456	4%	4%
Viacao Aerea Rio-Grandense	348	481	3%	4%
Northwest Airlines, Inc. (Northwest)	494	295	5%	3%
Delta Air Lines, Inc. (Delta)	118	146	1%	1%

Amounts related to these customers are believed to be fully collectible and are not expected to have a material adverse impact on our earnings, cash flows and/or financial position.

*	Customer has emerged from bankruptcy.

In addition to the customers listed above, some other customers have requested a restructuring of their transactions. BCC has not reached agreement on any other restructuring requests that we believe would have a material adverse effect on our earnings, cash flows and/or financial position.

Scheduled payments on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales-Type/ Finance Lease Payments Receivable	Operating Lease Equipment Payments Receivable
2006	$232	$367	$500
2007	230	429	433
2008	368	317	373
2009	160	297	308
2010	172	284	263
Beyond 2010	1,163	3,084	1,267

Customer financing assets we leased under capital leases and have been subleased to others totaled $200 and $298 at December 31, 2005 and 2004.

Note 11 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2005	2004
Land	$481	$470
Buildings	9,287	9,677
Machinery and equipment	8,750	10,318
Construction in progress	1,174	940
	19,692	21,405
Less accumulated depreciation	(11,272)	(12,962)
	$8,420	$8,443

Depreciation expense was $1,001, $1,028 and $1,005 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest capitalized during the years ended December 31, 2005, 2004 and 2003 totaled $84, $71 and $72, respectively.

Rental expense for leased properties was $400, $372 and $429, respectively, for the years ended December 31, 2005, 2004 and 2003, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating and capital leases with initial or remaining terms of one year or more aggregated $1,961 and $16, net of sublease payments, for the year ended December 31, 2005. Payments, net of sublease amounts, due during the next five years are as follows:

	2006	2007	2008	2009	2010
Operating leases	$275	$214	$156	$137	$115
Capital leases	8	8

Note 12 – Investments

Our investments, which are recorded in either Short-term investments or Investments, consisted of the following at December 31:

	2005	2004
Available-for-sale investments	$3,304	$3,229
Investments in operating activities, primarily joint ventures	84	67
Other non-marketable securities	18	73

Investments in available-for-sale debt and equity securities

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	2005				2004
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Debt: (1)
Marketable Securities (2)	$3,065		$(40)	$3,025	$2,903		$(12)	$2,891
ETCs/EETCs	258	$26	(15)	269	364		(39)	325
Equity	4	6		10	4	$9		13
	$3,327	$32	$(55)	$3,304	$3,271	$9	$(51)	$3,229

(1)	At December 31, 2005 and 2004, $3,138 and $325 of these debt securities have been in a continuous unrealized loss position for 12 months or longer.

(2)

The portfolio is diversified and highly liquid and primarily consists of investment grade fixed income instruments such as U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities. The portfolio has an average duration of 1.6 years. We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full value of the securities either as market conditions improve, or as the securities mature. During the years ended December 31, 2005 and 2004, gross realized gains and losses on these investments were not material.

On March 4, 2005, we completed the exchange transaction of our investment with Delta in a D tranche Delta Enhanced Equipment Trust Certificate EETC with a carrying value of $145 and a face value of $176 for two C tranche Delta EETCs with face values totaling $176. The assets we received were recorded at their fair values of $143 and we recorded an asset impairment charge of $2. On September 14, 2005, Delta filed for Chapter 11 bankruptcy protection. Due to the current financial difficulties of Delta, during the third quarter of 2005, we deemed these investments to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $27. This asset impairment charge was offset by the value of other collateral available to us. During the fourth quarter of 2005, based on our assessment of Delta’s financial position and planned reorganization, we concluded that these investments continue to be impaired.

As a result of the current financial difficulties of Northwest during the third quarter of 2005, we deemed the Northwest ETC and EETC to be other-than-temporarily impaired. We reduced the carrying value of these investments to their fair value and recorded an asset impairment charge of $24. During the fourth quarter of 2005, based on our assessment of Northwest’s financial position and planned reorganization, we concluded that these investments continue to be impaired.

Our available-for-sale investments include subordinated debt investments in two other EETCs. At December 31, 2005, these investments had estimated fair values totaling $113. Additionally, due to the commercial aviation market downturn in the United States these securities with unrealized losses totaling $15 have been in a continuous unrealized loss position for 12 months or longer. Despite the unrealized loss position of these debt securities we concluded that they are not other-than-temporarily impaired. This assessment was based on the value of the underlying collateral to the securities, the term of the securities, our ability to hold the investment until it recovers its carrying value and both internal and third party credit reviews and analysis of the counterparties, principally major domestic airlines. Accordingly, we have concluded that it is probable that we will be able to collect all amounts due according to the contractual terms of these debt securities. For the year ended December 31, 2005, we received all payments contractually required for these remaining debt securities.

At December 31, 2005, our available-for-sale investments included an investment in mandatorily redeemable preferred stock of ATA. During the second quarter of 2004, our assessment of ATA’s continued financial difficulties led us to conclude that the unsecured preferred stock investment maturing in 2015 was other-than-temporarily impaired. Accordingly, during 2004, we recorded total pre-tax non-cash charge to asset impairment expense of $47, resulting in a reduction of the carrying value to zero.

There were no other-than-temporary impairments during the year ended December 31, 2003.

Maturities of available-for-sale debt securities at December 31, 2005, were as follows:

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$546	$554
Due from 1 to 5 years	1,838	1,802
Due from 5 to 10 years	162	173
Due after 10 years	777	765
	$3,323	$3,294

Joint ventures and other investments

On May 2, 2005, we entered into an agreement with Lockheed to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Martin Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. The closing of the ULA transaction is subject to government and regulatory approval in the United States and internationally. On August 9, 2005, Boeing and Lockheed received clearance regarding the formation of ULA from the European

Commission. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. As a 50/50 joint venture, ULA would be reported as an equity method investment in our IDS segment. We do not expect this agreement to have a material impact to our earnings, cash flows and/or financial position for 2006. If the conditions to closing are not satisfied and the ULA transaction is not consummated by March 31, 2006, either we or Lockheed Martin may terminate the joint venture agreement.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 with related capital commitment obligations of $76 for a purchase price of $24. During the first quarter of 2005, we recorded an asset impairment charge of $42 as a result of this agreement, which is included in Other income. We have closed the sale on such investments totaling $50 with net proceeds of $15 as of December 31, 2005.

The principal joint venture arrangements as of December 31, 2005 and 2004 are United Space Alliance; HRL Laboratories, LLC; APB Winglets Company, LLC; BATA Leasing, LLC (BATA); and Sea Launch. We have a 50% partnership with Lockheed Martin in United Space Alliance, which is responsible for all ground processing of the Space Shuttle fleet and for space-related operations with the USAF. United Space Alliance also performs modifications, testing and checkout operations that are required to ready the Space Shuttle for launch. We are entitled to 33% of the earnings from HRL Laboratories, LLC, which conducts applied research in the electronics and information sciences; and creates new products and services for space, telecommunications, defense and automotive applications. We have a 45% ownership of APB Winglets Company, LLC, which was established for the purposes of designing, developing, manufacturing, installing, certifying, retrofitting, marketing, selling, and providing after-sales support with respect to winglets for retrofit aircraft.

We have a 50% partnership with ATA in BATA, which was established to acquire aircraft and market and lease the aircraft to third-parties. During 2003, we finalized an amendment to the partnership, which gave us majority control in the management of the business and affairs of BATA. As a result, BATA is now consolidated in our financial statements.

The Sea Launch venture, in which we are a 40% partner with RSC Energia (25%) of Russia, Kvaerner ASA (20%) of Norway, and KB Yuzhnoye/PO Yuzhmash (15%) of Ukraine, provides ocean-based launch services to commercial satellite customers. The venture conducted four successful launches for the year ended December 31, 2005. The venture also conducted three successful launches in each of the years ended December 31, 2004 and 2003. Our investment in this venture reflects the recognition of our share of losses reported by Sea Launch in prior years. The venture incurred losses in 2005, 2004 and 2003, due to the relatively low volume of launches, driven by a depressed commercial satellite market. We have financial exposure with respect to the venture, which relates to guarantees by us provided to certain Sea Launch creditors, performance guarantees provided by us to a Sea Launch customer and financial exposure related to advances and other assets reflected in the consolidated financial statements.

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

Note 13 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2005	2004
Accounts payable	$5,124	$4,563
Accrued compensation and employee benefit costs	4,165	3,360
Legal, environmental, and other contingencies (c)	1,792	1,774
Other accrued insurance liability (a)	801	666
Forward loss recognition (b)	1,114	1,218
Pension liabilities	649	744
Product warranty liabilities	781	781
Lease and other deposits	431	362
Dividends payable	241	210
Deferred income and guarantee residual values	207	195
Accrued interest	194	285
Other	1,014	711
	$16,513	$14,869

(a)	Accrued insurance liabilities relating to our wholly-owned captive insurance agencies, Astro Inc. and Astro Ltd.
(b)	Forward loss recognition relates primarily to launch and satellite contracts.
(c)	Represents items deemed probable and estimable as discussed in Note 24.

Accounts payable included $204 and $344 at December 31, 2005 and 2004, attributable to checks written but not yet cleared by the bank.

Payments associated with these liabilities may occur in periods significantly beyond the next twelve months.

Note 14 – Advances and billings in excess of related costs

We receive advance payments, performance based payments and progress payments from our commercial and government customers. Performance based payments and progress payments have historically been recorded as Inventories, net of advances and progress billings. In 2005, we began classifying performance based payments and progress payments in excess of inventoriable cost in Advances and billings in excess of related costs on the Consolidated Statements of Financial Position and reclassified prior years to conform with our new presentation. As of December 31, 2004, we reclassified $2,261 of performance based payments and progress payments in excess of inventoriable costs from Inventories to Advances and billings in excess of related costs. See Note 25 for reclassified asset and liability balances as of December 31, 2004 for our IDS segment.

Note 15 – Deferred Lease Income

During 2003 and 2004, we delivered a total of five 767 aircraft to a joint venture named TRM Aircraft Leasing Co. Ltd (TRM), which was established in order to provide financing and arrange for such aircraft to be leased to Japan Airlines. We provided financing of approximately $42 related to the five aircraft, which in combination with an expense sharing arrangement with TRM, caused us to retain substantial risk of ownership in the aircraft. As a result, we accounted for the transaction as operating leases each with a term of seven years and were recognizing rental income over the term of the lease. As of December 31, 2004, the present value of the remaining deferred lease income was $379, discounted at a rate of 5.0%.

During April 2005, we received full repayment for the financing arrangement from TRM. Additionally, we signed an agreement to eliminate any ongoing obligations for TRM’s expenses effective April 28, 2005. As a result, during the second quarter of 2005, we were able to recognize the remaining deferred lease income of $369 and repayment for the financing arrangement of $42 as Revenue and charged the remaining net asset value to Cost of services. This transaction resulted in earnings before income taxes of $63 for the year ended December 31, 2005.

During 2001, we delivered four C-17 transport aircraft to the United Kingdom Royal Air Force (UKRAF), which were accounted for as operating leases. The lease term is seven years, at the end of which the UKRAF has the right to purchase the aircraft for a stipulated value, continue the lease for two additional years or return the aircraft. Concurrent with the negotiation of this lease, we, along with UKRAF, arranged to assign the contractual lease payments to an independent financial institution. We received proceeds from the financial institution in consideration of the assignment of the future lease receivables from the UKRAF. The assignment of lease receivables is non-recourse to us. The initial proceeds represented the present value of the assigned total lease receivables discounted at a rate of 6.6%. As of December 31, 2005 and 2004, the balance of $269 and $366 represented the present value of the remaining deferred lease income.

Note 16 – Debt

We have $3,000 currently available under credit line agreements. BCC is named a subsidiary borrower for up to $1,500 under these arrangements. Total debt interest incurred, including amounts capitalized, was $713, $790, and $873 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $671, $722, and $775 for the years ended December 31, 2005, 2004 and 2003, respectively. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

On June 6, 2002, BCC established a Euro medium-term note program in the amount of $1,500. At December 31, 2005 and 2004, BCC had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to BCC and the program be updated within the prior twelve months. In view of BCC’s cash position and other available funding sources, BCC determined during 2004 that it was unlikely they would need to use this program in the foreseeable future. The program is thus inactive but available with updated registration statements.

Short-term debt and current portion of long-term debt, consisted of the following:

	At December 31, 2005		At December 31, 2004
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Senior Unsecured Debt Securities	$1,015	$570	$1,131	$437
Capital lease obligations	54	45	71	53
Non-recourse debt and notes	39	4	36	4
Retail notes	77	77	62	62
Other notes	4		21
	$1,189	$696	$1,321	$556

Debt consisted of the following:

	December 31, 2005	December 31, 2004
Boeing Capital Corporation debt:
Non-recourse debt and notes
3.560% – 8.310% notes due through 2013	$80	$84
Senior debt securities
4.750% – 7.380% due through 2013	4,367	4,441
Senior medium-term notes
4.760% – 7.640% due through 2023	909	1,345
Capital lease obligations
1.670% – 7.000% due through 2015	194	280
Retail notes
3.250% – 6.350% due through 2013	772	874
Subtotal Boeing Capital Corporation debt	$6,322	$7,024
Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$477	$509
Unsecured debentures and notes
200, 7.875% due Feb. 15, 2005		200
199, 0.000% due May 31, 2005*		195
300, 6.625% due Jun. 1, 2005		299
250, 6.875% due Nov. 1, 2006	250	250
175, 8.100% due Nov. 15, 2006	175	175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	598	597
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024 (puttable at holder’s option on Aug. 15, 2012)	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.460% due through 2006	20	20
Capital lease obligations due through 2009	17	36
Other notes	62	89
Subtotal other Boeing debt	$4,405	$5,176
Total debt	$10,727	$12,200

*

The $199 note due May 31, 2005, was a promissory note to FlightSafety International for the purchase of its 50% interest in Alteon, formerly FlightSafety Boeing Training International (FSBTI). The promissory note carried a zero percent interest rate.

At December 31, 2005, $194 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $200. The debt consists of the 1.67% to 7.00% notes due through 2015.

Maturities of long-term debt for the next five years are as follows:

	2006	2007	2008	2009	2010
BCC	$696	$1,323	$701	$526	$661
Other Boeing	493	45	26	20	19
	$1,189	$1,368	$727	$546	$680

In 2004, BCC redeemed $1,000 face value of its outstanding senior notes, which had a carrying value of $999. BCC recognized a loss of $42 related to this early debt redemption which consisted of a $52 prepayment penalty for early redemption offset by $10 related to the amount by which the fair value of our hedged redeemed debt exceeded the carrying value of our hedged redeemed debt.

Financing activities

On March 23, 2004, we filed a shelf registration with the SEC for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance. BCC has $3,421 that remains available from shelf registrations filed with the SEC.

Note 17 – Postretirement Plans

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

We also have postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees and qualifying dependents, and to a lesser extent, life insurance to certain groups of retirees. Retiree health care is provided principally until age 65 for approximately half those retirees who are eligible for health care coverage. Certain employee groups, including employees covered by most United Auto Workers bargaining agreements, are provided lifetime health care coverage. We use a measurement date of September 30 for our pension and other postretirement benefit (OPB) plans.

The following shows changes in the benefit obligation, plan assets and funded status of both pensions and OPB. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pensions		Other Postretirement Benefits
At September 30,	2005	2004	2005	2004
Change in benefit obligation
Beginning balance	$42,781	$39,931	$8,135	$8,617
Service cost	910	831	147	162
Interest cost	2,457	2,378	454	492
Impact of Medicare Prescription Drug, Improvement and Modernization Act of 2003				(439)
Plan participants’ contributions	12	13
Amendments	270	190		(119)
Actuarial loss/(gain)	2,778	1,656	326	(57)
Settlement/curtailment/acquisitions/dispositions, net	(1,774)	(14)	(503)	(8)
Benefits paid	(2,251)	(2,204)	(502)	(513)
Ending balance	$45,183	$42,781	$8,057	$8,135

Change in plan assets
Beginning balance at fair value	$38,977	$33,209	$72	$58
Actual return on plan assets	5,460	4,296	7	6
Company contribution	2,604	3,645	16	16
Plan participants’ contributions	12	13		1
Settlement/curtailment/acquisitions/dispositions, net	(1,393)	(43)
Benefits paid	(2,208)	(2,163)	(13)	(9)
Exchange rate adjustment	32	20
Ending balance at fair value	$43,484	$38,977	$82	$72

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less than projected benefit obligation	$(1,699)	$(3,804)	$(7,976)	$(8,063)
Unrecognized net actuarial loss	12,989	13,756	2,333	2,676
Unrecognized prior service costs	1,368	1,365	(557)	(762)
Adjustment for fourth quarter contributions	10	752	141	135
Net amount recognized	$12,668	$12,069	$(6,059)	$(6,014)

Amounts recognized in statement of financial position consist of:
Prepaid benefit cost	$13,251	$12,588
Intangible asset	66	225
Accumulated other comprehensive loss	2,948	3,169
Accounts payable and other liabilities	(649)	(744)	$(70)	$(55)
Accrued retiree health care			(5,989)	(5,959)
Accrued pension plan liability	(2,948)	(3,169)
Net amount recognized	$12,668	$12,069	$(6,059)	$(6,014)

The decrease in the minimum pension liability included in Other comprehensive loss was $221 at December 31, 2005 and $3,460 at December 31, 2004. The tax effect on accumulated other comprehensive loss of $2,948 and $3,169 as of December 31, 2005 and 2004 was $1,098 and $1,148.

The accumulated benefit obligation (ABO) for all pension plans was $40,999 and $38,590 at September 30, 2005 and 2004. Only two of nine major tax qualified pension plans have ABOs that exceed plan assets at September 30, 2005. The following table shows the key information for plans with ABO in excess of plan assets.

At September 30,	2005	2004
Projected benefit obligation	$10,638	$11,405
Accumulated benefit obligation	10,343	11,162
Fair value of plan assets	9,405	10,293

Components of net periodic benefit cost/(income) were as follows:

	Pensions			Other Postretirement Benefits
Year ended December 31,	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost/(income)
Service cost	$910	$831	$753	$147	$162	$162
Interest cost	2,457	2,378	2,319	454	492	533
Expected return on plan assets	(3,515)	(3,378)	(3,403)	(7)	(6)	(5)
Amortization of net transition asset			(1)
Amortization of prior service costs	185	180	169	(110)	(102)	(61)
Recognized net actuarial loss/(gain)	714	379	83	161	188	175
Settlement/curtailment loss/(gain)	552	61	13	(96)		2
Net periodic benefit cost/(income)	$1,303	$451	$(67)	$549	$734	$806

Settlement and curtailment losses/(gains) are primarily due to divestitures. See Note 8.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $439 as of September 30, 2004. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Medicare Prescription Drug, Improvement, and Modernization Act of 2003. The final regulations provide for greater flexibility in plan structuring and availability of direct federal subsidy for employer sponsored Medicare Health Maintenance Organization (HMO) plans than originally anticipated, resulting in a reduction to our APBO of $156 at September 30, 2005. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Assumptions

At September 30,	2005	2004	2003	2002
Discount rate: pension and OPB	5.50%	5.75%	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.75%	9.00%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

In 2005, we modified our method of determining the discount rate. The key change in method is that the discount rate for each individual pension plan will be determined separately based on the duration of each plan’s liabilities. Prior to 2005 we determined a single discount rate applicable to all our postretirement benefit plans. The method change was largely attributable to divergence in the characteristics of the populations of our various plans over the last few years resulting from changes within the company and between the plans, including transfers, layoffs and divestitures. The new method continues to include a matching of the plans’ expected future benefit payments against a yield curve developed using all high quality, non-callable bonds in the Bloomberg index as of the measurement date, omitting bonds with the ten percent highest and the ten percent lowest yields. The disclosed rate is the average rate for all the plans, weighted by the projected benefit obligation. As of September 30, 2005, the weighted average was 5.50%, and the rates for individual plans ranged from 5.00% to 6.00%.

The pension fund’s expected return on assets assumption is derived from an extensive study conducted by our Trust Investments group and its actuaries on a periodic basis. The study includes a review of actual historical returns achieved by the pension trust and anticipated future long-term performance of individual asset classes with consideration given to the related investment strategy. While the study gives appropriate consideration to recent trust performance and historical returns, the assumption represents a long-term prospective return. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit cost/(income) for the upcoming plan year.

At September 30,	2005	2004
Assumed health care cost trend rates
Health care cost trend rate assumed next year	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2013	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates we look at a combination of information including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecast claims against actual claims, review of trend assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on postretirement benefit obligation	$712	$(624)
Effect on total of service and interest cost	62	(53)

Plan Assets

Pension assets totaled $43,484 and $38,977 at September 30, 2005 and 2004. Pension assets are allocated with a goal to achieve diversification between and within various asset classes. Pension investment managers are retained with a specific investment role and corresponding investment guidelines. Investment managers have the ability to purchase securities on behalf of the pension fund, and several of them have permission to invest in derivatives, such as equity or bond futures. Derivatives are sometimes used to achieve the equivalent market exposure of owning a security or to rebalance the total portfolio to the target asset allocation. Derivatives are more cost-effective investment alternatives when compared to owning the corresponding security. In the instances in which derivatives are used, cash balances must be maintained at a level equal to the notional exposure of the derivatives.

The actual allocations for the pension assets at September 30, 2005 and 2004, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at September 30,		Target Allocations
Asset Category	2005	2004	2005	2004
Equity	61%	60%	50%	50%
Debt	31	32	31	31
Real estate	3	3	6	6
Other	5	5	13	13
	100%	100%	100%	100%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Equity includes our common stock in the amounts of $1,494 (3.38% of plan assets) and $1,613 (4.19% of plan assets) at September 30, 2005 and 2004. Equity derivatives based on net notional amounts totaled 2.5% and 3.0% at September 30, 2005 and 2004.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. Government agency securities, corporate bonds and commercial paper; cash equivalents; investments in bond derivatives such as bond futures, options, swaps and currency forwards; and redeemable preferred stock and convertible debt. Bond derivatives based on net notional amounts totaled 3.9% and 4.6% of plan assets at September 30, 2005 and 2004.

Most of the trusts’ investment managers, who invest in debt securities, invest in “To-Be-Announced” mortgage-backed securities (TBA). A TBA represents a contract to buy or sell mortgage-backed securities to be delivered at a future agreed upon date. TBAs are deemed economically equivalent to purchasing mortgage-backed securities outright, but are often more attractively priced in comparison to traditional mortgage-backed securities. If the investment manager wishes to maintain a certain level of investment in TBA securities, the manager will sell them prior to settlement and buy new TBAs for another future settlement; this approach is termed “rolling”. Most of the TBA securities held were related to TBA roll strategies. Debt included $1,464 and $1,632 related to TBA securities at September 30, 2005 and 2004.

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

We held $82 and $72 in trust fund assets for OPB plans at September 30, 2005 and 2004. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are not expected to be material in 2006. However, we plan to make a discretionary contribution to our plans of $500 (pre-tax) in the first quarter of 2006. We will evaluate additional contributions later in the year. We expect to contribute approximately $25 to our OPB plans in 2006.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2006	$2,372	$529
2007	2,436	563
2008	2,495	586
2009	2,551	610
2010	2,614	636
2011–2015	14,527	3,423

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

401(k)

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans and an unfunded plan for unused sick leave. The expense for these defined contribution plans was $483, $468 and $464 in 2005, 2004 and 2003, respectively.

Note 18 – Share-Based Compensation and Deferred Stock Compensation

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the 2003 Plan will not exceed 30,000,000. Under the terms of the 2003 Plan, no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards.

Our 1997 Incentive Stock Plan (1997 Plan) permits the grant of stock options, stock appreciation rights (SARs) and restricted stock awards (denominated in stock or stock units) to employees and contract employees. Under the terms of the plan, 64,000,000 shares are authorized for issuance upon exercise of options, as payment of SARs and as restricted stock awards, of which no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards. This authorization for issuance under the 1997 Plan will terminate on April 30, 2007.

Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2006.

Share-based plans expense is included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

	2005	2004	2003
Performance Shares	$723	$449	$316
Stock options, other	50	53	69
ShareValue Trust	79	74	71
Share-based plans expense	$852	$576	$456

Income tax benefit	$253	$209	$168

Adoption of SFAS No. 123R

We early adopted the provisions of SFAS No. 123R as of January 1, 2005 using the modified prospective method. Upon adoption of SFAS No. 123R, we recorded an increase in net earnings of $21, net of taxes of $12, as a cumulative effect of accounting change due to SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously we expensed forfeitures as incurred. SFAS No. 123R also resulted in changes in our methods of measuring and amortizing compensation cost of our Performance Shares.

For Performance Shares granted prior to 2005, share-based expense was measured based on the market price of our stock on date of the award and was generally amortized over a five-year period. For Performance Shares granted in 2005, the fair value of each award was measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo model also computed an expected term for each Performance Share. We changed our valuation method based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.

Additionally, prior to the adoption of SFAS No. 123R, we amortized compensation cost for share-based awards over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, we recognized any remaining unrecognized compensation cost at the date of retirement. As a result of adopting SFAS No. 123R, for all share-based awards granted after January 1, 2005, we recognize compensation cost for retirement eligible employees over the greater of one year from the date of grant or the period from the date of grant to the employee’s retirement eligibility date (non-substantive vesting approach). Had we also applied the non-substantive vesting approach to awards granted prior to 2005, compensation expense would have been $96 lower, $59 higher and $12 lower for the years ended December 31, 2005, 2004 and 2003.

Performance Shares

Performance Shares are stock units that are convertible to common stock, on a one-to-one basis, contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains for twenty consecutive days a price equal to stated price growth targets, a stated percentage (up to 125%) of the Performance Shares awarded are vested and convertible to common stock. The following table shows the cumulative vesting percentages based on the cumulative growth rate of the stock above the stock price at the grant date for performance shares awarded in 2001 and 2002:

Cumulative Growth	61.0%	68.5%	76.2%	84.2%	92.5%	101.1%
Cumulative Vesting	25%	40%	55%	75%	100%	125%

Cumulative stock price growth targets and vesting percentages for 2003, 2004 and 2005 awards follow:

Cumulative Growth	40%	50%	60%	70%	80%	90%	100%	110%	120%	125%
Cumulative Vesting	15%	30%	45%	60%	75%	90%	100%	110%	120%	125%

Performance Shares not converted to common stock expire five years after the date of the award. Awards may vest based on total shareholder return as follows:

•

For 2001 and 2002 awards, up to 100% of the award may vest if our total shareholder return (stock price appreciation plus dividends) during the five-year period exceeds the average total shareholder return of the S&P 500 over the same period.

•	For 2003 and 2004 awards, up to 125% of the award may vest based on an award formula using the total shareholder return performance relative to the S&P 500.

•	For 2005 award, up to 125% of the award may vest based on an award formula using the total shareholder return performance relative to the S&P 100 and the five-year Treasury Bill rate.

In the event a participant’s employment terminates due to retirement, layoff, disability, or death, the participant (or beneficiary) continues to participate in Performance Shares awards that have been outstanding for at least one year. In all other cases, participants forfeit unvested awards if their employment terminates.

The following tables summarize information about Performance Shares activity:

December 31, 2005
(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of year	28,623
Granted	8,134
Transferred	2,266
Dividend	439
Converted or deferred	(10,543)
Forfeited	(1,148)
Canceled or expired	(2,912)
Outstanding at end of year	24,859
Outstanding at end of year not contingent on future employment	11,392

The above table does not include the maximum number of shares contingently issuable under the Plans. Additional shares of 7,335,493 could be transferred in and converted or deferred if Plan vestings exceed 100%. Additionally, future deferred vestings that are eligible for the 25% matching contribution could result in the issuance of an additional 1,837,712 shares.

The following table provides additional information regarding convertible and converted or deferred Performance Shares.

(Shares in thousands)
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	Shares Convertible at December 31, 2005	Shares Converted or Deferred during 2005	Total Market Value of Converted or Deferred Shares
2/26/2001	2/26/2006	$62.76	5,896
2/25/2002	2/25/2007	44.94	5,625
2/24/2003	2/24/2008	30.27		5,688	$351
2/23/2004	2/23/2009	43.53	5,991	4,855	322
2/28/2005	2/28/2010	33.05	7,347

For years ended December 31, 2005 and 2004, we recorded an additional $124 and $57 of compensation expense due to accelerating amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock or cash at the employees’ election.

As discussed above, Performance Shares granted in 2005 were measured on the date of grant using a Monte Carlo model. Additionally, certain Performance Shares that have a cash settlement feature are remeasured quarterly beginning September 30, 2005. The key assumptions used for valuing Performance Shares in 2005 follow:

Grant Year	Measurement Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2001-2005	12/31/2005	23.0%	1.6%	4.38-4.43%	0.98
2001-2005	9/30/2005	27.6%	1.7%	3.93-4.18%	0.92
2005	2/28/2005	27.8%	1.9%	4.00%	1.03

Weighted average expected volatility is based on recent volatility levels implied by actively traded option contracts on our common stock and the historical volatility levels on our common stock. Expected dividend yield is based on historical dividend payments. Risk free interest rate reflects the yield on the zero coupon U.S. Treasury based on the Performance Shares’ remaining contractual term. Stock beta is a measure of how our stock price moves relative to the market as a whole. The fair value of the 2005 Performance Shares is amortized over the expected term of each award. The expected term of 1 to 4 years for each award granted is derived from the output of the valuation model and represents the median time required to satisfy the conditions of the award, adjusted for the effect of retiree eligible participants. Each price growth target has a different expected term, resulting in the range of values provided.

At December 31, 2005, there was $515 of unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 2.1 years. In connection with Performance Shares that have not met the market conditions, we reclassified $288 from Additional paid-in capital to Other liabilities and recognized a cumulative adjustment to General and administrative expense of $88 during 2005. Additionally, effective December 31, 2005, we modified our deferred stock compensation plan to require all Performance Shares that were unvested and deferred as stock units to be settled in stock. We also gave participants in our deferred stock compensation plan a one-time opportunity to cancel their deferral election for unvested Performance Shares or to change their deferral election for unvested Performance Shares to a deferred interest account. As a result, we reclassified $213 from Other liabilities to Additional paid-in capital at December 31, 2005, for unvested Performance Shares deferred as stock units and for unvested Performance Shares no longer being deferred. These modifications resulted in no incremental compensation cost. For participants who had deferred unvested Performance Shares in stock units and cancelled or changed their deferral election effective December 31, 2005, we reversed $13 of previously recorded compensation expense related to the 25% matching contribution which was forfeited. 268 employees were affected by the modification.

Stock options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. Vesting is generally over a five-year service period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant. In the event an employee has a termination of employment due to retirement, layoff, disability or death, the employee (or beneficiary) immediately vests in grants that have been outstanding for at least one year.

The following table summarizes the activity of stock options issued to directors, officers and other employees:

	December 31, 2005
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of year	24,727	$44.49
Granted	4	67.53
Exercised	(8,216)	42.68
Forfeited	(107)	43.35
Expired	(50)	46.02
Outstanding at end of year	16,358	45.40	4.15	$406
Exercisable at end of year	13,660	$46.20	3.60	$328

The total intrinsic value of options exercised was $170, $44 and $11 during the years ended December 31, 2005, 2004 and 2003. Cash received from options exercised for the years ended December 31, 2005, 2004 and 2003 was $348, $98 and $18 with a related tax benefit of $59, $13 and $3 derived from the compensation deductions resulting from these option exercises. Stock options granted during 2005, 2004, and 2003 were not material. At December 31, 2005, there was $6 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 2.2 years.

The fair value of stock-based compensation awards granted was estimated using a binomial option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value
2005	8/23/05	9 years	29%	1.5%	4.2%	$25.01
2004	12/17/04	9 years	31%	1.1%	4.2%	18.60
2003	9/29/03	9 years	31%	1.1%	4.1%	13.76

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends and distributes to employees the appreciation in value above a 3% per annum threshold rate of return. The total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model and was not affected by adoption of SFAS No.123R.

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

An initial investment value is established for each investment period based on the lesser of either (1) fair market value of the fund or (2) the prior ending balance of that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, the value of the investment in excess of the threshold amount will result in a distribution to participants. A distribution is proportionally distributed in the ratio each participant’s number of months of participation relates to the total number of months earned by all participants in the investment period. At December 31, 2005, the Trust held 39,593,463 shares of our common stock in the two funds.

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

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. At December 31, 2005, there was $325 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 4.5 years.

Other stock unit awards

The total number of stock unit awards that are convertible only to common stock and not contingent upon stock price were 2,037,438, 2,019,250 and 1,910,293 at December 31, 2005, 2004 and 2003.

Deferred Stock Compensation

We had issued 12,913,910 and 10,343,380 stock units as of December 31, 2005 and 2004 that are convertible to either stock or a cash equivalent, of which 12,401,316 and 9,549,837 are vested as of

December 31, 2005 and 2004, and the remainder generally vest with employee service through retirement. These stock units which principally represent a method of deferring employee compensation are stated at market value and re-measured at each balance sheet date. Market value adjustments are recorded within General and administrative expense and stated as liabilities based upon the current stock price. Total expense related to deferred stock compensation was $265, $72, and $68 in 2005, 2004, and 2003, respectively. Additionally, for employees who elect to defer their compensation in stock units, the Company will match 25% of the deferral in additional stock units. Upon retirement, the 25% match may be settled in cash or stock; however, effective January 1, 2006 all matching contributions will be settled in stock. As a result, we reclassified $102 from Other liabilities to Additional paid-in capital at December 31, 2005 related to the 25% matching contribution. This modification resulted in no incremental compensation.

Note 19 – Shareholders’ Equity

In December 2000, a stock repurchase program was authorized by our Board of Directors, authorizing the repurchase of up to 85 million shares of our stock. In June 2005, repurchase of an additional 40 million shares was authorized. We repurchased 45,217,300 and 14,708,856 shares during the years ended December 31, 2005 and 2004. We did not repurchase any shares during the year ended December 31, 2003. At December 31, 2005 24.3 million shares may still be purchased under the program.

20 million shares of authorized preferred stock remain unissued.

Note 20 – Derivative Financial Instruments

Derivative and hedging activities

We are exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices. These exposures are managed, in part, with the use of derivatives. The following is a summary of our uses of derivatives and the effects of these uses on the consolidated financial statements.

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring up to five years in the future. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through December 2007. The changes in fair value of the percentage of the commodity derivatives that are not designated in a hedging relationship are recorded in earnings immediately. There were no significant changes in fair value reported in earnings for the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005 and 2004, net gains of $32 and $35 (net of tax) were recorded in Accumulated other comprehensive loss associated with our cash flow hedging transactions. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, gains/(losses) of $3, ($16), and ($20), respectively, (net of tax) were reclassified to cost of products and services. Based on our current portfolio of cash flow hedges, we expect to reclassify to cost of products and services a gain of $23 (net of tax) during the next year.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in earnings. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2005, 2004 and 2003.

For the years ended December 31, 2005, 2004 and 2003, $12, $24, and $13 of gains related to the basis adjustment of certain terminated interest rate swaps and forward-starting interest rate swaps were amortized to earnings.

Derivative financial instruments not receiving hedge accounting treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in earnings. For the years ended December 31, 2005, 2004 and 2003, these non-hedging instruments resulted in gains of $11, $19, and $38, respectively.

We held forward-starting interest rate swap agreements to fix the cost of funding a firmly committed lease for which payment terms are determined in advance of funding. During the year ended December 31, 2003, the forward starting interest rate swaps no longer qualified for fair value hedge accounting treatment. As a result, we recognized a pre-tax charge of $21. For the year ended December 31, 2003, ineffectiveness loss of $1 was recorded in BCC interest expense related to the forward-starting interest rate swaps.

Note 21 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, EETCs and ETC, and product warranties.

Third-party guarantees

The following tables provide quantitative data regarding our third-party guarantees. The maximum potential payments represent a “worst-case scenario,” and do not necessarily reflect our expected results. Estimated proceeds from collateral and recourse represent the anticipated values of assets we could liquidate or receive from other parties to offset our payments under guarantees. The carrying amount of liabilities recorded on the Consolidated Statements of Financial Position reflects our best estimate of future payments we may incur as part of fulfilling our guarantee obligations.

As of December 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Residual value guarantees	352	288	$15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	41	13	8
Performance guarantees	48	21	1

*	Amounts included in Accounts payable and other liabilities

As of December 31, 2004	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$3,751	$3,743
Residual value guarantees	408	296	$12
Credit guarantees related to the Sea Launch venture	510	306	204
Other credit guarantees	60	19	10
Performance guarantees	64	21	1
Equipment trust certificate	28

*	Amounts included in Accounts payable and other liabilities

Contingent repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into contingent repurchase commitments with certain customers wherein we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

Residual value guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in 3 to 13 years.

Credit guarantees related to the Sea Launch venture We have issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. Under these credit guarantees, we are obligated to make payments to a guaranteed party in the event that Sea Launch does not make its loan payments. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. These guarantees expire within the next 10 years.

Other credit guarantees In addition, we have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 10 years.

Performance guarantees We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. We have guarantees from the other venture partners, who are obligated to reimburse us for a portion of any guarantee payments we may make related to the performance guarantee. Current performance guarantees expire within the next 12 years.

Equipment trust certificate Relating to our ETC, we had potential obligations of $28 as of December 31, 2004 relating to shortfall interest payments in the event that the interest rates in the underlying agreements were reset below levels specified in these agreements. These obligations would have ceased had United defaulted on its interest payments to the trust. These obligations were terminated in 2005.

Indemnifications Our sales agreement for EDD provides indemnification to L-3 Communications for third-party litigation and damages relating to pre-closing environmental contamination. The term of the indemnification is indefinite. Our sales agreement for Rocketdyne contains similar indemnification provisions. As it is impossible to assess whether there will be any third-party litigation or damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Our sales agreement for the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma to Spirit provides indemnification to Spirit for certain environmental contamination that existed on or prior to June 16, 2005, which was the closing date of the sale. Per the agreement, notice must be given by Spirit of this contamination within seven and a half years from the closing date. As it is impossible to assess whether there will be any additional environmental liabilities in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under this guarantee. Therefore, no liability has been recorded. (See Note 24.)

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three- to four-year standard warranty for systems, accessories, equipment, parts and software manufactured by us or manufactured to certain standards under our authorization. Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are included in the program’s estimate at completion (EAC) and expensed as aircraft are delivered. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segments principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2005 and 2004.

Product Warranty Liabilities*
Beginning balance-January 1, 2004	$825
Additions for new warranties	114
Reductions for payments made	(252)
Changes in estimates	94
Ending balance–December 31, 2004	781
Additions for new warranties	119
Reductions for payments made	(146)
Changes in estimates	27
Ending balance – December 31, 2005	$781

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

Our investments in an ETC, EETCs and other Variable Interest Entities (VIEs) are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities. All entities that were required to be consolidated under FIN 46(R) had been previously consolidated and therefore, the adoption of FIN 46(R) had no impact on our consolidated financial statements.

We have investments in an ETC and EETCs, which were acquired between 1999 through 2005. ETCs and EETCs are trusts that passively hold investments in aircraft or pools of aircraft. The ETC and EETCs provide investors with collateral position in the related asset. The ETC provides investors with rights to cash flows from a financial instrument. EETCs provides investors with tranched rights to cash flows from financial instruments. Our investments in an ETC and EETCs do not require consolidation under FIN 46(R). At December 31, 2005, our maximum exposure to economic loss from the ETC and EETCs is limited to our investment balance of $269. Accounting losses from our investments in the ETC and EETCs, if any, could differ from period to period. At December 31, 2005, the ETC and EETC transactions we participated in had total assets of $3,985 and total debt (which is non-recourse to us) of $3,716. During the year ended December 31, 2005, we recorded revenues of $36 and cash flows of $65.

From 1998 through 2005, we provided subordinated loans to certain VIEs that are financial structures commonly utilized by airlines, lenders and loan guarantors, including, for example, the Export-Import Bank of the United States. These VIEs are included in the scope of FIN 46(R); however, only certain VIEs require consolidation. VIE arrangements are utilized to isolate individual transactions for legal liability or tax purposes, or to perfect security interests or for other structuring reasons. We believe that our maximum exposure to economic loss from these non-consolidated VIEs is $12, which represents our investment balance. At December 31, 2005, VIEs of which we were not the beneficiary, other than the ETC and EETCs noted above, had total assets of $161 and total debt (which is non-recourse to us) of $150. During 2005, we recorded revenues of $1 and cash flows of $6 related to these VIEs.

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

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2005 and 2004, the assets and liabilities associated with the City of Wichita IRBs were $1,416 and $2,852, and the amounts associated with the Fulton County IRBs were $17 and $19.

Other commitments

As of December 31, 2005 and 2004 we had $58,532 and $44,676 of production related purchase obligations not recorded on the Consolidated Statement of Financial Position. Such obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, inventory procurement contracts, and other miscellaneous production related obligations. As of December 31, 2005, the amounts of production related purchase obligations for each of the next five years were as follows: $24,599 in 2006, $14,826 in 2007, $7,234 in 2008, $5,429 in 2009, and $3,740 in 2010.

Financing commitments related to aircraft on order, including options, scheduled for delivery through 2012 totaled $13,496 and $6,661 as of December 31, 2005 and 2004. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

As of December 31, 2005 and 2004, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $371 and $483. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2005 and 2004, Accounts payable and other liabilities included $76 and $89 attributable to adverse commitments under these lease arrangements.

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,395 and $1,167 as of December 31, 2005 and 2004. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $72 and $116 as of December 31, 2005 and 2004. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $50 and $91 as of December 31, 2005 and 2004. Probable losses of $22 and $25 have been charged to Cost of products and were included in Accounts payable and other liabilities as of December 31, 2005 and 2004.

On March 31, 2005, we executed a Purchase and Sale Agreement to sell certain investments in technology related funds and partnerships of $63 with related capital commitment obligations of $76. During 2005, we have closed the sale on investments of $50 reducing the remaining commitment obligations for those being sold to $13. (See Note 12 for details of the sale.)

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas Corporation are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. During the third quarter of 2005, we terminated 4 out of 5 outstanding COLI policies. The termination had no material impact on the Consolidated Statements of Operations in 2005. As of December 31, 2005 and 2004, the cash surrender value was $259 and $1,468 and the total loans were $252 and $1,356. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2005 and 2004.

Commitments for the future purchase of capital assets unpaid at year end were $1,132 and $959 for the years ended December 31, 2005 and 2004. The majority of these commitments relate to the development of the Large Cargo Freighter, 787 buildup, and the purchase of computing servers.

Note 22 – Significant Group Concentrations of Risk

Credit risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. Of the $15,252 in Accounts receivable and Customer financing included in the Consolidated Statements of Financial Position as of December 31, 2005, $9,711 related to commercial aircraft customers ($221 of Accounts receivable and $9,490 of Customer financing) and $2,797 related to the U.S. Government. Of the $9,490 of aircraft customer financing, $8,917 related to customers we believe have less than investment-grade credit. AirTran Airways, United, and AMR Corporation were associated with 18%, 11% and 12%, respectively, of our aircraft financing portfolio. Financing for aircraft is collateralized by security in the related asset, and historically we have not experienced a problem in accessing such collateral.

As of December 31, 2005, off-balance sheet financial instruments described in Note 21 predominantly related to commercial aircraft customers. $12,045 of financing commitments related to aircraft on order including options related to customers we believe have less than investment-grade credit.

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

As of December 31, 2005, approximately 36% of our employees were represented by collective bargaining agreements, none of which expires within one year.

Note 23 – Disclosures about Fair Value of Financial Instruments

The estimated fair value of our Accounts receivable, Accounts payable, Investments, and Notes receivable balances at December 31, 2005 and 2004 approximate their carrying value as reflected in the Consolidated Statements of Financial Position.

As of December 31, 2005 and 2004, the carrying amount of debt, net of capital leases, was $10,516 and $11,884 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $11,643 and $13,198. Our debt is generally not callable until maturity.

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments. Other off-balance sheet financial instruments, including asset-related guarantees, credit guarantees, and interest rate guarantees related to an ETC, are estimated to have a fair value of $148 and $165 at December 31, 2005 and 2004.

Note 24 – Contingencies

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

A-12 litigation In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2005, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from

February 1991 (currently totaling approximately $1,210). In that event, our loss would total approximately $1,548 in pre-tax charges. Should, however, the March 31, 1998 judgment of the United States Court of Federal Claims in favor of the Team be reinstated, we would receive approximately $1,026, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2005. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

EELV Litigation In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed, under the EELV Program. The employees, one of whom was a former employee of Lockheed, were terminated and a third employee was disciplined and resigned. On July 24, 2003, the USAF suspended certain organizations in our space launch services business and the three former employees from receiving government contracts as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. On March 4, 2005, the USAF lifted the suspension from government contracting of our space launch services business after we entered into an Interim Administrative Agreement. Under the terms of the Interim Administrative Agreement between us and the USAF (the Agreement), the USAF can reinstate the suspension if we are indicted or convicted in connection with the EELV matter, or if material new evidence is discovered. The Agreement requires periodic reporting to the USAF and also provides for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement. We have reimbursed the USAF $1.9 for costs relating to its investigation and have agreed that certain costs relating to the EELV matter and improvements to our Ethics and Business Conduct Program will be treated as unallowable. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. The same incident is under investigation by the U.S. Attorney in Los Angeles, who indicted two of the former employees in July 2003. In addition, in June 2003, Lockheed filed a lawsuit in the United States District Court for the Middle District of Florida against us and the three individual former employees arising from the same facts. Subsequently, Lockheed filed an amended complaint which added McDonnell Douglas Corporation and Boeing Launch Services as defendants and sought injunctive relief, compensatory damages in excess of $2,000 and treble and punitive damages. In August 2004, we filed counterclaims against Lockheed seeking compensatory and punitive damages. In addition, the Department of Justice has informed us that it is considering filing potential civil claims against us relating to the EELV incident and the 2004 guilty pleas of Darlene Druyun and Mike Sears relating to federal employee conflict-of-interest laws. Such claims, if asserted, could be of sufficient magnitude to be material, although it is not possible to determine at this time the likelihood of an adverse outcome.

As discussed in Note 12, on May 2, 2005, we entered into a Joint Venture Agreement with Lockheed to provide launch services to the U.S. Government. Pursuant to the terms of the Joint Venture Agreement and court order, the civil lawsuit has been stayed pending closing of the transaction, whereupon the parties have agreed to immediately dismiss all claims against each other. If the transaction does not close or if the Joint Venture Agreement is terminated according to its terms before April 1, 2006, either party may reinstate its claims against the other. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position should the claims be reinstated.

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

Department of Justice Investigation Regarding Darlene Druyun and Mike Sears On November 24, 2003, our Executive Vice President and Chief Financial Officer, Mike Sears, was dismissed for cause as the result of circumstances surrounding the hiring of Darleen Druyun, a former U.S. Government official. Druyun, who had been vice president and deputy general manager of Missile Defense Systems since January 2003, also was dismissed for cause. At the time of our November 24 announcement that we had dismissed the two executives for unethical conduct, we also advised that we had informed the USAF of the actions taken and were cooperating with the U.S. Government in its ongoing investigation. The investigation is being conducted by the U.S. Attorney in Alexandria, Virginia, and the U.S. Department of Defense (U.S. DoD) Inspector General concerning this and related matters. Subsequently, the SEC requested information from us regarding the circumstances underlying dismissal of the two employees. We are cooperating with the SEC’s inquiry. In 2004, Druyun and Sears each pleaded guilty to a single conflict-of-interest-related criminal charge arising from Druyun having engaged in employment discussions with Sears more than two weeks prior to disqualifying herself from participating in USAF business involving us. At her sentencing, Druyun and the government asserted that she gave us favorable treatment on the USAF 767 Tanker negotiations, NATO AWACS claim, C-130 AMP Contract award, and C-17 negotiations in 2000, and that this treatment was influenced by employment negotiations and relationships with us. It is not possible to determine at this time what further actions the government authorities might take with respect to this matter, or whether those actions would have a material adverse effect on our financial position.

Securities and Exchange Commission (SEC) Pension Accounting Inquiry On October 13, 2004, the SEC requested information from us in connection with an inquiry concerning accounting issues involving pension and other postretirement benefits at several companies. We are cooperating with the SEC’s inquiry. Although an SEC spokesman has publicly stated that the agency has no evidence of wrongdoing, we cannot predict what actions, if any, the SEC might take with respect to this matter and whether those actions would have a material adverse effect on our financial position.

Employment discrimination litigation We are (or were) a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification was or is being sought or has been granted. Three matters were filed in the federal court in Seattle; one case was filed in the federal court in Los Angeles; one case was filed in state court in California; one case was filed in the federal court in St. Louis, Missouri; one case was filed in the federal court in Tulsa, Oklahoma; one case was filed in the federal court in Wichita, Kansas; and the final case was filed in the federal court in Chicago. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decision in the Los Angeles case was affirmed on appeal, the decision in the Kansas case is on appeal, and the Missouri case has been dismissed with prejudice. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status; we have challenged that ruling, and the Oklahoma court is awaiting the ruling in the Kansas appeal before deciding whether the case can proceed to trial. In the second case alleging discrimination based on gender in California, this one in state court, we are seeking to have the case dismissed in light of the successful outcome of the appeal of the denial of class certification in the companion federal court case in Los Angeles. The court certified a limited class in the race discrimination case filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and after trial on the claim of disparate treatment in promotions the jury returned a verdict in our favor; the court has also ruled in our favor on the claim of disparate impact. The final case, also alleging race discrimination and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case. We anticipate that the court will determine whether the case can proceed as a class action in late 2006.

BSSI/ICO litigation On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2,000. On October 28, 2005, ICO filed a cross-complaint alleging similar claims against the Company. On November 30, 2005, ICO filed an amended cross-complaint against BSSI asserting the same claims in its original cross-complaint. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position

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

On January 12, 2005, we announced the conclusion of production of the 717 airplane in 2006 due to the lack of overall market demand for the airplane. The last 717 aircraft is expected to be delivered in the second quarter of 2006. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year end results. The remaining balance is primarily made up of $60 of pension and $40 of shutdown expenses of which $7 was expensed in 2005 and the remaining balance will be expensed as incurred. The termination of the 717 line will result in $380 of cash expenditures that are expected to occur through 2009.

The above charge was determined based on available information in the fourth quarter of 2004. We have revised our estimates accordingly as new information has become available. The change in estimate is included in the program’s estimate at completion (EAC).

Termination liability	December 31 2004	Payments	Change in estimate	December 31 2005
Supplier termination	$171	$(1)	$7	$177
Production disruption and shutdown related	10		(7)	3
Pension/postretirement related	42		1	43
Severance	28	(13)	4	19
Total	$251	$(14)	$5	$242

The 747 program accounting quantity was increased by 24 units during 2005 as a result of additional customer orders. In November 2005, we launched the 747 Advanced which included the 747-8 International passenger airplane and the 747-8 Freighter. This launch and additional anticipated firm orders have extended the life of this program and have also solidified product strategy. The probability of making a program completion decision within the next 12 months is remote.

Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to complete production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities was reduced from $121 to $62 during the twelve months ended December 31, 2005 due to $73 in payments offset by an increase in estimate of $14. No future charges related to the 757 airplane program are expected.

Additionally, we have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. Given the timing and changing requirements for new USAF tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract is becoming less likely. We are continuing to pursue market opportunities for additional 767 sales. Despite the recent orders and the possibility of additional orders, it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of such a decision but program margins would be reduced.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $3,957 as of December 31, 2005 and approximately $3,183 at December 31, 2004.

Note 25 – Segment Information

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

IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

BCC is primarily engaged in supporting our major operating units by providing selective financing solutions to our customers and managing overall portfolio risk exposures.

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

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Sales and other operating revenue by geographic area consisted of the following:

Year ended December 31,	2005	2004	2003
Asia, other than China	$5,576	$6,091	$6,885
China	3,324	1,769	745
Europe	3,622	4,506	3,826
Oceania	1,362	1,032	1,944
Africa	1,011	625	670
Canada	833	644	639
Latin America, Caribbean and other	669	738	607
	16,397	15,405	15,316
United States	38,448	37,052	34,940
Total sales	$54,845	$52,457	$50,256

Commercial Airplanes segment sales were approximately 78%, 77% and 80% of total sales in Europe and approximately 77%, 90% and 90% of total sales in Asia, excluding China, for 2005, 2004 and 2003, respectively. IDS sales were approximately 18%, 20% and 16% of total sales in Europe and approximately 22%, 8% and 8% of total sales in Asia, excluding China, for 2005, 2004 and 2003 respectively. Exclusive of these amounts, IDS sales were principally to the U.S. Government and represented 51%, 56% and 50% of consolidated sales for 2005, 2004 and 2003, respectively. Approximately 6% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Revenues

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$22,651	$21,037	$22,408
Integrated Defense Systems:
Aircraft and Weapon Systems	11,444	11,394	10,763
Network Systems	11,264	11,221	9,198
Support Systems	5,342	4,881	4,408
Launch and Orbital Systems	2,741	2,969	2,992
Total Integrated Defense Systems	30,791	30,465	27,361
Boeing Capital Corporation	966	959	991
Other	972	549	871
Accounting differences/eliminations	(535)	(553)	(1,375)
Total revenues	$54,845	$52,457	$50,256

Net earnings

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$1,432	$753	$707
Integrated Defense Systems:
Aircraft and Weapon Systems	1,707	1,636	1,420
Network Systems	638	969	645
Support Systems	765	662	455
Launch and Orbital Systems	780	(342)	(1,754)
Total Integrated Defense Systems	3,890	2,925	766
Boeing Capital Corporation	232	183	91
Other	(334)	(535)	(379)
Accounting differences/eliminations	(989)	(403)	(11)
Share-based plans expense	(852)	(576)	(456)
Unallocated expense	(567)	(340)	(320)
Earnings from continuing operations	2,812	2,007	398
Other income, net	301	288	460
Interest and debt expense	(294)	(335)	(358)
Earnings before income taxes	2,819	1,960	500
Income tax (expense)/benefit	(257)	(140)	185
Net earnings from continuing operations	$2,562	$1,820	$685
Income from discontinued operations, net of taxes		10	33
Net (loss)/gain on disposal of discontinued operations, net of taxes	(7)	42
Cumulative effect of accounting change, net of taxes	17
Net earnings	$2,572	$1,872	$718

Depreciation and amortization

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$396	$460	$455
Integrated Defense Systems:
Aircraft and Weapon Systems	136	118	114
Network Systems	106	97	94
Support Systems	25	16	15
Launch and Orbital Systems	201	214	207
Total Integrated Defense Systems	468	445	430
Boeing Capital Corporation	257	226	217
Other	40	51	49
Unallocated	365	342	267
	$1,526	$1,524	$1,418

Research and development expense

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$1,302	$941	$676
Integrated Defense Systems:
Aircraft and Weapon Systems	374	382	360
Network Systems	285	234	195
Support Systems	80	57	59
Launch and Orbital Systems	116	161	232
Total Integrated Defense Systems	855	834	846
Other	48	104	129
Total research and development expense	$2,205	$1,879	$1,651

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the Accounting differences/eliminations caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenue and cost of sales on the consolidated financial statements.

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

The Accounting differences/eliminations caption of net earnings includes the impact of cost measurement differences between GAAP and federal cost accounting standards. The table below summarizes the Accounting differences/eliminations line in net earnings.

Accounting differences/eliminations

Year ended December 31,	2005	2004	2003
Pension	$(846)	$27	$463
Post-retirement	(5)	(285)	(257)
Capitalized interest	(47)	(48)	(53)
Pre-modification aircraft elimination	(10)	15	(128)
Other	(81)	(112)	(36)
Total	$(989)	$(403)	$(11)

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

Unallocated assets primarily consist of cash and investments, prepaid pension expense, net deferred tax assets, capitalized interest and assets held by our Shared Services Group as well as intercompany eliminations. Unallocated liabilities include various accrued employee compensation and benefit liabilities, including accrued retiree health care, net deferred tax liabilities and income taxes payable. Debentures and notes payable are not allocated to other business segments except for the portion related to BCC. Unallocated capital expenditures relate primarily to Shared Services Group assets and segment assets managed by Shared Services Group, primarily IDS.

During 2005, all of our IDS segments classified performance based payments and progress payments in excess of inventoriable costs in Advances and billings in excess of related costs on our Consolidated Statements of Financial Position and reclassified prior years to conform with our current presentation. Assets and liabilities shown below are based on our current presentation of including performance based payments and progress payments in excess of inventoriable costs as liabilities (See Note 14).

Segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$7,209	$7,365	$8,760
Integrated Defense Systems:
Aircraft and Weapon Systems	3,848	2,955	3,033
Network Systems	4,000	4,078	3,859
Support Systems	1,988	1,665	1,241
Launch and Orbital Systems	5,643	5,459	5,080
Total Integrated Defense Systems	15,479	14,157	13,213
Boeing Capital Corporation	9,216	9,678	12,120
Other	6,671	7,343	3,580
Unallocated	21,483	17,681	17,498
	$60,058	$56,224	$55,171

Liabilities

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$10,980	$6,933	$5,536
Integrated Defense Systems:
Aircraft and Weapon Systems	3,599	3,144	3,296
Network Systems	1,213	1,260	1,282
Support Systems	1,013	851	776
Launch and Orbital Systems	2,098	2,389	2,208
Total Integrated Defense Systems	7,923	7,644	7,562
Boeing Capital Corporation	6,859	7,509	9,595
Other	53	804	817
Unallocated	23,184	22,048	23,522
	$48,999	$44,938	$47,032

Capital expenditures

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$622	$374	$185
Integrated Defense Systems:
Aircraft and Weapon Systems	204	172	177
Network Systems	117	104	107
Support Systems	30	35	33
Launch and Orbital Systems	90	126	158
Total Integrated Defense Systems	441	437	475
Boeing Capital Corporation
Other	65	68	16
Unallocated	419	367	160
	$1,547	$1,246	$836

Contractual backlog (unaudited)

Year ended December 31,	2005	2004	2003
Commercial Airplanes	$124,132	$70,449	$63,929
Integrated Defense Systems:
Aircraft and Weapon Systems	19,161	18,256	19,352
Network Systems	6,228	10,190	11,715
Support Systems	8,366	6,505	5,882
Launch and Orbital Systems	2,586	4,200	3,934
Total Integrated Defense Systems	36,341	39,151	40,883
	$160,473	$109,600	$104,812

Commercial Airplanes backlog at December 31, 2005 has been reduced by $7.8 billion to reflect the planned change in accounting for concessions effective January 1, 2006. Had December 31, 2004 reflected this method of accounting, Commercial Airplanes contractual backlog would have been reduced by $4.9 billion to $65.5 billion. See Note 1.

Quarterly Financial Data (Unaudited)

	2005				2004
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Sales and other operating revenues	$14,204	$12,629	$15,025	$12,987	$13,314	$13,152	$13,088	$12,903
Earnings from continuing operations	544	763	818	687	28	511	644	824
Net earnings from continuing operations	464	1,013	571	514	182	438	586	614
Cumulative effect of accounting change, net of taxes	(4)			21
(Loss) income from discontinued operations, net of taxes					(5)	(1)	7	9
Net (loss) gain of disposal of discontinued operations, net of taxes		(2)	(5)		9	19	14
Net earnings	460	1,011	566	535	186	456	607	623
Basic earnings per share	0.61	1.28	0.72	0.65	0.24	0.54	0.72	0.77
Cumulative effect of accounting change, net of taxes	(0.01)			0.02
(Loss) income from discontinued operations, net of taxes					(0.01)		0.01	0.01
Net gain of disposal of discontinued operations, net of taxes					0.01	0.02	0.02
Basic earnings per share	0.60	1.28	0.72	0.67	0.24	0.56	0.75	0.78
Diluted earnings per share	0.59	1.26	0.70	0.64	0.23	0.54	0.72	0.76
Cumulative effect of accounting change, net of taxes	(0.01)			0.02
(Loss) income from discontinued operations, net of taxes					(0.01)		0.01	0.01
Net gain of disposal of discontinued operations, net of taxes					0.01	0.02	0.02
Diluted earnings per share	0.58	1.26	0.70	0.66	0.23	0.56	0.75	0.77
Cash dividends paid per share	0.25	0.25	0.25	0.25	0.20	0.20	0.20	0.17
Market price:
High	72.40	68.38	66.85	58.94	55.48	55.24	51.49	45.10
Low	63.70	62.01	56.22	49.52	48.10	46.40	40.31	38.04
Quarter end	70.24	67.95	66.00	58.46	51.77	51.62	51.09	41.07

During the fourth quarter of 2005 as a result of our sale of our Rocketdyne business we recognized a net loss of $200 comprised of a $228 pension curtailment/settlement loss and other post retirement benefit curtailment gain of $28.

During the third quarter of 2005, we recognized a net loss of $184 comprised of a $250 loss on pension curtailment/settlement and other postretirement benefit curtailment gain of $66 relating to the Wichita, Tulsa and McAlester sale. We also completed the sale of our Rocketdyne business to United Technologies and recorded a net-pretax gain of $578. We also received a tax refund of $537, which resulted in an increase to net income of $406.

During the second quarter of 2005, Commercial Airplanes completed the sale of its Wichita and Tulsa operations to Spirit for approximately $900 cash. The sale resulted in a pre-tax, primarily non-cash, charge of $103.

During the first quarter of 2005, we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications and we recorded a $25 gain and in addition recorded a pre-tax loss of $68 in Accounting differences/eliminations for net pension and other post retirement benefit curtailments and settlements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2006

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In January of 2006, the Company implemented new systems for financial statement consolidation and financial planning consolidation along with automated backlog reporting and an enhanced system for allocating certain program level costs. These changes will likely have a material effect on the Company’s internal control over financial reporting. This is a process improvement initiative to strengthen the overall design and operating effectiveness of the Company’s financial reporting controls and is not in response to an identified internal control deficiency.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Boeing Company

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Boeing Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 24, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2006

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2006 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, and that information is incorporated by reference herein.

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

A listing of our directors and executive officers as of February 1, 2006 is included in Part I, and that information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2006 Proxy Statement, and that information except for the information required by Item 402(k) and 402(l) of Regulation 5-K is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 201(d) of Regulation 5-K will be included under the caption “Equity Compensation Plan Information” in the 2006 Proxy Statement and that information is incorporated by reference herein.

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2006 Proxy Statement, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K will be included under the caption “Related Party Transactions” in the 2006 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included under the caption “Independent Auditors Fees Report” in the 2006 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	128

The auditors’ report with respect to the above-listed financial statement schedule appears on page 119 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

3.	Exhibits

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

(i)

Agreement and Plan of Merger dated as of July 31, 1996, among Rockwell International Corporation, The Boeing Company and Boeing NA, Inc. (Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-15001) filed October 29, 1996 (herein referred to as “Form S-4”).)

(ii)

Agreement and Plan of Merger, dated as of December 14, 1996, among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation. (Exhibit (2)(ii) to the Company’s Annual Report on Form 10-K (File No. 1-442) for the year ended December 31, 1996, (herein referred to as “1996 Form 10-K”).

(3)	Articles of Incorporation and By-Laws.

(i)

Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on May 26, 2004. (Exhibit 3 (i) to the Company’s Quarterly Report on Form 10-Q (File No. 001-00442) for the quarter ended June 30, 2004.)

(ii)	By-Laws, as amended on October 31, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated November 3, 2005).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

(i)

Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company’s Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)

U.S. $1.5 Billion 364-Day Credit Agreement dated as of November 18, 2005, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(ii)

U.S. $1.5 Billion Five-Year Credit Agreement dated as of November 18, 2005, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndicated agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(iii)

Joint Venture Master Agreement by and among Lockheed Martin Corporation, The Boeing Company and a Delaware LLC, dated as of May 2, 2005 (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(iv)

Asset Purchase Agreement, dated as of February 22, 2005 by and between The Boeing Company and Mid-Western Aircraft Systems, Inc. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 2005.)

•	Management Contracts and Compensatory Plans

(v)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(vi)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(vii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(v) to the Company’s 2003 Form 10-K).

(viii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s 2003 Form 10-K.)

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on November 4, 2005. (Exhibit (99.1 to the Company’s Current Report on Form 8-K) dated November 10, 2005.

(x)

Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company’s Form 10-Q for the quarter ended September 30, 2000.)

(xi)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10–K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10–K.)

(xii)	Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 1997.)

(xiii)	1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

(xiv)	Executive Employment Agreement with W. James McNerney, Jr. dated June 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated July 6, 2005.)

(xv)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvi)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xviii)	Restricted Stock Unit Grant Notice of terms, effective August 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 001-00442) dated September 2, 2005.)

(xix)	Compensation for Directors of The Boeing Company. (Exhibit (10)(ii) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated December 23, 2004.)

(xx)	2005 Compensation for Named Executive Officers. (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended March 31, 2005.)

(xxi)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xxii)	The Boeing Company ShareValue Program, as amended on September 7, 2004.

(xxiii)

Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xxiv)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) (Exhibit 10.1 to the Company’s Current Report in Form 8-K (File No. 001-0042) dated December 16, 2004).

(xxv)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xxvi)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2001.)

(xxvii)	The Boeing Company 2003 Incentive Stock Plan. (Exhibit (10)(xx) to the Company’s 2003 Form 10-K.)

(xxviii)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on June 30, 2003. (Exhibit (10)(xxi) to the Company’s 2003 Form 10-K.)

(xxix)	Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

(a)	Amendment No. 1 dated as of June 26, 2000 to Employment Agreement with Harry C. Stonecipher dated August 1, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2000.)

(xxx)	Severance Compensation for Harry C. Stonecipher (Exhibit 10(iii) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated March 9, 2005.)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors (www.boeing.com/corp_gov).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – President and Chief Executive Officer	By:	/S/ JAMES A. BELL James A. Bell – Executive Vice President and Chief Financial Officer

By:	/S/ HARRY S. MCGEE III Harry S. McGee III – Vice President Finance and Corporate Controller

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ JOHN H. BIGGS John H. Biggs – Director	/S/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Director

/S/ John E. Bryson John E. Bryson – Director	/S/ RICHARD D. NANULA Richard D. Nanula – Director

/S/ LINDA Z. COOK Linda Z. Cook – Director	/S/ ROZANNE L. RIDGWAY Rozanne L. Ridgway – Director

William M. Daley – Director

/S/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein – Director	/S/ JOHN M. SHALIKASHVILI John M. Shalikashvili - Director

/S/ JOHN F. MCDONNELL John F. McDonnell – Director	/S/ MIKE S. ZAFIROVSKI Mike S. Zafirovski – Director

SCHEDULE II - Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2005	2004	2003
Balance at January 1	$403	$404	$301
Charged to costs and expenses	73	45	214
Deductions from reserves (accounts charged off)	(202)	(46)	(111)

Balance at December 31	$274	$403	$404

Other Assets	2005	2004	2003
Balance at January 1	$478	$416	$380
Charged to costs and expenses	58	62	36
Deductions from reserves (accounts charged off)

Balance at December 31	$536	$478	$416