Form 10-Q
period 2006-03-31
BOEING CO
filed 2006-04-26
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 20, 2006, there were 799,579,244 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 40 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Three months ended March 31
	2006	2005
Sales of products	$12,202	$10,485
Sales of services	2,062	2,196

Total revenues	14,264	12,681

Cost of products	(9,618)	(8,524)
Cost of services	(1,786)	(1,859)
Boeing Capital Corporation interest expense	(90)	(89)

Total costs and expenses	(11,494)	(10,472)

	2,770	2,209
Income from operating investments, net	20	16
General and administrative expense	(1,081)	(1,071)
Research and development expense	(748)	(492)
(Loss)/gain on dispositions, net	(2)	25

Earnings from operations	959	687
Other income/(expense), net	86	(16)
Interest and debt expense	(69)	(87)

Earnings before income taxes	976	584
Income tax expense	(284)	(70)

Net earnings before cumulative effect of accounting change	692	514
Cumulative effect of accounting change, net of taxes		21

Net earnings	$692	$535

Basic earnings per share before cumulative effect of accounting change	$0.90	$0.65
Cumulative effect of accounting change, net of taxes		0.02

Basic earnings per share	$0.90	$0.67

Diluted earnings per share before cumulative effect of accounting change	$0.88	$0.64
Cumulative effect of accounting change, net of taxes		0.02

Diluted earnings per share	$0.88	$0.66

Cash dividends paid per share	$0.30	$0.25

Weighted average diluted shares (millions)	791.8	806.8

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	March 31 2006	December 31 2005
Assets
Cash and cash equivalents	$6,781	$5,412
Short-term investments	576	554
Accounts receivable, net	5,019	5,246
Current portion of customer financing, net	354	367
Deferred income taxes	2,406	2,449
Inventories, net of advances and progress billings	7,627	7,940

Total current assets	22,763	21,968
Customer financing, net	9,607	9,639
Property, plant and equipment, net of accumulated depreciation of $11,577 and $11,272	8,891	8,420
Goodwill	1,922	1,924
Prepaid pension expense	13,525	13,251
Other acquired intangibles, net	850	875
Deferred income taxes	161	140
Investments	2,754	2,852
Other assets, net of accumulated amortization of $223 and $204	935	989

	$61,408	$60,058

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$16,719	$16,513
Advances and billings in excess of related costs	10,018	9,930
Income taxes payable	684	556
Short-term debt and current portion of long-term debt	1,967	1,189

Total current liabilities	29,388	28,188
Deferred income taxes	2,219	2,067
Accrued retiree health care	6,022	5,989
Accrued pension plan liability	2,953	2,948
Deferred lease income	252	269
Long-term debt	9,057	9,538
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	4,643	4,371
Treasury shares, at cost – 211,957,189 and 212,090,978	(11,217)	(11,075)
Retained earnings	17,953	17,276
Accumulated other comprehensive loss	(1,808)	(1,778)
ShareValue Trust Shares – 39,753,494 and 39,593,463	(3,115)	(2,796)

Total shareholders’ equity	11,517	11,059

	$61,408	$60,058

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2006	2005
Cash flows – operating activities:
Net earnings	$692	$535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Share-based plans expense	202	245
Depreciation	350	332
Amortization of other acquired intangibles	19	23
Amortization of debt discount/premium and issuance costs	3	7
Pension expense	190	223
Investment/asset impairment charges, net	(2)	58
Customer financing valuation provision	(1)	4
Loss/(gain) on dispositions, net	2	(25)
Other charges and credits, net	43	36
Excess tax benefits from share-based payment arrangements	(41)	(22)
Changes in assets and liabilities –
Accounts receivable	78	(695)
Inventories, net of advances and progress billings	387	383
Accounts payable and other liabilities	271	496
Advances and billings in excess of related costs	88	101
Income taxes receivable, payable and deferred	310	34
Deferred lease income	(17)	(30)
Prepaid pension expense	(503)	(455)
Other acquired intangibles, net	(5)
Accrued retiree health care	33	24
Customer financing, net	(20)	65
Other	(24)	66

Net cash provided by operating activities	$2,055	$1,405

Cash flows – investing activities:
Discontinued operations customer financing, reductions		1
Property, plant and equipment additions	(412)	(307)
Property, plant and equipment reductions		29
Proceeds from dispositions	117	76
Contributions to investments	(542)	(822)
Proceeds from investments	641	736

Net cash used by investing activities	$(196)	$(287)

Cash flows – financing activities:
Debt repayments	(29)	(372)
Stock options exercised, other	139	61
Excess tax benefits from share-based payment arrangements	41	22
Common shares repurchased	(404)	(495)
Dividends paid	(240)	(208)

Net cash used by financing activities	$(493)	$(992)

Effect of exchange rate changes on cash and cash equivalents	3

Net increase in cash and cash equivalents	1,369	126

Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$6,781	$3,330

Non-cash investing and financing activities:
Capital lease obligations incurred	$356

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2005	$3,420	$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092

Share-based compensation	720
Tax benefit related to share-based plans	35
Restricted stock compensation and reclassification of deferred compensation	3
Changes in capital stock	23
ShareValue Trust market value adjustment	773		(773)
Excess tax pools	63
Treasury shares issued for share-based plans, net	(666)	612
Treasury shares repurchased		(2,877)
Net earnings					2,572	2,572
Cash dividends declared ($1.05 per share)					(861)
Minimum pension liability adjustment, net of tax of $(45)				167		167
Reclassification adjustment for losses realized in net earnings, net of tax of $(15)				21		21
Unrealized loss on certain investments, net of tax of $8				(12)		(12)
Currency translation adjustment				(29)		(29)

Balance December 31, 2005	$4,371	$(11,075)	$(2,796)	$(1,778)	$17,276	$2,719

Share-based compensation	133
Tax benefit related to share-based plans	15
ShareValue Trust market value adjustment	319		(319)
Excess tax pools	(18)
Treasury shares issued for share-based plans, net	(177)	262
Treasury shares repurchased		(404)
Net earnings					692	692
Dividends related to Performance Share payout					(15)
Reclassification adjustment for gains realized in net earnings, net of tax of $0				(1)		(1)
Unrealized loss on derivative instruments, net of tax of $14				(23)		(23)
Unrealized gain on certain investments, net of tax of $(3)				6		6
Currency translation adjustment				(12)		(12)

Balance March 31, 2006	$4,643	$(11,217)	$(3,115)	$(1,808)	$17,953	$662

See notes to condensed consolidated financial statements.

In December 2000, our Board of Directors authorized the repurchase of up to 85 million shares of our stock. The Program was consumed in September 2005. In June 2005, the repurchase of an additional 40 million shares was authorized. For the three months ended March 31, 2006 we repurchased 5,450,000 shares.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2006, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2005 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We receive certain concessions from vendors in connection with our sales to customers. Prior to adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor (EITF 02-16), we recognized those concessions as revenue. Upon adoption of EITF 02-16 on January 1, 2003, in accordance with the transition provisions of the consensus, we recognized concessions received from vendors for new arrangements, including modifications of existing arrangements as a reduction in cost of products. We continued to apply our previous accounting policy to arrangements entered into prior to December 31, 2002 that were not modified; such arrangements were grandfathered under EITF 02-16 and, accordingly we continued to recognize concessions associated with these arrangements as revenue.

Effective January 1, 2006, we changed how we account for concessions received from vendors that were grandfathered under EITF 02-16. As a result of this change, all concessions are now recognized as a reduction of Cost of products.

We believe the newly adopted accounting method is preferable because it aligns our accounting for all concession arrangements with vendors with guidance provided by EITF 02-16. In accordance with EITF 02-16 reimbursements received by a customer from a vendor are presumed to be a reduction in the price of the vendor’s products or services and should be treated as a reduction of cost of products when recognized in the customer’s income statement.

As of January 1, 2006, we have also adopted Statement of Financial Accounting Standards (SFAS) No.154, Accounting Changes and Errors Corrections, which requires that changes in accounting policies such as the one described above be applied retrospectively to all periods presented to the extent practicable. Consequently, we have retrospectively adjusted 2005 to be consistent with the 2006 presentation. The change had no effect on earnings from continuing operations, net earnings, retained earnings or shareholders’ equity. The change reduced previously reported revenues and costs of products by equal amounts both on a consolidated basis and in our Commercial Airplanes segment.

For the three months ended March 31, 2006, this change decreased Consolidated and Commercial Airplanes segment Sales of products and Cost of products by $446. For the three months ended March 31, 2005, the effect of the change on Consolidated Sales of products and Cost of products is noted in the following table. Commercial Airplanes segment’s Sales of products and Cost of products were also reduced by $306 for the same period.

The effect of the change on revenues and Cost of products is shown in the following table.

	Three months ended March 31, 2005
	As Originally Reported	Effect of Change	As Adjusted
Sales of products	$10,791	$(306)	$10,485
Sales of services	2,196		2,196

Total revenues	$12,987	$(306)	$12,681

Cost of products	$(8,830)	$306	$(8,524)
Cost of services	(1,859)		(1,859)
Boeing Capital Corporation interest expense	(89)		(89)

Total costs and expenses	$(10,778)	$306	$(10,472)

Note 2 – Standards Issued and Not Yet Implemented

In September 2005, the FASB ratified the consensus reached by the EITF on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business should be considered a single nonmonetary transaction subject to Accounting Principles Board Opinion 29, Accounting for Nonmonetary Transactions. EITF 04-13 will be applied to new arrangements entered into after April 1, 2006. We are currently evaluating the impact of EITF 04-13 on our financial statements.

Note 3 – Goodwill

In conjunction with our Integrated Defense Systems (IDS) segment realignment, effective January 1, 2006, we performed an impairment test that resulted in no identified impairments. The following table reflects the new segment allocation of Goodwill.

	March 31 2006	December 31 2005
Commercial Airplanes	$278	$280
Integrated Defense Systems:
Precision Engagement and Mobility Systems	611	611
Network and Space Systems	904	904
Support Systems	129	129

Total Integrated Defense Systems	1,644	1,644

	$1,922	$1,924

Note 4 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Three months ended March 31
	2006	2005
Weighted average shares outstanding	760.3	791.2
Participating securities	10.2	7.2

Basic weighted average shares outstanding	770.5	798.4
Dilutive potential common shares	21.3	8.4

Diluted weighted average shares outstanding	791.8	806.8

The numerator used to compute diluted earnings per share is as follows:

	Three months ended March 31
	2006	2005
Net earnings	$692	$535
Expense related to diluted shares	4

Total numerator	$696	$535

Basic earnings per share is calculated by the sum of (1) net income less declared dividends divided by the basic weighted average shares outstanding and (2) declared dividends divided by the weighted average shares outstanding.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Three months ended March 31
	2006	2005
Stock options	3.2	3.6
Stock units		0.2
Performance Shares	13.9	31.2
Performance Awards	1.8
ShareValue Trust	29.7	37.0

Note 5 – Income Taxes

The effective tax rates of 29.1% and 12.0% for the three months ended March 31, 2006 and March 31, 2005 both differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, state income taxes, tax credits, and other provision adjustments. The 12.0% tax rate was primarily driven by a change in valuation allowances related to foreign deferred tax assets that occurred in the first quarter of 2005 but did not recur in 2006.

For the three months ended March 31, 2006 and 2005, net income tax refunds/(payments) were $28 and ($71).

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $891 and $867 at March 31, 2006 and December 31, 2005. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $761 at March 31, 2006 and $738 at December 31, 2005. IRS examinations have been completed through 2001. We have filed appeals with the IRS for 1998-2001 and for McDonnell Douglas Corporation for 1993-1997. We are in the final stages of the appeal for McDonnell Douglas Corporation.

•	The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $99 at March 31, 2006 and $98 at December 31, 2005, net of federal benefit. We are currently under examination by the state of California for the years 1996–2002 and are in the final stages of the exam.

•	The accruals associated with taxation of foreign earnings were $31 at March 31, 2006 and December 31, 2005.

We believe adequate provision for all outstanding issues have been made for all jurisdictions and all open years.

Legislative Update

The American Jobs Creation Act of 2004 (the Act) provides for a special deduction for qualified domestic production activities and a two-year phase-out of the existing ETI exclusion tax benefit for foreign sales which the World Trade Organization (WTO) ruled was an illegal export subsidy. The European Union (EU) filed a complaint with the WTO challenging the transitional provisions of the Act and the WTO ruled that the Act failed to comply with its prior ruling. The U.S. appealed the ruling. A WTO appellate body upheld the ruling and on March 14, 2006 issued its ruling. As a result, the EU is entitled to impose up to a 14% tariff on certain U.S. exports to the EU. The sanctions are due to take effect in 60 days of the ruling issuance if the U.S. does not repeal the transitional provision. Currently none of our products are subject to the sanctions. These actions may cause the U.S. Congress and Administration to act to eliminate the transition rules. It is not possible to predict what impact this issue will have on future earnings, cash flows, and/or financial position.

Effective December 31, 2005, the U.S. research tax credit expired. If the credit is legislatively reinstated for the full year 2006, the 2006 effective income tax rate is expected to be reduced by less than 1%.

Note 6 – Inventories

Inventories consisted of the following:

	March 31 2006	December 31 2005
Long-term contracts in progress	$14,834	$14,194
Commercial aircraft programs	7,708	7,745
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,132	2,235

	24,674	24,174
Less advances and progress billings	(17,047)	(16,234)

	$7,627	$7,940

Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of March 31, 2006 and December 31, 2005. See Note 10.

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,273 and $1,140 as of March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, early issued sales consideration, net of advance deposits, included $188 and $194 related to one financially troubled customer, which we believe is fully recoverable as of March 31, 2006.

Long-term contracts in progress inventories at March 31, 2006 and December 31, 2005 includes Delta IV program inventories of $1,103 and $1,051 that are not currently recoverable from existing orders; however based on the Mission Manifest (estimated quantities and timing of launch missions for existing and anticipated contracts) we believe we will recover these costs through launches under existing and anticipated contracts. These costs include deferred production costs and unamortized tooling described below. As of March 31, 2006 and December 31, 2005, deferred production or unamortized tooling costs related to the 777 program are recoverable from existing firm orders.

Deferred production costs represent commercial aircraft programs and integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units to be produced. As of March 31, 2006 and December 31, 2005, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go cost estimates. As of March 31, 2006 and December 31, 2005, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling are summarized in the following table:

	March 31 2006	December 31 2005
Deferred production costs:
777 program	$701	$683
Delta II & IV programs	289	271
Unamortized tooling:
777 program	$382	$411
Delta II & IV programs	194	194

Note 7 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Pensions		Other Postretirement Benefits
Three months ended March 31,	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$226	$219	$36	$37
Interest cost	624	608	109	115
Expected return on plan assets	(857)	(872)	(2)	(2)
Amortization of prior service costs	47	46	(23)	(28)
Recognized net actuarial loss	228	164	33	42
Settlement/curtailment loss/(gain)		69		(1)

Net periodic benefit cost	$268	$234	$153	$163

During the three months ended March 31, 2006 and 2005, we made discretionary pension contributions of $500 (pre-tax) and $450 (pre-tax). Additional discretionary pension contributions are possible in 2006. We expect to contribute approximately $16 (pre-tax) to our other postretirement benefit plans in 2006. During the three months ended March 31, 2006 and 2005, we made contributions to our other postretirement benefit plans of $2 and $4.

Note 8 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

As of January 2005 we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective method. Prior to 2005, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Upon adoption of SFAS No. 123R, we recorded an increase in net earnings of $21, net of taxes of $12, as a cumulative effect of accounting change due to SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously we expensed forfeitures as incurred. SFAS No. 123R also resulted in changes in our methods of measuring and amortizing compensation cost of our Performance Shares.

Share-based plans expense is included in General and administrative expense since it is incentive compensation issued primarily to our executives. The components of share-based plans expense are as follows:

	March 31 2006	March 31 2005
Performance Shares	$166	$213
Stock options, other	14	12
ShareValue Trust	22	20

Share-based plans expense	$202	$245

Performance Shares

For the three months ended March 31, 2006 and 2005, we recorded an additional $20 and $55 of compensation expense to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock at the employees’ election. A total of 4,992,590 Performance Shares with a total market value of $382 were converted or deferred in the first quarter. A total of 5,919,737 units expired in the first quarter.

Stock options

On February 27, 2006 we granted to our executives 6,361,100 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. If an executive terminates for any reason, the non-vested portion of the stock option will not vest and all rights to the non-vested portion will terminate completely.

The fair values of stock-based compensation awards granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
2006	2/27/06	6 years	29.5%	1.8%	4.64%	$23.00

For the stock option grants issued in 2006 the expected volatility is based on a combination of our historical stock volatility and the volatility levels implied on the grant date by actively traded option contracts on our common stock. We determined the expected term of the 2006 stock option grants to be 6 years, calculated in accordance with the SEC Staff Accounting Bulletin (SAB) 107 using the “simplified” method.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends and distributes to eligible employees appreciation in value above a 3% per annum threshold rate of return. The trust holds shares of our common stock, split between two funds, “fund 1” and “fund 2.” If on June 30, 2006, the market value of fund 1 exceeds $1,004, the amount in excess of the threshold will be distributed to employees in shares of common stock. Similarly, if on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of March 31, 2006 the market value of Fund 1 was $1,672 and Fund 2 was $1,443.

Other Compensation Arrangements

Performance Awards

During the first quarter of 2006 we granted Performance Awards to our executives. Performance Awards are cash units that payout based on the achievement of long-term financial goals at the end of a three-year period. Each unit has an initial value of $100 dollars. The amount payable at the end of the three-year performance period may be anywhere from zero to $200 dollars per unit, depending on the Company’s performance against plan for the three years ended December 31, 2008. The Compensation Committee has the discretion to pay these awards in cash, stock, or a combination of both after the three-year performance period.

As of March 31, 2006, the estimated 2009 payout assuming target performance would be $141. The minimum amount is zero and the maximum amount we could be required to payout for the Performance Awards is $282. Compensation expense, based on the estimated performance payout, will be recognized ratably over the performance period.

Deferred Stock Compensation

Total expense related to deferred stock compensation was $109 and $87 for the three months ended March 31, 2006 and 2005. As of March 31, 2006 and 2005 12,034,036 and 11,304,457 stock units issued are convertible to either stock or a cash equivalent, of which 11,289,051 and 7,577,342 are vested as of March 31, 2006 and 2005, and the remainder generally vests with employee service through retirement. These stock units, which principally represent a method of deferring employee compensation, are stated at market value and re-measured at each balance sheet date.

Note 9 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities (VIEs).

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

As of March 31, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,063	$4,056	$7
Residual value guarantees	351	288	15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	40	18	2
Performance guarantees	51	23	1
* Amounts included in Accounts payable and other liabilities

As of December 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Residual value guarantees	352	288	$15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	41	13	8
Performance guarantees	48	21	1
* Amounts included in Accounts payable and other liabilities

Contingent repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into contingent repurchase commitments with certain customers. Under such commitments, we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

Residual value guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in 2 to 12 years.

Credit guarantees related to the Sea Launch venture We have issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. Under these credit guarantees, we are obligated to make payments to a guaranteed party in the event that Sea Launch does not make its loan payments. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. These guarantees expire within the next 9 years.

Indemnifications In conjunction with our sales of the Electron Dynamic Devices Inc. and Rocketdyne businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. As it is impossible to assess whether there will be damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Standby letters of credit and surety bonds We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,077 as of March 31, 2006 and approximately $3,957 as of December 31, 2005.

Product warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2006 and 2005.

	Product Warranty Liabilities*
	2006	2005
Beginning balance – January 1	$781	$781
Additions for new warranties	36	27
Reductions for payments made	(56)	(34)
Changes in estimates	18	(1)

Ending balance – March 31	$779	$773

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

As of March 31, 2006, our maximum exposure to economic loss from an Equipment Trust Certificate (ETC) and Enhanced Equipment Trust Certificates (EETC) is $178. Accounting losses, if any, could differ from period to period. As of March 31, 2006, the ETC and EETC transactions in which we invested had total assets of $3,555 and total debt (which is non-recourse to us) of $3,377. For the three months ended March 31, 2006, we recorded revenues of $1 and cash flows of $9 related to these investments.

Note 10 – Legal Proceedings

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2006, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,220). In that event, our loss would total approximately $1,556 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,032, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2006. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

Evolved Expendable Launch Vehicle (EELV) litigation

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

On May 2, 2005, we entered into a Joint Venture Agreement with Lockheed Martin Corporation (Lockheed) to provide launch services to the U.S. Government. Pursuant to the terms of the Joint Venture Agreement and court order, the civil lawsuit has been stayed pending closing of the transaction, whereupon the parties have agreed to immediately dismiss all claims against each other. If the transaction does not close or if the Joint Venture Agreement is terminated according to its terms, either party may reinstate its claims against the other. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position should the claims be reinstated.

Shareholder derivative lawsuits

In September 2003, two virtually identical shareholder derivative lawsuits were filed, and later consolidated, in Cook County Circuit Court, Illinois, against 11 of our current and former directors. We were named as a nominal defendant in the litigation. Other shareholders, who had earlier served demands under Section 220 of the Delaware Code to inspect our books and records, intervened in the litigation. Plaintiffs in the consolidated litigation alleged that the directors breached their fiduciary duties by permitting, or failing to remedy, certain alleged ethical and legal violations by employees in our defense businesses over the period 1989 – 2003. The lawsuit sought an unspecified amount of damages against each director and the implementation of remedial measures.

All parties in the consolidated litigation have reached a settlement. Under the terms of the settlement, we have agreed to adopt certain corporate governance measures that provide for and support board of director oversight and monitoring of our ethics and compliance program. We also commit to spend over a five-year period $29, in excess of 2004 expenditure levels for Boeing’s ethics and compliance program, to implement those measures and to further enhance our compliance, risk management, and internal governance functions and processes. The settlement provides that plaintiffs’ attorneys may seek an award of fees and expenses in an amount not to exceed $12, subject to court approval and payable from our D&O insurance coverage.

On March 16, 2006, the Circuit Court granted preliminary approval to the settlement, ordered that notice of the settlement be provided to shareholders, and set a final approval hearing on June 21, 2006.

In October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff moved for rehearing en banc before the U.S. Court of Appeals for the Second Circuit and that court denied the plaintiff’s motion. The plaintiff then filed a request for review by the U. S. Supreme Court which was denied on March 6, 2006.

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

The lawsuits are in varying stages of litigation. One case in Seattle alleging discrimination based on national origin resulted in a verdict for the company following trial and is now on appeal. One case in Seattle alleging discrimination based on gender has been settled. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decision in the Los Angeles case was affirmed on appeal and has now been dismissed with prejudice, the decision in the Kansas case is on appeal, and the Missouri case has been dismissed with prejudice. The case in Oklahoma, also alleging gender discrimination, resulted in the granting of class action status; we have challenged that ruling, and the Oklahoma court is awaiting the ruling in the Kansas appeal before deciding whether the case can proceed to trial. In the second case alleging discrimination based on gender in California, this one in state court, has also been dismissed. The court certified a limited class in the race discrimination case filed in federal court in Seattle (consisting of heritage Boeing salaried employees only) and after trial on the claim of disparate treatment in promotions the jury returned a verdict in our favor; the court has also ruled in our favor on the claim of disparate impact. Plaintiffs have filed an appeal in that case which challenges the pre-trial dismissal of the compensation claim. The final case, also alleging race discrimination and filed in Chicago, seeks a class of all individuals excluded from the limited class in the Seattle case. We anticipate that the court will determine whether the case can proceed as a class action in late 2006.

On March 2, 2006, we were served with a complaint in Wichita, Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of the Company’s sale of the Wichita facility were tainted by age discrimination. The case, filed on December 19, 2005 in U.S. District Court, District of Kansas, is brought as a class action on behalf of individuals not hired by Spirit. Pursuant to an indemnity provision in the Asset Purchase Agreement, Spirit has agreed to defend and indemnify us.

BSSI/ICO litigation

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2,000. On October 28, 2005, ICO filed a cross-complaint alleging similar claims against the Company. On November 30, 2005, ICO filed an amended cross-complaint against BSSI asserting the same claims in its original cross-complaint. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. On March 10, 2006, BSSI filed a motion for summary judgment or, in the alternative, for summary adjudication on its complaint against ICO and ICO’s amended cross-complaint against BSSI. This motion is presently scheduled to be heard on May 24, 2006.

We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position.

Note 11 – Other Commitments and Contingencies

Financing commitments related to aircraft on order, including options, scheduled for delivery through 2012 totaled $12,953 and $13,496 as of March 31, 2006 and December 31, 2005. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third party investors to assume a portion of the remaining commitments, if necessary.

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,399 and $1,395 as of March 31, 2006 and December 31, 2005. It was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $67 and $72 as of March 31, 2006 and December 31, 2005. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $46 and $50 as of March 31, 2006 and December 31, 2005. Probable losses of $21 and $22 have been charged to Cost of products and were included in Accounts payable and other liabilities as of March 31, 2006 and December 31, 2005.

As of March 31, 2006 and December 31, 2005, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $378 and $371. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2006 and December 31, 2005, Accounts payable and other liabilities included $61 and $76 attributable to adverse commitments under these lease arrangements.

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation (GECC) related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, we are involved in a loss sharing arrangement for losses that may exist at the end of the initial financing terms of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The maximum exposure to loss associated with the loss sharing arrangement is $218. As of March 31, 2006 and December 31, 2005, the accrued liability under the loss sharing arrangement was $89 and $81.

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

On January 12, 2005, we announced the decision to complete production of the 717 airplane in 2006 due to the lack of overall market demand for the airplane. The last 717 aircraft is expected to be delivered in the second quarter of 2006. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year end results. The remaining balance is primarily made up of $60 of pension and $40 of shutdown expenses of which $7 was expensed in 2005 and the remaining balance will be expensed as incurred. The termination of the 717 line will result in $380 of cash expenditures that are expected to occur through 2009. As of March 31, 2006, we expect to deliver three 717 aircraft and account for two as sales-type/finance leases and one as equipment under an operating lease.

The above charge was determined based on available information in the fourth quarter of 2004. We have revised our estimates accordingly as new information has become available. The change in estimate is included in the program’s estimate of cost at completion (EAC).

Termination liability	December 31 2005	Payments	Change in estimate	March 31 2006
Supplier termination	$177	$(7)	$4	$174
Production disruption and shutdown related	3			3
Pension/postretirement related	43			43
Severance	19	(2)	(1)	16

Total	$242	$(9)	$3	$236

Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to complete production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities was increased from $62 to $94 during the three months ended March 31, 2006 due to a change in estimate of $32. No future charges related to the 757 airplane program are expected.

Additionally, we have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. Given the timing and changing requirements for new USAF tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract remains less likely. We are continuing to pursue market opportunities for additional 767 sales. Despite the recent orders and the possibility of additional orders, it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of such a decision but program margins would be reduced.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of 757, 717 and MD-11 model aircraft that have valuation exposure. Notes receivable, sales-type/finance leases and operating leases related to the 757, 717 and MD-11 model aircraft attributable to aircraft financing were as follows:

	March 31 2006	December 31 2005
757 Aircraft ($961 and $958 accounted for as operating leases)	$1,246	$1,245
717 Aircraft ($761 and $621 accounted for as operating leases)	2,570	2,490
MD-11 Aircraft ($575 and $580 accounted for as operating leases)	667	672

As of March 31, 2006, the following customers have filed for bankruptcy protection or requested lease or loan restructurings:

	Portfolio		Percentage of Portfolio
	March 31 2006	December 31 2005	March 31 2006	December 31 2005
Northwest Airlines, Inc.	$491	$494	5%	5%
Viacao Aerea Rio-Grandense	347	348	3%	3%
ATA Holdings Corp.*	167	253	2%	2%
Delta Air Lines, Inc. (Delta)**	123	118	1%	1%

*	Customer has emerged from bankruptcy.
**	Comair, Inc., a subsidiary of Delta subject to the consolidated bankruptcy, accounted for an additional $10 of the total portfolio as of March 31, 2006 and 2005.

Bankruptcies, including the impact of any restructurings, related to these customers are not expected to have a material adverse impact on our earnings, cash flows and/or financial position.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch scheduled for the second quarter of 2006 for which full insurance coverage has not been procured. We will continue to review this risk. We estimate that the potential uninsured amount for the near term launch could range between $80 to $330 depending on the nature of the uninsured event.

Included in other liabilities is $1,884 as of March 31, 2006 and $1,861 as of December 31, 2005 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Note 12 – Business Segment Data

In 2006 we realigned IDS into three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. The realignment is part of a continuing effort to enhance customer focus, accelerate capability-driven solutions, reduce cost, improve execution and productivity, and position us for sustainable long-term growth and profitability. Operations have been consolidated into three businesses organized around those capabilities. Business segment data for all periods presented has been adjusted to reflect the new segments.

Precision Engagement and Mobility Systems:

Programs in this segment include Apache, C-17, EA-18G, F/A-18E/F, F-15, F-22A, Joint Direct Attack Munition, P-8A Multi-mission Maritime Aircraft (MMA), Small Diameter Bomb, 737 Airborne Early Warning & Control (AEW&C), and 767 Tanker.

Network and Space Systems:

Programs in this segment include those such as the Future Combat Systems, which are helping customers transform their operations to be network-centric; launch exploration and satellite products and services including the Space Shuttle, International Space Station, and Delta launch services; and missile defense programs including Ground-based Midcourse Defense (GMD) and Airborne Laser. Also included are military satellite programs and Proprietary programs including Future Imagery Architecture.

Support Systems:

Program areas in this segment include Integrated Logistics (Apache, C-17, Chinook, E-6, F/A-18), Maintenance, Modifications and Upgrades (B-52, C-130 Avionics Modernization Program, KC-10, KC-135, T-38), and Training Systems and Services (Apache, C-17, F/A-18, F-15, T-45).

	Three months ended March 31
	2006	2005
Sales and other operating revenues:
Commercial Airplanes*	$7,053	$4,760
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,147	3,214
Network and Space Systems	2,752	3,222
Support Systems	1,287	1,170

Total Integrated Defense Systems	7,186	7,606
Boeing Capital Corporation	237	237
Other	87	66
Accounting differences/eliminations	(299)	12

Sales and other operating revenues	$14,264	$12,681

Earnings from operations:
Commercial Airplanes	$703	$388
Integrated Defense Systems:
Precision Engagement and Mobility Systems	475	384
Network and Space Systems	152	296
Support Systems	190	170

Total Integrated Defense Systems	817	850
Boeing Capital Corporation	70	44
Other	(61)	(75)
Accounting differences/eliminations	(177)	(181)
Share-based plans expense	(202)	(245)
Unallocated expense	(191)	(94)

Earnings from operations	959	687
Other income/(expense), net	86	(16)
Interest and debt expense	(69)	(87)

Earnings before income taxes	976	584
Income tax expense	(284)	(70)

Net earnings before cumulative effect of accounting change	$692	$514
Cumulative effect of accounting change, net of tax		21

Net earnings	$692	$535

Research and development expense:
Commercial Airplanes	$530	$291
Integrated Defense Systems:
Precision Engagement and Mobility Systems	106	94
Network and Space Systems	77	78
Support Systems	23	18

Total Integrated Defense Systems	206	190
Other	12	11

Total research and development expense	$748	$492

*	2005 amounts have been restated for comparison purposes due to the adoption of EITF 02-16. See Note 1.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins.

Intersegment sales and other operating revenue, which is eliminated in Accounting differences/eliminations, was $333 and $89 for the three months ended March 31, 2006 and 2005.

	Three months ended March 31
Accounting differences/eliminations	2006	2005
Pension	$(102)	$(132)
Post-retirement	(16)	(31)
Capitalized interest	(19)	(15)
Pre-modification aircraft elimination		13
Other	(40)	(16)

Total	$(177)	$(181)

Assets	March 31 2006	December 31 2005
Commercial Airplanes	$7,062	$7,102
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,755	4,759
Network and Space Systems	8,783	9,015
Support Systems	1,845	1,875

Total Integrated Defense Systems	15,383	15,649
Boeing Capital Corporation	8,924	9,216
Other	7,838	6,501
Unallocated	22,201	21,590

	$61,408	$60,058

Liabilities	March 31 2006	December 31 2005
Commercial Airplanes	$11,753	$10,979
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,232	3,888
Network and Space Systems	2,869	3,054
Support Systems	1,031	1,013

Total Integrated Defense Systems	7,132	7,955
Boeing Capital Corporation	6,850	6,859
Other	370	385
Unallocated	23,786	22,821

	$49,891	$48,999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2006, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, and the related statement of shareholders’ equity for the three-month period ended March 31, 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2005 and the condensed consolidated statement of shareholders’ equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated statements of financial position and shareholders’ equity from which they have been derived.

/s/ Deloitte & Touche LLP

Chicago, Illinois

April 24, 2006

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the effect of the expiration of any patents or termination of any patent license agreements on our business;

•	the adequacy of coverage, by allowance for losses, of risks related to our foreign accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a commercial airplane program;

•	the ability to successfully develop and produce the 787 aircraft ;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. Government or foreign government defense and space budgets on our revenues from our IDS business segments;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline from our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. Government contracts;

•	the receipt of future contracts and appropriate pricing for Delta II and Delta IV programs;

•	the future demand for commercial satellites and projections of future order flow;

•	the potential for technical or quality issues in the commercial satellite industry to cause us to incur a material charge or experience a termination by default;

•	the outcome of any litigation and/or government investigation in which we are a party and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and healthcare cost inflation trends;

•	the amounts and effects of underinsured operations;

•	our estimates for sales and workload in the IDS segment;

•	the effects of contractual changes to the Future Combat Systems program on our revenues or financial position; and

•	the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures.

Please see Item 1, “Business” and Item 1A “Risk Factors” of Our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks and uncertainties that could cause our actual results to differ materiality from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to our consolidated financial statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2006 we realigned Integrated Defense Systems (IDS) into three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment were transferred to the new IDS segments. The realignment is part of a continuing effort to enhance customer focus, accelerate capability-driven solutions, reduce cost, improve execution and productivity, and position us for sustainable long-term growth and profitability. Operations have been consolidated into three businesses organized around those capabilities. Business segment data for all periods presented has been adjusted to reflect the new segments. (See Note 12). Segment Results of Operations are discussed on pages 30-39.

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations.

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$14,264	$12,681
Operating Earnings	$959	$687
Operating Margins	6.7%	5.4%
Effective Income Tax Rate	29.1%	12.0%
Net Earnings	$692	$535

	March 31 2006	December 31 2005
Contractual Backlog	$173,828	$160,637
Unobligated Backlog	$38,781	$44,578

Revenues

Revenues grew by $1,583 million for the three months ended March 31, 2006 when compared with the same period in 2005 primarily due to the growth at Commercial Airplanes partially offset by a revenue decline at IDS. Commercial Airplanes revenues increased by $2,293 million as we delivered 98 commercial jet aircraft in the first quarter of 2006 compared with 70 such deliveries in 2005. IDS revenues decreased by $420 million mainly as a result of lower volume in N&SS partially offset by growth in Support Systems. Boeing Capital Corporation (BCC) and Other segment revenues remained essentially unchanged. In addition, revenue decreased $311 million in Accounting differences/eliminations due to higher eliminations of intercompany revenues as more Commercial Airplanes intercompany deliveries occurred in the first quarter of 2006 compared with the first quarter of 2005.

Operating Earnings

The following table summarizes operating earnings:

	Three months ended March 31
(Dollars in millions)	2006	2005
Commercial Airplanes	$703	$388
Integrated Defense Systems	817	850
Boeing Capital Corporation	70	44
Other	(61)	(75)
Items not allocated to segments	(570)	(520)

Earnings from operations	$959	$687

Operating earnings improved by $272 million for the three months ended March 31, 2006 when compared with the same period in 2005 driven primarily by an increase at Commercial Airplanes reflecting higher new airplane deliveries offset by increased research and development expense. Our research and development expense spending increased $256 million to $748 million during the three months ended March 31, 2006 as compared with the same period in 2005 primarily due to planned increased spending on the 787 program and the absence of supplier development cost sharing payments. The most significant items not allocated to segments are shown in the table below.

	Three months ended March 31
(Dollars in millions)	2006	2005
Pension and post retirement expense	$(118)	$(163)
Share-based plans expense	(202)	(245)
Deferred compensation expense	(109)	(87)
Other expense	(141)	(25)

Total items not allocated to segments	$(570)	$(520)

Pension expense for the three months ended March 31, 2005 included a settlement/curtailment loss of $69 million related to the sale of Electron Dynamic Devices Inc. (EDD). Other expense increased from $25 million to $141 million mainly due to increased intercompany profit elimination as a result of higher intercompany deliveries in the first quarter of 2006 and over recovery of Corporate overhead from the business units in the first quarter of 2005.

Income Taxes

The effective tax rates of 29.1% and 12.0% for the three months ended March 31, 2006 and March 31, 2005 both differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, state income taxes, tax credits, and other provision adjustments. The 12.0% tax rate was primarily driven by a change in valuation allowances related to foreign deferred tax assets that occurred in the first quarter of 2005, but did not recur in 2006.

For further discussion related to Income Taxes see Note 5.

Net Earnings

The $157 million increase in net earnings for the three months ended March 31, 2006 when compared with the same period in 2005 primarily resulted from higher Operating earnings partially offset by increased Income tax expense. In addition, Other income for the three months ended March 31, 2006 primarily includes interest income from investments. Other income increased by $102 million compared with the three months ended March 31, 2005 due to an increase in interest from investments of $35 million and an asset impairment charge of $45 million for sale of technology related funds in the first quarter of 2005. Interest and debt expense was lower as a result of decreased debt.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the three months ended March 31, 2006 primarily relates to increases at both Commercial Airplanes and IDS. The increase in contractual backlog at Commercial Airplanes was primarily due to new orders for the 787 aircraft. IDS contractual backlog increased primarily due to funding received on F/A-18, C-17, commercial satellites, and GMD.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the three months ended March 31, 2006 is mainly due to additional funding being received from prior year awards on C-17, F/A-18, FCS, GMD, and MMA and moving into contractual backlog.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$7,053	$4,760
Operating Earnings	$703	$388
Operating Margins	10.0%	8.2%

	March 31 2006	December 31 2005
Contractual Backlog	$131,577	$124,132

Revenues

Revenues increased by $2,293 million during the first three months of 2006 from the comparable period of 2005. The increase was primarily attributable to revenue from an increased number of new airplane deliveries of $2,297 million, and increased revenue from modification services and spares of $125 million, offset by lower revenue from aircraft trading and other of $129 million.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	757	767	777	Total
Cumulative deliveries as of 12/31/2005	150		1,834	1,366	1,049	935	539	5,873
Deliveries during the first quarter of 2006	2	(2)	72	4	–	3	17	98
Cumulative deliveries as of 3/31/2006	152		1,906	1,370	1,049	938	556	5,971
Deliveries during the first quarter of 2005	3	(1)	54	3	1	1	8	70

Aircraft accounted for under operating lease on a consolidated basis are in parentheses.

Operating earnings and margins

Operating earnings increased by $315 million and operating margins improved by 1.8 percentage points to 10% during the first three months of 2006 from the comparable period of 2005. This increase was attributable to earnings of $554 million, primarily from an increased number of new airplane deliveries offset by $239 million of increased research and development expense.

Our research and development expense net of supplier development cost sharing payments, increased by $239 million during the three months ended March 31, 2006 from the comparable period of 2005. This increase in research and development expense was primarily due to increased spending on the 787 program and receiving no cost sharing payments from suppliers. For the three months ended March 31, 2005, supplier development cost sharing payments received were $150 million, which reduced the research and development expense from $441 million to $291 million. These cost sharing arrangements were established during the third quarter of 2004.

Backlog

The increase in contractual backlog during the three months ended March 31, 2006 compared with December 31, 2005 was primarily due to new orders for the 787 aircraft. Undelivered firm orders for the 787 increased from 287 as of December 31, 2005 to 341 as of March 31, 2006.

Accounting quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 3/31/2006	717	737 NG	747	757	767	777	787
Program accounting quantities	156	3,000	1,424	1,050	972	800	*
Undelivered units under firm orders	3	1,167	56		31	271	341
Cumulative firm orders (CFO)	155	3,073	1,426	1,049	969	827
Anticipated orders	N/A	N/A	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	N/A	N/A

	Program
As of 12/31/2005	717	737 NG	747	757	767	777	787
Program accounting quantities	156	2,800	1,424	1,050	971	800	*
Undelivered units under firm orders	5	1,123	58		30	288	287
Cumulative firm orders (CFO)	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

717 Program On January 12, 2005, we announced our decision to complete production of the 717 airplane in 2006 due to the lack of overall market demand for the airplane. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in 2004 fourth quarter and year end results. The last 717 aircraft is expected to be delivered in the second quarter of 2006. See Note 11.

737 Next-Generation The accounting quantity for the 737 Next-Generation program was increased by 200 units during the three months ended March 31, 2006 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program In November 2005, we launched the 747 Advanced as the 747-8 family, which includes the 747-8 Intercontinental passenger airplane and the 747-8 Freighter. This launch and additional anticipated firm orders have extended the life of this program and have also solidified product strategy. We have obtained two additional firm orders during the three months ended March 31, 2006.

757 Program Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities was increased from $62 million to $94 million during the three months ended March 31, 2006 due to an increase in estimate of $32 million. No further charges related to the 757 airplane program are expected.

767 Program During 2005 and in the three months ended March 31, 2006 the 767 program achieved some success in obtaining additional orders. We have obtained four additional firm orders during the three months ended March 31, 2006. Given the timing and changing requirements for new U.S. Air Force (USAF) tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract have diminished. We are continuing to pursue market opportunities for additional 767 sales. Despite the recent airplane orders and the possibility of additional orders, it is still reasonably possible a decision to complete production could be made in 2006. A forward loss is not expected as a result of such a decision but program margins would be reduced. See Note 11.

777 Program The 777 program continued normal progression of delivering aircraft during the three months ended March 31, 2006. The deferred production costs and unamortized tooling included in the 777 program’s inventory were $701 million and $382 million as of March 31, 2006 and $683 million and $411 million as of December 31, 2005. See Note 6.

787 Program* The accounting quantity for the 787 program will be determined in the year of first airplane delivery targeted for 2008.

INTEGRATED DEFENSE SYSTEMS

Operating Results

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$7,186	$7,606
Operating Earnings	$817	$850
Operating Margins	11.4%	11.2%

	March 31 2006	December 31 2005
Contractual Backlog	$42,251	$36,505
Unobligated Backlog	$38,316	$44,008

Revenues

IDS revenues for the quarter ended March 31, 2006 were $7,186 million, a 6% decline from the same period in 2005. A portion of this decrease is attributable to our strategic decision to divest our Rocketdyne business in 2005. The remainder of the decrease is due to lower volume in our N&SS and PE&MS segments, partially offset by growth in our Support Systems segment.

Operating Earnings

IDS operating earnings were $817 million with operating margins of 11.4%. The improved margins were driven by strong execution and delivery mix in our PE&MS segment. The lower operating earnings are primarily a result of significant items in N&SS in the first quarters of both 2005 and 2006 that will be discussed below.

Backlog

IDS’ industry-leading total backlog remained stable at $80,567 million for the three months ended March 31, 2006. Total backlog is comprised of contractual backlog ($42,251 million), which represents the funded portion of work we are on contract to perform, and unobligated backlog ($38,316 million), which represents the work we are on contract to perform for which funding has not yet been authorized and appropriated.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Precision Engagement and Mobility Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$3,147	$3,214
Operating Earnings	$475	$384
Operating Margins	15.1%	11.9%

	March 31 2006	December 31 2005
Contractual Backlog	$25,174	$21,815
Unobligated Backlog	$11,082	$15,189

Revenues

PE&MS revenues were $3,147 million for the quarter ended March 31, 2006, a 2% decline from the same period in 2005 due to aircraft model mix and planned lower Airborne Early Warning and Control activity.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2006	2005
C-17 Globemaster	4	4
F/A-18E/F Super Hornet	10	10
T-45TS Goshawk	4	2
F-15E Eagle	0	0
CH-47 Chinook	0	0
C-40A Clipper	0	1
AH-64 Apache	9	5

Total New-Build Production Aircraft	27	22

Operating Earnings

PE&MS operating earnings increased 24% to $475 million from the first quarter of 2005 compared with the same period in 2006, reflecting higher deliveries on Apache and T-45 as well as performance improvements resulting in revised costs estimates on C-17, F/A-18, and Rotorcraft.

Backlog

PE&MS total backlog was $36,256 million as of March 31, 2006, a 2% decrease from December 31, 2005 due to deliveries on C-17 and F/A-18 from multi-year contracts awarded in prior years.

Network and Space Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$2,752	$3,222
Operating Earnings	$152	$296
Operating Margins	5.5%	9.2%

	March 31 2006	December 31 2005
Contractual Backlog	$8,802	$6,324
Unobligated Backlog	$25,960	$27,634

Revenues

N&SS revenues were $2,752 million for the quarter ended March 31, 2006, a 15% decline from the same period in 2005. As previously noted, a portion of this decrease is attributable to the Rocketdyne divestiture, which closed in the third quarter of 2005. The remainder of the decrease is due to lower volume in Proprietary programs and our commercial satellite business, partially offset by higher volume on the Future Combat System program.

Deliveries of production units were as follows:

	Three months ended March 31
	2006	2005
Delta II	0	1
Delta IV	0	0
Commercial/Civil Satellites	0	1
Military Satellites	0	0

Operating Earnings

N&SS operating earnings were $152 million for the quarter ended March 31, 2006, a 49% decrease from the same period in 2005. Besides the revenue decline mentioned above, there were significant items in both periods. The first quarter results from 2005 were favorably impacted by higher contract values for Delta IV launch contracts and the $25 million net gain from our sale of Electron Dynamic Devices, Inc. (EDD), partially offset by revised cost and fee estimates on our Ground-based Midcourse Defense program resulting in a $38 million write-down. Earnings in the first quarter of 2006 included additional losses of $35 million and $25 million on Delta IV and a military satellite program as a result of revised cost and fee estimates. The earnings resulting from our United Space Alliance joint venture for the first quarters of 2005 and 2006 were $12 million and $15 million.

Backlog

N&SS total backlog grew 2% between December 31, 2005 and March 31, 2006 driven by new orders in the commercial satellite and Proprietary areas.

Additional Considerations

Items which could have a future impact on N&SS operations include the following.

United Launch Alliance

We entered into an agreement with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. The completion of the ULA transaction is subject to certain closing conditions including government and regulatory approval in the United States and internationally. On August 9, 2005, Boeing and Lockheed received clearance regarding the formation of ULA from the European Commission. On October 24, 2005, the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR) submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. Upon completion of the transaction, ULA will be reported as an equity method investment. We do not expect this agreement to have a material impact to our earnings, cash flows, or financial position for 2006. We remain committed to working with the customer and the regulatory agencies to obtain approval for ULA.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the N&SS segment. For the three months ended March 31, 2006, the venture conducted one successful launch.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our total net maximum exposure to loss from Sea Launch at March 31, 2006 totals $127 million. The components of this exposure are as follows:

(Dollars in Millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$490	$196	$294
Partner Loans (Principal and Interest)	432	259	173
Advances to Provide for Future Launches	123		11	$112
Trade Receivable from Sea Launch	275	275
Performance Guarantees	39	1	23	15
Other Receivables from Sea Launch	36	36

	$1,395	$767	$501	$127

Delta

We are in negotiations for the U.S. Air Force (USAF) Evolved Expendable Launch Vehicle Buy III contract for a portion of up to 24 launches and additional infrastructure sustainment funding that will be divided between us and Lockheed.

Our cost estimates for the Delta II and Delta IV programs are based upon our best estimates of the number and timing of launch missions, referred to as the Mission Manifest, the costs to perform launch services, and the payments we will receive including certain missions where we believe we have legal entitlement to negotiate new pricing for existing contracts. We have Delta IV inventory of $1,103 million and fixed assets of $1,050 million that may be impaired if we are unable to obtain future contracts and appropriate pricing as assumed in our estimates. At this time, we believe we will recover those costs.

Satellites

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against Boeing Satellite Systems International, Inc. (BSSI). The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a 702 satellite that experienced anomalies with its concentrator solar arrays. The claimants seek approximately $199 million (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 million currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365 million. We believe that these claims lack merit and intend to vigorously defend against them.

We sometimes purchase insurance for replacement launch services or hardware to cover exposure if we do not meet specified performance criteria. There is one contractual launch currently scheduled for the second quarter of 2006 for which full insurance coverage has not been procured. We estimate that the potential uninsured amount for that launch could range from $80 million to $330 million, depending on the nature of the uninsured event.

See the discussion of BSSI/ICO Global Communications (Operations), Ltd. (ICO) litigation in Note 10 on Legal Proceedings.

Support Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$1,287	$1,170
Operating Earnings	$190	$170
Operating Margins	14.8%	14.5%

	March 31 2006	December 31 2005
Contractual Backlog	$8,275	$8,366
Unobligated Backlog	$1,274	$1,185

Revenues

Support Systems revenues increased 10% from the three months ended March 31, 2005 to the same period in 2006 primarily driven by higher volume in Integrated Logistics programs such as C-17 and F/A-18 and Training Systems & Services programs like F-15.

Operating Earnings

Support Systems operating earnings increased 12% from the first quarter of 2005 to the same period in 2006, partly due to the revenue increase mentioned above and partly due to continued outstanding performance in Training Systems & Services.

Backlog

Support Systems total backlog remained stable from December 31, 2005 to March 31, 2006 as strong sales throughout the segment were offset by significant new orders, including an international multi-year award in Integrated Logistics for CH-47 Chinook logistics support.

BOEING CAPITAL CORPORATION

Summary Financial Information

	Three months ended March 31
(Dollars in millions)	2006	2005
Revenues	$237	$237
Operating Earnings	$70	$44
Operating Margins	29.3%	18.6%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease and investment income. BCC’s revenues were unchanged for the three months ended March 31, 2006, when compared with the same period in 2005.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings increased by $26 million during the three months ended March 31, 2006. This increase is primarily due to lower asset impairment expense of $7 million, lower allocation of share-based plan expense of $8 million, lower aircraft modification expense of $6 million and a recovery of losses of $5 million.

Financial Position

The following table presents selected financial data for BCC.

(Dollars in millions)	March 31 2006	December 31 2005
BCC Customer Financing and Investment Portfolio	$8,965	$9,206
% of Total Receivables in Valuation Allowance	2.1%	2.0%
Debt	$6,268	$6,322
Debt-to-Equity Ratio	4.9-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at March 31, 2006 decreased from December 31, 2005 due to normal portfolio run-off and sale of certain portfolio assets. At March 31, 2006 and December 31, 2005, BCC had $177 million and $47 million of assets that were held for sale or re-lease, which, as of March 31, 2006 and December 31, 2005, included $95 million and $36 million of assets currently under lease. Of the remaining $82 million and $11 million of assets held for sale or re-lease at March 31, 2006 and December 31, 2005, $79 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $227 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed, of which $160 million were subject to firm contracts at March 31, 2006, to be sold or placed on lease.

Significant Customer Contingencies

ATA Holdings Corp.

At March 31, 2006 and December 31, 2005, ATA Holdings Corp. (ATA) accounted for $167 million and $253 million (1.9% and 2.7%) of BCC’s total portfolio. At March 31, 2006, the ATA portfolio consisted of operating leases for four 757 aircraft and a note receivable. ATA emerged from bankruptcy on February 28, 2006. ATA’s emergence from bankruptcy did not have a material impact on BCC’s earnings, cash flows and/or financial position.

Delta Air Lines, Inc.

At March 31, 2006 and December 31, 2005, Delta Air Lines, Inc. (Delta) accounted for $123 million and $118 million (1.4% and 1.3%) of BCC’s total portfolio. At March 31, 2006, the Delta portfolio consisted of two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return aircraft, including BCC’s aircraft. To date, none of the aircraft subject to the Delta bankruptcy have been rejected or returned, and Delta is performing its obligations relating to the aircraft securing the two EETCs. At March 31, 2006 and December 31, 2005, Comair, Inc., a subsidiary of Delta subject to the consolidated bankruptcy, accounted for $10 million and $10 million (0.1% and 0.1%) of BCC’s total portfolio. At March 31, 2006, the Comair portfolio consisted of seven Embraer 120 aircraft. Comair is currently in default on its obligations, and four aircraft on direct lease to Comair are past their scheduled termination dates and have not been returned. BCC does not expect that the current bankruptcy or reorganization of Delta or Comair, including a return of some or all of the aircraft financed, will have a material effect on its future earnings, cash flows and/or financial position.

Northwest Airlines, Inc.

At March 31, 2006 and December 31, 2005, Northwest Airlines, Inc. (Northwest) accounted for $491 million and $494 million (5.5% and 5.4%) of BCC’s total portfolio. At March 31, 2006, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft and an ETC secured by one 747 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return aircraft, including BCC’s aircraft. Northwest requested a restructuring of certain obligations relating to both the ETC and notes receivable. BCC is currently evaluating the restructuring terms of its notes receivable. We do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

Viacao Aerea Rio-Grandense

At March 31, 2006 and December 31, 2005, Viacao Aerea Rio-Grandense (VARIG) accounted for $347 million and $348 million (3.4% and 3.4%) of our total portfolio, of which $266 million and $270 million (3.0% and 2.9%) was included in BCC’s portfolio. At March 31, 2006, our portfolio included two 777 aircraft at Commercial Airplanes, in addition to BCC’s VARIG portfolio, which consisted of two 737 aircraft and six MD-11 aircraft. VARIG’s request for reorganization was granted on June 22, 2005 by a Brazilian Court. In December 2005, VARIG’s reorganization plan was approved by the creditors and the Brazilian Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings, some of which are ongoing. VARIG is currently in default on its post-petition obligations and is seeking funding sources that will allow VARIG to continue its operations. BCC has provided VARIG with a demand notice for the 737 aircraft and the

MD-11 aircraft, and are considering other alternative remedies available under its leases. We do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with BCC. BCC has not reached agreement on any other restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Other segment losses were $61 million for the three months ended March 31, 2006 as compared with losses of $75 million for the three months ended March 31, 2005. The decrease was primarily due to intercompany items.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow summary

	Three months ended March 31
(Dollars in millions)	2006	2005
Net earnings	$692	$535
Non-cash items	765	881
Changes in working capital	598	(11)

Net cash provided by operating activities	2,055	1,405
Net cash used by investing activities	(196)	(287)
Net cash used by financing activities	(493)	(992)
Effect of exchange rate changes on cash and cash equivalents	3

Net increase in cash and cash equivalents	1,369	126
Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$6,781	$3,330

Operating Activities

During the three months ended March 31, 2006, our investment in working capital decreased. This decrease is primarily due to the following:

•	a decrease in Inventories, net of advances and progress billings;

•	an increase in Deferred income tax liabilities; and

•	an increase in Accounts payable and other liabilities

For the three months ended March 31, 2006 and 2005 we contributed $503 million and $455 million of discretionary pension contributions which are included in operating cash flow. As previously disclosed in our 2005 Annual Report on Form 10-K, almost all of the contributions in 2005 were voluntary to improve the funded status of our plans.

Investing activities

Cash used for investing activities decreased to $196 million during the three months ended March 31, 2006 from $287 million during the three months ended March 31, 2005.

During 2004, we invested $3,011 million of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of investment fixed income instruments (U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities). As of March 31, 2006, the portfolio had an average duration of 1.6 years. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price.

Property, plant and equipment additions, excluding capital lease assets acquired, increased by $105 million during the three months ended March 31, 2006 compared with the same period of 2005.

Financing activities

Cash used by financing activities decreased to $493 million during the three months ended March 31, 2006 from $992 million during the three months ended March 31, 2005 due to lower debt repayments and share repurchases. For the three months ended March 31, 2006 and 2005, we repaid $29 million and $372 million of debt. There were no debt issuances during the three months ended March 31, 2006 or 2005.

There were 5,450,000 shares repurchased at an average price of $74.15 in our open market share repurchase program, and 26,996 shares repurchased in a stock swap in the three months ended March 31, 2006. There were 8,900,000 shares repurchased at an average price of $55.61 in our open market share repurchase program, and 8,339 shares repurchased in a stock swap in the three months ended March 31, 2005.

Total debt increased to $11,024 million at March 31, 2006 from $10,727 million at December 31, 2005 primarily due to a non-cash capitalized leased asset and obligation in the first quarter of the 2006.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A

Short-term:
Boeing/BCC	F-1	P-1	A-1

On March 15, 2006, Moody’s Investors Service upgraded its ratings on debt securities issued by Boeing and BCC, citing our strong cash flow, balance sheet and cash on hand. The short term rating was changed to P-1 from P-2 and the long term rating was changed to A2 from A3. The outlook is stable.

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of March 31, 2006, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of March 31, 2006, we continue to be in full compliance with all covenants contained in our debt agreements.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities. See Note 9 to the condensed consolidated financial statements.

STANDARDS ISSUED AND NOT YET IMPLEMENTED

See Note 2 for discussion of Standards Issued and Not Yet Implemented.

CONTINGENT ITEMS/LEGAL PROCEEDINGS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed in Note 10.

Government investigations

We are subject to various U.S. Government investigations, including those related to procurement activities and the alleged possession and misuse of third-party proprietary data, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of these disputes and investigations will not have a material adverse effect on our financial position, except as set forth in Note 10.

Other contingencies

We are also a defendant in suits filed by Lockheed, ICO Global Communications, Ltd., several of our employees, and we are contesting the default termination of the A-12 aircraft. See Note 10.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2005.

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

In January of 2006, the Company migrated to a new financial statement consolidation and financial planning consolidation system, automated backlog reporting and implemented new processes for allocating certain program level costs as part of a finance process improvement initiative. Although these changes had a material impact to the company’s internal control over financial reporting they were not made in response to an identified internal control deficiency.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the condensed consolidated financial statements, for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that in September 2003, two virtually identical shareholder derivative lawsuits were filed, and later consolidated, in Cook County Circuit Court, Illinois, against 11 current and former directors of The Boeing Company. Boeing was named as a nominal defendant in the litigation. Other shareholders who had earlier served demands under Section 220 of the Delaware Code to inspect the Company’s books and records, intervened in the litigation. Plaintiffs in the consolidated litigation alleged that the directors breached their fiduciary duties by permitting, or failing to remedy, certain alleged ethical and legal violations by employees in Boeing’s defense businesses over the period 1989-2003. The lawsuit sought an unspecified amount of damages against each director and the implementation of remedial measures.

All parties in the consolidated litigation have reached a settlement. Under the terms of the settlement, Boeing has agreed to adopt certain corporate governance measures that provide for and support board of director oversight and monitoring of Boeing’s ethics and compliance program. Boeing also commits to spend over a five-year period $29 million, in excess of 2004 expenditure levels for Boeing’s ethics and compliance program, to implement those measures and to further enhance Boeing’s compliance, risk management, and internal governance functions and processes. The settlement provides that plaintiffs’ attorneys may seek an award of fees and expenses in an amount not to exceed $11.9 million, subject to court approval and payable from the Company’s D&O insurance coverage.

On March 16, 2006, the Circuit Court granted preliminary approval to the settlement, ordered that notice of the settlement be provided to shareholders, and set a final approval hearing on June 21, 2006.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that in October 2003, a third shareholder derivative action was filed against the same defendants in federal court for the Southern District of New York. This third suit charged that our 2003 Proxy Statement contained false and misleading statements concerning the 2003 Incentive Stock Plan. The lawsuit sought a declaration voiding shareholder approval of the 2003 Incentive Stock Plan, injunctive relief and equitable accounting. This case was dismissed by the court and the U.S. Court of Appeals for the Second Circuit affirmed the dismissal on April 15, 2005. The plaintiff moved for rehearing en banc before the U.S. Court of Appeals for the Second Circuit, and that court denied the plaintiff’s motion. The plaintiff then filed a request for review by the U.S. Supreme Court which was denied on March 6, 2006.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that we are (or were) a defendant in nine employment discrimination matters filed during the period of June 1998 through January 2005, in which class certification was or is being sought or has been granted. Three matters were filed in the federal court in Seattle; one case was filed in the federal court in Los Angeles; one case was filed in state court in California; one case was filed in the federal court in St. Louis, Missouri; one case was filed in the federal court in Tulsa, Oklahoma; one case was filed in the federal court in Wichita, Kansas; and the final case was filed in the federal court in Chicago. The lawsuits seek various forms of relief including front and back pay, overtime, injunctive relief and punitive damages. We intend to continue our aggressive defense of these cases.

The lawsuits are in varying stages of litigation. Three cases – one in Los Angeles, one in Missouri, and one in Kansas, all alleging gender discrimination – have resulted in denials of class certification; the decision in the Los Angeles case was affirmed on appeal and has now been dismissed with prejudice. In the second case alleging discrimination based on gender in California, this one in state court, has also been dismissed.

On March 2, 2006, we were served with a complaint in Wichita, Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of the Company’s sale of the Wichita facility were tainted by age discrimination. The case, filed on December 19, 2005 in U.S. District Court, District of Kansas, is brought as a class action on behalf of individuals not hired by Spirit. Pursuant to an indemnity provision in the Asset Purchase Agreement, Spirit has agreed to defend and indemnify us.

There have been no other material developments in our other previously reported legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
1/01/06 thru 1/31/06	871,668	$68.69	864,000	23,475,344
2/01/06 thru 2/28/06	1,168,428	$72.84	1,150,000	22,325,344
3/01/06 thru 3/31/06	3,436,900	$75.98	3,436,000	18,889,344
TOTAL	5,476,996	$74.15	5,450,000	18,889,344

(1)	We repurchased an aggregate of 5,450,000 shares of our common stock in the open market pursuant to the resumption of our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 26,996 shares of our common stock in stock swap transactions outside of the Program.

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. The Program was consumed in September 2005. In June 2005, our Board of Directors approved the repurchase of an additional 40 million shares. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i) By-Laws, as amended on February 27, 2006. (Exhibit 3(ii) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated March 2, 2006).

(10)	Material Contracts

(i) 2006 Compensation for Named Executive Officers. (The Company’s Current Report on Form 8-K, File No. 001-00442, dated March 3, 2006).

(ii) Form of Performance Award Notice.

(iii) Form of Non-Qualified Stock Option Grant Notice.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(18)	Letter Regarding Change in Accounting Principle.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 26, 2006	/s/ Harry S. McGee III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)