Form 10-Q
period 2006-06-30
BOEING CO
filed 2006-07-26
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” as defined in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 21, 2006, there were 794,908,561 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 40 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Sales of products	$25,050	$22,538	$12,848	$12,053
Sales of services	4,200	4,827	2,138	2,631

Total revenues	29,250	27,365	14,986	14,684

Cost of products	(20,439)	(18,370)	(10,821)	(9,846)
Cost of services	(3,477)	(4,063)	(1,691)	(2,204)
Boeing Capital Corporation interest expense	(179)	(179)	(89)	(90)

Total costs and expenses	(24,095)	(22,612)	(12,601)	(12,140)

	5,155	4,753	2,385	2,544
Income from operating investments, net	53	44	33	28
General and administrative expense	(2,243)	(2,117)	(1,162)	(1,046)
Research and development expense	(1,487)	(1,083)	(739)	(591)
Gain/(loss) on dispositions, net	4	(92)	6	(117)
Settlement with U.S. Department of Justice, net of reserves	(571)		(571)

Earnings/(loss) from operations	911	1,505	(48)	818
Other income, net	192	65	106	81
Interest and debt expense	(136)	(171)	(67)	(84)

Earnings/(loss) before income taxes	967	1,399	(9)	815
Income tax expense	(435)	(314)	(151)	(244)

Net earnings/(loss) from continuing operations	532	1,085	(160)	571
Cumulative effect of accounting change, net of taxes of $12		21
Net loss on disposal of discontinued operations, net of taxes of $(3)		(5)		(5)

Net earnings/(loss)	$532	$1,101	$(160)	$566

Basic earnings/(loss) per share from continuing operations	$0.70	$1.36	$(0.21)	$0.72
Cumulative effect of accounting change, net of taxes		0.03
Net loss on disposal of discontinued operations, net of taxes

Basic earnings/(loss) per share	$0.70	$1.39	$(0.21)	$0.72

Diluted earnings/(loss) per share from continuing operations	$0.69	$1.33	$(0.21)	$0.70
Cumulative effect of accounting change, net of taxes		0.03
Net loss on disposal of discontinued operations, net of taxes

Diluted earnings/(loss) per share	$0.69	$1.36	$(0.21)	$0.70

Cash dividends paid per share	$0.60	$0.50	$0.30	$0.25

Weighted average diluted shares (millions)	792.4	807.7	761.3	807.4

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	June 30 2006	December 31 2005
Assets
Cash and cash equivalents	$7,567	$5,412
Short-term investments	567	554
Accounts receivable, net	4,577	5,246
Current portion of customer financing, net	353	367
Deferred income taxes	2,545	2,449
Inventories, net of advances and progress billings	7,562	7,878

Total current assets	23,171	21,906
Customer financing, net	9,055	9,639
Property, plant and equipment, net of accumulated depreciation of $11,805 and $11,272	9,042	8,420
Goodwill	2,037	1,924
Prepaid pension expense	13,253	13,251
Other acquired intangibles, net	841	875
Deferred income taxes	161	140
Investments	2,743	2,852
Other assets, net of accumulated amortization of $240 and $204	966	989

	$61,269	$59,996

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$17,847	$16,513
Advances and billings in excess of related costs	10,268	9,868
Income taxes payable	743	556
Short-term debt and current portion of long-term debt	1,499	1,189

Total current liabilities	30,357	28,126
Deferred income taxes	2,315	2,067
Accrued retiree health care	6,058	5,989
Accrued pension plan liability	2,954	2,948
Other long-term liabilities	254	269
Long-term debt	8,962	9,538
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	4,564	4,371
Treasury shares, at cost – 213,455,054 and 212,090,978	(11,537)	(11,075)
Retained earnings	17,293	17,276
Accumulated other comprehensive loss	(1,729)	(1,778)
ShareValue Trust Shares – 39,894,840 and 39,593,463	(3,283)	(2,796)

Total shareholders’ equity	10,369	11,059

	$61,269	$59,996

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2006	2005
Cash flows – operating activities:
Net earnings	$532	$1,101
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items:
Share-based plans expense	452	529
Depreciation	714	711
Amortization of other acquired intangibles	40	47
Amortization of debt discount/premium and issuance costs	10	13
Pension expense	317	378
Investment/asset impairment charges, net	19	44
Customer financing valuation provision	2	14
Loss/(gain) on disposal of discontinued operations, net		(3)
Loss/(gain) on dispositions, net	(4)	92
Other charges and credits, net	76	124
Excess tax benefits from share-based payment arrangements	(118)	(46)
Changes in assets and liabilities –
Accounts receivable	621	(510)
Inventories, net of advances and progress billings	678	454
Accounts payable and other liabilities	549	699
Advances and billings in excess of related costs	338	505
Income taxes receivable, payable and deferred	396	318
Other long-term liabilities	(16)	(426)
Prepaid pension expense	(506)	(460)
Other acquired intangibles, net	(16)	(11)
Accrued retiree health care	69	46
Customer financing, net	398	504
Other	(53)	(32)

Net cash provided by operating activities	$4,498	$4,091

Cash flows – investing activities:
Discontinued operations customer financing, reductions		1
Property, plant and equipment additions	(745)	(787)
Property, plant and equipment reductions	23	19
Acquisitions, net of cash acquired	(111)
Proceeds from dispositions of discontinued operations		13
Proceeds from dispositions	108	1,014
Contributions to investments	(1,047)	(1,430)
Proceeds from investments	1,126	1,336

Net cash (used)/provided by investing activities	$(646)	$166

Cash flows – financing activities:
New borrowings	1
Debt repayments	(627)	(1,160)
Stock options exercised, other	203	169
Excess tax benefits from share-based payment arrangements	118	46
Common shares repurchased	(929)	(1,140)
Dividends paid	(481)	(415)

Net cash used by financing activities	$(1,715)	$(2,500)

Effect of exchange rate changes on cash and cash equivalents	18

Net increase in cash and cash equivalents	2,155	1,757

Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$7,567	$4,961

Non-cash investing and financing activities:
Capital lease obligations incurred	$356

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2005	$3,420	$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092

Share-based compensation	720
Tax benefit related to share-based plans	35
Restricted stock compensation and reclassification of deferred compensation	3
Changes in capital stock	23
ShareValue Trust market value adjustment	773		(773)
Excess tax pools	63
Treasury shares issued for share-based plans, net	(666)	612
Treasury shares repurchased		(2,877)
Net earnings					2,572	2,572
Cash dividends declared ($1.05 per share)					(861)
Minimum pension liability adjustment, net of tax of $(45)				167		167
Reclassification adjustment for losses realized in net earnings, net of tax of $(15)				21		21
Unrealized loss on certain investments, net of tax of $8				(12)		(12)
Currency translation adjustment				(29)		(29)

Balance December 31, 2005	$4,371	$(11,075)	$(2,796)	$(1,778)	$17,276	$2,719

Share-based compensation	313
ShareValue Trust withholding tax	(266)
Tax benefit related to share-based plans	30
ShareValue Trust market value adjustment	487		(487)
Excess tax pools	65
Treasury shares issued for share-based plans, net	(436)[1]	467
Treasury shares repurchased		(929)
Net earnings					532	532
Cash dividends declared ($.60 per share)					(481)
Dividends related to Performance Share payout					(34)
Reclassification adjustment for losses realized in net earnings, net of tax of $(2)				3		3
Unrealized gain on derivative instruments, net of tax of $(5)				8		8
Unrealized gain on certain investments, net of tax of $(4)				9		9
Currency translation adjustment				29		29

Balance June 30, 2006	$4,564	$(11,537)	$(3,283)	$(1,729)	$17,293	$581

1Includes transfers of Shareholders’ equity of $172, primarily to other liabilities for employee withholding taxes.

See notes to condensed consolidated financial statements.

In December 2000, our Board of Directors authorized the repurchase of up to 85 million shares of our stock. The Program was consumed in September 2005. In June 2005, the repurchase of an additional 40 million shares was authorized. For the six months ended June 30, 2006 we repurchased 11,783,600 shares.

The Boeing Company and Subsidiaries

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Sales and other operating revenues:
Commercial Airplanes*	$14,166	$11,208	$7,113	$6,448
Integrated Defense Systems:
Precision Engagement and Mobility Systems	6,558	6,725	3,411	3,511
Network and Space Systems	5,699	6,332	2,947	3,110
Support Systems	2,703	2,353	1,416	1,183

Total Integrated Defense Systems	14,960	15,410	7,774	7,804
Boeing Capital Corporation	480	498	243	261
Other	158	532	71	466
Accounting differences/eliminations	(514)	(283)	(215)	(295)

Sales and other operating revenues	$29,250	$27,365	$14,986	$14,684

Earnings from operations:
Commercial Airplanes	$1,422	$863	$719	$475
Integrated Defense Systems:
Precision Engagement and Mobility Systems	470	827	(5)	443
Network and Space Systems	261	496	109	200
Support Systems	395	348	205	178

Total Integrated Defense Systems	1,126	1,671	309	821
Boeing Capital Corporation	132	164	62	120
Other	(151)	(185)	(90)	(110)
Unallocated expense	(1,047)	(1,008)	(477)	(488)
Settlement with U.S. Department of Justice, net of reserves	(571)		(571)

Earnings/(loss) from operations	911	1,505	(48)	818
Other income, net	192	65	106	81
Interest and debt expense	(136)	(171)	(67)	(84)

Earnings/(loss) before income taxes	967	1,399	(9)	815
Income tax expense	(435)	(314)	(151)	(244)

Net earnings/(loss) from continuing operations	$532	$1,085	$(160)	$571
Cumulative effect of accounting change, net of taxes of $12		21
Net loss on disposal of discontinued operations, net of taxes of $(3)		(5)		(5)

Net earnings/(loss)	$532	$1,101	$(160)	$566

Research and development expense:
Commercial Airplanes	$1,056	$634	$526	$343
Integrated Defense Systems:
Precision Engagement and Mobility Systems	207	210	101	116
Network and Space Systems	157	174	80	96
Support Systems	42	39	19	21

Total Integrated Defense Systems	406	423	200	233
Other	25	26	13	15

Total research and development expense	$1,487	$1,083	$739	$591

See notes to condensed consolidated financial statements.

*	2005 amounts have been adjusted due to the retrospective adoption of EITF 02-16. See Note 1.

See Note 12 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2006, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2005 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

We receive certain concessions from vendors in connection with our sales to customers. Prior to adoption of Emerging Issues Task Force (EITF) Issue No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor (EITF 02-16), we recognized those concessions as revenue. Upon adoption of EITF 02-16 on January 1, 2003, in accordance with the transition provisions of the consensus, we recognized concessions received from vendors for new arrangements, including modifications of existing arrangements as a reduction in Cost of products. We continued to apply our previous accounting policy to arrangements entered into prior to December 31, 2002 that were not modified; such arrangements were grandfathered under EITF 02-16 and, accordingly, we continued to recognize concessions associated with these arrangements as revenue.

Effective January 1, 2006, we changed how we account for concessions received from vendors that were grandfathered under EITF 02-16. As a result of this change, all concessions are now recognized as a reduction of Cost of products.

We believe the newly adopted accounting method is preferable because it aligns our accounting for all concession arrangements with vendors with guidance provided by EITF 02-16. In accordance with EITF 02-16, reimbursements received by a customer from a vendor are presumed to be a reduction in the price of the vendor’s products or services and should be treated as a reduction of Cost of products when recognized in the customer’s income statement.

As of January 1, 2006, we have also adopted Statement of Financial Accounting Standards (SFAS) No.154, Accounting Changes and Error Corrections, which requires that changes in accounting policies such as the one described above be applied retrospectively to all periods presented to the extent practicable. Consequently, we have retrospectively adjusted 2005 to be consistent with the 2006 presentation. The change had no effect on earnings from continuing operations, net earnings, retained earnings or shareholders’ equity. The change reduced previously reported revenues and Cost of products by equal amounts both on a consolidated basis and in our Commercial Airplanes segment.

For the six and three months ended June 30, 2006, this change decreased Consolidated and Commercial Airplanes segment Sales of products and Cost of products by $872 and $426. For the six and three months ended June 30, 2005, the effect of the change on Consolidated Sales of products and Cost of products is noted in the following table. Commercial Airplanes segment’s Sales of products and Cost of products were also reduced by $647 and $341 for the same periods.

The effect of the change on revenues and Cost of products is shown in the following table.

	Six months ended June 30, 2005			Three months ended June 30, 2005
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Sales of products	$23,185	$(647)	$22,538	$12,394	$(341)	$12,053
Sales of services	4,830		4,830	2,634		2,634

Total revenues	$28,015	$(647)	$27,368	$15,028	$(341)	$14,687

Cost of products	$(19,017)	$647	$(18,370)	$(10,187)	$341	$(9,846)
Cost of services	(4,063)		(4,063)	(2,204)		(2,204)
Boeing Capital Corporation interest expense	(179)		(179)	(90)		(90)

Total costs and expenses	$(23,259)	$647	$(22,612)	$(12,481)	$341	$(12,140)

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

Note 3 – Goodwill

In conjunction with our Integrated Defense Systems (IDS) segment realignment, effective January 1, 2006, we performed an impairment test that resulted in no identified impairments. Our annual goodwill impairment test as of April 1, 2006 also resulted in no identified impairments.

The changes in carrying amount of goodwill by reportable segment for the six months ended June 30, 2006 is reflected in the following table:

	Commercial Airplanes	Precision Engagement & Mobility Systems	Network and Space Systems	Support Systems	Total
Balance at December 31, 2005	$280	$611	$904	$129	$1,924
Acquisitions[1]	110	3			113

Balance at June 30, 2006	$390	$614	$904	$129	$2,037

[1]	The increase in goodwill is the result of an acquisition in the second quarter 2006. We expect to adjust the goodwill amount in future periods when the purchase price allocation is finalized.

Note 4 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Weighted average shares outstanding	760.9	788.1	761.3	784.7
Participating securities	10.9	7.9		8.6

Basic weighted average shares outstanding	771.8	796.0	761.3	793.3
Dilutive potential common shares	20.6	11.7		14.1

Diluted weighted average shares outstanding	792.4	807.7	761.3	807.4

As a result of incurring a net loss for three months ended June 30, 2006, participating securities of 11.6 million and potential common shares of 19.3 million were excluded from diluted earnings per share because the effect would have been anti-dilutive.

The numerator used to compute diluted earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Net earnings	$532	$1,101	$(160)	$566
Expense related to diluted shares	11

Total numerator	$543	$1,101	$(160)	$566

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

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Stock options	4.7	3.4	6.2	0.3
Performance Shares	6.5	28.3	6.5	28.3
Performance Awards	1.7		1.7
ShareValue Trust	27.1	35.1	26.8	33.5

Note 5 – Income Taxes

The effective tax rates of 45.0% and 22.4% for the six months ended June 30, 2006 and 2005 both differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, state income taxes, tax credits, and other provision adjustments. The 45.0% tax rate was primarily driven by the global settlement with the U.S. Department of Justice which was not tax benefited in the second quarter of 2006. The effective tax rate used to compute the tax provision excluding items tax affected discretely for the six months ended June 30, 2006 was approximately 30.1%.

For the three months ended June 30, 2006, we recorded income tax expense of $151 on a $9 loss before income taxes primarily because the pre-tax loss of $9 included a charge of $571 for the global settlement with the U.S. Department of Justice which was not tax benefited. The effective rate for the three months ended June 30, 2005, was 29.9%.

For the six months ended June 30, 2006 and 2005, net income tax payments were $20 and $31.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $874 and $867 at June 30, 2006 and December 31, 2005. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the FSC/ETI tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $772 at June 30, 2006 and $738 at December 31, 2005. IRS examinations have been completed through 2001. We have filed appeals with the IRS for 1998-2001 and for McDonnell Douglas Corporation for 1993-1997. We are in the final stages of the appeal for McDonnell Douglas Corporation.

•	The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $71 at June 30, 2006 and $98 at December 31, 2005, net of federal benefit. During second quarter of 2006, we reached a settlement with the state of California for the years 1996–2002 which had the effect of decreasing our income tax provision by $13.

•	The accruals associated with taxation of foreign earnings were $31 at June 30, 2006 and December 31, 2005.

We believe adequate provision for all outstanding issues has been made for all jurisdictions and all open years.

Legislative Update

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was enacted which repealed the FSC/ETI exclusion tax benefit binding contract provisions of the American Jobs Creation Act of 2004. Therefore, 2006 will be the final year for recognizing any export tax benefits. The full year 2006 effective tax rate benefit from the ETI binding contract provisions is approximately 1.8%.

Effective December 31, 2005, the U.S. research tax credit expired. If the credit is legislatively reinstated for the full year of 2006, the 2006 effective income tax rate is expected to be reduced by approximately 1.0%. No research tax credit benefit has been recorded in earnings through June 30, 2006.

Note 6 – Inventories

Inventories consisted of the following:

	June 30 2006	December 31 2005
Long-term contracts in progress	$14,397	$14,194
Commercial aircraft programs	7,883	7,745
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,429	2,235

	24,709	24,174
Less advances and progress billings	(17,147)	(16,296)

	$7,562	$7,878

Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of June 30, 2006 and December 31, 2005. See Note 10.

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,313 and $1,140 as of June 30, 2006 and December 31, 2005. As of June 30, 2006 and December 31, 2005, early issued sales consideration, net of advance deposits, included $178 and $194 related to one financially troubled customer, which we believe is fully recoverable as of June 30, 2006.

Long-term contracts in progress inventories at June 30, 2006 and December 31, 2005 include Delta program inventories of $1,341 and $1,243 that are not currently recoverable from existing orders; however, based on the Mission Manifest, which represents estimated quantities and timing of launch missions for existing and anticipated contracts, we believe we will recover these costs. These costs include deferred production costs and unamortized tooling described below.

Deferred production costs represent commercial aircraft programs and integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units to be produced. As of June 30, 2006 and December 31, 2005, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go cost estimates. As of June 30, 2006 and December 31, 2005, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling are summarized in the following table:

	June 30 2006	December 31 2005
Deferred production costs:
777 program	$747	$683
Delta II & IV programs	259	271
Unamortized tooling:
777 program	$361	$411
Delta II & IV programs	191	194

Note 7 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Components of net periodic benefit cost – pensions
Service cost	$453	$438	$227	$219
Interest cost	1,248	1,216	624	608
Expected return on plan assets	(1,722)	(1,743)	(865)	(872)
Amortization of prior service costs	94	92	47	46
Recognized net actuarial loss	456	328	228	164
Settlement/curtailment loss		69

Net periodic benefit cost – pensions	$529	$400	$261	$165

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Components of net periodic benefit cost – other postretirement benefits
Service cost	$72	$74	$36	$37
Interest cost	218	231	109	115
Expected return on plan assets	(4)	(3)	(2)	(2)
Amortization of prior service costs	(46)	(57)	(23)	(28)
Recognized net actuarial loss	66	83	33	42
Settlement/curtailment gain		(1)

Net periodic benefit cost – other postretirement benefits	$306	$327	$153	$164

During the six months ended June 30, 2006 and 2005, we made discretionary pension contributions of $500 (pre-tax) and $450 (pre-tax). Additional discretionary pension contributions are possible in 2006. We expect to contribute approximately $16 (pre-tax) to our other postretirement benefit plans in 2006. During the six months ended June 30, 2006 and 2005, we made contributions to our other postretirement benefit plans of $11 and $8.

Note 8 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

As of January 2005 we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective method. Prior to 2005, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Upon adoption of SFAS No. 123R, we recorded an increase in net earnings of $21, net of taxes of $12, as a cumulative effect of accounting change due to SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, we expensed forfeitures as incurred. SFAS No. 123R also resulted in changes in our methods of measuring and amortizing compensation cost of our Performance Shares.

Share-based plans expense is included in General and administrative expense since it is incentive compensation issued primarily to our executives. The components of share-based plans expense are as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Performance Shares	$335	$381	$169	$168
Stock options, other	74	108	60	62
ShareValue Trust	43	40	21	20

Share-based plans expense	$452	$529	$250	$250

Performance Shares

We recorded $103 and $96 for the six months ended June 30, 2006 and 2005 and $83 and $41 for the three months ended June 30, 2006 and 2005 of additional compensation expense to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock at the employees’ election. A total of 12,402,642 Performance Shares with a total market value of $1,008 were converted or deferred during the six months ended June 30, 2006. A total of 5,919,737 units expired during the six months ended June 30, 2006.

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

Based on the average stock price of $82.285 as of June 30, 2006, the market value of fund 1 exceeded the threshold of $1,004 by $758. This excess will be paid in Boeing common stock, except for partial shares and distributions to foreign employees and beneficiaries of deceased participants, which will be paid in cash. After employee withholding taxes of $266, which were recorded as a liability in the second quarter of 2006 and will be paid in the third quarter of 2006, approximately 5.6 million shares of common stock will be distributed to participants during the third quarter of 2006. These distributions are recorded as a deduction to Additional paid-in capital. In addition, related employer payroll taxes of $59 were expensed in the second quarter of 2006.

If on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of June 30, 2006 the market value of Fund 2 was $1,521.

Other Compensation Arrangements

Performance Awards

During the first quarter of 2006, we granted Performance Awards to our executives. Performance Awards are cash units that payout based on the achievement of long-term financial goals at the end of a three-year period. Each unit has an initial value of $100 dollars. The amount payable at the end of the three-year performance period may be anywhere from zero to $200 dollars per unit, depending on the Company’s performance against plan for the three years ended December 31, 2008. The Compensation Committee has the discretion to pay these awards in cash, stock, or a combination of both after the three-year performance period.

As of June 30, 2006, the estimated 2009 payout assuming target performance would be $140. The minimum amount is zero and the maximum amount we could be required to payout for the Performance Awards is $280. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

Deferred Stock Compensation

The Company has a deferred compensation plan which permits executives to defer receipt of a portion of their salary, bonus, and certain other incentive awards. Prior to May 1, 2006, employees who participated in the deferred compensation plan could choose to defer in either an interest earning account or a Boeing stock unit account. Effective May 1, 2006, participants can diversify deferred compensation among 19 investment funds including the interest earning account and the Boeing stock unit account.

Changes in the market value of participant balances are reflected as an adjustment to the deferred compensation liability with an offset to compensation expense. Total compensation expense related to the change in market value was $147 and $38 for the six and three months ended June 30, 2006 and $104 and $47 for the six and three months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, the deferred compensation liability which is being marked to market was $1,344 and $1,261. At June 30, 2006, $516 of the deferred compensation liability, which is being marked to market, was related to Boeing shares.

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

As of June 30, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,141	$4,134	$7
Residual value guarantees	351	288	15
Credit guarantees related to the Sea Launch venture	478	287	191
Other credit guarantees	38	21	2
Performance guarantees	52	23	1
* Amounts included in Accounts payable and other liabilities

As of December 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Residual value guarantees	352	288	$15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	41	13	8
Performance guarantees	48	21	1
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

Indemnifications In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. As it is impossible to assess whether there will be damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Standby letters of credit and surety bonds We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,368 and approximately $3,957 as of June 30, 2006 and as of December 31, 2005.

Product warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2006 and 2005.

	Product Warranty Liabilities*
	2006**	2005
Beginning balance – January 1	$784	$781
Additions for new warranties	79	65
Reductions for payments made	(102)	(74)
Changes in estimates	40	(17)

Ending balance – June 30	$801	$755

*	Amounts included in Accounts payable and other liabilities
**	Warranty obligations that are considered abnormal are recorded as a current period expense when accrued.

Material variable interests in unconsolidated entities

As of June 30, 2006, our maximum exposure to economic loss from Enhanced Equipment Trust Certificates (EETCs) is limited to our investment balance of $176. Accounting losses, if any, could differ from period to period. As of June 30, 2006, the EETC investments had total assets of $2,387 and total debt (which is non-recourse to us) of $2,211 which included $1,885 of debt investments senior to BCC’s debt investments. For the six months ended June 30, 2006, we recorded revenues of $1 and received cash of $13 related to these investments.

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2006, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,240). In that event, our loss would total approximately $1,565 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,040, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2006. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

Global Settlement of the Evolved Expendable Launch Vehicle (EELV) and Druyun Matters

In 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin, under the EELV Program. On July 24, 2003, the U.S. Air Force (USAF) suspended certain organizations in our space launch services business from receiving government contracts as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. Based upon our entry into an Interim Administrative Agreement, the USAF on March 4, 2005, lifted the suspension of our launch services business. The Agreement requires periodic reporting to the USAF and also provided for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement.

The EELV incident that resulted in the USAF suspension also led to a criminal investigation of the Company by the U.S. Attorney in Los Angeles. Two former employees were indicted as a result of that investigation and await trial.

In an unrelated incident, our former Executive Vice President and Chief Financial Officer, Mike Sears, and Darleen A. Druyun, a former U.S. Government official who had been vice president and deputy general manager of Missile Defense Systems, each pleaded guilty in 2004 to a single conflict-of-interest-related criminal charge. In each case, the charge arose from Druyun’s engagement in employment negotiations with Sears in October 2002 prior to disqualifying herself from participating in USAF business involving the Company. Both Sears and Druyun had been dismissed for cause from the Company in November 2003 based upon the results of an internal investigation regarding the employment discussions. (Immediately following their dismissal, we advised the USAF and U.S. Attorney in Alexandria, Virginia, of the underlying facts and agreed to cooperate in the ensuing investigation.) At her sentencing, Druyun asserted that she had given the Company favorable treatment in connection with certain contract actions, and that this treatment was influenced by the employment negotiations in 2002, as well as the previous hiring of Druyun’s daughter and her daughter’s then-boyfriend. These allegations led to a review of Druyun-related contract actions involving the Company by the U.S. Department of Defense.

In addition to the EELV and Druyun criminal investigations, the Civil Division of U.S. Department of Justice (Civil Division) informed us that it was considering filing civil claims against us based upon each incident. On June 30, 2006, we entered into a global settlement disposing of potential criminal charges and potential civil claims with the Civil Division and U.S. Attorneys in Los Angeles and Alexandria relating to both matters through two separate agreements.

In the agreement with the U.S. Attorneys in Los Angeles and Alexandria, we acknowledged responsibility for the conduct of our employees, agreed to pay a $50 penalty, committed to maintaining our strengthened ethics and compliance program for the two-year term of the agreement, and further agreed to provide both U.S. Attorney offices with copies of certain compliance reports required to be made to the Air Force under the terms of the Interim Administrative Agreement. In exchange, the U.S. Attorneys agreed not to bring criminal charges against us in connection with either the EELV or the Druyun incident absent breach of the agreement or criminal misconduct by a Company executive of a nature similar to that in the underlying matters that is not reported to the government in the first instance by us. Were there a breach of the agreement, the government could elect between prosecuting us in the Druyun matter and seeking an additional penalty of up to $10.

Concurrent with entering into the U.S. Attorney agreement, we entered into a Civil Settlement with the Civil Division under which we agreed to pay $565 in settlement of all potential civil claims arising from either the EELV or the Druyun matter, including potential claims under the False Claims Act, the Procurement Integrity Act, and any other statutory or common law theory that could potentially give rise to monetary damage claims within the jurisdiction of the Civil Division. Both the U.S. Attorney and Civil Settlement agreements include a requirement that we cooperate as requested by the government in any ongoing investigation relating to the EELV or Druyun incidents.

As a result of the global settlement, we have recorded an additional expense of $571, which represents the cumulative payment of $615 under the two separate agreements, net of $44 previously accrued in connection with program and contracts issues relating to the EELV investigation.

One additional legal proceeding that relates to the subject matter of the global settlement is Lockheed’s June 2003 lawsuit against us in federal court in the U.S. District Court for the Middle District of Florida based upon the EELV incident. In that matter, Lockheed sought injunctive relief, compensatory damages in excess of $2,000, and treble and punitive damages, and we filed counterclaims against Lockheed similarly seeking compensatory and punitive damages. Proceedings in that lawsuit have been stayed at the request of the parties pending closure of a proposed transaction to create a joint venture with Lockheed to provide launch services to the U.S. Government. If the transaction does not close, or if the Joint Venture Agreement is terminated according to its terms, either party may reinstate its claims against the other. It is not possible at this time to determine whether, should the claims be reinstated, an adverse outcome would have a material adverse effect on our financial position.

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

On March 16, 2006, the Circuit Court granted preliminary approval to the settlement and ordered that notice of the settlement be provided to shareholders. The Court held an approval hearing on June 21, 2006. Further court proceedings are scheduled for August 22, 2006.

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

Employment and benefits litigation

We are a defendant in four employment discrimination class actions. In the Williams class action, which was filed in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed in the U.S. Northern District of Illinois (alleging race discrimination), a spin-off from Williams, plaintiffs dropped their promotions claim on June 6, 2006 and put their compensation claims on hold pending the outcome of the Williams appeal. In the Carpenter class action, which was filed in the U.S. District Court for the District of Kansas (alleging gender discrimination), plaintiffs appealed the dismissal and decertification of their class in February 2004. In the Anderson class action, which was filed in the U.S. District Court for the Northern District of Oklahoma (alleging gender discrimination), the court is awaiting the ruling of the court of appeals in the Carpenter case so that it can then fully evaluate the merits of our motions to decertify the class and dismiss all class claims.

In addition, on March 2, 2006, we were served with a complaint filed in the U. S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of the company’s sale of the Wichita facility were tainted by age discrimination. The case is brought as a class action on behalf of individuals not hired by Spirit. Pursuant to an indemnity provision in the Asset Purchase Agreement, Spirit has agreed to defend and indemnify us.

On June 23, 2006, two employees and two former employees of Boeing filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Boeing, McDonnell Douglas Corporation and the Pension Value Plan for Employees of The Boeing Company (the “Plan”) on behalf of themselves and similarly situated participants in the Plan. The plaintiffs allege that as of January 1, 1999 and all times thereafter, the Plan’s benefit formula used to compute the accrued benefit violates the accrual rules of Employment Retirement Income Security Act and that plaintiffs are entitled to a recalculation of their benefits along with other equitable relief. We believe the allegations claimed by plaintiffs lack merit and intend to contest the matter vigorously. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO litigation

In August 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of payments made by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. ICO thereafter filed cross-complaints alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2,000. In January 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims.

We believe that ICO’s claims lack merit and intend to aggressively pursue our suit against ICO for declaratory relief and to vigorously defend against ICO’s cross-complaint.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position.

Note 11 – Other Commitments and Contingencies

On May 1, 2006, we announced that we entered into a definitive agreement for acquisition of Aviall, Inc. in an all cash merger for $48 per share or $1.7 billion. We will also assume Aviall’s debt balances as part of the transaction, which were approximately $350 in total as of March 31, 2006. The completion of the transaction is subject to customary conditions and relevant authorities’ approval and is expected to close before the end of the third quarter of 2006.

On June 26, 2006, we announced that we are accelerating the evaluation of options for the future of our Connexion by BoeingSM high-speed broadband communications business. It is reasonably possible that this evaluation could lead to pre-tax charges up to $350 in the second half of 2006.

Financing commitments related to aircraft on order, including options, scheduled for delivery through 2012 totaled $13,011 and $13,496 as of June 30, 2006 and December 31, 2005. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third party financiers to assume a portion of the remaining commitments, if necessary.

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,269 and $1,395 as of June 30, 2006 and December 31, 2005. It was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $67 and $72 as of June 30, 2006 and December 31, 2005. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $46 and $50 as of June 30, 2006 and December 31, 2005. Probable losses of $21 and $22 have been charged to Cost of products and were included in Accounts payable and other liabilities as of June 30, 2006 and December 31, 2005.

As of June 30, 2006 and December 31, 2005, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $345 and $371. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2006 and December 31, 2005, Accounts payable and other liabilities included $63 and $76 attributable to adverse commitments under these lease arrangements.

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, we are involved in a loss sharing arrangement for losses that may exist at the end of the initial financing terms of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The maximum exposure to loss associated with the loss sharing arrangement is $219. As of June 30, 2006 and December 31, 2005, the accrued liability under the loss sharing arrangement was $90 and $81.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. Such requirements have resulted in our being involved in legal proceedings, claims and remediation obligations since the 1980s. The costs incurred and expected to be incurred in connection with such activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 1% of historical annual revenues. Although not considered likely, should we be required to incur remediation charges at the high level of the range of potential exposure, the additional charges would be less than 4% of historical annual revenues.

On January 12, 2005, we announced the decision to complete production of the 717 during 2006 due to the lack of overall market demand. The final 717 aircraft was delivered in the second quarter of 2006. The decision is expected to result in total pre-tax charges of approximately $380, of which $280 was incorporated in the 2004 fourth quarter and year-end results. The remaining balance is primarily made up of $60 of pension and $40 of shutdown expenses of which $7 was expensed in 2005, another $7 was expensed during the six months ended June 30, 2006, and the remaining balance will be expensed as incurred. The termination of the 717 line will result in $380 of cash expenditures that are expected to occur through 2009. We delivered three 717 aircraft during the three months ended June 30, 2006. Of the three aircraft delivered, two were accounted for as sales-type/finance leases and one as equipment under an operating lease.

The above charge was determined based on available information in the fourth quarter of 2004. We have revised our estimates accordingly as new information has become available. The change in estimate is included in the program’s estimate of cost at completion (EAC).

Termination liability	December 31 2005	Payments	Change in estimate	Transfer[1]	June 30 2006
Supplier termination	$177	$(31)	$3		$149
Production disruption and shutdown related	3				3
Pension/postretirement related	43		4	(47)
Severance	19	(7)	2		14

Total	$242	$(38)	$9	$(47)	$166

[1]	Represents transfer to prepaid pension expense

Due to lack of demand for the 757 program, a decision was made in the third quarter of 2003 to complete production of the program. Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities was decreased from $62 to $21 during the six months ended June 30, 2006 due to payments of $74 offset by an increase in estimate of $33. No future charges related to the 757 airplane program are expected.

Additionally, we have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. Given the pending competition for new USAF tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract are uncertain. We continue pursuing market opportunities for additional 767 sales, however, it is still reasonably possible a decision to complete production could be made this year. A forward loss is not expected as a result of such a decision but program margins would be reduced.

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

	June 30 2006	December 31 2005
757 Aircraft ($963 and $958 accounted for as operating leases)	$1,254	$1,245
717 Aircraft ($783 and $621 accounted for as operating leases)	2,652	2,490
MD-11 Aircraft ($561 and $580 accounted for as operating leases)	652	672

As of June 30, 2006, the following customers have filed for bankruptcy protection or requested lease or loan restructurings:

	Portfolio		Percentage of Portfolio
	June 30 2006	December 31 2005	June 30 2006	December 31 2005
Northwest Airlines, Inc.	$481	$494	5%	5%
Viacao Aerea Rio-Grandense	258	348	3%	3%
Delta Air Lines, Inc.	121	118	1%	1%

Bankruptcies, including the impact of any restructurings, related to these customers are not expected to have a material adverse impact on our earnings, cash flows and/or financial position.

In certain launch and satellite sales contracts, we include provisions for replacement launch services or hardware if we do not meet specified performance criteria. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market reflects unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There are contractual delivery activities for two satellites scheduled for the fourth quarter of 2006 for which full insurance coverage has not been procured. We will continue to review this risk. We estimate that the potential uninsured amount for the deliveries are up to $224 for one satellite and $330 for the other, depending on the nature of the uninsured event.

We have one ordered mission and three priced options for missions on the Delta IV program for which the customer’s launch payload mass has increased. We believe we have legal basis to re-price these missions and that it is probable that we will be successful in re-pricing for an amount sufficient to recover our inventoried costs. If we are not successful at obtaining re-pricing, we may incur an $86 charge for the ordered mission and up to $239 for the priced options. At this time, we believe we will recover these costs.

On September 10, 2004 a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a 702 satellite that experienced anomalies with its concentrator solar arrays. The claimants seek approximately $199 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

As of June 30, 2006 we have delivered a total of 152 of the 180 C-17s ordered by the U.S. Air Force, with final deliveries scheduled for 2008. There continues to be substantial interest by international customers and the United States Government (USG) in purchasing additional C-17 aircraft. Despite the substantial interest in purchasing additional C-17s and pending orders, it is reasonably possible a decision to complete production could be made in 2006. Losses are not expected as a result of such a decision because our contract with the USG covers shut-down and tooling disposition costs.

Included in other liabilities is $2,161 and $1,861 as of June 30, 2006 and December 31, 2005 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Note 12 – Business Segment Data

IDS Realignment In 2006 we realigned IDS into three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. The realignment is part of a continuing effort to enhance customer focus, accelerate capability-driven solutions, reduce cost, improve execution and productivity, and position us for sustainable long-term growth and profitability. Operations have been consolidated into three businesses organized around those capabilities. Business segment data for all periods presented has been adjusted to reflect the new segments.

Precision Engagement and Mobility Systems:

Programs in this segment include AH-64 Apache, CH-47 Chinook, C-17, EA-18G, F/A-18E/F, F-15, F-22A, Joint Direct Attack Munition, P-8A Multi-mission Maritime Aircraft, Small Diameter Bomb, V-22 Osprey, 737 Airborne Early Warning & Control (AEW&C), and 767 Tanker.

Network and Space Systems:

Programs in this segment include those such as the Future Combat Systems, Joint Tactical Radio System, and Family of Beyond Line-of-Sight Terminals, which are helping our military customers transform their operations to be network-centric; launch exploration and satellite products and services including the Space Shuttle, International Space Station, and Delta launch services; and missile defense programs including Ground-based Midcourse Defense and Airborne Laser. Also included are military satellite programs and Proprietary programs including Future Imagery Architecture.

Support Systems:

Program areas in this segment include Integrated Logistics (AH-64 Apache, C-17, CH-47 Chinook, E-6, F/A-18), Maintenance, Modifications and Upgrades (B-52, C-130 Avionics Modernization Program, KC-10, KC-135, T-38), and Training Systems and Services (AH-64 Apache, C-17, F/A-18, F-15, T-45).

Operating Earnings Our primary profitability measurements to review a segment’s operating results are Earnings from operations and operating margins.

Unallocated expense includes costs not attributable to business segments such as share-based plans expense, deferred compensation, and other corporate costs not allocated to operating segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards. The most significant items not allocated to segments are shown in the following table.

	Six months ended June 30		Three months ended June 30
Unallocated expense	2006	2005	2006	2005
Share-based plans expense	$(452)	$(529)	$(250)	$(250)
Deferred compensation expense	(147)	(104)	(38)	(47)
Pension	(180)	(196)	(78)	(64)
Postretirement	(29)	(61)	(13)	(30)
Capitalized interest	(23)	(30)	(4)	(15)
Other	(216)	(88)	(94)	(82)

Total	$(1,047)	$(1,008)	$(477)	$(488)

Financial Position The financial positions of our reported segments are listed below:

Assets	June 30 2006	December 31 2005
Commercial Airplanes	$7,232	$7,102
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,362	4,759
Network and Space Systems	8,285	8,953
Support Systems	2,044	1,875

Total Integrated Defense Systems	14,691	15,587
Boeing Capital Corporation	8,515	9,216
Other	6,832	6,501
Unallocated	23,999	21,590

	$61,269	$59,996

Liabilities	June 30 2006	December 31 2005
Commercial Airplanes	$11,882	$10,979
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,559	3,888
Network and Space Systems	2,522	2,992
Support Systems	1,131	1,013

Total Integrated Defense Systems	7,212	7,893
Boeing Capital Corporation	6,267	6,859
Other	231	385
Unallocated	25,308	22,821

	$50,900	$48,937

Intersegment Sales Intersegment sales and other operating revenue, eliminated in Accounting differences/eliminations, was $668 and $333 for the six and three months ended June 30, 2006 and $383 and $294 for the six and three months ended June 30, 2005. See Summary of Business Segment Data on page 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2006, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, of cash flows for the six-month periods ended June 30, 2006 and 2005, and of shareholders’ equity for the six-month period ended June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 24, 2006

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the effect of the expiration of any patents or termination of any patent license agreements on our business;

•	the adequacy of coverage, by allowance for losses, of risks related to our foreign accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a commercial airplane program;

•	the ability to successfully develop and produce the 787 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. Government or foreign government defense and space budgets on our revenues from our IDS business segments;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline from our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. Government contracts;

•	the receipt of future contracts and appropriate pricing for Delta II and Delta IV programs;

•	the future demand for commercial satellites and projections of future order flow;

•	the potential for technical or quality issues on development programs as well as in the commercial satellite industry to cause us to incur a material charge or experience a termination for default;

•	the outcome of any litigation and/or government investigation in which we are a party and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and healthcare cost inflation trends;

•	the amounts and effects of underinsured operations;

•	our estimates for sales and workload in the IDS segment; and

•	the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures.

Please see Part II Item 1A “Risk Factors” in this report, Item 1, “Business” and Item 1A “Risk Factors” of Our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to our condensed consolidated financial statements included herein and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2006 we realigned Integrated Defense Systems (IDS) into three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment were transferred to the new IDS segments. The realignment is part of a continuing effort to enhance customer focus, accelerate capability-driven solutions, reduce cost, improve execution and productivity, and position us for sustainable long-term growth and profitability. Operations have been consolidated into three businesses organized around those capabilities. Business segment data for all periods presented has been adjusted to reflect the new segments. Segment Results of Operations are discussed on pages 33-45.

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations:

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$29,250	$27,365	$14,986	$14,684
Earnings/(loss) from operations	$911	$1,505	$(48)	$818
Operating Margins	3.1%	5.5%	(0.3)%	5.6%
Effective Income Tax Rate	45.0%	22.4%	N.M. *	29.9%
Net Earnings	$532	$1,101	$(160)	$566

* – Not Meaningful

			June 30 2006	December 31 2005
Contractual Backlog			$180,453	$160,637
Unobligated Backlog			$39,508	$44,578

Revenues

Revenues grew by $1,885 million and $302 million for the six and three months ended June 30, 2006 compared with the same periods in 2005, primarily due to the growth at Commercial Airplanes that was partially offset by revenue declines at IDS, Boeing Capital Corporation (BCC) and the Other segment. Commercial Airplanes revenues increased by $2,958 million and $665 million for the six and three months ended June 30, 2006, primarily as a result of increased airplane deliveries. IDS revenues decreased by $450 million and $30 million for the six and three month periods driven by lower volume in N&SS and PE&MS, partially offset by growth in the Support Systems segment. BCC revenues were down by $18 million for the six and three months ended June 30, 2006, primarily due to lower net gain on disposal of assets and lower investment income. Other segment revenues decreased by $374 million and $395 million for the six and three month periods mainly as a result of the buyout of several operating lease aircraft in the amount of $369 million by a customer in the second quarter of 2005. In addition, revenue decreased by $231 million for the six months ended June 30, 2006 in Accounting differences/eliminations due to higher eliminations of intercompany revenues driven by higher Commercial Airplanes intercompany deliveries and model mix change to more wide-body models in the first half of 2006.

Earnings from Operations

The following table summarizes earnings from operations:

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Commercial Airplanes	$1,422	$863	$719	$475
Integrated Defense Systems	1,126	1,671	309	821
Boeing Capital Corporation	132	164	62	120
Other	(151)	(185)	(90)	(110)
Unallocated expense	(1,047)	(1,008)	(477)	(488)
Settlement with U.S. Department of Justice	(571)		(571)

Earnings/(loss) from operations	$911	$1,505	$(48)	$818

A decrease in earnings from operations for the six and three months ended June 30, 2006 compared with the same periods in 2005 was driven primarily by the Settlement with U.S. Department of Justice charge and lower earnings at IDS, partially offset by improved earnings at Commercial Airplanes. We recorded a charge of $571 million in the second quarter of 2006 as a part of the global settlement with the U.S. Department of Justice related to Evolved Expendable Launch Vehicle program and Mike Sears and Darleen A. Druyun matters (see Note 10 for further details of the settlement). IDS earnings were lower for the six and three months ended June 30, 2006 as a result of charges in the PE&MS segment of $496 million and lower revenues. Commercial Airplanes earnings increased reflecting higher revenues and improved cost performance offset by increased research and development expense. Our research and development expense increased by $404 million to $1,487 million during the six months and $148 million to $739 million during the three months ended June 30, 2006 compared with the same periods in 2005, primarily due to planned increased spending on the 747-8 and 787 programs and lower supplier development cost sharing payments. The most significant items not allocated to segments are shown in the table below.

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Share-based plans expense	$(452)	$(529)	$(250)	$(250)
Deferred compensation expense	(147)	(104)	(38)	(47)
Pension	(180)	(196)	(78)	(64)
Postretirement	(29)	(61)	(13)	(30)
Capitalized interest	(23)	(30)	(4)	(15)
Other	(216)	(88)	(94)	(82)

Unallocated expense	$(1,047)	$(1,008)	$(477)	$(488)

Other unallocated expense was higher for the six months ended June 30, 2006 mainly due to increased intercompany profit elimination as a result of higher intercompany deliveries and higher unallocated corporate related costs.

We recorded net periodic benefit cost related to pensions of $529 million and $400 million for the six months ended June 30, 2006 and 2005. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $317 million and $378 million of pension expense for six months ended June 30, 2006 and 2005 and $127 million and $155 million for three months ended June 30, 2006 and 2005. A portion of pension expense is recorded in the business segments and the remainder is included in Unallocated expense.

Income Taxes

The effective tax rates of 45.0% and 22.4% for the six months ended June 30, 2006 and 2005 both differed from the federal statutory rate of 35% due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits, state income taxes, tax credits, and other provision adjustments. The 45.0% tax rate was primarily driven by the global settlement with the U.S. Department of Justice which was not tax benefited in the second quarter of 2006. The effective tax rate used to compute the tax provision excluding items tax affected discretely for the six months ended June 30, 2006 was approximately 30.1%.

For the three months ended June 30, 2006, we recorded income tax expense of $151 million on a $9 million loss before income taxes primarily because the pre-tax loss of $9 million included a charge of $571 million for the global settlement with the U.S. Department of Justice which was not tax benefited. The effective rate for the three months ended June 30, 2005, was 29.9%.

For further discussion related to Income Taxes see Note 5.

Net Earnings

The $569 million and $726 million decrease in net earnings for the six and three months ended June 30, 2006, compared with the same periods in 2005, resulted from lower earnings from operations partially offset by higher other income and lower interest and debt expense. Other income increased by $127 million and $25 million for the six months and three months ended June 30, 2006 driven by an increase in income from investments of $79 million and $43 million. In addition, other income for the six months ended June 30, 2005 included an asset impairment charge of $45 million for the sale of technology related funds. Interest and debt expense was lower as a result of decreased debt.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog of $19,816 million during the six months ended June 30, 2006 primarily reflects increases at both Commercial Airplanes and IDS. The increase of $17,538 million in contractual backlog at Commercial Airplanes was primarily due to new orders for the 737NG and 787 airplanes. The increase of $2,278 million in contractual backlog at IDS is primarily due to C-17, F/A-18, Commercial Satellites, Future Combat Systems (FCS), and Chinook Support programs in which total funding received exceeded sales during the period.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. Funding that is received is moved to contractual backlog. The decrease in IDS unobligated backlog of $4,994 million during the six months ended June 30, 2006 is primarily driven by C-17, F/A-18, and FCS programs where total funding exceeded unfunded orders during the period.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$14,166	$11,208	$7,113	$6,448
Operating Earnings	$1,422	$863	$719	$475
Operating Margins	10.0%	7.7%	10.1%	7.4%

			June 30 2006	December 31 2005
Contractual Backlog			$141,670	$124,132

Revenues

Revenues increased by $2,958 million and $665 million during the six and three months ended June 30, 2006 from the comparable periods of 2005. This increase in revenue was primarily attributable to higher new airplane deliveries of $2,934 million and $636 million, increased modification services and spares business of $290 million and $165 million offset by lower revenue from aircraft trading and other of $266 million and $136 million.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	757	767	777	Total
Deliveries during the first six months of 2006	5	(3)	142	8	–	6	34	195
Deliveries during the first six months of 2005	6	(2)	113	7	2	5	22	155

Deliveries during the second quarter of 2006	3	(1)	70	4	–	3	17	97
Deliveries during the second quarter of 2005	3	(1)	59	4	1	4	14	85

Cumulative deliveries as of 6/30/2006	155		1,976	1,374	1,049	941	573

Aircraft accounted for under operating lease on a consolidated basis are in parentheses.

Operating earnings and margins

Operating earnings increased by $559 million and $244 million and operating margins improved by 2.3 and 2.7 percentage points to 10.0% and 10.1% during the six and three months ended June 30, 2006 from the comparable periods of 2005. This increase in earnings was primarily due to higher new airplane deliveries of $737 million and $176 million, and increased revenue from aircraft modification services and spares business of $126 million and $71 million. In addition improved cost performance of $42 million and $104 million was offset by increased research and development of $421 million and $182 million. For the six and three months ended June 30, 2005, we also had a loss on the sale of Wichita and Tulsa operations of $75 million.

Our research and development expense, net of supplier development cost sharing payments, increased by $421 million and $182 million during the six and three months ended June 30, 2006 from the comparable periods of 2005. This increase was primarily due to increased spending on the 747-8 and 787 programs and lower supplier development cost sharing payments. For the six and three months ended June 30, 2006, supplier development cost sharing payments received were $101 million compared with $302 million and $152 million for the comparable periods in 2005. These cost sharing arrangements were established during the third quarter of 2004.

Backlog

The increase in contractual backlog during the six months ended June 30, 2006 compared with December 31, 2005 was primarily due to new orders for 737NG and 787 airplanes. Undelivered firm airplane orders for the 737NG aircraft increased to 1,365 from 1,123 and for the 787 increased to 356 from 287.

Accounting quantity

The accounting quantities, undelivered units under firm orders, Cumulative Firm Orders (CFO), anticipated orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of CFOs were as follows:

	Program
As of 6/30/2006	717	737 NG	747	757	767	777	787
Program accounting quantities	156	3,000	1,424	1,050	975	850	*
Undelivered units under firm orders		1,365	61		28	276	356
Cumulative firm orders (CFO)	155	3,341	1,435	1,049	969	849
Anticipated orders	N/A	N/A	N/A	N/A	2	1
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	0%

As of 3/31/2006
Program accounting quantities	156	3,000	1,424	1,050	972	800	*
Undelivered units under firm orders	3	1,167	56		31	271	341
Cumulative firm orders (CFO)	155	3,073	1,426	1,049	969	827
Anticipated orders	N/A	N/A	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	N/A	N/A

As of 12/31/2005
Program accounting quantities	156	2,800	1,424	1,050	971	800	*
Undelivered units under firm orders	5	1,123	58		30	288	287
Cumulative firm orders (CFO)	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

717 Program On January 12, 2005, we announced our decision to complete production of the 717 during 2006 due to the lack of overall market demand. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in 2004 results. The vendor termination liability remaining in Accounts payable and other liabilities decreased from $242 million to $166 million during the six months ended June 30, 2006 due to $38 million of payments and $47 million of transfer to prepaid pension expense offset by an increase in estimate of $9 million. The final 717 was delivered in the second quarter of 2006. See Note 11.

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 200 units during the three months ended March 31, 2006 due to the program’s normal progression of obtaining additional orders and delivering aircraft. There was no change to the accounting quantity during the second quarter of 2006.

747 Program In November 2005, we launched the 747 Advanced as the 747-8 family, which includes the 747-8 Intercontinental passenger airplane and the 747-8 Freighter. This launch and additional anticipated firm orders have extended the life of this program and have also solidified product strategy.

757 Program Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities decreased to $21 million from $62 million during the six months ended June 30, 2006 due to $74 million in payments offset by an increase in estimate of $33 million. No further charges related to the 757 airplane program are expected.

767 Program During 2005 and in the six months ended June 30, 2006 the 767 program obtained some additional orders. It received four firm orders during the first six months of 2006 and six proposal acceptances during the three months ended June 30, 2006. The accounting quantity for this program was increased by three units during the second quarter of 2006. Given the pending competition for new U.S. Air Force (USAF) tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract are uncertain. We continue pursuing market opportunities for additional 767 sales, however, it is still reasonably possible a decision to complete production could be made this year. A forward loss is not expected as a result of such a decision but program margins would be reduced. See Note 11.

777 Program The 777 program continued normal progression of delivering aircraft during the six and three months ended June 30, 2006. The accounting quantity for the 777 program was increased by 50 units during the second quarter of 2006. The deferred production costs and unamortized tooling included in the 777 program’s inventory were $747 million and $361 million as of June 30, 2006 and $683 million and $411 million as of December 31, 2005. See Note 6.

787 Program* The 787 program continues preparing for the start of flight testing next year and has begun manufacturing and major assembly. While on track to meet performance commitments and entry into service, the company is making additional investments in R&D primarily to reduce risk on achieving goals relating to weight and schedule. The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2008. Major assembly for this program began at our key suppliers during the second quarter of 2006.

Acquisition On May 1, 2006, we announced that we entered into a definitive agreement to acquire Aviall, Inc. in an all cash merger for $48 per share or $1.7 billion. We will also assume Aviall’s debt balances as part of the transaction, which were approximately $350 million in total as of March 31, 2006. Aviall is an independent provider of new aviation parts and services in the aerospace industry. Aviall’s 2005 revenue was $1.3 billion, derived primarily from commercial and military product sales. Revenue for the three months ended March 31, 2006 was $367 million. The completion of the transaction is subject to customary conditions and relevant authorities’ approval and is expected to close before the end of the third quarter of 2006. Aviall will report to Boeing Commercial Aviation Services (CAS) and operate as a wholly-owned subsidiary. CAS is a growing business that provides aviation support, spares, training, maintenance documents and technical advice.

INTEGRATED DEFENSE SYSTEMS

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$14,960	$15,410	$7,774	$7,804
Operating Earnings	$1,126	$1,671	$309	$821
Operating Margins	7.5%	10.8%	4.0%	10.5%

			June 30 2006	December 31 2005
Contractual Backlog			$38,783	$36,505
Unobligated Backlog			$39,014	$44,008

Revenues

For the six and three months ended June 30, 2006 IDS revenues were $14,960 million and $7,774 million, a 3% and less than 1% decline from the same periods in 2005. A portion of this decrease is attributable to our strategic decision to divest our Rocketdyne business, which was finalized in the third quarter of 2005. The remainder of the decrease is driven by lower volume in N&SS and PE&MS, partially offset by growth in our Support Systems segment.

Operating Earnings

For the six and three months ended June 30, 2006 IDS operating earnings were $1,126 million and $309 million. The decrease of $545 million and $512 million is primarily due to $496 million in additional charges in our PE&MS segment in the second quarter resulting from technical and flight test issues on the Airborne Early Warning & Control (AEW&C) development program. An additional earnings reduction occurred in N&SS as a result of lower revenue and significant items in both 2005 and 2006 which are discussed more fully in the N&SS operating results. These earnings reductions were partially offset by earnings growth in Support Systems in both periods, in line with its revenue increase.

Backlog

IDS’ total backlog was $77,797 million at June 30, 2006, down $2,716 million from $80,513 million at December 31, 2005. The decrease was primarily driven by deliveries and sales on multi-year contracts awarded in prior years for C-17, FCS, and F/A-18, partially offset by a large order in the commercial satellite area. Total backlog is comprised of contractual backlog of $38,783 million, which represents the funded portion of work we are on contract to perform, and unobligated backlog of $39,014 million, which represents the work we are on contract to perform for which funding has not yet been authorized and appropriated.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of developmental programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases, the associated financial risks are primarily in lower profit rates or cancellation if milestones are not accomplished. Examples of these programs include Ground-based Midcourse Defense (GMD), FCS, P-8A Multi-mission Maritime Aircraft (P-8A), Proprietary, Airborne Laser, Joint Tactical Radio System, Family of Beyond Line-of-Sight Terminals, and E/A-18G.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could reduce our estimated price or increase our estimated cost to perform the work, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination for default (TFD) provisions or other financially significant exposure. These programs have risk for forward loss. Examples of these include AEW&C, 767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$6,558	$6,725	$3,411	$3,511
Operating Earnings	$470	$827	$(5)	$443
Operating Margins	7.2%	12.3%	(0.1)%	12.6%

			June 30 2006	December 31 2005
Contractual Backlog			$22,672	$21,815
Unobligated Backlog			$11,185	$15,189

Revenues

For the six and three months ended June 30, 2006 PE&MS revenues were $6,558 million and $3,411 million, a 3% decrease from the same periods in 2005 due to timing and mix changes. Higher volume on the P-8A and higher deliveries on Apache were offset by fewer milestone completions on AEW&C and fewer C-17 and F-15 deliveries.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
C-17 Globemaster	8	9	4	5
F/A-18E/F Super Hornet	21	21	11	11
T-45TS Goshawk	7	5	3	3
F-15E Eagle	0	2	0	2
C-40A Clipper	1	2	1	1
AH-64 Apache	14	5	5	0

Total New-Build Production Aircraft	51	44	24	22

Operating Earnings

For the six and three months ended June 30, 2006 PE&MS operating earnings were $470 million and a loss of $5 million, a $357 million and $448 million decrease from the same periods in 2005. The decrease is primarily due to a charge of $496 million, recorded during the quarter ended June 30, 2006, on the AEW&C development program (see the AEW&C section in Additional Considerations for further information). Partially offsetting this charge in both the first half and second quarter of 2006 were higher earnings from the Apache and P-8A revenue increases, favorable contract mix, and higher C-17 performance improvements from lean initiatives compared to last year.

Backlog

PE&MS total backlog was $33,857 million as of June 30, 2006, a 9% decrease from December 31, 2005. The primary cause of the decrease was deliveries on C-17, F/A-18, and Apache from multi-year contracts awarded in prior years.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

Airborne Early Warning & Control (AEW&C)

During the second quarter we recorded a $496 million charge on our international Airborne Surveillance Program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six 737-700 aircraft and Peace Eagle includes four 737-700 aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. The $496 million charge includes estimated additional program costs and reductions in expected pricing caused by technical complexities which resulted in schedule delays and cost growth and increased the risk of late delivery penalties. The financial impact recorded in the second quarter resulted from a detailed analysis of recent flight test data along with a series of additional rigorous technical and cost reviews which were conducted in May and June 2006. Flight testing began in 2006 and ramped up in the second quarter. The hardware and software development and integration have not progressed as quickly as we planned, resulting in the delivery for the first two aircraft being delayed 15 months and a revised delivery schedule for the remaining aircraft in 2008 through 2010. The overall program is just over 50% complete. We have reorganized the program to improve systems engineering and integration and we have strengthened the leadership team in both program management and engineering. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

C-17

As of June 30, 2006 we have delivered a total of 152 of the 180 C-17s ordered by the U.S. Air Force, with final deliveries scheduled for 2008. There continues to be substantial interest by international customers and the United States Government (USG) in purchasing additional C-17 aircraft. Despite the substantial interest in purchasing additional C-17s and pending orders, it is reasonably possible a decision to complete production could be made in 2006. Losses are not expected as result of such a decision because our contract with the USG covers shut-down and tooling disposition costs.

Network and Space Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$5,699	$6,332	$2,947	$3,110
Operating Earnings	$261	$496	$109	$200
Operating Margins	4.6%	7.8%	3.7%	6.4%

			June 30 2006	December 31 2005
Contractual Backlog			$7,796	$6,324
Unobligated Backlog			$26,629	$27,634

Revenues

For the six and three months ended June 30, 2006 N&SS revenues were $5,699 million and $2,947 million, a 10% and 5% decline from the same periods in 2005. A portion of this decrease is attributable to the Rocketdyne divestiture, which closed in the third quarter of 2005. The remainder of the decrease is due to lower volume in our Proprietary and NASA programs and fewer milestone completions in our commercial satellite business, partially offset by higher volume on FCS and higher milestone completions in our Delta launch business.

Deliveries of production units were as follows:

	Six months ended June 30		Three months ended June 30
	2006	2005	2006	2005
Delta II	1	2	1	1
Delta IV	2	0	2	0
Commercial/Civil Satellites	1	3	1	2

Operating Earnings

For the six and three months ended June 30, 2006 N&SS operating earnings were $261 million and $109 million, a 47% and 46% decrease from the same periods in 2005. In addition to the revenue decrease mentioned above, there were significant items impacting both periods.

The first six months of 2006 were impacted by losses of $109 million on the Delta IV program due to a settlement on an EELV launch capability services contract and Mission Manifest changes in quantity and timing of launches. Charges from revised cost estimates on WGS and Vigilare, both fixed priced development programs, further reduced 2006 earnings. The first six months of 2005 were favorably impacted by higher contract values for Delta IV launch contracts and a net gain on the sale of Electron Dynamic Devices Inc. (EDD). These were offset by charges in 2005 resulting from revised cost estimates on GMD, Proprietary, and Delta IV due to Mission Manifest changes.

In the second quarter of 2006 we recorded charges of $74 million on the Delta IV program due to a settlement on an EELV launch capability services contract and Mission Manifest changes in the quantity and timing of launches. In addition, we experienced revised cost estimates on Vigilare. In the second quarter of 2005 there were charges resulting from revised cost estimates on Proprietary, GMD, and Delta IV due to Mission Manifest changes.

The earnings resulting from our United Space Alliance joint venture for the six months ended June 2005 and 2006 were $37 million and $33 million.

Backlog

From December 31, 2005 to June 30, 2006 N&SS total backlog increased slightly to $34,425 million. Significant orders in Proprietary, GMD, and the commercial satellite business helped offset sales throughout the segment.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance

We entered into an agreement with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. The completion of the ULA transaction is subject to certain closing conditions including government and regulatory approval in the United States and internationally. On August 9, 2005 Boeing and Lockheed received clearance regarding the formation of ULA from the European Commission. On October 24, 2005 the Federal Trade Commission (FTC) requested additional information from us and Lockheed related to ULA in response to the pre-merger notice under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 submitted by the parties. The FTC’s “second request” extends the period that the FTC is permitted to review the transaction under the HSR Act. Upon completion of the transaction, ULA will be reported as an equity method investment and will be reported in the N&SS segment. We do not expect this agreement to have a material impact to our earnings, cash flows, or financial position for 2006. We remain committed to working with the customer and the regulatory agencies to obtain approval for ULA.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the N&SS segment. For the six and three months ended June 30, 2006, the venture conducted three and two successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist the venture in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our net maximum exposure to loss from Sea Launch at June 30, 2006 totals $129 million. The components of this exposure are as follows:

(Dollars in Millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$478	$191	$287
Partner Loans (Principal and Interest)	438	263	175
Advances to Provide for Future Launches	86			$86
Trade Receivable from Sea Launch	287	283		4
Performance Guarantees	39	1	23	15
Other Receivables from Sea Launch	71	36	11	24

	$1,399	$774	$496	$129

We made no additional capital contributions to the Sea Launch venture during the six months ended June 30, 2006.

Delta

Our cost estimates for the Delta II and Delta IV programs are based upon our best estimates of the number and timing of launch missions, referred to as the Mission Manifest, the costs to perform launch services, and the payments we will receive including certain missions where we believe we have legal basis to negotiate re-pricing for existing contracts, including priced options (see Note 11). If we are not successful at obtaining re-pricing, we may incur an $86 million charge for the ordered mission and up to $239 million for the priced options. The Mission Manifest represents management’s best estimate of the launch services market taking into account all known information. Due to the volatility of the government launch market, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and, therefore, the financial performance of the Delta programs. We have Delta inventory of $1,341 million and Delta fixed assets of $1,072 million that may be impaired if we are unable to obtain future contracts and appropriate pricing as assumed in our estimates. At this time, we believe our financials as of June 30, 2006 adequately account for these risks.

Satellites

We have one commercial satellite program that could expose us to a TFD notification risk of $224 million. Management believes a TFD is not likely due to continued performance to contract requirements and continuing contractual efforts.

We sometimes purchase insurance for replacement launch services or hardware to cover exposure if we do not meet specified performance criteria. There are contractual delivery activities for two satellites scheduled for the fourth quarter of 2006 for which full insurance coverage has not been procured. We estimate that the potential uninsured exposure for the deliveries are up to $224 million for one satellite and $330 million for the other, depending on the nature of the uninsured event.

See the discussions of BSSI/ICO Global Communications (Operations), Ltd. (ICO) litigation in Note 10 on Legal Proceedings, and discussion on Thuraya arbitration in Note 11 Other Commitments and Contingencies.

Support Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$2,703	$2,353	$1,416	$1,183
Operating Earnings	$395	$348	$205	$178
Operating Margins	14.6%	14.8%	14.5%	15.0%

			June 30 2006	December 31 2005
Contractual Backlog			$8,315	$8,366
Unobligated Backlog			$1,200	$1,185

Revenues

For the six and three months ended June 30, 2006 Support Systems revenues were $2,703 million and $1,416 million, a 15% and 20% increase over the same periods in 2005. The growth in both periods was fueled by Integrated Logistics programs such as C-17 and F/A-18; Maintenance, Modification and Upgrade (MM&U) programs such as F-15 and AC-130; and Training Systems and Services (TS&S) programs such as C-17 and F/A-18.

Operating Earnings

For the six and three months ended June 30, 2006 Support Systems operating earnings grew to $395 million and $205 million, a 14% and 15% increase over the same periods in 2005. The growth in operating earnings was in line with the revenue growth mentioned above.

Backlog

From December 31, 2005 to June 30, 2006 Support Systems total backlog decreased slightly to $9,515 million. New orders, including an international multi-year award in Integrated Logistics for CH-47 Chinook logistics support, offset sales throughout the segment.

BOEING CAPITAL CORPORATION

Summary Financial Information

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$480	$498	$243	$261
Operating Earnings	$132	$164	$62	$120
Operating Margins	27.5%	32.9%	25.5%	46.0%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease, and investment income. BCC’s revenues decreased for the six and three months ended June 30, 2006, primarily due to lower net gain on sale of assets and lower investment income as BCC placed its investments in Delta Air Lines, Inc. (Delta) and Northwest Airlines, Inc. (Northwest) on non-accrual status.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings decreased by $32 million during the six months ended June 30, 2006. This decrease is primarily due to lower revenues and a provision for losses of $2 million during the six months ended June 30, 2006 compared with a recovery of $32 million during the six months ended June 30, 2005. The decrease was offset by lower aircraft modification expense of $14 million and lower allocation of share-based plan expense of $6 million during the six months ended June 30, 2006 compared with 2005. Operating earnings decreased by $58 million during the three months ended June 30, 2006. This decrease is primarily due to lower revenues and a provision for losses of $3 million during the three months ended June 30, 2006 compared with a recovery of $36 million during the three months ended June 30, 2005 and lower aircraft modification expense of $8 million.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2006	December 31 2005
BCC Customer Financing and Investment Portfolio	$8,548	$9,206
% of Total Receivables in Valuation Allowance	2.3%	2.0%
Debt	$5,699	$6,322
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at June 30, 2006 decreased from December 31, 2005 due to normal portfolio run-off and sale of certain portfolio assets. At June 30, 2006 and December 31, 2005, BCC had $153 million and $47 million of assets that were held for sale or re-lease, which, as of June 30, 2006 and December 31, 2005, included $76 million and $36 million of assets currently under lease. Of the remaining $77 million and $11 million of assets held for sale or re-lease at June 30, 2006 and December 31, 2005, $69 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $191 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed, of which $114 million were subject to firm contracts at June 30, 2006.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies. For additional information, refer to page 44.

Significant Customer Contingencies

Delta Air Lines, Inc.

At June 30, 2006 and December 31, 2005, Delta accounted for $121 million and $118 million (1.4% and 1.3%) of BCC’s total portfolio. At June 30, 2006, the Delta portfolio consisted of investments in two EETCs secured by 17 767 aircraft, 18 737 aircraft and 13 757 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection on a consolidated basis. Delta retains certain rights by operating under Chapter 11 bankruptcy protection including the right to reject executory contracts with its creditors and return aircraft. To date, Delta is performing its obligations relating to the two EETCs and has not rejected or returned the aircraft. At December 31, 2005, Comair, Inc., a subsidiary of Delta subject to the consolidated bankruptcy, accounted for $10 million (0.1%) of BCC’s total portfolio. Effective June 28, 2006, the bankruptcy court approved Comair’s motion to reject its leases with us and the underlying aircraft have been returned. BCC does not expect that the current bankruptcy or reorganization of Delta or Comair, including a return of some or all of the aircraft financed, will have a material effect on its future earnings, cash flows and/or financial position.

Northwest Airlines, Inc.

At June 30, 2006 and December 31, 2005, Northwest accounted for $481 million and $494 million (5.6% and 5.4%) of BCC’s total portfolio. At June 30, 2006, the Northwest portfolio consisted of notes receivable on three 747 aircraft, three 757 aircraft, and three additional notes receivable, as well as an investment in an EETC secured by 11 A319 aircraft, three A330 aircraft and six 757 aircraft. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. Northwest requested a restructuring of certain obligations relating to the notes receivable which BCC is currently evaluating. We do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

Viacao Aerea Rio-Grandense

At June 30, 2006 and December 31, 2005, Viacao Aerea Rio-Grandense (VARIG) accounted for $258 million and $348 million (2.6% and 3.4%) of our total portfolio, of which $258 million and $270 million (3.0% and 2.9%) was included in BCC’s portfolio. At June 30, 2006, our portfolio consisted of two 737 aircraft and six MD-11 aircraft. In addition, two 777 aircraft, which are being returned from VARIG, are included in Commercial Airplanes’ inventory. VARIG’s request for reorganization was granted on June 22, 2005 by a Brazilian Court. In December 2005, VARIG’s reorganization plan was approved by the creditors and the Brazilian Court. In recent years, VARIG has repeatedly defaulted on its obligations under leases with BCC, which has resulted in deferrals and restructurings. VARIG is currently in default on its post-petition obligations. Currently we are negotiating termination agreements for our aircraft leased to VARIG and all such aircraft are grounded under a New York court order or for maintenance purposes. An auction for certain assets of VARIG was held with a successful bidder, and has been ratified by the Brazilian Court. The effect of the auction as it relates to VARIG’s obligation to us is not yet known. We do not expect the VARIG bankruptcy, including the impact of any restructurings, to have a material adverse effect on our earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with BCC. BCC has not reached agreement on any other restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Our Other segment classification includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Boeing Technology, an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Other segment also includes certain intercompany items. Intercompany items include certain transactions with BCC in the form of intercompany guarantees and other subsidies. There are various types of partial and full guarantees, all of which mitigate BCC’s financial risk with respect to its portfolio assets. As a result of these intercompany guarantees, we recognize charges in the Other segment.

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2006	2005	2006	2005
Operating Loss	$(151)	$(185)	$(90)	$(110)

The decreases of $34 million and $20 million for the six and three months ended June 30, 2006 in Other segment losses were primarily due to intercompany items in 2006. During the six and three months ended June 30, 2005, the Other segment recognized earnings of $63 million associated with the buyout of several operating lease aircraft by a customer and recorded loss provisions of $46 million due to deteriorated credit ratings of certain airlines and depressed aircraft values on aircraft subject to intercompany guarantees.

Additional Considerations

On June 26, 2006, we announced that we are accelerating the evaluation of options for the future of our Connexion by BoeingSM high-speed broadband communications business. We are working with our customers to thoroughly evaluate the Connexion marketplace and business model to determine next steps. In the meantime, we have limited further commercial expansion of the service. It is reasonably possible that this evaluation could lead to pre-tax charges up to $350 million in the second half of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow summary

	Six months ended June 30
(Dollars in millions)	2006	2005
Net earnings	$532	$1,101
Non-cash items	1,508	1,903
Changes in working capital	2,458	1,087

Net cash provided by operating activities	4,498	4,091
Net cash (used in) provided by investing activities	(646)	166
Net cash used in financing activities	(1,715)	(2,500)
Effect of exchange rate changes on cash and cash equivalents	18

Net increase in cash and cash equivalents	2,155	1,757
Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$7,567	$4,961

Operating Activities

Cash provided by operating activities increased by $407 million during the six months ended June 30, 2006. The changes recorded in the second quarter of 2006 related to the settlement with the U.S. Department of Justice of $571 million and AEW&C of $496 million did not result in cash outflows. In July 2006 we paid $615 million related to the settlement with the U.S. Department of Justice. The charge for AEW&C is expected to result in cash outflows that will be spread over the next several years. The year over year increase in cash provided by operations is primarily due to reductions in working capital reflecting lower Accounts receivable and Customer financing.

Investing activities

Cash used for investing activities totaled $646 million during the six months ended June 30, 2006 compared to $166 million provided during the six months ended June 30, 2005. The $812 million variance is primarily due to proceeds of $1,014 million received in 2005, from the disposition of our Commercial Airplanes operations in Wichita, Kansas, Tulsa and McAlester, Oklahoma. During the second quarter of 2006, we invested $111 million in an acquisition.

During 2004, we invested $3,011 million of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of investment fixed income instruments (U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities). As of June 30, 2006, the portfolio had an average duration of 1.6 years. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price.

Property, plant and equipment additions, excluding capital lease assets acquired, decreased by $42 million during the six months ended June 30, 2006 compared with the same period of 2005.

On May 1, 2006, Commercial Airplanes announced that they entered into a definitive agreement for acquisition of Aviall, Inc., in an all cash merger for $48 per share or $1.7 billion. We will also assume Aviall’s debt balances as part of the transaction, which were approximately $350 million in total as of March 31, 2006. We plan to retire this outstanding debt through a combination of a tender offer for the outstanding senior notes and repayment of the short term borrowing facility.

Financing activities

Cash used by financing activities decreased to $1,715 million during the six months ended June 30, 2006 from $2,500 million during the six months ended June 30, 2005 due to lower debt repayments and share repurchases. For the six months ended June 30, 2006 and 2005, we repaid $627 million and $1,160 million of debt. There were no debt issuances during the six months ended June 30, 2006 or 2005.

There were 11,783,600 shares repurchased at an average price of $78.81 in our open market share repurchase program, and 32,653 shares repurchased in a stock swap in the six months ended June 30, 2006. There were 19,171,600 shares repurchased at an average price of $59.49 in our open market share repurchase program, and 13,623 shares repurchased in a stock swap during the six months ended June 30, 2005.

On June 30, 2006, the appreciation in market value of the ShareValue Trust exceeded the established threshold resulting in a distribution to eligible employees. The distribution will be paid in Boeing common stock, except for employee withholding taxes, partial shares, distribution to foreign employees and beneficiaries of deceased participants, which will be paid in cash. See Note 8.

Total debt decreased to $10,461 million at June 30, 2006 from $10,727 million at December 31, 2005. Boeing repaid $627 million of debt during the first six months of 2006, of which BCC repaid $570 million of debt.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A

Short-term:
Boeing/BCC	F-1	P-1	A-1

On March 15, 2006, Moody’s Investors Service upgraded its ratings on debt securities issued by Boeing and BCC, citing our strong cash flow, balance sheet and cash on hand. The short term rating was changed to P-1 from P-2 and the long term rating was changed to A2 from A3. The outlook is stable. On May 11, 2006, Standard & Poor’s revised its outlook on Boeing and BCC to positive from stable.

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of June 30, 2006, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of June 30, 2006, we continue to be in full compliance with all covenants contained in our debt agreements.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2006 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the condensed consolidated financial statements for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that in 1999, two employees were found to have in their possession certain information pertaining to a competitor, Lockheed Martin, under the EELV Program. On July 24, 2003, the U.S. Air Force (USAF) suspended certain organizations in our space launch services business from receiving government contracts as a direct result of alleged wrongdoing relating to possession of the Lockheed information during the EELV source selection in 1998. The USAF also terminated 7 out of 21 of our EELV launches previously awarded through a mutual contract modification and disqualified the launch services business from competing for three additional launches under a follow-on procurement. Based upon our entry into an Interim Administrative Agreement, the USAF on March 4, 2005, lifted the suspension of our launch services business. The Agreement requires periodic reporting to the USAF and also provided for appointment of a Special Compliance Officer responsible for verifying our implementation of remedial measures and compliance with other provisions of the Agreement.

The EELV incident that resulted in the USAF suspension also led to a criminal investigation of the Company by the U.S. Attorney in Los Angeles. Two former employees were indicted as a result of that investigation and await trial.

In an unrelated incident, our former Executive Vice President and Chief Financial Officer, Mike Sears, and Darleen A. Druyun, a former U.S. Government official who had been vice president and deputy general manager of Missile Defense Systems, each pleaded guilty in 2004 to a single conflict-of-interest-related criminal charge. In each case, the charge arose from Druyun’s engagement in employment negotiations with Sears in October 2002 prior to disqualifying herself from participating in USAF business involving the Company. Both Sears and Druyun had been dismissed for cause from the Company in November 2003 based upon the results of an internal investigation regarding the employment discussions. (Immediately following their dismissal, we advised the USAF and U.S. Attorney in Alexandria, Virginia, of the underlying facts and agreed to cooperate in the ensuing investigation.) At her sentencing, Druyun asserted that she had given the Company favorable treatment in connection with certain contract actions, and that this treatment was influenced by the employment negotiations in 2002, as well as the previous hiring of Druyun’s daughter and her daughter’s then-boyfriend. These allegations led to a review of Druyun-related contract actions involving the Company by the U.S. Department of Defense.

In addition to the EELV and Druyun criminal investigations, the Civil Division of U.S. Department of Justice (Civil Division) informed us that it was considering filing civil claims against us based upon each incident. On June 30, 2006, we entered into a global settlement disposing of potential criminal charges and potential civil claims with the Civil Division and U.S. Attorneys in Los Angeles and Alexandria relating to both matters through two separate agreements.

In the agreement with the U.S. Attorneys in Los Angeles and Alexandria, we acknowledged responsibility for the conduct of our employees, agreed to pay a $50 million penalty, committed to maintaining our strengthened ethics and compliance program for the two-year term of the agreement, and further agreed to provide both U.S. Attorney offices with copies of certain compliance reports required to be made to the Air Force under the terms of the Interim Administrative Agreement. In exchange, the U.S. Attorneys agreed not to bring criminal charges against us in connection with either the EELV or the Druyun incident absent breach of the agreement or criminal misconduct by a Company executive of a nature similar to that in the underlying matters that is not reported to the government in the first instance by us. Were there a breach of the agreement, the government could elect between prosecuting us in the Druyun matter and seeking an additional penalty of up to $10 million.

Concurrent with entering into the U.S. Attorney agreement, we entered into a Civil Settlement with the Civil Division under which we agreed to pay $565 million in settlement of all potential civil claims arising from either the EELV or the Druyun matter, including potential claims under the False Claims Act, the Procurement Integrity Act, and any other statutory or common law theory that could potentially give rise to monetary damage claims within the jurisdiction of the Civil Division. Both the U.S. Attorney and Civil Settlement agreements include a requirement that we cooperate as requested by the government in any ongoing investigation relating to the EELV or Druyun incidents.

One additional legal proceeding that relates to the subject matter of the global settlement is Lockheed’s June 2003 lawsuit against us in federal court in the U.S. District Court for the Middle District of Florida based upon the EELV incident. In that matter, Lockheed sought injunctive relief, compensatory damages in excess of $2 billion and treble and punitive damages, and we filed counterclaims against Lockheed similarly seeking compensatory and punitive damages. Proceedings in that lawsuit have been stayed at the request of the parties pending closure of a proposed transaction to create a joint venture with Lockheed to provide launch services to the U.S. Government. If the transaction does not close, or if the Joint Venture Agreement is terminated according to its terms, either party may reinstate its claims against the other. It is not possible at this time to determine whether, should the claims be reinstated, an adverse outcome would have a material adverse effect on our financial position.

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

All parties in the consolidated litigation have reached a settlement. Under the terms of the settlement, we have agreed to adopt certain corporate governance measures that provide for and support board of director oversight and monitoring of our ethics and compliance program. We also commit to spend over a five-year period $29 million, in excess of 2004 expenditure levels for Boeing’s ethics and compliance program, to implement those measures and to further enhance our compliance, risk management, and internal governance functions and processes. The settlement provides that plaintiffs’ attorneys may seek an award of fees and expenses in an amount not to exceed $12 million, subject to court approval and payable from our D&O insurance coverage.

On March 16, 2006, the Circuit Court granted preliminary approval to the settlement and ordered that notice of the settlement be provided to shareholders. The Court held an approval hearing on June 21, 2006. Further court proceedings are scheduled for August 22, 2006.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that we are a defendant in four employment discrimination class actions. In the Williams class action, which was filed in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed in the U.S. Northern District of Illinois (alleging race discrimination), a spin-off from Williams, plaintiffs dropped their promotions claim on June 6, 2006 and put their compensation claims on hold pending the outcome of the Williams appeal. In the Carpenter class action, which was filed in the U.S. District Court for the District of Kansas (alleging gender discrimination), plaintiffs appealed the dismissal and decertification of their class in February 2004. In the Anderson class action, which was filed in the U.S. District Court for the Northern District of Oklahoma (alleging gender discrimination), the court is awaiting the ruling of the court of appeals in the Carpenter case so that it can then fully evaluate the merits of our motions to decertify the class and dismiss all class claims.

In addition, on March 2, 2006, we were served with a complaint filed in the U.S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of the company’s sale of the Wichita facility were tainted by age discrimination. The case is brought as a class action on behalf of individuals not hired by Spirit. Pursuant to an indemnity provision in the Asset Purchase Agreement, Spirit has agreed to defend and indemnify us.

On June 23, 2006, two employees and two former employees of Boeing filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Boeing, McDonnell Douglas Corporation and the Pension Value Plan for Employees of The Boeing Company (the “Plan”) on behalf of themselves and similarly situated participants in the Plan. The plaintiffs allege that as of January 1, 1999 and all times thereafter, the Plan’s benefit formula used to compute the accrued benefit violates the accrual rules of Employment Retirement Income Security Act and that plaintiffs are entitled to a recalculation of their benefits along with other equitable relief. We believe the allegations claimed by plaintiffs lack merit and intend to contest the matter vigorously. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

Item 1A. Risk Factors

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

Many of our contracts within IDS, and certain commercial airplane service contracts, are fixed-price type contracts (just over 50% of IDS revenues are generated from fixed-price type contracts).

Commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. While firm, fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price and the cost to perform the work prove to be incorrect, we can incur losses on those contracts. In addition, some of our contracts have specific provisions relating to cost controls, schedule, and product performance. If we fail to meet the terms specified in those contracts, then we may not realize their full benefits, which could increase our cost or cause our price to be reduced. Our ability to manage costs, schedules, and performance on these contracts may affect our financial condition; inability to manage them successfully may result in lower earnings, which would have an adverse effect on our financial results.

Fixed-price development work inherently has more uncertainty than production contracts and therefore more variability in estimates of the costs to complete the development stage. As work progresses through the development stage into production, the risks associated with estimating the total costs of the contract are reduced. In addition, successful performance of fixed-price development contracts, which include production units, is subject to our ability to control cost growth in meeting production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through liquidated damages or other financial instruments. While management uses its best judgment to estimate costs to perform the work and the fees we will eventually be paid on fixed-price development programs, future events could result in either upward or downward adjustments to those estimates. Examples of the company’s significant fixed-price development contracts include the AEW&C, 767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended June 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans Or Programs
4/01/06 thru 4/30/06	1,931,085	$82.17	1,930,000	16,959,344
5/01/06 thru 5/31/06	2,322,426	$84.52	2,318,300	14,641,044
6/01/06 thru 6/30/06	2,085,746	$81.50	2,085,300	12,555,744
TOTAL	6,339,257	$82.81	6,333,600	12,555,744

(1)	We repurchased an aggregate of 6,333,600 shares of our common stock in the open market pursuant to the resumption of our repurchase program that we publicly announced on May 3, 2004 (the “Program”) and an aggregate of 5,657 shares of our common stock in stock swap transactions outside of the Program.

(2)	Our Board of Directors approved the repurchase by us of up to an aggregate of 85 million shares of our common stock pursuant to the Program. The Program was consumed in September 2005. In June 2005, our Board of Directors approved the repurchase of an additional 40 million shares. Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

(a) Our Annual Meeting of Shareholders was held on May 1, 2006.

(b) In an uncontested election, ten nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2007. The votes were as follows:

	For	Withheld
John H. Biggs	669,136,648	16,322,667
John E. Bryson	647,850,708	37,608,606
Linda Z. Cook	669,001,556	16,457,759
William M. Daley	668,055,482	17,403,833
Kenneth M. Duberstein	659,850,225	25,609,090
John F. McDonnell	653,108,995	32,350,319
W. James McNerney, Jr.	663,189,555	22,269,760
Richard D. Nanula	669,418,238	16,041,077
Rozanne L. Ridgway	648,395,534	37,063,781
Mike S. Zafirovski	669,158,231	16,301,084

John M. Shalikashvili retired as of the date of the 2006 Annual Meeting.

(c) The results of voting on Proposals 2 through 10 (as numbered in the 2006 Proxy Statement) were as follows:

2. Management proposal to approve The Boeing Company Elected Officer Annual Incentive Plan:

Number of Votes
For	520,220,730
Against	41,491,997
Abstain	12,460,290
Broker non-votes	111,286,297

3. Management proposal to approve amendment of The Boeing Company 2003 Incentive Stock Plan:

Number of Votes
For	372,963,971
Against	188,488,816
Abstain	12,720,231
Broker non-votes	111,286,297

4. Management proposal to approve amendments to Certificate of Incorporation and By-laws to eliminate certain supermajority vote requirements:

Number of Votes
For	539,996,431
Against	21,646,263
Abstain	12,530,324
Broker non-votes	111,286,297

5. Advisory vote on appointment of Deloitte & Touche LLP as independent auditors:

Number of Votes
For	661,339,636
Against	13,135,900
Abstain	10,983,779
Broker non-votes	0

6. Shareholder proposal on human rights policies:

Number of Votes
For	123,266,708
Against	370,568,946
Abstain	80,337,364
Broker non-votes	111,286,297

7. Shareholder proposal on military contracts:

Number of Votes
For	44,333,495
Against	460,119,522
Abstain	69,720,001
Broker non-votes	111,286,297

8. Shareholder proposal on disclosure of charitable contributions:

Number of Votes
For	52,635,828
Against	451,274,165
Abstain	70,263,024
Broker non-votes	111,286,297

9. Shareholder proposal on majority voting for director elections:

Number of Votes
For	327,610,463
Against	233,034,718
Abstain	13,527,836
Broker non-votes	111,286,297

10. Shareholder proposal on independent board chairman:

Number of Votes
For	203,123,203
Against	357,965,745
Abstain	13,084,069
Broker non-votes	111,286,297

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i) Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006. (Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

(ii) By-Laws, as amended and restated on June 26, 2006. (Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated June 26, 2006).

(10)	Material Contracts

(i)     Agreement and Plan of Merger, dated April 30, 2006 by and among The Boeing Company, Boeing-Avenger, Inc., a direct wholly owned subsidiary of Boeing, and Aviall, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 4, 2006.)

(ii) The Boeing Elected Officer Annual Incentive Plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

(iii)   The Boeing Company 2003 Incentive Stock Plan (as Amended and Restated Effective February 27, 2006). (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

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

THE BOEING COMPANY
(Registrant)

July 26, 2006	/s/ Harry S. McGee III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)