Form 10-Q
period 2006-09-30
BOEING CO
filed 2006-10-25
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 20, 2006, there were 790,739,355 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Sales of products	$37,539	$32,598	$12,388	$10,060
Sales of services	6,450	7,122	2,351	2,295

Total revenues	43,989	39,720	14,739	12,355

Cost of products	(30,310)	(26,802)	(9,789)	(8,432)
Cost of services	(5,409)	(6,050)	(2,014)	(1,987)
Boeing Capital Corporation interest expense	(267)	(266)	(88)	(87)

Total costs and expenses	(35,986)	(33,118)	(11,891)	(10,506)

	8,003	6,602	2,848	1,849
Income from operating investments, net	95	68	42	24
General and administrative expense	(3,077)	(3,289)	(834)	(1,172)
Research and development expense	(2,320)	(1,604)	(833)	(521)
(Loss)/gain on dispositions/business shutdown, net	(268)	491	(272)	583
Settlement with U.S. Department of Justice, net of accruals	(571)

Earnings from operations	1,862	2,268	951	763
Other income, net	296	184	104	119
Interest and debt expense	(203)	(241)	(67)	(70)

Earnings before income taxes	1,955	2,211	988	812
Income tax (expense)/benefit	(729)	(113)	(294)	201

Net earnings from continuing operations	1,226	2,098	694	1,013
Cumulative effect of accounting change, net of taxes of $12		21
Net loss on disposal of discontinued operations, net of taxes of $(5) and $(3)		(7)		(2)

Net earnings	$1,226	$2,112	$694	$1,011

Basic earnings per share from continuing operations	$1.60	$2.65	$0.90	$1.28
Cumulative effect of accounting change, net of taxes		0.03
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Basic earnings per share	$1.60	$2.67	$0.90	$1.28

Diluted earnings per share from continuing operations	$1.57	$2.60	$0.89	$1.26
Cumulative effect of accounting change, net of taxes		0.03
Net loss on disposal of discontinued operations, net of taxes		(0.01)

Diluted earnings per share	$1.57	$2.62	$0.89	$1.26

Cash dividends paid per share	$0.90	$0.75	$0.30	$0.25

Weighted average diluted shares (millions)	789.3	806.4	784.0	802.8

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	September 30 2006	December 31 2005
Assets
Cash and cash equivalents	$5,198	$5,412
Short-term investments	423	554
Accounts receivable, net	5,256	5,246
Current portion of customer financing, net	364	367
Deferred income taxes	2,962	2,449
Inventories, net of advances and progress billings	8,173	7,878

Total current assets	22,376	21,906
Customer financing, net	8,791	9,639
Property, plant and equipment, net of accumulated depreciation of $11,857 and $11,272	8,670	8,420
Goodwill	3,208	1,924
Prepaid pension expense	13,031	13,251
Other acquired intangibles, net	1,471	875
Deferred income taxes	148	140
Investments	2,864	2,852
Other assets, net of accumulated amortization of $284 and $204	899	989

	$61,458	$59,996

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$16,741	$16,513
Advances and billings in excess of related costs	10,524	9,868
Income taxes payable	813	556
Short-term debt and current portion of long-term debt	1,582	1,189

Total current liabilities	29,660	28,126
Deferred income taxes	2,930	2,067
Accrued retiree health care	6,063	5,989
Accrued pension plan liability	2,954	2,948
Other long-term liabilities	276	269
Long-term debt	8,549	9,538
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	4,313	4,371
Treasury shares, at cost – 220,884,445 and 212,090,978	(12,134)	(11,075)
Retained earnings	17,989	17,276
Accumulated other comprehensive loss	(1,761)	(1,778)
ShareValue Trust Shares – 30,800,862 and 39,593,463	(2,442)	(2,796)

Total shareholders’ equity	11,026	11,059

	$61,458	$59,996

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2006	2005
Cash flows – operating activities:
Net earnings	$1,226	$2,112
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	553	817
Depreciation	1,057	1,061
Amortization of other acquired intangibles	66	69
Amortization of debt discount/premium and issuance costs	12	19
Pension expense	525	774
Investment/asset impairment charges, net	85	65
Customer financing valuation provision	19	47
Loss/(gain) on dispositions/business shutdown, net	268	(491)
Other charges and credits, net	112	89
Excess tax benefits from share-based payment arrangements	(118)	(46)
Changes in assets and liabilities –
Accounts receivable	166	(346)
Inventories, net of advances and progress billings	520	(1,050)
Accounts payable and other liabilities	(682)	1,396
Advances and billings in excess of related costs	656	1,501
Income taxes receivable, payable and deferred	757	568
Other long-term liabilities	(45)	(451)
Prepaid pension expense	(520)	(1,832)
Other acquired intangibles, net	(8)	(22)
Accrued retiree health care	73	11
Customer financing, net	515	525
Other	(179)	(203)

Net cash provided by operating activities	$5,058	$4,613

Cash flows – investing activities:
Discontinued operations customer financing, reductions		2
Property, plant and equipment additions	(1,093)	(1,074)
Property, plant and equipment reductions	86	17
Acquisitions, net of cash acquired	(1,854)	(164)
Proceeds from dispositions of discontinued operations		33
Proceeds from dispositions	109	1,660
Contributions to investments	(1,591)	(2,162)
Proceeds from investments	1,775	2,033

Net cash (used)/provided by investing activities	$(2,568)	$345

Cash flows – financing activities:
New borrowings	1
Debt repayments	(1,098)	(1,270)
Stock options exercised, other	227	274
Excess tax benefits from share-based payment arrangements	118	46
Common shares repurchased	(1,254)	(2,045)
Dividends paid	(719)	(620)

Net cash used by financing activities	$(2,725)	$(3,615)

Effect of exchange rate changes on cash and cash equivalents	21

Net (decrease)/increase in cash and cash equivalents	(214)	1,343

Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$5,198	$4,547

Non-cash investing and financing activities:
Capital lease obligations incurred	$356

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in millions)	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Income
Balance January 1, 2005	$3,420	$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092

Share-based compensation	720
Tax benefit related to share-based plans	35
Restricted stock compensation and reclassification of deferred compensation	3
Changes in capital stock	23
ShareValue Trust market value adjustment	773		(773)
Excess tax pools	63
Treasury shares issued for share-based plans, net	(666)	612
Treasury shares repurchased		(2,877)
Net earnings					2,572	2,572
Cash dividends declared ($1.05 per share)					(861)
Minimum pension liability adjustment, net of tax of $(45)				167		167
Reclassification adjustment for losses realized in net earnings, net of tax of $(15)				21		21
Unrealized loss on certain investments, net of tax of $8				(12)		(12)
Currency translation adjustment				(29)		(29)

Balance December 31, 2005	$4,371	$(11,075)	$(2,796)	$(1,778)	$17,276	$2,719

Share-based compensation	404
ShareValue Trust withholding tax	(265)
ShareValue Trust Distribution	(471)		457
Tax benefit related to share-based plans	31
ShareValue Trust market value adjustment	404		(404)
Excess tax pools	284
Treasury shares issued for share-based plans, net	(445)[1]	496
Treasury shares repurchased		(1,254)
Treasury share transfer		(301)	301
Net earnings					1,226	1,226
Cash dividends declared ($.60 per share)					(478)
Dividends related to Performance Share payout					(35)
Reclassification adjustment for gains realized in net earnings, net of tax of $9				(15)		(15)
Unrealized loss on derivative instruments, net of tax of $2				(3)		(3)
Unrealized gain on certain investments, net of tax of ($8)				15		15
Currency translation adjustment				20		20

Balance September 30, 2006	$4,313	$(12,134)	$(2,442)	$(1,761)	$17,989	$1,243

1Includes transfers of Shareholders’ equity of $176, primarily to other liabilities for employee withholding taxes.

See notes to condensed consolidated financial statements.

The Company’s 2005 stock repurchase program was terminated by resolution of our Board of Directors on August 28, 2006 and replaced with a program approving the repurchase of $3 billion of additional common stock (the “2006 program”). Unless terminated earlier by resolution of our Board of Directors, the 2006 Program will expire when we have used all funds authorized for repurchase. For the nine months ended September 30, 2006 we repurchased 19,771,179 shares.

The Boeing Company and Subsidiaries

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Sales and other operating revenues:
Commercial Airplanes*	$20,859	$15,831	$6,693	$4,623
Integrated Defense Systems:
Precision Engagement and Mobility Systems	10,032	9,756	3,474	3,031
Network and Space Systems	8,555	9,368	2,856	3,036
Support Systems	4,165	3,754	1,462	1,401

Total Integrated Defense Systems	22,752	22,878	7,792	7,468
Boeing Capital Corporation	784	728	304	230
Other	218	587	60	55
Accounting differences/eliminations	(624)	(304)	(110)	(21)

Sales and other operating revenues	$43,989	$39,720	$14,739	$12,355

Earnings from operations:
Commercial Airplanes	$2,068	$1,101	$646	$238
Integrated Defense Systems:
Precision Engagement and Mobility Systems	942	1,234	472	407
Network and Space Systems	489	1,208	228	712
Support Systems	574	540	179	192

Total Integrated Defense Systems	2,005	2,982	879	1,311
Boeing Capital Corporation	254	192	122	28
Other	(645)	(290)	(494)	(105)
Unallocated expense	(1,249)	(1,717)	(202)	(709)
Settlement with U.S. Department of Justice, net of accruals	(571)

Earnings from operations	1,862	2,268	951	763
Other income, net	296	184	104	119
Interest and debt expense	(203)	(241)	(67)	(70)

Earnings before income taxes	1,955	2,211	988	812
Income tax (expense)/benefit	(729)	(113)	(294)	201

Net earnings from continuing operations	$1,226	$2,098	$694	$1,013
Cumulative effect of accounting change, net of taxes of $12		21
Net loss on disposal of discontinued operations, net of taxes of $(5) and $(3)		(7)		(2)

Net earnings	$1,226	$2,112	$694	$1,011

Research and development expense:
Commercial Airplanes	$1,668	$921	$612	$287
Integrated Defense Systems:
Precision Engagement and Mobility Systems	297	328	90	118
Network and Space Systems	225	258	68	84
Support Systems	63	60	21	21

Total Integrated Defense Systems	585	646	179	223
Other	67	37	42	11

Total research and development expense	$2,320	$1,604	$833	$521

See notes to condensed consolidated financial statements.

*	2005 amounts have been adjusted due to the retrospective adoption of EITF 02-16. See Note 1.

See Note 13 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2006, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2005 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

For the nine and three months ended September 30, 2006, this change decreased Consolidated and Commercial Airplanes segment Sales of products and Cost of products by $1,365 and $493. Commercial Airplanes segment’s Sales of products and Cost of products were also reduced by $921 and $274 for the same periods.

The effect of the change on revenues and Cost of products is shown in the following table.

	Nine months ended September 30, 2005			Three months ended September 30, 2005
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Sales of products	$33,519	$(921)	$32,598	$10,334	$(274)	$10,060
Sales of services	7,122		7,122	2,295		2,295

Total revenues	$40,641	$(921)	$39,720	$12,629	$(274)	$12,355

Cost of products	$(27,723)	$921	$(26,802)	$(8,706)	$274	$(8,432)
Cost of services	(6,050)		(6,050)	(1,987)		(1,987)
Boeing Capital Corporation interest expense	(266)		(266)	(87)		(87)

Total costs and expenses	$(34,039)	$921	$(33,118)	$(10,780)	$274	$(10,506)

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Standard requires the balance sheet recognition of the funded status of defined benefit pension and other postretirement plans, along with a corresponding after-tax adjustment to stockholders’ equity. The recognition of funded status provision of this Standard applies prospectively and is effective December 31, 2006. This Standard also requires measurement of plan assets and benefit obligations at the fiscal year end effective December 31, 2008. We estimate the impact of this Statement on our financial statements to result in an after-tax reduction in our stockholders’ equity of approximately $7,000 as of December 31, 2006.

Note 3 – Acquisition

On September 20, 2006, we completed our acquisition of Aviall, Inc. (Aviall) by acquiring all of the outstanding shares of Aviall for $1,780, including transaction fees totaling $46. Aviall is an independent provider of new aviation parts and services in the aerospace industry. Its capabilities include global parts distribution and supply chain services for aerospace, defense and marine industries worldwide. The Aviall acquisition is intended to complement existing offerings in our Commercial Airplanes and Integrated Defense Systems’ (IDS) Support Systems reporting segments. Aviall’s acquisition was accounted for under the purchase method of accounting. Accordingly, the results of operations have been included in our consolidated financial statements from the acquisition date and are included in Commercial Airplanes’ and IDS’ Support Systems reporting segments. Aviall’s revenue for January 1, 2006 through September 20, 2006 was $1,026.

Disclosed in the table below is the preliminary allocation of the purchase price to the Aviall assets acquired and assumed liabilities at estimated fair values. Given the recent acquisition date, management has not yet completed its final fair value assessment and expects to complete the allocation process during the fourth quarter.

Accounts receivable	$200
Net inventory	525
Other current assets	64
Property, plant and equipment	11
Goodwill	1,176
Intangible assets	654
Other assets	35
Accounts payable	(196)
Other current liabilities	(79)
Debt acquired and repaid	(458)
Other long-term liabilities	(152)

Total net assets acquired	$1,780

Note 4 – Goodwill

In conjunction with our IDS segment realignment, effective January 1, 2006, we performed an impairment test that resulted in no identified impairments. Our annual goodwill impairment test as of April 1, 2006 also resulted in no identified impairments.

The changes in carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 is reflected in the following table:

	Commercial Airplanes	Precision Engagement & Mobility Systems	Network and Space Systems	Support Systems	Total
Balance at December 31, 2005	$280	$611	$904	$129	$1,924
Aviall acquisition[1]	1,009			167	1,176
Other acquisition[2]	111		(3)		108

Balance at September 30, 2006	$1,400	$611	$901	$296	$3,208

[1]	The excess purchase price over the net assets acquired in the Aviall acquisition was allocated between intangible assets and goodwill. Our allocation is preliminary and we expect to adjust the goodwill amount in the fourth quarter when the purchase price allocation is finalized.
[2]	The increase in goodwill is the result of an acquisition in the second quarter 2006. The purchase price allocation for this acquisition is preliminary and we expect to adjust the goodwill amount in the fourth quarter when we complete its final and fair value assessment and the purchase price allocation is finalized.

Note 5 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Weighted average shares outstanding	761.2	784.5	762.5	777.2
Participating securities	10.8	8.6	10.5	10.1

Basic weighted average shares outstanding	772.0	793.1	773.0	787.3
Dilutive potential common shares	17.3	13.3	11.0	15.5

Diluted weighted average shares outstanding	789.3	806.4	784.0	802.8

The numerator used to compute diluted earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Net earnings	$1,226	$2,112	$694	$1,011
Expense related to diluted shares	11

Total numerator	$1,237	$2,112	$694	$1,011

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

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Stock options		0.3	6.1	0.1
Stock units		0.1	0.1
Performance Shares	6.5	26.4	6.5	26.4
Performance Awards	1.6		1.6
ShareValue Trust	23.9	34.4	27.2	32.9

Note 6 – Income Taxes

The effective income tax rate of 37.3% for the nine months ended September 30, 2006 differs from the prior year effective income tax rate of 9.1% primarily due to the effects of a prior year settlement with the Internal Revenue Service for the tax years 1998-2001 and the non-deduction of the global settlement with the U.S. Department of Justice during the second quarter of 2006.

Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $909 and $867 at September 30, 2006 and December 31, 2005. Accruals relate to tax issues for U.S. federal, domestic state, and taxation of foreign earnings as follows:

•	The accruals associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax rules, the amount of research and development tax credits claimed, U.S. taxation of foreign earnings, and valuation issues regarding charitable contributions claimed were $801 at September 30, 2006 and $738 at December 31, 2005. IRS examinations have been completed through 2001. We have filed appeals with the IRS for 1998-2001 and for McDonnell Douglas Corporation for 1993-1997. We are in the final stages of the appeal for McDonnell Douglas Corporation.

•	The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $77 at September 30, 2006 and $98 at December 31, 2005, net of federal benefit.

•	The accruals associated with taxation of foreign earnings were $31 at September 30, 2006 and December 31, 2005.

We believe adequate provision for all outstanding issues has been made for all jurisdictions and all open years.

Legislative Update

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was enacted which repealed the FSC/ETI exclusion tax benefit binding contract provisions of the American Jobs Creation Act of 2004. Therefore, 2006 will be the final year for recognizing any export tax benefits. The full year 2006 effective tax rate benefit from the ETI binding contract provisions is approximately 1.5%.

Effective December 31, 2005, the U.S. research tax credit expired. If the credit is legislatively reinstated for the full year of 2006, the 2006 effective income tax rate is expected to be reduced by approximately 1.0%. No research tax credit benefit has been recorded in earnings through September 30, 2006.

Note 7 – Inventories

Inventories consisted of the following:

	September 30 2006	December 31 2005
Long-term contracts in progress	$14,518	$14,194
Commercial aircraft programs	8,518	7,745
Commercial spare parts, used aircraft, general stock materials and other, net of reserves	2,792	2,235

	25,828	24,174
Less advances and progress billings	(17,655)	(16,296)

	$8,173	$7,878

Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of September 30, 2006 and December 31, 2005. See Note 11.

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,374 and $1,140 as of September 30, 2006 and December 31, 2005. As of September 30, 2006 and December 31, 2005, early issued sales consideration, net of advance deposits, included $165 and $194 related to one financially troubled customer, which we believe is fully recoverable as of September 30, 2006.

Long-term contracts in progress inventories at September 30, 2006 and December 31, 2005 include Delta launch program inventories of $1,346 and $1,243 that are not currently recoverable from existing orders; however, based on the Mission Manifest, which represents estimated quantities and timing of launch missions for existing and anticipated contracts, we believe we will recover these costs. These costs include deferred production costs and unamortized tooling described below. Additionally, at September 30, 2006 and December 31, 2005 we have Delta fixed assets of $1,068 and $1,097 that may be impaired if we are unable to obtain future contracts and appropriate pricing as assumed in our estimates.

Deferred production costs represent commercial aircraft programs and integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units to be produced. As of September 30, 2006 and December 31, 2005, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go cost estimates. As of September 30, 2006 and December 31, 2005, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling are summarized in the following table:

	September 30 2006	December 31 2005
Deferred production costs:
777 program	$725	$683
Delta II & IV programs	256	271
Unamortized tooling:
777 program	$351	$411
Delta II & IV programs	189	194

Note 8 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Components of net periodic benefit cost – pensions
Service cost	$680	$666	$227	$228
Interest cost	1,872	1,834	624	618
Expected return on plan assets	(2,587)	(2,626)	(865)	(883)
Amortization of prior service costs	140	139	46	47
Recognized net actuarial loss	684	498	228	170
Settlement/curtailment loss		319		250

Net periodic benefit cost – pensions	$789	$830	$260	$430

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Components of net periodic benefit cost – other postretirement benefits
Service cost	$108	$111	$36	$37
Interest cost	327	346	109	115
Expected return on plan assets	(6)	(5)	(2)	(2)
Amortization of prior service costs	(67)	(85)	(21)	(28)
Recognized net actuarial loss	98	124	32	41
Settlement/curtailment gain		(67)		(66)

Net periodic benefit cost – other postretirement benefits	$460	$424	$154	$97

During the nine months ended September 30, 2006 and 2005, we made discretionary pension contributions of $513 (pre-tax) and $1,832 (pre-tax). Additional discretionary pension contributions are possible in 2006. We expect to contribute approximately $16 (pre-tax) to our other postretirement benefit plans in 2006. During the nine months ended September 30, 2006 and 2005, we made contributions to our other postretirement benefit plans of $13 and $11.

Note 9 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

Share-based plans expense is included in General and administrative expense since it is incentive compensation issued primarily to our executives. The components of share-based plans expense are as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Performance Shares	$366	$597	$31	$216
Stock options, other	113	161	39	53
ShareValue Trust	74	59	31	19

Share-based plans expense	$553	$817	$101	$288

Performance Shares

We recorded $114 and $116 for the nine months ended September 30, 2006 and 2005 and $12 and $20 for the three months ended September 30, 2006 and 2005 of additional compensation expense to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock at the employees’ election. A total of 12,402,642 Performance Shares with a total market value of $1,008 were converted or deferred during the nine months ended September 30, 2006. A total of 5,919,737 units expired during the nine months ended September 30, 2006.

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

Based on the average stock price of $82.285 as of June 30, 2006, the market value of fund 1 exceeded the threshold of $1,004 by $758. This excess was paid in Boeing common stock, except for partial shares and distributions to foreign employees and beneficiaries of deceased participants, which were paid in cash. After employee withholding taxes of $265, which were recorded as a liability in the second quarter of 2006 and were paid in the third quarter of 2006, 5.6 million shares of common stock were distributed to participants during the third quarter of 2006. These distributions were recorded as a deduction to Additional paid-in capital. In addition, related employer payroll taxes of $59 were expensed in the second quarter of 2006.

If on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock. Similarly, if on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of September 30, 2006 the market values of Fund 1 and 2 were $971 and $1,471.

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

The 2009 payout assuming target performance would be approximately $136. The minimum amount is zero and the maximum amount we could be required to payout for the Performance Awards is $272. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

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

Changes in the market value of participant balances are reflected as an adjustment to the deferred compensation liability with an offset to compensation expense. Total compensation expense related to the change in market value was $131 and $(16) for the nine and three months ended September 30, 2006 and $139 and $14 for the nine and three months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, the deferred compensation liability which is being marked to market was $1,348 and $1,261. At September 30, 2006, $474 of the deferred compensation liability, which is being marked to market, was related to Boeing shares.

Note 10 – Arrangements with Off-Balance Sheet Risk

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

As of September 30, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,132	$4,123	$7
Residual value guarantees	351	293	15
Credit guarantees related to the Sea Launch venture	478	287	191
Other credit guarantees	33	18
Performance guarantees	52	23	1
* Amounts included in Accounts payable and other liabilities

As of December 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Residual value guarantees	352	288	$15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	41	13	8
Performance guarantees	48	21	1
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

Standby letters of credit and surety bonds We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,219 and approximately $3,957 as of September 30, 2006 and as of December 31, 2005.

Product warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2006 and 2005.

	Product Warranty Liabilities*
	2006**	2005
Beginning balance – January 1	$781	$781
Additions for new warranties	115	87
Reductions for payments made	(156)	(116)
Changes in estimates	25	(5)

Ending balance – September 30	$765	$747

*	Amounts included in Accounts payable and other liabilities
**	Warranty obligations that are considered abnormal are recorded as a current period expense when accrued.

Material variable interests in unconsolidated entities

As of September 30, 2006, our maximum exposure to economic loss from Enhanced Equipment Trust Certificates (EETCs) is $104. During the nine months ended September 30, 2006, certain of our EETC investments were sold or fully repaid at maturity for $180, for which we recognized income of $54. As of September 30, 2006, the EETC investments had total assets of $525 ($3,985 at December 31, 2005) and total debt of $421 ($3,716 at December 31, 2005). This debt is non-recourse to us and includes $404 that is senior to Boeing Capital Corporation’s (BCC) debt investments. For the nine months ended September 30, 2006, we recorded revenues of $2 and received cash of $7 related to the EETCs remaining as our investments.

Note 11 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Many potentially significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed below.

We are subject to various U.S. Government investigations, from which civil, criminal or administrative proceedings could result or have resulted. Such proceedings involve, or could involve claims by the Government for fines, penalties, compensatory and treble damages, restitution and/or forfeitures. Under government regulations, a company, or one or more of its operating divisions or subdivisions, can also be suspended or debarred from government contracts, or lose its export privileges, based on the results of investigations. We believe, based upon current information, that the outcome of any such government disputes and investigations will not have a material adverse effect on our financial position, except as set forth below.

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2006, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from

February 1991 (currently totaling approximately $1,250). In that event, our loss would total approximately $1,574 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,048, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2006. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

Global Settlement of the Evolved Expendable Launch Vehicle (EELV) and Druyun Matters

On June 30, 2006 we entered into a global settlement through two separate agreements disposing of potential criminal charges and civil claims with the Civil Division of the U.S. Justice Department and U.S. Attorneys in Los Angeles, CA and Alexandria, VA relating to two separate procurement integrity incidents. The first incident in 1999, involved possession by four Boeing employees of Lockheed Martin competitor information related to the EELV program. The second incident related to conflict of interest charges. In the agreement with the U.S. Attorneys in Los Angeles and Alexandria we agreed to pay a $50 penalty, committed to maintaining our strengthened ethics and compliance program for the two-year term of the agreement and agreed to provide both U.S. Attorney offices with certain compliance reports. Concurrent with entering into the U.S. Attorney agreement, we entered into a Civil Agreement with the Civil Division of the U.S. Department of Justice under which we agreed to pay $565 in settlement of all potential civil claims. We are also subject to an Administrative Agreement with the U.S. Air Force through March 2008 which requires certain compliance activities and reports.

One additional civil proceeding that relates to the subject matter of the global settlement is Lockheed’s June 2003 lawsuit against us in the U.S. District Court for the Middle District of Florida based upon the EELV incident. In that matter, Lockheed sought injunctive relief, compensatory damages in excess of $2,000, and treble damages and punitive damages, and we filed counterclaims against Lockheed similarly seeking compensatory and punitive damages. Proceedings in that lawsuit have been stayed at the request of the parties pending closure of a proposed transaction to create a joint venture with Lockheed to provide launch services to the U.S. Government. If the transaction does not close, or if the Joint Venture Agreement is terminated according to its terms, either party may reinstate its claims against the other.

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

On March 16, 2006, the Circuit Court granted preliminary approval to the settlement and ordered that notice of the settlement be provided to shareholders. The Court held final approval hearings in June and October 2006, with further proceedings anticipated in November 2006.

Employment and benefits litigation

We are a defendant in four employment discrimination class actions. In the Williams class action, which was filed in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed in the U.S. Northern District of Illinois (alleging race discrimination), a spin-off from Williams, plaintiffs dropped their promotions claim on June 6, 2006 and put their compensation claims on hold pending the outcome of the Williams appeal. In the Carpenter class action, which was filed in the U.S. District Court for the District of Kansas (alleging gender discrimination), plaintiffs appealed the dismissal of their overtime claim and decertification of their class in February 2004. The dismissal of the overtime claim was affirmed on appeal on August 8, 2006 and the appeal of the decertification ruling was dismissed as untimely. In the Anderson class action, which was filed in the U.S. District Court for the Northern District of Oklahoma (alleging gender discrimination), we are in the process of filing additional briefs with the court to address the impact of the Carpenter ruling on our motions to decertify the class and dismiss all class claims.

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

On June 23, 2006, two employees and two former employees of Boeing filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Boeing, McDonnell Douglas Corporation and the Pension Value Plan for Employees of The Boeing Company (the “Plan”) on behalf of themselves and similarly situated participants in the Plan. The plaintiffs allege that as of January 1, 1999 and all times thereafter, the Plan’s benefit formula used to compute the accrued benefit violates the accrual rules of Employment Retirement Income Security Act and that plaintiffs are entitled to a recalculation of their benefits along with other equitable relief. We believe the allegations claimed by plaintiffs lack merit and have filed a motion to dismiss all claims. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On August 22, 2006, four United Aerospace Workers (UAW) Local 1069 retirees and the International UAW filed a class action lawsuit in the Eastern District of Michigan seeking to represent a class of retirees formerly employed at Boeing Rotorcraft in Philadelphia and previously represented by the UAW. The plaintiffs alleged that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. The lawsuit alleged that the collective bargaining agreements and the medical plans obligate Boeing to provide vested lifetime retiree health care benefits to the plaintiffs and to all class members. Without prior notice, the plaintiffs dismissed this lawsuit on September 13, 2006. On September 13, 2006, two other UAW Local 1069 retirees filed an identical class action lawsuit in the Middle District of Tennessee asserting the same allegations that Boeing is obligated to provide vested lifetime retiree medical benefits to plaintiffs and all class members. On September 15, 2006, Boeing filed a Declaratory Judgment Act lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a judicial ruling confirming that the Company has the legal right to make changes to these medical benefits. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U. S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the “Plan”), allege that fees and expenses incurred by the Plan were and are unreasonable and excessive, not incurred solely for the benefit of the Plan and its participants, and undisclosed to participants. The plaintiffs further allege that defendants breached their fiduciary duties in violation of Section 502(a)(2) of ERISA, and seek injunctive and equitable relief pursuant to Section 502(a)(3) of ERISA. It is not possible to determine at this time whether an adverse outcome in this matter would have a material adverse impact on our financial position.

BSSI/ICO litigation

On August 16, 2004, in response to a draft demand for arbitration from ICO Global Communications (Operations), Ltd. (ICO) seeking return of monies paid by ICO to Boeing Satellite Systems International, Inc. (BSSI) under contracts for manufacture and launch of communications satellites, BSSI filed a complaint for declaratory relief against ICO in Los Angeles County Superior Court. BSSI’s suit seeks a declaratory judgment that ICO’s prior termination of the contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, and other claims, and seeking recovery of all amounts it invested in the contracts, which are alleged to be approximately $2,000; ICO added the Company to the suit approximately one year later. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims.

On March 10, 2006, BSSI filed a motion for summary judgment or, in the alternative, for summary adjudication on its complaint against ICO and ICO’s cross-complaint against BSSI. The motion was denied in August 2006. A trial date has been set for September 2007.

We believe that ICO’s claims lack merit and intend to aggressively pursue our claims.

BSSI/Thuraya litigation

On September 10, 2004 a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies believed to be caused by problems with the satellite’s solar array concentrators. The claimants seek approximately $199 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ claims lack merit and intend to vigorously defend against them.

BSSI/Telesat Canada

On September 27, 2006, Telesat Canada and its insurers notified BSSI that it intends to advance a claim in arbitration for $395 allegedly resulting from the constructive total loss of Anik F1, a model 702 satellite that experienced power loss anomalies believed to be caused by problems with the satellite’s solar array concentrators. The notice alleges that BSSI breached the satellite purchase contract and is liable for gross negligence and willful misconduct. We have notified potentially responsible insurers of the potential claim, which we believe is meritless.

It is not possible to determine whether any of the actions discussed would have a material adverse effect on our financial position.

Note 12 – Other Commitments and Contingencies

On August 17, 2006, we announced that we would exit the Connexion by Boeing high speed broadband communications business having completed a detailed business and market analysis. Our decision is expected to result in a pre-tax charge of up to $320, of which $280 has been recognized in Loss/(gain) on disposition/business shutdown, net in the third quarter of 2006 as outlined below:

Third quarter charges
Contract termination costs[1]	$101
Write-off of assets[2]	491
Early contract terminations[3]	(312)

Total	$280

[1]	included termination fees associated with operating leases as well as supplier and customer costs
[2]	primarily included write-off of capital lease asset
[3]	primarily included early termination charges related to capital lease obligations

As of September 30, 2006, $67 was recorded in Accounts payable and other liabilities related to contract termination costs. We believe additional termination charges of up to $40 could be incurred in the fourth quarter of 2006. The exit of the Connexion by Boeing business is expected to result in cash expenditures of approximately $229 on contract termination fees, of which $98 was expended in the third quarter of 2006.

Financing commitments related to aircraft on order, including options, scheduled for delivery through 2013 totaled $8,314 and $13,496 as of September 30, 2006 and December 31, 2005. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third party financiers to assume a portion of the remaining commitments, if necessary.

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,223 and $1,395 as of September 30, 2006 and December 31, 2005. It was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $67 and $72 as of September 30, 2006 and December 31, 2005. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $46 and $50 as of September 30, 2006 and December 31, 2005. Probable losses of $21 and $22 have been charged to Cost of products and were included in Accounts payable and other liabilities as of September 30, 2006 and December 31, 2005. These trade-in commitment agreements have expiration dates from 2006 through 2015.

As of September 30, 2006 and December 31, 2005, future lease commitments on aircraft and other commitments not recorded on the Condensed Consolidated Statements of Financial Position totaled $328 and $371. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2006 and December 31, 2005, Accounts payable and other liabilities included $64 and $76 attributable to adverse commitments under these lease arrangements.

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, we are involved in a loss sharing arrangement for losses that may exist at the end of the initial financing terms of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The maximum exposure to loss associated with the loss sharing arrangement is $219. As of September 30, 2006 and December 31, 2005, the accrued liability under the loss sharing arrangement was $93 and $81.

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

Due to lack of demand for the 717 and 757 airplanes, we have concluded production of these airplanes. The last 717 and 757 airplanes were delivered in the second quarter of 2006 and 2005 respectively. The following table summarizes the termination liability remaining in Accounts payable and other liabilities.

Termination liability	December 31, 2005	Payments	Change in estimate	Other*	September 30, 2006
Supplier Termination	$239	$(107)	$4		$136
Production distruption and shutdown related	3				3
Pension/postretirement related	43		4	(47)
Severance	19	(12)	1		8

Total	$304	$(119)	$9	$(47)	$147

*	Represents transfer to prepaid pension expense

The above liability was determined based on available information and we make revisions to our estimates accordingly as new information becomes available.

Additionally, we have possible material exposures related to the 767 program, also attributable to termination costs that could result from a lack of market demand. Given the pending competition for new United States Air Force (USAF) tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract are uncertain. We continue pursuing market opportunities for additional 767 sales, however, it is still reasonably possible a decision to complete production could be made in 2007. A forward loss is not expected as a result of such a decision but program margins would be reduced.

Aircraft financing is collateralized by security in the related asset; we have not experienced problems in accessing such collateral. However, the value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. The aircraft types and notes receivable, sales type finance leases and operating leases related to the aircraft that have valuation exposure were as follows:

	September 30 2006	December 31 2005
717 Aircraft ($773 and $621 accounted for as operating leases)*	$2,629	$2,490
757 Aircraft ($915 and $958 accounted for as operating leases)*	1,200	1,245
767 Aircraft ($222 and $309 accounted for as operating leases)	774	910
MD-11 Aircraft ($555 and $580 accounted for as operating leases)*	645	672
737 Aircraft ($560 and $705 accounted for as operating leases)	640	796

* - Out of production aircraft

As of September 30, 2006, the following customers have filed for bankruptcy protection or requested lease or loan restructurings:

	Portfolio		Percentage of Portfolio
	September 30 2006	December 31 2005	September 30 2006	December 31 2005
Northwest Airlines, Inc.	$445	$494	5%	5%
Viacao Aerea Rio-Grandense (VARIG)		348		3%
Delta Air Lines, Inc.	81	118	1%	1%

As of September 30, 2006, assets previously held by VARIG have been classified as assets held for sale or re-lease with a carrying value of $256. In addition, two 777 aircraft, which are being returned from VARIG, were reclassified to inventory.

Bankruptcies, including the impact of any restructurings, related to these customers are not expected to have a material adverse impact on our earnings, cash flows and/or financial position. Although certain other customers have requested a restructuring of their transactions, we have not reached agreement on any of these requests nor do we believe they would have a material adverse effect on our earnings, cash flows and/or financial position.

In certain launch and satellite sales contracts, we include provisions that specify the Company bears risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract. The current insurance market continues to reflect unusually high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There are contractual delivery activities for two satellites scheduled for the fourth quarter of 2006 for which full insurance coverage has not been procured. We will continue to review this risk. We estimate that the potential uninsured amount for the deliveries are up to $218 for one satellite and $330 for the other, depending on the nature of the uninsured event.

We have one ordered mission and three priced options for missions on the Delta IV program for which the customer’s launch payload mass has increased. We believe we have legal basis to re-price these missions and that it is probable that we will be successful in re-pricing for an amount sufficient to recover our inventoried costs. If we are not successful at obtaining re-pricing, we may incur an $87 charge for the ordered mission and up to $239 for the priced options. At this time, we believe we will recover these costs.

As of September 30, 2006 we have delivered a total of 156 of the 180 C-17s ordered by the U.S. Air Force, with final deliveries scheduled for 2008. There continues to be substantial interest by international customers and the United States Government in purchasing additional C-17 aircraft, and we believe we have probable additional orders which would extend deliveries until 2010. On October 17, 2006, the President signed the 2007 defense bill that included funding for ten additional aircraft, which was more than we previously estimated. Despite substantial interest in purchasing additional C-17s and pending orders, it is reasonably possible a decision to stop work on long lead items from suppliers or complete production could be made in 2007. We are still evaluating the full financial impact of a production shut-down in addition to what recovery would be provided from the USAF.

Included in other liabilities is $1,579 and $1,861 as of September 30, 2006 and December 31, 2005 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Note 13 – Business Segment Data

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

Precision Engagement and Mobility Systems:

Programs in this segment include AH-64 Apache, CH-47 Chinook, C-17, EA-18G, F/A-18E/F, F-15, F-22A, Joint Direct Attack Munition, P-8A Poseidon, formerly Multi-mission Maritime Aircraft, Small Diameter Bomb, V-22 Osprey, 737 Airborne Early Warning & Control (AEW&C), and 767 Tanker.

Network and Space Systems:

Programs in this segment include those such as the Future Combat Systems, Joint Tactical Radio System, and Family of Beyond Line-of-Sight Terminals, which are helping our military customers transform their operations to be network-centric; launch exploration and satellite products and services including the Space Shuttle, International Space Station, and Delta launch services; and missile defense programs including Ground-based Midcourse Defense and Airborne Laser. Also included are military satellite programs and Proprietary programs.

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

Unallocated expense includes costs not attributable to business segments such as share-based plans expense, deferred compensation, and other corporate costs not allocated to operating segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Nine months ended September 30		Three months ended September 30
Unallocated expense	2006	2005	2006	2005
Share-based plans expense	$(553)	$(817)	$(101)	$(288)
Deferred compensation expense	(131)	(139)	16	(14)
Pension	(302)	(512)	(122)	(316)
Postretirement	(60)	(42)	(31)	19
Capitalized interest	(33)	(43)	(10)	(13)
Other	(170)	(164)	46	(97)

Total	$(1,249)	$(1,717)	$(202)	$(709)

Financial Position The financial positions of our reported segments are listed below:

Assets	September 30 2006	December 31 2005
Commercial Airplanes	$9,706	$7,102
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,871	4,759
Network and Space Systems	7,986	8,953
Support Systems	2,572	1,875

Total Integrated Defense Systems	15,429	15,587
Boeing Capital Corporation	8,218	9,216
Other	6,837	6,501
Unallocated	21,268	21,590

	$61,458	$59,996

Liabilities	September 30 2006	December 31 2005
Commercial Airplanes	$12,319	$10,979
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,649	3,888
Network and Space Systems	2,217	2,992
Support Systems	1,215	1,013

Total Integrated Defense Systems	7,081	7,893
Boeing Capital Corporation	6,191	6,859
Other	384	385
Unallocated	24,457	22,821

	$50,432	$48,937

Intersegment Sales Intersegment sales and other operating revenue, eliminated in Accounting differences/eliminations, was $819 and $151 for the nine and three months ended September 30, 2006 and $473 and $88 for the nine and three months ended September 30, 2005. See Summary of Business Segment Data on page 7.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, of cash flows for the nine-month periods ended September 30, 2006 and 2005, and of shareholders’ equity for the nine-month period ended September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

October 20, 2006

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our foreign accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a commercial airplane program;

•	the ability to successfully develop and produce the 787 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. Government or foreign government defense and space budgets on our revenues from our IDS business segments;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline from our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. Government contracts;

•	the receipt of future contracts and appropriate pricing for Delta II and Delta IV programs;

•	our cost estimates for the AEW&C program;

•	the future demand for commercial satellites and projections of future order flow;

•	the potential for technical or quality issues on development programs as well as in the commercial satellite industry to cause us to incur a material charge or experience a termination for default;

•	the outcome of any litigation and/or government investigation in which we are a party and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and healthcare cost inflation trends;

•	the amounts and effects of underinsured operations including satellite launches;

•	our estimates for sales and workload in the IDS segment;

•	the scope, nature or impact of acquisition or disposition activity and investment in any joint ventures including the United Launch Alliance; and

•	the expected cash expenditures and charges associated with the exit of the Connexion by Boeing business.

Please see Part II Item 1A “Risk Factors” in this report and Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to our condensed consolidated financial statements included herein and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$43,989	$39,720	$14,739	$12,355
Earnings from operations	$1,862	$2,268	$951	$763
Operating Margins	4.2%	5.7%	6.5%	6.2%
Effective Income Tax Rate	37.3%	5.1%	29.8%	(24.8)%
Net Earnings	$1,226	$2,112	$694	$1,011

			September 30 2006	December 31 2005
Contractual Backlog			$190,135	$160,637
Unobligated Backlog			$38,666	$44,578

Revenues

Revenues grew by $4,269 million and $2,384 million for the nine and three months ended September 30, 2006 compared with the same periods in 2005, primarily due to growth at Commercial Airplanes. Commercial Airplanes revenues increased by $5,028 million and $2,070 million for the nine and three months ended September 30, 2006, primarily as a result of increased airplane deliveries. Commercial Airplanes revenues for the three and nine months ended September 30, 2005 were approximately $1,500 million lower due to the International Association of Machinists and Aerospace Workers (IAM) strike. IDS revenues were down by $126 million and up by $324 million for the nine and three month periods driven by higher deliveries and volume in the Support Systems and PE&MS offset by lower volume in N&SS programs and the divestiture of our Rocketdyne business in the third quarter of 2005. Boeing Capital Corporation’s (BCC) revenues increased by $56 million and $74 million for the nine and three months ended September 30, 2006, primarily due to an increase in investment income and a gain on sale of assets. Other segment revenues decreased by $369 million for the nine month period mainly as a result of the buyout of several operating lease aircraft in the amount of $369 million by a customer in the second quarter of 2005. In addition, revenue decreased by $320 million for the nine months ended September 30, 2006 in Accounting differences/eliminations due to higher Commercial Airplanes intercompany deliveries in 2006.

Earnings from Operations

The following table summarizes earnings from operations:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Commercial Airplanes	$2,068	$1,101	$646	$238
Integrated Defense Systems	2,005	2,982	879	1,311
Boeing Capital Corporation	254	192	122	28
Other	(645)	(290)	(494)	(105)
Unallocated expense	(1,249)	(1,717)	(202)	(709)
Settlement with U.S. Department of Justice	(571)

Earnings from operations	$1,862	$2,268	$951	$763

A decrease in earnings from operations for the nine months ended September 30, 2006 compared with the same period in 2005 was driven primarily by a $280 million pre-tax charge due to the exit of the Connexion by Boeing business (see Note 12), a $571 million settlement with U.S. Department of Justice related to Evolved Expendable Launch Vehicle program and Mike Sears and Darleen A. Druyun matters (see Note 11), a $496 million charge in PE&MS in the second quarter of 2006 due to technical and flight issues on the Airborne Early Warning & Control (AEW&C) development program and a $578 million net gain from the sale of Rocketdyne in the third quarter of 2005. This was partially offset by improved earnings at Commercial Airplanes and lower unallocated expense. Commercial Airplanes earnings increase reflects higher revenues and improved cost performance offset by increased research and development expense.

An increase in earnings from operations for the three months ended September 30, 2006 was primarily due to improved earnings at Commercial Airplanes and lower unallocated expense partially offset by the Connexion by Boeing charge and the gain from the sale of Rocketdyne in the third quarter of 2005.

The most significant items not allocated to segments are shown in the table below:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Share-based plans expense	$(553)	$(817)	$(101)	$(288)
Deferred compensation expense	(131)	(139)	16	(14)
Pension	(302)	(512)	(122)	(316)
Postretirement	(60)	(42)	(31)	19
Capitalized interest	(33)	(43)	(10)	(13)
Other	(170)	(164)	46	(97)

Unallocated expense	$(1,249)	$(1,717)	$(202)	$(709)

The reduction in unallocated expense for the nine and three months ended September 30, 2006 was mainly due to lower share-based plans expense and pension expense. Lower share-based plans expense reflects fewer performance share awards granted and fewer vesting of awards in 2006.

Our research and development expense increased by $716 million to $2,320 million during the nine months and $312 million to $833 million during the three months ended September 30, 2006 compared with the same periods in 2005, primarily due to increased spending on the 787 and 747-8 programs and lower supplier development cost sharing payments.

We recorded net periodic benefit cost related to pensions of $789 million and $830 million for the nine months ended September 30, 2006 and 2005. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $525 million and $774 million of pension expense for the nine months ended September 30, 2006 and 2005 and $208 million and $396 million for the three months ended September 30, 2006 and 2005. A portion of pension expense is recorded in the business segments and the remainder is included in Unallocated expense.

Income Taxes

For discussion related to Income Taxes see Note 6.

Net Earnings

The $886 million decrease in net earnings for the nine months ended September 30, 2006, compared with the same period in 2005, resulted from lower earnings from operations and higher income taxes partially offset by higher other income and lower interest and debt expense. Other income increased by $112 million for the nine months ended September 30, 2006 driven by an increase in income from investments of $135 million. Other income for the nine months ended September 30, 2005 included income tax refund interest of $64 million and an asset impairment charge of $45 million for the sale of technology related funds. Interest and debt expense was lower as a result of decreased debt.

The $317 million decrease in net earnings for the three months ended September 30, 2006, compared with the same period in 2005, resulted from higher earnings from operations more than offset by higher income taxes.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. Contractual backlog increased by $29,499 million during the nine months ended September 30, 2006 as a result of increases at Commercial Airplanes of $29,885 million, which were primarily due to new orders for the 737NG and 787 airplanes.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. Funding that is received is moved to contractual backlog. The decrease in IDS unobligated backlog of $5,875 million during the nine months ended September 30, 2006 is primarily driven by Future Combat Systems (FCS), C-17, and F/A-18 programs where sales exceeded new funding during the period.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$20,859	$15,831	$6,693	$4,623
Operating Earnings	$2,068	$1,101	$646	$238
Operating Margins	9.9%	7.0%	9.7%	5.1%

			September 30 2006	December 31 2005
Contractual Backlog			$154,016	$124,132

Revenues

Revenues increased by $5,028 million and $2,070 million during the nine and three months ended September 30, 2006 from the comparable periods of 2005. This increase in revenue was primarily attributable to higher new airplane deliveries of $4,968 million and $2,035 million, increased modification services and spares business of $494 million and $201 million offset by lower revenue from aircraft trading and other of $434 million and $166 million. We delivered 21 fewer than expected airplanes due to the IAM strike during the month of September 2005. This resulted in a decline of approximately $1,500 million in revenue for the nine and three months ended September 30, 2005.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	757	767	777	Total
Deliveries during the first nine months of 2006	5	(3)	223	11	–	9	47	295
Deliveries during the first nine months of 2005	9	(3)	160	9	2	7	30	217

Deliveries during the third quarter of 2006	–		81	3	–	3	13	100
Deliveries during the third quarter of 2005	3	(1)	47	2	–	2	8	62

Cumulative deliveries as of 9/30/2006	155		2,057	1,377	1,049	944	586

Aircraft accounted for as operating leases on a consolidated basis are in parentheses.

Operating earnings and margins

Operating earnings increased by $967 million and $408 million and operating margins improved by 2.9 and 4.6 percentage points to 9.9% and 9.7% during the nine and three months ended September 30, 2006 from the comparable periods of 2005. This increase in earnings was primarily due to higher airplane deliveries of $1,271 million and $535 million, and increased revenue from aircraft modification services and spares business of $205 million and $80 million. In addition improved cost performance of $163 million and $118 million was offset by increased research and development of $747 million and $325 million. For the nine months ended September 30, 2005, we also had a loss on the sale of Wichita and Tulsa operations of $75 million. The IAM strike resulted in lower operating earnings in 2005 due to 21 fewer than expected airplane deliveries.

Our research and development expense, net of supplier development cost sharing payments, increased by $747 million and $325 million during the nine and three months ended September 30,

2006 from the comparable periods of 2005. This increase was primarily due to increased spending on the 787 and 747-8 programs and lower supplier development cost sharing payments. For the nine and three months ended September 30, 2006, supplier development cost sharing payments received were $159 million and $58 million compared with $456 million and $154 million for the comparable periods in 2005. These cost sharing arrangements were established during the third quarter of 2004.

Backlog

The increase in contractual backlog during the nine months ended September 30, 2006 compared with December 31, 2005 was primarily due to new orders for 737NG and 787 airplanes. Undelivered firm airplane orders for the 737NG aircraft increased to 1,449 from 1,123 and for the 787 increased to 402 from 287.

Accounting quantity

The accounting quantities, undelivered units under firm orders, Cumulative Firm Orders (CFO), anticipated orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of CFOs were as follows:

	Program
As of 9/30/2006	717	737 NG	747	757	767	777	787
Program accounting quantities	156	3,200	1,449	1,050	978	850	*
Undelivered units under firm orders		1,449	88		29	265	402
Cumulative firm orders (CFO)	155	3,506	1,465	1,049	973	851
Anticipated orders	N/A	N/A	N/A	N/A	2	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A

As of 6/30/2006
Program accounting quantities	156	3,000	1,424	1,050	975	850	*
Undelivered units under firm orders		1,365	61		28	276	356
Cumulative firm orders (CFO)	155	3,341	1,435	1,049	969	849
Anticipated orders	N/A	N/A	N/A	N/A	2	1
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	0%

As of 3/31/2006
Program accounting quantities	156	3,000	1,424	1,050	972	800	*
Undelivered units under firm orders	3	1,167	56		31	271	341
Cumulative firm orders (CFO)	155	3,073	1,426	1,049	969	827
Anticipated orders	N/A	N/A	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	N/A	N/A

As of 12/31/2005
Program accounting quantities	156	2,800	1,424	1,050	971	800	*
Undelivered units under firm orders	5	1,123	58		30	288	287
Cumulative firm orders (CFO)	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

717 Program On January 12, 2005, we announced our decision to complete production of the 717 during 2006 due to the lack of overall market demand. The decision is expected to result in total pre-tax charges of approximately $380 million, of which $280 million was incorporated in 2004 results. The vendor termination liability remaining in Accounts payable and other liabilities decreased from $242 million to $128 million during the nine months ended September 30, 2006 due to $44 million of payments, $47 million of transfer to prepaid pension expense and an estimate change of $23 million. The final 717 was delivered in the second quarter of 2006. See Note 12.

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 200 units during the three months ended September 30, 2006 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program In November 2005, we launched the 747 Advanced as the 747-8 family, which includes the 747-8 Intercontinental passenger airplane and the 747-8 Freighter. This launch and additional anticipated firm orders have extended the life of this program and have also solidified product strategy. The accounting quantity for the 747 program increased by 25 units during the three months ended September 30, 2006. We are raising our research and development expense forecast for 2006 and 2007 to reflect modified and increased scope on the 747-8 program to support customer expectations.

757 Program Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005. The vendor termination liability remaining in Accounts payable and other liabilities decreased to $19 million from $62 million during the nine months ended September 30, 2006 due to $75 million in payments offset by an increase in estimate of $32 million. No further charges related to the 757 airplane program are expected.

767 Program During 2005 and in the nine months ended September 30, 2006 the 767 program obtained some additional orders, including eight firm orders during the first nine months of 2006. Given the pending competition for new U.S. Air Force (USAF) tankers, the prospects for the current 767 production program to extend uninterrupted into a USAF tanker contract are uncertain. We continue pursuing market opportunities for additional 767 sales. However, it is still reasonably possible a decision to complete production could be made in 2007. A forward loss is not expected as a result of such a decision but program margins would be reduced. See Note 12.

777 Program The 777 program continued normal progression of delivering aircraft during the nine and three months ended September 30, 2006. The deferred production costs and unamortized tooling included in the 777 program’s inventory were $725 million and $351 million as of September 30, 2006 and $683 million and $411 million as of December 31, 2005.

See Note 7.

787 Program* We continue to expect delivery of the 787 on schedule and in accordance with our contractual obligations, and we are preparing for the start of flight testing next year. A key milestone for the 787 program was achieved when the initial test flight of the first 747-400 Large Cargo Freighter (LCF) occurred in September 2006. These specially-modified freighters will transport major composite structures of the 787 airplanes. During the three months ended September 30, 2006 we also achieved our first shipment of a major assembly between supplier partners.

The 787 program continues to experience pressures with respect to weight and supplier implementation. We are raising our research and development expense forecast for 2006 and 2007 to reflect these increasing pressures. The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2008.

INTEGRATED DEFENSE SYSTEMS

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$22,752	$22,878	$7,792	$7,468
Operating Earnings	$2,005	$2,982	$879	$1,311
Operating Margins	8.8%	13.0%	11.3%	17.6%

			September 30 2006	December 31 2005
Contractual Backlog			$36,119	$36,505
Unobligated Backlog			$38,133	$44,008

Revenues

For the nine and three months ended September 30, 2006 IDS revenues were $22,752 million and $7,792 million, a 1% decrease and 4% increase over the same periods in 2005. Higher deliveries and volume in Support Systems and PE&MS offset lower volume on N&SS programs, partially driven by the strategic divestiture of our Rocketdyne business which closed in the third quarter of last year.

Operating Earnings

For the nine and three months ended September 30, 2006 IDS operating earnings were $2,005 million and $879 million. The decrease of $977 million and $432 million, compared with the same periods in 2005, is driven primarily by two significant items. In the third quarter of 2005 we recognized a $569 million net gain from the sale of Rocketdyne in N&SS. In the second quarter of 2006 we recorded a $496 million charge in PE&MS resulting from technical and flight test issues on the AEW&C development program.

Backlog

IDS total backlog was $74,252 million at September 30, 2006, down $6,261 million from $80,513 million at December 31, 2005. The decrease was driven by deliveries and sales on multi-year contracts awarded in prior years for FCS, C-17, and F/A-18.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Ground-based Midcourse Defense (GMD), FCS, P-8A Poseidon (P-8A), formerly Multi-mission Maritime Aircraft, Proprietary programs, Airborne Laser, Joint Tactical Radio System, Family of Beyond Line-of-Sight Terminals, and the E/A-18G.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default (TFD) provisions, the loss of satellite on-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated fees. Examples of these programs include AEW&C, 767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

PE&MS	Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$10,032	$9,756	$3,474	$3,031
Operating Earnings	$942	$1,234	$472	$407
Operating Margins	9.4%	12.6%	13.6%	13.4%

			September 30 2006	December 31 2005
Contractual Backlog			$19,980	$21,815
Unobligated Backlog			$12,478	$15,189

Revenues

For the nine and three months ended September 30, 2006 PE&MS revenues were $10,032 million and $3,474 million, a 3% and 15% increase from the same periods in 2005. Higher volume on P-8A and F-22 and higher deliveries on Apache and F-15 were partially offset by fewer milestone completions on AEW&C. We also delivered one additional C-17 in the third quarter of this year.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
C-17 Globemaster	12	12	4	3
F/A-18E/F Super Hornet	32	32	11	11
T-45TS Goshawk	11	8	4	3
F-15E Eagle	3	2	3	0
CH-47 Chinook	0	0	0	0
C-40A Clipper	1	2	0	0
AH-64 Apache	21	7	7	2

Total New-Build Production Aircraft	80	63	29	19

Operating Earnings

For the nine and three months ended September 30, 2006 PE&MS operating earnings were $942 million and $472 million, a $292 million decrease and a $65 million increase from the same periods in 2005. The decrease is primarily driven by a charge of $496 million recorded during the second quarter of this year on the AEW&C development program (see the AEW&C section in Additional Considerations for further information), partially offset in both periods by higher earnings from increased revenue, favorable contract mix, and reduced Company Sponsored Research & Development (CSR&D) expenditures on the 767 Tanker development program.

Backlog

PE&MS total backlog was $32,458 million at September 30, 2006, a 12% decrease from December 31, 2005. The decrease was driven by deliveries and sales on multi-year contracts awarded in prior years for C-17, F/A-18, P-8A, and F-22.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C

During the second quarter we recorded a $496 million charge on our international Airborne Surveillance Program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six 737-700 aircraft and Peace Eagle includes four 737-700 aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. The $496 million charge included estimated additional program costs and reductions in expected pricing caused by technical complexities which resulted in schedule delays and cost growth and increased the risk of late delivery penalties. The financial impact recorded in the second quarter resulted from a detailed analysis of recent flight test data along with a series of additional rigorous technical and cost reviews which were conducted in May and June 2006. Flight testing began in 2006 and ramped up in the second quarter. The hardware and software development and integration had not progressed as quickly as we planned, resulting in the delivery for the first two aircraft being delayed 15 months and a revised delivery schedule for the remaining aircraft in 2008 through 2009. In the second quarter, we reorganized the program to improve systems engineering and integration and we have strengthened the leadership team in both program management and engineering. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

C-17

As of September 30, 2006 we have delivered a total of 156 of the 180 C-17s ordered by the U.S. Air Force, with final deliveries scheduled for 2008. There continues to be substantial interest by international customers and the United States Government in purchasing additional C-17 aircraft, and we believe we have probable additional orders which would extend deliveries until 2010. On October 17, 2006, the President signed the 2007 defense bill that included funding for ten additional aircraft, which was more than we previously estimated. Despite substantial interest in purchasing additional C-17s and pending orders, it is reasonably possible a decision to stop work on long lead items from suppliers or complete production could be made in 2007. We are still evaluating the full financial impact of a production shut-down in addition to what recovery would be provided from the USAF.

Network and Space Systems

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$8,555	$9,368	$2,856	$3,036
Operating Earnings	$489	$1,208	$228	$712
Operating Margins	5.7%	12.9%	8.0%	23.5%

			September 30 2006	December 31 2005
Contractual Backlog			$7,796	$6,324
Unobligated Backlog			$24,753	$27,634

Revenues

For the nine and three months ended September 30, 2006 N&SS revenues were $8,555 million and $2,856 million, a 9% and 6% decrease from the same periods in 2005. A portion of this decrease is driven by the Rocketdyne divestiture, which closed in the third quarter of 2005. The remainder of the decrease is driven by lower volume and fewer milestone completions on Proprietary, commercial satellites, GMD, and Delta launch programs, partially offset in both periods by significantly higher volume on FCS.

Deliveries were as follows:

	Nine months ended September 30		Three months ended September 30
	2006	2005	2006	2005
Delta II	1	2	0	0
Delta IV	2	0	0	0
Commercial/Civil Satellites	3	3	2	0

Operating Earnings

For the nine and three months ended September 30, 2006 N&SS operating earnings were $489 million and $228 million, a $719 million and $484 million decrease from the same periods in 2005, driven by the $569 million net gain on the sale of our Rocketdyne business in the third quarter of 2005. In addition to the Rocketdyne sale and the revenue decrease mentioned above, there were significant items impacting both periods.

The first nine months of 2006 were impacted by charges of $117 million on the Delta II and IV programs driven by Mission Manifest changes in quantity and timing of launches, a settlement on an Evolved Expendable Launch Vehicle launch capability services contract, and revised cost estimates to complete the work. Earnings were further reduced this year by charges from revised cost estimates on Vigilare and Wideband Gapfiller Satellite (WGS). Partially offsetting these charges were favorable improvements on a Proprietary program. The first nine months of 2005 were favorably impacted by net gains on the sale of Rocketdyne and Electron Dynamic Devices Inc. and higher contract values for Delta IV launch contracts. These were partially offset in 2005 by charges resulting from revised cost and fee estimates on Proprietary, GMD, WGS, Delta IV due to Mission Manifest changes.

The third quarter of 2006 was impacted by favorable improvements on a Proprietary program. The third quarter of 2005 was favorably impacted by the net gain from the Rocketdyne sale and higher contract values for Delta IV launch contracts, partially offset by higher cost estimates on Proprietary and WGS.

The earnings resulting from our United Space Alliance joint venture for the nine months ended September 30, 2006 and 2005 were $51 million and $55 million.

Backlog

From December 31, 2005 to September 30, 2006 N&SS total backlog decreased 4% to $32,549 million. The decrease was driven by sales on FCS from a multi-year contract awarded in prior years.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance

We entered into an agreement with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance (ULA). ULA will combine the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. It is expected that ULA will reduce the cost of meeting the critical national security and NASA expendable launch vehicle needs of the United States. On August 9, 2005 Boeing and Lockheed received clearance regarding the formation of ULA from the European Commission, and on October 3, 2006 the Federal Trade Commission (FTC) granted U.S. anti-trust clearance. The FTC clearance is subject to compliance with a consent order which Boeing and Lockheed have both approved, and which will govern certain activities of ULA, Boeing, and Lockheed upon closing of the transaction. Upon resolution of the remaining closing requirements and completion of the transaction, ULA will be reported as an equity method investment in the N&SS segment. We do not expect this agreement to have a material impact to our earnings, cash flows, or financial position for 2006.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers and is reported in the N&SS segment. For the nine and three months ended September 30, 2006, the venture conducted 4 and 1 successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we have the right to recover a portion of the cost from other venture partners. We believe our net maximum exposure to loss from Sea Launch at September 30, 2006 totals $119 million. The components of this exposure are as follows:

(Dollars in millions)	Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Net Exposure
Credit Guarantees	$478	$191	$287
Partner Loans (Principal and Interest)	445	267	178
Advances to Provide for Future Launches	85			$85
Trade Receivable from Sea Launch	298	287		11
Performance Guarantees	39	1	23	15
Other Receivables from Sea Launch	47	36	3	8

	$1,392	$782	$491	$119

We made no additional capital contributions to the Sea Launch venture during the nine months ended September 30, 2006.

Delta

Our cost and fee estimates for the Delta II and Delta IV programs are based upon our best estimates of the number and timing of launch missions, referred to as the Mission Manifest, the costs to perform launch services, and the payments we will receive including certain missions where we believe we have legal basis to negotiate re-pricing for existing contracts, including existing priced options (see Note 12). If we are not successful at obtaining re-pricing, we could incur charges of $87 million for the ordered mission and up to $239 million for the priced options. The Mission Manifest represents management’s best estimate of the launch services market taking into account all known information. Due to the volatility of the government launch market, it is possible that changes in quantity and timing of launches could occur that would change the Mission Manifest and, therefore, the financial performance of the Delta programs. We have Delta inventory of $1,346 million and Delta fixed assets of $1,068 million that may be impaired if we are unable to obtain future contracts and appropriate pricing as assumed in our estimates.

Satellites

We have one commercial satellite program that could expose us to a TFD notification risk of $213 million. Based upon our performance to contract requirements and discussions with our customer, management believes the likelihood of a TFD is remote.

We sometimes purchase insurance for replacement launch services or hardware to cover exposure if we do not meet specified performance criteria. There are contractual delivery activities for two satellites scheduled for the fourth quarter of 2006 for which full insurance coverage has not been procured. We estimate that the potential uninsured exposure for these deliveries is up to $218 million for one satellite and $330 million for the other, depending on the nature of the uninsured event.

See the discussions of BSSI/ICO Global Communications (Operations), Ltd. (ICO) litigation and Thuraya arbitration in Note 11 Legal Proceedings.

Support Systems

Operating Results

Support Systems

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$4,165	$3,754	$1,462	$1,401
Operating Earnings	$574	$540	$179	$192
Operating Margins	13.8%	14.4%	12.2%	13.7%

			September 30 2006	December 31 2005
Contractual Backlog			$8,343	$8,366
Unobligated Backlog			$902	$1,185

Revenues

For the nine and three months ended September 30, 2006 Support Systems revenues were $4,165 million and $1,462 million, an 11% and 4% increase over the same periods in 2005. The growth in the first nine months of 2006 was driven by Integrated Logistics programs such as C-17, F/A-18, Apache, and Chinook; Maintenance, Modification and Upgrade (MM&U) programs such as AC-130; and international programs such as Alsalam. In the second quarter we increased our ownership interest in Alsalam Aircraft Company, which operates as a Maintenance, Repair and Overhaul facility for various military and commercial aircraft. As a result, we began consolidating Alsalam’s financials, which generated revenues of $86 million and $56 million for the nine and three months ended September 30, 2006. The growth in the third quarter of 2006 resulted from the same Integrated Logistics and international programs mentioned above, partially offset by lower volume on Training Systems and Services programs like F/A-18 and lower MM&U volume on F-15.

Operating Earnings

For the nine and three months ended September 30, 2006 Support Systems operating earnings were $574 million and $179 million, a 6% increase and 7% decrease over the same periods in 2005. Growth in operating earnings in line with the revenue growth mentioned above was partially offset by a different contract mix.

Backlog

From December 31, 2005 to September 30, 2006 Support Systems total backlog decreased 3% to $9,245 million. New orders in Integrated Logistics and MM&U were offset by sales throughout the segment.

BOEING CAPITAL CORPORATION

Summary Financial Information

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Revenues	$784	$728	$304	$230
Operating Earnings	$254	$192	$122	$28
Operating Margins	32.4%	26.4%	40.1%	12.2%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease, and investment income. BCC’s revenues increased for the nine months ended September 30, 2006, primarily due to an increase in investment income of $32 million from the sale or repayment at maturity of certain investments and a gain of $23 million on the sale of 17 aircraft and certain investments in notes receivable. Revenues increased for the three months ended September 30, 2006, primarily due to an increase in investment income of $44 million from the sale or repayment at maturity of certain investments and a gain of $36 million on the sale of 15 aircraft.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings increased by $62 million during the nine months ended September 30, 2006. This increase is primarily due to increased revenues, lower aircraft delivery and modification expense of $21 million, lower asset impairment expense of $25 million and lower allocation of share-based plans expense of $6 million. The increase was offset by a provision for losses of $5 million during the nine months ended September 30, 2006 compared with a recovery of $28 million during the nine months ended September 30, 2005. Operating earnings increased by $94 million during the three months ended September 30, 2006. This increase is due primarily to increased revenues, lower asset impairment expense of $23 million and lower aircraft delivery and modification expense of $7 million.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2006	December 31 2005
BCC Customer Financing and Investment Portfolio	$8,228	$9,206
Valuation Allowance as a % of Total Receivables	2.3%	2.0%
Debt	$5,720	$6,322
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at September 30, 2006 decreased from December 31, 2005 due to normal portfolio run-off and sale of certain portfolio assets. At September 30, 2006 and December 31, 2005, BCC had $334 million and $47 million of assets that were held for sale or re-lease of which $79 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $97 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed and $13 million were subject to firm contracts at September 30, 2006.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies. For additional information, refer to page 44.

Finance Restructurings

Delta Air Lines, Inc.

At September 30, 2006 and December 31, 2005, Delta Air Lines, Inc. (Delta) accounted for $81 million and $118 million (1.0% and 1.3%) of BCC’s total portfolio. At September 30, 2006, the Delta portfolio consisted of an investment in an Enhanced Equipment Trust Certificate (EETC) secured by 12 aircraft. On September 14, 2005, Delta and its consolidated subsidiaries filed for Chapter 11 bankruptcy protection on a consolidated basis. Delta retains certain rights by operating under Chapter 11 bankruptcy protection including the right to reject executory contracts with its creditors and return aircraft. On September 18, 2006 Delta fully paid at maturity one EETC held by us. To date, Delta has made the contractually required payments relating to the remaining EETC held by us and has not rejected or returned the aircraft associated with the EETC. BCC does not expect that the Delta bankruptcy, including a return of some or all of the aircraft financed, will have a material effect on its future earnings, cash flows and/or financial position.

Northwest Airlines, Inc.

At September 30, 2006 and December 31, 2005, Northwest Airlines, Inc. (Northwest) accounted for $445 million and $494 million (5.4% and 5.4%) of BCC’s total portfolio. At September 30, 2006, the Northwest portfolio consisted of notes receivable on six aircraft and three additional notes receivable. On September 14, 2005, Northwest filed for Chapter 11 bankruptcy protection. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection, including the right to reject executory contracts with its creditors and return the related aircraft. BCC has reached an agreement with Northwest on the restructure of certain obligations relating to the notes receivable. Northwest has filed a motion for bankruptcy court approval of the restructured terms, which motion is scheduled to be heard during the fourth quarter of 2006. We do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

Viacao Aerea Rio-Grandense

At December 31, 2005, Viacao Aerea Rio-Grandense (VARIG) accounted for $348 million (3.4%) of our total portfolio, of which $270 million (2.9%) was included in BCC’s portfolio. In July 2006, the bid of a third party in an auction for certain assets of VARIG was ratified by the Brazilian Court. In August 2006, BCC and VARIG signed agreements to effectively terminate its lease agreements for eight aircraft. As a result, aircraft with a carrying value of $256 million were classified as held for sale or re-lease. All such aircraft are grounded in Brazil, and efforts are underway to redeploy these aircraft, which may result in additional expense of approximately $50 million in the fourth quarter of 2006 and in 2007. In addition, two 777 aircraft, which are being returned from VARIG, are included in Commercial Airplanes’ inventory. We do not expect the VARIG bankruptcy to have a material adverse effect on our earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with BCC. BCC has not reached agreement on any other restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Our Other segment classification includes the activities of Connexion by BoeingSM, a two-way data communications service for global travelers; Engineering, Operations and Technology (formerly, Boeing Technology), an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Other segment also includes certain intercompany transactions with BCC in the form of intercompany guarantees and other subsidies, which mitigate BCC’s financial risk with respect to its portfolio assets.

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2006	2005	2006	2005
Loss from operations	$(645)	$(290)	$(494)	$(105)

The increases of $355 million and $389 million for the nine and three months ended September 30, 2006 in Other segment losses were primarily due to a charge of $280 million associated with our exit from Connexion by Boeing high speed broadband communications business (see Note 12). We expect to recognize charges of up to $40 million in the fourth quarter of 2006 associated with our exit from Connexion. While we are continuing to work with customers to facilitate an orderly phase-out of the

Connexion service in the fourth quarter, we have not reached final settlement with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position. Additionally, during the third quarter of 2006, the Other segment recorded a charge due to the write-down of $62 million of previously capitalized environmental costs and provision for losses of $14 million. During the nine months ended September 30, 2005, the Other segment recognized earnings of $63 million associated with the buyout of several operating lease aircraft by a customer and recorded loss provisions of $76 million due to deteriorated credit ratings of certain airlines and depressed aircraft values on aircraft subject to intercompany guarantees.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow summary

	Nine months ended September 30
(Dollars in millions)	2006	2005
Net earnings	$1,226	$2,112
Non-cash items	2,579	2,404
Changes in working capital	1,253	97

Net cash provided by operating activities	5,058	4,613
Net cash (used in) provided by investing activities	(2,568)	345
Net cash used in financing activities	(2,725)	(3,615)
Effect of exchange rate changes on cash and cash equivalents	21

Net (decrease) increase in cash and cash equivalents	(214)	1,343
Cash and cash equivalents at beginning of year	5,412	3,204

Cash and cash equivalents at end of period	$5,198	$4,547

Operating Activities

Cash provided by operating activities increased by $445 million during the nine months ended September 30, 2006. In July 2006 we paid $615 million related to the settlement with the U.S. Department of Justice. The year over year increase in cash provided by operating activities is primarily due to lower pension contributions and lower investment in inventories, partially offset by a decrease in accounts payable.

On August 17, 2006, we announced that we would exit the Connexion by Boeing high speed broadband communications business having completed a detailed business and market analysis. The exit of the Connexion by Boeing business is expected to result in cash expenditures of approximately $229 million, of which $98 million was expended in the third quarter of 2006. Additional cash expenditures of $119 million and $12 million are expected to occur in the three months ending December 31, 2006 and March 31, 2007. See Note 12.

Investing activities

Cash used for investing activities totaled $2,568 million during the nine months ended September 30, 2006 compared with $345 million provided during the nine months ended September 30, 2005. In September 2006, we invested $1,738 million in the acquisition of Aviall, Inc., net of $42 million of cash acquired, and $458 million of assumed debt, in an all-cash merger. The assumed debt was subsequently repaid on the acquisition closing date. See Note 3. In 2005, we received proceeds of $1,660 million from the disposition of our Commercial Airplanes operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, and the sale of Rocketdyne.

As of September 30, 2006, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.6 years. We do not intend to hold these investments to maturity, nor do we intend to actively and frequently buy and sell these securities with the objective of generating profits on short-term differences in price.

Financing activities

Cash used by financing activities decreased to $2,725 million during the nine months ended September 30, 2006 from $3,615 million during the nine months ended September 30, 2005 due to lower share repurchases and debt repayments. For the nine months ended September 30, 2006, we repaid $1,098 million of debt, including $583 million of debt held at BCC and $458 million of debt assumed in the Aviall acquisition. For the nine months ended September 30, 2005, we repaid $1,270 million of debt. Total debt decreased to $10,131 million at September 30, 2006 from $10,727 million at December 31, 2005.

We repurchased 16,021,802 shares at an average price of $78.32 in our open market share repurchase program, 3,749,377 shares at an average price of $80.09 as part of the ShareValue Trust distribution, and 36,416 shares in stock swaps in the nine months ended September 30, 2006. During the nine months ended September 30, 2005, 32,843,800 shares were repurchased at an average price of $62.25 in our open market share repurchase program, and 25,370 shares were repurchased in stock swaps.

On June 30, 2006, the appreciation in market value of the ShareValue Trust exceeded the established threshold resulting in a distribution to eligible employees. The distribution was paid in the third quarter of 2006 in Boeing common stock, except for employee withholding taxes, partial shares, and distribution to foreign employees and beneficiaries of deceased participants, which were paid in cash. See Note 9.

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

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of September 30, 2006, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of September 30, 2006, we continue to be in full compliance with all covenants contained in our debt agreements.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities. See Note 10 to the condensed consolidated financial statements.

STANDARDS ISSUED AND NOT YET IMPLEMENTED

See Note 2 for discussion of Standards Issued and Not Yet Implemented.

CONTINGENT ITEMS/LEGAL PROCEEDINGS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Many potentially significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed in Note 11, including our contesting the default termination of the A-12 aircraft; our being a defendant in a suit filed by Lockheed Martin; employment and benefits litigation brought by several employees; and litigation/arbitration involving BSSI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2005.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2006 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the condensed consolidated financial statements for additional information about the proceedings below.

In our Annual Report on Form 10-K for the period ended December 31, 2005, we reported that we are a defendant in four employment discrimination class actions. In the Carpenter class action, which was filed in the U.S. District Court for the District of Kansas (alleging gender discrimination), plaintiffs appealed the dismissal of their overtime claim and decertification of their class in February 2004. The dismissal of the overtime claim was affirmed on appeal on August 8, 2006 and the appeal of the decertification ruling was dismissed as untimely.

On August 22, 2006, four United Aerospace Workers (UAW) Local 1069 retirees and the International UAW filed a class action lawsuit in the Eastern District of Michigan seeking to represent a class of retirees formerly employed at Boeing Rotorcraft in Philadelphia and previously represented by the UAW. The plaintiffs alleged that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. The lawsuit alleged that the collective bargaining agreements and the medical plans obligate Boeing to provide vested lifetime retiree health care benefits to the plaintiffs and to all class members. Without prior notice, the plaintiffs dismissed this lawsuit on September 13, 2006. On September 13, 2006, two other UAW Local 1069 retirees filed an identical class action lawsuit in the Middle District of Tennessee asserting the same allegations that Boeing is obligated to provide vested lifetime retiree medical benefits to plaintiffs and all class members. On September 15, 2006, Boeing filed a Declaratory Judgment Act lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a judicial ruling confirming that the Company has the legal right to make changes to these medical benefits. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U. S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the “Plan”), allege that fees and expenses incurred by the Plan were and are unreasonable and excessive, not incurred solely for the benefit of the Plan and its participants, and undisclosed to participants. The plaintiffs further allege that defendants breached their fiduciary duties in violation of Section 502(a)(2) of ERISA, and seek injunctive and equitable relief pursuant to Section 502(a)(3) of ERISA. It is not possible to determine at this time whether an adverse outcome in this matter would have a material adverse impact on our financial position.

On September 10, 2004 a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies believed to be caused by problems with the satellite’s solar array concentrators. The claimants seek approximately $199 million (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 million currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365 million. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ claims lack merit and intend to vigorously defend against them.

On September 27, 2006, Telesat Canada and its insurers notified BSSI that it intends to advance a claim in arbitration for $395 million allegedly resulting from the constructive total loss of Anik F1, a model 702 satellite that experienced power loss anomalies believed to be caused by problems with the satellite’s solar array concentrators. The notice alleges that BSSI breached the satellite purchase contract and is liable for gross negligence and willful misconduct. We have notified potentially responsible insurers of the potential claim, which we believe is meritless.

The Company possesses a National Pollutant Discharge Elimination System (NPDES) permit allowing it to discharge industrial waste water and surface storm water from its Santa Susana Field Laboratory (SSFL) site in Simi Valley, California. The permit regulates surface water discharges at various locations on the property and imposes limits on the permissible levels of certain chemical compounds in the discharges.

In July 2004 and again in January and March 2006, the California Regional Water Quality Control Board, Los Angeles Region, amended our 1998 NPDES Permit for the SSFL site. The amendments imposed increasingly more stringent numeric surface water discharge limits. Boeing appealed the permit amendments to the California Water Resources Control Board (State Board) in early 2006. Our request for a stay of the revised limits was initially granted but ultimately withdrawn. In July 2006, Boeing filed a petition for a writ of mandate in the Los Angeles County Superior Court seeking reinstatement of the stay pending final decision of the State Board on the permit appeal.

In the period 2004 to the present, we have received four violation notices for exceeding permissible limits under our NPDES permit. For each notice of violation, Boeing may be subject to administrative penalties of up to $10,000 per violation and an additional charge based on the volume of water discharged. No such penalties have been assessed. In November 2005, the U.S. Attorney’s office in Los Angeles served us with a grand jury subpoena seeking documents pertaining to Boeing’s compliance with the NPDES permit during the period 2001 to the present and subsequently alleged that we have violated the federal Clean Water Act. We are completing document production pursuant to the subpoena and intend to engage in discussions with the U.S. Attorney’s office regarding the basis for our belief that no criminal violations of the Act occurred, and that, even if violations had occurred, prosecution would be inappropriate.

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

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans Or Programs
7/01/06 thru 7/31/06	4,366,526	$80.20	614,102	11,941,642
8/01/06 thru 8/31/06	1,727,675	$77.16	1,727,600	$2,962	(2)
9/01/06 thru 9/30/06	1,897,141	$75.91	1,896,500	$2,818
TOTAL	7,991,342	$78.52	4,238,202

(1)	We repurchased an aggregate of 4,238,202 shares of our common stock in the open market pursuant to our repurchase programs. The program approved by the Board of Directors in June 2005 (the “2005 program”) was terminated by our Board of Directors on August 28, 2006 and replaced with a program approving the repurchase of $3 billion of additional common stock (the “2006 program”). Outside of these programs, we purchased an aggregate of 3,763 shares in swap transactions and an aggregate of 3,749,377 shares as part of the ShareValue Trust distribution. Unless terminated earlier by resolution of our Board of Directors, the 2006 Program will expire when we have used all funds authorized for repurchase thereunder.
(2)	Purchases in August were made pursuant to the 2005 Program (until terminated) and the 2006 Program; purchases in September were made pursuant to the 2006 Program.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

(10)	Material Contracts

(i) Compensation for Directors of The Boeing Company.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 25, 2006	/s/ Harry S. McGee III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)