Form 10-K
period 2006-12-31
BOEING CO
filed 2007-02-16
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, there were 758,911,265 common shares outstanding held by nonaffiliates of the registrant, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) was approximately $62.2 billion.

The number of shares of the registrant’s common stock outstanding as of January 31, 2007 was 789,265,357.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

Part I and Part II incorporate information by reference to certain portions of the Company’s 2006 Annual Report to Shareholders. Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

THE BOEING COMPANY

FORM 10-K

For the Fiscal Year Ended December 31, 2006

i

Forward-Looking Information is Subject to Risk and Uncertainty

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 aircraft;

•

the effect of political and legal processes, changing priorities or reductions in the U.S. Government or international government defense and space budgets on our revenues from our Integrated Defense System business segments;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. Government contracts;

•	the future demand for commercial satellites and projections of future order flow;

•

the potential for technical or quality issues on development programs, including the Airborne Early Warning & Control program and other fixed price development programs, or in the commercial satellite industry to affect schedule and cost estimates or cause us to incur a material charge or experience a termination for default;

•	the outcome of any litigation and/or government investigation in which we are a party and other contingencies;

•	returns on pension fund assets, impacts of future interest rate changes on pension obligations and healthcare cost inflation trends;

•	the amounts and effects of underinsured operations including satellite launches;

ii

•

the scope, nature or impact of acquisition or disposition activity, such as Aviall, and investment in any joint ventures including Sea Launch and United Launch Alliance, and indemnifications related thereto; and

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

iii

Item 1. Business

The Boeing Company, together with its subsidiaries (herein referred to as “we”, “us”, “our”), is one of the world’s major aerospace firms.

We are organized based on the products and services we offer. We operate in five principal segments:

•	Commercial Airplanes;

•	The three segments that comprise our Integrated Defense Systems (IDS) business:

•	Precision Engagement and Mobility Systems (PE&MS),

•	Network and Space Systems (N&SS) and

•	Support Systems

•	Boeing Capital Corporation (BCC).

Our Other segment classification principally includes the activities of Connexion by BoeingSM, a high speed broadband communications business; and Engineering, Operations and Technology (formerly, Boeing Technology), an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. We exited the Connexion by BoeingSM business in 2006.

Commercial Airplanes Segment

The Commercial Airplanes segment is involved in developing, producing and marketing commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide. We are a leading producer of commercial aircraft and offer a family of commercial jetliners designed to meet a broad spectrum of passenger and cargo requirements of domestic and non-U.S. airlines. This family of commercial jet aircraft currently includes the 737 Next-Generation narrow-body model and the 747, 767, 777 and 787 wide-body models. Final delivery of the 717 aircraft occurred in the second quarter of 2006. The Commercial Airplanes segment also offers aviation support, aircraft modifications, spares, training, maintenance documents and technical advice to commercial customers worldwide. On September 20, 2006, we acquired Aviall, Inc. (Aviall), an independent provider of new aviation parts and services.

Integrated Defense Systems

IDS is principally involved in the research, development, production, modification and support of the following products and related systems and services: military aircraft, including fighters, transports, tankers, and helicopters; missiles; space systems; missile defense systems; satellites and satellite launch vehicles; and communications, information and battle management systems. IDS is focused on bringing value to customers through expertise in large-scale systems integration, knowledge of legacy platforms, initiatives to define and utilize common network-centric architectures across the organization, and commitment to providing best-of-industry solutions. IDS’s primary customer is the United States Department of Defense (US DoD) with additional revenues being derived from the National Aeronautics and Space Administration (NASA) and international defense, civil markets, and commercial satellite markets. Approximately 84% of IDS 2006 revenues were from our US DoD customer.

PE&MS Segment:

This segment is engaged in the research, development, production, and modification of precision engagement and mobility products and services. Included in this segment are programs such as AH-64

Apache, 737 Airborne Early Warning & Control (AEW&C), C-17 Globemaster, C-40 Clipper, CH-47 Chinook, E-10A Multi-sensor Command and Control Aircraft (MC2A), EA-18G Growler, F/A-18E/F Super Hornet, F-15 Strike Eagle, F-22A Raptor, Harpoon, Joint Direct Attack Munition, KC-767 Advanced Tanker Transport, P-8A Poseidon, Stand-off Land Attack Missile–Expanded Response (SLAM-ER), Small Diameter Bomb, T-45 Training System, and V-22 Osprey.

N&SS Segment:

This segment is engaged in the research, development, production, and modification of products and services to assist our customers in transforming their operations through network integration, intelligence and surveillance systems, communications, architectures, and space exploration. Included in this segment are programs such as Airborne Laser, Delta Launch Vehicles, Family of Beyond line-of-sight Terminals, Future Combat Systems (FCS), Global Positioning System, Ground-based Midcourse Defense (GMD), International Space Station, Joint Tactical Radio System Cluster 1 and Airborne, Maritime/Fixed station, Satellite Systems, Space Payloads, and Space Shuttle. On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA) that combines the production, engineering, test and launch operations associated with U.S. Government launches of Boeing Delta and Lockheed Atlas rockets.

Support Systems Segment:

This segment is engaged in the operations, maintenance, training, upgrades, and logistics support functions for military platforms and operations. Included in this segment are program areas such as Integrated Logistics on platforms including C-17, F/A-18, AH-64; Maintenance, Modifications and Upgrades on platforms including AC-130, KC-135, and KC-10; Training Systems and Services on platforms including C-17, AH-64, and F-15; and International Support through involvement in Boeing Australia Limited and Alsalam Aircraft Co. (Alsalam).

Boeing Capital Corporation Segment

In the commercial aircraft market, BCC facilitates, arranges, structures and provides selective financing solutions to our Commercial Airplanes segment customers. In the space and defense markets, BCC arranges and structures financing solutions for our IDS segment government customers. BCC’s portfolio consists of finance leases, notes and other receivables, equipment under operating leases, investments and assets held for sale or re-lease.

Financial and Other Business Information

See the Summary of Business Segment Data and Note 24 for financial information, including revenues, net earnings and our backlog of firm contractual orders, for each of the major business segments.

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

Non-U.S. Sales

See Note 24 for information regarding non-U.S. sales.

Research and Development

Research and development expenditures involve experimentation, design, development and related test activities for defense systems, new and derivative jet aircraft including both commercial and military, advance space and other company-sponsored product development. These expenditures are expensed as incurred including amounts allocable as reimbursable overhead costs on U.S. Government contracts.

Our total research and development expense amounted to $3.3 billion, $2.2 billion, and $1.9 billion in 2006, 2005, and 2004, respectively. This is net of research and development cost sharing payments from suppliers of $160 million in 2006, $611 million in 2005 and $205 million in 2004. These cost sharing payments are related to our 787 program.

Research and development highlights for each of the major business segments are discussed in more detail in Segment Results of Operations and Financial Condition on pages 21 - 34.

Employees

Our workforce level at December 31, 2006 was approximately 154,000, including approximately 1,300 in Canada and 3,700 in Australia.

As of December 31, 2006, our principal collective bargaining agreements were with the following unions:

Union	Percent of our Employees Represented	Status of the Agreements with the Union
The International Association of Machinists and Aerospace Workers (IAM)	17%	We have one major agreement expiring in May 2007, primarily affecting IDS, and two major agreements expiring in September and October of 2008.

The Society of Professional Engineering Employees in Aerospace (SPEEA)	15%	We have four major agreements expiring in February and December of 2008.

The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	3%	There are major agreements expiring in May and October of 2007, primarily affecting IDS, and October of 2009.

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

IDS faces strong competition in all market segments, primarily from Lockheed Martin, Northrop Grumman, Raytheon and General Dynamics. Non-U.S. companies such as BAE Systems and European Aeronautic Defence and Space Company continue to build a strategic presence in the U.S. market by strengthening their North American operations and partnering with U.S. defense companies.

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

Environmental. Our operations are subject to and affected by a variety of federal, state, local and non-U.S. environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We continually assess our compliance status and management of environmental matters and believe that our operations are in substantial compliance with all applicable environmental laws and regulations.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. These costs are not significant relative to total operating costs or cash flows, and often are allowable costs under our contracts with the U.S. government. These costs have not been material in the past. Based on information currently available to us and current U.S. Government policies relating to allowable costs, we do not expect continued compliance to have a material impact on our results of operations, financial condition or cash flows.

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where we have been designated a PRP by the Environmental Protection Agency or a state environmental agency, we are potentially liable to the government or third parties for the full cost of remediating contamination at our facilities or former facilities or at third-party sites. If we were required to fully fund the remediation of a site, the statutory framework would allow us to pursue rights to contribution from other PRPs. For additional information relating to environmental contingencies, see Note 23 to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

International. Our international sales are subject to U.S. and non-U.S. governmental regulations and procurement policies and practices, including regulations relating to import-export control, investment, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

Raw Materials and Suppliers

We are highly dependent on the availability of essential materials, parts and subassemblies from our suppliers and subcontractors. The most important raw materials required for our aerospace products are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more. Many major components and product equipment items are procured or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. We are dependent upon the ability of large numbers of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While we maintain an extensive qualification and performance surveillance system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing our ability to fulfill commitments to our customers. We are also dependent on the availability of energy sources, such as electricity, at affordable prices.

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

We derive a significant portion of our revenues from a limited number of major commercial airlines, some of which have encountered financial difficulties. We depend on a limited number of customers, including the major commercial airlines. We can make no assurance that any customer will purchase additional products or services from us after our contract with the customer ends. Financial difficulties, including bankruptcy, of any of the major commercial airlines could significantly reduce our revenues and our opportunity to generate a profit. Several commercial airlines have filed for or recently emerged from bankruptcy.

We depend on a variety of factors to deliver aircraft on time, which are subject to unique risks. Our ability to deliver jet aircraft on schedule is dependent upon a variety of factors, including execution of internal performance plans, availability of raw materials (such as aluminum, titanium, and composites), internal and supplier produced parts, conversion of raw materials into parts and assemblies, performance of suppliers and subcontractors, and regulatory certification. The failure of any or all of these factors could result in significant out-of-sequence work and disrupted process flows that result in significant inefficiencies. In addition, the introduction of new commercial aircraft programs and major derivatives involves increased risks associated with meeting development, production and certification schedules.

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

Our commercial aircraft customers may request to cancel, modify or reschedule orders. We generally make sales under purchase orders that are subject to cancellation, modification or rescheduling, changes in the economic environment and the financial condition of the airline industry could result in customer requests for rescheduling or cancellation of contractual orders. If we agree to such cancellations, modification or rescheduling, it could significantly reduce our revenues.

Our commercial aircraft production rates could change. As a result of worldwide demand for new aircraft, we have received more than one thousand net orders per year during 2006 and 2005. There will be production rate changes in order to meet the delivery schedules for existing and new airplane programs. This may lead to adding extra production lines, implementing infrastructure changes, seeking additional qualified and skilled employees, and obtaining other resources. Failure to successfully implement any production rate changes could lead to missed delivery commitments, and depending on the length of delay in meeting delivery commitments, additional costs and customers rescheduling their deliveries or terminating their aircraft on contract with us.

We depend heavily on U.S. Government contracts, which are subject to unique risks.

In 2006, 46% of our revenues were derived from U.S. Government contracts. In addition to normal business risks, our contracts with the U.S. Government are subject to unique risks some of which are beyond our control.

The funding of U.S. Government programs is subject to congressional appropriations. Many of the U.S. Government programs in which we participate may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially negative impact on our operations.

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

Our contract costs are subject to audits by U.S. Government agencies. U.S. Government representatives may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to reduce our revenues or profits upon completion and final negotiation of audits. If any audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

Our business is subject to potential U.S. Government inquiries and investigations. We are sometimes subject to certain U.S. Government inquiries and investigations of our business practices due to our participation in government contracts. Any such inquiry or investigation could potentially result in a material adverse effect on our results of operations and financial condition.

Our U.S. Government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. Government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. Government contracts.

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

Many of our contracts in IDS and Commercial Airplanes are contracted on a fixed-price basis. Approximately 50% of IDS revenues are generated from fixed-price contracts, and commercial jet aircraft are normally sold on a firm fixed-price basis with an indexed price escalation clause. While firm fixed-price contracts allow us to benefit from cost savings, they also expose us to the risk of cost overruns. If the initial estimates we use to calculate the contract price and the cost to perform the work prove to be incorrect, we could incur losses. In addition, some of our contracts have specific provisions relating to cost, schedule, and performance. If we fail to meet the terms specified in those contracts, then our cost to perform the work could increase or our price could be reduced, which would adversely affect our financial condition. These programs have risk for reach-forward losses if our estimated costs exceed our estimated price.

Fixed-price development work inherently has more uncertainty than production contracts and, therefore, more variability in estimates of the cost to complete the work. Many of these development programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. Some fixed-price development contracts include initial production units in their scope of work. Successful performance of these contracts depends on our ability to meet production specifications and delivery rates. If we are unable to perform and deliver to contract requirements, our contract price could be reduced through the incorporation of liquidated damages, termination of the contract for default, or other financially significant exposure. Management uses its best judgment to estimate the cost to perform the work and the price we will eventually be paid on fixed-price development programs. While we believe the cost and price estimates incorporated in the financial statements are appropriate, future events could result in either upward or downward adjustments to those estimates. In 2006 we recorded charges of $770 million on our AEW&C program, delayed delivery of the first two aircraft and revised the delivery schedule for the remaining aircraft under this program. We may continue to experience technical quality issues requiring further delays in schedule or revisions to our cost estimates. Examples of other significant fixed-price development contracts include 767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation.

We enter into cost-type contracts which also carry risks.

Approximately 50% of IDS revenues are generated from cost-type contracting arrangements. Some of these are development programs which have complex design and technical challenges. These cost-type programs typically have award or incentive fees that are subject to uncertainty and may be earned over extended periods. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if cost, schedule, or technical performance issues arise. Programs whose contracts are primarily cost-type include GMD, FCS, P-8A Poseidon, Proprietary programs, Airborne Laser, JTRS, FAB-T, and the E/A-18 Growler.

We enter into contracts that include in-orbit incentive payments that subject us to risks.

Contracts in the commercial satellite industry include in-orbit incentive payments, and government satellite contracts also may include in-orbit incentives. These in-orbit payments may be paid over time after final satellite acceptance or paid in full prior to final satellite acceptance. In both cases, the in-orbit incentive is at risk if the satellite does not perform to specifications for up to 15 years after acceptance. The net present value of in-orbit incentive fees we ultimately expect to realize is recognized as revenue in the construction period. If the satellite fails to meet contractual performance criteria, customers will not be obligated to continue making in-orbit payments and/or we may be required to provide refunds to the customer and incur significant charges.

We use estimates in accounting for many contracts and programs. Changes in our estimates could adversely affect our future financial results.

Contract and program accounting require judgment relative to assessing risks, estimating contract revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts and programs, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages, materials prices and allocated fixed costs. Incentives or penalties related to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information for us to assess anticipated performance. Estimates of award fees are also used in sales and profit rates based on actual and anticipated awards.

Under program accounting, inventoriable production costs (including overhead), program tooling costs and routine warranty costs are accumulated and charged as cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program. Several factors determine accounting quantity, including firm orders, letters of intent from prospective customers, and market studies. Changes in underlying assumptions, circumstances or estimates concerning the selection of the initial accounting quantity or changes in market conditions, along with a failure to realize predicted costs, may adversely affect future financial performance.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance. For additional information on our accounting policies for recognizing sales and profits, see our discussion under “Management’s Discussion and Analysis—Critical Accounting Policies—Contract Accounting/Program Accounting” on pages 40-41 and Note 1 to the consolidated financial statements on pages 51-52 of this Form 10-K.

Significant changes in discount rates, actual investment return on pension assets, and other factors could affect our earnings, equity, and pension contributions in future periods.

Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension and other postretirement benefit plans. Generally accepted accounting principles (GAAP) in the United States of America require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change the assumptions. The most significant year-end assumptions used to estimate pension or other postretirement income or expense for the following year are the discount rate, the expected long-term rate of return on plan assets, and expected future medical inflation. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to Other comprehensive income. For a discussion regarding how our financial statements can be affected by pension and other postretirement plan accounting policies, see “Management’s Discussion and Analysis—Critical Accounting Policies—Postretirement Plans” on pages 43-44 of this Form 10-K. Although GAAP expense and pension or other postretirement contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash the company would contribute to the pension or other postretirement plans. Potential pension contributions include both mandatory amounts required under federal law Employee Retirement Income Security Act (ERISA) and discretionary contributions to improve the plans’ funded status.

Some of our workforce is represented by labor unions, which may lead to work stoppages.

Approximately 56,980 of our employees are unionized, which represented approximately 37% of our employees at December 31, 2006. We experienced work stoppages in 2005 when labor strikes halted commercial aircraft and IDS production and we may experience additional work stoppages in the future, which could adversely affect our business. We cannot predict how stable our relationships, currently with 17 different U.S. labor organizations and 7 different non-U.S. labor organizations, will be or whether we will be able to meet the unions’ requirements without impacting our financial condition. The unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could negatively impact the timely production of our products, which could strain relationships with customers and cause a loss of revenues that would adversely affect our results of operations.

Competition within our markets may reduce our procurement of future contracts and sales.

The markets in which we operate are highly competitive. Our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. In addition, some of our largest customers could develop the capability to manufacture products or provide services similar to products that we manufacture or services that we provide. This would result in these customers supplying their own products or services and competing directly with us for sales of these products or services, all of which could significantly reduce our revenues. Furthermore, we are facing increased international competition and cross-border consolidation of competition. There can be no assurance that we will be able to compete successfully against our current or future competitors or that the competitive pressures we face will not result in reduced revenues and market share.

We derive a significant portion of our revenues from non-U.S. sales and are subject to the risks of doing business in other countries.

In 2006 sales to non-U.S. customers accounted for approximately 37% of our revenues. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements

•	domestic and international government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements

•	fluctuations in international currency exchange rates

•	delays in placing orders

•	the complexity and necessity of using non-U.S. representatives and consultants

•	the uncertainty of adequate and available transportation

•	the uncertainty of the ability of non-U.S. customers to finance purchases

•	uncertainties and restrictions concerning the availability of funding credit or guarantees

•	imposition of tariffs or embargoes, export controls and other trade restrictions

•	the difficulty of management and operation of an enterprise spread over various countries

•	compliance with a variety of international laws, as well as U.S. laws affecting the activities of U.S. companies abroad

•	economic and geopolitical developments and conditions

While these factors or the impact of these factors are difficult to predict, any one or more of these factors could adversely affect our operations in the future.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position and results of operations.

A substantial deterioration in the financial condition of the commercial airline industry as it relates to Boeing Capital Corporation (BCC) may have an adverse effect on our earnings, cash flows and/or financial position.

BCC, our wholly-owned subsidiary, has a substantial portion of its portfolio concentrated among commercial airline customers. A material adverse effect in the airline industry could result in significant defaults by airline customers, repossessions of aircraft, airline bankruptcies, or restructurings. Several of the major commercial airlines, including Delta and Northwest have filed for bankruptcy protection. Additional bankruptcies or restructurings of our current or potential customers could lead to reduced demand for leased aircraft and reduced aircraft lease rates. These events could have a negative effect on our earnings, cash flows and/or financial position.

Our insurance coverage may be inadequate to cover all significant risk exposures.

We are exposed to liabilities that are unique to the products and services we provide. While we maintain insurance for certain risks and, in some circumstances, we may receive indemnification from the U. S. Government, insurance can’t be obtained to protect against all risks and liabilities. It is therefore possible that the amount of our insurance coverage may not cover all claims or liabilities, and we may be forced to bear substantial costs.

Our forward looking statements, projections and business assumptions may prove to be inaccurate, resulting in lower than expected earnings.

The statements in this Risk Factors section describe the material risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. Our disclosure and analysis in this report and in our 2006 Annual Report to Shareholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release as well as oral forward-looking statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts.

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

Item 1B. Unresolved Staff Comments

There are no material unresolved SEC staff comments as of the date of this report.

Item 2. Properties

We occupied approximately 87 million square feet of floor space on December 31, 2006 for manufacturing, warehousing, engineering, administration and other productive uses, of which approximately 96% was located in the United States.

The following table provides a summary of the floor space by business:

(thousands of square feet)	Owned	Leased
Commercial Airplanes	35,978	4,036
IDS	31,193	10,315
Other*	4,853	757
Total	72,024	15,108

—	Commercial leases from U.S. Government landlord: 158 square feet (Included)
—	Rent-free space furnished by U.S. Government landlord: 1,232 square feet (Excluded)
*

Other includes Boeing Capital Corporation, Engineering, Operations and Technology (formerly, Boeing Technology), Corporate Headquarters, and Boeing Shared Services Group. Additionally, Connexion by BoeingSM represents 98 square feet, however the lease ended on January 31, 2007.

Our businesses had major operations at the following locations:

•	Commercial Airplanes – Greater Seattle, WA; Long Beach, CA

•

Integrated Defense Systems – Greater Los Angeles, CA; Greater Seattle, WA; Greater St. Louis, MO; Philadelphia, PA; San Antonio, TX; Huntsville, AL; Mesa, AZ; Wichita, KS; Houston, TX; Greater Washington, DC

•	Other – Chicago, IL; Irvine, CA; Greater Seattle, WA

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

Item 3. Legal Proceedings

Currently, we are a defendant in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 22 to our consolidated financial statements, which is hereby incorporated by reference.

In addition, in September 2003, two virtually identical shareholder derivative lawsuits were filed, and later consolidated, in Cook County Circuit Court, Illinois, against 11 of our current and former directors. We were named as a nominal defendant in the litigation. Other shareholders, who had earlier served demands under Section 220 of the Delaware Code to inspect our books and records, intervened in the litigation. Plaintiffs in the consolidated litigation alleged that the directors breached their fiduciary duties by permitting, or failing to remedy, certain alleged ethical and legal violations by employees in our defense businesses over the period 1989 – 2003. The lawsuit sought an unspecified amount of damages against each director and the implementation of remedial measures.

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

On December 12, 2006, the Court approved the proposed settlement, awarded plaintiffs’ attorneys $6 million in fees and expenses, and entered final judgment dismissing the consolidated action with prejudice.

The Company possesses a National Pollutant Discharge Elimination System (NPDES) permit allowing it to discharge industrial waste water and surface storm water from its Santa Susana Field Laboratory (SSFL) site in Simi Valley, California. The permit regulates surface water discharges at various locations on the property and imposes limits on the permissible levels of certain chemical compounds in the discharges. In July 2004 and again in January and March 2006, the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), amended our 1998 NPDES Permit for the SSFL site. The amendments imposed increasingly more stringent numeric surface water discharge limits. Boeing appealed the permit amendments to the California Water Resources Control Board (State Board) in early 2006. In December 2006, the State Board issued its order on Boeing’s appeal of the surface water permit. The order remands the matter to the Regional Board to establish a compliance schedule, but upholds the Regional Board’s inclusion of the limits in the permit. On January 17 2007, the Company filed a petition for a writ challenging the State Board’s adverse rulings in Los Angeles County Superior Court (an earlier court action challenging the Board’s refusal to stay enforcement of the permit limits pending the State Board’s action on the appeal was dismissed as moot on January 5, 2007).

In the period 2004 to the present, we have received five violation notices for exceeding permissible limits under our NPDES permit. For each notice of violation, Boeing may be subject to administrative penalties of up to $10,000 per violation and an additional charge based on the volume of water discharged. No such penalties have been assessed. In November 2005, the U.S. Attorney’s office in Los Angeles served us with a grand jury subpoena seeking documents pertaining to Boeing’s compliance with the NPDES permit during the period 2001 to the present and subsequently alleged that we have violated the federal Clean Water Act. We are completing document production pursuant to the subpoena and intend to engage in discussions with the U.S. Attorney’s office regarding the basis for our belief that no criminal violations of the Act occurred, and that, even if violations had occurred, prosecution would be inappropriate.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

Our executive officers as of February 1, 2007, are as follows:

Name	Age	Principal Occupation or Employment/Other Business Affiliations
James F. Albaugh	56

Executive Vice President, President and Chief Executive Officer, IDS since July 2002. Prior thereto, Senior Vice President of Boeing, President, Space and Communications Group from September 1998 (named CEO of Space and Communications Group in March 2001). Prior thereto, President, Boeing Space Transportation from April 1998. Prior thereto, President of Rocketdyne Propulsion and Power from March 1997. Current director of TRW Automotive Holdings, Inc.

James A. Bell	58

Executive Vice President and Chief Financial Officer since January 2004. Prior thereto, Senior Vice President of Finance and Corporate Controller from October 2000 to January 2004. Prior thereto, Vice President of Contracts and Pricing for Boeing Space Communications from January 1997 to October 2000. Current director of The Dow Chemical Company.

Scott E. Carson	60

Executive Vice President and President and Chief Executive Officer of Boeing Commercial Airplanes since September 2006. Prior thereto, Vice President of Sales at Commercial Airplanes. Prior thereto, President of Connexion by Boeing. Prior thereto, Chief Financial Officer of Commercial Airplanes. Prior thereto, Executive Vice President of Business Resources for the former Boeing Information, Space and Defense Systems.

Thomas J. Downey	42

Senior Vice President, Communications since January 1, 2007. Prior thereto Vice President, Corporate Communications, April 2006 to December 2006. Prior thereto, Vice President, Commercial Airplanes Communications, May 2002 to April 2006. Prior thereto, Corporate Vice President, Internal and Executive Communications, 1999 to April 2002. Prior thereto, General Manager of Communications and Community Relations for Military Aircraft and Missile Systems unit and director of Communications for Douglas Aircraft Company. Mr. Downey joined the company in 1986.

Shepard W. Hill	54	Senior Vice President, Business Development and Strategy. Prior thereto Hill was Vice President, Business Development, at IDS, and prior thereto, he was Vice President, Boeing Space and

Name	Age	Principal Occupation or Employment/Other Business Affiliations

Communications Government Relations and was vice president, Space Systems, Integrated Space and Defense Systems business unit. Mr. Hill joined Boeing when the company acquired Rockwell’s Aerospace and Defense business in 1996. At that time, Hill was Rockwell’s Vice President, Aerospace Government Affairs and Marketing.

Tod R. Hullin	63

Senior Vice President, Public Policy since May 2006. Prior thereto, Senior Vice President, Communications since December 2003. Prior thereto, Executive Vice President, Global Public Policy and North American Communications, Vivendi Universal from December 2000 to March 2002. Prior thereto, Senior Global Communications Officer for the Seagram Company Ltd. from October 1998 to December 2000 and Time Warner from February 1991 to March 1997.

James M. Jamieson	58

Senior Vice President, Chief Operating Officer, BCA since September 2006. Prior thereto, Chief Technology Officer December 2003 and prior thereto, Senior Vice President, Airplane Programs for Boeing Commercial Airplanes from February 2000 to December 2003. Prior thereto, Executive Vice President of Single Aisle Airplane Programs from October 1998 to February 2000.

Laurette T. Koellner	52

Senior Vice President, President, Boeing International since May 2006. Prior thereto, Executive Vice President and President, Connexion by Boeing since December 2004. Prior thereto, Chief People and Administration Officer, Executive Vice President from August 2002 through December 2004. Member of the Office of the Chairman from March 2002 until December 2003. Prior thereto, Chief People and Administration Officer, Senior Vice President, from March 2002. Prior thereto, Senior Vice President of the Company and President, Shared Services Group from November 2000. Prior thereto, Vice President and Corporate Controller from March 1999. Prior thereto, Vice President and General Auditor from August 1997. Prior thereto, Vice President of Auditing at McDonnell Douglas Corporation from May 1996. Prior thereto, Division Director of Human Resources at McDonnell Douglas Aerospace Company from May 1994. Current director of Sara Lee Corporation.

J. Michael Luttig	52

Senior Vice President and General Counsel of the Company since May 2006. Prior thereto, served on the United States Court of Appeals for the Fourth Circuit from October 1991 to May 2006. Prior thereto, Assistant Attorney General of the United States from October 1990 to October 1991, and Counselor to the Attorney General at the Department of Justice from August 1990 to October 1991. Prior thereto, Principal Deputy Assistant Attorney General at the Department of Justice from March 1989 to October 1990. Prior thereto, Luttig was associated with Davis Polk and Wardell from September 1985 to March 1989. Prior thereto, special assistant to the Chief Justice of the United States from September 1984 to September 1985. Prior thereto, law clerk to the Honorable Warren E. Burger, Chief Justice of the United States from July 1983 until August 1984 and law clerk to then-Judge Antonin Scalia of the United States Court of Appeals from August 1982 to July 1983. Prior thereto, special assistant to The White House Counsel and then as assistant counsel from March 1981 to August 1982. Prior thereto, Luttig worked at the Supreme Court of the United States in the Office of Administrative Assistant to the Chief Justice from September 1976 to September 1978.

Name	Age	Principal Occupation or Employment/Other Business Affiliations
W. James McNerney, Jr.	57

Chairman, President and Chief Executive Officer, The Boeing Company. Mr. McNerney has served as Chairman and Chief Executive Officer of the Boeing Company since July 1, 2005. Previously, he served four and a half years as Chairman and Chief Executive Officer of 3M Company (diversified technology). Beginning in 1982, he served in management positions at General Electric Company, his most recent being President and Chief Executive Officer of GE Aircraft Engines from 1997 until 2000. Mr. McNerney is on the board of the following public company in addition to The Boeing Company: The Procter & Gamble Company. He is also a member of various business and educational organizations.

Bonnie W. Soodik	56

Senior Vice President, Office of Internal Governance since November 2003. Prior thereto, President, Shared Services Group since March 2002. Prior thereto, Vice President of Human Resources for Boeing Space and Communications Group. Prior thereto, Vice President and General Manager of Shared Services Group. Prior thereto, Vice President of Product Assurance and Services at Aircraft & Missiles from April 1997. Prior thereto, Vice President of Quality at Douglas Aircraft from 1995.

Richard D. Stephens	54

Senior Vice President Human Resources and Administration since September 2005. He previously served as Senior Vice President of Internal Services and prior thereto, he was President of Shared Services Group. Prior thereto, he was Vice President and General Manager, Integrated Defense Systems Homeland Security and Services, from July 2002 to December 2003. Mr. Stephens has previously led a number of Boeing businesses, including Space and Communications Services, Reusable Space Systems, Naval Systems and Tactical Systems. Current director of Exostar.

John J. Tracy	52

Senior Vice President of Engineering, Operations and Technology (formerly Boeing Technology). Prior thereto, Vice President of Engineering and Mission Assurance for Integrated Defense Systems. Prior thereto, Vice President of Structural Technologies, Prototyping, and Quality for Phantom Works. Prior thereto, General Manager of Engineering for Military Aircraft and Missiles, the Director of the Space and Communications Advanced Engineering organization, the Director of Operations Management, and Director of Structures Technology for Phantom Works.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The number of holders of common stock as of February 9, 2007, was approximately 171,079.

The following table provides information about purchases we made during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

(Dollars in millions)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate dollar value that May Yet Be Purchased Under the Plans Or Programs
10/01/06 thru 10/31/06	1,793,834	$81.99	1,790,200	$2,672
11/01/06 thru 11/30/06	1,648,174	$85.92	1,641,400	$2,530
12/01/06 thru 12/31/06	1,733,264	$90.11	1,730,800	$2,374
TOTAL	5,175,272	$85.96	5,162,400

(1)

We repurchased an aggregate of 5,162,400 shares of our common stock in the open market pursuant to our repurchase programs. The program approved by the Board of Directors in June 2005 (the “2005 program”) was terminated by our Board of Directors on August 28, 2006 and replaced with a program approving the repurchase of $3 billion of additional common stock (the “Program”). Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have used all funds authorized for repurchase thereunder. Outside of the program, we purchased an aggregate of 12,872 shares in swap transactions.

The principal market for our common stock is the New York Stock Exchange. Our common stock is also listed on the Amsterdam, Brussels, London, Swiss and Tokyo Exchanges as well as various regional stock exchanges in the United States. Additional information required by this item is incorporated by reference from the table captioned Quarterly Financial Data (Unaudited) on page 107.

Item 6. Selected Financial Data

Five-Year Summary (Unaudited)

(Dollars in millions except per share data)	2006	2005	2004	2003	2002
Operations
Revenues
Commercial Airplanes(a)	$28,465	$21,365	$19,925	$21,380	$27,202
Integrated Defense Systems: (b)
Precision Engagement and Mobility Systems	14,350	13,510	12,835	11,783	11,635
Network and Space Systems	11,980	12,254	13,023	11,416	9,658
Support Systems	6,109	5,342	4,881	4,408	3,977
Total Integrated Defense Systems	32,439	31,106	30,739	27,607	25,270
Boeing Capital Corporation (c)	1,025	966	959	991	764
Other	299	657	275	625	223
Accounting differences/eliminations	(698)	(473)	(498)	(1,292)	(739)
Total revenues	$61,530	$53,621	$51,400	$49,311	$52,720
General and administrative expense (c)	4,171	4,228	3,657	3,200	2,959
Research and development expense	3,257	2,205	1,879	1,651	1,639
Other income, net	420	301	288	460	37
Net earnings from continuing operations (c)	$2,206	$2,562	$1,820	$685	$2,296
Cumulative effect of accounting change, net of taxes		17			(1,827)
Income from discontinued operations, net of taxes(c)			10	33	23
Net gain/(loss) on disposal of discontinued operations, net of tax	9	(7)	42
Net earnings	$2,215	$2,572	$1,872	$718	$492
Basic earnings per share from continuing operations	2.88	3.26	2.27	0.86	2.87
Diluted earnings per share from continuing operations	2.84	3.19	2.24	0.85	2.84
Cash dividends declared	$991	$861	$714	$573	$570
Per share	1.25	1.05	0.85	0.68	0.68
Additions to plant and equipment	1,681	1,547	1,246	836	954
Depreciation of plant and equipment	1,058	1,001	1,028	1,005	1,094
Employee salaries and wages	15,871	13,667	12,700	12,067	12,566
Year-end workforce	154,000	153,000	159,000	157,000	166,000
Financial position at December 31
Total assets(d)	$51,794	$59,996	$56,224	$55,171	$54,225
Working capital	(6,718)	(6,220)	(5,735)	892	(2,955)
Property, plant and equipment, net	7,675	8,420	8,443	8,597	8,765
Cash	6,118	5,412	3,204	4,633	2,333
Short-term investments	268	554	319
Total debt	9,538	10,727	12,200	14,443	14,403
Customer financing assets	8,890	10,006	11,001	10,914	9,878
Shareholders’ equity(d)	4,739	11,059	11,286	8,139	7,696
Per share	6.25	14.54	14.23	10.17	9.62
Common shares outstanding (in millions) (e)	757.8	760.6	793.2	800.3	799.7
Contractual Backlog
Commercial Airplanes (a)	$174,276	$124,132	$65,482	$63,929	$68,159
Integrated Defense Systems: (b)
Precision Engagement and Mobility Systems	24,988	21,815	21,539	23,131	17,862
Network and Space Systems	8,001	6,324	10,923	11,753	12,634
Support Systems	9,302	8,366	6,834	6,042	5,518
Total Integrated Defense Systems	42,291	36,505	39,296	40,926	36,014
Total	$216,567	$160,637	$104,778	$104,855	$104,173

Cash dividends have been paid on common stock every year since 1942.

(a)

In the first quarter of 2006, Commercial Airplanes changed its accounting policy for concessions received from vendors. The years 2005 through 2002 were retroactively adjusted for comparative purposes.

(b)

In 2006 we realigned IDS into three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. The years 2005 through 2002 were restated for comparative purposes.

(c)

During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business. Thus, the Commercial Financial Services business is reflected as discontinued operations. The years 2003 and 2002 were restated for comparative purposes.

(d)

Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans was adopted in 2006 and reduced shareholders’ equity by $8.2 billion. Retrospective application is not permitted.

(e)	Computation represents actual shares outstanding as of December 31, and excludes treasury shares and the outstanding shares held by the ShareValue Trust.

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

Our business strategy is centered on successful execution in healthy core businesses – Commercial Airplanes and Integrated Defense Systems (IDS) – supplemented and supported by Boeing Capital Corporation (BCC). Taken together, these core businesses generate substantial earnings and cash flow that permit us to invest in new products and services that open new frontiers in aerospace. We focus on producing the airplanes the market demands and we price our products to provide a fair return for our shareholders while continuing to find new ways to improve efficiency and quality. IDS is a defense systems business that integrates its resources in defense, intelligence, communications and space to deliver capability-driven solutions to its customers at reduced costs. Our strategy is to leverage our core businesses with a simultaneously intense focus on growth and productivity. Our strategy also benefits as commercial and defense markets often offset each others’ cyclicality. BCC delivers value through supporting our business units and managing overall financial exposures.

In 2006, our revenues grew by 15 percent. Earnings from operations increased 7%. We continued to invest in key growth programs as Research and Development expense grew by 48% to $3.3 billion, reflecting increased spending on the 787 and 747-8 programs and lower cost sharing payments from suppliers. We generated operating cash flow of $7.5 billion driven by operating and working capital performance. We reduced debt by $1.2 billion and repurchased 25 million common shares. Our contractual backlog grew 35% to $217 billion, driven by 40% growth at Commercial Airplanes while our total backlog grew 22% to $250 billion. At the end of 2006, we implemented new accounting rules for pensions and other post-retirement benefits, which together with the annual remeasurement of our pension plans reduced our shareholders’ equity by $6.5 billion. This decrease did not affect cash flows or the funded status of our benefit plans.

We expect continued growth in Commercial Airplane revenues and deliveries as we execute our record backlog and respond to global demand by ramping up commercial aircraft production. We expect IDS revenue to be slightly lower in 2007 and anticipate that the U.S. Department of Defense (U.S. DoD) budget growth will moderate over the next several years. We are focused on improving financial performance through a combination of productivity and customer-focused growth.

Consolidated Results of Operations

Revenues

(Dollars in millions)

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$28,465	$21,365	$19,925
Integrated Defense Systems	32,439	31,106	30,739
Boeing Capital Corporation	1,025	966	959
Other	299	657	275
Accounting differences/eliminations	(698)	(473)	(498)
Total revenues	$61,530	$53,621	$51,400

Higher consolidated revenues in 2006 were primarily due to higher new commercial aircraft deliveries. IDS revenues were up moderately in 2006 as growth in Precision Engagement and Mobility Systems and Support Systems was partially offset by lower volume in Network and Space Systems. BCC revenues increased in 2006 primarily due to higher investment income and higher net gain on disposal of assets. Other segment revenues decreased in 2006 as a result of the buyout of several operating lease aircraft in the amount of $369 million in 2005. In addition, revenues decreased in Accounting differences/eliminations due to higher Commercial Airplanes intercompany deliveries in 2006.

Consolidated revenues also increased in 2005 as compared to 2004. The increase was due to the growth at Commercial Airplanes driven by higher new aircraft deliveries, increased spares and aircraft modifications, and higher used aircraft sales. IDS revenues remained stable in 2005 after strong growth in 2004. BCC revenues for 2005 were essentially unchanged from 2004.

Earnings from Operations

The following table summarizes our earnings from operations:

(Dollars in millions)

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$2,733	$1,431	$745
Integrated Defense Systems	3,032	3,919	2,936
Boeing Capital Corporation	291	232	183
Other	(738)	(363)	(546)
Unallocated expense	(1,733)	(2,407)	(1,311)
Global Settlement with U.S. Department of Justice	(571)
Earnings from operations	$3,014	$2,812	$2,007

Our earnings from operations increased in 2006 compared to 2005 primarily driven by improved earnings at Commercial Airplanes and lower unallocated expense. This was partially offset by a $571 million charge for global settlement with U.S. Department of Justice (see Note 22), lower IDS earnings reflecting a $569 million net gain on the sale of our Rocketdyne business in 2005 and $770 million of charges on the Airborne Early Warning & Control (AEW&C) development program in 2006 partially offset by improved margins on other programs and a $320 million charge related to the exit of the Connexion by Boeing business recorded in Other segment (see Note 9).

An increase in earnings from operations in 2005 compared to 2004 was primarily due to strong operating performance by our business segments partially offset by higher unallocated expense. Included in 2004 results is a charge of $555 million related to the United States Air Force (USAF) 767 tanker program and expenses incurred to end production of the 717 aircraft.

The most significant items included in Unallocated expense are shown in the following table:

(Dollars in millions)

Year ended December 31,	2006	2005	2004
Pension and post-retirement expense	$(472)	$(851)	$(258)
Share-based plans expense	(680)	(999)	(627)
Deferred compensation expense	(211)	(186)	(54)
Other	(370)	(371)	(372)
Unallocated expense	$(1,733)	$(2,407)	$(1,311)

We recorded net periodic benefit cost related to pensions of $1,050 million in 2006, $1,303 million in 2005, and $451 million in 2004. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $746 million, $1,225 million and $335 million of pension expense in 2006, 2005, and 2004, respectively. A portion of pension expense is recorded in the business segments and the remainder is included in unallocated pension expense.

Unallocated pension and other post-retirement expense represents the difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Net periodic benefit cost related to pensions decreased in 2006 compared to 2005 mainly due to an absence of net settlement and curtailment charges partially offset by an increase in the amount of actuarial loss that was amortized. The increase in 2006 and 2005 deferred compensation plans expense is primarily due to the increase in our stock price.

Higher pension and post-retirement amounts in 2005 compared to 2004 are primarily related to higher amortization of actuarial losses and net settlement and curtailment charges due to 2005 divestitures. The increase in 2005 share-based plans expense is primarily due to the increase in our stock price which resulted in additional compensation expense due to an increase in the number of performance shares meeting the price growth targets and being converted to common stock.

Other Earnings Items

(Dollars in millions)

Year ended December 31,	2006	2005	2004
Earnings from operations	$3,014	$2,812	$2,007
Other income, net	420	301	288
Interest and debt expense	(240)	(294)	(335)
Earnings before income taxes	3,194	2,819	1,960
Income tax expense	(988)	(257)	(140)
Net earnings from continuing operations	$2,206	$2,562	$1,820

Other income primarily consists of interest income. Interest income was higher in 2006 and 2005 as a result of higher interest rates and higher cash and investment balances partially offset by lower interest income related to federal income tax settlements for prior years.

Interest and debt expense decreased in 2006 and 2005 due to debt repayments.

The effective income tax rate of 30.9% for 2006 differed from the 2005 effective income tax rate of 9.1% primarily due to the favorable 2005 settlement with the Internal Revenue Service and the non-deduction in 2006 of the global settlement with the U.S. Department of Justice. The effective income tax rate of 9.1% for 2005 was comparable to the 2004 effective income tax rate of 7.1%. Both 2005 and 2004 benefited from audit settlements and export tax benefits. 2006 is the final year for recognizing export tax benefits. For additional discussion related to Income Taxes see Note 6.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and non-U.S. government contract funding. Contractual backlog increased by $55,930 million in 2006 compared to 2005 as a result of increases at Commercial Airplanes of $50,144 million, which were primarily due to new orders in excess of deliveries for the 737NG, 747 and 787 airplanes, and increases at IDS of $5,786 million which were driven by funding received from new orders and existing contracts for C-17, F/A-18, Integrated Logistics Chinook support, and Proprietary.

Unobligated backlog includes U.S. and non-U.S. government definitive contracts for which funding has not been authorized. Funding that is subsequently received is moved to contractual backlog. The decrease in IDS unobligated backlog of $10,584 million during 2006 compared to 2005 is primarily due to funding released from new orders and existing contracts on F/A-18, Future Combat Systems (FCS), C-17, and Proprietary.

Segment Results of Operations and Financial Condition

Commercial Airplanes

Business Environment and Trends

Airline Industry Environment Air travel growth is driven by a combination of economic growth and the increasing propensity to travel due to increased trade, globalization and improved airline services driven by liberalization of air traffic rights between countries. Air traffic growth continues to exceed its long-term trend due to strong performance of these key drivers. Global economic growth, the primary driver of air traffic growth, remained above long-term trend for the third straight year in 2006. Evidence of increasing liberalization can be seen in the declining restrictions on flights between countries, increasing private ownership of airlines and reduced regulation of competition within markets.

Looking forward, our 20-year forecast is for a long-term average growth rate of 5% per year for passenger traffic, and 6% per year for cargo traffic based on projected average annual worldwide real economic growth rate of 3%. Based on long-term global economic growth projections, and factoring in increasing utilization of the worldwide airplane fleet and requirements to replace older airplanes, we project a $2.6 trillion market for 27,200 new airplanes over the next 20 years.

The airline industry is becoming increasingly competitive resulting in airlines focusing on increasing productivity and improving service levels. Airlines are changing many aspects of their operations including simplifying fleets, distribution, and pricing; outsourcing non-essential operations; reducing labor costs and airport costs; increasing asset utilization; and developing new business models through innovations in network structure, fare structures, service levels and distribution networks. Such changes are providing new opportunities for airline industry suppliers.

Worldwide, many airlines continue reporting operating profits although performance varies significantly by region and business model. Recent industry financials generally show increasing unit revenues and rising fares. Cost-cutting initiatives and efficiency improvements are helping many airlines remain profitable despite intense competition and high fuel prices. Fuel costs now comprise one quarter of airline operating costs compared to less than 15% three years ago. Overall, the industry is forecast to lose half a billion dollars in 2006, but return to profitability in 2007. Many airlines that are growing to meet increased demand are acquiring new capacity from manufacturers.

The industry remains vulnerable to near-term exogenous developments including disease outbreaks (such as avian flu), the threat of terrorism, global economic imbalances, increasing global environmental concerns and fuel prices. Fuel prices are forecast to remain elevated and volatile in the near-term due to strong demand driven by economic growth and minimal surplus capacity to cushion against supply shocks.

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

Continued access to global markets remains vital to our ability to fully realize our sales potential and long-term investment returns. Approximately two-thirds of Commercial Airplanes’ sales and contractual backlog are from customers based outside the United States.

We face aggressive international competitors who are intent on increasing their market share. They offer competitive products and have access to most of the same customers and suppliers. Airbus has historically invested heavily to create a family of products to compete with ours. Regional jet makers Embraer and Bombardier, coming from the less than 100-seat commercial jet market, continue to develop larger and more capable airplanes. This market environment has resulted in intense pressures on pricing and other competitive factors.

Worldwide, airplane sales are generally conducted in U.S. dollars. Fluctuating exchange rates affect the profit potential of our major competitors, all of whom have significant costs in other currencies. A decline of the U.S. dollar relative to their local currencies puts pressure on competitors’ revenues and profits. Competitors often respond by aggressively reducing costs and increasing productivity, thereby improving their longer-term competitive posture. Airbus has recently announced such initiatives targeting a two-year reduction in its development cycle and a 20% increase in overall productivity by 2010. If the U.S. dollar strengthens, Airbus can use the extra efficiency to develop new products and gain market share.

We are focused on improving our processes and continuing cost-reduction efforts. We continue to leverage our extensive customer support services network which includes aviation support, spares, training, maintenance documents and technical advice for airlines throughout the world. This enables us to provide a higher level of customer satisfaction and productivity. These efforts enhance our ability to pursue pricing strategies that enable us to price competitively and maintain satisfactory margins.

Operating Results

(Dollars in millions)	2006	2005	2004
Revenues*	$28,465	$21,365	$19,925
% of Total Company Revenues	46%	40%	39%
Operating Earnings	$2,733	$1,431	$745
Operating Margins	9.6%	6.7%	3.7%
Research and Development	$2,390	$1,302	$941
Contractual Backlog*	$174,276	$124,132	$65,482

*

Note: In the first quarter of 2006, Commercial Airplanes changed its accounting policy for concessions received from vendors. The years 2005 and 2004 were retroactively adjusted for comparative purposes. See Note 1.

Revenues The increase in revenue of approximately $7,100 million in 2006 from 2005 was primarily attributable to higher new airplane deliveries, including model mix changes, of $6,820 million, increased aircraft modification and spares business of $873 million offset by $593 million primarily attributable to lower revenue from aircraft trading.

The increase in revenue of $1,440 million in 2005 from 2004 was primarily attributable to higher new airplane deliveries, including model mix changes, of $845 million, used airplane sales of $302 million and $293 million primarily attributable to aircraft modification, and spares.

Increased deliveries in 2005 were achieved despite delivering 29 fewer than expected airplanes due to the IAM strike during the month of September 2005. This resulted in approximately $2,000 million lower revenue than anticipated for 2005.

Commercial jet aircraft deliveries as of December 31, including deliveries under operating lease, which are identified by parentheses, were as follows:

	717		737 NG		747	757	767		777	Total
2006
Cumulative Deliveries	155		2,136		1,380	1,049	947		604
Deliveries	5	(3)	302	*	14	–	12	*	65	398
2005
Cumulative Deliveries	150		1,834		1,366	1,049	935		539
Deliveries	13	(5)	212	*	13	2	10	*	40	290
2004
Cumulative Deliveries	137		1,622		1,353	1,047	925		499
Deliveries	12	(6)	202	*	15	11	9	(1)	36	285

*

Intracompany deliveries were two 767 aircraft and eight 737 Next Generation aircraft in 2006, two 767 aircraft and two 737 Next Generation aircraft in 2005 and three 737 Next-Generation aircraft in 2004.

Earnings from Operations The $1,302 million increase in earnings from operations in 2006 over the comparable period of 2005 was primarily attributable to earnings of $1,781 million on increased revenue from new aircraft deliveries and $315 million in increased earnings primarily attributable to aircraft modifications. In addition cost performance improved by $226 million. Such items were offset by increased research and development costs of $1,088 million. In 2005 we had a loss on the sale of Wichita, Kansas and Tulsa and McAlester, Oklahoma operations of $68 million. The IAM strike resulted in lower operating earnings in 2005 due to 29 fewer than expected airplane deliveries.

The $686 million increase in earnings from operations in 2005 over the comparable period of 2004 was primarily attributable to earnings on increased revenue from new aircraft deliveries of $265 million and $135 million of increased revenue primarily attributable to aircraft modification. In addition, margin improved $414 million mainly due to improved cost performance, which was offset by increased research and development costs of $361 million and other period costs of $174 million, and a loss on the sale of Wichita, Tulsa and McAlester operations of $68 million. In 2004, we also had charges of $280 million resulting from the decision to complete production of the 717 program and $195 million of the 767 USAF Tanker program charge.

Backlog The backlog increase in 2006 related to orders in excess of deliveries for 737NG, 747 and 787, while the increase in 2005 related to orders in excess of deliveries for 737NG, 777 and 787.

Accounting Quantity The accounting quantity is our estimate of the quantity of airplanes that will be produced for delivery under existing and anticipated contracts. It is a key determinant of gross margins we recognize on sales of individual airplanes throughout a program’s life. Estimation of each program’s accounting quantity takes into account several factors that are indicative of the demand for that program, including firm orders, letters of intent from prospective customers, and market studies. We review our program accounting quantities quarterly.

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

The accounting quantity for each program may include units that have been delivered, undelivered units under contract, and units anticipated to be under contract in the reasonable future (anticipated orders). In developing total program estimates all of these items within the accounting quantity must be considered. The table below provides details as of December 31:

	Program
	717	737 NG	747	757	767	777	787
2006
Program accounting quantities	156	3,200	1,449	1,050	985	900	*
Undelivered units under firm orders[1]		1,560	116		28	299	448
Cumulative firm orders (CFO)[2]	155	3,696	1,496	1,049	975	903
Anticipated orders	N/A	N/A	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	1%	N/A
2005
Program accounting quantities	156	2,800	1,424	1,050	971	800	*
Undelivered units under firm orders[1]	5	1,123	58		30	288	287
Cumulative firm orders (CFO) [2]	155	2,957	1,424	1,049	965	827
Anticipated orders	N/A	N/A	N/A	N/A	3	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A	0%	N/A
2004
Program accounting quantities	156	2,400	1,400	1,050	959	700	*
Undelivered units under firm orders[1]	18	771	27	2	25	167	52
Cumulative firm orders (CFO) [2]	155	2,393	1,380	1,049	950	666
Anticipated orders	N/A	5	19	N/A	6	34
Anticipated orders as a % of CFO	N/A	0%	1%	N/A	1%	5%

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, targeted for 2008.

[1]

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

[2]	Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation program increased by 400 units during 2006 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program In November 2005, we launched the 747-8 family, which includes the 747-8 Intercontinental passenger airplane and the 747-8 Freighter. This launch and additional firm orders have extended the life of this program and have also solidified product strategy. The accounting quantity for the 747 program increased by 25 units during 2006. During 2006 we completed firm configuration of the 747-8 freighter and the same is expected for the passenger version in 2007. Deliveries of the first 747-8 freighter and intercontinental passenger airplane are targeted for late 2009 and late 2010.

767 Program During 2005 and 2006 the 767 program obtained additional orders, including 10 firm orders during 2006. In addition, on February 5, 2007, a customer announced its plans to order 27 767-300 Extended Range Freighters. We continue pursuing market opportunities for additional 767 sales.

777 Program The accounting quantity for the 777 program increased by 100 units during 2006 as a result of the program’s normal progression of obtaining additional orders and delivering aircraft.

787 Program As we progress toward first flight and entry into service of the 787, we continue to manage pressures with respect to weight, schedule, and supplier implementation as they arise. There are inherent risks associated with the development and production of any new airplane, which can impact expectations. But we still continue to expect delivery of the 787 on schedule and in accordance with our contractual obligations. We are preparing for the first test flight of the 787 in 2007, and for entry into service in 2008.

A key milestone of the program was achieved in 2006 with the initial flight of the first 747-400 Large Cargo Freighter (LCF), called the DreamLifter. These specially-modified freighters will transport major composite structures of the 787 airplanes. Other key events during 2006 were the first shipment of a major assembly between supplier partners and the introduction of a digital computer simulation of the entire 787 production and assembly process.

Completed programs

717 Program On January 12, 2005, we announced our decision to complete production of the 717 aircraft during 2006 due to the lack of overall market demand. The final 717 was delivered in the second quarter of 2006.

757 Program Production of the 757 program ended in October 2004. The last aircraft was delivered in the second quarter of 2005.

For additional information regarding termination liabilities remaining in Accounts payable and other liabilities for these two programs see Note 23.

Deferred production costs Deferred production costs represent commercial aircraft inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units using program accounting. As of December 31, 2006 and 2005 deferred production costs relate to the 777 program and there were no significant excess deferred production costs or unamortized tooling costs not recoverable from existing firm orders.

The deferred production costs and unamortized tooling included in the 777 program’s inventory at December 31 are summarized in the following table:

(Dollars in millions)	2006	2005
Deferred production costs	$871	$683
Unamortized tooling	329	411

As of December 31, 2006 and 2005, the balance of deferred production costs and unamortized tooling related to all other commercial aircraft programs was insignificant relative to the programs’ balance-to-go cost estimates.

Fleet support We provide the operators of our commercial airplanes with assistance and services to facilitate efficient and safe aircraft operation. Collectively known as fleet support services, these activities and services begin prior to aircraft delivery and continue throughout the operational life of the aircraft. They include flight and maintenance training, field service support costs, engineering services and technical data and documents. The costs for fleet support are expensed as incurred and have been historically less than 1.5% of total consolidated costs of products and services. This level of expenditures is anticipated to continue in the upcoming years. These costs do not vary significantly with current production rates.

Research and development The following chart summarizes the time horizon between go-ahead and certification/initial delivery for major Commercial Airplanes derivatives and programs.

Our Research and development expense increased $1,088 million and $361 million in 2006 and 2005. Research and development expense is net of development cost sharing payments received from suppliers. The increase in 2006 was due to higher spending of $636 million, primarily on 787 and 747-8, and $452 million of lower supplier development cost sharing payments. The increase during 2005 was primarily due to increased spending on the 787 program and was partially offset by supplier development cost sharing payments. During the second and third quarters of 2006, we increased our research and development expense forecasts for 2006 and 2007 to reflect increasing pressures on the 787 program as well as modified and increased scope on the 747-8 program to support customer expectations. We are also continuing to develop derivatives and features for our other programs primarily the 737 and 777 programs.

Integrated Defense Systems

Business Environment and Trends

IDS consists of three capabilities-driven businesses: Precision Engagement and Mobility Systems (PE&MS), Network and Space Systems (N&SS), and Support Systems.

Defense Environment Overview The U.S. is faced with continuous force deployments overseas, stability operations in Afghanistan and Iraq, and the requirement both to recapitalize important defense capabilities and to transform the force to take advantage of available technologies to meet the changing national security environment as outlined in the 2006 Quadrennial Defense Review Report (QDR). All of this must be carried out against a backdrop of significant Federal budget deficits and an administration pledge to reduce and ultimately eliminate annual deficit spending. We anticipate that the national security environment will remain challenging for at least the next decade.

Because U.S. DoD spending makes up about half of worldwide defense spending and represented approximately 84% of IDS revenue in 2006, the trends and drivers associated with the U.S. DoD budget are critical. The U.S. DoD budget has grown substantially over the past decade, particularly after the terrorist attacks of September 11, 2001. Although the growth rate had moderated in recent years, the 2008 submittal equates to an 11% increase over the projected 2007 enacted level. The President’s request for fiscal year 2008 is $481 billion, excluding the additional $142 billion request to continue the fight in the Global War on Terror (GWOT) in fiscal year 2008. In the past emergency supplementals had been used to cover the on-going costs of the GWOT. In addition to the fiscal year 2008 budget request the President also submitted a fiscal year 2007 Emergency Supplemental requesting $93 billion to cover operations in the GWOT for the remainder of fiscal year 2007. This Supplemental is in addition to the $70 billion previously provided by Congress. The Procurement account continues to see growth with a request of $102 billion, a 25% increase over 2007, while the

Research, Development, Test & Evaluation (RDT&E) account remains flat at $75 billion. (All projections and percentage increases are made without taking inflation into account and without accounting for Supplemental funding.)

Even though we continue to see some growth in the U.S. DoD budget, it is unlikely that the U.S. DoD will be able to fully fund the hardware programs already in development as well as new initiatives in order to address the capability gaps identified in the 2006 QDR. This imbalance between future costs of hardware programs and expected funding levels is not uncommon in the U.S. DoD and is routinely managed by internally adjusting priorities and schedules, restructuring programs, and lengthening production runs to meet the constraints of available funding. We expect the U.S. DoD will respond to future budget constraints by focusing on affordability strategies that emphasize jointness, network-centric operations, persistent intelligence, surveillance, and reconnaissance, long-range strike, special operations, unmanned systems, precision guided kinetic and non-kinetic weapons, and continued privatization of logistics and support activities to improve overall effectiveness while maintaining control over costs.

Consolidation of contractor-provided U.S. Government launch capabilities was completed with the formation of the United Launch Alliance L.L.C. (ULA) joint venture in 2006. This consolidation was driven by the limited schedule of government launches as well as the downturn in the commercial launch market. Launch contractors had built business cases around the government market being supplemented by a robust commercial market, but as the commercial market declined these business cases were re-evaluated. The U.S. Government has an assured access to space policy which requires that two separate vehicles be available for use. The ULA joint venture is intended to provide this assurance.

Civil Space Transportation and Exploration Environment NASA has had stable but very little growth in their funding in this decade. NASA’s fiscal year 2006 appropriation of $16.6 billion was approximately equal to the fiscal year 2005 funding level, and presently the agency is operating under a “Continuing Resolution” in 2007. NASA’s budget remains focused on needed funds for Space Shuttle Operations, International Space Station, and new initiatives associated with the Vision for Space Exploration. We anticipate funding levels to remain in the $16 billion range in the near future. NASA is continuing to pursue elements of the Vision for Space Exploration, which will provide additional opportunities.

Commercial Satellite Environment The commercial satellite market has strengthened since the downturn earlier in the decade and is expected to stabilize with replacement demand through the end of the decade. The market remains extremely competitive however, with overcapacity across the overall industry and strong pressure on pricing. We will continue to pursue profitable commercial satellite opportunities where the customer values our technical expertise and unique solutions.

Integrated Defense Systems Operating Results

(Dollars in millions)	2006	2005	2004
Revenues	$32,439	$31,106	$30,739
% of Total Company Revenues	53%	58%	60%
Operating Earnings	$3,032	$3,919	$2,936
Operating Margins	9.3%	12.6%	9.6%
Research and Development	$791	$855	$834
Contractual Backlog	$42,291	$36,505	$39,296
Unobligated Backlog	$33,424	$44,008	$47,472

Since our operating cycle is long-term and involves many different types of development and production contracts with varying delivery and milestone schedules, the operating results of a particular year, or year-to-year comparisons of revenues and earnings, may not be indicative of future operating results. In addition, depending on the customer and their funding sources, our orders might be structured as annual follow-on contracts, or as one large multi-year order or long-term award. As a result, period-to-period comparisons of backlog are not necessarily indicative of future workloads. The following discussions of comparative results among periods should be viewed in this context.

Revenues IDS revenues increased 4% in 2006 and 1% in 2005 as growth in both PE&MS and Support Systems was partially offset by lower volume in N&SS.

Operating Earnings IDS operating earnings decreased by $887 million in 2006 from 2005 reflecting a $569 million net gain on the sale of Rocketdyne in 2005 and $770 million of charges on the AEW&C development program in 2006 partially offset by improved margins on other programs. Operating earnings increased by $983 million in 2005 from 2004 primarily due to the net gain on the Rocketdyne sale in 2005 in addition to stable performance in the commercial satellite business compared to 2004, when losses were recorded resulting from cost growth due to technical and quality issues and write-downs of slow-moving inventory.

Backlog Total backlog is comprised of contractual backlog, which represents work we are on contract to perform for which we have received funding, and unobligated backlog, which represents work we are on contract to perform for which funding has not yet been authorized and appropriated. IDS total backlog decreased 6% in 2006, from $80,513 million to $75,715 million, primarily due to decreases in unobligated backlog of $10,584 million which resulted from funding released from new orders and existing contracts on F/A-18, FCS, C-17, and Proprietary, offset by increases in contractual backlog of $5,786 million which were driven by funding received from new orders and existing contracts for C-17, F/A-18, Integrated Logistics Chinook support, and Proprietary.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Ground-based Midcourse Defense (GMD), FCS, P-8A (P-8A, formerly Multi-mission Maritime Aircraft), Proprietary programs, Airborne Laser, Joint Tactical Radio System (JTRS), Family of Beyond Line-of-Sight Terminals, and the E/A-18G.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have highly complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite on-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated contract revenues. Examples of these programs include AEW&C, 767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems Operating Results

(Dollars in millions)	2006	2005	2004
Revenues	$14,350	$13,510	$12,835
% of Total Company Revenues	23%	25%	25%
Operating Earnings	$1,238	$1,755	$1,697
Operating Margins	8.6%	13.0%	13.2%
Research and Development	$404	$440	$420
Contractual Backlog	$24,988	$21,815	$21,539
Unobligated Backlog	$9,194	$15,189	$20,885

Revenues PE&MS revenues increased 6% in 2006 and 5% in 2005 primarily due to additional aircraft deliveries and other volume. The revenue growth of $840 million in 2006 was driven by higher deliveries of F-15 and Apache and higher volume of P-8A, F-22, and Chinook, partially offset by reduced revenues of AEW&C. The revenue growth of $675 million in 2005 was driven by higher deliveries on F-15 and Apache and higher volume and milestone completions on P-8A and AEW&C, partially offset by fewer deliveries on F/A-18 and lower volume resulting from the Comanche termination.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

	2006	2005	2004
C-17 Globemaster III	16	16	16
F/A-18E/F Super Hornet	42	42	48
T-45 Training Systems	13	10	7
F-15 Eagle	12	6	3
CH-47 Chinook	2	–	–
C-40 Clipper	1	2	3
AH-64 Apache	31	12	3
Total New-Build Production Aircraft	117	88	80

Operating Earnings PE&MS operating earnings decreased $517 million in 2006 driven by the $770 million AEW&C charges mentioned above, which were partially offset by earnings from revenue growth, favorable contract mix, and reduced Company Sponsored Research & Development (CSR&D) expenditures on the 767 Tanker program. Operating earnings increased 3% in 2005 driven by earnings from revenue growth and reduced CSR&D expenditures on 767 Tankers in 2005 and charges recorded in 2004 to write off pre-contract development costs on the 767 USAF Tanker program.

Research and Development The PE&MS segment continues to focus its research and development resources where it can use its customer knowledge, technical strength and large-scale integration capabilities to provide transformational solutions to meet the war fighter’s enduring needs. Research and Development has remained consistent over the past several years. Research and development activities leverage our capabilities in architectures, system-of-systems integration and weapon systems technologies to develop solutions which are designed to enhance our customers’ capabilities in the areas of situational awareness and survivability. These efforts focus on increasing mission effectiveness and interoperability, and improving affordability, reliability and economic ownership. Continued research and development investments in unmanned technology and systems have enabled the demonstration of multi-vehicle coordinated flight and distributed control of high-performance unmanned combat air vehicles. Research and development in advanced weapons technologies emphasizes, among other things, precision guidance and multi-mode targeting. Research and development investments in the Global Tanker Transport Aircraft program represent a significant opportunity to provide state-of-the-art refueling capabilities to domestic and non-U.S. customers. Investments were also made to support various intelligence, surveillance, and reconnaissance business opportunities including P-8A and AEW&C aircraft. Other research and development efforts include upgrade and technology insertions to network-enable and enhance the capability and competitiveness of current product lines such as the F/A-18E/F Super Hornet, F-15E Eagle, AH-64 Apache, CH-47 Chinook and C-17 Globemaster III.

Backlog PE&MS total backlog decreased 8% from 2005 to 2006 primarily due to deliveries and sales on F/A-18 and F-15 from multi-year contracts awarded in prior years. Total backlog decreased 13% from 2004 to 2005 primarily due to deliveries and sales on C-17, F/A-18 and P-8A, and partially offset by additional F-15 and Chinook orders.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C During 2006 we recorded charges of $770 million on our international Airborne Early Warning and Control program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle includes four aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. The second-quarter charge of $496 million included estimated additional program costs and reductions in expected pricing caused by technical complexities which resulted in schedule delays and cost growth and increased the risk of late delivery penalties. The financial impact recorded in that quarter resulted from a detailed analysis of flight test data along with a series of additional rigorous technical and cost reviews after flight testing ramped up. The hardware and software development and integration had not progressed as quickly as we planned, resulting in the delivery for the first two aircraft being delayed 15 months. We reorganized the program to improve systems engineering and integration and we strengthened the leadership team in both program management and engineering. In the fourth quarter of 2006, after a revised estimate of technical progress by us and our subcontractors, we determined that program subsystems and software development had not matured as we had anticipated earlier in the year. We recorded a charge of an additional $274 million, reflecting further program delays of up to six months. These programs are ongoing, and while we believe the most recent cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

C-17 As of December 31, 2006, we have delivered a total of 159 of the 190 C-17s ordered by the U.S. Air Force, with final deliveries scheduled for 2009. Despite pending orders, which would extend deliveries of the C-17 to mid-2009, it is reasonably possible that we will decide in 2007 to suspend work on long-lead items from suppliers and/or to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a production shut-down, including any recovery that would be available from the government.

767 Tanker Program The 767 Tanker Program has orders for eight 767 Tankers, four from the Italian Air Force and four from the Japan Self Defense Agency. The USAF is continuing to pursue a replacement for the KC-135 tanker and has identified it as its top acquisition priority for 2007. In addition, the Pentagon requested funding for the development phase of the program in its 2008 budget request in February 2007. We remain firmly committed to the USAF Tanker program and are ready to support our customer in whatever decision is made regarding the recapitalization of the nation’s current aerial refueling fleet.

Network and Space Systems Operating Results

(Dollars in millions)	2006	2005	2004
Revenues	$11,980	$12,254	$13,023
% of Total Company Revenues	19%	23%	25%
Operating Earnings	$958	$1,399	$577
Operating Margins	8.0%	11.4%	4.4%
Research and Development	$301	$334	$357
Contractual Backlog	$8,001	$6,324	$10,923
Unobligated Backlog	$23,723	$27,634	$25,019

Revenues N&SS revenues decreased 2% in 2006 and 6% in 2005 as significant growth in FCS and higher Delta IV volume were offset by lower volume in Proprietary and GMD as well as the divestiture of our Rocketdyne business. Additional impacts resulted from fewer milestone completions in our commercial satellite business in 2006 and the completion of a Homeland Security contract in 2005.

Launch and new-build satellite deliveries were as follows:

	2006	2005	2004
Delta II	2	2	4
Delta IV	3	–	–
Commercial/Civil Satellites	4	3	2

Operating Earnings N&SS operating earnings decreased $441 million from 2005 to 2006 and increased $822 million from 2004 to 2005 driven by significant items in all three periods. The decrease from 2005 to 2006 was driven by the $569 million net gain on the Rocketdyne sale and higher contract values for Delta IV launch contracts in 2005, partially offset by increased earnings in the FCS program in 2006. The increase from 2004 to 2005 was driven by the favorable Rocketdyne and Delta IV impacts in 2005 mentioned above, while losses were recorded in our commercial satellite business in 2004 caused by performance issues due to cost growth from technical and quality issues and write-offs of slow-moving inventory. N&SS operating earnings include equity earnings of $71 million, $72 million, and $70 million from the United Space Alliance joint venture in 2006, 2005, and 2004, respectively.

Divestitures On February 28, 2005, we completed the stock sale of EDD to L-3 Communications. On August 2, 2005 we completed the sale of our Rocketdyne business to United Technologies Corporation. See Note 9 Exit Activity and Divestitures.

Research and Development The N&SS research and development funding remains focused on the development of communications and command and control capabilities that support a network-centric architecture approach for our various government customers. We are investing in the communications market to enable connectivity between existing air/ground platforms, increase communications availability and bandwidth through more robust space systems, and leverage innovative communications concepts. Key programs in this area include JTRS, FCS, GPS, and Transformational Communications System. Investments were also made to support concepts that will lead to the development of next-generation space intelligence systems. Along with increased funding to support these areas of architecture and network-centric capabilities development, we also maintained our investment levels in global missile defense and advanced missile defense concepts and technologies.

Backlog N&SS total backlog decreased 7% from 2005 to 2006 driven by sales from a multi-year order received in prior years on FCS. Total backlog decreased 6% from 2004 to 2005 driven by sales from multi-year orders received in prior years on GMD and FCS, partially offset by new orders on Proprietary programs.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. Government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we contributed assets and liabilities of $1,609 million and $695 million, respectively, to ULA. These amounts are subject to adjustment pending final review of the respective parties’ contributions. Any difference between the book value of our investment and our proportionate share of ULA’s net assets would be recognized ratably in future years. We also entered into an inventory supply agreement with ULA that provides for the purchase by ULA from us of Boeing Delta inventories totaling $1,860 million by March 31, 2021. We and Lockheed each will provide ULA with initial cash contributions of up to $25 million, and we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements. In connection with the transaction, we and Lockheed transferred performance responsibility for certain U.S. Government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement. In addition, in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $322 million in pre-tax losses. ULA is accounted for under the equity method of accounting. N&SS 2006 revenues include $727 million related to Delta rockets and formation of ULA will reduce N&SS revenues in 2007. We do not expect ULA to have a material impact to our earnings, cash flows, or financial position for 2007.

Sea Launch The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers. For the year ended December 31, 2006, the venture conducted five successful launches.

We have issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $486 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in Millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit Guarantees	$471	$188	$283
Partner Loans (Principal and Interest)	451	271	180
Advances to Provide for Future Launches	76			$76
Trade Receivable from Sea Launch	311	289		22
Performance Guarantees	33		20	13
Other Receivables from Sea Launch	45	38	3	4
	$1,387	$786	$486	$115

We made no additional capital contributions to the Sea Launch venture during the year ended December 31, 2006.

We suspended recording equity losses after writing our investment in and direct loans to Sea Launch down to zero in 2001 and accruing our obligation for third-party guarantees on Sea Launch indebtedness. We are not obligated to provide any further financial support to the Sea Launch venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize suspended losses as appropriate.

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built satellite, experienced an anomaly during launch on January 30, 2007. The impact to Sea Launch operations, including the remaining launches scheduled for 2007 is not yet known. Based on our preliminary assessment, we do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 million. We believe the NSS-8 loss was the result of an insured event and have so notified our insurance carriers.

See the discussions of Boeing Satellite International, Inc. (BSSI) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada, and Space Communications Corporation in Note 22.

Support Systems Operating Results

(Dollars in millions)	2006	2005	2004
Revenues	$6,109	$5,342	$4,881
% of Total Company Revenues	10%	10%	10%
Operating Earnings	$836	$765	$662
Operating Margins	13.7%	14.3%	13.6%
Research and Development	$86	$81	$57
Contractual Backlog	$9,302	$8,366	$6,834
Unobligated Backlog	$507	$1,185	$1,568

Revenues Support Systems revenues increased 14% in 2006 and 9% in 2005 driven by growth throughout the segment. The increase of $767 million in 2006 was due to higher Integrated Logistics (IL) volume on programs such as C-17 and increased program volume resulting from Aviall, which we acquired in the third quarter; higher International program volume resulting from our increased ownership in Alsalam Aircraft Co. (Alsalam); and volume on Maintenance, Modification, & Upgrade (MM&U) programs such as AC-130. The increase of $461 million in 2005 was due to higher volume on MM&U programs such as F-15 and AC-130 and IL programs such as Chinook and C-17.

In the second quarter of 2006 we increased our ownership interest in Alsalam, which operates as a Maintenance, Repair and Overhaul facility for various military and commercial aircraft. As a result, we began consolidating Alsalam’s financial statements, which generated revenues of $137 million during the last three quarters of 2006.

Operating Earnings Support Systems operating earnings increased 9% in 2006 and 16% in 2005 driven by the revenue increases mentioned above in addition to a different contract mix.

Research and Development Support Systems continues to focus investment strategies on its core businesses including Engineering and Logistic Services, MM&U, Supply Chain Services, Training and Support Systems, and Advanced Logistics Services, as well as on moving into the innovative Network Centric Logistics areas. Investments have been made to continue the development and implementation of innovative and disciplined tools, processes and systems as market discriminators in the delivery of integrated customer solutions. Examples of successful programs stemming from these investment strategies include the C-17 Globemaster Sustainment Partnership, the F/A-18 Integrated Readiness Support Teaming program, and the F-15 Singapore Performance Based Logistics contract.

Backlog Support Systems total backlog increased 3% from 2005 to 2006 driven by a large IL order for Chinook support. Total backlog increased 14% from 2004 to 2005 driven by orders for new business offsetting sales on various IL programs.

Boeing Capital Corporation Segment

Business Environment and Trends

BCC’s customer financing and investment portfolio at December 31, 2006 totaled $8,034 million, which was substantially collateralized by our commercial aircraft. While worldwide traffic levels are well above those in the past, the effects of higher fuel prices continue to impact the airline industry. At the same time, the credit ratings of some airlines, particularly in the United States, have remained at low levels. Despite positive factors including passenger load at record high levels, a limited supply of economically viable used aircraft and, increasing lease rates, values as measured by reference to published reports from multiple external appraisers for the various aircraft types that are collateral in BCC’s portfolio generally have not increased.

Aircraft values and lease rates are impacted by the number and type of aircraft that are currently out of service. Approximately 1,850 commercial jet aircraft (9.9% of current world fleet) continue to be parked, including both in production and out-of-production aircraft types of which over 50% are not expected to return to service. Aircraft valuations could decline if significant numbers of aircraft, particularly types with relatively few operators, are placed out of service.

At December 31, 2006, $2,590 million and $1,171 million of BCC’s portfolio was collateralized by 717 and 757 aircraft. During 2006, BCC recognized an expense of $15 million to increase the valuation allowance resulting from a decrease in the collateral value of the 717 aircraft. See Note 10.

Summary Financial Information

(Dollars in millions)	2006	2005	2004
Revenues	$1,025	$966	$959
Operating Earnings	$291	$232	$183
Operating Margins	28%	24%	19%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, and lease income from equipment under operating lease. BCC’s revenues increased $59 million in 2006, primarily due to an increase in investment income of $40 million from the sale or repayment at maturity of certain investments and a higher gain on the sale of aircraft and certain investments in notes receivable of $23 million. These increases were partially offset by a decline in interest and lease income due to decreases in the weighted average balance of the related portfolio. BCC’s revenues were essentially unchanged in 2005 compared with 2004.

Operating earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings increased by $59 million in 2006 primarily due to increased revenues. The increase in operating earnings in 2005 compared with 2004 was primarily due to a lower asset impairment expense and the absence of debt redemption costs partially offset by increased depreciation expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	2006	2005
BCC Customer Financing and Investment Portfolio	$8,034	$9,206
Valuation Allowance as a % of Total Receivables	2.4%	2.0%
Debt	$5,590	$6,322
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at December 31, 2006 decreased from December 31, 2005 due to portfolio run-off and sale of certain portfolio assets. At December 31, 2006 and 2005, BCC had $259 million and $47 million of assets that were held for sale or re-lease of which $253 million and $6 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $144 million are scheduled to terminate in the next 12 months and the related aircraft are being remarketed or the leases are being extended.

BCC enters into certain transactions with the Other segment in the form of intercompany guarantees and other subsidies.

Finance Restructurings

Delta Air Lines, Inc.

At December 31, 2006 and 2005, Delta Air Lines, Inc. (Delta) accounted for $135 million and $161 million of BCC’s total assets. At December 31, 2006, the Delta portfolio consisted of an investment in an Enhanced Equipment Trust Certificate (EETC) secured by 12 aircraft. Delta retains certain rights by operating under Chapter 11 bankruptcy protection. As of December 31, 2006, Delta has made the contractually required payments relating to the remaining EETC held by BCC. BCC does not expect that the Delta bankruptcy, including the possible return of some or all of the aircraft financed, will have a material effect on its future earnings, cash flows and/or financial position.

Northwest Airlines, Inc.

At December 31, 2006 and 2005, Northwest Airlines, Inc. (Northwest) accounted for $349 million and $494 million of BCC’s total assets. At December 31, 2006, the Northwest portfolio consisted of notes receivable on six aircraft and two additional notes receivable. Northwest retains certain rights by operating under Chapter 11 bankruptcy protection. On November 8, 2006, the bankruptcy court approved the restructured terms of certain obligations relating to the notes receivable. At December 31, 2006, Northwest is current on payments relating to the notes receivable held by BCC. We do not expect the Northwest bankruptcy, including the impact of any restructurings, to have a material effect on our future earnings, cash flows and/or financial position.

In addition to the customers discussed above, certain other customers have requested a restructuring of their transactions with BCC. BCC has not reached agreement on any restructuring requests that it believes would have a material adverse effect on its earnings, cash flows and/or financial position.

Other Segment

Other segment operating losses were $738 million during 2006 as compared to losses of $363 million in 2005. Major factors contributing to operating results of the segment are described below.

During the third quarter of 2006, we announced that we would exit the Connexion by Boeing high speed broadband communications business having completed a detailed business and market analysis. Our decision resulted in a pre-tax charge of $320 million (See Note 9). We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

In 2006, the Other segment recorded valuation allowances for customer financing losses of $24 million due to deteriorated airline credit ratings and depressed aircraft values. In 2005, such provisions were $98 million, which consisted of losses of $76 million and $22 million, due to decreases in the collateral values of the 717 and 757, respectively.

In 2006, the Other segment recorded an increase in environmental expense of $68 million primarily related to a write-down of previously capitalized environmental costs.

In 2005, the Other segment recognized earnings of $63 million associated with the buyout of several operating lease aircraft by a customer.

Liquidity and Capital Resources

Cash Flow Summary

(Dollars in millions)

Year ended December 31,	2006	2005	2004
Net earnings	$2,215	$2,572	$1,872
Non-cash items	3,097	3,494	3,126
Changes in working capital	2,187	934	(1,494)
Net cash provided by operating activities	7,499	7,000	3,504
Net cash (used)/provided by investing activities	(3,186)	(98)	(1,446)
Net cash used by financing activities	(3,645)	(4,657)	(3,487)
Effect of exchange rate changes on cash and cash equivalents	38	(37)
Net increase/(decrease) in cash and cash equivalents	706	2,208	(1,429)
Cash and cash equivalents at beginning of year	5,412	3,204	4,633
Cash and cash equivalents at end of year	$6,118	$5,412	$3,204

Operating activities Net cash provided by operating activities increased by $499 million to $7,499 million in 2006. The increase was primarily due to working capital improvements which were partially offset by lower Net earnings. The working capital improvements in 2006 compared with 2005 reflect $1,340 million of lower pension contributions in 2006. Working capital reductions in 2006 also reflect higher advances driven by commercial airplane orders, decreased investment in customer financing, and low income tax payments which were partially offset by a decrease in accounts payable and other liability.

Net cash provided by operating activities increased to $7,000 million in 2005 from $3,504 million in 2004 primarily due to lower pension contributions, decreased investment in customer financing, and higher advances and billings in excess of related costs, partially offset by increased investment in inventories.

Investing activities Cash used for investing activities increased to $3,186 million in 2006 from $98 million in 2005. The increase is primarily due to our investment of $1,738 million in the 2006 acquisition of Aviall, Inc. (Aviall), net of $42 million of cash acquired, and $458 million of assumed debt, in an all-cash merger. The assumed debt was subsequently repaid on the acquisition closing date. In 2005, we received proceeds of $1,676 million, primarily from the disposition of our Commercial Airplanes operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, and the sale of Rocketdyne. In 2004, we received proceeds of $2,017 million from the sale of substantially all of the assets related to BCC’s Commercial Financial Services business.

During 2004, we invested $3,000 million of cash in an externally managed portfolio of investment grade fixed income instruments. The portfolio is diversified and highly liquid and primarily consists of investment fixed income instruments (U.S. dollar debt obligations of the United States Treasury, other government agencies, corporations, mortgage-backed and asset-backed securities). As of December 31, 2006, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.6 years. The investments are classified as available for sale.

Financing activities Cash used by financing activities decreased to $3,645 million in 2006 from $4,657 million in 2005 primarily due to lower common share repurchases. Cash used by financing activities increased by $1,170 million in 2005 from $3,487 million in 2004 primarily due to a $2,125 million increase in common share repurchases partially offset by lower debt repayments.

During 2006, we repurchased 21,184,202 shares at an average price of $80.18 in our open market share repurchase program, 3,749,377 shares at an average price of $80.28 as part of the ShareValue Trust distribution, and 49,288 shares in stock swaps. During 2005 and 2004, 45,217,300 shares and 14,708,856 shares were repurchased at an average price of $63.60 and $51.09 in our open market share repurchase program, and 33,660 shares and 50,657 shares were repurchased in stock swaps.

In 2006, we repaid $1,681 million of debt, including $713 million of debt held at BCC and $458 million of debt assumed in the Aviall acquisition. In 2005 and 2004, we repaid $1,378 million and $2,208 million of debt. Repayments in 2004 included BCC’s redemption of $1,000 million face value of its outstanding senior notes, which had a carrying value of $999 million. BCC recognized a net loss of $42 million related to this early debt redemption.

Credit Ratings Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+
Short-term:
Boeing/BCC	F-1	P-1	A-1

On March 15, 2006, Moody’s Investors Service upgraded its ratings on debt securities issued by Boeing and BCC. The short term rating was changed to P-1 from P-2 and the long term rating was changed to A2 from A3. On May 11, 2006, Standard & Poor’s revised its outlook on Boeing and BCC to positive from stable. On November 3, 2006, Standard & Poor’s increased the long-term debt ratings for Boeing and BCC to A+ from A, citing substantial cash flow and expectations that a balanced capital allocation will continue to be pursued.

Capital Resources We and BCC have commercial paper programs that continue to serve as significant potential sources of short-term liquidity. Throughout 2006 and at December 31, 2006, neither we nor BCC had any commercial paper borrowings outstanding.

We believe we have substantial borrowing capacity. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements. In 2006, we rolled over the 364-day revolving credit facility, reducing it from $1,500 million to $1,000 million.

Currently, there is $500 million allocated to BCC. We also rolled over the 5-year credit facility, increasing it from $1,500 million to $2,000 million, of which $1,000 million is allocated to BCC. We have $1,000 million that remains available from a shelf registration filed with the SEC on March 23, 2004, and BCC has an additional $3,421 million available for issuance, which is due to expire in November 2008. We believe our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans, and also to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise within the next year.

We and Lockheed have agreed to make available to ULA a line of credit in the amount of up to $200 million each as may be necessary from time to time to support ULA’s Expendable Launch Vehicle business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which required recognition of the funded status of defined benefit pension and other postretirement plans, with a corresponding after-tax adjustment to Accumulated other comprehensive loss. The adoption of SFAS 158, together with the annual remeasurement of our pension plans, resulted in a net $6,509 million decrease in Shareholders’ equity. This decrease does not affect cash flows or the funded status of our benefit plans. The covenants for our debt and credit facilities were amended to exclude the impacts of SFAS No. 158.

As of December 31, 2006, we were in compliance with the covenants for our debt and credit facilities.

Disclosures about Contractual Obligations and Commercial Commitments

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006, and the estimated timing thereof.

Contractual obligations

(Dollars in millions)	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
Long-term debt (including current portion)	$9,405	$1,322	$1,260	$1,519	$5,304
Interest on debt*	6,195	557	992	814	3,832
Pension and other post retirement cash requirements	7,330	675	1,432	1,549	3,674
Capital lease obligations	153	59	31	20	43
Operating lease obligations	1,064	239	301	164	360
Purchase obligations not recorded on statement of financial position	86,254	34,926	35,076	11,940	4,312
Purchase obligations recorded on statement of financial position	10,632	9,394	518	344	376
Total contractual obligations	$121,033	$47,172	$39,610	$16,350	$17,901

*	Includes interest on variable rate debt calculated based on interest rates at December 31, 2006. Variable rate debt was approximately 3% of our total debt at December 31, 2006.

Pension and other postretirement benefits Pension cash requirements is an estimate of our minimum funding requirements, pursuant to ERISA regulations, although we may make additional discretionary contributions. Estimates of other postretirement benefits are based on both our estimated future benefit payments and the estimated contribution to the one plan that is funded through a trust.

Purchase obligations Purchase obligations represent contractual agreements to purchase goods or services that are legally binding; specify a fixed, minimum or range of quantities; specify a fixed, minimum, variable, or indexed price provision; and specify approximate timing of the transaction. In addition, the agreements are not cancelable without substantial penalty. Purchase obligations include amounts recorded as well as amounts that are not recorded on the statements of financial position. Approximately 16% of the purchase obligations disclosed above are reimbursable to us pursuant to cost-type government contracts.

Purchase obligations not recorded on the Consolidated Statement of Financial Position

Production related purchase obligations not recorded on the Consolidated Statement of Financial Position include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, and other miscellaneous production related obligations. The most significant obligation relates to inventory procurement contracts. We have entered into certain significant inventory procurement contracts that specify determinable prices and quantities, and long-term delivery timeframes. In addition, we purchase raw materials on behalf of our suppliers. These agreements require suppliers and vendors to be prepared to build and deliver items in sufficient time to meet our production schedules. The need for such arrangements with suppliers and vendors arises from the extended production planning horizon for many of our products. A significant portion of these inventory commitments is supported by firm contracts and/or has historically resulted in settlement through reimbursement from customers for penalty payments to the supplier should the customer not take delivery. These amounts are also included in our forecasts of costs for program and contract accounting. Some inventory procurement contracts may include escalation adjustments. In these limited cases, we have included our best estimate of the effect of the escalation adjustment in the amounts disclosed in the table above.

Industrial participation agreements We have entered into various industrial participation agreements with certain customers outside of the U.S. to facilitate economic flow back and/or technology transfer to their businesses or government agencies as the result of their procurement of goods and/or services from us. These commitments may be satisfied by our placement of direct work or vendor orders for supplies, opportunities to bid on supply contracts, transfer of technology or other forms of assistance. However, in certain cases, our commitments may be satisfied through other parties (such as our vendors) who purchase supplies from our non-U.S. customers. We do not commit to industrial participation agreements unless a contract for sale of our products or services is signed. In certain cases, penalties could be imposed if we do not meet our industrial participation commitments. During 2006, we incurred no such penalties. As of December 31, 2006, we have outstanding industrial participation agreements totaling $7.7 billion that extend through 2019. Purchase order commitments associated with industrial participation agreements are included in the table above. To be eligible for such a purchase order commitment from us, a country outside the U.S. or customer must have sufficient capability to meet our requirements and must be competitive in cost, quality and schedule.

Purchase obligations recorded on the Consolidated Statement of Financial Position

Purchase obligations recorded on the statement of financial position primarily include accounts payable and certain other liabilities including accrued compensation and dividends payable.

Off-Balance Sheet Arrangements

We are a party to certain off-balance sheet arrangements including certain guarantees and variable interests in unconsolidated entities. For discussion of these arrangements, see Note 19.

Commercial commitments The following table summarizes our commercial commitments outstanding as of December 31, 2006.

(Dollars in millions)	Total Amounts Committed/Maximum Amount of Loss	Less than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit and surety bonds	$4,368	$2,849	$1,381	$3	$135
Aircraft financing commercial commitments	10,164	1,534	5,525	3,025	80
Total commercial commitments	$14,532	$4,383	$6,906	$3,028	$215

Related to the issuance of certain standby letters of credit and surety bonds included in the above table, we received advance payments of $2,869 million as of December 31, 2006.

Aircraft financing commercial commitments include commitments to arrange or provide financing related to aircraft on order or under option for deliveries based on estimated earliest funding dates. Based on historical experience, it is not anticipated that all of these commitments will be exercised by our customers (See Note 19).

Industrial Revenue Bonds We utilize Industrial Revenue Bonds (IRB) issued by the City of Wichita, Kansas and Fulton County, Georgia to finance the purchase and/or construction of real and personal property (See Note 19).

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

Due to the significance of judgment in the estimation process described above, it is likely that materially different cost of sales amounts could be recorded if we used different assumptions, or if the underlying circumstances were to change. Changes in underlying assumptions/estimates, supplier performance, or circumstances may adversely or positively affect financial performance in future periods. If the combined gross margin for all contracts in IDS for all of 2006 had been estimated to be higher or lower by 1.0%, it would have increased or decreased income for the year by approximately $324 million.

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

If combined cost of sales percentages for all commercial airplane programs for all of 2006 had been estimated to be higher or lower by 1%, it would have increased or decreased pre-tax income for 2006 by approximately $243 million.

Aircraft Valuation

Used aircraft under trade-in commitments The fair value of trade-in aircraft is determined using aircraft specific data such as, model, age and condition, market conditions for specific aircraft and similar models, and multiple valuation sources. Trade-in aircraft valuation varies significantly depending on which market we determine is most likely for each aircraft. This process begins years before the return of the aircraft. On a quarterly basis, we update our valuation analysis based on the actual activities associated with placing each aircraft into a market.

Based on the best market information available at the time, it is probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $19 million and $72 million at December 31, 2006 and 2005. Accounts payable and other liabilities included $22 million at December 31, 2005, which represents the exposure related to these trade-in commitments.

Had the estimate of trade-in value used to calculate our obligation related to probable trade-in commitments been 10% lower than our actual assessment, using a measurement date of December 31, 2006, Accounts payable and other liabilities would have increased by approximately $2 million. We continually update our assessment of the likelihood of our trade-in aircraft purchase commitments and continue to monitor all these commitments for adverse developments.

Impairment review for assets under operating leases and held for sale or re-lease When events or circumstances indicate, we evaluate assets under operating lease or held for re-lease for impairment utilizing an expected undiscounted cash flow analysis. We use various assumptions when determining the expected undiscounted cash flow including our intention to hold or dispose of an asset before the end of its economic useful life, the expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset.

When we determine that impairment is indicated for an asset, the amount of asset impairment expense recorded is the excess of the carrying value over the fair value of the asset.

Had future lease rates on these assets we evaluate for impairment been 10% lower, we estimate that no additional impairment expense would have been recognized as of December 31, 2006. We are unable to predict the likelihood of any future impairments.

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

Allowance for losses on receivables The allowance for losses on receivables (valuation provision) is used to provide for potential impairment of receivables on the Consolidated Statements of Financial Position. The balance represents an estimate of reasonably possible and probable but unconfirmed losses in the receivables portfolio. The estimate is based on various qualitative and quantitative factors, including historical loss experience, collateral values, and results of individual credit reviews. Factors considered in assessing collectibility include, but are not limited to, a customer’s extended delinquency, requests for restructuring and filings for bankruptcy. The adequacy of the allowance is assessed quarterly. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

Had the applicable cumulative default rate been changed by plus or minus 15%, excluding impaired customers for which the default rate is maintained at 100%, we estimate that the allowance would have been higher or lower by approximately $34 million.

Lease residual values Equipment under operating leases is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or projected economic life of the asset. Estimates used in determining residual values significantly impact the amount and timing of depreciation expense for equipment under operating leases. For example, a change in the estimated residual values of 1% as of December 31, 2006 could result in a cumulative pre-tax earnings impact of $20 million to be recognized over time.

Goodwill impairment

Goodwill and other acquired intangible assets with indefinite lives are not amortized but are tested for impairment annually, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is April 1. We test goodwill for impairment by first comparing the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations, and is compared to its carrying value. The shortfall of the fair value below carrying value represents the amount of goodwill impairment.

We estimate the fair values of the related operations using discounted cash flows. Forecasts of future cash flows are based on our best estimate of future sales and operating costs, based primarily on existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

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

Postretirement plans

We have defined benefit pension plans covering substantially all our employees. We also have postretirement benefits consisting principally of healthcare coverage for eligible retirees and qualifying dependents. Accounting rules require an annual measurement of our projected obligations and plan assets. These measurements require several assumptions, the most significant of which are the discount rate, the expected long-term rate of asset return, and medical trend rate (rate of growth for medical costs). Changes in assumptions can significantly affect our future annual expense. In addition, as result of our adoption of SFAS 158, changes in assumptions could significantly increase or decrease Shareholders’ Equity (net of taxes) at future measurement dates.

We use a discount rate that is based on a point-in-time estimate as of our September 30 annual measurement date. Changes in the discount rate will increase or decrease our recorded liabilities with a corresponding adjustment to Shareholders’ Equity as of the measurement date. In future reporting periods, the adjustment for a change in the discount rate will be recognized in Other comprehensive loss in the period in which it occurs. In the following table, we show the sensitivity of our pension and other postretirement benefit plan liabilities and net periodic cost to a 25 basis point change in the discount rate.

As of September 30, 2006 (in millions)

	Change in discount rate Increase 25 bps	Change in discount rate Decrease 25 bps
Pension plans	Dollars	Dollars

Projected benefit obligation (pensions)	(1,271)	1,555
Net periodic pension cost	(145)	165

Other postretirement benefit plans

Accumulated postretirement benefit obligation	(181)	212
Net periodic postretirement benefit cost	(14)	15

Pension expense is also sensitive to changes in the expected long-term rate of asset return. An increase or decrease of 25 basis points in the expected long-term rate of asset return would have increased or decreased 2006 pension income by approximately $108 million. Differences between the actual return on plan assets and the expected long term rate of return are reflected in Shareholders’ Equity (net of taxes) as of our annual measurement date. In future reporting periods, the difference between the actual return on plan assets and the expected long term rate of return will be recognized in Other comprehensive loss in the period in which it occurs.

The assumed medical trend rates have a significant affect on the following year’s expense recorded liabilities and Shareholders’ Equity. In the following table, we show the sensitivity of our other postretirement benefit plan liabilities and net periodic cost to a 100 basis point change.

As of September 30, 2006 (in millions)

	Change in medical trend rate Increase 100 bps	Change in medical trend rate Decrease 100 bps
Other postretirement benefit plans

Accumulated postretirement benefit obligation	683	(652)
Net periodic postretirement benefit cost	127	(116)

Standards Issued and Not Yet Implemented

See Note 2 in the Notes to our consolidated financial statements included herein.

Contingent Items

Various legal proceedings, claims and investigations are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed in Note 22, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI.

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

The principal source of BCC’s market risk relates to interest rate changes. This risk is managed by matching the profile of BCC’s liabilities with the profile of assets. Any exposure to mismatch risk is measured and managed with the use of interest rate derivatives. We do not use interest rate derivatives for speculative or trading purposes. Although many of the assets, liabilities and derivatives affected by a change in interest rates are not traded, if we had an immediate, one-time, 100 basis-point increase in market rates at December 31, 2006, we estimated that the tax-adjusted net fair value of these items would have decreased by $9 million compared to a decrease of $15 million at December 31, 2005.

Based on the portfolio of other Boeing existing debt, the unhedged exposure to interest rate risk is not material. The investors in the fixed-rate debt obligations that we issue do not generally have the right to demand we pay off these obligations prior to maturity. Therefore, exposure to interest rate risk is not believed to be material for our fixed-rate debt.

Foreign currency exchange rate risk

We are subject to foreign currency exchange rate risk relating to receipts from customers and payments to suppliers in foreign currencies. We use foreign currency forward and option contracts to hedge the price risk associated with firmly committed and forecasted foreign denominated payments and receipts related to our ongoing business. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2006, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have reduced our unrealized gains by $69 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward currency contracts and the offsetting underlying commitments do not create material market risk.

Item 8. Financial Statements and Supplemental Data

Consolidated Statements of Operations

(Dollars in millions, except per share data)
Year Ended December 31,	2006	2005	2004
Sales of products	$52,644	$44,174	$42,922
Sales of services	8,886	9,447	8,478
Total revenues	61,530	53,621	51,400

Cost of products	(42,490)	(36,858)	(36,864)
Cost of services	(7,594)	(7,767)	(6,754)
Boeing Capital Corporation interest expense	(353)	(359)	(350)
Total costs and expenses	(50,437)	(44,984)	(43,968)
	11,093	8,637	7,432
Income from operating investments, net	146	88	91
General and administrative expense	(4,171)	(4,228)	(3,657)
Research and development expense, net of credits of $160, $611, and $205	(3,257)	(2,205)	(1,879)
(Loss)\gain on dispositions/business shutdown, net	(226)	520	23
Goodwill impairment			(3)
Settlement with U.S. Department of Justice, net of accruals	(571)
Earnings from operations	3,014	2,812	2,007
Other income, net	420	301	288
Interest and debt expense	(240)	(294)	(335)
Earnings before income taxes	3,194	2,819	1,960
Income tax expense	(988)	(257)	(140)
Net earnings from continuing operations	2,206	2,562	1,820
Income from discontinued operations, net of taxes of $6			10
Net gain\(loss) on disposal of discontinued operations, net of taxes of $5, $(5) and $24	9	(7)	42
Cumulative effect of accounting change, net of taxes of $10		17
Net earnings	$2,215	$2,572	$1,872

Basic earnings per share from continuing operations	$2.88	$3.26	$2.27
Income from discontinued operations, net of taxes			0.01
Net gain\(loss) on disposal of discontinued operations, net of taxes	0.01	(0.02)	0.05
Cumulative effect of accounting change, net of taxes		0.03
Basic earnings per share	$2.89	$3.27	$2.33

Diluted earnings per share from continuing operations	$2.84	$3.19	$2.24
Income from discontinued operations, net of taxes			0.01
Net gain\(loss) on disposal of discontinued operations, net of taxes	0.01	(0.01)	0.05
Cumulative effect of accounting change, net of taxes		0.02
Diluted earnings per share	$2.85	$3.20	$2.30

See notes to consolidated financial statements on pages 51 – 106.

Consolidated Statements of Financial Position

(Dollars in millions except per share data)
December 31,	2006	2005
Assets
Cash and cash equivalents	$6,118	$5,412
Short-term investments	268	554
Accounts receivable, net	5,285	5,246
Current portion of customer financing, net	370	367
Deferred income taxes	2,837	2,449
Inventories, net of advances and progress billings	8,105	7,878
Total current assets	22,983	21,906
Customer financing, net	8,520	9,639
Property, plant and equipment, net	7,675	8,420
Goodwill	3,047	1,924
Prepaid pension expense		13,251
Other acquired intangibles, net	1,698	875
Deferred income taxes	1,051	140
Investments	4,085	2,852
Other assets, net of accumulated amortization of $272 and $204	2,735	989
	$51,794	$59,996

Liabilities and Shareholders’ Equity
Accounts payable and other liabilities	$16,201	$16,513
Advances and billings in excess of related costs	11,449	9,868
Income taxes payable	670	556
Short-term debt and current portion of long-term debt	1,381	1,189
Total current liabilities	29,701	28,126
Deferred income taxes		2,067
Accrued retiree health care	7,671	5,989
Accrued pension plan liability	1,135	2,948
Other long-term liabilities	391	269
Long-term debt	8,157	9,538
Shareholders’ equity:
Common shares issued, par value $5.00 – 1,012,261,159 and 1,012,261,159 shares;	5,061	5,061
Additional paid-in capital	4,655	4,371
Treasury shares, at cost	(12,459)	(11,075)
Retained earnings	18,453	17,276
Accumulated other comprehensive loss	(8,217)	(1,778)
ShareValue Trust shares	(2,754)	(2,796)
Total shareholders’ equity	4,739	11,059
	$51,794	$59,996

See notes to consolidated financial statements on pages 51 – 106.

Consolidated Statements of Cash Flows

(Dollars in millions)
Year ended December 31	2006	2005	2004
Cash flows – operating activities:
Net earnings	$2,215	$2,572	$1,872
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Goodwill impairment			3
Share-based plans expense	743	1,036	655
Depreciation	1,445	1,412	1,412
Amortization of other acquired intangibles	100	91	97
Amortization of debt discount/premium and issuance costs	14	23	15
Pension expense	746	1,225	335
Investment/asset impairment charges, net	118	83	122
Customer financing valuation provision	32	73	45
Net loss (gain) on disposal of discontinued operations	(14)	12	(66)
Loss/(gain) on dispositions/business shutdown, net	226	(520)	(23)
Other charges and credits, net	82	129	539
Non-cash adjustments relating to discontinued operations			15
Excess tax benefits from share-based payment arrangements	(395)	(70)	(23)
Changes in assets and liabilities –
Accounts receivable	(244)	(592)	(241)
Inventories, net of advances and progress billings	444	(1,965)	535
Accounts payable and other liabilities	(744)	963	1,242
Advances and billings in excess of related costs	1,739	3,562	735
Income taxes receivable, payable and deferred	933	628	1,086
Other long-term liabilities	(62)	(476)	(30)
Prepaid pension expense	(522)	(1,862)	(4,355)
Goodwill			(3)
Other acquired intangibles		11	(1)
Accrued retiree health care	114	30	214
Customer financing	718	589	(421)
Other	(189)	46	(255)
Net cash provided by operating activities	7,499	7,000	3,504

Cash flows – investing activities:
Discontinued operations customer financing, reductions		2	174
Property, plant and equipment, additions	(1,681)	(1,547)	(1,246)
Property, plant and equipment, reductions	225	51	268
Acquisitions, net of cash acquired	(1,854)	(172)	(34)
Proceeds from dispositions of discontinued operations		33	2,017
Proceeds from dispositions	123	1,676	194
Contributions to investments	(2,815)	(2,866)	(4,142)
Proceeds from investments	2,850	2,725	1,323
Other	(34)
Net cash used by investing activities	(3,186)	(98)	(1,446)

Cash flows – financing activities:
New borrowings	1
Debt repayments	(1,681)	(1,378)	(2,208)
Stock options exercised	294	348	98
Excess tax benefits from share-based payment arrangements	395	70	23
Common shares repurchased	(1,698)	(2,877)	(752)
Dividends paid	(956)	(820)	(648)
Net cash used by financing activities	(3,645)	(4,657)	(3,487)

Effect of exchange rate changes on cash and cash equivalents	38	(37)
Net increase/(decrease) in cash and cash equivalents	706	2,208	(1,429)
Cash and cash equivalents at beginning of year	5,412	3,204	4,633
Cash and cash equivalents at end of year	$6,118	$5,412	$3,204

Non-cash investing and financing activities:
Capital lease obligations incurred	$357

See notes to consolidated financial statements on pages 51 – 106.

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)	Additional Paid-In Capital		Treasury Stock	ShareValue Trust	Accumulated Other Comprehensive Loss	Retained Earnings	Comprehensive Gain
Balance January 1, 2004	$2,880		$(8,322)	$(1,740)	$(4,145)	$14,407	$618
Share-based compensation	576
Tax benefit related to share-based plans	13
Shares paid out, net of fees				143
ShareValue Trust market value adjustment	283			(426)
Treasury shares issued for share-based plans, net	(332)		264
Treasury shares repurchased			(752)
Net earnings						1,872	1,872
Cash dividends declared ($0.85 per share)						(714)
Minimum pension liability adjustment, net of tax of $(1,257)					2,188		2,188
Reclassification adjustment for losses realized in net earnings, net of taxes of $(12)					21		21
Gain on derivative instruments, net of tax of $(8)					14		14
Unrealized loss on certain investments, net of tax of $18					(34)		(34)
Currency translation adjustment					31		31
Balance December 31, 2004	$3,420		$(8,810)	$(2,023)	$(1,925)	$15,565	$4,092
Share-based compensation	720
Tax benefit related to share-based plans	35
Restricted stock compensation and reclassification of deferred compensation	3
Changes in capital stock	23
ShareValue Trust market value adjustment	773			(773)
Excess tax pools	63
Treasury shares issued for share-based plans, net	(666)		612
Treasury shares repurchased			(2,877)
Net earnings						2,572	2,572
Cash dividends declared ($1.05 per share)						(861)
Minimum pension liability adjustment, net of tax of $(45)					167		167
Reclassification adjustment for losses realized in net earnings, net of taxes of $(15)					21		21
Unrealized loss of certain investments, net of tax of $8					(12)		(12)
Currency translation adjustment					(29)		(29)
Balance December 31, 2005	$4,371		$(11,075)	$(2,796)	$(1,778)	$17,276	$2,719
Share-based compensation	487
ShareValue Trust withholding tax	(265)
ShareValue Trust distribution	(471)			457
Tax benefit related to share-based plans	36
ShareValue Trust market value adjustment	716			(716)
Excess tax pools	325
Treasury shares issued for share-based plans, net	(544	) [1]	615
Treasury shares repurchased			(1,698)
Treasury shares transfer			(301)	301
Net earnings						2,215	2,215
Cash dividends declared ($1.25 per share)						(991)
Dividends related to Performance Share payout						(47)
Reclassification adjustment for gains realized in net earnings, net of tax of $23					(39)		(39)
Unrealized gain on derivative instruments, net of tax of $(16)					23		23
Unrealized gain on certain investments, net of tax of $(7)					13		13
Minimum pension liability adjustment, net of tax of $(1,116)					1,733		1,733
SFAS 158 transition amount, net of tax of $5,195					(8,242)
Currency translation adjustment					73		73
Balance December 31, 2006	$4,655		$(12,459)	$(2,754)	$(8,217)	$18,453	$4,018

[1]	Includes transfers of Shareholders’ equity of $224, primarily to other liabilities for employee withholding taxes.

See notes to consolidated financial statements on pages 51 – 106.

The Boeing Company and Subsidiaries

Notes to Consolidated Financial Statements

Summary of Business Segment Data

(Dollars in millions)
Year ended December 31,	2006	2005	2004
Revenues:
Commercial Airplanes*	$28,465	$21,365	$19,925
Integrated Defense Systems:
Precision Engagement and Mobility Systems	14,350	13,510	12,835
Network and Space Systems	11,980	12,254	13,023
Support Systems	6,109	5,342	4,881
Total Integrated Defense Systems	32,439	31,106	30,739
Boeing Capital Corporation	1,025	966	959
Other	299	657	275
Accounting differences/eliminations	(698)	(473)	(498)
Total revenues	$61,530	$53,621	$51,400

Earnings from operations:
Commercial Airplanes	$2,733	$1,431	$745
Integrated Defense Systems:
Precision Engagement and Mobility Systems	1,238	1,755	1,697
Network and Space Systems	958	1,399	577
Support Systems	836	765	662
Total Integrated Defense Systems	3,032	3,919	2,936
Boeing Capital Corporation	291	232	183
Other	(738)	(363)	(546)
Unallocated expense	(1,733)	(2,407)	(1,311)
Settlement with U.S. Department of Justice, net of accruals	(571)
Earnings from operations	3,014	2,812	2,007
Other income, net	420	301	288
Interest and debt expense	(240)	(294)	(335)
Earnings before income taxes	3,194	2,819	1,960
Income tax expense	(988)	(257)	(140)
Net earnings from continuing operations	$2,206	$2,562	$1,820
Income from discontinued operations, net of taxes of $6			10
Net gain/(loss) on disposal of discontinued operations, net of taxes of $5, $(5) and $24	9	(7)	42
Cumulative effect of accounting change, net of taxes of $10		17
Net earnings	$2,215	$2,572	$1,872

*	2005 and 2004 amounts have been adjusted due to the retrospective adoption of EITF 02-16. See Note 1.

This information is an integral part of the Notes to consolidated financial statements. See Note 24 for further segment results.

THE BOEING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005, 2004

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

Operating cycle

For classification of certain current assets and liabilities, we use the duration of the related contract or program as our operating cycle, which is generally longer than one year and could exceed 3 years.

Revenue and related cost recognition

Contract accounting Contract accounting is used for development and production activities predominately by the three segments within Integrated Defense Systems (IDS). These activities include the following products and systems: military aircraft, helicopters, missiles, space systems, missile defense systems, satellites, and information and battle management systems. The majority of business conducted in the IDS segments is performed under contracts with the U.S. Government and non-U.S. governments that extend over a number of years. Contract accounting involves a judgmental process of estimating the total sales and costs for each contract resulting in the development of estimated cost of sales percentages. For each contract, the amount reported as cost of sales is determined by applying the estimated cost of sales percentage to the amount of revenue recognized.

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

Program accounting Our Commercial Airplanes segment predominately uses program accounting to account for sales and cost of sales related to commercial airplane programs. Program accounting is a method of accounting applicable to products manufactured for delivery under production-type contracts where profitability is realized over multiple contracts and years. Under program accounting, inventoriable production costs, program tooling costs and routine warranty costs are accumulated and charged to cost of sales by program instead of by individual units or contracts. A program consists of the estimated number of units (accounting quantity) of a product to be produced in a continuing, long-term production effort for delivery under existing and anticipated contracts. To establish the relationship of sales to cost of sales, program accounting requires estimates of (a) the number of units to be produced and sold in a program, (b) the period over which the units can reasonably be expected to be produced, and (c) the units’ expected sales prices, production costs, program tooling, and routine warranty costs for the total program.

We recognize revenue on sales of commercial airplanes based on the gross amount billed to customers. We recognize sales for commercial airplane deliveries as each unit is completed and accepted by the customer. Sales recognized represent the price negotiated with the customer, adjusted by an escalation formula. The amount reported as cost of sales is determined by applying the estimated cost of sales percentage for the total remaining program to the amount of sales recognized for airplanes delivered and accepted by the customer.

Concession sharing arrangements We account for sales concessions to our customers in consideration of their purchase of products and services as a reduction to revenue (sales concessions) when the related products and services are delivered. The sales concessions incurred are partially reimbursed by a supplier in accordance with a concession sharing arrangement. Prior to adoption of EITF Issue No. 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor (EITF 02-16), we recognized concessions received from vendors as revenue. Upon adoption of EITF 02-16 on January 1, 2003, in accordance with the transition provisions of the consensus, we recognized concessions received from vendors for new arrangements, including modifications of existing arrangements, as a reduction in Cost of products. We continued to apply our previous accounting policy to arrangements entered into prior to December 31, 2002 that were not modified; such arrangements were grandfathered under EITF 02-16 and, accordingly, we continued to recognize concessions associated with these arrangements as revenue.

Effective January 1, 2006, we changed how we account for concessions received from vendors that were grandfathered under EITF 02-16. For the years ended December 31, 2005 and 2004, this change decreased Consolidated and Commercial Airplanes segment Sales of products and Cost of products by $1,224 and $1,057 as follows:

	Year ended December 31, 2005			Year ended December 31, 2004
	As Originally Reported	Effect of Change	As Adjusted	As Originally Reported	Effect of Change	As Adjusted
Sales of products	$45,398	$(1,224)	$44,174	$43,979	$(1,057)	$42,922
Sales of services	9,447		9,447	8,478		8,478
Total revenues	$54,845	$(1,224)	$53,621	$52,457	$(1,057)	$51,400

Cost of products	$(38,082)	$1,224	$(36,858)	$(37,921)	$1,057	$(36,864)
Cost of services	(7,767)		(7,767)	(6,754)		(6,754)
Boeing Capital Corporation interest expense	(359)		(359)	(350)		(350)
Total costs and expenses	$(46,208)	$1,224	$(44,984)	$(45,025)	$1,057	$(43,968)

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

As of January 1, 2006, we have also adopted Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which requires that changes in accounting policies such as the one described above be applied retrospectively to all periods presented to the extent practicable. Consequently, we have retrospectively adjusted 2005 and 2004 to be consistent with the 2006 presentation. The change had no effect on Earnings from continuing operations, Net earnings, Retained earnings or Shareholders’ equity. The change reduced previously reported Sales of products and Cost of products by equal amounts both on a consolidated basis and in our Commercial Airplanes segment.

Spare parts revenue We recognize sales of spare parts upon delivery and the amount reported as cost of sales is recorded at average cost.

Service revenue Service revenue is recognized when the service is performed with the exception of U.S. Government service agreements, which are accounted for using contract accounting. Service activities primarily include the following: Delta launches, ongoing maintenance of International Space Station and Space Shuttle, support agreements associated with military aircraft and helicopter contracts and technical and flight operation services for commercial aircraft. Lease and financing revenue arrangements are also included in Sales of services on the Consolidated Statements of Operations. Service revenue and associated cost of sales from pay-in-advance subscription fees are deferred and recognized as services are rendered.

Financial services revenue We recognize financial services revenue associated with sales-type finance leases, operating leases, and notes receivable.

For sales-type finance leases we record an asset at lease inception. This asset is recorded at the aggregate future minimum lease payments, estimated residual value of the leased equipment and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease to approximate a level rate of return on the net investment. Residual values, which are reviewed periodically, represent the estimated amount we expect to receive at lease termination from the disposition of leased equipment. Actual residual values realized could differ from these estimates. Declines in estimated residual value that are deemed other than temporary are recognized as Cost of services in the period in which the declines occur.

For operating leases, revenue on leased aircraft and equipment representing rental fees and financing charges are recorded on a straight-line basis over the term of the lease. Operating lease assets, included in Customer financing, are recorded at cost and depreciated over either the term of the lease or the economic useful life of the asset to an estimated residual or salvage value based on our intent to hold or dispose of the equipment before the end of its economic useful life, using the straight-line method. Prepayments received on operating lease contracts are classified as Deferred lease income on the Consolidated Statements of Financial Position. We periodically review our estimates of residual value and recognize forecasted decreases in residual value by prospectively adjusting depreciation expense.

For notes receivable, notes are recorded net of any unamortized discounts and deferred incremental direct costs. Interest income and amortization of any discounts are recorded ratably over the related term of the note.

Reinsurance revenue Our wholly-owned insurance subsidiary, Astro Ltd., participates in a reinsurance pool for workers’ compensation. The member agreements and practices of the reinsurance pool minimize any participating members’ individual risk. Reinsurance revenues were $84 and $101 during 2006 and 2005 respectively. Reinsurance costs related to premiums and claims paid to the reinsurance pool were $91 and $115 during 2006 and 2005 respectively. Both revenues and costs are presented net in Cost of services in the Consolidated Statements of Operations.

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

We have established cost sharing arrangements with some suppliers for the 787 program, which have enhanced our internal development capabilities and have offset a substantial portion of the financial risk of developing this aircraft. Our cost sharing arrangements explicitly state that the supplier contributions are for reimbursements of costs we incur for experimentation, basic design and testing activities during the development of the 787. In each arrangement, we retain substantial rights to the 787 part or component covered by the arrangement. The amounts received from these cost sharing arrangements are recorded as a reduction to research and development expenses since we have no obligation to refund any amounts received per the arrangements regardless of the outcome of the development efforts. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve the milestone events and no ongoing obligation on our part exists. In the event we receive a milestone payment prior to the completion of the milestone the amount will be classified in Accounts payable and other liabilities until earned.

Share-based compensation

Our primary types of share-based compensation consist of Performance Shares, ShareValue Trust distributions, stock options and other stock unit awards.

In 2005 we adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective method. Prior to 2005, we used a fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123. (See Note 16.)

Income taxes

Provisions for federal, state and non-U.S. income taxes are calculated on reported Earnings before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes. Significant judgment is required in determining income tax provisions and evaluating tax positions. We establish reserves for income tax when, despite the belief that our tax positions are fully supportable, we believe that it is probable that our positions will be challenged and possibly disallowed by various authorities. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties as deemed appropriate. To the extent that the probable tax outcome of these matters changes, such changes in estimate will impact the income tax provision in the period in which such determination is made.

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

Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) which requires that the Consolidated Statements of Financial Position reflect the funded status of the pension and postretirement plans. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in Other comprehensive loss in the period in which they occur.

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

Inventories

Inventoried costs on commercial aircraft programs and long-term contracts include direct engineering, production and tooling costs, and applicable overhead, which includes fringe benefits, production related indirect and plant management salaries and plant services, not in excess of estimated net realizable value. To the extent a material amount of such costs are related to an abnormal event or are fixed costs not appropriately attributable to our programs or contracts, they will be expensed in the current period rather than inventoried. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles, a portion of which is not expected to be realized within one year. Included in inventory for federal government contracts is an allocation of allowable costs related to manufacturing process reengineering. We net advances and progress billings on long-term contracts against costs incurred to date for each contract in the Consolidated statements of financial position. Contracts where costs incurred to date exceed advances and progress billings are reported in Inventories, net of advances and progress billings. Contracts where advances and progress billings exceed costs incurred to date are reported in Advances and billings in excess of related costs.

Because of the higher unit production costs experienced at the beginning of a new or derivative commercial airplane program (known as the learning curve effect), the actual costs incurred for production of the early units in the program may exceed the amount reported as cost of sales for those units. In addition, the use of a total program gross profit rate to delivered units may result in costs assigned to delivered units in a reporting period being less than the actual cost of those units. The excess actual costs incurred over the amount reported as cost of sales is disclosed as deferred production costs, which are included in inventory along with unamortized tooling costs.

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

Used aircraft purchased by the Commercial Airplanes segment and general stock materials are stated at cost not in excess of net realizable value. See ‘Aircraft valuation’ within this Note for our valuation of used aircraft purchased by the Commercial Airplanes segment. Spare parts inventory is stated at lower of average unit cost or market. We review our commercial spare parts and general stock materials each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends, expected production usage, and the size and age of the aircraft fleet using the part. Impaired inventories are written-off as an expense to Cost of products in the period the impairment occurs.

Included in inventory for commercial aircraft programs are amounts paid or credited in cash, or other consideration to certain airline customers, that are referred to as early issue sales consideration. Early issue sales consideration is recognized as a reduction to revenue when the delivery of the aircraft under contract occurs. In the unlikely situation that an airline customer was not able to perform and take delivery of the contracted aircraft, we believe that we would have the ability to recover amounts paid through retaining amounts secured by advances received on aircraft to be delivered. However, to the extent early issue sales consideration exceeds advances and is not considered to be recoverable it would be recognized as a current period expense.

Precontract costs

We may, from time to time, incur costs to begin fulfilling the statement of work under a specific anticipated contract that we are still negotiating with a customer. If we determine it is probable that we will be awarded the specific anticipated contract, then we capitalize the precontract costs we incur, excluding any start-up costs which are expensed as incurred. Capitalized precontract costs of $40 and $39 at December 31, 2006, and 2005, are included in Inventories, net of advances and progress billings in the accompanying Consolidated Statements of Financial Position.

Property, plant and equipment

Property, plant and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 3 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. Capitalized internal use software is included in Other assets and amortized using the straight line method over five years. We periodically evaluate the appropriateness of remaining depreciable lives assigned to long-lived assets, including assets that may be subject to a management plan for disposition.

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

Asset retirement obligations

On December 31, 2005, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (FIN 47). In accordance with FIN 47, we record all known asset retirement obligations for which the liability’s fair value can be reasonably estimated, including certain asbestos removal, asset decommissioning and contractual lease restoration obligations. Recorded amounts are not material.

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

Goodwill and other acquired intangibles

Goodwill and other acquired intangible assets with indefinite lives are not amortized, but are tested for impairment annually and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. Our annual testing date is April 1. In conjunction with our January 1, 2006 IDS segment realignment, we performed a goodwill impairment test in addition to our annual goodwill impairment test. Both tests resulted in no identified impairments.

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

Investments

We classify investments as either operating or non-operating. Operating investments are strategic in nature, which means they are integral components of our operations. Non-operating investments are those we hold for non-strategic purposes. Earnings from operating investments, including our share of income or loss from equity method investments, dividend income from certain cost method investments, and any gain/loss on the disposition of these investments, are recorded in Income from operating investments, net. Other income on our Consolidated Statements of Operations consists primarily of income from non-operating investments, such as interest and dividends on marketable securities, as well as interest income related to income taxes. See Note 6.

Available-for-sale securities including marketable debt and equity securities and Enhanced Equipment Trust Certificates (EETCs) are recorded at their fair values and unrealized gains and losses are reported as part of Accumulated other comprehensive loss on the Consolidated Statements of Financial Position. Realized gains and losses on marketable securities are recognized based on the shares whose cost is closest to our average cost of the specific security. Realized gains and losses on all other available-for-sale securities are recognized based on specific identification.

The fair value of marketable securities is based on quoted market prices. The fair value of non-publicly traded securities, including certain EETCs, is based on discounted cash flows at market yield. In cases when we determine that it is probable that recovery of our investment will come from recovery of collateral, the fair value is based on the underlying collateral.

Available-for-sale securities are assessed for impairment quarterly. To determine if an impairment is other than temporary we consider the duration of the loss position, the strength of the underlying collateral, the term to maturity, and credit ratings. For investments that are deemed other-than-temporarily impaired, losses are recorded in Cost of products or Cost of services and payments received on these investments are recorded using the cost recovery method.

Equity Method Investments The equity method of accounting is used to account for investments for which we have the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of an investee of between 20% and 50%.

Derivatives

All derivative instruments are recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. We use derivative instruments to principally manage a variety of market risks. We record our interest rate swaps, non-U.S. currency swaps and commodity contracts at fair value based on discounted cash flow analysis. For derivatives designated as hedges of the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as fair value hedges), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For our cash flow hedges, the effective portion of the derivative’s gain or loss is initially reported in shareholders’ equity (as a component of Accumulated other comprehensive loss) and is subsequently reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The ineffective portion of the gain or loss of a cash flow hedge is reported in earnings immediately. We also hold certain instruments for economic purposes that do not qualify for hedge accounting treatment. For these derivative instruments as well as other derivatives not receiving hedge accounting treatment, the changes in their fair value are also recorded in earnings.

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

All trade-in commitments at December 31, 2006 and 2005 are solely attributable to Sale Aircraft and did not originate from contingent repurchase agreements. Exposure related to trade-in commitments may take the form of:

(1)

Adjustments to revenue for the difference between the contractual trade-in price in the definitive agreement and our best estimate of the fair value of the trade-in aircraft as of the date of such agreement, which are recorded in Inventory and recognized upon delivery of the Sale Aircraft, and/or

(2)

Charges to cost of products for adverse changes in the fair value of trade-in aircraft that occur subsequent to signing of a definitive agreement for Sale Aircraft but prior to the purchase of the used trade-in aircraft. Estimates based on current aircraft values are included in Accounts payable and other liabilities.

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

Asset valuation for assets under operating lease, assets held for sale or re-lease and collateral underlying receivables Included in Customer financing are operating lease equipment, notes receivables and sales-type/financing leases. Sales-type/financing leases are treated as receivables, and allowances are established as necessary.

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

We use a median calculated from published collateral values from multiple third-party aircraft evaluations based on the type and age of the aircraft to determine the fair value of aircraft. Under certain circumstances, we apply judgment based on the attributes of the specific aircraft or equipment, usually when the features or use of the aircraft vary significantly from the more generic aircraft attributes covered by outside publications.

Impairment review for assets under operating leases and held for sale or re-lease When events or circumstances indicate, we evaluate assets under operating lease or held for re-lease for impairment utilizing an expected undiscounted cash flow analysis. We use various assumptions when determining the expected undiscounted cash flow including our intention to hold or dispose of an asset before the end of its economic useful life, the expected future lease rates, lease terms, residual value of the aircraft or equipment, periods in which the asset may be held in preparation for a follow-on lease, maintenance costs, remarketing costs and the remaining economic life of the asset. We state assets held for sale at the lower of carrying value or fair value less costs to sell.

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

We review the adequacy of the allowance attributable to the remaining other receivables (after excluding receivables subject to a specific impairment allowance) by assessing both the collateral exposure and the applicable cumulative default rate. Collateral exposure for a particular receivable is the excess of the carrying value of the receivable over the fair value of the related collateral. A receivable with an estimated fair value in excess of the carrying value is considered to have no collateral exposure. The applicable cumulative default rate is determined using two components: customer credit ratings and weighted average remaining contract term. Credit ratings are determined for each customer in the portfolio. Those ratings are updated based upon public information and information obtained directly from our customers.

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

Each quarter, we review customer credit ratings, published historical credit default rates for different rating categories, and third-party aircraft valuations as a basis to validate the reasonableness of the allowance for losses on receivables. There can be no assurance that actual results will not differ from estimates or that the consideration of these factors in the future will not result in an increase or decrease to the allowance for losses on receivables.

Supplier Penalties

We record an accrual for supplier penalties when an event occurs that makes it probable that a supplier penalty will be incurred and the amount is reasonably estimable. Until an event occurs, we fully anticipate accepting all products procured under production related contracts.

Guarantees

We account for guarantees in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We record a liability for the fair value of guarantees in Accounts Payable and other liabilities that are issued or modified after December 31, 2002. For a residual value guarantee where we received a cash premium, the liability is equal to the cash premium received at the guarantee’s inception. For credit and performance guarantees, the liability is equal to the present value of the expected loss. For each future period the credit or performance guarantee will be outstanding, we determine the expected loss by multiplying the creditor’s default rate by the guarantee amount reduced by the expected recovery, if applicable. If at inception of a guarantee we determine there is a probable related contingent loss, we will recognize a liability for the greater of (a) the fair value of the guarantee as described above or (b) the probable contingent loss amount.

Note 2 – Standards Issued and Not Yet Implemented

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective as of January 1, 2007 and the cumulative effects of applying this Interpretation will be recorded as an adjustment to retained earnings as of January 1, 2007. Additional guidance from the FASB on FIN 48 is pending. As a result, we are currently unable to finalize our estimate of the impact that adopting this Interpretation will have on our financial statements.

Note 3 – Acquisition

On September 20, 2006, we acquired all of the outstanding shares of Aviall, Inc. (Aviall) for $1,780, including transaction fees totaling $46. Aviall is an independent provider of new aviation parts and services in the aerospace industry. Its capabilities include global parts distribution and supply chain services for aerospace, defense and marine industries worldwide. The Aviall acquisition is intended to complement existing offerings in our Commercial Airplanes and IDS Support Systems reporting segments. The acquisition of Aviall was accounted for under the purchase method of accounting and the results of operations from the acquisition date are included in Commercial Airplanes’ and IDS’ Support Systems reporting segments.

The allocation of the purchase price is as follows:

Accounts receivable	$200
Net inventory	539
Other current assets	64
Property, plant and equipment	17
Goodwill	1,055
Finite-lived intangible assets (primarily contractual supplier and customer relationships) [1]	519
Indefinite-lived intangible assets not subject to amortization (Aviall brand and trade names)	302
Other assets	42
Accounts payable	(196)
Other current liabilities	(79)
Debt acquired and repaid	(458)
Other long-term liabilities	(225)
Total net assets acquired	$1,780

[1]	The weighted average amortization period for finite-lived intangible assets is 11 years.

Note 4 – Goodwill and Acquired Intangibles

Changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Commercial Airplanes	Precision Engagement & Mobility Systems	Network & Space Systems	Support Systems	Other	Total
Balance at January 1, 2004	$282	$588	$922	$118	$3	$1,913
Goodwill Adjustments		25	2			27
Acquisitions		11				11
Impairment Losses					(3)	(3)
Balance at December 31, 2004	$282	$624	$924	$118		$1,948
Goodwill Adjustments	21	(13)	(18)	11		1
Divestitures	(23)		(2)			(25)
Balance at December 31, 2005	$280	$611	$904	$129		$1,924
Aviall acquisition	1,014			41		1,055
Other [1]	71		(3)			68
Balance at December 31, 2006	$1,365	$611	$901	$170		$3,047

[1]	The increase in goodwill is primarily the result of an acquisition in the second quarter 2006. The purchase price allocation for this acquisition was finalized in the fourth quarter of 2006.

The gross carrying amounts and accumulated amortization of our other acquired finite-lived intangible assets were as follows at December 31:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Developed technology	$615	$369	$576	$312
Product know-how	308	64	308	54
Customer base	307	51	96	34
Other	536	83	173	75
	$1,766	$567	$1,153	$475

Amortization expense for acquired finite-lived intangible assets for the years ended December 31, 2006 and 2005 was $100 and $91. Estimated amortization expense for the five succeeding years are as follows: 2007 – $148; 2008 – $148; 2009 – $147; 2010 – $129 and 2011 – $86.

As of December 31, 2006 and 2005, we had indefinite-lived intangible assets with carrying amounts of $499 and $197.

Note 5 – Earnings Per Share

The weighted-average number of shares outstanding (in millions) for the years ended December 31, used to compute earnings per share are as follows:

	2006	2005	2004
Weighted-average shares outstanding	760.5	779.4	800.2
Participating securities	10.5	9.1	6.8
Basic weighted-average shares outstanding	771.0	788.5	807.0
Diluted potential common shares	16.6	14.4	6.0
Diluted weighted-average shares outstanding	787.6	802.9	813.0

The numerator used to compute diluted earnings per share is as follows:

	2006	2005	2004
Net earnings	$2,215	$2,572	$1,872
Expense related to diluted shares	27
Total numerator	$2,242	$2,572	$1,872

Expense related to diluted shares in the amount of $27 in 2006 represented mark-to-market adjustment of performance share payouts to employees terminated as of December 31, 2005.

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

	2006	2005	2004
Stock options		0.2	10.9
Stock units	0.1
Performance Shares	4.0	24.9	28.6
Performance Awards	1.4
ShareValue Trust	24.6	33.9	38.4

Note 6 – Income Taxes

The components of earnings before income taxes were:

Year ended December 31,	2006	2005	2004
U.S.	$3,067	$2,605	$1,960
Non-U.S.	127	214
	$3,194	$2,819	$1,960

Note: The 2004 non-U.S. earnings before income tax amounts are not significant and as such are reflected in the U.S. numbers shown above.

Income tax expense/(benefit) consisted of the following:

Year ended December 31,	2006	2005	2004
Current tax expense
U.S. federal	$193	$(276)	$(435)
Non-U.S.	35	58
U.S. state	(58)	(86)	(58)
	170	(304)	(493)
Deferred tax expense
U.S. federal	750	547	787
Non-U.S.	(6)	(120)
U.S. state	74	134	(154)
	818	561	633
Total income tax expense	$988	$257	$140

Note: The 2004 non-U.S. income tax expense/(benefit) amounts are not significant and as such are reflected in the U.S. numbers shown above.

The following is a reconciliation of the U.S. federal statutory tax rate of 35% to our recorded income tax expense/(benefit):

Year ended December 31,	2006	2005	2004
U.S. federal statutory tax	35.0%	35.0%	35.0%
Global Settlement with U.S. Department of Justice	6.7
Foreign Sales Corporation/Extraterritorial Income tax benefit	(5.8)	(5.6)	(8.6)
Research benefit	(0.7)	(1.2)	(1.4)
Federal audit settlement	(1.5)	(13.1)	(7.5)
State income tax provision, net of effect on U.S. federal tax	0.4	1.1	(7.0)
Change in valuation allowances		(3.2)
Other provision adjustments	(3.2)	(3.9)	(3.4)
Income tax expense	30.9%	9.1%	7.1%

Significant components of our deferred tax assets, net of deferred tax liabilities, at December 31 were as follows:

	2006	2005
Retiree health care accruals	$3,257	$2,314
Inventory and long-term contract methods of income recognition	640	1,368
Other employee benefits accruals	1,473	1,363
In-process research and development related to acquisitions	124	137
Net operating loss, credit, and charitable contribution carryovers (net of valuation allowance of $2 and $0)	319	494
Pension benefit accruals	(397)	(3,688)
Customer and commercial financing	(1,517)	(1,442)
Unremitted earnings of non-U.S. subsidiaries	(48)	(32)
Other net unrealized losses	37	8
Net deferred tax assets[1]	$3,888	$522

[1]	Of the deferred tax asset for net operating loss and credit carryovers, $172 expires in years ending from December 31, 2007 through December 31, 2026 and $147 may be carried over indefinitely.

Net deferred tax assets at December 31 were as follows:

	2006	2005
Deferred tax assets	$12,174	$8,168
Deferred tax liabilities	(8,284)	(7,646)
Valuation allowance	(2)
Net deferred tax assets	$3,888	$522

As a result of acquisitions in 2006, primarily related to Aviall, a net deferred tax liability of $171 was recorded.

As required under SFAS 123R, a deferred tax liability of $306 was reclassified to Additional paid in capital. This represents the tax effect of the net excess tax pool created during 2006 due to share awards paid with a fair market value in excess of the book accrual for those awards.

Net income tax payments/(refunds) were $28, ($344) and ($903) in 2006, 2005 and 2004, respectively.

We have provided for U.S. deferred income taxes and foreign withholding tax in the amount of $48 on undistributed earnings not considered permanently reinvested in our non-U.S. subsidiaries. We have not provided for U.S. deferred income taxes or foreign withholding tax on the remainder of undistributed earnings from our non-U.S. subsidiaries because such earnings are considered to be permanently reinvested and it is not practicable to estimate the amount of tax that may be payable upon distribution.

Within the Consolidated Statements of Operations, Other income included interest of $16 in 2006, $100 in 2005 and $219 in 2004 related to federal income tax settlements for prior years.

Contingencies

We are subject to income taxes in the U.S. and numerous non-U.S. jurisdictions.

Amounts accrued for potential tax assessments recorded in current tax liabilities total $960 and $900 at December 31, 2006 and 2005. Accruals relate to tax issues for U.S. federal, U.S. state, and taxation of non-U.S. earnings as follows:

•

The accruals associated with U.S. federal tax issues such as the tax benefits from the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) tax rules, the amount of research and development tax credits claimed, U.S. taxation of non-U.S. earnings, and valuation issues regarding charitable contributions claimed were $841 at December 31, 2006, and $771 at December 31, 2005. IRS examinations have been completed through 2001. We have filed an appeal with the IRS for 1998-2001. During 2006, we settled the McDonnell Douglas Corporation appeal for 1993-1997 which had the effect of decreasing federal income tax expense by $46.

•

The accruals for domestic state tax issues such as the allocation of income among various state tax jurisdictions and the amount of state tax credits claimed were $88 at December 31, 2006 and $98 at December 31, 2005, net of federal benefit.

•	The accruals associated with taxation of non-U.S. earnings were $31 at December 31, 2006 and 2005.

We believe adequate provisions for all outstanding issues have been made for all jurisdictions and all open years.

Legislative Update

On May 17, 2006, the Tax Increase Prevention and Reconciliation Act of 2005 was enacted, which repealed the FSC/ETI exclusion tax benefit binding contract provisions of the American Jobs Creation Act of 2004. Therefore, 2006 will be the final year for recognizing any export tax benefits. The 2006 effective tax rate was reduced by 5.8% due to export tax benefits.

Effective December 31, 2005, the U.S. research tax credit expired. On December 20, 2006, President Bush signed into law, the Tax Relief and Health Care Act of 2006 that retroactively renews the research tax credit for 2006 and extends the credit through December 31, 2007.

Note 7 – Accounts Receivable

Accounts receivable at December 31 consisted of the following:

	2006	2005
U.S. Government contracts	$2,667	$2,620
Commercial and customers	1,423	1,155
Other	1,278	1,561
Less valuation allowance	(83)	(90)
	$5,285	$5,246

The following table summarizes our accounts receivable under long-term contracts that were not billable or related to outstanding claims as of December 31:

	2006	2005
Unbillable
Current	$830	$687
Expected to be collected after one year	705	404
	$1,535	$1,091

Claims
Current	$10	$15
Expected to be collected after one year	84	90
	$94	$105

Unbillable receivables on long-term contracts arise when the sales or revenues based on performance attainment, though appropriately recognized, cannot be billed yet under terms of the contract as of the balance sheet date. Accounts receivable related to claims are items that we believe are earned, but are subject to uncertainty concerning their determination or ultimate realization. Accounts receivable, other than those described above, expected to be collected after one year are not material.

As of December 31, 2006 and 2005, other accounts receivable included $538 and $621 of reinsurance receivables held by Astro Ltd., a wholly-owned subsidiary, which operates as a captive insurance company. Other also included $308 and $650 at December 31, 2006 and 2005, related to non-U.S. military contracts.

Note 8 – Inventories

Inventories at December 31 consisted of the following:

	2006	2005
Long-term contracts in progress	$12,329	$14,194
Commercial aircraft programs	8,743	7,745
Commercial spare parts, used aircraft, general stock materials and other	2,888	2,235
	23,960	24,174
Less advances and progress billings	(15,855)	(16,296)
	$8,105	$7,878

Included in long-term contracts in progress inventories at December 31, 2006, are Delta launch program inventories of $1,860 that will be sold at cost to United Launch Alliance L.L.C. (ULA) under an inventory supply agreement that terminates on March 31, 2021. We have agreed to indemnify ULA in the event that these inventories are not recoverable from existing and future orders; however, based on our assessment of the mission manifest for the Delta launch program, we believe ULA will recover these costs (see Note 19).

As a normal course of our Commercial Airplanes segment production process, our inventory may include a small quantity of airplanes that are completed but unsold. As of December 31, 2006 and 2005, the value of completed but unsold aircraft in inventory was insignificant. Inventory balances included $234 subject to claims or other uncertainties relating to the A-12 program as of December 31, 2006 and 2005 (See Note 22).

Commercial aircraft program inventory includes amounts credited in cash or other consideration (early issued sales consideration), to airline customers totaling $1,375 and $1,140 as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, early issued sales consideration, net of advance deposits, included $151 and $194 related to one financially troubled customer, which we believe is fully recoverable as of December 31, 2006.

Deferred production costs represent commercial aircraft programs and integrated defense programs inventory production costs incurred on in-process and delivered units in excess of the estimated average cost of such units to be produced. As of December 31, 2006 and 2005, the balance of deferred production costs and unamortized tooling related to commercial aircraft programs, except the 777 program, was insignificant relative to the programs’ balance-to-go estimates. As of December 31, 2006 and 2005, all significant excess deferred production costs or unamortized tooling costs are recoverable from existing firm orders for the 777 program. The deferred production costs and unamortized tooling are summarized in the following table:

	2006	2005
Deferred production costs:
777 program	$871	$683
Delta II & IV programs		271
Unamortized tooling:
777 program	329	411
Delta II & IV programs		194

During 2002 we were selected by the US Air Force (USAF) to supply 100 767 Tankers and entered into a preliminary agreement with the USAF for the procurement of the 100 Tankers. During 2004 we recognized pre-tax charges totaling $275 related to the USAF 767 Tanker program. The charge reflected our updated assessment of securing the specific USAF 767 Tanker contract that was being negotiated, given the continued delay and then likely re-competition of the contract. The charge included inventory write-downs of $179 (Commercial Airplanes) and $47 (IDS).

Note 9 – Exit Activity and Divestitures

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. Our decision resulted in a pre-tax charge of $320, which has been recognized in Loss/(gain) on dispositions/business shutdown, net during 2006 as outlined below:

Contract termination costs[1]	$142
Write-off of assets[2]	492
Early contract terminations[3]	(314)
Total	$320

[1]	included termination fees associated with operating leases as well as supplier and customer costs
[2]	primarily included write-off of capital lease assets
[3]	primarily early terminations of capital lease obligations

As of December 31, 2006, $52 was recorded in Accounts payable and other liabilities related to contract termination costs, which we expect to pay in 2007 to complete the business shutdown. The exit of the Connexion by Boeing business resulted in cash expenditures of $177 during 2006.

On February 28, 2005 we completed the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications. EDD was a separate legal entity wholly owned by us. The corresponding net assets of the entity were $45 and a net pre-tax gain of $25 was recorded in the Network and Space Systems (N&SS) segment of IDS from the sale of the net assets. In addition, there was a related pre-tax loss of $68 recorded in Accounting differences/eliminations for net pension and other postretirement benefit curtailments and settlements. In 2006, a $15 gain was recorded for a subsequent purchase price adjustment on the sale.

On August 2, 2005 we completed the sale of the Rocketdyne Propulsion and Power (Rocketdyne) business to United Technologies Corporation for cash proceeds of approximately $700 under an asset purchase agreement. This divestiture includes assets and sites in California, Alabama, Mississippi, and Florida. The Rocketdyne business primarily develops and builds rocket engines and provides booster engines for the space shuttle and the Delta family as well as propulsion systems for missile defense systems. We recorded the sale in the quarter ending September 30, 2005, and the 2005 net pre-tax gain of approximately $578, predominantly in the N&SS segment. In addition, we recorded a related pre-tax loss of $200 for estimated pension and postretirement curtailments and settlements in the fourth quarter of 2005 in our Other segment.

On June 16, 2005, we completed the sale of substantially all of the assets at our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under an asset purchase agreement to a new entity which was subsequently named Spirit Aerosystems, Inc. (Spirit). Transaction consideration given to us included cash of approximately $900, together with the transfer of certain liabilities and long-term supply agreements that provide us with ongoing cost savings. The consolidated net loss on this sale recorded in 2005 was $287, including pension and postretirement impacts. We recognized a loss of $103 in 2005 in the Consolidated Statement of Operations as Gain on dispositions, net, of which $68 was recognized by the Commercial Airplanes segment and $35 was recognized as Accounting differences/eliminations and Unallocated expense. The remaining loss of $184 related to estimated pension and postretirement curtailments and settlements, was recorded in our Other segment in the third quarter of 2005. In 2006, a $15 gain was recorded for a subsequent purchase price adjustment on the sale.

See Note 19 for discussion of the environmental indemnification provisions of these agreements.

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

During 2004, BCC sold substantially all of the assets related to its Commercial Financial Services business, which is reflected as discontinued operations. Revenues were $3 and $96 for the years ended December 31, 2005 and 2004.

Note 10 – Customer Financing

Customer financing at December 31 consisted of the following:

	2006	2005
Aircraft financing
Notes receivable	$1,790	$2,292
Investment in sales-type/finance leases	2,914	3,036
Operating lease equipment, at cost, less accumulated depreciation of $913 and $881	4,159	4,617
Other equipment financing
Notes receivable	33	33
Operating lease equipment, at cost, less accumulated depreciation of $149 and $106	248	302
Less allowance for losses on receivables	(254)	(274)
	$8,890	$10,006

The components of investment in sales-type/finance leases at December 31 were as follows:

	2006	2005
Minimum lease payments receivable	$4,475	$4,778
Estimated residual value of leased assets	701	690
Unearned income	(2,262)	(2,432)
	$2,914	$3,036

Interest rates on fixed-rate notes ranged from 5.99% to 11.42%, and interest rates on variable-rate notes ranged from 7.40% to 11.43%.

Aircraft financing operating lease equipment primarily includes jet and commuter aircraft. At December 31, 2006 and 2005, aircraft financing operating lease equipment included $259 and $11 of equipment available for re-lease. At December 31, 2006 and 2005, we had firm lease commitments for $253 and $6 of this equipment.

When our Commercial Airplanes segment is unable to immediately sell used aircraft, it may place the aircraft under an operating lease. It may also finance the sale of new aircraft with a note receivable. The carrying amount of the Commercial Airplanes segment used aircraft under operating leases and aircraft sales financed with notes receivable included as a component of customer financing totaled $480 and $640 as of December 31, 2006 and 2005.

Impaired receivables and the allowance for losses on those receivables consisted of the following at December 31:

	2006	2005
Impaired receivables with no specific impairment allowance	$1,032	$1,008
Impaired receivables with specific impairment allowance	74	503
Allowance for losses on impaired receivables	20	51

The average recorded investment in impaired receivables as of December 31, 2006, 2005 and 2004, was $1,191, $1,196, and $1,940, respectively. Income recognition is generally suspended for receivables at the date full recovery of income and principal becomes doubtful. Income is recognized when receivables become contractually current and performance is demonstrated by the customer. Interest income recognized on such receivables was $104, $90, and $118 for the years ended December 31, 2006, 2005 and 2004, respectively.

The change in the allowance for losses on receivables for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

Allowance for Losses
Beginning balance – January 1, 2004	$(404)
Charge to costs and expenses	(45)
Reduction in customer financing assets	46
Ending balance – December 31, 2004	(403)
Charge to costs and expenses	(73)
Reduction in customer financing assets	202
Ending balance – December 31, 2005	$(274)
Charge to costs and expenses	(32)
Reduction in customer financing assets	52
Ending balance – December 31, 2006	$(254)

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing related to major aircraft concentrations at December 31 were as follows:

	2006	2005
717 Aircraft ($760 and $621 accounted for as operating leases)*	$2,595	$2,490
757 Aircraft ($904 and $958 accounted for as operating leases)*	1,167	1,245
767 Aircraft ($201 and $309 accounted for as operating leases)	740	910
MD-11 Aircraft ($555 and $580 accounted for as operating leases)*	645	672
737 Aircraft ($550 and $705 accounted for as operating leases)	583	796

*	Out of production aircraft

We recorded charges related to customer financing asset impairment in operating earnings, primarily as a result of declines in projected future cash flows. These charges for the years ended December 31 were as follows:

	2006	2005	2004
BCC Segment	$53	$33	$27
Other Boeing	7	10	2
	$60	$43	$29

As of December 31, 2006, Northwest Airlines, Inc. (Northwest) has filed for bankruptcy protection and the bankruptcy court has approved the restructured terms of certain obligations owed to us. At December 31, 2006 and 2005, Northwest accounted for $349 and $494 of aircraft financing. The bankruptcy, including the impact of any restructurings, related to Northwest is not expected to have a material adverse impact on our earnings, cash flows and/or financial position. Although certain other customers have requested a restructuring of their transactions, we do not believe that they would have a material adverse effect on our earnings, cash flows and/or financial position.

Scheduled payments on customer financing are as follows:

Year	Principal Payments on Notes Receivable	Sales- Type/ Finance Lease Payments Receivable	Operating Lease Equipment Payments Receivable
2007	$225	$440	$454
2008	360	314	414
2009	150	305	353
2010	161	292	311
2011	182	334	234
Beyond 2011	737	2,789	1,232

Customer financing assets we leased under capital leases and subleased to others totaled $137 and $200 at December 31, 2006 and 2005.

Note 11 – Property, Plant and Equipment

Property, plant and equipment at December 31 consisted of the following:

	2006	2005
Land	$524	$481
Buildings and land improvements	8,571	9,287
Machinery and equipment	8,614	8,750
Construction in progress	1,601	1,174
	19,310	19,692
Less accumulated depreciation	(11,635)	(11,272)
	$7,675	$8,420

Depreciation expense was $1,058, $1,001 and $1,028 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest capitalized during the years ended December 31, 2006, 2005 and 2004 totaled $110, $84 and $71, respectively.

Rental expense for leased properties was $388, $400 and $372, for the years ended December 31, 2006, 2005 and 2004, respectively. These expenses, substantially all minimum rentals, are net of sublease income. Minimum rental payments under operating and capital leases with initial or remaining terms of one year or more aggregated $1,019 and $19, net of sublease payments, for the year ended December 31, 2006. Payments, net of sublease amounts, due during the next five years are as follows:

	2007	2008	2009	2010	2011
Operating leases	$220	$165	$121	$91	$66
Capital leases	12	3	2	1	1

Note 12 – Investments

Our investments, which are recorded in either Short-term investments or Investments, consisted of the following at December 31:

	2006	2005
Available-for-sale investments	$3,344	$3,304
Equity method investments	964	65
Other investments	45	37
Total investments	$4,353	$3,406

Available-for-sale investments

Our investments in available-for-sale debt and equity securities consisted of the following at December 31:

	2006				2005
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
Debt: (1)
Marketable Securities (2)	$3,201	$4	$(25)	$3,180	$3,065		$(40)	$3,025
ETCs/EETCs	145	7		152	258	$26	(15)	269
Equity	4	8		12	4	6		10
	$3,350	$19	$(25)	$3,344	$3,327	$32	$(55)	$3,304

(1)	At December 31, 2006, debt securities with estimated fair values of $1,151 and cost of $1,172 have been in a continuous unrealized loss position for 12 months or longer.

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

Maturities of available-for-sale debt securities at December 31, 2006, were as follows:

	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$259	$257
Due from 1 to 5 years	1,652	1,648
Due from 5 to 10 years	186	185
Due after 10 years	1,249	1,242
	$3,346	$3,332

Supplemental information about gross realized gains and losses on available-for-sale investment securities follows.

	2006	2005	2004
Gains	$56
Losses, including impairments	(11)	$(64)	$(79)
Net	$45	$(64)	$(79)

Equity Method and Other Investments

Equity Method Investments

The following table reflects the Company’s effective ownership percentages and balances of equity method investments as of December 31, 2006 and 2005.

	Segment	Ownership Percentages	Investment Balance
			2006		2005
United Launch Alliance	N&SS	50%	$960
United Space Alliance	N&SS	50%	(92	)(1)	$(29	)(1)
HRL Laboratories	PE&MS	50%	34		28
APB Winglets	Commercial Airplanes	45%	12		23
Other	Primarily Commercial Airplanes and Support Systems		50		43
			$964		$65

(1)	Credit balances are a result of our proportionate share of the joint venture’s pension and postretirement related adjustments which reduce the carrying value of the investment.

On December 1, 2006 we closed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. Government launches of Boeing Delta and Lockheed Atlas rockets. As a result of the transaction, we contributed assets of $1,609, generally consisting of accounts receivable of $372, inventories, net of advances, of $156 and property, plant and equipment of $1,080, and liabilities of $695, consisting of accounts payable and other liabilities of $536 and advances and billings in excess of related costs of $159 to ULA in exchange for 50% ownership. These amounts are subject to adjustment pending final review of the respective parties’ contributions. We will each provide ULA with an initial cash contribution of up to $25, and we each have agreed to extend a line of credit to ULA of up to $200 to support its working capital requirements. See Notes 8, 9 and 23.

The Sea Launch venture, in which we are a 40% partner with RSC Energia of Russia (25%), Aker ASA of Norway (20%), and KB Yuzhnoye/PO Yuzhmash of the Ukraine (15%), provides ocean-based launch services to commercial satellite customers. The venture conducted five, four and three successful launches for the years ended December 31, 2006, 2005 and 2004, respectively. The venture incurred losses in 2006, 2005 and 2004 due to the relatively low price and volume of launches, driven by a depressed commercial satellite market and oversupply of launch vehicles as well as a high level of debt and debt servicing requirements. We have financial exposure with respect to the venture, which relates to guarantees provided by us to certain Sea Launch creditors, performance guarantees provided by us to a Sea Launch customer and financial exposure related to advances and other assets reflected in the consolidated financial statements.

We suspended recording equity losses after writing our investment in and direct loans to Sea Launch down to zero in 2001 and accruing our obligation for third-party guarantees on Sea Launch indebtedness. We are not obligated to provide any further financial support to the Sea Launch venture. However, in the event that we do extend additional financial support to Sea Launch in the future, we will recognize suspended losses as appropriate.

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built satellite, experienced an anomaly during launch on January 30, 2007. The impact to Sea Launch operations, including the remaining launches scheduled for 2007 is not yet known. Based on our preliminary assessment, we do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Other Investments

During 2005 we recorded an asset impairment charge of $42 in Other Income related to the sale of certain investments in technology related funds for proceeds of $24.

Note 13 – Accounts Payable and Other Liabilities

Accounts payable and other liabilities at December 31 consisted of the following:

	2006	2005
Accounts payable	$5,643	$5,124
Accrued compensation and employee benefit costs	4,852	4,165
Legal, environmental, and other contingencies (a)	1,254	1,647
Forward loss recognition (b)	532	1,114
Other	3,920	4,463
	$16,201	$16,513

(a)	Represents items deemed probable and estimable as discussed in Note 22.
(b)	Forward loss recognition relates primarily to Airborne Early Warning & Control in 2006 and launch and satellite contracts in 2005.

Payments associated with these liabilities may occur in periods significantly beyond the next twelve months. Accounts payable included $335 and $204 at December 31, 2006 and 2005, attributable to checks written but not yet cleared by the bank.

Note 14 – Debt

We have $3,000 currently available under credit line agreements. Boeing Capital Corporation (BCC) is named a subsidiary borrower for up to $1,500 under these arrangements. Total debt interest incurred, including amounts capitalized, was $657, $713, and $790 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense recorded by BCC is reflected as a separate line item on our Consolidated Statements of Operations, and is included in earnings from operations. Total company interest payments were $657, $671, and $722 for the years ended December 31, 2006, 2005 and 2004, respectively. We continue to be in full compliance with all covenants contained in our debt or credit facility agreements, including those at BCC.

On June 6, 2002, BCC established a Euro medium-term note program in the amount of $1,500. At December 31, 2006 and 2005, BCC had zero debt outstanding under the program such that $1,500 would normally be available for potential debt issuance. However, debt issuance under this program requires that documentation, information and other procedures relating to BCC and the program be updated within the prior twelve months. In view of BCC’s cash position and other available funding sources, BCC determined during 2004 that it was unlikely they would need to use this program in the foreseeable future. The program is thus inactive but available with updated registration statements.

On March 23, 2004, we filed a shelf registration with the SEC for $1,000 for the issuance of debt securities and underlying common stock. The entire amount remains available for potential debt issuance. BCC has $3,421 that remains available from shelf registrations filed with the SEC. Both shelf registrations will expire in 2008.

Short-term debt and current portion of long-term debt, consisted of the following:

	At December 31, 2006		At December 31, 2005
	Consolidated Total	BCC Only	Consolidated Total	BCC Only
Senior Unsecured Debt Securities	$1,115	$1,115	$1,015	$570
Capital lease obligations	55	47	54	45
Non-recourse debt and notes	42	4	39	4
Retail notes	141	141	77	77
Other notes	28		4
	$1,381	$1,307	$1,189	$696

Debt consisted of the following:

	December 31, 2006	December 31, 2005
Boeing Capital Corporation debt:
Unsecured debt securities
3.250% – 7.640% due through 2023	$5,382	$6,048
Non-recourse debt and notes
4.840% – 7.810% notes due through 2013	76	80
Capital lease obligations
4.120% – 8.250% due through 2015	132	194
Subtotal Boeing Capital Corporation debt	$5,590	$6,322
Other Boeing debt:
Non-recourse debt and notes
Enhanced equipment trust	$442	$477
Unsecured debentures and notes
250, 6.875% due Nov. 1, 2006		250
175, 8.100% due Nov. 15, 2006		175
350, 9.750% due Apr. 1, 2012	349	349
600, 5.125% due Feb. 15, 2013	598	598
400, 8.750% due Aug. 15, 2021	398	398
300, 7.950% due Aug. 15, 2024 (puttable at holder’s option on Aug. 15, 2012)	300	300
250, 7.250% due Jun. 15, 2025	247	247
250, 8.750% due Sep. 15, 2031	248	248
175, 8.625% due Nov. 15, 2031	173	173
400, 6.125% due Feb. 15, 2033	393	393
300, 6.625% due Feb. 15, 2038	300	300
100, 7.500% due Aug. 15, 2042	100	100
175, 7.875% due Apr. 15, 2043	173	173
125, 6.875% due Oct. 15, 2043	125	125
Senior medium-term notes
7.460% due through 2006		20
Capital lease obligations due through 2009	11	17
Other notes	91	62
Subtotal other Boeing debt	$3,948	$4,405
Total debt	$9,538	$10,727

At December 31, 2006, $160 of BCC debt was collateralized by portfolio assets and underlying equipment totaling $265. The debt consists of the 4.12% to 6.45% notes due through 2015.

Maturities of long-term debt for the next five years are as follows:

	2007	2008	2009	2010	2011
BCC	$1,308	$710	$528	$646	$798
Other Boeing	74	30	23	22	74
	$1,382	$740	$551	$668	$872

Note 15 – Postretirement Plans

We have various pension plans covering substantially all employees. We fund all our major pension plans through trusts. Pension assets are placed in trust solely for the benefit of the plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations as well as to keep pace over the long term with the growth of obligations for future benefit payments.

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

Effective December 31, 2006, we adopted SFAS No. 158, which requires that the Consolidated Statements of Financial Position reflect the funded status of the pension and postretirement plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation. We have recognized the aggregate of all overfunded plans in Other assets and the aggregate of all underfunded plans in either Accrued retiree health care or Accrued pension plan liability. The portion of the amount by which the actuarial present value of benefits included in the projected benefit obligation exceeds the fair value of plan assets, payable in the next 12 months, is reflected in Accounts payable and other liabilities.

At December 31, 2006, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated other comprehensive loss in our Consolidated Statements of Financial Position as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in Other comprehensive loss in the period in which they occur.

Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at fiscal year end. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard will require us to eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur. The provisions of SFAS No. 158 do not permit retrospective application.

The incremental effect of adopting SFAS 158 on individual line items in the Consolidated Statements of Financial Position at December 31, 2006 is shown below:

	Before Adoption of SFAS No. 158	Adjustments	After Adoption of SFAS No. 158
Deferred income taxes	$2,644	$193	$2,837
Total current assets	22,790	193	22,983
Prepaid pension expense	12,808	(12,808)
Deferred income taxes	200	851	1,051
Investments	4,179	(94)	4,085
Other assets	959	1,776	2,735
Total assets	$61,876	$(10,082)	$51,794
Accounts payable and other liabilities	$15,935	$266	$16,201
Total current liabilities	29,435	266	29,701
Deferred taxes	4,151	(4,151)
Accrued retiree health care	6,103	1,568	7,671
Accrued pension plan liability	789	346	1,135
Other long-term liabilities	260	131	391
Accumulated other comprehensive loss	25	(8,242)	(8,217)
Total liabilities & shareholders’ equity	$61,876	$(10,082)	$51,794

The components of net periodic benefit cost/(income) are as follows:

	Pensions			Other Postretirement Benefits
Year ended December 31,	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost/(income)
Service cost	$908	$910	$831	$143	$147	$162
Interest cost	2,497	2,457	2,378	436	454	492
Expected return on plan assets	(3,455)	(3,515)	(3,378)	(7)	(7)	(6)
Amortization of prior service costs	188	185	180	(90)	(110)	(102)
Recognized net actuarial loss/(gain)	912	714	379	131	161	188
Settlement/curtailment loss/(gain)		552	61		(96)
Net periodic benefit cost/(income)	$1,050	$1,303	$451	$613	$549	$734

Settlement and curtailment losses/(gains) are primarily due to divestitures. See Note 9.

The following shows changes in the benefit obligation, plan assets and funded status of both pensions and OPB. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans, and accumulated postretirement benefit obligations (APBO) for our OPB plans.

	Pensions		Other Postretirement Benefits
At September 30,	2006	2005	2006	2005
Change in benefit obligation
Beginning balance	$45,183	$42,781	$8,057	$8,135
Service cost	908	910	143	147
Interest cost	2,497	2,457	436	454
Plan participants’ contributions	9	12
Amendments	156	270	(101)
Actuarial (gain)/loss	(925)	2,778	295	326
Settlement/curtailment/acquisitions/dispositions, net	85	(1,774)	1	(503)
Benefits paid	(2,331)	(2,251)	(497)	(502)
Ending balance	$45,582	$45,183	$8,334	$8,057

Change in plan assets
Beginning balance at fair value	$43,484	$38,977	$82	$72
Actual return on plan assets	4,239	5,460	6	7
Company contribution	526	2,604	17	16
Plan participants’ contributions	9	12
Settlement/curtailment/acquisitions/dispositions, net	216	(1,393)
Benefits paid	(2,286)	(2,208)	(16)	(13)
Exchange rate adjustment	15	32
Ending balance at fair value	$46,203	$43,484	$89	$82

Reconciliation of funded status to net amounts recognized
Funded status-plan assets less than projected benefit obligation	$621	$(1,699)	$(8,245)	$(7,976)
Unrecognized net actuarial loss		12,989		2,333
Unrecognized prior service costs		1,368		(557)
Adjustment for fourth quarter contributions	11	10	152	141
Net amount recognized	$632	$12,668	$(8,093)	$(6,059)

Amounts recognized in statement of financial position at December 31, consist of:
Prepaid benefit cost		$13,251
Intangible asset		66
Other assets	$1,806
Accumulated other comprehensive loss to offset additional minimum liability		2,948
Accounts payable and other liabilities	(39)	(649)	$(422)	$(70)
Accrued retiree health care			(7,671)	(5,989)
Accrued pension plan liability	(1,135)	(2,948)
Net amount recognized	$632	$12,668	$(8,093)	$(6,059)

Amounts recognized in Accumulated other comprehensive loss at December 31, 2006 are as follows:

	Pensions	Other Postretirement Benefits
At December 31,	2006	2006
Net actuarial loss (gain)	$10,201	$2,494
Prior service cost (credit)	1,336	(568)
Total recognized in Accumulated other comprehensive loss	$11,537	$1,926

The estimated amount that will be amortized from Accumulated other comprehensive loss into net periodic benefit cost in 2007 is as follows:

	Pensions	Other Postretirement Benefits
Year ending December 31,	2007	2007
Recognized net actuarial loss/(gain)	$762	$159
Amortization of prior service costs	197	(88)
Total	$959	$71

The accumulated benefit obligation (ABO) for all pension plans was $41,706 and $40,999 at September 30, 2006 and 2005. All of our major tax qualified pension plans, have plan assets that exceed ABOs at September 30, 2006. The following table shows the key information for all plans with ABO in excess of plan assets:

At September 30,	2006	2005
Projected benefit obligation	$1,602	$10,638
Accumulated benefit obligation	1,342	10,343
Fair value of plan assets	573	9,405

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 reduced our APBO by $156 at September 30, 2005 and $439 at September 30, 2004. These reductions/actuarial gains are amortized over the expected average future service of current employees.

Assumptions

At September 30,	2006	2005	2004	2003
Discount rate: pension and OPB	5.90%	5.50%	5.75%	6.00%
Expected return on plan assets	8.25%	8.50%	8.50%	8.75%
Rate of compensation increase	5.50%	5.50%	5.50%	5.50%

In 2005, we modified our method of determining the discount rate so that the discount rate for each individual pension plan is determined separately based on the duration of each plan’s liabilities. Previously, we determined a single discount rate for all our postretirement benefit plans. We made the change mainly because of the divergence in the populations of our various plans due to employee transfers, layoffs and divestitures. The new method continues to include a matching of the plans’ expected future benefit payments against a yield curve that’s based on high quality, non-callable bonds in the Bloomberg index as of the measurement date, omitting bonds with the ten percent highest and the ten percent lowest yields. The disclosed rate is the average rate for all the plans, weighted by the projected benefit obligation. As of September 30, 2006, the weighted average was 5.9%, and the rates for individual plans ranged from 5.00% to 6.00%. As of September 30, 2005, the weighted average was 5.50%, and the rates for individual plans ranged from 5.00% to 6.00%.

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

At September 30,	2006	2005
Assumed health care cost trend rates
Health care cost trend rate assumed next year	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that trend reached ultimate rate	2013	2013

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

	Increase	Decrease
Effect on postretirement benefit obligation	$683	$(653)
Effect on total of service and interest cost	58	(50)

Plan Assets

Pension assets totaled $46,203 and $43,484 at September 30, 2006 and 2005. In late 2006, the pension asset strategy was modified, with a goal to reduce volatility relative to pension liabilities, achieve a competitive investment return, achieve diversification between and within various asset classes, and manage other risks. In order to reduce the volatility between the value of pension assets and liabilities, the company is increasing its allocation to fixed income securities and increasing the duration of its fixed income holdings. The company will additionally address return and diversification objectives by increasing its allocation to alternative investments, such as private equity, real estate, real assets, and hedge funds. Key risk management areas which we address through this modified strategy include funded status risk, interest rate risk, market risk, operational risk, and liquidity.

Actual investment allocations vary from target allocations due to periodic investment strategy changes and the length of time it takes to complete investments in asset classes such as private equity, real estate, and other investments. Additionally, actual and target allocations vary due to the timing of benefit payments or contributions made on or near the measurement date, September 30.

Pension investment managers are retained with a specific investment role and corresponding investment guidelines. Investment managers have the ability to purchase securities on behalf of the pension fund and invest in derivatives, such as equity or bond futures, swaps, options, or currency forwards. Derivatives generally are used to achieve the desired market exposure of a security or an index, to transfer value-added performance between asset classes, achieve the desired currency exposure, adjust portfolio duration, or rebalance the total portfolio to the target asset allocation.

The actual allocations for the pension assets at September 30, 2006 and 2005, and target allocations by asset category, are as follows:

	Percentage of Plan Assets at September 30,		Target Allocations
Asset Category	2006	2005	2006	2005
Equity	55%	61%	28%	50%
Debt	37	31	45	31
Private equity	3	3	6	6
Real estate	3	3	7	6
Other	2	2	14	7
	100%	100%	100%	100%

Equity includes domestic and international equity securities, such as common, preferred or other capital stock, as well as equity futures, currency forwards and residual cash allocated to the equity managers. Equity includes our common stock in the amounts of $1,260 (2.8% of plan assets) and $1,494 (3.4% of plan assets) at September 30, 2006 and 2005. A currency management strategy was implemented during 2006 which uses currency forwards and options. Equity and currency management derivatives based on net notional amounts totaled 6.6% and 2.3% of plan assets at September 30, 2006 and 2005.

Debt includes domestic and international debt securities, such as U.S. Treasury securities, U.S. Government agency securities, corporate bonds and commercial paper; cash equivalents; investments in bond derivatives such as bond futures, options, swaps and currency forwards; and redeemable preferred stock and convertible debt. Bond derivatives based on net notional amounts totaled 7.0% and 3.9% of plan assets at September 30, 2006 and 2005. Additionally, Debt includes “To-Be-Announced” mortgage-backed securities (TBA), which are contracts to buy or sell mortgage- backed securities to be delivered at a future agreed upon date, and “Treasury Forwards”, which similarly have delayed, future settlement dates. Debt included $1,770 and $1,549 related to TBA securities and Treasury Forwards at September 30, 2006 and 2005.

Private equity represents private market investments which are generally limited partnerships. Real estate includes investments in private and public real estate. The Other category includes alternative investments such as real assets, global tactical asset allocation strategies, and hedge funds.

We held $89 and $82 in trust fund assets for OPB plans at September 30, 2006 and 2005. Most of these funds are invested in a balanced index fund which is comprised of approximately 60% equities and 40% debt securities. The expected rate of return on these assets does not have a material effect on the net periodic benefit cost.

Cash Flows

Contributions Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are not expected to be material in 2007. In February 2007, we made a discretionary contribution to our plans of $509 (pre-tax). We will evaluate additional contributions later in the year. We expect to contribute approximately $17 to our OPB plans in 2007.

Estimated Future Benefit Payments The table below reflects the total pension benefits expected to be paid from the plans or from our assets, including both our share of the benefit cost and the participants’ share of the cost, which is funded by participant contributions. OPB payments reflect our portion only.

	Pensions	Other Postretirement Benefits
2007	$2,469	$542
2008	2,548	567
2009	2,626	593
2010	2,718	622
2011	2,792	649
2012–2016	15,696	3,466

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

401(k)

We provide certain defined contribution plans to all eligible employees. The principal plans are the Company-sponsored 401(k) plans. The expense for these defined contribution plans was $514, $483 and $468 in 2006, 2005 and 2004, respectively.

Note 16 – Share-Based Compensation and Other Compensation Arrangements

Share-Based Compensation

On April 28, 2003, the shareholders approved The Boeing Company 2003 Incentive Stock Plan (2003 Plan). The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, Performance Shares, performance units and other incentives to our employees, officers, consultants and independent contractors. The aggregate number of shares of our stock available for issuance under the 2003 Plan will not exceed 60,000,000. Under the terms of the 2003 Plan, no more than an aggregate of 6,000,000 shares are available for issuance as restricted stock awards.

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

Shares issued as a result of stock option exercise or conversion of stock unit awards will be funded out of treasury shares except to the extent there are insufficient treasury shares in which case new shares will be issued. We believe we currently have adequate treasury shares to meet any requirements to issue shares during 2007.

Share-based plans expense is primarily included in general and administrative expense since it is incentive compensation issued primarily to our executives. The share-based plans expense and related income tax benefit follow:

	2006	2005	2004
Performance Shares	$473	$723	$449
Stock options, other	173	234	132
ShareValue Trust	97	79	74
Share-based plans expense	$743	$1,036	$655

Income tax benefit	$291	$322	$238

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

For Performance Shares granted prior to 2005, share-based expense was measured based on the market price of our stock on the award date and was generally amortized over a five-year period. For Performance Shares granted in 2005, the fair value of each award was measured on the date of grant using a Monte Carlo simulation model. The Monte Carlo model also computed an expected term for each Performance Share. We changed our valuation method based on further clarification provided in SFAS No. 123R and the fact that our Performance Shares contain a market condition, which should be reflected in the grant date fair value of an award. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.

Additionally, prior to the adoption of SFAS No. 123R, we amortized compensation cost for share-based awards over the stated vesting period for retirement eligible employees and, if an employee retired before the end of the vesting period, we recognized any remaining unrecognized compensation cost at the date of retirement. As a result of adopting SFAS No. 123R, for all share-based awards granted after January 1, 2005, we recognize compensation cost for retirement eligible employees over the greater of one year from the date of grant or the period from the date of grant to the employee’s retirement eligibility date (non-substantive vesting approach). Had we also applied the non-substantive vesting approach to awards granted prior to 2005, compensation expense would have been $50 and $96 lower and $59 higher for the years ended December 31, 2006, 2005 and 2004.

Performance Shares

Performance Shares are stock units that are convertible to common stock, on a one-to-one basis, contingent upon stock price performance. If, at any time up to five years after award, the stock price reaches and maintains for twenty consecutive days a price equal to stated price growth targets, a stated percentage (up to 125%) of the Performance Shares awarded are vested and convertible to common stock. The following table shows the cumulative vesting percentages based on the cumulative growth rate of the stock above the stock price at the grant date for performance shares awarded in 2002:

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

Performance Shares not converted to common stock expire five years after the date of the award. Awards may vest based on total shareholder return as follows:

•

For 2002 awards, up to 100% of the award may vest if our total shareholder return (stock price appreciation plus dividends) during the five-year period exceeds the average total shareholder return of the S&P 500 over the same period.

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

The following tables summarize information about Performance Shares activity:

December 31 2006
(Shares in thousands)	Shares
Number of Performance Shares:
Outstanding at beginning of year	24,859
Granted
Transferred
Dividend	172
Converted or deferred	(14,925)
Forfeited	(593)
Canceled or expired	(5,493)
Outstanding at end of year	4,020
Outstanding at end of year not contingent on future employment	1,578

The following table provides additional information regarding potentially convertible and converted or deferred Performance Shares.

(Shares in thousands)
Grant Date	Expiration Date	Weighted Average Grant Date Fair Value	Cumulative Vested at December 31	Shares Convertible at December 31,		Shares Converted or Deferred During		Total Market Value of Converted or Deferred Shares
			2006	2006	2005	2006	2005	2006	2005
2/25/2002	2/25/2007	$44.94	100%		5,625	5,642		$461
2/24/2003	2/24/2008	30.27	125%				5,688		$351
2/23/2004	2/23/2009	43.53	100%		5,991	6,003	4,855	496	322
2/28/2005	2/28/2010	33.05	45%	4,020	7,347	3,280		276

The above tables do not include the maximum number of shares contingently issuable under the Plans. Additional shares of 5,825,998 could be transferred in and converted or deferred if Performance Share vestings exceed 100%. Additionally, future deferred vestings that are eligible for the 25% matching contribution could result in the issuance of an additional 1,809,888 shares.

For years ended December 31, 2006, 2005 and 2004, we recorded $120, $124 and $57, respectively, of additional compensation expense to accelerate the amortization of compensation cost for those Performance Shares converted to common stock or deferred as stock or cash at the employees’ election.

As discussed above, Performance Shares granted in 2005 were measured on the date of grant using a Monte Carlo model. Additionally, we began to remeasure certain Performance Shares that have a cash settlement feature as liability awards beginning September 30, 2005. Liability awards vesting and transferred into deferred compensation plans totaled $98 and $9 for the years ended December 31, 2006 and 2005. The key assumptions used for valuing Performance Shares in 2006 and 2005 follow:

Grant Year	Measurement Date	Weighted Average Expected Volatility	Expected Dividend Yield	Risk Free Interest Rate	Stock Beta
2006 valuation assumptions
2002-2005	12/31/2006	21.5%	1.5%	4.62-4.83%	1.12
2005 valuation assumptions
2001-2005	12/31/2005	23.0%	1.6%	4.38-4.43%	0.98
2005	2/28/2005	27.8%	1.9%	4.00%	1.03

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

At December 31, 2006, there was $134 of unrecognized compensation cost related to the Performance Share plan which is expected to be recognized over a weighted average period of 1.3 years. In connection with Performance Shares that have not met the market conditions, we reclassified $288 from Additional paid-in capital to Other liabilities and recognized a cumulative adjustment to General and administrative expense of $88 during 2005. Additionally, effective December 31, 2005, we modified our deferred stock compensation plan to require all Performance Shares that were unvested and deferred as stock units to be settled in stock. We also gave participants in our deferred stock compensation plan a one-time opportunity to cancel their deferral election for unvested Performance Shares or to change their deferral election for unvested Performance Shares to a deferred interest account. As a result, we reclassified $213 from Other liabilities to Additional paid-in capital at December 31, 2005, for unvested Performance Shares deferred as stock units and for unvested Performance Shares no longer being deferred. These modifications resulted in no incremental compensation cost. For participants who had deferred unvested Performance Shares in stock units and cancelled or changed their deferral election effective December 31, 2005, we reversed $13 of previously recorded compensation expense related to the 25% matching contribution which was forfeited. 268 employees were affected by the modification.

Stock options

Options have been granted with an exercise price equal to the fair market value of our stock on the date of grant and expire ten years after the date of grant. For stock options issued prior to 2006, vesting is generally over a five-year service period with portions of a grant becoming exercisable at one year, three years and five years after the date of grant. In the event an employee has a termination of employment due to retirement, layoff, disability or death, the employee (or beneficiary) immediately vests in grants that have been outstanding for at least one year.

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

The following table summarizes the activity of stock options issued to directors, officers and other employees:

	December 31, 2006
(Shares in thousands)	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Number of shares under option:
Outstanding at beginning of year	16,358	$45.40
Granted	6,408	74.55
Exercised	(6,543)	46.58
Forfeited	(697)	67.64
Expired	(44)	48.70
Outstanding at end of year	15,482	56.22	5.87	$505
Exercisable at end of year	8,428	$46.58	3.48	$356

The total intrinsic value of options exercised was $216, $170 and $44 during the years ended December 31, 2006, 2005 and 2004, respectively. Cash received from options exercised for the years ended December 31, 2006, 2005 and 2004 was $294, $348 and $98 with a related tax benefit of $52, $59 and $13, respectively, derived from the compensation deductions resulting from these option exercises. Stock options granted during 2005 and 2004 were not material. At December 31, 2006, there was $97 of total unrecognized compensation cost related to the Stock Option plan which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of stock options vested during the year ended December 31, 2006 was $8.

The fair value of stock-based compensation awards granted prior to 2006 were estimated using a binomial option-pricing model and the 2006 awards granted were estimated using the Black- Scholes option-pricing model with the following assumptions:

Grant Year	Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted-Average Grant Date Fair Value
2006	2/27/06	6 years	29.5%	1.8%	4.64%	$23.00
2005	8/23/05	9 years	29%	1.5%	4.2%	25.01
2004	12/17/04	9 years	31%	1.1%	4.2%	18.60

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

Other stock unit awards

The total number of other stock unit awards that are convertible either to common stock or cash equivalents and are not contingent upon stock price were 1,871,559, 2,037,438 and 2,019,250 at December 31, 2006, 2005 and 2004, respectively.

Liability award payments relating to Boeing Stock Units totaled $57, $32 and $24 for the years ended December 31, 2006, 2005 and 2004, respectively.

ShareValue Trust

The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds our common stock, receives dividends and distributes to employees the appreciation in value above a 3% per annum threshold rate of return at the end of each period. The total compensation expense to be recognized over the life of the trust was determined using a binomial option-pricing model and was not affected by adoption of SFAS No.123R.

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

An initial investment value is established for each investment period based on the lesser of either (1) fair market value of the fund or (2) the prior ending balance of that fund. This amount is then compounded by the 3% per annum to determine the threshold amount that must be met for that investment period. At the end of the investment period, the value of the investment in excess of the threshold amount will result in a distribution to participants. A distribution is proportionally distributed in the ratio each participant’s number of months of participation which relates to the total number of months earned by all participants in the investment period. At December 31, 2006, the Trust held 30,903,026 shares of our common stock in the two funds.

Based on the average stock price of $82.285 as of June 30, 2006, the market value of fund 1 exceeded the threshold of $1,004 by $758. This excess was paid in Boeing common stock, except for partial shares and distributions to non-U.S. employees and beneficiaries of deceased participants, which were paid in cash. After employee withholding taxes of $265, which were recorded as a liability in the second quarter of 2006 and were paid in the third quarter of 2006, 5.6 million shares of common stock were distributed to participants during the third quarter of 2006. These distributions were recorded as a deduction to Additional paid-in capital. In addition, related employer payroll taxes of $59 were expensed in the second quarter of 2006.

If on June 30, 2008, the market value of fund 2 exceeds $1,028, the amount in excess of the threshold will be distributed to employees in shares of common stock. Similarly, if on June 30, 2010, the market value of fund 1 exceeds $1,130, the amount in excess of the threshold will be distributed to employees in shares of common stock. As of December 31, 2006 the market values of Fund 1 and 2 were $1,094 and $1,659.

The ShareValue Trust is accounted for as a contra-equity account and stated at market value. Market value adjustments are offset to additional paid-in capital. At December 31, 2006, there was $252 of total unrecognized compensation cost related to the ShareValue Trust which is expected to be recognized over a period of 3.5 years.

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

The 2009 payout assuming target performance would be approximately $132. The minimum amount is zero and the maximum amount we could be required to payout for the Performance Awards is $263. Compensation expense, based on the estimated performance payout, is recognized ratably over the performance period.

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

Total expense related to deferred stock compensation was $210, $149, and $26 in 2006, 2005, and 2004, respectively. Additionally, for employees who elected to defer their compensation in stock units prior to January 1, 2006, the Company matched 25% of the deferral with additional stock units. Upon retirement, the 25% match is settled in cash or stock; however, effective January 1, 2006 all matching contributions are settled in stock. As a result, we reclassified $102 from Other liabilities to Additional paid-in capital at December 31, 2005 related to the 25% matching contribution. This modification resulted in no incremental compensation. As of December 31, 2006 and 2005, the deferred compensation liability which is being marked to market was $1,505 and $1,348.

Note 17 – Shareholders’ Equity

The Company’s 2005 stock repurchase program was terminated by resolution of our Board of Directors on August 28, 2006 and replaced with a program approving the repurchase of $3 billion of additional common stock (the “2006 program”). Unless terminated earlier by resolution of our Board of Directors, the 2006 Program will expire when we have used all funds authorized for repurchase. At December 31, 2006 $2,374 in shares may still be purchased under the program.

As of December 31, 2006 and 2005, there were 1,200,000,000 common shared authorized. 20,000,000 shares of authorized preferred stock remain unissued.

Changes in Share Balances

The following table shows changes in each class of shares:

	Common Stock	Treasury Stock	ShareValue Trust
Balance January 1, 2004	1,011,870,159	170,388,053	41,203,694
Issued		(5,410,678)
Acquired		14,708,856	645,866
Payout			(2,867,355)
Balance December 31, 2004	1,011,870,159	179,686,231	38,982,205
Issued	391,000	(12,812,111)
Acquired		45,217,300	611,258
Payout
Balance December 31, 2005	1,012,261,159	212,091,420	39,593,463
Issued		(13,502,823)
Acquired		24,933,579	524,563
Payout			(9,215,000)
Balance December 31, 2006	1,012,261,159	223,522,176	30,903,026

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss were as follows:

	December 31, 2006	December 31, 2005
Foreign currency translation adjustments	$157	$84
Unrealized gains/(losses) on certain investments, net of reclassification adjustments	(3)	(14)
Unrealized gains/(losses) on derivative instruments, net of reclassification adjustments	18	32
Minimum pension liability adjustments		(1,880)
Pension and postretirement adjustments	(8,389)
Accumulated other comprehensive loss	$(8,217)	$(1,778)

Note 18 – Derivative Financial Instruments

Cash flow hedges

Our cash flow hedges include certain interest rate swaps, cross currency swaps, foreign currency forward contracts, foreign currency option contracts and commodity purchase contracts. Interest rate swap contracts under which we agree to pay fixed rates of interest are designated as cash flow hedges of variable-rate debt obligations. We use foreign currency forward contracts to manage currency risk associated with certain forecasted transactions, specifically sales and purchase commitments made in foreign currencies. Our foreign currency forward contracts hedge forecasted transactions principally occurring within five years in the future, with certain contracts hedging transactions up to 2021. We use commodity derivatives, such as fixed-price purchase commitments, to hedge against potentially unfavorable price changes for items used in production. These include commitments to purchase electricity at fixed prices through 2009.

For the years ended December 31, 2006, 2005, and 2004, gains/(losses) of $24, $3, and ($16), respectively, (net of tax) were reclassified to cost of products and services from Accumulated other comprehensive loss. In 2006, additional gains of $12 were reclassified from Accumulated other comprehensive loss to Other income, net, as a result of discontinuance of cash flow hedge designation based on the probability that the original forecasted transactions will not occur by the end of the originally specified time period. Such reclassifications were not significant for the years ended December 31, 2005 and 2004. Ineffectiveness for cash flow hedges was insignificant for the years ended December 31, 2006, 2005 and 2004.

At December 31, 2006 and 2005, net gains of $18 and $32 (net of tax) were recorded in Accumulated other comprehensive loss associated with our cash flow hedging transactions. Based on our current portfolio of cash flow hedges, we expect to reclassify to cost of products and services a gain of $21 (net of tax) during 2007.

Fair value hedges

Interest rate swaps under which we agree to pay variable rates of interest are designated as fair value hedges of fixed-rate debt. The net change in fair value of the derivatives and the hedged items is reported in Interest and debt expense. Ineffectiveness related to the interest rate swaps was insignificant for the years ended December 31, 2006, 2005 and 2004.

For the years ended December 31, 2006, 2005 and 2004, $8, $12, and $24 of gains related to the basis adjustment of certain terminated interest rate swaps and forward-starting interest rate swaps were amortized to earnings.

Derivative financial instruments not receiving hedge accounting treatment

We also hold certain non-hedging instruments, such as interest exchange agreements, interest rate swaps, warrants, and foreign currency forward contracts. The changes in fair value of these instruments are recorded in Other income, net. For the years ended December 31, 2006, 2005 and 2004, these non-hedging instruments resulted in net (loss)/gains of ($6), $11, and $19, respectively.

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

As of December 31, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,164	$4,155	$7
Indemnifications to ULA	1,664		7
Residual value guarantees	252	215	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	31	17
Performance guarantees	47	20

*	Amounts included in Accounts payable and other liabilities

As of December 31, 2005	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,067	$4,059
Residual value guarantees	352	288	$15
Credit guarantees related to the Sea Launch venture	490	294	196
Other credit guarantees	41	13	8
Performance guarantees	48	21	1

*	Amounts included in Accounts payable and other liabilities

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

Indemnifications to ULA

We agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $322 in pre-tax losses. We recorded a liability of $7 as our best estimate of the fair value of this indemnification. The term of the indemnification is indefinite.

We entered into an inventory supply agreement with ULA for the sale of $1,860 of Delta program inventories which were not contributed to the joint venture. The term of the inventory supply agreement extends to March 31, 2021. We have agreed to indemnify ULA in the event that these inventories are not recoverable from existing and future orders. We also agreed to indemnify ULA against potential losses that ULA may incur relating to the recoverability of $1,375 of inventories included in the contributed assets. The term of the inventory indemnification extends to December 31, 2020. Although we believe that the $1,375 of contributed inventories and the additional $1,860 of Boeing Delta inventories to be sold to ULA will be recoverable based on our assessment of the mission manifest, losses could occur if the manifest is reduced and the inventories are not recovered by ULA.

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

Other credit guarantees We have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. A substantial portion of these guarantees has been extended on behalf of original debtors or lessees with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 9 years.

Performance guarantees We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees, we would be required to make payments in the event a third-party fails to perform specified services. We have guarantees from the other venture partners, who are obligated to reimburse us for a portion of any guarantee payments we may make related to the performance guarantee. Current performance guarantees expire within the next 11 years.

Other indemnifications In conjunction with our sales of the EDD and Rocketdyne businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. As it is impossible to assess whether there will be damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Product warranties

We provide product warranties in conjunction with certain product sales. The majority of our warranties are issued by our Commercial Airplanes segment. Generally, aircraft sales are accompanied by a three- to four-year standard warranty for systems, accessories, equipment, parts and software manufactured by us or manufactured to certain standards under our authorization. These items are included in the programs’ estimate at completion (EAC). Additionally, on occasion we have made commitments beyond the standard warranty obligation to correct fleet wide major warranty issues of a particular model. These costs are expensed as incurred. These warranties cover factors such as non-conformance to specifications and defects in material and design. Warranties issued by our IDS segments principally relate to sales of military aircraft and weapons hardware. These sales are generally accompanied by a six to twelve-month warranty period and cover systems, accessories, equipment, parts and software manufactured by us to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated costs related to standard warranties are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2006 and 2005.

Product Warranty Liabilities*
Beginning balance-January 1, 2005	$781
Additions for new warranties	119
Reductions for payments made	(146)
Changes in estimates	27
Ending balance–December 31, 2005	781
Additions for new warranties	171
Reductions for payments made	(206)
Changes in estimates	15
Ending balance – December 31, 2006	$761

*	Amounts included in Accounts payable and other liabilities

Material variable interests in unconsolidated entities

Our investments in EETCs and other VIEs are included within the scope of Revised Interpretation No. 46 (FIN 46(R)), Consolidation of Variable Interest Entities. We have certain investments in EETCs which were acquired between 1999 and 2005. EETCs are trusts that passively hold investments in aircraft or pools of aircraft. The EETCs provide investors with collateral position in the related assets and tranched rights to cash flows from a financial instrument. Our investments in EETCs do not require consolidation under FIN 46(R). At December 31, 2006 our maximum exposure to economic loss from our EETCs is $152. At December 31, 2006, the EETC investments had total assets of $559 and total debt of $407. This debt is non-recourse to us. During 2006, we recorded income of $9 and received cash of $18 related to these investments.

Industrial Revenue Bonds

Industrial Revenue Bonds (IRBs) issued by the City of Wichita are used to finance the purchase and/or construction of real and personal property at our Wichita site. Tax benefits associated with IRBs include a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. We record the property on our Consolidated Statements of Financial Position, along with a capital lease obligation to repay the proceeds of the IRB. We have also purchased the IRBs and therefore are the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds.

We have a similar arrangement with the Development Authority of Fulton County, Georgia where we are both borrower and bondholder. Tax benefits associated with these IRBs are the provision of a ten-year partial property tax abatement.

The capital lease obligation and IRB asset are recorded net in the Consolidated Statements of Financial Position pursuant to FIN 39, Offsetting of Amounts Related to Certain Contracts. As of December 31, 2006 and 2005, the assets and liabilities associated with the City of Wichita IRBs were $1,419 and $1,416, and the amounts associated with the Fulton County IRBs were $16 and $17.

Note 20 – Significant Group Concentrations of Risk

Credit risk

Financial instruments involving potential credit risk are predominantly with commercial aircraft customers and the U.S. Government. Of the $14,175 in Accounts receivable and Customer financing included in the Consolidated Statements of Financial Position as of December 31, 2006, $8,562 related to commercial aircraft customers ($358 of Accounts receivable and $8,204 of Customer financing) and $2,832 related to the U.S. Government. Of the $8,204 of aircraft customer financing, $7,712 related to customers we believe have less than investment-grade credit. AirTran Airways, AMR, United Airlines and Midwest Airlines Inc. were associated with 19%, 14% 9% and 8%, respectively, of our aircraft financing portfolio. Financing for aircraft is collateralized by security in the related asset. As of December 31, 2006, there was $10,164 of financing commitments related to aircraft on order including options described in Note 23, of which $8,356 related to customers we believe have less than investment-grade credit.

Other risk

As of December 31, 2006, approximately 37% of our employees were represented by collective bargaining agreements and approximately 4% of employees were represented by agreements expiring during 2007.

Note 21 – Disclosures about Fair Value of Financial Instruments

The estimated fair value of our Investments and Notes receivable balances at December 31, 2006 and 2005 approximate their carrying value.

As of December 31, 2006, the carrying amounts of Accounts receivable and Accounts payable were $5,285 and $5,643, and the related fair values, based on current market rates for loans of the same risk and maturities, were estimated at $4,876 and $5,356. The estimated fair values of our Accounts receivable and Accounts payable balances at December 31, 2005 approximate their carrying value. The estimated fair value of our Other liabilities balance at December 31, 2006 and 2005 approximates its carrying value.

As of December 31, 2006 and 2005, the carrying amount of debt, net of capital leases, was $9,395 and $10,516 and the fair value of debt, based on current market rates for debt of the same risk and maturities, was estimated at $10,297 and $11,643. Our debt is generally not callable until maturity.

With regard to financial instruments with off-balance sheet risk, it is not practicable to estimate the fair value of future financing commitments because there is not a market for such future commitments. Residual value and credit guarantees are estimated to have a fair value of $113 and $148 at December 31, 2006 and 2005. Contingent repurchase commitments are estimated to have a fair value of $91 and $80 at December 31, 2006 and 2005.

Note 22 – Legal Proceedings

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Many potentially significant legal proceedings are related to matters covered by our insurance. Potential material contingencies are discussed below.

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the Government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of December 31, 2006, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. Government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,270). In that event, our loss would total approximately $1,585 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,056, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of December 31, 2006. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. Government.

Global Settlement of the Evolved Expendable Launch Vehicle (EELV) and Druyun Matters

On June 30, 2006, we entered into a global settlement through two separate agreements disposing of potential criminal charges and civil claims with the Civil Division of the U.S. Justice Department and U.S. Attorneys in Los Angeles, CA and Alexandria, VA relating to two separate procurement integrity incidents. The first incident in 1999, involved possession by four Boeing employees of Lockheed Martin competitor information related to the EELV program. The second incident related to conflict of interest charges in hiring former government official Darleen Druyun. In the agreement with the U.S. Attorneys in Los Angeles and Alexandria we agreed to pay a $50 penalty, committed to maintaining our strengthened ethics and compliance program for the two-year term of the agreement (through June

2008) and agreed to provide both U.S. Attorney offices with certain compliance reports. Concurrent with entering into the U.S. Attorney agreement, we entered into a Civil Agreement with the Civil Division of the U.S. Department of Justice under which we agreed to pay $565 in settlement of all potential civil claims. We are also subject to an Administrative Agreement with the U.S. Air Force through March 2008 which requires certain compliance activities and reports.

As a result of the global settlement, we have recorded an additional expense of $571, which represents the cumulative payment of $615 under the two separate agreements, net of $44 previously accrued in connection with program and contracts issues relating to the EELV investigation.

One additional proceeding that relates to the subject matter of the global settlement is Lockheed’s June 2003 lawsuit against us in the U.S. District Court for the Middle District of Florida based upon the EELV incident wherein Lockheed sought injunctive relief, compensatory damages in excess of $2,000, and treble damages and punitive damages, and we filed counterclaims against Lockheed similarly seeking compensatory and punitive damages. Proceedings in that lawsuit had been stayed at the request of the parties pending closure of United Launch Alliance. On December 13, 2006, the court, upon a motion from the parties, ordered a dismissal with prejudice of all claims and counterclaims.

Employment and benefits litigation

We are a defendant in three employment discrimination class actions. In the Williams class action, which was filed on June 8, 1998 in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed January 25, 2005 in the U.S. Northern District of Illinois (a spin-off from Williams alleging race discrimination), plaintiffs dropped their promotions claim on June 6, 2006 and put their compensation claims on hold pending the outcome of the Williams appeal. In the Anderson class action, which was filed March 22, 2002 in the U.S. District Court for the Northern District of Oklahoma (alleging gender discrimination), the class claims were dismissed on October 18, 2006, and no appeal was taken.

In addition, on March 2, 2006, we were served with a complaint filed in the U. S. District Court for the District of Kansas, alleging that hiring decisions made by Spirit Aerospace near the time of Boeing’s sale of the Wichita facility were tainted by age discrimination. The case is brought as a class action on behalf of individuals not hired by Spirit. Pursuant to an indemnity provision in the Asset Purchase Agreement, Spirit has agreed to defend and indemnify us.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, Boeing filed a lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that the Company has the legal right to make changes to these medical benefits. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

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

BSSI/ICO litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, and other claims, and seeking recovery of all amounts paid to BSSI under the contracts, which are alleged to be approximately $2,000; ICO added Boeing to the suit as a defendant approximately one year later. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. Trial has been set for September 2007. We believe that ICO’s claims lack merit and intend to aggressively pursue our claims.

BSSI/Thuraya litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (Thuraya) requested arbitration before the International Chamber of Commerce (ICC) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies. The claimants seek approximately $199 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit and intend to vigorously litigate the coverage issue.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada and its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence, and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. On December 1, 2006, we filed an action in the Ontario Superior Court of Justice, Ottawa, Canada, to enjoin the arbitration. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers seek to recover in excess of $215 from BSSI. We believe the insurers’ claims lack merit and intend to vigorously defend against them.

Note 23 – Other Commitments and Contingencies

As of December 31, 2006 and 2005 we had $86,254 and $58,532 of production related purchase obligations not recorded on the Consolidated Statement of Financial Position. Such obligations include agreements for production goods, tooling costs, electricity and natural gas contracts, property, plant and equipment, inventory procurement contracts, and other miscellaneous production related obligations. As of December 31, 2006, the amounts of production related purchase obligations for each of the next five years were as follows: $34,926 in 2007, $20,988 in 2008, $14,088 in 2009, $7,817 in 2010, and $4,123 in 2011.

Financing commitments related to aircraft on order, including options, totaled $10,164 and $13,496 as of December 31, 2006 and 2005. We anticipate that not all of these commitments will be utilized and that we will be able to arrange for third-party investors to assume a portion of the remaining commitments, if necessary.

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we have entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,162 and $1,395 as of December 31, 2006 and 2005. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $19 and $72 as of December 31, 2006 and 2005. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $19 and $50 as of December 31, 2006 and 2005. Probable losses of $22 have been charged to Cost of products and were included in Accounts payable and other liabilities as of December 31, 2005. These trade-in commitment agreements have expiration dates from 2008 through 2015.

As of December 31, 2006 and 2005, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $323 and $371. These lease commitments extend through 2020. As of December 31, 2006, the future lease commitments on aircraft for each of the next five years were as follows: $44 in 2007, $47 in 2008, $25 in 2009, $20 in 2010, and $18 in 2011. Our intent is to recover these lease commitments through sublease arrangements. As of December 31, 2006 and 2005, Accounts payable and other liabilities included $65 and $76 attributable to adverse commitments under these lease arrangements.

We and Lockheed have agreed to make available to ULA a line of credit in the amount of up to $200 each as may be necessary from time to time to support ULA’s Expendable Launch Vehicle business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of December 31, 2006.

McDonnell Douglas Corporation insured its executives with Company Owned Life Insurance (COLI), which are life insurance policies with a cash surrender value. Although we do not use COLI currently, these obligations from the merger with McDonnell Douglas are still a commitment at this time. We have loans in place to cover costs paid or incurred to carry the underlying life insurance policies. As of December 31, 2006 and 2005, the cash surrender value was $288 and $259 and the total loans were $279 and $252. As we have the right to offset the loans against the cash surrender value of the policies, we present the net asset in Other assets on the Consolidated Statements of Financial Position as of December 31, 2006 and 2005.

The costs incurred and expected to be incurred in connection with environmental remediation activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 1% of historical annual revenues. Although not considered probable or reasonably estimable at this time, it is reasonably possible that we may incur additional remediation charges because of regulatory complexities and the risk of unidentified contamination. Although not considered probable, should we incur remediation charges at the high level of the range of potential exposure, the additional charges would be less than 2% of historical annual revenues.

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, we are involved in a loss sharing arrangement for losses that may exist at the end of the initial financing terms of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. The maximum exposure to loss associated with the loss sharing arrangement is $218. As of December 31, 2006 and 2005, the accrued liability under the loss sharing arrangement was $78 and $81.

Due to lack of demand for the 717 and 757 airplanes, we have concluded production of these airplanes. The last 717 and 757 airplanes were delivered in the second quarter of 2006 and 2005 respectively. The following table summarizes the termination liability remaining in Accounts payable and other liabilities.

Termination liability	December 31, 2005	Payments	Change in estimate	Other*	December 31, 2006
Supplier termination	$239	$(190)	$(4)		$45
Production disruption and shutdown related	3				3
Pension/postretirement related	43		4	$(47)
Severance	19	(11)	1		9
Total	$304	$(201)	$1	$(47)	$57

*	Represents transfer to prepaid pension expense

The above liability was determined based on available information and we make revisions to our estimates accordingly as new information becomes available.

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200. We believe the NSS-8 loss was the result of an insured event and have so notified our insurance carriers.

As of December 31, 2006 we have delivered 159 of the 190 C-17s ordered by the USAF, with final deliveries scheduled for 2009. Despite pending orders, which would extend deliveries of the C-17 to mid-2009, it is reasonably possible that we will decide in 2007 to suspend work on long-lead items from suppliers and/or to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a production shut-down, including any recovery that would be available from the government.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,368 as of December 31, 2006 and approximately $3,957 at December 31, 2005.

Note 24 – Segment Information

We operate in five principal segments: Commercial Airplanes; Precision Engagement and Mobility Systems, Network and Space Systems, and Support Systems, collectively IDS; and BCC. All other activities fall within the Other segment, principally made up of Engineering, Operations and Technology (formerly, Boeing Technology), Connexion by BoeingSM and our Shared Services Group. On August 17, 2006, we announced that we would exit the Connexion by BoeingSM high speed broadband communications business having completed a detailed business and market analysis. See Note 9. Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 50 for Summary of Business Segment Data, which is an integral part of this note.

Our Commercial Airplanes operation principally involves development, production and marketing of commercial jet aircraft and providing related support services, principally to the commercial airline industry worldwide.

Our IDS operations principally involve research, development, production, modification and support of the following products and related systems: military aircraft, both land-based and aircraft-carrier-based, including fighter, transport and attack aircraft with wide mission capability, and vertical/short takeoff and landing capability; helicopters and missiles, space systems, missile defense systems, satellites and satellite launching vehicles, and information and battle management systems. Although some IDS products are contracted in the commercial environment, the primary customer is the U.S. Government.

In 2006 we realigned IDS into three capabilities-driven businesses: Precision Engagement and Mobility Systems, Network and Space Systems, and Support Systems. As part of the realignment, certain advanced systems and research and development activities previously included in the Other segment transferred to the new IDS segments. Business segment data for all periods presented has been adjusted to reflect the new segments.

Precision Engagement and Mobility Systems:

Programs in this segment include AH-64 Apache, CH-47 Chinook, C-17, EA-18G, F/A-18E/F, F-15, F-22A, Joint Direct Attack Munition, P-8A Poseidon, formerly Multi-mission Maritime Aircraft, Small Diameter Bomb, V-22 Osprey, 737 AEW&C, and 767 Tanker.

Network and Space Systems:

Programs in this segment include Future Combat Systems, Joint Tactical Radio System, and Family of Beyond Line-of-Sight Terminals, which are helping our military customers transform their operations to be network-centric; launch exploration and satellite products and services including the Space Shuttle, International Space Station, and Delta launch services; and missile defense programs including Ground-based Midcourse Defense and Airborne Laser. Also included are military satellite programs and Proprietary programs.

Support Systems:

Program areas in this segment include Integrated Logistics (AH-64 Apache, C-17, CH-47 Chinook, E-6, F/A-18), Maintenance, Modifications and Upgrades (B-52, C-130 Avionics Modernization Program, KC-10, KC-135, T-38), and Training Systems and Services (AH-64 Apache, C-17, F/A-18, F-15, T-45).

Our BCC segment is primarily engaged in supporting our major operating units by facilitating, arranging, structuring and providing selective financing solutions to our customers and managing our overall financial exposures.

Engineering, Operations and Technology is an advanced research and development organization focused on innovative technologies, improved processes and the creation of new products. Financing activities other than BCC, consisting principally of four C-17 transport aircraft under lease to the UKRAF, are included within the Other segment classification.

While our principal operations are in the United States, Canada, and Australia, some key suppliers and subcontractors are located in Europe and Japan. Revenues by geographic area consisted of the following:

Year ended December 31,	2006	2005	2004
Asia, other than China	$10,663	$5,554	$6,068
China	2,659	3,154	1,720
Europe	5,445	3,312	4,204
Oceania	1,206	1,283	932
Africa	967	961	604
Canada	660	748	582
Latin America, Caribbean and other	1,431	629	680
	23,031	15,641	14,790
United States	38,499	37,980	36,610
Total revenues	$61,530	$53,621	$51,400

Commercial Airplanes segment revenues were approximately 73%, 76%, and 75% of total revenues in Europe and approximately 78%, 77% and 90% of total revenues in Asia, excluding China, for 2006, 2005 and 2004, respectively. IDS revenues were approximately 22%, 20% and 21% of total revenues in Europe and approximately 21%, 22% and 8% of total revenues in Asia, excluding China, for 2006, 2005 and 2004 respectively. Exclusive of these amounts, IDS revenues were principally to the U.S. Government and represented 46%, 51% and 56% of consolidated revenues for 2006, 2005 and 2004. Approximately 10% of operating assets are located outside the United States.

The information in the following tables is derived directly from the segments’ internal financial reporting used for corporate management purposes.

Research and development expense

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$2,390	$1,302	$941
Integrated Defense Systems:
Precision Engagement and Mobility Systems	404	440	420
Network and Space Systems	301	334	357
Support Systems	86	81	57
Total Integrated Defense Systems	791	855	834
Other	76	48	104
	$3,257	$2,205	$1,879

Depreciation and amortization

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$263	$396	$460
Integrated Defense Systems:
Precision Engagement and Mobility Systems	141	161	145
Network and Space Systems	231	283	277
Support Systems	38	24	23
Total Integrated Defense Systems	410	468	445
Boeing Capital Corporation	247	257	226
Other	60	40	51
Unallocated	579	365	342
	$1,559	$1,526	$1,524

We recorded earnings from operations associated with our equity method investments of $50, $0, and $8 in our Commercial Airplanes segment and $96, $88, and $85 primarily in our N&SS segment for the years ended December 31, 2006, 2005 and 2004, respectively.

For segment reporting purposes, we record Commercial Airplanes segment revenues and cost of sales for airplanes transferred to other segments. Such transfers may include airplanes accounted for as operating leases and considered transferred to the BCC segment and airplanes transferred to the IDS segment for further modification prior to delivery to the customer. The revenues and cost of sales for these transfers are eliminated in the Accounting differences/eliminations caption. In the event an airplane accounted for as an operating lease is subsequently sold, the ‘Accounting differences/eliminations’ caption would reflect the recognition of revenue and cost of sales on the consolidated financial statements. For segment reporting purposes, we record IDS revenues and cost of sales for the modification performed on airplanes received from Commercial Airplanes when the airplane is delivered to the customer or at the attainment of performance milestones.

Intersegment revenues, eliminated in Accounting differences/eliminations are shown in the following table.

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$826	$640	$638
Boeing Capital Corporation	131	57	33
Other	5	3	9
Total	$962	$700	$680

Unallocated expense

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

Year ended December 31,	2006	2005	2004
Share-based plans expense	$(680)	$(999)	$(627)
Deferred compensation expense	(211)	(186)	(54)
Pension	(369)	(846)	27
Post-retirement	(103)	(5)	(285)
Capitalized interest	(48)	(47)	(48)
Other	(322)	(324)	(324)
Total	$(1,733)	$(2,407)	$(1,311)

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

Segment assets, liabilities, capital expenditures and backlog are summarized in the tables below.

Assets

As of December 31,	2006	2005	2004
Commercial Airplanes	$10,296	$7,145	$7,343
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,769	4,759	3,880
Network and Space Systems	7,206	8,953	8,888
Support Systems	2,696	1,875	1,482
Total Integrated Defense Systems	14,671	15,587	14,250
Boeing Capital Corporation	7,987	9,216	9,678
Other	6,923	6,501	7,250
Unallocated	11,917	21,547	17,703
	$51,794	$59,996	$56,224

Liabilities

As of December 31,	2006	2005	2004
Commercial Airplanes	$13,109	$10,979	$6,932
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,879	3,888	3,577
Network and Space Systems	1,571	2,992	3,227
Support Systems	1,359	1,013	883
Total Integrated Defense Systems	6,809	7,893	7,687
Boeing Capital Corporation	6,082	6,859	7,509
Other	368	385	761
Unallocated	20,687	22,821	22,049
	$47,055	$48,937	$44,938

Capital expenditures

Year ended December 31,	2006	2005	2004
Commercial Airplanes	$838	$622	$374
Integrated Defense Systems:
Precision Engagement and Mobility Systems	201	237	176
Network and Space Systems	70	174	230
Support Systems	38	30	31
Total Integrated Defense Systems	309	441	437
Boeing Capital Corporation
Other	58	65	68
Unallocated	476	419	367
	$1,681	$1,547	$1,246

Contractual backlog (unaudited)

As of December 31,	2006	2005	2004
Commercial Airplanes	$174,276	$124,132	$65,482
Integrated Defense Systems:
Precision Engagement and Mobility Systems	24,988	21,815	21,539
Network and Space Systems	8,001	6,324	10,923
Support Systems	9,302	8,366	6,834
Total Integrated Defense Systems	42,291	36,505	39,296
	$216,567	$160,637	$104,778

Quarterly Financial Data (Unaudited)

	2006				2005
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Revenues	$17,541	$14,739	$14,986	$14,264	$13,898	$12,355	$14,687	$12,681
Earnings/(loss) from continuing operations	1,152	951	(48)	959	544	763	818	687
Net earnings/(loss) from continuing operations	980	694	(160)	692	464	1,013	571	514
Cumulative effect of accounting change					(4)			21
Net gain/(loss) from discontinued operations	9					(2)	(5)
Net earnings/(loss)	989	694	(160)	692	460	1,011	566	535
Basic earnings/(loss) per share from continuing operations	1.29	0.90	(0.21)	0.90	0.61	1.28	0.72	0.65
Basic earnings/(loss) per share	1.30	0.90	(0.21)	0.90	0.60	1.28	0.72	0.67
Diluted earnings/(loss) per share from continuing operations	1.28	0.89	(0.21)	0.88	0.59	1.26	0.70	0.64
Diluted earnings/(loss) per share	1.29	0.89	(0.21)	0.88	0.58	1.26	0.70	0.66
Cash dividends paid per share	0.30	0.30	0.30	0.30	0.25	0.25	0.25	0.25
Market price:
High	92.05	84.06	89.58	79.50	72.40	68.38	66.85	58.94
Low	77.77	72.13	76.40	65.90	63.70	62.01	56.22	49.52
Quarter end	88.84	78.85	81.91	77.93	70.24	67.95	66.00	58.46

During the second and fourth quarters of 2006, we recorded charges of $496 and $274 on our international Airborne Early Warning and Control program in our PE&MS segment. During the third and fourth quarters of 2006, we recorded charges of $280 and $40 due to exiting the Connexion by Boeing business. During the second quarter of 2006, we recorded a charge of $571 as part of the global settlement with the U.S. Department of Justice.

During the fourth quarter of 2005 we recognized a net loss of $200 comprised of a $228 pension curtailment/settlement loss and other post retirement benefit curtailment gain of $28 as a result of our sale of our Rocketdyne business. During the third quarter of 2005, we recognized a net loss of $184 comprised of a $250 loss on pension curtailment/settlement and other postretirement benefit curtailment gain of $66 relating to the Wichita, Tulsa and McAlester sale. We also completed the sale of our Rocketdyne business to United Technologies and recorded a net-pretax gain of $578. We also received a tax refund of $537, which resulted in an increase to net income of $406. During the second quarter of 2005, we had a pre-tax, primarily non-cash, charge of $103 resulting from Commercial Airplanes’ sale of its Wichita, Tulsa and McAlester operations to Spirit for approximately $900 cash. During the first quarter of 2005, we recorded a $25 gain and in addition recorded a pre-tax loss of $68 in Accounting differences/eliminations for net pension and other post retirement benefit curtailments and settlements after completing the stock sale of Electron Dynamic Devices Inc. (EDD) to L-3 Communications.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited the accompanying consolidated statements of financial position of The Boeing Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Boeing Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which changed its method of accounting for pension and postretirement benefits as of December 31, 2006. In addition, as discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for concessions received from vendors and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 15, 2007

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

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)	Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Boeing Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 15, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s changes in accounting for pension and postretirement benefits and concessions received from vendors.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 15, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by Item 401 of Regulation S-K will be included under the caption “Election of Directors” in the 2007 Proxy Statement, and that information is incorporated by reference herein. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

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

A listing of our executive officers as of February 1, 2007 is included in Part I, and that information is incorporated by reference herein.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the section entitled “Board Membership and Director Independence” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

Item 11. Executive Compensation

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation of Executive Officers” and “Director Compensation” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

The information required by Item 407(e)(4) and (e)(5) of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included under the captions “Security Ownership of Directors and Executive Officers” and “Security Ownership of More Than 5% Shareholders” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

We currently maintain two equity compensation plans that provide for the issuance of common stock to officers and other employees, directors and consultants. Each of these compensation plans was approved by our shareholders. The following table sets forth information regarding outstanding options and shares available for future issuance under these plans as of December 31, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Equity compensation plans approved by shareholders
Stock options	15,481,573	$56.22
Performance shares[1]	4,020,420
Deferred compensation	6,885,348
Other stock units	1,871,559
Equity compensation plans not approved by shareholders	None	None	None
Total[2]	28,258,900	$56.22	38,164,371

1Excludes additional shares of 5,825,998 which could be transferred in and converted or deferred if Performance share vestings exceed 100% and additional shares of 1,809,888 which could be issued for future deferred vestings that are eligible for the 25% matching contribution.

2Excludes the potential performance awards which the Compensation Committee has the discretion to pay in cash, stock or a combination of both after the three-year performance period in 2009.

For further information, refer to Note 16 to the consolidated financial statements of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 of Regulation S-K will be included under the caption “Transactions with Related Persons” in the 2007 Proxy Statement, and the information is incorporated by reference herein.

The information required by Item 407(a) of Regulation S-K will be included under the caption “Board Membership and Director Independence” in the 2007 Proxy Statement, and the information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be included under the caption “Independent Auditors Fees Report” in the 2007 Proxy Statement, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

1.	Financial Statements

Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.

2.	Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	118

The auditors’ report with respect to the above-listed financial statement schedule appears on page 108 of this report. All other financial statements and schedules not listed are omitted either because they are not applicable, not required, or the required information is included in the consolidated financial statements.

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

(3)	Articles of Incorporation and By-Laws.

(i)	Amended and Restated Certificate of Incorporation of The Boeing Company dated May 5, 2006. (Exhibit 3 (i) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

(ii)	By-Laws, as amended and restated on June 26, 2006. (Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated June 26, 2006).

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

(i)

Indenture, dated as of August 15, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Exhibit (4) to the Company’s Current Report on Form 8-K (File No. 1-442) dated August 27, 1991.)

(10)	Material Contracts.

•	The Boeing Company Bank Credit Agreements.

(i)

U.S. $1.0 Billion 364-Day Credit Agreement dated as of November 17, 2006, among The Boeing Company, the Lenders named therein, JPMorgan Chase Bank, as syndication agent, Citigroup Global Markets Inc. and J.P. Morgan Securities, Inc., as joint lead arrangers and joint book managers, and Citibank, N.A. as administrative agent for such Lenders.

(ii)	U.S. $2.0 Billion Five-Year Credit Agreement dated as of November 17, 2006, among The Boeing Company, the Lenders named therein, JPMorgan Chase

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

(v)

Agreement and Plan of Merger, dated April 30, 2006, by and among The Boeing Company, Boeing-Avenger, Inc., a direct wholly-owned subsidiary of Boeing, and Aviall, Inc. (Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 4, 2006.)

(vi)	Delta Inventory Supply Agreement, dated as of December 1, 2006 by and between United Launch Alliance L.L.C. and The Boeing Company.

•	Management Contracts and Compensatory Plans

(v)	1988 Stock Option Plan.

(a)	Plan, as amended on December 14, 1992. (Exhibit (10)(vii)(a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (herein referred to as “1992 Form 10-K”).)

(b)	Form of Notice of Terms of Stock Option Grant. (Exhibit (10)(vii)(b) of the 1992 Form 10-K.)

(vi)	1992 Stock Option Plan for Nonemployee Directors.

(a)	Plan. (Exhibit (19) of the Company’s Form 10-Q for the quarter ended March 31, 1992.)

(b)	Form of Stock Option Agreement. (Exhibit (10)(viii)(b) of the 1992 Form 10-K.)

(vii)	Supplemental Benefit Plan for Employees of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(v) to the Company’s 2003 Form 10-K.)

(viii)	Supplemental Retirement Plan for Executives of The Boeing Company, as amended on March 22, 2003. (Exhibit (10)(vi) to the Company’s 2003 Form 10-K.)

(ix)	Deferred Compensation Plan for Employees of The Boeing Company, as amended and restated on November 4, 2005. (Exhibit (99.1 to the Company’s Current Report on Form 8-K) dated November 10, 2005.)

(x)

Deferred Compensation Plan for Directors of The Boeing Company, as amended on August 29, 2000. (Exhibit (10)(i) (Management Contracts) to the Company’s Form 10-Q for the quarter ended September 30, 2000.)

(xi)	1993 Incentive Stock Plan for Employees.

(a)	Plan, as amended on December 13, 1993. (Exhibit (10)(ix)(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 (herein referred to as “1993 Form 10-K”).)

(b)	Form of Notice of Stock Option Grant.

(i)	Regular Annual Grant. (Exhibit (10)(ix)(b)(i) to the 1993 Form 10–K.)

(ii)	Supplemental Grant. (Exhibit (10)(ix)(b)(ii) to the 1993 Form 10–K.)

(xii)	Incentive Compensation Plan for Officers and Employees of the Company and Subsidiaries, as amended on April 28, 1997. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended March 31, 1997.)

(xiii)	1997 Incentive Stock Plan, as amended on May 1, 2000. (Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (File No. 333-41920), filed July 21, 2000.)

(xiv)	Executive Employment Agreement with W. James McNerney, Jr. dated June 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated July 6, 2005.)

(xv)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(ii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvi)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iii) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xvii)	Restricted Stock Award Agreement between The Boeing Company and W. James McNerney, Jr., dated July 1, 2005. (Exhibit (10)(iv) to the Company’s Form 10-Q for the quarter ended June 30, 2005.)

(xviii)	Restricted Stock Unit Grant Notice of terms, effective August 29, 2005. (Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 001-00442) dated September 2, 2005.)

(xix)	Compensation for Directors of The Boeing Company. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended September 30, 2006 (File No. 001-00442) dated October 25, 2006.)

(xx)

2006 Compensation for Named Executive Officers. (The Company’s Current Report on Form 8-K, File No. 001-00442, dated March 3, 2006). (Form of Performance Award. Form of Non-Qualified Stock Option Grant Notice.)

(xxi)	The McDonnell Douglas 1994 Performance and Equity Incentive Plan. (Exhibit 99.1 of Registration Statement No. 333-32567 on Form S-8 filed on July 31, 1997.)

(xxii)	The Boeing Company ShareValue Program, as amended on September 7, 2004. (Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.)

(xxiii)

Stock Purchase and Restriction Agreement dated as of July 1, 1996, between The Boeing Company and Wachovia Bank of North Carolina, N.A. as Trustee, under the ShareValue Trust Agreement dated as of July 1, 1996. (Exhibit 10.20 to the Form S-4.)

(xxiv)	2004 Variable Compensation Plan (formerly the 1999 Bonus and Retention Award Plan) (Exhibit 10.1 to the Company’s Current Report in Form 8-K (File No. 001-0042) dated December 16, 2004.)

(xxv)	Restricted Stock Unit Grant Agreement with James F. Albaugh, dated December 7, 1999. (Exhibit (10)(xix) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

(xxvi)	The Boeing Company Executive Layoff Benefits Plan as amended and restated effective April 1, 2001. (Exhibit (10)(i) to the Company’s Form 10-Q for the quarter ended June 30, 2001.)

(xxvii)	The Boeing Company 2003 Incentive Stock Plan as Amended and Restated Effective February 27, 2006. (Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-00442 dated May 1, 2006.)

(xxviii)	Supplemental Executive Retirement Plan for Employees of the Boeing Company, as amended and restated on June 30, 2003. (Exhibit (10)(xxi) to the Company’s 2003 Form 10-K.)

(xxix)	The Boeing Company Elected Officer Annual Incentive Plan. (Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-00442) dated May 1, 2006.)

(xxx)	Supplemental Pension Agreement between The Boeing Company and J. Michael Luttig dated January 25, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics

(i)	The Boeing Company Code of Ethical Business Conduct for Member of the Board of Directors (www.boeing.com/corp_gov).

(ii)	The Boeing Company Code of Conduct for Finance Employees (www.boeing.com/corp_gov).

(iii)	The Boeing Company Code of Conduct (www.boeing.com/corp_gov).

(21)	List of Company Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm in connection with filings on Form S-8 and on Form S-3 under the Securities Act of 1933.

(31)	Section 302 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32)	Section 906 Certifications.

(i)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(ii)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(99)	Additional Exhibits

(i)	Commercial Program Method of Accounting. (Exhibit (99)(i) to the 1997 Form 10-K.)

(ii)	Post-Merger Combined Statements of Operations and Financial Position. (Exhibit (99)(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

THE BOEING COMPANY

(Registrant)

By:	/s/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Chairman, President and Chief Executive Officer	By:	/s/ JAMES A. BELL James A. Bell – Executive Vice President and Chief Financial Officer

By:	/s/ HARRY S. MCGEE III Harry S. McGee III – Vice President Finance and Corporate Controller

Date: February 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ JOHN H. BIGGS John H. Biggs – Director	John F. McDonnell – Director

/s/ JOHN E. BRYSON John E. Bryson – Director	/s/ W. JAMES MCNERNEY, JR. W. James McNerney, Jr. – Director

/s/ LINDA Z. COOK Linda Z. Cook – Director	/s/ RICHARD D. NANULA Richard D. Nanula – Director

/s/ WILLIAM M. DALEY William M. Daley – Director	/s/ ROZANNE L. RIDGWAY Rozanne L. Ridgway – Director

/s/ KENNETH M. DUBERSTEIN Kenneth M. Duberstein – Director	/s/ MIKE S. ZAFIROVSKI Mike S. Zafirovski – Director

SCHEDULE II - Valuation and Qualifying Accounts

The Boeing Company and Subsidiaries

Allowance for Customer Financing and Other Assets

(Deducted from assets to which they apply)

(Dollars in millions)

Customer Financing	2006	2005	2004
Balance at January 1	$274	$403	$404
Charged to costs and expenses	32	73	45
Deductions from reserves (accounts charged off)	(52)	(202)	(46)

Balance at December 31	$254	$274	$403

Other Assets	2006	2005	2004
Balance at January 1	$536	$478	$416
Charged to costs and expenses	62	58	62
Deductions from reserves (accounts charged off)

Balance at December 31	$598	$536	$478