Form 10-Q
period 2007-03-31
BOEING CO
filed 2007-04-25
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 20, 2007, there were 787,401,469 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Three months ended March 31
	2007	2006
Sales of products	$13,229	$12,202
Sales of services	2,136	2,062

Total revenues	15,365	14,264

Cost of products	(10,431)	(9,618)
Cost of services	(1,756)	(1,786)
Boeing Capital Corporation interest expense	(79)	(90)

Total costs and expenses	(12,266)	(11,494)

	3,099	2,770
Income from operating investments, net	39	20
General and administrative expense	(828)	(1,081)
Research and development expense	(999)	(748)
Loss on dispositions/business shutdown, net	(2)	(2)

Earnings from operations	1,309	959
Other income, net	91	86
Interest and debt expense	(46)	(69)

Earnings before income taxes	1,354	976
Income tax expense	(481)	(284)

Net earnings from continuing operations	873	692
Net gain on disposal of discontinued operations, net of taxes of $3	4

Net earnings	$877	$692

Basic earnings per share from continuing operations	$1.14	$0.90
Net gain on disposal of discontinued operations, net of taxes	0.01

Basic earnings per share	$1.15	$0.90

Diluted earnings per share from continuing operations	$1.12	$0.88
Net gain on disposal of discontinued operations, net of taxes	0.01

Diluted earnings per share	$1.13	$0.88

Cash dividends paid per share	$0.35	$0.30

Weighted average diluted shares (millions)	777.4	791.8

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	March 31 2007	December 31 2006
Assets

Cash and cash equivalents	$4,836	$6,118
Short-term investments	441	268
Accounts receivable, net	5,505	5,285
Current portion of customer financing, net	460	370
Deferred income taxes	2,868	2,837
Inventories, net of advances and progress billings	8,400	8,105

Total current assets	22,510	22,983
Customer financing, net	8,255	8,520
Property, plant and equipment, net of accumulated depreciation of $11,708 and $11,635	7,837	7,675
Goodwill	3,091	3,047
Other acquired intangibles, net	1,720	1,698
Deferred income taxes	980	1,051
Investments	4,021	4,085
Other assets, net of accumulated amortization of $304 and $272	3,142	2,735

Total assets	$51,556	$51,794

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$15,921	$16,201
Advances and billings in excess of related costs	11,134	11,449
Income taxes payable	776	670
Short-term debt and current portion of long-term debt	598	1,381

Total current liabilities	28,429	29,701
Accrued retiree health care	7,674	7,671
Accrued pension plan liability	985	1,135
Non-current income taxes payable	308
Other long-term liabilities	400	391
Long-term debt	8,149	8,157
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	4,691	4,655
Treasury shares, at cost – 224,530,781 and 223,522,176	(12,667)	(12,459)
Retained earnings	19,319	18,453
Accumulated other comprehensive loss	(8,021)	(8,217)
ShareValue Trust Shares – 31,024,599 and 30,903,026	(2,772)	(2,754)

Total shareholders’ equity	5,611	4,739

Total liabilities and shareholders’ equity	$51,556	$51,794

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2007	2006
Cash flows – operating activities:
Net earnings	$877	$692
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	48	202
Depreciation	319	350
Amortization of other acquired intangibles	37	19
Amortization of debt discount/premium and issuance costs	3	3
Pension expense	252	190
Investment/asset impairment charges, net		(2)
Customer financing valuation provision	(33)	(1)
Gain on disposal of discontinued operations	(7)
Loss on dispositions/business shutdown, net	2	2
Other charges and credits, net	65	43
Excess tax benefits from share-based payment arrangements	(31)	(41)
Changes in assets and liabilities –
Accounts receivable	(231)	78
Inventories, net of advances and progress billings	(298)	387
Accounts payable and other liabilities	98	271
Advances and billings in excess of related costs	(330)	88
Income taxes receivable, payable and deferred	359	310
Other long-term liabilities	(3)	(17)
Pension contributions	(509)	(503)
Accrued retiree health care	3	33
Customer financing, net	139	(20)
Other	(32)	(29)

Net cash provided by operating activities	728	2,055

Cash flows – investing activities:
Property, plant and equipment additions	(451)	(412)
Acquisitions, net of cash acquired	(75)
Proceeds from dispositions		117
Contributions to investments	(947)	(542)
Proceeds from investments	848	641
Other	(56)

Net cash used by investing activities	(681)	(196)

Cash flows – financing activities:
Debt repayments	(817)	(29)
Stock options exercised, other	91	139
Excess tax benefits from share-based payment arrangements	31	41
Common shares repurchased	(360)	(404)
Dividends paid	(276)	(240)

Net cash used by financing activities	(1,331)	(493)

Effect of exchange rate changes on cash and cash equivalents	2	3

Net (decrease)/increase in cash and cash equivalents	(1,282)	1,369

Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$4,836	$6,781

Non-cash investing and financing activities:
Capital lease obligations incurred		$356

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2006	$5,061	$4,371	$(11,075)	$(2,796)	$17,276	$(1,778)	$11,059

Net earnings					2,215		2,215
Unrealized gain on derivative instruments, net of tax of $(16)						23	23
Unrealized gain on certain investments, net of tax of $(7)						13	13
Reclassification adjustment for gains realized in net earnings, net of tax of $23						(39)	(39)
Minimum pension liability adjustment, net of tax of $(1,116)						1,733	1,733
Currency translation adjustment						73	73

Comprehensive income							4,018

SFAS 158 transition amount, net of tax of $5,195						(8,242)	(8,242)
Share-based compensation		487					487
ShareValue Trust activity		(20)		(259)			(279)
Tax benefit related to share-based plans		36					36
Excess tax pools		325					325
Treasury shares issued for stock options exercised, net		(51)	345				294
Treasury shares issued for other share-based plans, net		(493)[1]	270				(223)
Treasury shares repurchased			(1,698)				(1,698)
Treasury shares transfer			(301)	301
Cash dividends declared ($1.25 per share)					(991)		(991)
Dividends related to Performance Share payout					(47)		(47)

Balance December 31, 2006	$5,061	$4,655	$(12,459)	$(2,754)	$18,453	$(8,217)	$4,739

Net earnings					877		877
Unrealized gain on derivative instruments, net of tax of $(10)						17	17
Unrealized gain on certain investments, net of tax of $(3)						4	4
Reclassification adjustment for gains realized in net earnings, net of tax of $2						(3)	(3)
Currency translation adjustment						1	1
Pension liability adjustment, net of tax of $(96)						177	177

Comprehensive income							1,073

Share-based compensation		69					69
ShareValue Trust activity		18		(18)
Tax benefit related to share-based plans		10					10
Excess tax pools		(28)					(28)
Treasury shares issued for stock options exercised, net		(10)	99				89
Treasury shares issued for other share-based plans, net		(23)[1]	53				30
Treasury shares repurchased			(360)				(360)
FIN 48 transition amount					(11)		(11)

Balance March 31, 2007	$5,061	$4,691	$(12,667)	$(2,772)	$19,319	$(8,021)	$5,611

1 Includes transfers of Shareholders’ equity of $44 and $224, primarily to other liabilities for employee withholding taxes.

See notes to condensed consolidated financial statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Three months ended March 31
	2007	2006
Revenues:
Commercial Airplanes	$7,555	$7,053
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,281	3,091
Network and Space Systems	2,856	2,745
Support Systems	1,584	1,350

Total Integrated Defense Systems	7,721	7,186
Boeing Capital Corporation	213	237
Other	72	87
Accounting differences/eliminations	(196)	(299)

Total revenues	$15,365	$14,264

Earnings from operations:
Commercial Airplanes	$706	$703
Integrated Defense Systems:
Precision Engagement and Mobility Systems	422	468
Network and Space Systems	162	151
Support Systems	200	198

Total Integrated Defense Systems	784	817
Boeing Capital Corporation	73	70
Other	(2)	(61)
Unallocated expense	(252)	(570)

Earnings from operations	1,309	959
Other income, net	91	86
Interest and debt expense	(46)	(69)

Earnings before income taxes	1,354	976
Income tax expense	(481)	(284)

Net earnings from continuing operations	873	692
Net gain on disposal of discontinued operations, net of taxes of $3	4

Net earnings	$877	$692

Research and development expense:
Commercial Airplanes	$788	$530
Integrated Defense Systems:
Precision Engagement and Mobility Systems	110	103
Network and Space Systems	73	77
Support Systems	23	26

Total Integrated Defense Systems	206	206
Other	5	12

Total research and development expense	$999	$748

This information is an integral part of the Notes to condensed consolidated financial statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “we”, “us”, “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended March 31, 2007, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

Note 2 – Standards Issued and Not Yet Implemented

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Three months ended March 31
	2007	2006
Weighted average shares outstanding	757.1	760.3
Participating securities	8.3	10.2

Basic weighted average shares outstanding	765.4	770.5
Dilutive potential common shares	12.0	21.3

Diluted weighted average shares outstanding	777.4	791.8

The numerator used to compute diluted earnings per share is as follows:

	Three months ended March 31
	2007	2006
Net earnings	$877	$692
Expense related to diluted shares		4

Total numerator	$877	$696

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

	Three months ended March 31
	2007	2006
Stock options	2.7	3.2
Performance Shares	4.0	13.9
Performance Awards	3.0	1.8
ShareValue Trust	26.3	29.7

Note 4 – Income Taxes

The effective tax rates were 35.5% and 29.1% for the three months ended March 31, 2007 and 2006. The increase in the first quarter of 2007 effective tax rate as compared to the prior year was primarily due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits that existed in 2006, but did not recur in 2007, and other income tax provision adjustments, partially offset by research and development credits that existed in 2007, but not in 2006.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $11 to Retained earnings, an increase of $125 to net deferred income tax assets and an increase of $136 to income taxes payable as of January 1, 2007.

In conjunction with the adoption of FIN 48, we have classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in Other income. Penalties and tax-related interest expense are reported as a component of Income tax expense. As of March 31 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $61 and $49.

As of March 31 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1998-2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2001-2006 tax years, none of which were individually material. We are in the final stages of IRS examination for the 2002 and 2003 tax years, and have filed appeals with the IRS for 1998 – 2001. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of March 31 and January 1, 2007, the total amount of unrecognized tax benefits was $1,134 and $1,088, of which $942 and $921 would affect the effective tax rate, if recognized. If tax matters for 1998-2003 ultimately settle with the Internal Revenue Service within the next 12 months, the total amounts of unrecognized tax benefits may increase or decrease for all open tax years. Settlement could (decrease)/increase earnings in an amount ranging from ($5) to $340 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 5 – Inventories

Inventories consisted of the following:

	March 31 2007	December 31 2006
Long-term contracts in progress	$12,504	$12,329
Commercial aircraft programs[1]	9,486	8,743
Commercial spare parts, used aircraft, general stock materials and other	3,185	2,888

	25,175	23,960
Less advances and progress billings	(16,775)	(15,855)

	$8,400	$8,105

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $885 and $315 as of March 31, 2007 and $871 and $329 as of December 31, 2006.

Included in long-term contracts in progress inventories at March 31, 2007 and December 31, 2006, are Delta launch program inventories of $1,860 that will be sold at cost to United Launch Alliance L.L.C. (ULA) under an inventory supply agreement that terminates on March 31, 2021. See Note 8.

Inventory balances included $234 subject to claims or other uncertainties primarily relating to the A-12 program as of March 31, 2007 and December 31, 2006. See Note 9.

Note 6 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Pensions		Other Postretirement Benefits
Three months ended March 31,	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$238	$226	$34	$36
Interest cost	670	624	118	109
Expected return on plan assets	(873)	(857)	(2)	(2)
Amortization of prior service costs	49	47	(22)	(23)
Recognized net actuarial loss	191	228	40	33

Net periodic benefit cost	$275	$268	$168	$153

During the three months ended March 31, 2007 and 2006, we made discretionary pension contributions of $509 and $500. Additional discretionary pension contributions are possible in 2007. We expect to contribute approximately $17 to our other postretirement benefit plans in 2007. During the three months ended March 31, 2007 and 2006, we made contributions to our other postretirement benefit plans of $3 and $2.

Effective December 31, 2008, SFAS No. 158 will require us to measure plan assets and benefit obligations at December 31. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, this Standard will require us to eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur.

Note 7 – Share-Based Compensation and Other Compensation Arrangements

Performance Shares

During the three months ended March 31, 2007, a total of 1,410,465 Performance Shares expired related to the 2002 grant.

Stock options

On February 26, 2007, we granted to our executives 5,334,700 options with an exercise price equal to the fair market value of our stock on the date of grant. The stock options vest over a period of three years, with 34% vesting after the first year, 33% vesting after the second year and the remaining 33% vesting after the third year. The options expire 10 years after the date of grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

Grant Date	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Weighted- Average Grant Date Fair Value
2/26/07	6 years	28.4%	1.7%	4.62%	$27.31

Performance Awards

During the three months ended March 31, 2007, we also granted Performance Awards to our executives that payout based on the achievement of financial goals for the three-year period ending December 31, 2009. The minimum amount is zero and the maximum amount we could be required to payout for the 2007 Performance Awards is $287.

Note 8 – Arrangements with Off-Balance Sheet Risk

We enter into arrangements with off-balance sheet risk in the normal course of business, as discussed below. These arrangements are primarily in the form of guarantees and product warranties.

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

As of March 31, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,246	$4,240	$7
Indemnifications to ULA	1,577		7
Residual value guarantees	152	138	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	30	16
Performance guarantees	48	20

As of December 31, 2006
Contingent repurchase commitments	$4,164	$4,155	$7
Indemnifications to ULA	1,664		7
Residual value guarantees	252	215	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	31	17
Performance guarantees	47	20

*	Amounts included in Accounts payable and other liabilities

Contingent repurchase commitments In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we enter into contingent repurchase commitments with certain customers. Under such commitments, we agree to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

Indemnifications to ULA In December 2006, we agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $327 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

In December 2006, we agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. For the three months ended March 31, 2007, ULA sold $87 of contributed inventories. Although we believe that inventories will be recoverable based on our assessment of the mission manifest, losses could occur if the manifest is reduced and the inventories are not recovered by ULA.

Residual value guarantees We issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire in 2 to 11 years.

Credit guarantees related to the Sea Launch venture We issued credit guarantees to creditors of the Sea Launch venture, of which we are a 40% partner, to assist the venture in obtaining financing. Under these credit guarantees, we are obligated to make payments to a guaranteed party in the event that Sea Launch does not make its loan payments. We have substantive guarantees from the other venture partners, who are obligated to reimburse us for their share (in proportion to their Sea Launch ownership percentages) of any guarantee payment we may make related to the Sea Launch obligations. These guarantees expire within the next 8 years.

Other credit guarantees We issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original debtor or lessee. A substantial portion of these guarantees have been extended on behalf of original debtors or lessees with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 9 years.

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

Other indemnifications In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. As it is impossible to assess whether there will be damages in the future or the amounts thereof, we cannot estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Product warranties

The following table summarizes product warranty activity recorded during the three months ended March 31, 2007 and 2006.

	Product Warranty Liabilities*
	2007	2006
Beginning balance – January 1	$761	$781
Additions for new warranties	44	36
Reductions for payments made	(40)	(56)
Changes in estimates	30	18

Ending balance – March 31	$795	$779

*	Amounts included in Accounts payable and other liabilities

Note 9 – Legal Proceedings

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of March 31, 2007, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,290). In that event, our loss would total approximately $1,593 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,063, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of March 31, 2007. Final resolution of the A-12 litigation will depend upon the outcome of further proceedings or possible negotiations with the U.S. government.

Employment and benefits litigation

We are a defendant in two employment discrimination class actions. In the Williams class action, which was filed on June 8, 1998 in the U.S. District Court for the Western District of Washington (alleging race discrimination), we prevailed in a jury trial in December 2005, but plaintiffs appealed the pre-trial dismissal of compensation claims in November 2005. In the Calender class action, which was filed January 25, 2005 in the U.S. Northern District of Illinois (a spin-off from Williams alleging race discrimination), plaintiffs dropped their promotions claim on June 6, 2006, and put their compensation claims on hold pending the outcome of the Williams appeal.

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

On June 23, 2006, two employees and two former employees of Boeing filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Boeing, McDonnell Douglas Corporation and the Pension Value Plan for Employees of The Boeing Company (the “Plan”) on behalf of themselves and similarly situated participants in the Plan. The plaintiffs allege that as of January 1, 1999 and all times thereafter, the Plan’s benefit formula used to compute the accrued benefit violates the accrual rules of Employment Retirement Income Security Act (ERISA) and that plaintiffs are entitled to a recalculation of their benefits along with other equitable relief. On March 13, 2007, the court granted Boeing’s motion and dismissed the suit with prejudice. Plaintiffs have filed a motion to vacate the judgment which Boeing has opposed.

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

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U. S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the “Plan”), alleged that fees and expenses incurred by the Plan were and are unreasonable and excessive, not incurred solely for the benefit of the Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs have filed a motion to certify the class, which Boeing has opposed. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

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

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (Telesat) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence, and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. On December 1, 2006, we filed an action in the Ontario Superior Court of Justice, Ottawa, Canada, to enjoin the arbitration. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand.

BSSI/Superbird-6 Litigation

On December 1, 2006, BSSI was served with an arbitration demand in subrogation brought by insurers for Space Communications Corporation alleging breach of warranty, breach of contract and gross negligence relating to the Superbird-6 communications satellite, which suffered a low perigee event shortly after launch in April 2004. The low orbit allegedly damaged the satellite, and a subsequent decision to de-orbit the satellite was made less than 12 months after launch. The model 601 satellite was manufactured by BSSI and delivered for launch by International Launch Services on an Atlas launch vehicle. The insurers seek to recover in excess of $240 from BSSI. We believe the insurers’ claims lack merit and intend to vigorously defend against them.

Note 10 – Other Commitments and Contingencies

Commercial aircraft commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,101 and

$1,162 as of March 31, 2007 and December 31, 2006. Based on the best market information available at the time, it was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $19 as of December 31, 2006. The estimated fair value of trade-in aircraft related to probable contractual trade-in commitments was $19 as of December 31, 2006. There were no probable contractual trade-in commitments as of March 31, 2007. Trade-in commitment agreements have expiration dates from 2008 through 2015.

Environmental matters and other contingencies

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

Included in other liabilities is $1,100 and $1,254 as of March 31, 2007 and December 31, 2006 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Discontinued operations

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, we are involved in a loss sharing arrangement for losses that may exist prior to the end of the initial financing period of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. As of March 31, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $220. As of March 31, 2007 and December 31, 2006, the accrued liability under the loss sharing arrangement was $73 and $78.

Potential C-17 shut-down

As of March 31, 2007 we have delivered 163 of the 190 C-17 aircraft ordered by the United States Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we had stopped procurement for any new C-17 aircraft not under contract or firmly committed. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government.

Customer financing exposure and commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing related to major aircraft concentrations were as follows:

	March 31 2007	December 31 2006
717 Aircraft ($750 and $760 accounted for as operating leases)*	$2,571	$2,595
757 Aircraft ($890 and $904 accounted for as operating leases)*	1,149	1,167
767 Aircraft ($188 and $201 accounted for as operating leases)	714	740
777 Aircraft ($0 accounted for as operating leases)	701	718
MD-11 Aircraft ($548 and $555 accounted for as operating leases)*	637	645
737 Aircraft ($516 and $550 accounted for as operating leases)	552	583

*	Out of production aircraft

Financing commitments related to aircraft on order, including options, totaled $9,434 and $10,164 as of March 31, 2007 and December 31, 2006. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

As of March 31, 2007 and December 31, 2006, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $274 and $323. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of March 31, 2007 and December 31, 2006, Accounts payable and other liabilities included $40 and $65 attributable to adverse commitments under these lease arrangements.

Sea Launch

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight in late 2007. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200. We believe the NSS-8 loss was the result of an insured event and are continuing to provide information to our insurance carriers in conjunction with their investigation. Our contract with New Skies Satellites B.V. provides them the right to exercise a replacement spacecraft option within 90 days of the loss of the satellite under specified circumstances. We do not expect the option, if exercised, to materially impact our consolidated results of operations and financial position.

Financing commitments

We and Lockheed Martin have agreed to make available to ULA a line of credit in the amount of up to $200 each as may be necessary from time to time to support ULA’s business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of March 31, 2007. In addition, we could be required to adjust our capital contributions to ULA based upon changes in working capital balances and resolution of other transaction related agreements.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,707 and $4,368 as of March 31, 2007 and December 31, 2006.

Note 11 – Business Segment Data

Effective January 1, 2007, the B-1 bomber program (formerly included in Precision Engagement & Mobility Systems) and certain Boeing Australia Limited programs (formerly included in Network and Space Systems) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Three months ended March 31
	2007	2006
Commercial Airplanes	$211	$303
Boeing Capital Corporation	28	31
Other	2	1

Total	$241	$335

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Three months ended March 31
Unallocated expense	2007	2006
Share-based plans expense	$(36)	$(195)
Deferred compensation expense	(10)	(109)
Pension	(130)	(102)
Postretirement	(32)	(16)
Capitalized interest	(9)	(19)
Other	(35)	(129)

Total	$(252)	$(570)

Assets	March 31 2007	December 31 2006
Commercial Airplanes	$10,930	$10,296
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,939	4,718
Network and Space Systems	7,223	7,232
Support Systems	2,702	2,721

Total Integrated Defense Systems	14,864	14,671
Boeing Capital Corporation	7,691	7,987
Other	6,843	6,923
Unallocated	11,228	11,917

Total assets	$51,556	$51,794

Liabilities
Commercial Airplanes	$13,356	$13,109
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,587	3,849
Network and Space Systems	1,543	1,563
Support Systems	1,260	1,397

Total Integrated Defense Systems	6,390	6,809
Boeing Capital Corporation	5,239	6,082
Other	219	368
Unallocated	20,741	20,687

Total liabilities	$45,945	$47,055

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of March 31, 2007, the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, and the related statement of shareholders’ equity for the three-month period ended March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of the Company as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 15, 2007 (which includes an explanatory paragraph relating to the Company’s changes in accounting for pension and postretirement benefits and concessions received from vendors), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2006 and the condensed consolidated statement of shareholders’ equity for the year then ended is fairly stated, in all material respects, in relation to the consolidated statements of financial position and shareholders’ equity from which they have been derived.

/S/ DELOITTE & TOUCHE LLP

Chicago, Illinois

April 24, 2007

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

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

Please see Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to our consolidated financial statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations.

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$15,365	$14,264
Earnings from operations	$1,309	$959
Operating margins	8.5%	6.7%
Effective income tax rate	35.5%	29.1%
Net earnings from continuing operations	$873	$692

	March 31 2007	December 31 2006
Contractual backlog	$230,237	$216,567
Unobligated backlog	$31,866	$33,424

Revenues

The following table summarizes revenues:

	Three months ended March 31
(Dollars in millions)	2007	2006
Commercial Airplanes	$7,555	$7,053
Integrated Defense Systems	7,721	7,186
Boeing Capital Corporation	213	237
Other	72	87
Accounting differences/eliminations	(196)	(299)

Revenues	$15,365	$14,264

Revenues grew by $1,101 million for the three months ended March 31, 2007 when compared with the same period in 2006 primarily due to the growth at Commercial Airplanes and Integrated Defense Systems (IDS). Commercial Airplanes revenues increased by $502 million primarily due to aircraft modification services, spares business and higher new commercial aircraft deliveries. IDS revenues increased by $535 million due to higher volume in all three segments. Boeing Capital Corporation (BCC) revenues decreased by $24 million primarily due a decrease in the customer financing portfolio. The increase of $103 million in Accounting differences/eliminations is due to fewer Commercial Airplanes intercompany deliveries during the three months ended March 31, 2007 when compared to the same period in 2006.

Earnings from Operations

The following table summarizes earnings from operations:

	Three months ended March 31
(Dollars in millions)	2007	2006
Commercial Airplanes	$706	$703
Integrated Defense Systems	784	817
Boeing Capital Corporation	73	70
Other	(2)	(61)
Unallocated expense	(252)	(570)

Earnings from operations	$1,309	$959

Operating earnings improved by $350 million for the three months ended March 31, 2007 when compared with the same period in 2006. Commercial Airplanes earnings remained relatively stable, as its earnings from higher revenues were offset by increased research and development expense. Our research and development expense increased to $999 million during the three months ended March 31, 2007 as compared with $748 million the same period in 2006 primarily due to increased spending on the 787 and 747-8 programs. IDS earnings decreased $33 million primarily due to lower earnings in the Precision Engagement and Mobility Systems (PE&MS) segment. Other segment earnings improved by $59 million primarily due to the absence of losses related to our Connexion By Boeing business, which we exited during the third quarter of 2006. The most significant items in Unallocated expense are shown in the following table.

	Three months ended March 31
(Dollars in millions)	2007	2006
Pension and postretirement expense	$(162)	$(118)
Share-based plans expense	(36)	(195)
Deferred compensation expense	(10)	(109)
Other expense	(44)	(148)

Unallocated expense	$(252)	$(570)

Unallocated pension and other postretirement expense represents the difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and postretirement expense increased during the three months ended March 31, 2007 when compared to the same period of the prior year primarily due to increased overall pension costs recognized in inventory as of December 31, 2006, which are subsequently expensed in Cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to lower expenses related to a reduction in Performance Shares outstanding during the three months ended March 31, 2007 and expense acceleration during the three months ended March 31, 2006 resulting from four payouts compared to no payouts in 2007. The reduction in Deferred compensation expense is primarily due to a relatively stable stock price during the three months ended March 31, 2007 compared to an increase during the same period of 2006. Other expense decreased partly due to reduced intercompany profit elimination as a result of fewer intercompany deliveries during the three months ended March 31, 2007 when compared to the same period of 2006.

Other Earnings Items

	Three months ended March 31
(Dollars in millions)	2007	2006
Earnings from operations	$1,309	$959
Other income, net	91	86
Interest and debt expense	(46)	(69)

Earnings before income taxes	1,354	976
Income tax expense	(481)	(284)

Net earnings from continuing operations	$873	$692

Interest and debt expense decreased $23 million compared with the three months ended March 31, 2006 primarily due to capitalization of interest and debt repayments.

The effective tax rates were 35.5% and 29.1% for the three months ended March 31, 2007 and 2006. The increase in the first quarter of 2007 effective tax rate as compared to the prior year was primarily due to Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits that existed in 2006, but did not recur in 2007, and other income tax provision adjustments, partially offset by research and development credits that existed in 2007, but not in 2006.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the three months ended March 31, 2007 was primarily due to orders in excess of deliveries on all Commercial Airplane programs except 737.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the three months ended March 31, 2007 is driven by funding released from existing contracts on Ground Based Midcourse Defense (GMD), Proprietary, and Future Combat Systems (FCS), partially offset by an increase in our space flight operations contract.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$7,555	$7,053
Earnings from Operations	$706	$703
Operating Margins	9.3%	10.0%

	March 31 2007	December 31 2006
Contractual Backlog	$188,466	$174,276

Revenues

Revenues increased by $502 million during the first three months of 2007 from the comparable period of 2006. The increase was primarily attributable to increased revenue from modification services and spares of $417 million, partially generated by the acquisition of Aviall during the third quarter of 2006. The remaining increase in revenue of $85 million was primarily from new airplane deliveries and aircraft trading.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	767	777	Total
Cumulative deliveries as of 3/31/2007	155		2,219	1,383	950	621
Deliveries during the first quarter of 2007			83	3	3	17	106
Cumulative deliveries as of 12/31/2006	155		2,136	1,380	947	604
Deliveries during the first quarter of 2006	2	(2)	72	4	3	17	98

Aircraft accounted for under operating lease on a consolidated basis are in parentheses.

Earnings from operations and margins

Earnings from operations increased by $3 million and operating margins decreased by 0.7 percentage points to 9.3% during the first three months of 2007 from the comparable period of 2006. This increase was comprised of $55 million due to higher airplane deliveries and earnings of $134 million related to increased revenue from aircraft modification services and spares business. In addition, $72 million primarily from improved cost performance over all business units was offset by $258 million of increased research and development expense.

Our research and development expense was $788 million for the three months ended March 31, 2007, an increase of $258 million from the comparable period of 2006. This increase in research and development expense was primarily due to increased spending on the 787 and 747-8 programs.

Backlog

The increase in contractual backlog during the three months ended March 31, 2007 compared with December 31, 2006 was primarily due to orders in excess of deliveries on all programs except 737.

Accounting quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 3/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,400	1,474	994	900	*
Undelivered units under firm orders	1,515	122	61	322	514
Cumulative firm orders (CFO)	3,734	1,505	1,011	943
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2006	737 NG	747	767	777	787
Program accounting quantities	3,200	1,449	985	900	*
Undelivered units under firm orders	1,560	116	28	299	448
Cumulative firm orders (CFO)	3,696	1,496	975	903
Anticipated orders	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2008.

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation (NG) program increased by 200 units during the three months ended March 31, 2007 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program The accounting quantity for the 747 program increased by 25 units during the three months ended March 31, 2007 due to the program’s normal progression of obtaining additional orders and delivering aircraft. In 2006 we completed firm configuration of the 747-8 freighter and the same is expected for the passenger version during 2007. There are inherent risks associated with the development and production of any airplane, which can impact expectations. Deliveries of the first 747-8 freighter and Intercontinental passenger airplane are targeted for late 2009 and late 2010.

767 Program The accounting quantity for the 767 program increased by 9 units during the three months ended March 31, 2007, due to obtaining firm orders for 767-300 Extended Range Freighters.

777 Program The 777 program continued normal progression of delivering aircraft during the three months ended March 31, 2007.

787 Program The 787 program continues to address pressures with respect to weight, schedule and supplier implementation as it moves into the very critical final assembly and software and systems integration phases. Rollout of the first airplane is scheduled in July, first flight is targeted for late August and entry into service is scheduled for May 2008. While risks inherent in the latter stages of major airplane development programs remain for the 787, we continue to expect the 787 will be delivered on time and in accord with our contractual obligations.

INTEGRATED DEFENSE SYSTEMS

IDS Realignment

Effective January 1, 2007, the B-1 bomber program (formerly included in Precision Engagement & Mobility Systems) and certain Boeing Australia Limited programs (formerly included in Network and Space Systems) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Operating Results

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$7,721	$7,186
Operating earnings	$784	$817
Operating margins	10.2%	11.4%

	March 31 2007	December 31 2006
Contractual backlog	$41,771	$42,291
Unobligated backlog	$31,866	$33,424

Revenues

IDS revenues for the three months ended March 31, 2007 increased $535 million, a 7% increase over the same period in 2006. The increase was due to increased volume in all three segments.

Operating Earnings

IDS operating earnings for the three months ended March 31, 2007 decreased $33 million and operating margins declined 1.2% to 10.2% when compared to the same period in 2006. The decreased margins were primarily due to a less favorable contract mix resulting from higher-margin deliveries in 2006 in PE&MS and Support Systems.

Backlog

IDS total backlog was $73,637 million at March 31, 2007, down $2,078 million from $75,715 million at December 31, 2006. The decrease was primarily due to deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, C-17, and F/A-18. The decreases were partially offset by an increase in our space flight operations contract.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include GMD, FCS, P-8A, Proprietary programs, Airborne Laser, Joint Tactical Radio System, Family of Beyond Line-of-Sight Terminals, and the E/A-18G.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite on-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated fees. Examples of these programs include Airborne Early Warning & Control (AEW&C), international 767 Tanker, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$3,281	$3,091
Operating earnings	$422	$468
Operating margins	12.9%	15.1%

	March 31 2007	December 31 2006
Contractual backlog	$23,038	$24,739
Unobligated backlog	$8,939	$8,962

Revenues

PE&MS revenues for the three months ended March 31, 2007 increased by $190 million, a 6% increase from the same period in 2006 due to deliveries of five Chinook aircraft and an additional F/A-18 and increased volume on the P-8A and F-22 programs, partly offset by lower Apache deliveries.

Deliveries of new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Three months ended March 31
	2007	2006
F/A-18E/F Super Hornet	11	10
T-45TS Goshawk	2	4
C-17 Globemaster	4	4
CH-47 Chinook	5
AH-64 Apache	4	9
C-40A Clipper	1

Total New-Build Production Aircraft	27	27

Operating Earnings

PE&MS operating earnings for the three months ended March 31, 2007 decreased by $46 million, a 10% decrease from the same period in 2006. The decrease is primarily due to a less favorable contract mix resulting from higher-margin aircraft deliveries in the first quarter of 2006. In addition, higher earnings on F-22 were offset by revised cost estimates related to the international tanker programs.

Backlog

PE&MS total backlog was $31,977 million at March 31, 2007, a 5% decrease from December 31, 2006. Decreases due to deliveries and sales on multi-year contracts awarded in prior years for C-17, F/A-18, P-8A, and F-22 were partially offset by additional Chinook orders.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C We recorded charges in the second and fourth quarters of 2006 totaling $770 million on our international Airborne Early Warning and Control program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle includes four aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

C-17 As of March 31, 2007, we have delivered a total of 163 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we had stopped procurement for any new C-17 aircraft not under contract or firmly committed. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government.

Network and Space Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$2,856	$2,745
Operating earnings	$162	$151
Operating margins	5.7%	5.5%

	March 31 2007	December 31 2006
Contractual backlog	$8,931	$7,838
Unobligated backlog	$22,216	$23,723

Revenues

Network and Space Systems (N&SS) revenues for the three months ended March 31, 2007 increased by $111 million, a 4% increase over the same period in 2006. The increase is partially due to increased volume on satellites and GMD. Partially offsetting these increases is the exclusion of Delta volume, now a component of our equity investment in United Launch Alliance (ULA).

Operating Earnings

N&SS operating earnings for the three months ended March 31, 2007 increased by $11 million, a 7% increase over the same period in 2006. The increase in earnings was partially due to increased revenues for the same period. There were significant items in both periods. Earnings in the first quarter of 2007 included adjustments for ULA and revised cost estimates on satellite programs including a $12 million charge related to the loss of the NSS-8 satellite. Earnings in the first quarter of 2006 included losses of $35 million and $25 million recorded on the Delta IV program and a military satellite program as a result of revised cost and fee estimates.

Backlog

N&SS total backlog was $31,147 million at March 31, 2007 a 1% decrease from December 31, 2006. Decreases due to revenues recognized on the FCS, GMD, and satellite programs were nearly offset by an increase in our space flight operations contract.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance

On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we contributed assets and liabilities of $1,609 million and $695 million, respectively, to ULA. These amounts are subject to adjustment pending final review of the respective parties’ contributions. Any difference between the book value of our investment and our proportionate share of ULA’s net assets would be recognized ratably in future years. Based upon initial contributions, this amortization is estimated at $22 million annually for the next 17 years.

ULA is in the process of establishing accounting policies for its Atlas and Delta businesses. Adoption of such policies may result in adjustments to the book values of net assets contributed by Boeing and Lockheed which will be reflected in ULA’s balance sheet as of December 1, 2006 and could create additional differences between the book value of our investment and our proportionate share of ULA’s net assets. ULA’s selection of accounting policies could also impact our results of operations in future periods.

We and Lockheed each will provide ULA with initial cash contributions of up to $25 million, and we each have agreed to extend a line of credit to ULA of up to $200 million to support its working capital requirements. In connection with the transaction, we and Lockheed transferred performance responsibility for certain U.S. government contracts to ULA as of the closing date. We and Lockheed agreed to jointly guarantee the performance of those contracts to the extent required by the U.S. government. In addition, we could be required to adjust our capital contributions to ULA based upon changes in working capital balances and resolution of other transaction related agreements.

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement which ends on March 31, 2021. During the three months ended March 31, 2007, ULA recovered $87 million of inventories contributed by us. We also indemnified ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $327 million in pre-tax losses related to these contracts.

ULA’s launch offerings include the Delta II, Delta IV and Atlas V vehicles. As part of its integration ULA is assessing its portfolio of launch offerings, which may impact future launch offerings, including the Delta II program. There is approximately $190 million of Delta II inventory that is not related to firm orders. Decisions regarding these matters could reduce future earnings.

Sea Launch

The Sea Launch venture, in which we are a 40% partner, provides ocean-based launch services to commercial satellite customers.

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $486 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit Guarantees	$471	$188	$283
Partner Loans (Principal and Interest)	458	275	183
Advances to Provide for Future Launches	11			$11
Trade Receivable from Sea Launch	320	306		14
Performance Guarantees	33		20	13
Subcontract Termination	7			7
Other Receivables from Sea Launch	38	38

	$1,338	$807	$486	$45

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

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight in late 2007. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 million. We believe the NSS-8 loss was the result of an insured event and are continuing to provide information to our insurance carriers in conjunction with their investigation. Our contract with New Skies Satellites B.V. provides them the right to exercise a replacement spacecraft option within 90 days of the loss of the satellite under specified circumstances. We do not expect the option, if exercised, to materially impact our consolidated results of operations and financial position.

See the discussions of Boeing Satellite International, Inc. (BSSI) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada, and Space Communications Corporation in Note 9 Legal Proceedings.

Support Systems

Operating Results

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$1,584	$1,350
Operating earnings	$200	$198
Operating margins	12.6%	14.7%

	March 31 2007	December 31 2006
Contractual backlog	$9,802	$9,714
Unobligated backlog	$711	$739

Revenues

Support Systems revenues for the three months ended March 31, 2007 increased by $234 million, a 17% increase over the same period in 2006. The revenue growth in the first three months of 2007 was primarily due to higher Integrated Logistics program volume resulting from the acquisition of Aviall in the third quarter of 2006 and higher international program volume resulting from our increased ownership in Alsalam Aircraft Company which occurred in the second quarter of 2006. In addition, volume on Maintenance, Modification and Upgrade programs, such as the KC-10 was higher in 2007 than the first quarter of 2006.

Operating Earnings

Support Systems operating earnings for the three months ended March 31, 2007 increased by $2 million over the same period in 2006. While the operating margin continued at a high level, the operating margins decreased 2.1% primarily due to the change in the contract mix.

Backlog

Support Systems total backlog was $10,513 million at March 31, 2007, up less than 1% from December 31, 2006. Decreases due to revenues in Maintenance, Modification and Upgrade programs were offset by new orders in training systems programs.

BOEING CAPITAL CORPORATION

Summary Financial Information

	Three months ended March 31
(Dollars in millions)	2007	2006
Revenues	$213	$237
Operating Earnings	$73	$70
Operating Margins	34.3%	29.5%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease and investment income. BCC’s revenues for the three months ended March 31, 2007 decreased $24 million, a decrease of 10% when compared with the same period in 2006 primarily due to lower interest income on notes receivable of $12 million and lower operating lease income of $11 million, reflecting a lower customer financing portfolio.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the three months ended March 31, 2007 increased by $3 million, an increase of 4% when compared with the same period in 2006, reflecting improvements in aircraft valuations, which were partly offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	March 31 2007	December 31 2006
BCC Customer Financing and Investment Portfolio	$7,867	$8,034
Valuation Allowance as a % of Total Receivables	2.1%	2.4%
Debt	$4,989	$5,590
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at March 31, 2007 decreased from December 31, 2006 due to normal portfolio run-off and the sale of certain portfolio assets. At March 31, 2007 and December 31, 2006, BCC had $122 million and $259 million of assets that were held for sale or re-lease, of which $118 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $75 million are scheduled to terminate in the next 12 months and the related aircraft are being remarketed or leases are being extended.

Restructurings and Restructuring Requests

From time to time, certain of BCC’s customers have requested a restructuring of their transactions with BCC. BCC has not reached agreement on any restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Other segment losses were $2 million for the three months ended March 31, 2007 as compared with losses of $61 million for the same period of 2006. The $59 million improvement in earnings was primarily due to the absence of losses related to our Connexion By Boeing high speed broadband communications business, which we exited during the third quarter of 2006. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position. Additionally, the Other segment recorded a net benefit from certain intercompany items during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow summary

	Three months ended March 31
(Dollars in millions)	2007	2006
Net earnings	$877	$692
Non-cash items	655	765
Changes in working capital	(804)	598

Net cash provided by operating activities	728	2,055
Net cash used by investing activities	(681)	(196)
Net cash used by financing activities	(1,331)	(493)
Effect of exchange rate changes on cash and cash equivalents	2	3

Net (decrease)/increase in cash and cash equivalents	(1,282)	1,369
Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$4,836	$6,781

Operating Activities

Net cash provided by operating activities decreased by $1,327 million to $728 million during the three months ended March 31, 2007, primarily due to increased working capital driven by increased accounts receivable, investments in inventories, and lower advances.

Investing Activities

Cash used for investing activities increased to $681 million during the three months ended March 31, 2007 from $196 million during the three months ended March 31, 2006, primarily due to a $405 million increase in contributions to investments partially offset by a $207 million increase in proceeds from investments. In addition, in the same period of 2006, we received $117 million of proceeds from dispositions.

As of March 31, 2007, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.4 years. The investments are classified as available-for-sale.

Financing Activities

Cash used by financing activities increased to $1,331 million during the three months ended March 31, 2007 from $493 million during the three months ended March 31, 2006, primarily due to increased debt repayments of $788 million. During the three months ended March 31, 2007, we repaid $817 million of debt, including scheduled repayments of $783 million of debt held at BCC. There were no debt issuances during the three months ended March 31, 2007 or 2006.

During the three months ended March 31, 2007, we repurchased 4,037,210 shares at an average price of $89.12 in our open market share repurchase program, and 24,669 shares in stock swaps. During the three months ended March 31, 2006, we repurchased 5,450,000 shares at an average price of $74.15 in our open market share repurchase program, and 26,996 shares in stock swaps.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F-1	P-1	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of March 31, 2007, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of March 31, 2007, we continue to be in full compliance with all covenants contained in our debt agreements.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities. See Note 8.

STANDARDS ISSUED AND NOT YET IMPLEMENTED

See Note 2 for discussion of Standards Issued and Not Yet Implemented.

CONTINGENT ITEMS/LEGAL PROCEEDINGS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Major contingencies are discussed in Note 9, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2006.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

In January 2007, our corporate headquarters, Engineering Operations and Technology business unit and portions of our Commercial Airplanes segment migrated to a single, enterprise-wide instance of a general ledger/project costing system and common account structures. In addition, Integrated Defense Systems business units, which were already using this general ledger/project costing system, modified account structures to align them to the new enterprise wide chart of accounts. These changes were made as part of an ongoing process improvement initiative to strengthen the overall design and operating effectiveness of our financial reporting controls and are not in response to an identified internal control deficiency.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, we are a defendant in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 9, which is hereby incorporated by reference herein.

We possess a National Pollutant Discharge Elimination System (NPDES) permit allowing us to discharge industrial waste water and surface storm water from our Santa Susana Field Laboratory (SSFL) site in Simi Valley, California. The permit regulates surface water discharges at various locations on the property and imposes limits on the permissible levels of certain chemical compounds in the discharges. In July 2004 and again in January and March 2006, the California Regional Water Quality Control Board, Los Angeles Region (Regional Board), amended our 1998 NPDES Permit for the SSFL site. The amendments imposed increasingly more stringent numeric surface water discharge limits. We appealed the permit amendments to the California Water Resources Control Board (State Board) in early 2006. In December 2006, the State Board issued its order on our appeal of the surface water permit. The order remands the matter to the Regional Board to establish a compliance schedule, but upholds the Regional Board’s inclusion of the limits in the permit. On January 17, 2007, we filed a petition for a writ challenging the State Board’s adverse rulings in Los Angeles County Superior Court (an earlier court action challenging the Board’s refusal to stay enforcement of the permit limits pending the State Board’s action on the appeal was dismissed as moot on January 5, 2007).

In the period 2004 to the present, we have received five violation notices for exceeding permissible limits under our NPDES permit. For each notice of violation, we may be subject to administrative penalties of up to $10,000 per violation and an additional charge based on the volume of water discharged. No such penalties have been assessed. In November 2005, the U.S. Attorney’s office in Los Angeles served us with a grand jury subpoena seeking documents pertaining to our compliance with the NPDES permit during the period 2001 to the present and subsequently alleged that we have violated the federal Clean Water Act. We are completing document production pursuant to the subpoena and intend to engage in discussions with the U.S. Attorney’s office regarding the basis for our belief that no criminal violations of the Clean Water Act occurred, and that, even if violations had occurred, prosecution would be inappropriate.

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
1/01/07 thru 1/31/07	1,264,554	$87.90	1,254,490	$2,263
2/01/07 thru 2/28/07	1,316,525	$89.92	1,301,920	$2,145
3/01/07 thru 3/31/07	1,480,800	$89.46	1,480,800	$2,012
TOTAL	4,061,879	$89.12	4,037,210

(1)

We repurchased an aggregate of 4,037,210 shares of our common stock in the open market pursuant to our repurchase programs. The program approved by the Board of Directors in June 2005 (the “2005 program”) was terminated by our Board of Directors on August 28, 2006 and replaced with a program approving the repurchase of $3 billion of additional common stock (the “Program”). Unless terminated earlier by resolution of our Board of Directors, the Program will expire when we have used all funds authorized for repurchase thereunder. Outside of the program, we purchased an aggregate of 24,669 shares in swap transactions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

(3)	Articles of Incorporation and By-Laws.

(i) By-Laws, as amended and restated on February 27, 2007. (Exhibit 3(ii) to the Company’s Current Report on Form 8-K (File No. 001-00442) dated February 27, 2007).

(10)	Material Contracts

(i) Form of Performance Award Notice.

(ii) Form of Non-Qualified Stock Option Grant Notice.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

April 24, 2007	/S/ HARRY S. MCGEE III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)