Form 10-Q
period 2007-06-30
BOEING CO
filed 2007-07-25
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 20, 2007, there were 783,711,551 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Sales of products	$28,016	$25,050	$14,787	$12,848
Sales of services	4,377	4,200	2,241	2,138

Total revenues	32,393	29,250	17,028	14,986

Cost of products	(22,140)	(20,439)	(11,709)	(10,821)
Cost of services	(3,583)	(3,477)	(1,827)	(1,691)
Boeing Capital Corporation interest expense	(152)	(179)	(73)	(89)

Total costs and expenses	(25,875)	(24,095)	(13,609)	(12,601)

	6,518	5,155	3,419	2,385
Income from operating investments, net	89	53	50	33
General and administrative expense	(1,804)	(2,243)	(976)	(1,162)
Research and development expense, net	(1,988)	(1,487)	(989)	(739)
Gain on dispositions/business shutdown, net		4	2	6
Settlement with U.S. Department of Justice, net of accruals		(571)		(571)

Earnings/(loss) from operations	2,815	911	1,506	(48)
Other income, net	216	192	125	106
Interest and debt expense	(92)	(136)	(46)	(67)

Earnings/(loss) before income taxes	2,939	967	1,585	(9)
Income tax expense	(1,017)	(435)	(536)	(151)

Net earnings/(loss) from continuing operations	1,922	532	1,049	(160)
Net gain on disposal of discontinued operations, net of taxes of $4 and $1	5		1

Net earnings/(loss)	$1,927	$532	$1,050	$(160)

Basic earnings/(loss) per share from continuing operations	$2.52	$0.70	$1.38	$(0.21)
Net gain on disposal of discontinued operations, net of taxes	0.01

Basic earnings/(loss) per share	$2.53	$0.70	$1.38	$(0.21)

Diluted earnings/(loss) per share from continuing operations	$2.47	$0.69	$1.35	$(0.21)
Net gain on disposal of discontinued operations, net of taxes	0.01

Diluted earnings/(loss) per share	$2.48	$0.69	$1.35	$(0.21)

Cash dividends paid per share	$0.70	$0.60	$0.35	$0.30

Weighted average diluted shares (millions)	777.3	792.4	777.0	761.3

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	June 30 2007	December 31 2006
Assets

Cash and cash equivalents	$7,156	$6,118
Short-term investments	475	268
Accounts receivable, net	6,038	5,285
Current portion of customer financing, net	450	370
Deferred income taxes	2,924	2,837
Inventories, net of advances and progress billings	8,480	8,105

Total current assets	25,523	22,983
Customer financing, net	7,227	8,520
Property, plant and equipment, net of accumulated depreciation of $11,804 and $11,635	7,985	7,675
Goodwill	3,092	3,047
Other acquired intangibles, net	1,754	1,698
Deferred income taxes	918	1,051
Investments	4,104	4,085
Other assets, net of accumulated amortization of $325 and $272	3,283	2,735

Total assets	$53,886	$51,794

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$17,174	$16,201
Advances and billings in excess of related costs	11,546	11,449
Income taxes payable	846	670
Short-term debt and current portion of long-term debt	561	1,381

Total current liabilities	30,127	29,701
Accrued retiree health care	7,684	7,671
Accrued pension plan liability	992	1,135
Non-current income taxes payable	732
Other long-term liabilities	400	391
Long-term debt	8,094	8,157
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	4,899	4,655
Treasury shares, at cost – 227,102,648 and 223,522,176	(13,131)	(12,459)
Retained earnings	19,810	18,453
Accumulated other comprehensive loss	(7,800)	(8,217)
ShareValue Trust Shares – 31,132,608 and 30,903,026	(2,982)	(2,754)

Total shareholders’ equity	5,857	4,739

Total liabilities and shareholders’ equity	$53,886	$51,794

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Six months ended June 30
	2007	2006
Cash flows – operating activities:
Net earnings	$1,927	$532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	191	452
Depreciation	676	714
Amortization of other acquired intangibles	77	40
Amortization of debt discount/premium and issuance costs	6	10
Pension expense	503	317
Investment/asset impairment charges, net	5	19
Customer financing valuation (benefit)/provision	(35)	2
Gain on disposal of discontinued operations	(9)
Gain on dispositions/business shutdown, net		(4)
Other charges and credits, net	73	76
Excess tax benefits from share-based payment arrangements	(107)	(118)
Changes in assets and liabilities –
Accounts receivable	(761)	621
Inventories, net of advances and progress billings	(380)	678
Accounts payable and other liabilities	842	549
Advances and billings in excess of related costs	68	338
Income taxes receivable, payable and deferred	821	396
Other long-term liabilities	(4)	(16)
Pension contributions	(523)	(506)
Accrued retiree health care	13	69
Customer financing, net	1,107	398
Other	(128)	(69)

Net cash provided by operating activities	4,362	4,498

Cash flows – investing activities:
Property, plant and equipment additions	(865)	(745)
Property, plant and equipment reductions	17	23
Acquisitions, net of cash acquired	(75)	(111)
Proceeds from dispositions		108
Contributions to investments	(1,838)	(1,047)
Proceeds from investments	1,611	1,126
Other	(62)

Net cash used by investing activities	(1,212)	(646)

Cash flows – financing activities:
New borrowings	10	1
Debt repayments	(893)	(627)
Stock options exercised, other	151	203
Excess tax benefits from share-based payment arrangements	107	118
Common shares repurchased	(946)	(929)
Dividends paid	(552)	(481)

Net cash used by financing activities	(2,123)	(1,715)

Effect of exchange rate changes on cash and cash equivalents	11	18

Net increase in cash and cash equivalents	1,038	2,155

Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$7,156	$7,567

Non-cash investing and financing activities:
Capital lease obligations incurred		$356

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance January 1, 2006	$5,061	$4,371	$(11,075)	$(2,796)	$17,276	$(1,778)	$11,059

Net earnings					2,215		2,215
Unrealized gain on derivative instruments, net of tax of $(16)						23	23
Unrealized gain on certain investments, net of tax of $(7)						13	13
Reclassification adjustment for gains realized in net earnings, net of tax of $23						(39)	(39)
Minimum pension liability adjustment, net of tax of $(1,116)						1,733	1,733
Currency translation adjustment						73	73

Comprehensive income							4,018

SFAS 158 transition amount, net of tax of $5,195						(8,242)	(8,242)
Share-based compensation		487					487
ShareValue Trust activity		(20)		(259)			(279)
Tax benefit related to share-based plans		36					36
Excess tax pools		325					325
Treasury shares issued for stock options exercised, net		(51)	345				294
Treasury shares issued for other share-based plans, net		(493)[1]	270				(223)
Treasury shares repurchased			(1,698)				(1,698)
Treasury shares transfer			(301)	301
Cash dividends declared ($1.25 per share)					(991)		(991)
Dividends related to Performance Share payout					(47)		(47)

Balance December 31, 2006	$5,061	$4,655	$(12,459)	$(2,754)	$18,453	$(8,217)	$4,739

Net earnings					1,927		1,927
Unrealized gain on derivative instruments, net of tax of $(41)						69	69
Unrealized loss on certain investments, net of tax of $5						(10)	(10)
Reclassification adjustment for gains realized in net earnings, net of tax of $4						(6)	(6)
Currency translation adjustment						29	29
Pension liability adjustment, net of tax of $(195)						335	335

Comprehensive income							2,344

Share-based compensation		178					178
ShareValue Trust activity		228		(228)
Tax benefit related to share-based plans		16					16
Excess tax pools		49					49
Treasury shares issued for stock options exercised, net		(23)	174				151
Treasury shares issued for other share-based plans, net		(204)[1]	134				(70)
Treasury shares repurchased			(980)				(980)
Cash dividends declared ($.70 per share)					(552)		(552)
Dividends related to Performance Share payout					(7)		(7)
FIN 48 transition amount					(11)		(11)

Balance June 30, 2007	$5,061	$4,899	$(13,131)	$(2,982)	$19,810	$(7,800)	$5,857

1 Includes transfers of Shareholders’ equity of $151 and $224, primarily to other liabilities for employee withholding taxes during 2007 and 2006.

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Revenues:
Commercial Airplanes	$16,262	$14,166	$8,707	$7,113
Integrated Defense Systems:
Precision Engagement and Mobility Systems	6,703	6,435	3,422	3,344
Network and Space Systems	5,799	5,682	2,943	2,937
Support Systems	3,200	2,843	1,616	1,493

Total Integrated Defense Systems	15,702	14,960	7,981	7,774
Boeing Capital Corporation	422	480	209	243
Other	144	158	72	71
Accounting differences/eliminations	(137)	(514)	59	(215)

Total revenues	$32,393	$29,250	$17,028	$14,986

Earnings from operations:
Commercial Airplanes	$1,666	$1,422	$960	$719
Integrated Defense Systems:
Precision Engagement and Mobility Systems	828	453	406	(15)
Network and Space Systems	418	259	256	108
Support Systems	392	414	192	216

Total Integrated Defense Systems	1,638	1,126	854	309
Boeing Capital Corporation	143	132	70	62
Other	(32)	(151)	(30)	(90)
Unallocated expense	(600)	(1,047)	(348)	(477)
Settlement with U.S. Department of Justice, net of accruals		(571)		(571)

Earnings/(loss) from operations	2,815	911	1,506	(48)
Other income, net	216	192	125	106
Interest and debt expense	(92)	(136)	(46)	(67)

Earnings/(loss) before income taxes	2,939	967	1,585	(9)
Income tax expense	(1,017)	(435)	(536)	(151)

Net earnings/(loss) from continuing operations	1,922	532	1,049	(160)
Net gain on disposal of discontinued operations, net of taxes of $4 and $1	5		1

Net earnings/(loss)	$1,927	$532	$1,050	$(160)

Research and development expense:
Commercial Airplanes	$1,557	$1,056	$769	$526
Integrated Defense Systems:
Precision Engagement and Mobility Systems	220	201	110	98
Network and Space Systems	149	157	76	80
Support Systems	47	48	24	22

Total Integrated Defense Systems	416	406	210	200
Other	15	25	10	13

Total research and development expense	$1,988	$1,487	$989	$739

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “we”, “us”, “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended June 30, 2007, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. Certain amounts in prior periods have been reclassified to conform to the current period’s presentation.

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

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Weighted average shares outstanding	756.1	760.9	755.2	761.3
Participating securities	8.3	10.9	8.3

Basic weighted average shares outstanding	764.4	771.8	763.5	761.3
Dilutive potential common shares	12.9	20.6	13.5

Diluted weighted average shares outstanding	777.3	792.4	777.0	761.3

As a result of incurring a net loss for three months ended June 30, 2006, participating securities of 11.6 million and potential common shares of 19.3 million were excluded from diluted earnings per share because the effect would have been anti-dilutive.

The numerator used to compute diluted earnings per share is as follows:

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Net earnings/(loss)	$1,927	$532	$1,050	$(160)
Expense related to diluted shares	2	11	2

Total numerator	$1,929	$543	$1,052	$(160)

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

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Stock options	4.0	4.7	5.3	6.2
Performance Shares	1.8	6.5	1.8	6.5
Performance Awards	2.8	1.7	2.8	1.7
ShareValue Trust	26.2	27.1	25.8	26.8

Note 4 – Income Taxes

The effective tax rates were 34.6% and 45.0% for the six months ended June 30, 2007 and 2006. The decrease in the effective tax rate as compared with the prior year was primarily due to the global settlement with the U.S. Department of Justice in the second quarter of 2006, which was not deducted for tax purposes and research and development credits that existed in 2007 but not in 2006. This was partially offset by Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits that existed in 2006 but did not recur in 2007 and other income tax provision adjustments.

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

In conjunction with adoption of FIN 48, we classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in Other income. Penalties and tax-related interest expense are reported as a component of Income tax expense. As of June 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $98 and $64.

As of June 30 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1998-2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2001-2006 tax years, none of which were individually material. We are in the final stages of IRS examination for the 2002 and 2003 tax years, and have filed appeals with the IRS for 1998 – 2001. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of June 30 and January 1, 2007, the total amount of unrecognized tax benefits was $1,168 and $1,088, of which $937 and $905 would affect the effective tax rate, if recognized. If tax matters for 1998-2006 settle with the IRS within the next 12 months, the total amounts of unrecognized tax benefits may increase or decrease for all open tax years. Settlement could increase earnings in an amount up to $130 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 5 – Inventories

Inventories consisted of the following:

	June 30 2007	December 31 2006
Long-term contracts in progress	$12,647	$12,329
Commercial aircraft programs[1]	10,121	8,743
Commercial spare parts, used aircraft, general stock materials and other	3,383	2,888

	26,151	23,960
Less advances and progress billings	(17,671)	(15,855)

	$8,480	$8,105

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $1,021 and $299 as of June 30, 2007 and $871 and $329 as of December 31, 2006.

Delta launch program inventories of $1,860 that will be sold at cost to United Launch Alliance L.L.C (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories at June 30, 2007 and December 31, 2006. See Note 8.

Inventory balances included $234 subject to claims or other uncertainties relating to the A-12 program as of June 30, 2007 and December 31, 2006. See Note 9.

Note 6 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Components of net periodic benefit cost – pensions
Service cost	$479	$453	$241	$227
Interest cost	1,341	1,248	671	624
Expected return on plan assets	(1,749)	(1,722)	(876)	(865)
Amortization of prior service costs	99	94	50	47
Recognized net actuarial loss	381	456	190	228

Net periodic benefit cost – pensions	$551	$529	$276	$261

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Components of net periodic benefit cost – other postretirement benefits
Service cost	$68	$72	$34	$36
Interest cost	236	218	118	109
Expected return on plan assets	(4)	(4)	(2)	(2)
Amortization of prior service costs	(44)	(46)	(22)	(23)
Recognized net actuarial loss	80	66	40	33

Net periodic benefit cost – other postretirement benefits	$336	$306	$168	$153

During the six months ended June 30, 2007 and 2006, we made pension contributions of $523 and $500. Additional pension contributions are possible in 2007. We expect to contribute approximately $17 to our other postretirement benefit plans in 2007. During the six months ended June 30, 2007 and 2006, we made contributions to our other postretirement benefit plans of $7 and $11.

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

N ote 7 – Share-Based Compensation and Other Compensation Arrangements

Performance Shares

A total of 4,828,847 Performance Shares with a total market value of $469 were converted or deferred during the six months ended June 30, 2007. A total of 1,410,465 Performance Shares expired related to the 2002 grant during the three months ended March 31, 2007.

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

Performance Awards

During the three months ended March 31, 2007, we also granted Performance Awards to our executives that payout based on the achievement of financial goals for the three-year period ending December 31, 2009. The minimum amount is zero and the maximum amount we could be required to payout for the 2007 Performance Awards is $282.

N ote 8 – Arrangements with Off-Balance Sheet Risk

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

As of June 30, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,279	$4,273	$7
Indemnifications to ULA	1,537		7
Residual value guarantees	103	95	16
Credit guarantees related to the Sea Launch venture	461	277	184
Other credit guarantees	51	15
Performance guarantees	48	20

As of December 31, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,164	$4,155	$7
Indemnifications to ULA	1,664		7
Residual value guarantees	252	215	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	31	17
Performance guarantees	47	20

*	Amounts included in Accounts payable and other liabilities

Contingent repurchase commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

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

In December 2006, we agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $128 of inventories that were contributed by us. Although we believe that inventories will be recoverable based on our assessment of the mission manifest, losses could occur if the manifest is reduced and the inventories are not recovered by ULA.

ULA’s launch offerings include the Delta II, Delta IV and Atlas V vehicles. As part of its integration ULA is assessing its portfolio of launch offerings, which may impact future launch offerings, including the Delta II program. There is approximately $190 of Delta II inventory that is not related to firm orders. Decisions regarding these matters could reduce future earnings.

Residual value guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within 6 to 11 years.

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

Other credit guarantees We have issued credit guarantees, principally to facilitate the sale of commercial aircraft. Under these arrangements, we are obligated to make payments to a guaranteed party in the event that lease or loan payments are not made by the original lessee or debtor. A substantial portion of these guarantees has been extended on behalf of original lessees or debtors with less than investment-grade credit. Our commercial aircraft credit-related guarantees are collateralized by the underlying commercial aircraft. Current outstanding credit guarantees expire within the next 8 years.

Performance guarantees We have outstanding performance guarantees issued in conjunction with joint venture investments. Pursuant to these guarantees we would be required to make payments in the event a third-party fails to perform specified services. We have guarantees from the other venture partners who are obligated to reimburse us for a portion of any guarantee payments we may make related to the performance guarantee. Current performance guarantees expire within the next 10 years.

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

Product warranties

The following table summarizes product warranty activity recorded during the six months ended June 30, 2007 and 2006.

	Product Warranty Liabilities*
	2007	2006
Beginning balance – January 1	$761	$784
Additions for new warranties	92	79
Reductions for payments made	(108)	(102)
Changes in estimates	153	40

Ending balance – June 30	$898	$801

*	Amounts included in Accounts payable and other liabilities.

N ote 9 – Legal Proceedings

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the Team) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of June 30, 2007, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

On August 31, 2001, the U.S. Court of Federal Claims issued a decision after trial upholding the government’s default termination of the A-12 contract. The court did not, however, enter a money judgment for the U.S. government on its claim for unliquidated progress payments. In 2003, the Court of Appeals for the Federal Circuit, finding that the trial court had applied the wrong legal standard, vacated the trial court’s 2001 decision and ordered the case sent back to that court for further proceedings. On May 3, 2007, the U.S. Court of Federal Claims issued a decision upholding the government’s default termination of the A-12 contract. We believe that the ruling raises serious issues for appeal, and on May 4, 2007 we filed a Notice of Appeal with the Court. This follows an earlier trial court decision in favor of the Team and reversal of that initial decision on appeal.

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,310). In that event, our loss would total approximately $1,602 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,071, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of June 30, 2007.

Final resolution of the A-12 litigation will depend on the outcome of further proceedings or possible negotiations with the U.S. government.

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

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, Boeing filed a lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that the Company has the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

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

BSSI/ICO litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (BSSI) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (ICO) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract, and other claims, and seeking recovery of all amounts paid to BSSI under the contracts, which are alleged to be approximately $2,000; ICO added Boeing to the suit as a defendant approximately one year later. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. On May 11, 2007, the matter was bifurcated for trial, with equitable issues (claims for declaratory relief, duress and unfair competition) set for court trial in November 2007 and legal issues (claims for breach of contract and fraud) set for jury trial in March 2008. We believe that ICO’s claims lack merit and intend to aggressively pursue our claims.

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

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit and the coverage action was stayed by court order on May 25, 2007, pending completion of the arbitration.

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

On April 26, 2007, a group of our insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the threatened Telesat Anik F1 arbitration. We believe the insurers’ position lacks merit and intend to vigorously litigate the coverage issue if the Telesat arbitration goes forward.

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

Note 10 – Other Commitments and Contingencies

Commercial aircraft commitments

In conjunction with signing a definitive agreement for the sale of new aircraft (Sale Aircraft), we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $1,093 and $1,162 as of June 30, 2007 and December 31, 2006. Based on the best market information available at December 31, 2006, it was probable that we would be obligated to perform on trade-in commitments with net amounts payable to customers totaling $19. There were no probable contractual trade-in commitments as of June 30, 2007. Trade-in commitment agreements have expiration dates from 2008 through 2015.

Environmental matters and other contingencies

The costs incurred and expected to be incurred in connection with environmental remediation activities have not had, and are not expected to have, a material adverse effect on us. With respect to results of operations, related charges have averaged less than 1% of historical annual revenues. Although not considered probable or reasonably estimable at this time, it is reasonably possible that we may incur additional remediation charges because of regulatory complexities and the risk of unidentified contamination. Although not considered probable, should we incur remediation charges at the high level of the range of potential exposure, we anticipate that the additional charges would be less than 2% of historical annual revenues.

Included in other liabilities is $1,109 and $1,254 as of June 30, 2007 and December 31, 2006 attributable to liabilities we have established for legal, environmental, and other contingencies we deem probable and estimable.

Discontinued operations and business shutdowns

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of BCC’s Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. As of June 30, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $221. As of June 30, 2007 and December 31, 2006, the accrued liability under the loss sharing arrangement was $71 and $78.

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Potential C-17 shut-down

As of June 30, 2007 we delivered 166 of the 190 C-17 aircraft ordered by the United States Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we stopped procurement for any new C-17 aircraft not under contract or firmly committed. However, in June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the recent direction to key suppliers to begin working on the additional 10 aircraft.

Customer financing exposure and commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	June 30 2007	December 31 2006
717 Aircraft ($742 and $760 accounted for as operating leases)*	$2,543	$2,595
757 Aircraft ($872 and $904 accounted for as operating leases)*	1,108	1,167
767 Aircraft ($198 and $201 accounted for as operating leases)	621	740
777 Aircraft ($0 accounted for as operating leases)	175	718
MD-11 Aircraft ($541 and $555 accounted for as operating leases)*	630	645
737 Aircraft ($509 and $550 accounted for as operating leases)	544	583

* Out of production aircraft

Financing commitments totaled $10,065 and $10,164 as of June 30, 2007 and December 31, 2006. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

As of June 30, 2007 and December 31, 2006, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $199 and $323. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of June 30, 2007 and December 31, 2006, Accounts payable and other liabilities included less than $1 and $65 attributable to adverse commitments under these lease arrangements.

Sea Launch

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight in late 2007. We continue to look at alternative capital structures for the venture. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200. As of June 30, 2007, we have received insurance proceeds of $142. New Skies Satellites B.V. (New Skies) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect the launch anomaly or New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

Financing commitments

We and Lockheed Martin Corporation (Lockheed) have agreed to make available to ULA a line of credit in the amount of up to $200 each as may be necessary from time to time to support ULA’s business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of June 30, 2007.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,622 and $4,368 as of June 30, 2007 and December 31, 2006.

N ote 11 – Business Segment Data

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

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
Commercial Airplanes	$256	$604	$45	$301
Boeing Capital Corporation	55	61	27	30
Other	2	3		2

Total	$313	$668	$72	$333

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Six months ended June 30		Three months ended June 30
Unallocated expense	2007	2006	2007	2006
Share-based plans expense	$(169)	$(443)	$(133)	$(248)
Deferred compensation expense	(63)	(147)	(53)	(38)
Pension	(271)	(180)	(141)	(78)
Postretirement	(59)	(29)	(27)	(13)
Capitalized interest	(23)	(23)	(14)	(4)
Other	(15)	(225)	20	(96)

Total	$(600)	$(1,047)	$(348)	$(477)

Assets	June 30 2007	December 31 2006
Commercial Airplanes	$11,274	$10,296
Integrated Defense Systems:
Precision Engagement and Mobility Systems	5,394	4,718
Network and Space Systems	6,998	7,232
Support Systems	2,785	2,721

Total Integrated Defense Systems	15,177	14,671
Boeing Capital Corporation	6,993	7,987
Other	6,891	6,923
Unallocated	13,551	11,917

Total assets	$53,886	$51,794

Liabilities

Commercial Airplanes	$14,252	$13,109
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,967	3,849
Network and Space Systems	1,391	1,563
Support Systems	1,272	1,397

Total Integrated Defense Systems	6,630	6,809
Boeing Capital Corporation	5,203	6,082
Other	225	368
Unallocated	21,719	20,687

Total liabilities	$48,029	$47,055

Note 12 – Subsequent Events

On July 24, 2007 we and Lockheed reached agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Before becoming effective, certain matters of the agreements between us and Lockheed are subject to final clearance by the Compliance Officer appointed under the Consent Order with the U.S. Federal Trade Commission relating to the formation of ULA. Resolution of these matters in accordance with the terms of the agreements executed by us and Lockheed will result in additional contributions from both parties with us contributing an additional $97. The amount due from us will be offset against future payments due to us from ULA associated with an inventory supply agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006, of cash flows for the six-month periods ended June 30, 2007 and 2006, and of shareholders’ equity for the six-month period ended June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

July 24, 2007

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop and timely produce the 787 and 747-8 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. government or international government defense and space budgets on our revenues;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

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

Please see Item 1, “Business” and Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our forward-looking statements. This report includes important information as to these risks in the “Legal Proceedings” and in the Notes to Condensed Consolidated Financial Statements included herein. Additional important information as to these risks is also included in this report in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations:

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$32,393	$29,250	$17,028	$14,986
Earnings/(loss) from operations	$2,815	$911	$1,506	$(48)
Operating margins	8.7%	3.1%	8.8%	(0.3)%
Effective income tax rate	34.6%	45.0%	33.8%	N.M. *
Net earnings from continuing operations	$1,922	$532	$1,049	$(160)

* – Not Meaningful

			June 30 2007	December 31 2006
Contractual backlog			$248,216	$216,567
Unobligated backlog			$30,288	$33,717

Revenues

The following table summarizes revenues:

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Commercial Airplanes	$16,262	$14,166	$8,707	$7,113
Integrated Defense Systems	15,702	14,960	7,981	7,774
Boeing Capital Corporation	422	480	209	243
Other	144	158	72	71
Accounting differences/eliminations	(137)	(514)	59	(215)

Revenues	$32,393	$29,250	$17,028	$14,986

Revenues for the six and three months ended June 30, 2007 grew by $3,143 million and $2,042 million compared with the same periods in 2006, primarily due to the growth at Commercial Airplanes. Commercial Airplanes revenues increased by $2,096 million and $1,594 million, primarily due to higher new airplane deliveries and increased modification services and spares business. Integrated Defense Systems (IDS) revenues increased by $742 million and $207 million due to higher deliveries in Precision Engagement & Mobility Systems (PE&MS) and higher volume in Support Systems offset by reduced revenues resulting from the exclusion of military Delta volume, now a component of our equity investment in United Launch Alliance (ULA). Boeing Capital Corporation (BCC) revenues decreased, by $58 million and $34 million, primarily due to a decrease in the customer financing portfolio. Accounting differences/eliminations changed by $377 million and $274 million primarily due to fewer Commercial Airplanes intercompany deliveries when compared with the same periods in 2006.

Earnings from Operations

The following table summarizes earnings from operations:

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Commercial Airplanes	$1,666	$1,422	$960	$719
Integrated Defense Systems	1,638	1,126	854	309
Boeing Capital Corporation	143	132	70	62
Other	(32)	(151)	(30)	(90)
Unallocated expense	(600)	(1,047)	(348)	(477)
Settlement with U.S. Department of Justice		(571)		(571)

Earnings/(loss) from operations	$2,815	$911	$1,506	$(48)

Operating earnings for the six and three months ended June 30, 2007 improved by $1,904 million and $1,554 million compared with the same periods in 2006. The increase is primarily due to the global settlement with U.S. Department of Justice and charges taken in the PE&MS segment that occurred in the second quarter of 2006. Commercial Airplanes earnings increased by $244 million and $241 million compared with the same periods in 2006, primarily due to higher sales from new airplane deliveries, aircraft modification services, spares sales, and improved cost performance offset by increased research and development expense. Commercial Airplanes’ research and development expense increased by $501 million to $1,557 million during the six months and $243 million to $769 million during the three months ended June 30, 2007 compared with the same periods in 2006, primarily due to spending on the 787 and 747-8 programs. IDS earnings increased by $512 million and $545 million primarily due to charges of $496 million in the PE&MS segment that were taken in the second quarter of 2006. BCC operating earnings increased $11 million and $8 million reflecting lower expenses and improvements in aircraft valuations, partially offset by lower revenues. Other segment earnings improved by $119 million and $60 million primarily due to the absence of losses related to our Connexion by Boeing business, which we exited during the third quarter of 2006. The most significant expense items not allocated to segments are shown in the table below.

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Pension and postretirement expense	$(330)	$(209)	$(168)	$(91)
Share-based plans expense	(169)	(443)	(133)	(248)
Deferred compensation expense	(63)	(147)	(53)	(38)
Other expense	(38)	(248)	6	(100)

Unallocated expense	$(600)	$(1,047)	$(348)	$(477)

We recorded net periodic benefit cost related to pensions of $551 million and $529 million for the six months ended June 30, 2007 and 2006. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $503 million and $317 million for the six months ended June 30, 2007 and 2006. A portion of pension expense is recorded in the business segments and the remainder is included in unallocated pension expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and postretirement expense increased during the six and three months ended June 30, 2007 when compared with the same periods of the prior year primarily due to increased overall pension costs recognized in inventory as of December 31, 2006, which are subsequently expensed in cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to lower Performance Shares outstanding during the six and three months ended June 30, 2007 and higher expense acceleration during the six and three months ended June 30, 2006, resulting from ten payouts compared with five payouts in 2007. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price. Other expense decreased partly due to reduced intercompany profit elimination as a result of fewer intercompany deliveries during the three and six months ended June 30, 2007 when compared with the same periods of 2006.

Other Earnings Items

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Earnings/(loss) from operations	$2,815	$911	$1,506	$(48)
Other income, net	216	192	125	106
Interest and debt expense	(92)	(136)	(46)	(67)

Earnings/(loss) before income taxes	2,939	967	1,585	(9)
Income tax expense	(1,017)	(435)	(536)	(151)

Net earnings/(loss) from continuing operations	$1,922	$532	$1,049	$(160)

Other income for the six and three months ended June 30, 2007 increased $24 million and $19 million compared with the same periods in 2006 as a result of increases in average principal balances and higher average rates of return on cash and investments. Interest and debt expense for the six and three months ended June 30, 2007 decreased $44 million and $21 million compared with the same periods in 2006, primarily due to capitalization of interest and debt repayments.

Our effective tax rates were 34.6% and 45.0% for the six months ended June 30, 2007 and 2006. The decrease in the effective tax rate was primarily due to the global settlement with the U.S. Department of Justice in the second quarter of 2006, which was not deducted for tax purposes and research and development credits that existed in 2007 but not in 2006. This was partially offset by Foreign Sales Corporation (FSC) and Extraterritorial Income (ETI) exclusion tax benefits that existed in 2006, but did not recur in 2007, and other income tax provision adjustments.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed, and unobligated U.S. and foreign government contract funding. The increase in contractual backlog during the six months ended June 30, 2007 was primarily due to orders in excess of deliveries on Commercial Airplane programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the six months ended June 30, 2007 is primarily due to funding released from existing contracts on Future Combat Systems (FCS), Proprietary, Ground Based Midcourse Defense (GMD) and C-17 partially offset by an increase in our space flight operations contract.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$16,262	$14,166	$8,707	$7,113
Earnings from operations	$1,666	$1,422	$960	$719
Operating margins	10.2%	10.0%	11.0%	10.1%

			June 30 2007	December 31 2006
Contractual backlog			$207,730	$174,276

Revenues

Revenues for the six and three months ended June 30, 2007 increased by $2,096 million and $1,594 million compared with the same periods of 2006. This increase in revenue was primarily attributable to higher sales of $1,112 million and $1,083 million from new airplane deliveries and increased modification services and spares business of $861 million and $445 million, partially generated by the acquisition of Aviall during the third quarter of 2006. The remaining increase in revenue of $123 million and $66 million was primarily from aircraft trading.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	767	777	Total
Deliveries during the first six months of 2007			169	7	6	38	220
Deliveries during the first six months of 2006	5	(3)	142	8	6	34	195
Deliveries during the second quarter of 2007			86	4	3	21	114
Deliveries during the second quarter of 2006	3	(1)	70	4	3	17	97
Cumulative deliveries as of 6/30/2007	155		2,305	1,387	953	642

Aircraft accounted for under operating lease on a consolidated basis are in parentheses.

Earnings from Operations and Margins

Earnings from operations for the six and three months ended June 30, 2007 increased by $244 million and $241 million while operating margins improved by 0.2 and 0.9 percentage points to 10.2% and 11.0% compared with the same periods of 2006. The increases were primarily due to earnings of $381 million and $328 million from sales related to new airplane deliveries and increased earnings of $246 million and $130 million from aircraft modification services and spares sales. In addition, $118 million and $26 million primarily from improved cost performance over all business units were offset by $501 million and $243 million of increased research and development expense.

Our research and development expense was $1,557 million and $769 million for the six and three months ended June 30, 2007, an increase of $501 million and $243 million compared with the same periods of 2006. This increase in research and development expense was primarily due to increased spending on the 787 and 747-8 programs and receiving no cost sharing payments from suppliers for the six and three months ended June 30, 2007. For the six and three months ended June 30, 2006, supplier development cost sharing payments received were $101 million.

Backlog

The increase in contractual backlog during the six months ended June 30, 2007 compared with December 31, 2006 was primarily due to orders in excess of deliveries on all programs.

Accounting quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 6/30/2007	737 NG	747	767	777	787
Program accounting quantities	3,600	1,474	994	950	*
Undelivered units under firm orders	1,630	118	58	331	637
Cumulative firm orders (CFO)	3,935	1,505	1,011	973
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 3/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,400	1,474	994	900	*
Undelivered units under firm orders	1,515	122	61	322	514
Cumulative firm orders (CFO)	3,734	1,505	1,011	943
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2006	737 NG	747	767	777	787
Program accounting quantities	3,200	1,449	985	900	*
Undelivered units under firm orders	1,560	116	28	299	448
Cumulative firm orders (CFO)	3,696	1,496	975	903
Anticipated orders	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2008.

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation The accounting quantity for the 737 Next-Generation (NG) program increased by 200 units during the three months ended June 30, 2007 and by 400 units for the six months ended June 30, 2007. This is due to the program’s normal progression of obtaining additional orders and delivering aircraft.

747 Program There was no change to the accounting quantity for the 747 program during the second quarter of 2007. In 2006 we completed firm configuration of the 747-8 freighter and the same is expected for the passenger version during 2007. There are inherent risks associated with the development and production of any airplane, which can impact expectations. Deliveries of the first 747-8 freighter and Intercontinental passenger airplane are targeted for late 2009 and late 2010.

767 Program There was no change to the accounting quantity for the 767 program during the second quarter of 2007. The accounting quantity increased by nine units during the three months ended March 31, 2007, due to obtaining firm orders for 767-300 Extended Range Freighters.

777 Program The accounting quantity for the 777 program increased by 50 units during the three months ended June 30, 2007 due to the program’s normal progression of obtaining additional orders and delivering aircraft.

787 Program We continue to address and manage pressures with respect to weight, schedule and supplier implementation as we continue through the very critical final assembly and software and system integration phases. Rollout occurred in July, first flight is targeted to occur by the end of September and entry into service is scheduled for May 2008. We are investing additional research and development to support completion of the testing required to meet our delivery schedule. While the risks inherent in the latter stages of major airplane development programs remain, we continue to expect delivery of the 787 on schedule and in accordance with its contractual obligations.

INTEGRATED DEFENSE SYSTEMS

IDS Realignment

Effective January 1, 2007, the B-1 bomber program (formerly included in PE&MS) and certain Boeing Australia Limited programs (formerly included in N&SS) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$15,702	$14,960	$7,981	$7,774
Operating earnings	$1,638	$1,126	$854	$309
Operating margins	10.4%	7.5%	10.7%	4.0%

			June 30 2007	December 31 2006
Contractual backlog			$40,486	$42,291
Unobligated backlog			$29,977	$33,424

Revenues

IDS revenues for the six and three months ended June 30, 2007 increased by $742 million and $207 million, an increase of 5% and 3% from the same periods in 2006 resulting from higher deliveries in the PE&MS segment and higher volume in the Support Systems segment.

Earnings from Operations

IDS operating earnings for the six and three months ended June 30, 2007 increased by $512 million and $545 million and operating margins increased by 2.9% and 6.7% when compared with the same periods in 2006. Increases are primarily due to $496 million in additional charges in our PE&MS segment in the second quarter of 2006 resulting from technical and flight test issues on the Airborne Early Warning and Control (AEW&C) development program.

Backlog

IDS’ total backlog was $70,463 million at June 30, 2007, down $5,252 million from $75,715 million at December 31, 2006. The decrease was primarily due to current year deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, F/A-18, and C-17. The decreases were partially offset by an increase in our space flight operations contract.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, E/A-18G, Family of Beyond Line-of-Sight Terminals, FCS, GMD, Joint Tactical Radio System, P-8A, and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite on-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated fees. Examples of these programs include AEW&C, international 767 Tankers, commercial and military satellites, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$6,703	$6,435	$3,422	$3,344
Operating earnings	$828	$453	$406	$(15)
Operating margins	12.4%	7.0%	11.9%	(0.4)%

			June 30 2007	December 31 2006
Contractual backlog			$21,688	$24,739
Unobligated backlog			$8,443	$8,962

Revenues

PE&MS revenues for the six and three months ended June 30, 2007 increased by $268 million and $78 million, an increase of 4% and 2% compared with the same periods in 2006 due to increased deliveries of Chinook and F-15 aircraft and increased volume on the P-8A and F-22 programs, partially offset by lower Apache deliveries.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications, were as follows:

	Six months ended June 30		Three months ended June 30
	2007	2006	2007	2006
F/A-18E/F Super Hornet	22	21	11	11
T-45TS Goshawk	5	7	3	3
F-15E Eagle	3		3
C-17 Globemaster	8	8	4	4
CH-47 Chinook	6		1
AH-64 Apache	8	14	4	5
C-40A Clipper	2	1	1	1

Total New-Build Production Aircraft	54	51	27	24

Earnings from Operations

PE&MS operating earnings for the six and three months ended June 30, 2007 increased by $375 million and $421 million. The increases are primarily due to higher earnings in 2007 on tactical aircraft and rotorcraft programs and the second quarter 2006 charge on the AEW&C development program. The six and three month increases were partially offset by lower price escalation on the C-17 program and revised cost estimates on the international tanker program.

Backlog

PE&MS total backlog was $30,131 million as of June 30, 2007, a decrease of 11% from December 31, 2006. The decrease was due to deliveries and sales on multi-year contracts awarded in prior years for F/A-18, C-17, F-22, and P-8A.

Additional Considerations

Items which could have a future impact on PE&MS operations include the following:

AEW&C We recorded charges of $496 million in the second quarter of 2006 and $274 million in the fourth quarter of 2006 on our international AEW&C program. This development program, also known as Wedgetail in Australia and Peace Eagle in Turkey, consists of a 737-700 aircraft outfitted with a variety of command and control and advanced radar systems, some of which have never been installed on an airplane before. Wedgetail includes six aircraft and Peace Eagle includes four aircraft. This is an advanced and complex fixed-price development program involving technical challenges at the individual subsystem level and in the overall integration of these subsystems into a reliable and effective operational capability. We believe that the cost estimates incorporated in the financial statements are appropriate; however, the technical complexity of the programs creates financial risk as additional completion costs may be necessary or scheduled delivery dates could be missed.

International KC-767 Tanker Program During the first and second quarters of 2007, the PE&MS segment recorded charges on the international 767 Tanker program, which were partially offset at the consolidated level. Currently the international Tanker program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. These charges are associated with additional estimated costs for mitigating both the risks on the flight test program and the delivery risk associated with the Italy and Japan contracts. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or scheduled delivery dates could be missed.

C-17 As of June 30, 2007, we delivered a total of 166 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we stopped procurement for any new C-17 aircraft not under contract or firmly committed. However, in June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the recent direction to key suppliers to begin working on the additional 10 aircraft.

Network and Space Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$5,799	$5,682	$2,943	$2,937
Operating earnings	$418	$259	$256	$108
Operating margins	7.2%	4.6%	8.7%	3.7%

			June 30 2007	December 31 2006
Contractual backlog			$9,148	$7,838
Unobligated backlog			$20,664	$23,723

Revenues

N&SS revenues for the six and three months ended June 30, 2007 increased by $117 million and $6 million, an increase of 2% and less than 1% compared with the same periods in 2006. Exclusion of military Delta volume, now a component of our equity investment in ULA, reduced revenues for both the six and three month periods. Increased volume in the first half of 2007 on several satellite programs and a Delta commercial launch in the second quarter of 2007 offset the reductions from ULA.

Earnings from Operations

N&SS operating earnings for the six and three months ended June 30, 2007 increased by $159 million and $148 million, a 61% and 137% increase from the same periods in 2006. The increase in 2007 is primarily due to significant items that occurred in the first six months of 2006, such as losses of $109 million (including $74 million recorded in the second quarter of 2006) on the Delta IV program due to a settlement of an EELV launch capability services contract and Mission Manifest changes in quantity and timing of launches. Charges from revised cost estimates on Wideband Global SATCOM and Vigilare, both fixed priced development programs, further reduced 2006 earnings.

Backlog

N&SS total backlog was $29,812 million at June 30, 2007, a decrease of 6% from December 31, 2006. Decreases due to revenues recognized on the FCS and Proprietary programs were partially offset by an increase in our space flight operations contract.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (Lockheed) to create a 50/50 joint venture named United Launch Alliance L.L.C. (ULA). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we initially contributed net assets of $914 million at December 1, 2006. On July 24, 2007 we and Lockheed reached agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Before becoming effective, certain matters of the agreements between us and Lockheed are subject to final clearance by the Compliance Officer appointed under the Consent Order with the U.S. Federal Trade Commission relating to the formation of ULA. Resolution of these matters in accordance with the terms of the agreements executed by us and Lockheed will result in additional contributions from both parties with Boeing contributing an additional $97 million. We do not expect to incur a cash outflow as a result of the settlement. The amount due from us will be offset against future payments due to us from ULA associated with an inventory supply agreement. Additionally, conformed accounting adjustments made by ULA during the quarter resulted in adjustments to ULA’s balance sheet. The book value of our investment exceeds our proportionate share of ULA’s net assets. This difference will be expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 17 years.

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

We agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of inventory subject to the inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $128 million of inventories that were contributed by us. We also indemnified ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $322 million in pre-tax losses related to these contracts.

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

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $483 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$461	$184	$277
Partner loans (principal and interest)	465	279	186
Advances to provide for future launches	19			$19
Trade receivable from Sea Launch	320	320
Performance guarantees	33		20	13
Subcontract termination	8			8
Other receivables from Sea Launch	39	39

	$1,345	$822	$483	$40

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

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight in late 2007. We continue to look at alternative capital structures for the venture. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows.

Satellites The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 million. As of June 30, 2007, we have received insurance proceeds of $142 million and expect to receive the remaining balance in the third quarter of 2007. New Skies Satellites B.V. (New Skies) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect the launch anomaly or New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

See the discussions of Boeing Satellite Systems International, Inc. (BSSI) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada, and Space Communications Corporation in Note 9 Legal Proceedings.

Support Systems

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$3,200	$2,843	$1,616	$1,493
Operating earnings	$392	$414	$192	$216
Operating margins	12.3%	14.6%	11.9%	14.5%

			June 30 2007	December 31 2006
Contractual backlog			$9,650	$9,714
Unobligated backlog			$870	$739

Revenues

Support Systems revenues for the six and three months ended June 30, 2007 increased by $357 million and $123 million, an increase of 13% and 8% compared with the same periods in 2006. The growth in both periods was primarily due to higher Integrated Logistics program volume resulting from the acquisition of Aviall in the third quarter of 2006 and higher international program volume resulting from our increased ownership in Alsalam Aircraft Company which occurred during the second quarter of 2006.

Earnings from Operations

Support Systems operating earnings for the six and three months ended June 30, 2007 decreased by $22 million and $24 million compared with the same periods in 2006. While the operating margin continued at a high level, the operating margins for the six and three months decreased 2.3% and 2.6%, primarily due to changes in the contract mix.

Backlog

Support Systems total backlog was $10,520 million at June 30, 2007, an increase of less than 1% from December 31, 2006. Increases in International Support programs and Training Systems and Services programs were partially offset by decreases due to revenues in Maintenance, Modification and Upgrade programs.

BOEING CAPITAL CORPORATION

Operating Results

	Six months ended June 30		Three months ended June 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$422	$480	$209	$243
Operating earnings	$143	$132	$70	$62
Operating margins	33.9%	27.5%	33.5%	25.5%

Revenues

BCC segment revenues consist principally of interest from financing receivables and notes, lease income from equipment under operating lease and investment income. BCC’s revenues for the six and three months ended June 30, 2007, decreased $58 million and $34 million when compared with the same periods in 2006 primarily due to lower interest income on notes receivable and lower operating lease income, reflecting a lower customer financing portfolio.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the six and three months ended June 30, 2007 increased by $11 million and $8 million reflecting lower interest expense, lower depreciation expense, lower asset impairment expense and improvements in aircraft valuations, which were partly offset by lower revenues.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	June 30 2007	December 31 2006
BCC Customer Financing and Investment Portfolio	$6,997	$8,034
Valuation Allowance as a % of Total Receivables	2.5%	2.4%
Debt	$4,747	$5,590
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at June 30, 2007 decreased from December 31, 2006 due to pre-payment of certain notes receivable, normal portfolio run-off, and the sale of certain portfolio assets. At June 30, 2007 and December 31, 2006, BCC had $114 million and $259 million of assets that were held for sale or re-lease, of which $110 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $60 million are scheduled to terminate in the next 12 months and the related aircraft are being remarketed or leases are being extended.

Restructurings and Restructuring Requests

From time to time, certain BCC customers request a restructuring of their transactions with BCC. BCC has not reached agreement on any restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Other segment losses for the six and three months ended June 30, 2007 were $32 million and $30 million compared with losses of $151 million and $90 million for the same periods of 2006. The increases of $119 million and $60 million for the six and three months ended June 30, 2007 were primarily due to the absence of losses related to our Connexion By Boeing high speed broadband communications business, which we exited during the third quarter of 2006. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow summary

	Six months ended June 30
(Dollars in millions)	2007	2006
Net earnings	$1,927	$532
Non-cash items	1,380	1,508
Changes in working capital	1,055	2,458

Net cash provided by operating activities	4,362	4,498
Net cash used by investing activities	(1,212)	(646)
Net cash used by financing activities	(2,123)	(1,715)
Effect of exchange rate changes on cash and cash equivalents	11	18

Net increase in cash and cash equivalents	1,038	2,155
Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$7,156	$7,567

Operating Activities

Net cash provided by operating activities decreased by $136 million to $4,362 million during the six months ended June 30, 2007, primarily due to increases in receivables and inventories partially offset by increases in operating earnings and lower customer financing.

Investing Activities

Cash used for investing activities increased to $1,212 million during the six months ended June 30, 2007 from $646 million during the six months ended June 30, 2006, primarily due to investment and property, plant and equipment purchases of $791 million and $120 million, partially offset by proceeds from the sale of investments of $485 million. In addition, in the same period of 2006, we received $108 million of proceeds from dispositions.

As of June 30, 2007, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.8 years. The investments balance as of June 30, 2007 is $3,368 million and is classified as available-for-sale.

Financing Activities

Cash used by financing activities increased to $2,123 million during the six months ended June 30, 2007 from $1,715 million during the six months ended June 30, 2006, primarily due to increased debt repayments of $266 million. During the six months ended June 30, 2007, we repaid $893 million of debt, including scheduled repayments of $832 million of debt held at BCC. The recorded balance of debt as of June 30, 2007 was $8,655 million, of which $4,747 million was recorded at BCC. There were no debt issuances during the six months ended June 30, 2007 or 2006.

During the six months ended June 30, 2007, we repurchased 10,529,025 shares at an average price of $93.05 in our open market share repurchase program, and 25,637 shares in stock swaps. During the six months ended June 30, 2006, we repurchased 11,783,600 shares at an average price of $78.81 in our open market share repurchase program, and 32,653 shares in stock swaps. Cash used for treasury share repurchases was $946 million for the six months ended June 30, 2007, compared with $929 million for the same period in 2006.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F-1	P-1	A-1

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of June 30, 2007, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of June 30, 2007, we continue to be in full compliance with all covenants contained in our debt agreements.

CONTRACTUAL OBLIGATIONS UPDATE

Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. As of June 30, 2007, our total liability for income taxes payable, including uncertain tax positions, was $1,578 million, of which $846 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $732 million. See Note 4.

OFF-BALANCE SHEET ARRANGEMENTS

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities. See Note 8 and 10.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, we are a defendant in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 9 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

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

Item 2. Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended June 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
4/01/07 thru 4/30/07	1,313,175	$91.36	1,313,175	$1,892
5/01/07 thru 5/31/07	2,457,000	$95.61	2,457,000	$1,657
6/01/07 thru 6/30/07	2,722,608	$97.36	2,721,640	$1,392
TOTAL	6,492,783	$95.48	6,491,815

(1)

We repurchased an aggregate of 6,491,815 shares of our common stock in the open market pursuant to our repurchase program. On August 28, 2006 our Board of Directors approved the repurchase of $3 billion of common stock (the “Program”). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. Outside of the Program, we purchased an aggregate of 968 shares in swap transactions.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on April 30, 2007.

(b)	In an uncontested election, eleven nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2008. The votes were as follows:

	For	Against
John H. Biggs	651,358,650	8,193,103
John E. Bryson	629,275,282	30,009,553
Arthur D. Collins, Jr.	648,714,330	10,502,260
Linda Z. Cook	651,421,450	8,015,415
William M. Daley	652,086,646	7,388,494
Kenneth M. Duberstein	644,400,885	14,748,237
John F. McDonnell	645,025,752	14,551,753
W. James McNerney, Jr.	654,274,773	6,199,248
Richard D. Nanula	651,991,316	7,346,786
Rozanne L. Ridgway	636,323,840	23,282,864
Mike S. Zafirovski	651,805,242	7,305,696

(c)	The results of voting on Proposals 2 through 11 (as numbered in the 2007 Proxy Statement) were as follows:

2.	Advisory vote on appointment of Deloitte & Touche LLP as independent auditors:

Number of Votes
For	647,002,490
Against	13,827,704
Abstain	10,774,336
Broker non-votes	0

3.	Shareholder proposal on disclosure of foreign military sales:

Number of Votes
For	44,404,918
Against	428,591,905
Abstain	82,367,752
Broker non-votes	116,239,956

4.	Shareholder proposal on human rights policies:

Number of Votes
For	127,128,925
Against	335,723,011
Abstain	92,512,638
Broker non-votes	116,239,956

5.	Shareholder proposal on disclosure of charitable contributions:

Number of Votes
For	48,846,239
Against	429,256,625
Abstain	77,261,710
Broker non-votes	116,239,956

6.	Shareholder proposal on disclosure of political contributions:

Number of Votes
For	131,108,085
Against	335,158,200
Abstain	89,098,290
Broker non-votes	116,239,956

7.	Shareholder proposal on separating the roles of CEO and chairman:

Number of Votes
For	105,752,210
Against	436,996,579
Abstain	12,615,786
Broker non-votes	116,239,956

8.	Shareholder proposal on shareholder rights plans:

Number of Votes
For	138,815,218
Against	403,159,227
Abstain	12,615,786
Broker non-votes	116,240,106

9.	Shareholder proposal on advisory vote on compensation discussion and analysis:

Number of Votes
For	223,214,568
Against	304,774,057
Abstain	27,375,799
Broker non-votes	116,240,106

10.	Shareholderproposal on performance-based stock options:

Number of Votes
For	175,400,860
Against	367,603,554
Abstain	12,360,160
Broker non-votes	116,239,956

11.	Shareholderproposal on recouping unearned management bonuses:

Number of Votes
For	98,212,943
Against	434,443,900
Abstain	22,704,582
Broker non-votes	116,240,106

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

July 24, 2007	/S/ HARRY S. MCGEE III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)