Form 10-Q
period 2007-09-30
BOEING CO
filed 2007-10-24
CIK 12927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 19, 2007, there were 775,062,884 shares of common stock, $5.00 par value, issued and outstanding.

(This number includes 31 million outstanding shares held by the ShareValue Trust which are not eligible to vote.)

THE BOEING COMPANY

FORM 10-Q

For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

I tem 1. Financial Statements

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Dollars in millions except per share data)	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Sales of products	$42,193	$37,539	$14,177	$12,388
Sales of services	6,717	6,450	2,340	2,351

Total revenues	48,910	43,989	16,517	14,739

Cost of products	(33,471)	(30,310)	(11,331)	(9,789)
Cost of services	(5,386)	(5,409)	(1,803)	(2,014)
Boeing Capital Corporation interest expense	(225)	(267)	(73)	(88)

Total costs and expenses	(39,082)	(35,986)	(13,207)	(11,891)

	9,828	8,003	3,310	2,848
Income from operating investments, net	100	95	11	42
General and administrative expense	(2,735)	(3,077)	(931)	(834)
Research and development expense, net	(2,857)	(2,320)	(869)	(833)
Loss on dispositions/business shutdown, net	(22)	(268)	(22)	(272)
Settlement with U.S. Department of Justice, net of accruals		(571)

Earnings from operations	4,314	1,862	1,499	951
Other income, net	355	296	139	104
Interest and debt expense	(139)	(203)	(47)	(67)

Earnings before income taxes	4,530	1,955	1,591	988
Income tax expense	(1,499)	(729)	(482)	(294)

Net earnings from continuing operations	3,031	1,226	1,109	694
Net gain on disposal of discontinued operations, net of taxes of $6 and $2	10		5

Net earnings	$3,041	$1,226	$1,114	$694

Basic earnings per share from continuing operations	$3.98	$1.60	$1.46	$0.90
Net gain on disposal of discontinued operations, net of taxes	0.02		0.01

Basic earnings per share	$4.00	$1.60	$1.47	$0.90

Diluted earnings per share from continuing operations	$3.91	$1.57	$1.43	$0.89
Net gain on disposal of discontinued operations, net of taxes	0.01		0.01

Diluted earnings per share	$3.92	$1.57	$1.44	$0.89

Cash dividends paid per share	$1.05	$0.90	$0.35	$0.30

Weighted average diluted shares (millions)	776.2	789.3	773.4	784.0

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Financial Position

(Unaudited)

(Dollars in millions except per share data)	September 30 2007	December 31 2006

Assets

Cash and cash equivalents	$ 8,948	$ 6,118
Short-term investments	516	268
Accounts receivable, net	5,634	5,285
Current portion of customer financing, net	396	370
Deferred income taxes	2,940	2,837
Inventories, net of advances and progress billings	8,194	8,105

Total current assets	26,628	22,983
Customer financing, net	6,925	8,520
Property, plant and equipment, net of accumulated depreciation of $12,106 and $11,635	8,182	7,675
Goodwill	3,096	3,047
Other acquired intangibles, net	1,750	1,698
Deferred income taxes	823	1,051
Investments	4,053	4,085
Other assets, net of accumulated amortization of $345 and $272	3,330	2,735

Total assets	$ 54,787	$ 51,794

Liabilities and Shareholders’ Equity

Accounts payable and other liabilities	$ 16,536	$ 16,201
Advances and billings in excess of related costs	12,226	11,449
Income taxes payable	1,080	670
Short-term debt and current portion of long-term debt	1,025	1,381

Total current liabilities	30,867	29,701
Accrued retiree health care	7,694	7,671
Accrued pension plan liability	980	1,135
Non-current income taxes payable	879
Other long-term liabilities	406	391
Long-term debt	7,555	8,157
Shareholders’ equity:
Common shares, par value $5.00 – 1,200,000,000 shares authorized;
Shares issued – 1,012,261,159 and 1,012,261,159	5,061	5,061
Additional paid-in capital	5,242	4,655
Treasury shares, at cost – 235,068,046 and 223,522,176	(13,964)	(12,459)
Retained earnings	20,920	18,453
Accumulated other comprehensive loss	(7,569)	(8,217)
ShareValue Trust Shares – 31,246,307 and 30,903,026	(3,284)	(2,754)

Total shareholders’ equity	6,406	4,739

Total liabilities and shareholders’ equity	$ 54,787	$ 51,794

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in millions)	Nine months ended September 30
	2007	2006
Cash flows – operating activities:
Net earnings	$3,041	$1,226
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash items –
Share-based plans expense	266	553
Depreciation	975	1,057
Amortization of other acquired intangibles	116	66
Amortization of debt discount/premium and issuance costs	7	12
Pension expense	781	525
Investment/asset impairment charges, net	5	85
Customer financing valuation (benefit)/provision	(52)	19
Gain on disposal of discontinued operations	(16)
Loss on dispositions/business shutdown, net	22	268
Other charges and credits, net	120	112
Excess tax benefits from share-based payment arrangements	(141)	(118)
Changes in assets and liabilities –
Accounts receivable	(358)	166
Inventories, net of advances and progress billings	(100)	520
Accounts payable and other liabilities	470	(682)
Advances and billings in excess of related costs	747	656
Income taxes receivable, payable and deferred	1,195	757
Other long-term liabilities	1	(45)
Pension contributions	(563)	(520)
Accrued retiree health care	23	73
Customer financing, net	1,254	515
Other	(102)	(187)

Net cash provided by operating activities	7,691	5,058

Cash flows – investing activities:
Property, plant and equipment additions	(1,282)	(1,093)
Property, plant and equipment reductions	22	86
Acquisitions, net of cash acquired	(75)	(1,854)
Proceeds from dispositions		109
Contributions to investments	(2,673)	(1,591)
Proceeds from investments	2,563	1,775
Other	(152)

Net cash used by investing activities	(1,597)	(2,568)

Cash flows – financing activities:
New borrowings	28	1
Debt repayments	(1,007)	(1,098)
Stock options exercised, other	196	227
Excess tax benefits from share-based payment arrangements	141	118
Common shares repurchased	(1,817)	(1,254)
Dividends paid	(826)	(719)

Net cash used by financing activities	(3,285)	(2,725)

Effect of exchange rate changes on cash and cash equivalents	21	21

Net increase/(decrease) in cash and cash equivalents	2,830	(214)
Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$8,948	$5,198

Non-cash investing and financing activities:
Capital lease obligations incurred		$356

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(Dollars in millions except per share data)	Common Stock	Additional Paid-In Capital	Treasury Stock	ShareValue Trust	Retained Earnings	Accumulated Other Comphrehensive Loss	Total
Balance January 1, 2006	$5,061	$4,371	($11,075)	($2,796)	$17,276	($1,778)	$11,059

Net earnings					2,215		2,215
Unrealized gain on derivative instruments, net of tax of $(16)						23	23
Unrealized gain on certain investments, net of tax of $(7)						13	13
Reclassification adjustment for gains realized in net earnings, net of tax of $23						(39)	(39)
Minimum pension liability adjustment, net of tax of $(1,116)						1,733	1,733
Currency translation adjustment						73	73

Comprehensive income							4,018

SFAS 158 transition amount, net of tax of $5,195						(8,242)	(8,242)
Share-based compensation		487					487
ShareValue Trust activity		(20)		(259)			(279)
Tax benefit related to share-based plans		36					36
Excess tax pools		325					325
Treasury shares issued for stock options exercised, net		(51)	345				294
Treasury shares issued for other share-based plans, net		(493)[1]	270				(223)
Treasury shares repurchased			(1,698)				(1,698)
Treasury shares transfer			(301)	301
Cash dividends declared ($1.25 per share)					(991)		(991)
Dividends related to Performance Share payout					(47)		(47)

Balance December 31, 2006	$5,061	$4,655	($12,459)	($2,754)	$18,453	($8,217)	$4,739

Net earnings					3,041		3,041
Unrealized gain on derivative instruments, net of tax of $(51)						86	86
Unrealized gain on certain investments, net of tax of $(4)						5	5
Reclassification adjustment for losses realized in net earnings, net of tax of ($1)						2	2
Currency translation adjustment						63	63
Pension liability adjustment, net of tax of $(296)						492	492

Comprehensive income							3,689

Share-based compensation		239					239
ShareValue Trust activity		530		(530)
Tax benefit related to share-based plans		18					18
Excess tax pools		82					82
Treasury shares issued for stock options exercised, net		(30)	225				195
Treasury shares issued for other share-based plans, net		(252)[1]	155				(97)
Treasury shares repurchased			(1,885)				(1,885)
Cash dividends declared ($.70 per share)					(552)		(552)
Dividends related to Performance Share payout					(11)		(11)
FIN 48 transition amount					(11)		(11)

Balance September 30, 2007	$5,061	$5,242	($13,964)	($3,284)	$20,920	($7,569)	$6,406

1 Includes transfers of Shareholders’ equity of $183 and $224, primarily to other liabilities for employee withholding taxes during 2007 and 2006.

See Notes to Condensed Consolidated Financial Statements.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Summary of Business Segment Data

(Unaudited)

(Dollars in millions)	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Revenues:
Commercial Airplanes	$24,520	$20,859	$8,258	$6,693
Integrated Defense Systems:
Precision Engagement and Mobility Systems	10,063	9,848	3,360	3,413
Network and Space Systems	8,805	8,527	3,006	2,845
Support Systems	4,842	4,377	1,642	1,534

Total Integrated Defense Systems	23,710	22,752	8,008	7,792
Boeing Capital Corporation	619	784	197	304
Other	218	218	74	60
Accounting differences/eliminations	(157)	(624)	(20)	(110)

Total revenues	$48,910	$43,989	$16,517	$14,739

Earnings from operations:
Commercial Airplanes	$2,611	$2,068	$945	$646
Integrated Defense Systems:
Precision Engagement and Mobility Systems	1,232	915	404	462
Network and Space Systems	596	485	178	226
Support Systems	634	605	242	191

Total Integrated Defense Systems	2,462	2,005	824	879
Boeing Capital Corporation	204	254	61	122
Other	(78)	(645)	(46)	(494)
Unallocated expense	(885)	(1,249)	(285)	(202)
Settlement with U.S. Department of Justice, net of accruals		(571)

Earnings from operations	4,314	1,862	1,499	951
Other income, net	355	296	139	104
Interest and debt expense	(139)	(203)	(47)	(67)

Earnings before income taxes	4,530	1,955	1,591	988
Income tax expense	(1,499)	(729)	(482)	(294)

Net earnings from continuing operations	3,031	1,226	1,109	694
Net gain on disposal of discontinued operations, net of taxes of $6 and $2	10		5

Net earnings	$3,041	$1,226	$1,114	$694

Research and development expense:
Commercial Airplanes	$2,192	$1,668	$635	$612
Integrated Defense Systems:
Precision Engagement and Mobility Systems	338	288	118	87
Network and Space Systems	231	225	82	68
Support Systems	74	72	27	24

Total Integrated Defense Systems	643	585	227	179
Other	22	67	7	42

Total research and development expense	$2,857	$2,320	$869	$833

This information is an integral part of the Notes to Condensed Consolidated Financial Statements. See Note 11 for further segment results.

The Boeing Company and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in millions)

(Unaudited)

Note 1 – Basis of Presentation

The condensed consolidated interim financial statements included in this report have been prepared by management of The Boeing Company (herein referred to as “Boeing”, “we”, “us”, “our”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the period ended September 30, 2007, are not necessarily indicative of the operating results for the full year. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto included in our 2006 Annual Report on Form 10-K. Certain business segment data has been reclassified to conform to the current period’s presentation (See Note 11).

Note 2 – Standards Issued and Not Yet Implemented

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). SFAS No. 159 is effective as of January 1, 2008. We currently do not plan to elect the Fair Value Option for any financial assets or liabilities within the scope of SFAS No. 159 as of January 1, 2008.

Note 3 – Earnings Per Share

The weighted average number of shares outstanding (in millions) used to compute earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Weighted average shares outstanding	754.0	761.2	750.1	762.5
Participating securities	8.6	10.8	9.2	10.5

Basic weighted average shares outstanding	762.6	772.0	759.3	773.0
Dilutive potential common shares	13.6	17.3	14.1	11.0

Diluted weighted average shares outstanding	776.2	789.3	773.4	784.0

The numerator used to compute diluted earnings per share is as follows:

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Net earnings	$3,041	$1,226	$1,114	$694
Expense related to diluted shares	2	11

Total numerator	$3,043	$1,237	$1,114	$694

Basic earnings per share is calculated by the sum of (1) net earnings less declared dividends divided by the basic weighted average shares outstanding and (2) declared dividends divided by the weighted average shares outstanding.

The weighted average number of shares outstanding (in millions), included in the table below, is excluded from the computation of diluted earnings per share because the average market price did not exceed the exercise/threshold price. However, these shares may be dilutive potential common shares in the future.

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Stock Options			5.1	6.1
Stock Units				0.1
Performance Shares	0.7	6.5	0.7	6.5
Performance Awards	2.6	1.6	2.6	1.6
ShareValue Trust	25.5	23.9	24.2	27.2

Note 4 – Income Taxes

The effective tax rates were 33.1% and 37.3% for the nine months ended September 30, 2007 and 2006. The decrease in the effective tax rate as compared with the prior year was primarily due to the global settlement with the U.S. Department of Justice in the second quarter of 2006, which was not deducted for tax purposes, and research and development credits that existed in 2007 but not in the first nine months of 2006. This was partially offset by Foreign Sales Corporation and Extraterritorial Income exclusion tax benefits that existed in 2006 but did not recur in 2007 and other income tax provision adjustments.

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $11 to Retained earnings, an increase of $125 to Deferred income taxes and an increase of $136 to Income taxes payable as of January 1, 2007.

In conjunction with adoption of FIN 48, we classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. We also began reporting income tax-related interest income in Income tax expense in our Condensed Consolidated Statement of Operations. In prior periods, such interest income was reported in Other income. Penalties and tax-related interest expense are reported as a component of Income tax expense. As of September 30 and January 1, 2007, the total amount of accrued income tax-related interest and penalties included in the Condensed Consolidated Statement of Financial Position was $98 and $64.

As of September 30 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1998-2006 tax years. We were also subject to examination in various state and foreign jurisdictions for the 2001-2006 tax years, none of which were individually material. During the third quarter of 2007 we received an IRS audit report for the 2002-2003 tax years and have filed an appeal. We have also filed appeals with the IRS for 1998-2001 tax years. We believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

As of September 30 and January 1, 2007, the total amount of unrecognized tax benefits was $1,209 and $1,088, of which $978 and $905 would affect the effective tax rate, if recognized. If tax matters for 1998-2006 settle with the IRS within the next 12 months, the total amount of unrecognized tax benefits may increase or decrease for all open tax years. Settlement could increase earnings in an amount up to $130 based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty.

Note 5 – Inventories

Inventories consisted of the following:

	September 30 2007	December 31 2006
Long-term contracts in progress	$12,671	$12,329
Commercial aircraft programs[1]	10,937	8,743
Commercial spare parts, used aircraft, general stock materials and other	3,319	2,888

	26,927	23,960
Less advances and progress billings	(18,733)	(15,855)

	$8,194	$8,105

[1]	Includes deferred production costs and unamortized tooling related to the 777 program of $997 and $275 as of September 30, 2007 and $871 and $329 as of December 31, 2006.

Delta launch program inventories of $1,860 that will be sold at cost to United Launch Alliance (ULA) under an inventory supply agreement that terminates on March 31, 2021 are included in long-term contracts in progress inventories at December 31, 2006. No sales have occurred through September 30, 2007. As part of its integration ULA is continuing to assess the future of the Delta II program. During the third quarter of 2007, ULA determined that certain Delta II inventory is not fully recoverable. As a result we recorded a charge of $27 for non-recoverable Delta II inventory and $38 for our share of the loss recorded by ULA related to Delta II. Future decisions regarding the Delta II program could reduce our earnings by up to $100. See Note 8.

Inventories included $234 subject to claims or other uncertainties relating to the A-12 program as of September 30, 2007 and December 31, 2006. See Note 9.

Note 6 – Postretirement Plans

The components of net periodic benefit cost are as follows:

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Components of net periodic benefit cost – pensions
Service cost	$719	$680	$240	$227
Interest cost	2,011	1,872	670	624
Expected return on plan assets	(2,623)	(2,587)	(874)	(865)
Amortization of prior service costs	148	140	49	46
Recognized net actuarial loss	571	684	190	228

Net periodic benefit cost – pensions	$826	$789	$275	$260

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Components of net periodic benefit cost – other postretirement benefits
Service cost	$102	$108	$34	$36
Interest cost	355	327	119	109
Expected return on plan assets	(6)	(6)	(2)	(2)
Amortization of prior service costs	(66)	(67)	(22)	(21)
Recognized net actuarial loss	119	98	39	32

Net periodic benefit cost – other postretirement benefits	$504	$460	$168	$154

During the nine months ended September 30, 2007 and 2006, we made pension contributions of $563 and $513. Additional pension contributions are possible in 2007. We expect to contribute approximately $17 to our other postretirement benefit plans in 2007. During the nine months ended September 30, 2007 and 2006, we made contributions to our other postretirement benefit plans of $11 and $13.

Effective December 31, 2008, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) will require us to measure plan assets and benefit obligations at December 31. We currently perform this measurement at September 30 of each year. In addition, beginning in fourth quarter of 2007, SFAS No. 158 will require us to eliminate the use of a three-month lag period when recognizing the impact of curtailments or settlements and instead, recognize these amounts in the period in which they occur.

Note 7 – Share-Based Compensation and Other Compensation Arrangements

Performance Shares

A total of 5,928,952 Performance Shares with a total market value of $584 were converted or deferred during the nine months ended September 30, 2007. A total of 1,410,465 Performance Shares expired related to the 2002 grant during the three months ended March 31, 2007.

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

Performance Awards

During the three months ended March 31, 2007, we also granted Performance Awards to our executives with the payout based on the achievement of financial goals for the three-year period ending December 31, 2009. The minimum amount is zero and the maximum amount we could be required to payout for the 2007 Performance Awards is $282.

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

As of September 30, 2007	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,293	$4,284	$7
Indemnifications to ULA**	1,417		7
Residual value guarantees	103	96	16
Credit guarantees related to the Sea Launch venture	461	277	184
Other credit guarantees	49	14
Performance guarantees	48	20

As of December 31, 2006	Maximum Potential Payments	Estimated Proceeds from Collateral/ Recourse	Carrying Amount of Liabilities*
Contingent repurchase commitments	$4,164	$4,155	$7
Indemnifications to ULA**	1,664		7
Residual value guarantees	252	215	15
Credit guarantees related to the Sea Launch venture	471	283	188
Other credit guarantees	31	17
Performance guarantees	47	20

*	Amounts included in Accounts payable and other liabilities

**	Amount includes indemnification payments related to contributed Delta launch program inventory of $1,113 and $1,375 plus indemnification payments of $289 related to the pricing of certain contracts at September 30, 2007 and December 31, 2006, and $15 related to miscellaneous Delta vendor contracts at September 30, 2007.

Contingent repurchase commitments We have entered into contingent repurchase commitments with certain customers in conjunction with signing a definitive agreement for the sale of new aircraft

(“Sale Aircraft”). Under these commitments, we agreed to repurchase the Sale Aircraft at a specified price, generally ten years after delivery of the Sale Aircraft. Our repurchase of the Sale Aircraft is contingent upon a future, mutually acceptable agreement for the sale of additional new aircraft.

Indemnifications to ULA In December 2006, we agreed to indemnify ULA against potential losses that ULA may incur from certain contracts contributed by us. In the event ULA is unable to obtain certain additional contract pricing to which we believe ULA is entitled, we will be responsible for any shortfall and may record up to $338 in pre-tax losses. The term of the indemnification is tied to the resolution of this matter with the customer.

In December 2006, we agreed to indemnify ULA in the event that $1,375 of Delta launch program inventories included in contributed assets and $1,860 of Delta program inventories subject to an inventory supply agreement are not recoverable from existing and future orders. The term of the inventory indemnification extends to December 31, 2020. Since inception, ULA sold $247 of inventories that were contributed by us.

On July 24, 2007 we and Lockheed Martin Corporation (“Lockheed”) reached an agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Effective August 15, 2007, the parties received all necessary approvals from the Compliance Officer pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement, which resulted in additional contributions from both parties with Boeing contributing an additional $97. Our additional contribution liability will be offset by future payments from ULA under the Inventory Supply Agreement.

Residual value guarantees We have issued various residual value guarantees principally to facilitate the sale of certain commercial aircraft. Under these guarantees, we are obligated to make payments to the guaranteed party if the related aircraft or equipment fair values fall below a specified amount at a future time. These obligations are collateralized principally by commercial aircraft and expire within 5 to 11 years.

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

Other indemnifications In conjunction with our sales of the Electron Dynamic Devices, Inc. and Rocketdyne Propulsion and Power businesses and the sale of our Commercial Airplanes facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma in 2005, we provided indemnifications to the buyers relating to pre-closing environmental contamination and certain other items. The terms of the indemnifications are indefinite. We currently have no knowledge of environmental contamination at the above sites that would result in claims pursuant to the above indemnifications, nor do we have any basis to estimate the maximum potential amount of future payments under these guarantees. Therefore, no liability has been recorded.

Product warranties

The following table summarizes product warranty activity recorded during the nine months ended September 30, 2007 and 2006.

	Product Warranty Liabilities*
	2007	2006
Beginning balance – January 1	$761	$781
Additions for new warranties	137	115
Reductions for payments made	(164)	(156)
Changes in estimates	161	25

Ending balance – September 30	$895	$765

*	Amounts included in Accounts payable and other liabilities.

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

A-12 litigation

In 1991, the U.S. Navy notified McDonnell Douglas Corporation (now one of our subsidiaries) and General Dynamics Corporation (together, the “Team”) that it was terminating for default the Team’s contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy’s default termination, to assert its rights to convert the termination to one for “the convenience of the government,” and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. As of September 30, 2007, inventories included approximately $584 of recorded costs on the A-12 contract, against which we have established a loss provision of $350. The amount of the provision, which was established in 1990, was based on McDonnell Douglas Corporation’s belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, and that the best estimate of possible loss on termination for convenience was $350.

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

If, after all judicial proceedings have ended, the courts determine, contrary to our belief, that a termination for default was appropriate, we would incur an additional loss of approximately $275, consisting principally of remaining inventory costs and adjustments, and, if the courts further hold that a money judgment should be entered against the Team, we would be required to pay the U.S. government one-half of the unliquidated progress payments of $1,350 plus statutory interest from February 1991 (currently totaling approximately $1,330). In that event, our loss would total approximately $1,611 in pre-tax charges. Should, however, the March 31, 1998 judgment of the U.S. Court of Federal Claims in favor of the Team be reinstated, we would be entitled to receive payment of approximately $1,079, including interest.

We believe that the termination for default is contrary to law and fact and that the loss provision established by McDonnell Douglas Corporation in 1990, which was supported by an opinion from outside counsel, continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process as of September 30, 2007.

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

On June 23, 2006, two employees and two former employees of Boeing filed a purported class action lawsuit in the U.S. District Court for the Southern District of Illinois against Boeing, McDonnell Douglas Corporation and the Pension Value Plan for Employees of The Boeing Company (the “Plan”) on behalf of themselves and similarly situated participants in the Plan. The plaintiffs allege that as of January 1, 1999 and all times thereafter, the Plan’s benefit formula used to compute the accrued benefit violates the accrual rules of Employment Retirement Income Security Act (ERISA) and that plaintiffs are entitled to a recalculation of their benefits along with other equitable relief. On March 13, 2007, the court granted Boeing’s motion and dismissed the suit with prejudice. Plaintiffs filed a motion to vacate the judgment, which Boeing opposed. The court denied the motion to vacate the judgment on September 6, 2007 and the parties filed a joint stipulation on September 14, 2007 concluding the lawsuit.

On September 13, 2006, two UAW Local 1069 retirees filed a class action lawsuit in the Middle District of Tennessee alleging that recently announced changes to medical plans for retirees of UAW Local 1069 constituted a breach of collective bargaining agreements under §301 of the Labor-Management Relations Act and §502(a)(1)(B) of ERISA. On September 15, 2006, Boeing filed a lawsuit in the Northern District of Illinois against the International UAW and two retiree medical plan participants seeking a declaratory judgment confirming that the Company has the legal right to make changes to these medical benefits. On June 4, 2007, the Middle District of Tennessee ordered that its case be transferred to the Northern District of Illinois. The two cases were consolidated on September 24, 2007. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

On October 13, 2006, we were named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Illinois. Plaintiffs, seeking to represent a class of similarly situated participants and beneficiaries in the Boeing Company Voluntary Investment Plan (the “VIP Plan”), alleged that fees and expenses incurred by the VIP Plan were and are unreasonable and excessive, not incurred solely for the benefit of the VIP Plan and its participants, and were undisclosed to participants. The plaintiffs further alleged that defendants breached their fiduciary duties in violation of §502(a)(2) of ERISA, and sought injunctive and equitable relief pursuant to §502(a)(3) of ERISA. Plaintiffs have filed a motion to certify the class, which Boeing has opposed. On September 10, 2007, the court issued an order staying class certification pending resolution by the U.S. Court of Appeals for the Seventh Circuit of Lively v. Dynegy, Inc. It is not possible at this time to determine whether an adverse outcome would have a material adverse effect on our financial position.

BSSI/ICO litigation

On August 16, 2004, Boeing Satellite Systems International, Inc. (“BSSI”) filed a complaint for declaratory relief against ICO Global Communications (Operations), Ltd. (“ICO”) in Los Angeles County Superior Court. BSSI’s suit seeks a declaration that ICO’s prior termination of two contracts for convenience extinguished all claims between the parties. On September 16, 2004, ICO filed a cross-complaint alleging breach of contract and other claims, and seeking recovery of all amounts paid to BSSI under the contracts, which are alleged to be approximately $2,000; ICO added Boeing to the suit as a defendant approximately one year later. On January 13, 2006, BSSI filed a cross-complaint against ICO, ICO Global Communications (Holdings) Limited (“ICO Holdings”), ICO’s parent, and Eagle River Investments, LLC, parent of both ICO and ICO Holdings, alleging fraud and other claims. A trial is scheduled for March 2008. We believe that ICO’s claims lack merit and intend to aggressively pursue our claims.

BSSI/Thuraya litigation

On September 10, 2004, a group of insurance underwriters for Thuraya Satellite Telecommunications (“Thuraya”) requested arbitration before the International Chamber of Commerce (“ICC”) against BSSI. The Request for Arbitration alleges that BSSI breached its contract with Thuraya for sale of a model 702 satellite that experienced power loss anomalies. The arbitration hearing has been scheduled for April 2008 and the arbitration decision is expected to be issued later in 2008. The claimants seek approximately $199 (plus claims of interest, costs and fees) consisting of insurance payments made to Thuraya, and they further reserved the right to seek an additional $38 currently in dispute between Thuraya and some insurers. Thuraya has reserved its rights to seek uninsured losses that could increase the total amount disputed to $365. We believe these claims lack merit and intend to vigorously defend against them.

We have insurance coverage to respond to this arbitration request and have notified responsible insurers. On May 26, 2006, a group of these insurers filed a declaratory judgment action in the Circuit Court of Cook County asserting certain defenses to coverage and requesting a declaration of their obligation under Boeing’s insurance and reinsurance policies relating to the Thuraya ICC arbitration. We believe the insurers’ position lacks merit. On May 25, 2007, the court stayed further proceedings in the coverage action pending completion of the arbitration but insurers have appealed that order.

BSSI/Telesat Canada

On November 9, 2006, Telesat Canada (“Telesat”) and a group of its insurers served BSSI with an arbitration demand alleging breach of contract, gross negligence and willful misconduct in connection with the constructive total loss of Anik F1, a model 702 satellite manufactured by BSSI. Telesat and its insurers seek over $385 in damages and $10 in lost profits. On December 1, 2006, we filed an action in the Ontario Superior Court of Justice, Ottawa, Canada, to enjoin the arbitration. We believe that the claims asserted by Telesat and its insurers lack merit, but we have notified our insurance carriers of the demand.

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

Note 10 – Other Commitments and Contingencies

Commercial aircraft commitments

In conjunction with signing a definitive agreement for the sale of new aircraft, we entered into specified-price trade-in commitments with certain customers that give them the right to trade in their used aircraft for the purchase of Sale Aircraft. The total contractual trade-in value was $937 and $1,162 as of September 30, 2007 and December 31, 2006. We anticipate that a significant portion of these commitments will not be exercised by customers. There were no probable contractual trade-in commitments as of September 30, 2007. Trade-in commitment agreements have expiration dates from 2008 through 2015.

Environmental matters and other contingencies

At September 30, 2007 and December 31, 2006, the aggregate amount of liabilities recorded relative to environmental matters was $579 and $582. Although not considered probable or reasonably estimable at this time, it is reasonably possible that we may incur additional remediation charges because of regulatory complexities and the risk of unidentified contamination.

Included in Accounts payable and other liabilities is $1,042 and $1,254 as of September 30, 2007 and December 31, 2006 attributable to liabilities we have established for legal, environmental and other contingencies we deem probable and estimable.

Discontinued operations and business shutdowns

As part of the 2004 purchase and sale agreement with General Electric Capital Corporation related to the sale of Boeing Capital Corporation’s (BCC) Commercial Financial Services business, BCC is involved in a loss sharing arrangement for losses that may exist at the end of the initial and subsequent financing periods of transferred portfolio assets, or, in some instances, prior to the end of the financing term, such as certain events of default and repossession. As of September 30, 2007, our maximum exposure to loss associated with the loss sharing arrangement was $223. As of September 30, 2007 and December 31, 2006, the accrued liability under the loss sharing arrangement was $67 and $78.

During August 2006, we decided that we would exit the Connexion by Boeing high speed broadband communications business. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position.

Potential C-17 shut-down

As of September 30, 2007 we delivered 169 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we stopped procurement for any new C-17 aircraft not under contract or firmly committed. However, in June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the second quarter direction to key suppliers to begin working on the additional 10 aircraft.

Customer financing exposure and commitments

Aircraft financing is collateralized by security in the related asset. The value of the collateral is closely tied to commercial airline performance and may be subject to reduced valuation with market decline. Our financing portfolio has a concentration of various model aircraft. Aircraft financing carrying values related to major aircraft concentrations were as follows:

	September 30 2007	December 31 2006
717 Aircraft ($739 and $760 accounted for as operating leases)*	$2,520	$2,595
757 Aircraft ($870 and $904 accounted for as operating leases)*	1,102	1,167
767 Aircraft ($199 and $201 accounted for as operating leases)	613	740
777 Aircraft ($0 accounted for as operating leases)	102	718
MD-11 Aircraft ($535 and $555 accounted for as operating leases)*	623	645
737 Aircraft ($492 and $550 accounted for as operating leases)	526	583

*	Out of production aircraft

Financing commitments totaled $8,655 and $10,164 as of September 30, 2007 and December 31, 2006. We anticipate that a significant portion of these commitments will not be exercised by the customers as we continue to work with third party financiers to provide alternative financing to customers.

As of September 30, 2007 and December 31, 2006, future lease commitments on aircraft and other commitments not recorded on the Consolidated Statements of Financial Position totaled $250 and $323. These lease commitments extend through 2020, and our intent is to recover these lease commitments through sublease arrangements. As of September 30, 2007 and December 31, 2006, Accounts payable and other liabilities included less than $41 and $65 attributable to adverse commitments under these lease arrangements.

Sea Launch

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight during the fourth quarter of 2007. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position, or cash flows. In addition, we continue to look at alternative capital structures for the venture.

Satellites

The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200, which was collected during the second and third quarters of 2007. New Skies Satellites B.V. (“New Skies”) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect the launch anomaly or New Skies’ assertion to materially impact our consolidated results of operations, financial position, or cash flows.

In certain launch and satellite sales contracts, we include provisions that specify that we bear risk of loss associated with the launch phase through acceptance in orbit by the customer. We have historically purchased insurance to cover these exposures when allowed under the terms of the contract and when economically advisable. The current insurance market reflects high premium rates and also suffers from a lack of capacity to handle all insurance requirements. We make decisions on the procurement of insurance based on our analysis of risk. There is one contractual launch scheduled in 2008 for which full insurance coverage may not be available or, if available, could be prohibitively expensive. We will continue to review this risk. We estimate that the potential uninsured amount for this launch could approach $350 depending on the nature of the uninsured event.

Financing commitments

We and Lockheed each will provide ULA with initial cash contributions of up to $25 and have agreed to make available to ULA a line of credit in the amount of up to $200 each as may be necessary from time to time to support ULA’s business during the five year period following December 1, 2006. ULA did not request any funds under the line of credit as of September 30, 2007.

We have entered into standby letters of credit agreements and surety bonds with financial institutions primarily relating to the guarantee of future performance on certain contracts. Contingent liabilities on outstanding letters of credit agreements and surety bonds aggregated approximately $4,640 and $4,368 as of September 30, 2007 and December 31, 2006.

Note 11 – Business Segment Data

Effective January 1, 2007, the B-1 bomber program (formerly included in Precision Engagement and Mobility Systems) and certain Boeing Australia Limited programs (formerly included in Network and Space Systems) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment.

Our primary profitability measurements to review a segment’s operating results are earnings from operations and operating margins. See page 5 for a Summary of Business Segment Data, which is an integral part of this note.

Intersegment revenues, eliminated in Accounting differences/eliminations, are shown in the following table.

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
Commercial Airplanes	$306	$723	$50	$119
Boeing Capital Corporation	79	92	24	31
Other	2	4		1

Total	$387	$819	$74	$151

Unallocated expense includes costs not attributable to business segments. Unallocated expense also includes the impact of cost measurement differences between GAAP and federal cost accounting standards as well as intercompany profit eliminations. The most significant items not allocated to segments are shown in the following table.

	Nine months ended September 30		Three months ended September 30
Unallocated expense	2007	2006	2007	2006
Share-based plans	$(227)	$(540)	$(58)	$(97)
Deferred compensation	(117)	(131)	(54)	16
Pension	(420)	(302)	(149)	(122)
Post-retirement	(93)	(60)	(34)	(31)
Capitalized interest	(36)	(33)	(13)	(10)
Other	8	(183)	23	42

Total	$(885)	$(1,249)	$(285)	$(202)

Assets	September 30 2007	December 31 2006
Commercial Airplanes	$11,469	$10,296
Integrated Defense Systems:
Precision Engagement and Mobility Systems	4,734	4,718
Network and Space Systems	7,141	7,232
Support Systems	2,775	2,721

Total Integrated Defense Systems	14,650	14,671
Boeing Capital Corporation	6,806	7,987
Other	6,849	6,923
Unallocated	15,013	11,917

Total assets	$54,787	$51,794

Liabilities
Commercial Airplanes	$15,090	$13,109
Integrated Defense Systems:
Precision Engagement and Mobility Systems	3,529	3,849
Network and Space Systems	1,373	1,563
Support Systems	1,202	1,397

Total Integrated Defense Systems	6,104	6,809
Boeing Capital Corporation	5,073	6,082
Other	150	368
Unallocated	21,964	20,687

Total liabilities	$48,381	$47,055

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

The Boeing Company

Chicago, Illinois

We have reviewed the accompanying condensed consolidated statement of financial position of The Boeing Company and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, of cash flows for the nine-month periods ended September 30, 2007 and 2006, and of shareholders’ equity for the nine-month period ended September 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

October 23, 2007

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements in this report may constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” and similar expressions are used to identify these forward-looking statements. These include, among others, statements relating to:

•	the effect of economic downturns or growth in particular regions;

•	the adequacy of coverage, by allowance for losses, of risks related to our non-U.S. accounts receivable being payable in U.S. dollars;

•	the continued operation, viability and growth of Commercial Airplane revenues and successful execution of our backlog in this segment;

•	the timing and effects of decisions to complete or launch a Commercial Airplane program;

•	the ability to successfully develop, timely produce and deliver the 787 and 747-8 aircraft;

•	the effect of political and legal processes, changing priorities or reductions in the U.S. government or international government defense and space budgets on our revenues;

•	the effective negotiation of collective bargaining agreements;

•	the continuation of long-term trends in passenger revenue yields in the airline industry;

•	the effect of valuation decline of our aircraft;

•	the impact of airline bankruptcies on our revenues or operating results;

•	the continuation of historical costs for fleet support services;

•	the receipt of cost sharing payments for research and development;

•	the receipt of estimated award and incentive fees on U.S. government contracts;

•	the future demand for commercial satellites and projections of future order flow;

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

•	the expected cash expenditures and charges associated with the exit of Connexion by Boeing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED OPERATING RESULTS

The following table summarizes key indicators of consolidated results of operations:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$48,910	$43,989	$16,517	$14,739
Earnings from operations	4,314	1,862	1,499	951
Operating margins	8.8%	4.2%	9.1%	6.5%
Effective income tax rate	33.1%	37.3%	30.3%	29.8%
Net earnings from continuing operations	$3,031	$1,226	$1,109	$694

	September 30 2007	December 31 2006
Contractual backlog	$262,944	$216,567
Unobligated backlog	$32,187	$33,717

Revenues

The following table summarizes revenues:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Commercial Airplanes	$24,520	$20,859	$8,258	$6,693
Integrated Defense Systems	23,710	22,752	8,008	7,792
Boeing Capital Corporation	619	784	197	304
Other	218	218	74	60
Accounting differences/eliminations	(157)	(624)	(20)	(110)

Revenues	$48,910	$43,989	$16,517	$14,739

Revenues for the nine and three months ended September 30, 2007 grew by $4,921 million and $1,778 million compared with the same periods in 2006, primarily due to the growth at Commercial Airplanes. Commercial Airplanes revenues increased by $3,661 million and $1,565 million, primarily due to higher new airplane deliveries and increased commercial aviation support activities. Integrated Defense Systems (IDS) revenues increased by $958 million and $216 million. Boeing Capital Corporation (BCC) revenues decreased by $165 million and $107 million due to a decrease in the customer financing portfolio. Accounting differences/eliminations changed by $467 million and $90 million primarily due to fewer Commercial Airplanes intercompany deliveries when compared with the same periods in 2006.

Earnings from Operations

The following table summarizes earnings from operations:

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Commercial Airplanes	$2,611	$2,068	$945	$646
Integrated Defense Systems	2,462	2,005	824	879
Boeing Capital Corporation	204	254	61	122
Other	(78)	(645)	(46)	(494)
Unallocated Expense	(885)	(1,249)	(285)	(202)
Settlement with U.S. Department of Justice, net of accruals		(571)

Earnings from operations	$4,314	$1,862	$1,499	$951

Operating earnings for the nine and three months ended September 30, 2007 improved by $2,452 million and $548 million compared with the same periods in 2006. The increase is partly due to the $571 million global settlement with U.S. Department of Justice that occurred in the second quarter of 2006. Commercial Airplanes earnings increased by $543 million and $299 million compared with the same periods in 2006, primarily due to higher new airplane deliveries, commercial aviation support activities and improved cost performance offset by increased research and development expense. Commercial Airplanes’ research and development expense increased by $524 million to $2,192 million during the nine months and increased $23 million to $635 million during the three months ended September 30, 2007 compared with the same periods in 2006, primarily due to spending on the 787 and 747-8 programs. IDS earnings increased by $457 million and decreased by $55 million compared with the same periods in 2006. The increase is primarily due to a charge of $496 million in the Precision Engagement and Mobility Systems (PE&MS) segment related to Airborne Early Warning & Control (AEW&C) that was taken in the second quarter of 2006. BCC operating earnings decreased $50 million and $61 million reflecting lower revenues partially offset by improvements in aircraft valuations and lower expenses. Other segment earnings improved by $567 million and $448 million primarily due to the absence of losses related to Connexion by Boeing, including a charge of $280 million in the third quarter of 2006 which was part of our exit from this business, and a charge due to the write-down of $62 million of previously capitalized environmental costs.

The most significant expense items not allocated to segments are shown in the table below.

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Pension and postretirement	$(513)	$(362)	$(183)	$(153)
Share-based plans	(227)	(540)	(58)	(97)
Deferred compensation	(117)	(131)	(54)	16
Other	(28)	(216)	10	32

Unallocated expense	$(885)	$(1,249)	$(285)	$(202)

We recorded net periodic benefit cost related to pensions and other postretirement benefits of $1,330 million and $1,249 million for the nine months ended September 30, 2007 and 2006. Not all net periodic benefit cost is recognized in earnings in the period incurred because it is allocated to production as product costs and a portion remains in inventory at the end of the reporting period. Accordingly, earnings from operations included $1,247 million and $870 million for the nine months ended September 30, 2007 and 2006. A portion of pension and other postretirement expense is recorded in the business segments and the remainder is included in unallocated pension and other postretirement expense.

Unallocated pension and other postretirement expense represents the difference between costs recognized under GAAP in the consolidated financial statements and federal cost accounting standards required to be utilized by our business segments for U.S. government contracting purposes. Pension and other postretirement expense increased during the nine months ended September 30, 2007 when compared with the same period of the prior year primarily due to increased overall pension costs recognized in inventory as of December 31, 2006, which are subsequently expensed in cost of sales in 2007.

The reduction in Share-based plans expense is primarily due to lower Performance Shares outstanding during the nine and three months ended September 30, 2007 and higher expense acceleration during the nine and three months ended September 30, 2006, resulting from ten payouts compared with six payouts in 2007. The year over year changes in deferred compensation expense are primarily driven by changes in our stock price. Other expense decreased partly due to reduced intercompany profit elimination as a result of fewer intercompany deliveries during the nine months ended September 30, 2007 when compared with the same period of 2006.

Other Earnings Items

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Earnings from operations	$4,314	$1,862	$1,499	$951
Other income, net	355	296	139	104
Interest and debt expense	(139)	(203)	(47)	(67)

Earnings before income taxes	4,530	1,955	1,591	988
Income tax expense	(1,499)	(729)	(482)	(294)

Net earnings from continuing operations	$3,031	$1,226	$1,109	$694

Other income for the nine and three months ended September 30, 2007 increased $59 million and $35 million compared with the same periods in 2006 as a result of increases in average principal balances and higher average rates of return on cash and investments. Interest and debt expense for the nine and three months ended September 30, 2007 decreased $64 million and $20 million compared with the same periods in 2006, primarily due to capitalization of interest and debt repayments.

Our effective tax rates were 33.1% and 37.3% for the nine months ended September 30, 2007 and 2006. The decrease in the effective tax rate was primarily due to the global settlement with the U.S. Department of Justice in the second quarter of 2006, which was not deducted for tax purposes and research and development credits that existed in 2007 but not in 2006. This was partially offset by Foreign Sales Corporation and Extraterritorial Income exclusion tax benefits that existed in 2006, but did not recur in 2007, and other income tax provision adjustments.

Backlog

Contractual backlog of unfilled orders excludes purchase options, announced orders for which definitive contracts have not been executed and unobligated U.S. and non-U.S. government contract funding. The increase in contractual backlog during the nine months ended September 30, 2007 was primarily due to orders in excess of deliveries on Commercial Airplane programs.

Unobligated backlog includes U.S. and foreign government definitive contracts for which funding has not been authorized. The decrease in unobligated backlog during the nine months ended September 30, 2007 is primarily due to funding released from existing contracts on Future Combat Systems (FCS), Proprietary, C-17 and Ground-based Midcourse Defense (GMD) partially offset by increases in the F-22 and F/A-18 programs and our space flight operations contract.

SEGMENT RESULTS OF OPERATIONS

COMMERCIAL AIRPLANES

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$24,520	$20,859	$8,258	$6,693
Earnings from operations	$2,611	$2,068	$945	$646
Operating margins	10.6%	9.9%	11.4%	9.7%

	September 30 2007	December 31 2006
Contractual backlog	$224,414	$174,276

Revenues

Revenues for the nine and three months ended September 30, 2007 increased by $3,661 million and $1,565 million compared with the same periods of 2006. This increase in revenue was primarily attributable to $2,252 million and $1,141 million from new airplane deliveries and increased commercial aviation support activities of $1,192 million and $329 million, partially generated by the acquisition of Aviall on September 20, 2006. The remaining increase in revenue of $217 million and $95 million was primarily from aircraft trading.

Commercial jet aircraft deliveries, including intercompany deliveries were as follows:

Program	717		737 NG	747	767	777	Total
Deliveries during the first nine months of 2007			250	12	9	58	329
Deliveries during the first nine months of 2006	5	(3)	223	11	9	47	295
Deliveries during the third quarter of 2007			81	5	3	20	109
Deliveries during the third quarter of 2006			81	3	3	13	100
Cumulative deliveries as of 9/30/2007	155		2,386	1,392	956	662

Aircraft accounted for under operating lease on a consolidated basis are in parentheses.

Earnings from Operations and Margins

Earnings from operations for the nine and three months ended September 30, 2007 increased by $543 million and $299 million while operating margins improved by 0.7 and 1.7 percentage points to 10.6% and 11.4% compared with the same periods of 2006. The increases were primarily due to earnings of $653 million and $271 million from sales related to new airplane deliveries and increased earnings of $209 million and $42 million from commercial aviation support activities. In addition, $205 million and $9 million primarily from improved performance was offset by $524 million and $23 million of increased research and development expense.

Our research and development expense, net of supplier development cost sharing payments, was $2,192 million and $635 million for the nine and three months ended September 30, 2007, an increase of $524 million and $23 million compared with the same periods of 2006. This increase in research and development expense was primarily due to increased spending on the 787 and 747-8 programs. For the nine and three months ended September 30, 2007, supplier development cost sharing payments received were $130 million compared with $159 million and $58 million for the nine and three months ended September 30, 2006.

Backlog

The increase in contractual backlog during the nine months ended September 30, 2007 compared with December 31, 2006 was primarily due to orders in excess of deliveries on all programs.

Accounting quantity

The accounting quantities, undelivered units under firm orders and percentage of anticipated orders included in the program accounting estimates as compared with the number of cumulative firm orders were as follows:

	Program
As of 9/30/2007	737 NG	747	767	777	787
Program accounting quantities	3,600	1,474	998	950	*
Undelivered units under firm orders	1,796	114	55	344	710
Cumulative firm orders (CFO)	4,182	1,506	1,011	1,006
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 6/30/2007	737 NG	747	767	777	787
Program accounting quantities	3,600	1,474	994	950	*
Undelivered units under firm orders	1,630	118	58	331	637
Cumulative firm orders (CFO)	3,935	1,505	1,011	973
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 3/31/2007	737 NG	747	767	777	787
Program accounting quantities	3,400	1,474	994	900	*
Undelivered units under firm orders	1,515	122	61	322	514
Cumulative firm orders (CFO)	3,734	1,505	1,011	943
Anticipated orders	N/A	N/A	N/A	N/A
Anticipated orders as a % of CFO	N/A	N/A	N/A	N/A

	Program
As of 12/31/2006	737 NG	747	767	777	787
Program accounting quantities	3,200	1,449	985	900	*
Undelivered units under firm orders	1,560	116	28	299	448
Cumulative firm orders (CFO)	3,696	1,496	975	903
Anticipated orders	N/A	N/A	8	N/A
Anticipated orders as a % of CFO	N/A	N/A	1%	N/A

*	The accounting quantity for the 787 program will be determined in the year of first airplane delivery, scheduled for 2008.

Firm orders represent new aircraft purchase agreements where the customers’ rights to cancel without penalty have expired. Cumulative firm orders represent the cumulative number of commercial jet aircraft deliveries plus undelivered firm orders.

737 Next-Generation There was no change to the accounting quantity for the 737 Next-Generation (NG) program during the third quarter of 2007.

747 Program There was no change to the accounting quantity for the 747 program during the third quarter of 2007. In 2006 we completed firm configuration of the 747-8 Freighter and expect firm configuration for the Intercontinental version and first engine test before the end of 2007. There are inherent risks associated with the development and production of any airplane, which can impact expectations. Deliveries of the first 747-8 Freighter and Intercontinental airplanes are targeted for late 2009 and late 2010.

767 Program The accounting quantity for the 767 program increased by four units during the third quarter of 2007.

777 Program There was no change to the accounting quantity for the 777 program during the third quarter of 2007.

787 Program We are in the very critical stages of final assembly and flight testing, and the risks that always inhere in these latter stages of airplane production still remain. We continue to address challenges associated with assembly of the first airplanes, including completion of out-of-sequence production work, software integration and parts availability. First flight is now anticipated to occur around the end of first quarter 2008 and initial deliveries have been rescheduled from the original target of May 2008, until late November or December 2008.

INTEGRATED DEFENSE SYSTEMS

IDS Realignment

Effective January 1, 2007, the B-1 bomber program (formerly included in PE&MS) and certain Boeing Australia Limited programs (formerly included in Network and Space Systems (N&SS)) are included in Support Systems. Business segment data for all periods presented have been adjusted to reflect the realignment. See Note 11.

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$23,710	$22,752	$8,008	$7,792
Earnings from operations	$2,462	$2,005	$824	$879
Operating margins	10.4%	8.8%	10.3%	11.3%

	September 30 2007	December 31 2006
Contractual backlog	$38,530	$42,291
Unobligated backlog	$31,856	$33,424

Revenues

IDS revenues for the nine and three months ended September 30, 2007 increased by $958 million and $216 million, an increase of 4% and 3% from the same periods in 2006. Increase for the nine months reflects higher volume in all three segments. The increase for the three months reflects higher volume in N&SS and Support Systems partly offset by lower revenues in PE&MS.

Earnings from Operations

IDS operating earnings for the nine months ended September 30, 2007 increased by $457 million and for the three months decreased by $55 million. Operating margin for the nine months increased by 1.6% when compared with the same period in 2006 primarily due to a charge of $496 million in our PE&MS segment in the second quarter of 2006 resulting from technical and flight test issues on the AEW&C development program. Operating margin for the three months decreased by 1% when compared to the same quarter in 2006 primarily due to charges in our N&SS segment.

Backlog

IDS’ total backlog was $70,386 million at September 30, 2007, down $5,329 million from $75,715 million at December 31, 2006. The decrease was primarily due to current year deliveries and sales on multi-year contracts awarded in prior years with the largest decreases in FCS, C-17 and Proprietary programs, which were partially offset by a multi-year contract for F-22 aircraft and international orders for F/A-18 and AEW&C aircraft.

For further details on the changes between periods, refer to the discussions of the individual segments below.

Additional Considerations

Our business includes a variety of development programs which have complex design and technical challenges. Many of these programs have cost-type contracting arrangements. In these cases the associated financial risks are primarily in lower profit rates or program cancellation if milestones and technical progress are not accomplished. Examples of these programs include Airborne Laser, E/A-18G, Family of Beyond Line-of-Sight Terminals, FCS, GMD, Joint Tactical Radio System, P-8A and Proprietary programs.

Some of our development programs are contracted on a fixed-price basis. Many of these programs have very complex designs. As technical or quality issues arise, we may experience schedule delays and cost impacts, which could increase our estimated cost to perform the work or reduce our estimated price, either of which could result in a material charge. These programs are ongoing, and while we believe the cost and fee estimates incorporated in the financial statements are appropriate, the technical complexity of these programs creates financial risk as additional completion costs may become necessary or scheduled delivery dates could be missed, which could trigger termination-for-default provisions, the loss of satellite on-orbit incentive payments, or other financially significant exposure. These programs have risk for reach-forward losses if our estimated costs exceed our estimated fees. Examples of these programs include AEW&C, international KC-767 Tankers, commercial and military satellites, SBInet, Vigilare and High Frequency Modernisation.

Precision Engagement and Mobility Systems

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$10,063	$9,848	$3,360	$3,413
Earnings from operations	$1,232	$915	$404	$462
Operating margins	12.2%	9.3%	12.0%	13.5%

	September 30 2007	December 31 2006
Contractual backlog	$22,058	$24,739
Unobligated backlog	$10,298	$8,962

Revenues

PE&MS revenues for the nine months ended September 30, 2007 increased by $215 million and for the three months decreased by $53 million, an increase of 2% and a decrease of 2% compared with the same periods in 2006. The increase for the nine months is primarily due to increased deliveries of Chinook and F-15 aircraft and increased volume on the P-8A program, partially offset by lower Apache and Joint Direct Attack Munition deliveries. The decrease for the three months is primarily due to lower volume on the F-22 program and changes in aircraft delivery mix.

Deliveries of units for new-build production aircraft, excluding remanufactures and modifications were as follows:

	Nine months ended September 30		Three months ended September 30
	2007	2006	2007	2006
F-18 Models	33	32	11	11
T-45TS Goshawk	7	11	2	4
F-15E Eagle	6	3	3	3
C-17 Globemaster	12	12	4	4
CH-47 Chinook	7	0	1	0
AH-64 Apache	17	21	9	7
C-40A Clipper	2	1	0	0

Total New-Build Production Aircraft	84	80	30	29

Earnings from Operations

PE&MS operating earnings for the nine and three months ended September 30, 2007 increased by $317 million and decreased by $58 million. The increase for the nine months is primarily due to higher earnings in 2007 on the F-22 programs and the second quarter 2006 charge of $496 million on the AEW&C development program. These increases were partially offset by revised cost estimates on the international KC-767 Tanker program during the first two quarters of 2007 and lower price escalation on the C-17 program. The decrease for the three months is primarily due to contract mix and timing on several tactical aircraft, rotorcraft and weapon programs.

Backlog

PE&MS total backlog was $32,356 million as of September 30, 2007, a decrease of 4% from December 31, 2006. The decrease was due to deliveries and sales on multi-year contracts awarded in prior years for C-17, P-8A and F-15. These decreases were partially offset by a multi-year contract for F-22 aircraft and international orders for F/A-18 and AEW&C aircraft.

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

International KC-767 Tanker Program During the first and second quarters of 2007, the PE&MS segment recorded charges on the international KC-767 Tanker program, which were partially offset at the consolidated level. Currently this program includes four aircraft for the Italian Air Force and four aircraft for the Japanese Air Self Defense Force. These charges are associated with additional estimated costs for mitigating both the risks on the flight test program and the delivery risk associated with the Italy and Japan contracts. These programs are ongoing, and while we believe the cost estimates incorporated in the financial statements are appropriate, the technical complexity of the programs creates financial risk as additional completion and development costs may be necessary or scheduled delivery dates could be missed.

C-17 As of September 30, 2007, we delivered a total of 169 of the 190 C-17 aircraft ordered by the U.S. Air Force, with final deliveries scheduled for 2009. Due to the lack of additional U.S. government and international orders for the C-17, we announced in March 2007 that we stopped procurement for any new C-17 aircraft not under contract or firmly committed. However, in June 2007, based upon continued bipartisan congressional support, including the House Armed Services Committee addition of $2.4 billion for 10 C-17s in their mark of the 2008 budget, and U.S. Air Force testimony to Congress reflecting interest in additional C-17 aircraft, we directed key suppliers to begin work on 10 aircraft beyond the 190 currently on order. It is reasonably possible that we will decide in 2007 to complete production of the C-17 if further orders are not received. We are still evaluating the full financial impact of a potential production shut-down, including any recovery that would be available from the government. Such recovery from the government would not include the costs incurred by us resulting from the second quarter direction to key suppliers to begin working on the additional 10 aircraft.

Network and Space Systems

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$8,805	$8,527	$3,006	$2,845
Earnings from operations	$596	$485	$178	$226
Operating margins	6.8%	5.7%	5.9%	7.9%

	September 30 2007	December 31 2006
Contractual backlog	$7,045	$7,838
Unobligated backlog	$20,727	$23,723

Revenues

N&SS revenues for the nine and three months ended September 30, 2007 increased by $278 million and $161 million, increases of 3% and 6% compared with the same periods in 2006. The increase in 2007 is primarily due to increased volume on SBInet and several satellite programs. In addition, we had commercial Delta launches in both the second and third quarters of 2007. Exclusion of military Delta volume, now a component of our equity investment in United Launch Alliance (ULA), partially offset the increases and reduced revenues for both the nine and three month periods.

Earnings from Operations

N&SS operating earnings for the nine and three months ended September 30, 2007 increased by $111 million and decreased by $48 million, a 23% increase and 21% decrease from the same periods in 2006. There were significant items in both nine month periods. Our third quarter 2007 results include charges of $94 million related to Delta II, of which $38 million represents our share of losses recorded by ULA related to Delta II. The first nine months of 2006 were impacted by charges of $117 million on the Delta programs due to a settlement of an Evolved Expendable Launch Vehicle launch capability services contract and Mission Manifest changes in quantity and timing of launches. Charges from revised cost estimates on Wideband Global SATCOM and Vigilare, both fixed priced development programs, further reduced 2006 earnings.

Backlog

N&SS total backlog was $27,772 million at September 30, 2007, a decrease of 12% from December 31, 2006. Decreases due to revenues recognized on the FCS, Proprietary, and GMD programs were partially offset by an increase in our space flight operations contract.

Additional Considerations

Items which could have a future impact on N&SS operations include the following:

United Launch Alliance On December 1, 2006, we completed the transaction with Lockheed Martin Corporation (“Lockheed”) to create a 50/50 joint venture named United Launch Alliance L.L.C. (“ULA”). ULA combines the production, engineering, test and launch operations associated with U.S. government launches of Boeing Delta and Lockheed Atlas rockets. In connection with the transaction, we initially contributed net assets of $914 million at December 1, 2006. On July 24, 2007 we and Lockheed reached agreement with respect to resolution of the final working capital and the value of the launch vehicle support contracts that each party contributed to form ULA. Effective August 15, 2007 the parties received all necessary approvals from the Compliance Officer pursuant to the terms of the Consent Order with the U.S. Federal Trade Commission and the terms of the agreement which resulted in additional contributions from both parties with Boeing contributing an additional $97 million. We do not expect to incur a cash outflow as a result of the settlement. The amount due from us will be offset against future payments due to us from ULA associated with an inventory supply agreement. Additionally, conformed accounting adjustments made by ULA during the second quarter resulted in adjustments to ULA’s balance sheet. The book value of our investment exceeds our proportionate share of ULA’s net assets. This difference will be expensed ratably in future years. Based on the adjusted contributions and the conformed accounting policies established by ULA, this amortization is expected to be approximately $15 million annually for the next 17 years.

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

In December 2006, we agreed to indemnify ULA through December 31, 2020 against potential non-recoverability of $1,375 million of Boeing Delta inventories included in contributed assets plus $1,860 million of remaining inventory subject to the inventory supply agreement which ends on March 31, 2021. Since inception, ULA sold $247 million of inventories that were contributed by us. As part of its integration ULA is continuing to assess the future of the Delta II program. During the third quarter of 2007, ULA determined that certain Delta II inventory is not fully recoverable. As a result we recorded a charge of $27 million for non-recoverable Delta II inventory and $38 million for our share of the loss recorded by ULA related to Delta II. Future decisions regarding the Delta II program could reduce our earnings by up to $100 million.

We also indemnified ULA in the event ULA is unable to obtain re-pricing of certain contracts which we contributed to ULA and to which we believe ULA is entitled. We will be responsible for any shortfall and may record up to $338 million in pre-tax losses related to these contracts.

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

We issued credit guarantees to creditors of the Sea Launch venture to assist it in obtaining financing. In the event we are required to perform on these guarantees, we believe we can recover a portion of the cost (estimated at $486 million) through guarantees from the other venture partners. The components of this exposure are as follows:

(Dollars in millions)	Estimated Maximum Exposure	Established Reserves	Estimated Proceeds from Recourse	Estimated Net Exposure
Credit guarantees	$461	$184	$277
Partner loans (principal and interest)	472	283	189
Trade receivable from Sea Launch	323	323
Performance guarantees	33		20	13
Subcontract termination	7			7
Other receivables and Inventory	53	39		14

	$1,349	$829	$486	$34

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

A Sea Launch Zenit-3SL vehicle, carrying a Boeing-built NSS-8 satellite, experienced an anomaly during launch on January 30, 2007. Sea Launch has insurance to cover repairs and vehicle flight and expects to return to flight during the fourth quarter of 2007. We do not believe that this anomaly will have a material adverse impact on our results of operations, financial position or cash flows. In addition, we continue to look at alternative capital structures for the venture.

Satellites The Boeing-built NSS-8 satellite was declared a total loss due to an anomaly during launch on January 30, 2007. The NSS-8 satellite was insured for $200 million which was collected during the second and third quarters of 2007. New Skies Satellites B.V. (“New Skies”) declined to exercise its option to purchase a replacement spacecraft due to its assertion that we anticipatorily breached the contract. We believe that had New Skies exercised its option, we would have fulfilled our contractual responsibilities. We do not expect the launch anomaly or New Skies’ assertion to materially impact our consolidated results of operations, financial position or cash flows.

See the discussions of Boeing Satellite Systems International, Inc. (“BSSI”) litigation/arbitration with ICO Global Communications (Operations), Ltd., Thuraya Satellite Telecommunications, Telesat Canada and Space Communications Corporation in Note 9 Legal Proceedings.

Support Systems

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$4,842	$4,377	$1,642	$1,534
Earnings from operations	$634	$605	$242	$191
Operating margins	13.1%	13.8%	14.7%	12.5%

	September 30 2007	December 31 2006
Contractual backlog	$9,427	$9,714
Unobligated backlog	$831	$739

Revenues

Support Systems revenues for the nine and three months ended September 30, 2007 increased by $465 million and $108 million, an increase of 11% and 7% compared with the same periods in 2006. The growth in both periods was primarily due to higher Integrated Logistics program volume resulting from the acquisition of Aviall in the third quarter of 2006 and increased revenue on the C-17 support program. Higher international program volume resulting from our increased ownership in Alsalam Aircraft Company which occurred during the second quarter of 2006 also increased the 2007 nine month revenues.

Earnings from Operations

Support Systems operating earnings for the nine and three months ended September 30, 2007 increased by $29 million and $51 million compared with the same periods in 2006. Operating margins decreased slightly by 0.7% for the nine months and an increased by 2.2% for the three months, primarily due to improved contract mix.

Backlog

Support Systems total backlog was $10,258 million at September 30, 2007, a decrease of 2% from December 31, 2006. Decreases due to revenues in Integrated Logistics programs and Maintenance, Modification and Upgrade programs were partially offset by increases in International Support programs and Training Systems and Services programs.

BO EING CAPITAL CORPORATION

Operating Results

	Nine months ended September 30		Three months ended September 30
(Dollars in millions)	2007	2006	2007	2006
Revenues	$619	$784	$197	$304
Earnings from operations	$204	$254	$61	$122
Operating margins	33.0%	32.4%	31.0%	40.1%

Revenues

BCC segment revenues consist principally of lease income from equipment under operating lease, interest from financing receivables and notes and investment income. BCC’s revenues for the nine and three months ended September 30, 2007, decreased $165 million and $107 million when compared with the same periods in 2006 primarily due to lower net gain on disposal of assets, lower investment income and lower interest income on notes receivable.

Operating Earnings

BCC’s operating earnings are presented net of interest expense, provision for losses, asset impairment expense, depreciation on leased equipment and other operating expenses. Operating earnings for the nine and three months ended September 30, 2007 decreased by $50 million and $61 million reflecting lower revenues partially offset by improvements in aircraft valuations, lower asset impairment expense, lower interest expense and lower depreciation expense.

Financial Position

The following table presents selected financial data for BCC:

(Dollars in millions)	September 30 2007	December 31 2006
BCC Customer Financing and Investment Portfolio	$6,816	$8,034
Valuation Allowance as a % of Total Receivables	2.4%	2.4%
Debt	$4,670	$5,590
Debt-to-Equity Ratio	5.0-to-1	5.0-to-1

BCC’s customer financing and investment portfolio at September 30, 2007 decreased from December 31, 2006 due to pre-payment of certain notes receivable, normal portfolio run-off, and the sale of certain portfolio assets. At September 30, 2007 and December 31, 2006, BCC had $117 million and $259 million of assets that were held for sale or re-lease, of which $116 million and $253 million had firm contracts to be sold or placed on lease. Additionally, leases with a carrying value of approximately $339 million are scheduled to terminate in the next 12 months. The related aircraft are being remarketed and $314 million were subject to firm contracts at September 30, 2007.

Restructurings and Restructuring Requests

From time to time, certain BCC customers request a restructuring of their transactions with BCC. BCC has not reached agreement on any restructuring requests that they believe would have a material adverse effect on its earnings, cash flows and/or financial position.

OTHER

Other segment losses for the nine and three months ended September 30, 2007 were $78 million and $46 million compared with losses of $645 million and $494 million for the same periods of 2006. The reductions of $567 million and $448 million for the nine and three months ended September 30, 2007 were primarily due to the absence of losses related to Connexion by Boeing, which we exited during the third quarter of 2006. As part of our exit from this business, we recognized a charge of $280 million in the third quarter of 2006 in addition to losses of $209 million and $85 million for the nine and three months ended September 30, 2006. We have not reached final settlements with all customers or suppliers. We do not believe the final settlements will have a material adverse effect on our earnings, cash flows and/or financial position. Additionally, during the third quarter of 2006, the Other segment recorded a charge due to the write-down of $62 million of previously capitalized environmental costs.

LIQ UIDITY AND CAPITAL RESOURCES

Cash flow summary

	Nine months ended September 30
(Dollars in millions)	2007	2006
Net earnings	$3,041	$1,226
Non-cash items	2,083	2,579
Changes in working capital	2,567	1,253

Net cash provided by operating activities	7,691	5,058
Net cash used by investing activities	(1,597)	(2,568)
Net cash used by financing activities	(3,285)	(2,725)
Effect of exchange rate changes on cash and cash equivalents	21	21

Net increase/(decrease) in cash and cash equivalents	2,830	(214)
Cash and cash equivalents at beginning of year	6,118	5,412

Cash and cash equivalents at end of period	$8,948	$5,198

Operating Activities

Net cash provided by operating activities increased by $2,633 million to $7,691 million during the nine months ended September 30, 2007, primarily due to an increase in operating earnings, an increase in accounts payable compared with a decrease during the nine months ended September 30, 2006, and decreases in customer financing assets due to pre-payment of certain notes receivable and normal portfolio run-off.

Investing Activities

Cash used for investing activities decreased to $1,597 million during the nine months ended September 30, 2007 from $2,568 million during the nine months ended September 30, 2006, primarily due to our investment of $1,738 million in the acquisition of Aviall, Inc. in September 2006.

As of September 30, 2007, our externally managed portfolio of investment grade fixed income instruments had an average duration of 1.5 years. The investments balance as of September 30, 2007 was $3,311 million, of which $372 was classified as short-term, and held as available-for-sale.

Financing Activities

Cash used by financing activities increased to $3,285 million during the nine months ended September 30, 2007 from $2,725 million during the nine months ended September 30, 2006, primarily due to an increase in common shares repurchased of $563 million.

During the nine months ended September 30, 2007, we repaid $1,007 million of debt, including scheduled repayments of $937 million of debt held at BCC. The recorded balance of debt as of September 30, 2007 was $8,580 million, of which $4,670 million was recorded at BCC. There were no debt issuances during the nine months ended September 30, 2007 or 2006.

During the nine months ended September 30, 2007, we repurchased 19,608,431 shares at an average price of $96.10 in our open market share repurchase program, and 27,668 shares in stock swaps. During the nine months ended September 30, 2006, we repurchased 16,021,802 shares at an average price of $78.32 in our open market share repurchase program, 3,749,377 shares at an average price of $80.28 as part of the ShareValue Trust distribution, and 36,416 shares in stock swaps. Cash used for treasury share repurchases was $1,817 million for the nine months ended September 30, 2007, compared with $1,254 million for the same period in 2006.

Credit Ratings

Our credit ratings are summarized below:

	Fitch	Moody’s	Standard & Poor’s
Long-term:
Boeing/BCC	A+	A2	A+

Short-term:
Boeing/BCC	F1	P-1	A-1

On September 12, 2007, Fitch Ratings revised its ratings outlook to positive from stable, citing continuation of strong orders and production ramp up of large commercial aircraft, in addition to an over-funded status of our pension plans, debt reduction and stronger than expected cash flows. The ratings were reaffirmed at A+ for long-term borrowings and F1 for short-term borrowings.

Capital Resources

Boeing and BCC each have a commercial paper program that continues to serve as a significant source of short-term liquidity. As of September 30, 2007, neither we nor BCC had any outstanding commercial paper issuances.

We believe we have substantial borrowing capability. Currently, we have $3,000 million ($1,500 million exclusively available for BCC) of unused borrowing on revolving credit line agreements.

As of September 30, 2007, we continue to be in full compliance with all covenants contained in our debt agreements.

CONTR ACTUAL OBLIGATIONS

Our 2006 Annual Report on Form 10-K contains a table that summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2006. As of September 30, 2007, our total liability for income taxes payable, including uncertain tax positions, was $1,959 million, of which $1,080 million we expect to pay in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $879 million. See Note 4.

OFF-BAL ANCE SHEET ARRANGEMENTS

We enter into arrangements with off-balance sheet risk in the normal course of business. These arrangements are primarily in the form of guarantees, product warranties, and variable interest entities. See Notes 8 and 10.

STANDARDS ISSUED AND NOT YET IMPLEMENTED

See Note 2 for discussion of Standards Issued and Not Yet Implemented.

CONTINGENT ITEMS/LEGAL PROCEEDINGS

Various legal proceedings, claims and investigations related to products, contracts and other matters are pending against us. Most significant legal proceedings are related to matters covered by our insurance. Material contingencies are discussed in Notes 9 and 10, including our contesting the default termination of the A-12 aircraft, employment and benefits litigation brought by several of our employees, and litigation/arbitration involving BSSI.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since December 31, 2006.

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.

We continued our migration strategy to a single, enterprise-wide instance of a general ledger/project costing system with the implementation of this system in our Shared Services Group in the third quarter. This change was made as part of an ongoing process improvement initiative to strengthen the overall design and operating effectiveness of our financial reporting controls and is not in response to an identified internal control deficiency. There were no other changes during the third quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Currently, we are a defendant in a number of legal proceedings. For a discussion of contingencies related to legal proceedings, see Note 9 to our Condensed Consolidated Financial Statements, which is hereby incorporated by reference.

We possess a National Pollutant Discharge Elimination System (NPDES) permit allowing us to discharge industrial waste water and surface storm water from our Santa Susana Field Laboratory (SSFL) site in Simi Valley, California. The permit regulates surface water discharges at various locations on the property and imposes limits on the permissible levels of certain chemical compounds in the discharges. In July 2004 and again in January and March 2006, the California Regional Water Quality Control Board, Los Angeles Region (“Regional Board”), amended our 1998 NPDES Permit for the SSFL site. The amendments imposed increasingly more stringent numeric surface water discharge limits. We appealed the permit amendments to the California Water Resources Control Board (“State Board”) in early 2006. In December 2006, the State Board issued its order remanding the matter to the Regional Board to establish a compliance schedule, but upheld the Regional Board’s inclusion of the limits in the permit. On January 17, 2007, we filed a petition for a writ challenging the State Board’s adverse rulings in Los Angeles County Superior Court and that matter is pending.

On October 16, 2007, the Regional Board on remand from the State Board issued (1) a draft permit that contained revised requirements and numeric discharge limits and proposed compliance schedule, and (2) a draft cease and desist order that would provide a further compliance schedule and interim discharge limits. The Regional Board is scheduled to consider the draft permit and draft cease and desist order at a hearing on November 1, 2007.

In the period 2004 to the present, we have received five violation notices for exceeding permissible limits under our NPDES permit. In November 2005, the U.S. Attorney’s office in Los Angeles served us with a grand jury subpoena seeking documents pertaining to our compliance with the NPDES permit during the period 2001 to the present and subsequently alleged that we have violated the federal Clean Water Act. We have produced documents pursuant to the subpoena but have maintained that no criminal violations of the Clean Water Act have occurred and that the issue should be resolved administratively, not through criminal prosecution. On July 25, 2007, the Regional Board issued a Complaint for Administrative Liability for 79 self-reported incidents where permissible discharge limits had been exceeded between October 17, 2004 and January 16, 2006. On August 27, 2007, we paid $0.471 million to settle the complaint, with half of the payment constituting an administrative penalty and the other half being disbursed to state-approved environmental nonprofit groups. This resolution addressed most but not all of the incidents reported, and additional administrative or other action is still possible.

On October 12, 2007, we entered into an agreement with the State of California under which we will donate, upon completion of the required remediation, the SSFL site to the state as open-space state park land. We will remain responsible for any future claims arising out of pre-existing conditions at the site at the time of the transfer.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Issuer Purchases of Equity Securities

The following table provides information about purchases we made during the quarter ended September 30, 2007 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

(Dollars in millions except per share data)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs
7/01/07 thru 7/31/07	2,421,387	$101.56	2,420,277	$1,146
8/01/07 thru 8/31/07	2,837,257	$98.39	2,836,375	$867
9/01/07 thru 9/30/07	3,822,793	$99.38	3,822,754	$487
TOTAL	9,081,437	$99.65	9,079,406

(1)

We repurchased an aggregate of 9,079,406 shares of our common stock in the open market pursuant to our repurchase program. On August 28, 2006 our Board of Directors approved the repurchase of $3 billion of common stock (the “Program”). Unless terminated earlier by a Board resolution, the Program will expire when we have used all authorized funds for repurchase. Outside of the Program, we purchased an aggregate of 2,031 shares in swap transactions.

Item 6. Exhibits

(a)	Exhibits:

(3)	Articles of Incorporation and By-Laws

(i) By-Laws,as amended on August 28, 2007.

(15)	Letter from Independent Registered Public Accounting Firm regarding unaudited interim financial information.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BOEING COMPANY
(Registrant)

October 23, 2007	/S/ HARRY S. MCGEE III
(Date)	Harry S. McGee III
Vice President Finance
& Corporate Controller
(Chief Accounting Officer)